Form 10-Q
period 2009-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2009-04-29
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant's telephone number, including area code: +1-(441)-296-1431

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2009
Class A Common Stock, par value $0.08	36,024,273
Class B Common Stock, par value $0.08	6,312,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2009

INDEX

Index

Part I. Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$306,553	$107,433
Accounts receivable (net of allowance) (Note 6)	163,993	221,450
Program rights, net	63,825	67,787
Other current assets (Note 7)	107,792	98,086
Total current assets	642,163	494,756
Non-current assets
Investments	16,559	16,559
Property, plant and equipment, net (Note 8)	184,907	206,667
Program rights, net	114,149	113,596
Goodwill (Note 4)	976,100	1,041,041
Broadcast licenses and other intangible assets, net (Note 4)	369,450	514,732
Other non-current assets (Note 7)	21,149	19,265
Total non-current assets	1,682,314	1,911,860
Total assets	$2,324,477	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	March 31, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$152,321	$174,885
Credit facilities and obligations under capital leases (Note 10)	65,853	36,502
Other current liabilities (Note 11)	24,367	17,286
Total current liabilities	242,541	228,673
Non-current liabilities
Credit facilities and obligations under capital leases (Note 10)	243,956	38,758
Senior Debt (Note 5)	909,028	928,525
Other non-current liabilities (Note 11)	91,817	112,215
Total non-current liabilities	1,244,801	1,079,498
Commitments and contingencies (Note 19)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2008 – nil)	-	-
36,024,273 shares of Class A Common Stock of $0.08 each (December 31, 2008 –36,024,273)	2,882	2,882
6,312,839 shares of Class B Common Stock of $0.08 each (December 31, 2008 – 6,312,839)	505	505
Additional paid-in capital	1,105,107	1,126,617
Accumulated deficit	(281,274)	(236,836)
Accumulated other comprehensive income	9,357	202,090
Total CME Ltd. shareholders’ equity	836,577	1,095,258
Noncontrolling interests	558	3,187
Total equity	837,135	1,098,445
Total liabilities and equity	$2,324,477	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net revenues	$141,221	$223,023
Operating expenses:
Operating costs	29,393	33,015
Cost of programming	74,922	94,087
Depreciation of station property, plant and equipment	11,616	12,114
Amortization of broadcast licenses and other intangibles (Note 4)	6,101	7,670
Cost of revenues	122,032	146,886
Selling, general and administrative expenses	21,828	30,664
Impairment charge (Note 4)	81,843	-
Operating (loss) / income	(84,482)	45,473
Interest income	744	2,180
Interest expense (Note 16)	(21,428)	(15,229)
Foreign currency exchange gain / (loss), net	39,264	(17,428)
Change in fair value of derivatives (Note 12)	6,130	(10,258)
Other income	99	651
(Loss) / income from continuing operations before tax	(59,673)	5,389
Income tax credit	12,995	10,283
(Loss) / income from continuing operations	(46,678)	15,672
Discontinued Operations, net of tax (Note 18)	(262)	(750)
Net (loss) / income	(46,940)	14,922
Net (income) / loss attributable to noncontrolling interests	2,502	(477)
Net (loss) / income attributable to CME Ltd.	$(44,438)	$14,445

Net (loss) / income	(46,940)	14,922
Currency translation adjustment	(192,860)	191,467
Obligation to repurchase shares	-	488
Comprehensive (loss) / income	$(239,800)	$206,877
Comprehensive loss / (income) attributable to noncontrolling interests	2,629	(1,025)
Comprehensive (loss) / income attributable to CME Ltd.	$(237,171)	$205,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations - Basic	$(1.04)	$0.36
Continuing operations - Diluted	(1.04)	0.35
Discontinued operations – Basic	(0.01)	(0.02)
Discontinued operations - Diluted	(0.01)	(0.01)
Net (loss) / income attributable to CME Ltd common shareholders – Basic	(1.05)	0.34
Net (loss) / income attributable to CME Ltd common shareholders – Diluted	$(1.05)	$0.34

Weighted average common shares used in computing per share amounts (000’s):
Basic	42,337	42,316
Diluted	42,337	42,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other		Total
	Number of shares	Par value	Number of shares	Par value	Paid-In Capital	Retained Earnings	Comprehensive Income	Noncontrolling Interest	Shareholders’ Equity
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	1,663	-	-	-	1,663
Acquisition of KINO non-controlling interest	-	-	-	-	(23,173)	-	-	-	(23,173)
Net loss	-	-	-	-	-	(44,438)	-	(2,502)	(46,940)
Currency translation adjustment	-	-	-	-	-	-	(192,733)	(127)	(192,860)
BALANCE, March 31, 2009	36,024,273	$2,882	6,312,839	$505	$1,105,107	$(281,274)	$9,357	$558	$837,135

					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional		Accumulated Other		Total
	Number of shares	Par value	Number of shares	Par value	Paid-In Capital	Retained Earnings	Comprehensive Income	Noncontrolling Interest	Shareholders’ Equity
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$54,871	$290,216	23,154	$1,422,962
Stock-based compensation	-	-	-	-	1,856	-	-	-	1,856
Stock options exercised	125	-	-	-	9	-	-	-	9
Purchase of capped call options	-	-	-	-	(63,318)	-	-	-	(63,318)
Bifurcation of equity option embedded in convertible notes	-	-	-	-	108,085	-	-	-	108,085
Net income	-	-	-	-	-	14,445	-	477	14,922
Currency translation adjustment	-	-	-	-	-		190,919	548	191,467
Obligation to repurchase shares	-	-	-	-	-	-	488	-	488
BALANCE, March 31, 2008	36,003,323	$2,880	6,312,839	$505	$1,097,968	$69,316	$481,623	$24,179	$1,676,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(44,438)	$14,445
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 18])	262	750
Depreciation and amortization	64,263	73,365
Impairment charge (Note 4)	81,843	-
Loss on disposal of fixed assets	258	-
Stock-based compensation (Note 14)	1,547	1,813
Noncontrolling interest in (loss) / income of consolidated subsidiaries	(2,502)	477
Change in fair value of derivatives (Note 12)	(6,130)	10,258
Foreign currency exchange (gain) / loss, net	(39,264)	17,428
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	38,296	16,540
Program rights	(50,665)	(79,433)
Other assets	(15,384)	(7,270)
Other accounts payable and accrued liabilities	17,923	28,887
Income taxes payable	(3,900)	(6,075)
Deferred taxes	(10,823)	8,946
VAT and other taxes payable	(8,738)	4,487
Net cash generated from continuing operating activities	22,548	84,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,822)	(23,721)
Disposal of property, plant and equipment	665	99
Investments in subsidiaries and unconsolidated affiliates	(22,776)	-
Net cash used in continuing investing activities	(29,933)	(23,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Convertible Notes	-	463,812
Proceeds from credit facilities	260,970	-
Payment of credit facilities and capital leases	(36,316)	(1,046)
Purchase of capped call options	-	(63,318)
Excess tax benefits from share-based payment arrangements	116	43
Proceeds from exercise of stock options	-	9
Dividends paid to minority shareholders	-	(1,230)
Net cash received from continuing financing activities	224,770	398,270

NET CASH USED IN DISCONTINUED ACTIVITIES - OPERATING	(1,294)	(2,237)
NET CASH USED IN DISCONTINUED ACTIVITIES - INVESTING	-	(121)
Impact of exchange rate fluctuations on cash	(16,971)	(5,178)

Net increase in cash and cash equivalents	199,120	451,730
CASH AND CASH EQUIVALENTS, beginning of period	107,433	142,826
CASH AND CASH EQUIVALENTS, end of period	$306,553	$594,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. (“CME Ltd.”), a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At March 31, 2009, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at March 31, 2009 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

Top Tone Media S.A.	80.0%	Luxembourg	Subsidiary
TV2 EOOD (“TV2”)	80.0%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.0%	Bulgaria	Subsidiary
Zopal S.A.	80.0%	Luxembourg	Subsidiary
LG Consult EOOD	80.0%	Bulgaria	Subsidiary
Ring TV EAD (“Ring TV”)	80.0%	Bulgaria	Subsidiary

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	76.0%	Croatia	Subsidiary

CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision S.R.L (“Media Vision”)	95.0%	Romania	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L (“Sport.ro”)	95.0%	Romania	Subsidiary
Campus Radio S.R.L.	19.01%	Romania	Equity-Accounted Affiliate
Media Pro Management S.A. (“Media Pro”)	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment

CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary
A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
GAMATEX spol s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate
A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
MEDIA INVEST, spol. sr.o. (“Media Invest”)	100.0%	Slovak Republic	Subsidiary
EMAIL.SK s.r.o.	80.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
TELEVIDEO d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd.	100.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH	100.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd.	100.0%	Cyprus	Subsidiary
1+1 Production	100.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC	99.9%	Ukraine	Subsidiary
Grizard Investments Limited.	100.0%	Cyprus	Subsidiary
Grintwood Investments Limited	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukrpromtorg”)	100.0%	Ukraine	Subsidiary
Gravis-Kino LLC (“Gravis-Kino”)	100.0%	Ukraine	Subsidiary
Nart LLC	100.0%	Ukraine	Subsidiary
TV Stimul LLC (“TV Stimul”)	100.0%	Ukraine	Subsidiary
TOR LLC (“Tor”)	100.0%	Ukraine	Subsidiary
ZHYSA LLC (“Zhysa”)	100.0%	Ukraine	Subsidiary
Glavred-Media LLC (“Glavred”)	10.0%	Ukraine	Cost Investment

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Programming B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary
CME Media Services Limited	100.0%	United Kingdom	Subsidiary
CME SR d.o.o.	100.0%	Serbia	Subsidiary

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Bulgaria

We operate one national television channel in Bulgaria, TV2, and RING TV, a cable sports channel. We own 80.0% of TV2, which holds the broadcast license for TV2, and 80.0% of Ring TV, which operates RING TV.

Croatia

We operate one national channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV (Croatia) which holds the broadcast license for NOVA TV (Croatia).

Czech Republic

We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic) and two cable/satellite channels, NOVA SPORT and NOVA CINEMA. We own 100.0% of CET 21, which holds the national terrestrial broadcast licenses for TV NOVA (Czech Republic) and the satellite/digital licenses for NOVA SPORT and NOVA CINEMA.

Romania

We operate five television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA, as well as PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. We also operate two radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our President and Chief Operating Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels.

We own 10.0% of Media Pro B.V. and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Substantially all of the remaining shares of Media Pro are owned directly or indirectly by Mr. Sarbu. Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema and entertainment across Central and Eastern Europe.

Slovak Republic

We operate one national television channel in the Slovak Republic, TV MARKIZA. We own 100.0% of Markiza, which holds a national terrestrial broadcast license for TV MARKIZA.

Slovenia

We operate two national television channels in Slovenia, POP TV and KANAL A.  We own 100.0% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, and Kanal A, which holds the licenses for the KANAL A channel.

Ukraine

We operate one national television channel in Ukraine, STUDIO 1+1, and KINO, a network of regional channels. We hold a 100.0% interest in Studio 1+1, which holds the license for and operates the STUDIO 1+1 channel. We also own 100% of Gravis-Kino, the license holder for the KINO channel.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended March 31, 2009 should be read in conjunction with the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our significant accounting policies have not changed since December 31, 2008, except as noted below.

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

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” are to British pounds.

Noncontrolling Interests

On January 1, 2009, we adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

On adoption of FAS 160 we began to attribute the net losses of our Bulgaria operations to the holders of the noncontrolling interest. This resulted in a reduction to the net loss attributable to CME Ltd. In accordance with paragraph 15 of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”) we had previously not attributed these losses because it would have resulted in a deficit noncontrolling interest. Had we continued to apply the previous requirements of ARB 51 the impact on consolidated net income attributable to the Company and earnings per share would have been as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

For the three months ended March 31, 2009
Net loss attributable to CME Ltd. as reported	$(44,438)
Deduct: noncontrolling interest income recognized since the adoption of FAS 160	(1,846)
Pro Forma net loss	$(46,284)
Net loss per share – Basic (As reported)	$(1.05)
Net loss per share – Basic (Pro Forma)	$(1.09)
Net loss per share – Diluted (As reported)	$(1.05)
Net loss per share – Diluted (Pro Forma)	$(1.09)

Other than the reduction in net loss noted above, we reclassified certain prior period balances in our Consolidated Balance Sheet, Consolidated Statement of Operations and Statement of Shareholders’ Equity to reflect the new presentation requirements of FAS 160 as shown below.

Convertible debt

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the Consolidated Statement of Operations.

FSP APB 14-1 requires retrospective application, therefore we restated both opening shareholders’ equity in 2009 and comparative amounts for 2008 in all primary financial statements in 2009 to reflect revised equity and liability balances on issuance of our Convertible Notes (as defined herein) (net of allocated acquisition costs) of US$ 108.1 million and US$ 364.2 million, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The impact on the 2008 comparative amounts for the quarterly period ended March 31, 2008 of the adoption of both FSP APB 14-1 and FAS 160 was as follows:

	For the Three Months ended March 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1		FAS 160	As Adjusted
Consolidated Statement of Operations
Interest expense	$(14,250)	$(979	) (1)	$-	$(15,229)
Minority interest in income of consolidated subsidiaries (2)	(1,025)	-		548	(477)
	As at December 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1		FAS 160	As Adjusted
Consolidated Balance Sheet
Other current assets	$98,725	$(639)		$-	$98,086
Other non-current assets	20,743	(1,478)		-	19,265
Senior Debt	1,024,721	(96,196)		-	928,525
Additional paid-in capital	1,018,532	108,085		-	1,126,617
Accumulated deficit	(224,086)	(14,006)		1,256	(236,836)
Accumulated Other Comprehensive Income	$203,346	$-		$(1,256)	$202,090

(1) The impact of APB 14-1 is shown net of a reclassification of US$ 18 thousand of interest expense attributable to discontinued operations.

(2) As required by FAS 160, Minority interest in income of consolidated subsidiaries was renamed “Net income attributable to noncontrolling interests”. We also reclassified the associated Minority Interest account in the consolidated balance sheet into Shareholders’ Equity and renamed it “Noncontrolling interests”.

Business Combinations

On January 1, 2008, we adopted FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, its adoption did not have a material impact on our financial position or results of operations. However, we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization is prohibited under FAS 141(R).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On January 1, 2009, we adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

On January 1, 2009, we adopted FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which addresses certain effects of SFAS Nos. 141(R) and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Derivative Disclosure

On January 1, 2009, we adopted FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 did not have a material impact on our financial position or results of operations.

3. ACQUSITIONS AND DISPOSALS

Ukraine

Acquisition of KINO noncontrolling interest

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining noncontrolling interests in our channels, we reached an agreement with our minority partners to acquire 100.0% of the KINO channel and transfer to them our interest in the CITI channel, a local station that broadcasts in the Kiev region. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis LLC (“Gravis”), which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel, for a de minimus amount. The total consideration paid by us for these interests was US$ 10.0 million, including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009. In addition, on February 10, 2009, CME acquired from an entity controlled by Alexander Tretyakov a 10.0% ownership interest in Glavred (“Glavred”) for US$ 12.0 million. Glavred owns a number of websites and print publications as well as a radio station.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is retained under FAS 160. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

The amounts allocated to consideration for KINO totaled US$ 23.1 million, represented by the fair value of the net assets of the CITI channel transferred (US$ 1.1 million) and cash payments of US$ 8.5 million for the equity interests, US$ 1.5 million for transitional services, and the US$ 12.0 million we paid for the investment in Glavred, which we concluded formed part of the consideration because we determined the Glavred investment to have a fair value of US$ nil at the date of acquisition.

The balance of noncontrolling interest recorded at the date of acquisition was US$ nil because the operations had been loss making. Therefore, the full consideration of US$ 23.1 million was recognized as a reduction to equity.

Igor Kolomoisky, a member of the Board of Directors of the company and the supervisory boards of Studio 1+1 and 1+1 Production, indirectly holds a 50% interest in Glavred and the remaining 40% is owned by Mr. Tretyakov, our former partner in KINO and CITI.

4. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are the result of acquisitions in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by operating segment as at March 31, 2009 and December 31, 2008 is summarized as follows:

	Balance December 31, 2008	Additions	Impairment charge	Foreign currency movement	Balance March 31, 2009

Croatia	$739	$-	$-	$(53)	$686
Czech Republic	888,936	-	-	(52,692)	836,244
Romania	72,336	-	-	(7,981)	64,355
Slovak Republic	61,642	-	-	(3,454)	58,188
Slovenia	17,388	-	-	(761)	16,627
Total	$1,041,041	$-	$-	$(64,941)	$976,100

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at March 31, 2009 and December 31, 2008 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2008	$59,856	$282,058	$97,047	$68,280	$7,491	$514,732
Additions	-	-	-	-	-	-
Impairment	-	(75,788)	(76)	-	(4,882)	(80,746)
Amortization	-	(3,913)	(103)	(1,700)	(385)	(6,101)
Foreign currency movements	(5,803)	(31,075)	(16,302)	(4,676)	(579)	(58,435)
Balance, March 31, 2009	$54,053	$171,282	$80,566	$61,904	$1,645	$369,450

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

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, two years using the declining balance method.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Gross value	$404,726	$549,140
Accumulated amortization	(89,329)	(94,264)
Net book value of amortized intangible assets	$315,397	$454,876
Indefinite-lived broadcast licenses	54,053	59,856
Total broadcast licenses and other intangible assets, net	$369,450	$514,732

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Impairment of Goodwill and Long-Lived Assets

We recognized the following impairment charges in respect of long-lived assets in the three months ended March 31, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

We evaluate goodwill and indefinite-lived intangible assets for impairment by reporting unit or asset group in the fourth quarter of each year. However, whenever events occur which suggest assets may be impaired in a reporting unit, an additional evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. During the three months ended March 31, 2009, the price of our Class A Common Stock decreased from a high of US$ 22.70 per share to a low of US$ 4.86 per share. In addition, when we updated our medium-term forecast models at March 31, we determined that the forecast future cash flows of all of our stations had decreased compared to our previous estimates. We concluded that together these two events constituted an indication that the value of our goodwill, indefinite-lived intangible assets or long-lived assets may have fallen in value since we last reviewed them for impairment in the fourth quarter of 2008 and it was therefore necessary to review them for impairment again under FASB Statements No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) and No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“FAS 144”).

We have determined that, with the exception of Bulgaria and Ukraine, each reporting unit is also an asset group because they are the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In Bulgaria, there are two asset groups, RING TV and TV2, and there are two in Ukraine, STUDIO 1+1 and KINO.

In performing our assessment, we also noted that a number of events had occurred during the first quarter of 2009 which suggested that further impairments may have occurred, including:

•
A continued reduction in the short and medium economic projections for our markets by external analysts fuelled by a widespread perception that Central and Eastern Europe will be among the regions most heavily impacted by the global economic crisis and growing sentiment that recovery will take longer than expected;

•
increasing reluctance of advertisers to make spending commitments, which has had a larger than expected impact on both the proportion of our advertising inventory we can sell and a reduction in the prices we can achieve;

•	continued significant volatility in the price of our shares of Class A common stock during most of the quarter;
•	continued high sovereign debt yields in our markets, suggesting a fundamental re-pricing of risk by investors; and
•	an escalation of the economic crisis in Ukraine, including the downgrading of its sovereign credit rating to CCC+ by Standard & Poors.

Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill we concluded that an impairment charge was required in Bulgaria. In all other cases, the extent to which the respective assets tested passed the impairment test has reduced since they were last tested for impairment in the fourth quarter of 2008 and the impact of changes in key assumptions in the valuation models is discussed below. In the Czech Republic this decline had caused the result of the goodwill impairment test to be particularly close.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Bulgaria

We revised our estimates of future cash flows in our Bulgaria operations to reflect our revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the TV2 asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil.

Czech Republic

We concluded that our Czech Republic reporting unit passed the first stage of the impairment test for goodwill, but that its fair value had declined significantly since we tested it for impairment in the fourth quarter of 2008 and is very close to the carrying value. This decline in value was due to reductions to our cash flow forecasts to reflect the fact that uncertainties over the macro economic environment has caused international advertisers to become increasingly reluctant to make spending commitments. This reluctance, which has intensified during the quarter, has caused a contraction in the overall size of the advertising market which has manifested itself as a worse-than-expected decline in both the level of advertising inventory our operations are able to sell and the prices at which it can be sold.

We reviewed the assumptions in our valuation models and concluded that the fair value of the reporting unit was in excess of the fair value. In performing this review we also considered:

•
The impact of a number of possible scenarios for the downturn in, and eventual recovery of, the Czech economy in general and the television advertising market in particular. These scenarios included the timing and magnitude of future growth in the market, and the speed of convergence with Western European markets.

•	Other available indications of fair value, such as Company-specific and peer-group earnings multiples and analysts’ consensuses.
•
Comparing the market capitalization implied by the aggregate fair value of all of our reporting units to our actual market capitalization during the quarter and considering whether the small resulting premium was a reasonable indication of the premium an acquirer would be prepared to pay to obtain control. We also noted that this implied control premium was consistent with the price to be paid by TW Media Holdings LLC (“TWMH”) for their investment in our shares (see note 13 “Shareholders’ Equity”).

•
Whether the decline in our share price could have reflected factors other than the underlying value of our assets. The sharp decline and subsequent partial recovery in our share price during, and after, the quarter coincided with the with a decline in the market generally, and increased investor concern over the macro economic environment in Eastern Europe in particular.

•	Our experience of historical acquisition activity in the region, including the premia applied to broadcasting assets with dominant positions in their respective markets.

Notwithstanding these considerations, if the operating environment in the Czech Republic continues to deteriorate, and this deterioration indicates that we should make even a small adverse change in our long-term assumptions, it is likely that we will have to impair some or all of the goodwill in our Czech Republic reporting unit.

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

In all cases, each method involves a number of significant assumptions over an extended period of time which could materially change the result and the decision on whether assets are impaired. The most significant of these assumptions include the discount rate applied (cost of capital), the total advertising market size, achievable levels of market share, level of forecast operating costs and capital expenditure and the rate of growth into perpetuity. The table below shows whether an adverse change of 10.0% in any of these assumptions would result in additional impairments after reflecting the impairment charge recognized in the three months ended March 31, 2009:

10% Adverse Change in	Long-Lived Assets	Indefinite-Lived Trademarks	Indefinite-Lived Broadcast Licenses	Goodwill
Cost of Capital	None	Ukraine	Slovenia	Czech Republic

Total Advertising	Croatia	None	Slovenia	Croatia
Market	Slovak Republic			Czech Republic
Slovak Republic
Slovenia

Market Share	Croatia	None	Slovenia	Croatia
	Slovak Republic			Czech Republic
Slovak Republic
Slovenia

Forecast Operating	Croatia	Not applicable	Slovenia	Croatia
Costs	Slovak Republic			Czech Republic
Slovak Republic
Slovenia

Forecast Capital Expenditure	None	Not applicable	Slovenia	None

Perpetuity Growth Rate	Not applicable	None	None	None

Although we considered all current information when we calculated our impairment charge for the three months ended March 31, 2009, if our cash flow forecasts for our operations deteriorate still further, or discount rates increase, it is probable that we will have to to recognize additional impairment charges in future periods.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.  SENIOR DEBT

Our senior debt comprised the following as at March 31, 2009 and December 31, 2008:

	Carrying Value		Fair Value
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

EUR 245.0 million 8.25% Senior Notes	$326,046	$340,966	$257,576	$233,562
EUR 150.0 million Floating Rate Senior Notes	199,620	208,755	114,782	125,253
USD 475.0 million 3.5% Senior Convertible Notes	383,362	378,804	268,375	230,375
	$909,028	$928,525	$640,733	$589,190

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (The applicable rate at March 31, 2009 was 5.934%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.  The carrying value of the Convertible Notes as at December 31, 2008 has been adjusted to reflect the impact of the adoption of FSP APB 14-1 (see Note 2, “Summary of Significant Accounting Policies, Convertible debt”).

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at March 31, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price.

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

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Fixed Rate Notes but as they are considered clearly and closely related to the Fixed Rate Notes, they are not accounted for separately.

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at March 31, 2009 and December 31, 2008 was equal to the outstanding debt multiplied by the traded market price .

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

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the Floating Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the Floating Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the Floating Rate Notes plus accrued and unpaid interest to the date of purchase.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The Floating Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Floating Rate Notes Redemption Price

May 14, 2009	101.000%
May 15, 2009 and thereafter	100.000%

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Floating Rate Notes but as they are considered clearly and closely related to the Floating Rate Notes, they are not accounted for separately.

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at March 31, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2009, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default that gave us the right to early termination of the capped call option agreement with Lehman OTC and to claim for losses. We exercised this right on September 16, 2008 and claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum.

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

We concluded that from September 16, 2008, upon delivery of the termination notice, the capped call options with Lehman OTC were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract meant that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19. Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC capped call options from additional paid-in capital to Accumulated Deficit to reflect this extinguishment. We further concluded that our claim did not meet the definition of an asset under FASB Statement of Financial Accounting Concepts No. 6 “Elements of Financial Statements” because the future benefit it embodied were not sufficiently probable and therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies”.

On March 3, 2009 we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which has been recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations. See Note 19, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

Prior to the termination of the capped call options with Lehman OTC, we noted that no dilution would occur prior to the trading price of our Class A common stock reaching US$ 151.20.  This conclusion was based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

Following the termination of the Lehman OTC capped call options, which represented 35% of the total number of capped call options we acquired on March 4, 2008, limited dilution will occur following the exercise of the BNP and DB capped call options if the price of shares of our Class A common stock is between US$ 105.00 per share and US$ 151.20 per share when the Convertible Notes are converted. The table below shows how many shares of our Class A common stock we would issue following a conversion of the Convertible Notes  and the exercise of the remaining DB and BNP capped call options for a variety of share price scenarios. This table assumes the currently selected settlement methods continue to apply and no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$-
110.00	(205,628)	133,658	(71,970)	(7,917)
120.00	(565,476)	367,559	(197,917)	(23,750)
130.00	(869,963)	565,475	(304,488)	(39,583)
140.00	(1,130,951)	735,118	(395,833)	(55,417)
151.20	(1,382,274)	898,478	(483,796)	(73,150)
$200.00	(2,148,807)	679,248	(1,469,559)	$(293,912)

At March 31, 2009, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at March 31, 2009, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining DB and BNP capped call options at March 31, 2009 was US$ 0.4 million

On adoption of FSP APB 14-1, we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately in all periods from March 10, 2008. Certain other derivative instruments, have been identified as being embedded in the Convertible Notes, but as they are considered to be clearly and closely related to the Convertible Notes they are not accounted for separately.

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Third-party customers	$168,131	$227,253
Less allowance for bad debts and credit notes	(15,298)	(14,663)
Related parties	11,292	8,913
Less allowance for bad debts and credit notes	(132)	(53)
Total accounts receivable	$163,993	$221,450

At March 31, 2009, CZK 466.9 million (approximately US$ 22.7 million) (December 31, 2008: CZK 820.7 million, US$ 39.9 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 10, “Credit Facilities and Obligations under Capital Leases”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Current:
Prepaid programming	$49,494	$54,301
Productions in progress	17,184	14,080
Other prepaid expenses	14,390	7,286
Income taxes recoverable	10,092	1,216
Deferred tax	6,624	5,898
Capitalized debt costs	4,662	4,636
VAT recoverable	3,911	3,460
Restricted cash	739	821
Assets held for sale	-	5,484
Other	696	904
Total other current assets	$107,792	$98,086

	March 31, 2009	December 31, 2008
Non-current:
Capitalized debt costs	$12,110	$13,282
Deferred tax	4,291	2,108
Other	4,748	3,875
Total other non-current assets	$21,149	$19,265

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land and buildings	$87,664	$92,421
Station machinery, fixtures and equipment	172,944	190,090
Other equipment	30,752	35,470
Software licenses	29,229	30,219
Construction in progress	10,902	11,293
Total cost	$331,491	$359,493
Less: Accumulated depreciation	(146,584)	(152,826)
Total net book value	$184,907	$206,667
Assets held under capital leases (included in the above)
Land and buildings	$5,599	$5,855
Station machinery, fixtures and equipment	1,397	1,917
Total cost	6,996	7,772
Less: Accumulated depreciation	(1,528)	(1,644)
Net book value	$5,468	$6,128

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$27,795	$35,778
Programming liabilities	37,073	44,251
Duties and other taxes payable	21,970	22,635
Accrued staff costs	16,454	27,318
Accrued interest payable	16,286	10,531
Income taxes payable	2,082	7,399
Accrued production costs	6,885	6,531
Authors’ rights	3,617	4,734
Other accrued liabilities	20,159	15,708
Total accounts payable and accrued liabilities	$152,321	$174,885

The accrued interest payable balance relates primarily to interest on our Senior Notes and our Convertible Notes (see Note 5, “Senior Debt”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

10.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at March 31, 2009 and December 31, 2008:

		March 31, 2009	December 31, 2008
Credit facilities:
Corporate	(a) – (b)	$199,625	$57,180
Czech Republic	(c) – (e)	70,508	12,923
Romania	(f)	-	104
Slovak Republic	(g)	-	-
Slovenia	(h)	34,933	-
Ukraine	(i)	164	172
Total credit facilities		$305,230	$70,379

Capital leases:
Bulgaria operations, net of interest		$744	$689
Romania operations, net of interest		221	289
Slovak Republic operations, net of interest		-	36
Slovenia operations, net of interest		3,614	3,867
Total capital leases		$4,579	$4,881

Total credit facilities and capital leases		$309,809	$75,260
Less current maturities		(65,853)	(36,502)
Total non-current maturities		$243,956	$38,758

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 133.1 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 66.5 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 49.9 million).

The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan.  The available amount of the EBRD Loan amortizes by 15.0% every six months from May 2009 to November 2010 and by 40.0% in May 2011. As at March 31, 2009, the full EUR 150.0 million (approximately US$ 199.6 million) had been drawn.

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

(b) We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 13.3 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at March 31, 2009, the full EUR 10.0 million (approximately US$ 13.3 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%.

As at March 31, 2009, our Dutch holding company, CME Media Enterprises B.V., had approximately US$ 12.2 million deposited in the BMG cash pool while our operations in the Czech Republic, the Slovak Republic, Slovenia and Ukraine had deposited approximately US$ 22.9 million, US$ 5.7 million, US$ 5.3 million, and US$ 0.9 million, respectively in the BMG cash pool. Our Ukraine operations had drawn approximately US$ 0.2 million from the BMG cash pool at March 31, 2009.

Czech Republic

(c) As at March 31, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 58.4 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 2.44% applied to the balance outstanding at March 31, 2009 and is based on PRIBOR. A utilization interest of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(d) As at March 31, 2009, CZK 250 million (approximately US$ 12.2 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65%, and a rate of 2.44% applied to the balance outstanding under this facility at March 31, 2009. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at March 31, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 14.6 million) factoring facility with FCS available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) Our Romania operations repaid US$ 0.1 million drawn from the BMG cash pool during the three months ended March 31, 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovak Republic

(g) As at March 31, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.4 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2.0%.

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 49.9 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus, a rate of 3.653% applied at March 31, 2009.  As at March 31, 2009, the full EUR 26.3 million (approximately US$ 34.9 million) available for drawing under this revolving facility had been drawn.

Ukraine

(i) Our Ukraine operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool as at March 31, 2009.

Total Group

At March 31, 2009, the maturity of our debt (including our Senior Notes and Convertible Notes) was as follows:

2009	$65,045
2010	160,337
2011	79,848
2012	326,046
2013	383,362
2014 and thereafter	199,620
Total	$1,214,258

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at March 31, 2009:

2009	667
2010	737
2011	636
2012	602
2013	2,465
2014 and thereafter	774
$5,881
Less: amount representing interest	(1,302)
Present value of net minimum lease payments	$4,579

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Current:
Deferred revenue	$18,052	$7,684
Consideration payable – Bulgaria	4,500	4,500
Consideration payable - Romania	-	724
Onerous contracts	1,389	1,994
Deferred tax	426	177
Liabilities held for sale	-	2,207
Total other current liabilities	$24,367	$17,286

	March 31, 2009	December 31, 2008
Non-current:
Deferred tax	$70,047	$89,126
Program rights	15,048	9,922
Fair value of derivatives	3,752	9,882
Consideration payable – Czech Republic	1,314	1,396
Income taxes payable	1,030	1,070
Other	626	819
Total other non-current liabilities	$91,817	$112,215

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At March 31, 2009, we have no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are currency swap agreements as follows:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 520.3 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 500.2 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

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

The fair value of these instruments as at March 31, 2009, was a US$ 3.8 million liability, which represented a decrease of US$ 6.1 million from the US$ 9.9 million liability as at December 31, 2008 and was recognized as a gain in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of preferred stock, with a US$ 0.08 par value, were authorized as at March 31, 2009 and December 31, 2008.  None were issued and outstanding as at March 31, 2009 and December 31, 2008.

Class A and B Common Stock

100,000,000 shares of Class A Common Stock and 15,000,000 shares of Class B Common Stock were authorized as at March 31, 2009 and December 31, 2008.  The rights of the holders of Class A Common Stock and Class B Common Stock are identical except for voting rights.  The shares of Class A Common Stock are entitled to one vote per share and the shares of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock are convertible into shares of Class A Common Stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On March 22, 2009, we entered into a subscription agreement with TWMH (the “Subscription Agreement”). Pursuant to the Subscription Agreement, we have agreed to issue to TWMH 14.5 million shares of Class A Common Stock at a price of $12.00 per share and 4.5 million shares of Class B Common Stock at a price of $15.00 per share, for an aggregate offering price of $241.5 million.  The completion of this issuance of these shares of Class A Common Stock and Class B Common Stock is subject to a vote of our shareholders and other customary closing conditions. We expect the transaction to close during the second quarter of 2009.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2009	2008

Stock-based compensation	$1,547	$1,813
Income tax benefit recognized	113	180

Under the provisions of SFAS 123(R), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. No options were granted or exercised in the three months ended March 31, 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A summary of option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,439,042	$50.81	6.17	1,458
Granted	-	-
Exercised	-	-
Forfeited	(13,125)	79.35
Outstanding at March 31, 2009	1,425,917	50.54	5.91	281
Vested or expected to vest	1,363,176	50.31	5.97	281
Exercisable at March 31, 2009	852,855	44.05	5.14	281

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.5 million at January 1, 2009.  In the quarter ended March 31, 2009 tax benefits of US$ 0.2 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures and other adjustments. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2009 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of March 31, 2009.  This amount changes based on the fair value of our Common Stock.  The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was US$ nil and US$ 1.8 thousand, respectively.  As of March 31, 2009, there was US$ 9.8 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 2.1 years.  Proceeds received from the exercise of stock options were US$ nil and US$ 9.0 thousand for the three months ended March 31, 2009 and 2008, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2009	2008

Net (loss) / income from continuing operations attributable for CME Ltd. shareholders	$(44,176)	$	$ 15,195
Net loss from discontinued operations	(262)		(750)
Net (loss) / income attributable to CME Ltd. Shareholders	$(44,438)		$14,445

Weighted average outstanding shares of Common Stock (000’s)	42,337		42,316
Dilutive effect of employee stock options (000’s)	-		416
Common Stock and Common Stock equivalents (000’s)	42,337		42,732

Income / (loss) per share:
Basic	$(1.05)		$0.34
Diluted	$(1.05)		$0.34

At March 31, 2009, 1,377,343 (December 31, 2008: 877,625) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Common shares potentially issuable under our Convertible Notes may also become dilutive in the future although were antidilutive at March 31, 2009.

16.  INTEREST EXPENSE

Interest expense comprised the following for the three months ended March 31, 2009 and 2008, respectively:

	For the Three Months Ended March 31,
	2009	2008

Interest on Senior Notes	$9,408	$11,315
Interest on Convertible Notes	4,156	970
Interest on EBRD loan	1,268	-
Interest on capital leases	85	95
Other interest and fees	823	958
	$15,740	$13,338

Amortization of capitalized debt issuance costs	1,130	861
Amortization of debt issuance discount	4,558	1,030
	$5,688	$1,891

Total interest expense	$21,428	$15,229

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Interest expense for the three months ended March 31, 2008 reflects the impact of adopting FSP APB 14-1 retrospectively (see Note 2, “Summary of Significant Accounting Policies, Convertible Debt”).

17.  SEGMENT DATA

We manage our business on a geographic basis and review the performance of each segment using data that reflects 100% of operating and license company results.  Our segments are Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Net Revenues and EBITDA, which is also used as a component in determining management bonuses.

Our key performance measure of the efficiency of our segments is EBITDA margin.  We define EBITDA margin as the ratio of EBITDA to Net Revenues.

EBITDA is determined as net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in EBITDA, include:

•	foreign currency exchange gains and losses;

•	changes in fair value of derivatives; and

•	certain unusual or infrequent items (e.g., impairments of assets or investments).

Below are tables showing our Net Revenues, EBITDA, depreciation, amortization, impairment charges, operating (loss) / income and assets by operation for the three months ended March 31, 2009 and 2008 for condensed consolidated statement of operations data and as at March 31, 2009 and December 31, 2008 for condensed consolidated balance sheet data:

	For the Three Months Ended March 31,
Net Revenues (1)	2009	2008

Bulgaria (2)	$596	$-
Croatia	10,203	11,534
Czech Republic	56,127	85,558
Romania	35,689	57,996
Slovak Republic	20,571	26,234
Slovenia	13,134	17,951
Ukraine	4,901	23,750
Total Operating Segments	$141,221	$223,023
Corporate	-	-
Total	$141,221	$223,023

(1)	All net revenues are derived from external customers. There are no inter-segmental revenues.

(2)	We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
EBITDA	2009	2008

Bulgaria (1)	$(6,730)	$-
Croatia	(43)	(2,730)
Czech Republic	24,893	43,845
Romania	7,147	23,376
Slovak Republic	3,728	9,137
Slovenia	3,010	4,340
Ukraine	(12,280)	(2,694)
Total Operating Segments	$19,725	$75,274
Corporate	(4,259)	(9,806)
Total	$15,466	$65,468

(1)	We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended March 31,
Depreciation	2009	2008

Bulgaria (1)	$535	$-
Croatia	1,069	1,410
Czech Republic	3,695	4,622
Romania	2,751	2,672
Slovak Republic	1,636	1,383
Slovenia	1,426	1,283
Ukraine	504	744
Total Operating Segments	$11,616	$12,114
Corporate	388	211
Total	$12,004	$12,325

(1)	We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Amortization of intangible assets	2009	2008

Bulgaria (1)	$1,545	$-
Croatia	-	-
Czech Republic	2,414	5,524
Romania	591	869
Slovak Republic	1,137	1,193
Slovenia	-	-
Ukraine	414	84
Total Operating Segments	$6,101	$7,670
Corporate	-	-
Total	$6,101	$7,670

(1)	We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended March 31,
Impairment charges	2009	2008

Bulgaria (1)	$81,843	$-
Croatia	-	-
Czech Republic	-	-
Romania	-	-
Slovak Republic	-	-
Slovenia	-	-
Ukraine	-	-
Total Operating Segments	$81,843	$-
Corporate	-	-
Total	$81,843	$-

(1)	We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Operating (loss) / income	2009	2008

Bulgaria (1)	$(90,653)	$-
Croatia	(1,112)	(4,140)
Czech Republic	18,784	33,699
Romania	3,805	19,835
Slovak Republic	955	6,561
Slovenia	1,584	3,057
Ukraine	(13,198)	(3,522)
Total Operating Segments	$(79,835)	$55,490
Corporate	(4,647)	(10,017)
Total	$(84,482)	$45,473

(1)	We acquired our Bulgaria operations on August 1, 2008.

Total assets (1):	March 31, 2009	December 31, 2008

Bulgaria	$19,115	$107,805
Croatia	46,193	50,431
Czech Republic	1,245,879	1,306,997
Romania	343,788	387,845
Slovak Republic	230,110	240,899
Slovenia	90,751	93,022
Ukraine	91,629	129,590
	$2,067,465	$2,316,589
Corporate	257,012	84,543
Total	$2,324,477	$2,401,132

Reconciliation to condensed consolidated balance sheets:
Assets held for sale (2)	-	5,484
Total assets	$2,324,477	$2,406,616

(1)	Segment assets exclude any inter-company investments, loans, payables and receivables.

(2)	Assets held for sale represent the CITI channel, which was disposed of in February 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets (1):	March 31, 2009	December 31, 2008

Bulgaria	$5,979	$6,404
Croatia	11,953	13,450
Czech Republic	57,162	61,463
Romania	44,970	52,193
Slovak Republic	36,647	40,025
Slovenia	22,863	24,932
Ukraine	4,562	7,083
	$184,136	$205,550
Corporate	771	1,117
Total long-lived assets	$184,907	$206,667

(1)	Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

18.  DISCONTINUED OPERATIONS

Ukraine

In the fourth quarter of 2008, in connection with an agreement with our minority partners to acquire 100% of the KINO channel and sell to them our interest in the CITI channel, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis, which previously operated the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. We concluded that the CITI channel represented a disposal group and therefore recognized the income and expenses of our CITI channel as a discontinued operation in all periods presented. The assets and liabilities of the CITI channel have been classified as available for sale at December 31, 2008 and had been disposed of by March 31, 2009.

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

On February 9, 2004, we entered into an agreement with the Dutch tax authorities to settle all tax liabilities outstanding for the years up to and including 2003, including receipts in respect of our 2003 award in the arbitration against the Czech Republic, for a payment of US$ 9.0 million.  We expected to continue to pay tax in The Netherlands of between US$ 1.0 and US$ 2.5 million for the foreseeable future and therefore agreed to a minimum payment of US$ 2.0 million per year for the years 2004 to 2008 and US$ 1.0 million for 2009.

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

The settlement with the Dutch tax authorities also provides that if any decision is issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in The Netherlands, we will be allowed to recover losses previously used against the 2003 arbitration award, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the settlement agreement.  The Dutch Ministry of Finance has now advised that no such decision was issued.

The settlement with the Dutch tax authorities has also resulted in a deductible temporary difference in the form of a ruling deficit against which a full valuation allowance has been recorded.

19.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At March 31, 2009, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

March 31, 2009

Bulgaria	$49,306
Croatia	27,614
Czech Republic	102,262
Romania	171,135
Slovak Republic	47,978
Slovenia	20,664
Ukraine	15,523
Total	$434,482

Of the amount shown in the table above, US$ 108.2 million is payable within one year.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

c) Operating Lease Commitments

For the three months ended March 31, 2009 and 2008 we incurred aggregate rent on all facilities of US$ 2.2 million and US$ 3.6 million, respectively.  Future minimum operating lease payments at March 31, 2009 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2009

2009	4,320
2010	4,766
2011	2,898
2012	1,931
2013	3,840
2014 and thereafter	1,597
Total	$19,352

d) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding’ is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at March 31, 2009, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

e) Other

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

The settlement with the Dutch tax authorities also provided that if any decision was issued at any time prior to December 31, 2008 exempting awards under Bilateral Investment Treaties from taxation in The Netherlands, we will be allowed to recover losses previously used against the 2003 arbitration award, which could be up to US$ 195.0 million, to offset other income within the applicable carry forward rules. This would not reduce the minimum amount of tax agreed payable under the settlement agreement.  The Dutch Ministry of Finance has now advised that no such decision was issued.

As at March 31, 2009 we provided US$ 0.3 million in current liabilities (December 31, 2008: US$ 1.3 million) of tax in The Netherlands as the difference between our obligation under this agreement and our estimate of tax in The Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 12.2 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS.

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

Contingencies

a) Litigation

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

 Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME B.V. dated November 30, 2006 (the “parent agreement”), which was entered into in connection with Studio 1+1 in Ukraine entering advertising and marketing services agreements with LLC Video International-Prioritet, a Ukrainian subsidiary of VI.  Pursuant to the advertising and marketing services agreements, LLC Video International-Prioritet had been selling advertising and sponsorship on the STUDIO 1+1 channel. We delivered notice of termination of all agreements with the VI group on December 24, 2008; and as a result, all agreements with the VI group terminated on March 24, 2009. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues and (ii) 6% of the average monthly sponsorship revenues for advertising and sponsorship sold by LLC Video International-Prioritet for the six months prior to the termination date, multiplied by six. We have recorded a provision of US$ 4.9 million, representing the amount we currently believe we will be required to pay in connection with the termination of the agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of STUDIO 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are defending our position vigorously in the arbitration proceedings.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On September 15, 2008, Lehman Holdings, the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default and gave us the right to terminate the capped call agreement with Lehman OTC and claim for losses. We exercised this right on September 16, 2008 and claimed an amount of US$ 19.9 million, which bears interest at a rate equal to CME’s estimate of its cost of funding plus 1% per annum.

On October 3, 2008, Lehman OTC filed for protection under Chapter 11 as well.  We filed claims in the bankruptcy proceedings of both Lehman Holding and Lehman OTC. Our claim was a general unsecured claim and ranked together with similar claims.

On March 3, 2009 we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value. Under the terms of the agreement, in certain circumstances which we consider remote, including if our claim is subsequently disallowed or adjusted by the bankruptcy court, the counterparty would be able to recoup the corresponding portion of the purchase price from us. Likewise, if the amount of recovery exceeds the amount of our claim, we may receive a portion of that recovery from the claim purchaser.

c) Licenses

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes.  The licenses to operate our broadcast operations are effective for the following periods:

Bulgaria	The analog license of TV2 expires in February 2010.

Croatia	The analog license of NOVA TV (Croatia) expires in March 2010.

Czech Republic
The terrestrial license of TV NOVA (Czech Republic) expires in January 2025 and the satellite license of TV NOVA (Czech Republic) expires in December 2020. The NOVA SPORT cable and satellite license expires in September 2020. The satellite license for NOVA CINEMA expires in November 2019.

Romania	Analog, cable and satellite licenses expire on dates ranging from May 2009 to April 2018.

Slovak Republic	The analog license of TV MARKIZA expires in September 2019.

Slovenia	The analog licenses of POP TV and KANAL A expire in August 2012.

Ukraine
The 15-hour prime time and off prime time analog license of STUDIO 1+1 expires in December 2016. The analog license to broadcast for the remaining nine hours in off prime time expires in July 2014. The satellite license expires in April 2018. Analog and satellite licenses for the KINO channel expire on dates ranging from March 2010 to July 2016.

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

Of our markets, Bulgaria, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital. All four have adopted new legislation or amendments to existing legislation and TTPs in order to facilitate the transition.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued.

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2010, at which point analog licenses will be cancelled.  The license currently held by CET 21 allows for national digital terrestrial broadcasting of TV NOVA (Czech Republic) in any multiplex. Such license has been extended for an additional 8 years, to 2025. In addition, CET 21 was granted a license for national digital terrestrial broadcasting of NOVA CINEMA. This license is valid until the completion of transition to digital terrestrial broadcasting in the Czech Republic, at which time we expect a new license will be granted. In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.  In addition, in January 2009 Markiza was granted a digital license for a niche channel which must be launched by January 2011.  In Bulgaria, TV2 was granted the right to receive a “must-carry” digital license, which gives TV2 a must-carry right for the first multiplex. We expect the Bulgarian Media Council to issue the license in the near future. The digital switchover in Bulgaria is expected to be completed by 2012.

Draft legislation governing the transition to digital is under discussion in Croatia.  We anticipate that legislation will be adopted during 2009 that will address digital licensing and the TTP in a comprehensive way.  We expect that NOVA TV (Croatia) will receive a digital license.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the credit crisis and economic downturn in our markets as well as in the United States and Western Europe; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the impact of any additional investments we make in our Bulgaria, Croatia and Ukraine operations; our effectiveness in implementing our strategic plan for our Ukraine operations or our Bulgaria operations; the successful completion of our transaction with TWMH; our ability to make future investments in television broadcast operations; our ability to develop and implement strategies regarding sales and multi-channel distribution; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publically update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Index

The following discussion should be read in conjunction with our interim financial statements and notes included elsewhere in this report.

II. Executive Summary

Continuing Operations

The following table provides a summary of our consolidated results for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement
Net revenues	$141,221	$223,023	(36.7)%
Operating (loss) / income	(84,482)	45,473	Nm	(1)
Net (loss) / income	$(46,940)	$14,922	Nm	(1)
Net cash (used in) / generated by continuing operating activities	$22,548	$84,618	(73.4)%

(1) Number is not meaningful.

The reduction in net revenues of US$ 81.8 million reflects lower demand for advertising across most of our markets as a result of weaker economic conditions, as well as the impact of a stronger dollar on our local currency revenues in the three months ended March 31, 2009 compared to the same period in 2008.  The deterioration in our operating income is principally due to the recognition of a non-cash impairment charge of US$ 81.8 million in respect of our operations in Bulgaria (see Item 1, Note 4, “Goodwill and Intangible Assets”).

Operating Performance

In the following discussion we describe our operating performance in terms of EBITDA, which is equal to total EBITDA of each of our segments less corporate costs (which include non-cash stock-based compensation). In previous reports we have described our operating performance in terms of Segment EBITDA, which reflects our station operating performance but excludes corporate costs. Comparative numbers reflect this change. (EBITDA is defined in Item 1, Note 17, “Segment Data”).

Despite maintaining audience share leadership in most of our established markets, the deterioration in the economic and general market conditions across the region in which we operate has resulted in much weaker financial performance in the first quarter of 2009, particularly when compared to the unusually strong results delivered in the same period in 2008. Television advertising demand has fallen sharply across all our markets, with estimated declines in our five established markets ranging from 8% to 30% in the quarter. Increasing our share of television advertising revenues in each of our established markets has only partially mitigated the impact of the declining advertising markets and revenues. In EBITDA terms, cost reduction programs have been unable to compensate for the decline in revenues.  In addition, the dollar was considerably stronger against the currencies in which we operate than in the same period last year.

As a result of these market conditions, we are reporting a reduction in Net Revenues of 37% and in EBITDA of 76% in the first quarter. In constant currency terms, which excludes the impact of the appreciation of the dollar on our local revenues, we have seen a decline in revenues of 24% and a decline in EBITDA of 69%.

Losses in our developing markets of Ukraine and Bulgaria have contributed significantly to the reduction in reported EBITDA. In Ukraine, where the television advertising market fell by an estimated 55% in the quarter, we generated EBITDA losses of US$ 12.3 million compared to US$ 2.7 million in the first quarter of 2008. Our new operations in Bulgaria generated EBITDA losses of US$ 6.7 million. Excluding these losses, the reduction in our EBITDA would have been 6.2%.

Index

Our net cash generated from continuing operations fell by 73% in the quarter.

Key Events

On March 22, 2009, we entered into a subscription agreement with TW Media Holdings LLC (“TWMH”) (the “Subscription Agreement”). Pursuant to the Subscription Agreement, we have agreed to issue to TWMH 14.5 million shares of Class A Common Stock at a price of $12.00 per share and 4.5 million shares of Class B Common Stock at a price of $15.00 per share, for an aggregate offering price of $241.5 million.  The completion of this issuance of these shares of Class A Common Stock and Class B Common Stock is subject to a vote of our shareholders and other customary closing conditions.

Future Trends

Advertising market conditions in the countries in which we operate deteriorated sharply in the first quarter of 2009. We anticipate GDP decline in all our markets in 2009, and consensus economic projections continue to worsen. Although it is difficult to predict the depth or duration of the recession, we currently expect the market to stabilize between the second half of 2009 and the first half of 2010.

The first quarter of the year is the main period in which we negotiate advertising contracts with our clients, but in light of the economic conditions, advertisers remain uncertain about the level of spending they are prepared to commit and the level of sales committed to contract is lower than at the same time last year. As a result forward visibility on sales remains poor. We currently expect that television advertising spending will decline in 2009 in Ukraine by 55% and in our other markets by between 10% and 30.

Since June 30, 2008, the dollar has strengthened considerably against most European currencies, including the Euro and the local currencies of our station operations.  In general, an increase in the value of the dollar against the functional currencies of the markets in which we operate will reduce the dollar value of the segment sales and segment EBITDA that we report. This trend has continued in the first quarter of 2009. We cannot predict future exchange rate trends.

We have taken actions to reduce costs in order to protect profits and to conserve liquidity. These steps include staff reductions in our operations and our headquarters, pay constraints, the deferral of certain operating expenditures, the deferral or cancellation of capital expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. We have also modified our development strategies for Ukraine and Bulgaria and significantly reduced our planned levels of investment expenditure.  Notwithstanding these cost reductions, our goal continues to be to maintain the high audience shares and the strength of our brands that we currently enjoy in our key markets, as we believe this is essential to the long term value of our operations. We intend to maintain sufficient investment to protect these strengths. Taking all these factors into account, we expect that we will see a decline in Net Revenues and EBITDA in 2009 in local currency in all of our markets except Croatia.

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

Index

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

Internet

Internet broadband penetration is low in all of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a complex internet business in each of our markets and expect to continue to launch targeted services in order to support or achieve leading positions in terms of unique users. We believe that the strength of our brands, our news programming and other locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop and to monetize those assets over time. We intend to continue the development of our non-broadcast activities in order to create offerings and launch services on the internet and mobile platforms that complement our broadcast schedules and generate additional revenues.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations.  Although further deterioration in the advertising markets or continued strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves, the anticipated investment by Time Warner provides adequate financial security. We do not have any imminent refinancing need as the earliest maturity date of our Senior Notes or Convertible Notes is in 2012 and our EBRD Loan, which amortizes from May 2009, and matures until 2011. We may be constrained in accessing new funding due to prevailing credit market conditions and our increasing leverage as Segment EBITDA falls.   We recognize the need to remain alert to the financial consequences of rapidly changing market conditions and in order to protect and develop our business we will continue to review opportunities to raise additional liquidity. This may include restructuring our debt, issuing equity or additional local debt as market conditions allow, or seeking solutions to reduce the financing burden of our developing market operations.

CME Strategy

We enjoy very strong positions in our established markets. This is based on brand strength, audience share leadership, the depth and experience of local management and local content production. Historically, these strengths have supported price leadership, high margins, and strong cash flows. We expect these strengths will give our operations resilience in the current economic downturn and the opportunity to benefit as and when growth resumes.

We intend also to take a number of steps to enhance the performance of the business over the medium term. Our priorities in this regard include:

Index

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

•
we will assess opportunities arising from current economic conditions to launch, acquire or operate additional channels and internet operations in our region in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent.

In the near term, while current difficult economic conditions continue, we will maintain a strong focus on cost control to protect both profitability and liquidity, while ensuring that this does not lead to the erosion of our brands and competitive strength.

III. Analysis of Results

OVERVIEW

We manage our business on a geographic basis and review the performance of each segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and non-broadcast operations. Our segments are Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

We evaluate the performance of our segments based on Net Revenues and EBITDA.

Our key performance measure of the efficiency of our segments is EBITDA margin.  We define EBITDA margin as the ratio of EBITDA to Net Revenues.

EBITDA is determined as net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in EBITDA, include:

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives; and

•	certain unusual or infrequent items (e.g. impairments of assets or investments).

EBITDA may not be comparable to similar measures reported by other companies.  Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.

We believe EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our stations.  EBITDA is also used as a component in determining management bonuses.

Index

A summary of our total Net Revenues, EBITDA and EBITDA margin showing the relative contribution of each segment, is as follows:

SEGMENT FINANCIAL INFORMATION For the Three Months Ended March 31, (US$ 000's)

	2009	(1)	2008	(1)
Net Revenues
Bulgaria (TV2, RING TV) (2)	$596	-%	$-	-%
Croatia (NOVA TV)	10,203	7%	11,534	5%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	56,127	40%	85,558	38%
Romania (3)	35,689	25%	57,996	26%
Slovak Republic (TV MARKIZA)	20,571	15%	26,234	12%
Slovenia (POP TV, KANAL A)	13,134	9%	17,951	8%
Ukraine (STUDIO 1+1, KINO) (4)	4,901	4%	23,750	11%
Total Net Revenues	$141,221	100%	$223,023	100%
Represented by:
Broadcast operations	139,433	99%	$221,050	99%
Non-broadcast operations	1,788	1%	1,973	1%
Total Net Revenues	$141,221	100%	$223,023	100%

EBITDA
Bulgaria (TV2, RING TV) (2)	$(6,730)	(44)%	$-	-%
Croatia (NOVA TV)	(43)	-%	(2,730)	(4)%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	24,893	161%	43,845	66%
Romania (3)	7,147	46%	23,376	36%
Slovak Republic (TV MARKIZA)	3,728	24%	9,137	14%
Slovenia (POP TV and KANAL A)	3,010	20%	4,340	7%
Ukraine (STUDIO 1+1, KINO) (4)	(12,280)	(79)%	(2,694)	(4)%
	$19,725		$75,274
Corporate	(4,259)	(28)%	(9,806)	(15)%
Total EBITDA	$15,466	100%	$65,468	100%
Represented by:
Broadcast operations	$21,611	139%	$76,752	117%
Non-broadcast operations	(1,886)	(11)%	(1,478)	(2)%
Corporate	(4,259)	(28)%	(9,806)	(15)%
Total EBITDA	$15,466	100%	$65,468	100%

EBITDA Margin (5)	11%		29%

(1) Percentage of Net Revenues and EBITDA.

(2) We acquired our Bulgaria operations on August 1, 2008.

(3) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV Romania.

(4) Ukraine channels are STUDIO 1+1 and KINO. From January 1, 2009 the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and are no longer reported as a separate segment.

(5) We define EBITDA margin as the ratio of EBITDA to Net Revenues.

Index

ANALYSIS BY GEOGRAPHIC SEGMENT

We, like other television operators, experience seasonality, with advertising sales tending to be lower during the first and third quarters of each calendar year, particularly during the summer holiday period (typically July and August) and higher during the second and fourth quarters of each calendar year, particularly toward the end of the year.

Spot and Non-Spot Revenues. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television and radio advertising revenue net of rebates is referred to as “spot revenues”.  “Non-spot revenues” refers to all other revenues, including those from sponsorship, game shows, program sales, short message service (“SMS”) messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Net Revenues.

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

Index

(A) BULGARIA

We acquired our Bulgaria operations on August 1, 2008.  We hold an indirect 80.0% voting and economic interest in each of TV2, a start-up national terrestrial channel, and RING TV, a cable sports channel.  TV2 was launched in November 2007.

Since acquiring our Bulgaria operations, we have continued to focus on establishing the necessary infrastructure and resources for the development of the operations, drawing on experienced management support from Romania and other markets while we build the new local management team. We continue to enhance our management team and have commenced in-house productions to be aired later in the year.  We intend to relaunch TV2 and RING TV in the second half of 2009.

Market Background: We estimate that the net television advertising market in Bulgaria was approximately US$ 175 to US$ 185 million in 2008. We estimate that the local currency television advertising market declined by 30% in the first quarter.  Economic projections for Bulgaria in 2009 are poor, resulting in uncertainty among advertisers.  As a result we are closing sales contracts for 2009 more slowly than we anticipated and cannot accurately predict future market development.  However, we currently expect the local currency television advertising market to decline by between 15% and 20% in 2009. If market conditions continue to worsen, a larger decline in the total advertising market could occur.

Audience Share and Ratings Performance

For sales purposes, TV2’s target audience demographic is 18-49 Urban. All audience data shown below is based on the target demographic of TV2.

For the three months ended March 31, 2009
All day audience share	2.4%
All day ratings	0.3%
Prime time audience share	2.3%
Prime time ratings	0.7%

Our major competitors are the privately owned broadcasters bTV and NOVA TV and the public broadcaster BNT. In the three months ended March 31, 2009, bTV had an all day audience share of 35.2%, NOVA TV had an all day audience share of 22.2% and BNT had an all day audience share of 9.1%.  In terms of its audience share, TV2 currently is comparable to the larger cable or satellite channels in the Bulgarian market, including DIEMA + and DIEMA 2, with all day audience shares for the three months ended March 31, 2009 of 2.8% and 0.9%, respectively and FOX LIFE with 2.6%.

Prime time audience share for the three months ended March 31, 2009 was 40.6% for bTV, 25.1% for NOVA TV and 10.3% for BNT.  Prime time audience shares for the three months ended March 31, 2009 for DIEMA +, DIEMA 2 and FOX LIFE were 2.4%, 0.6% and 1.2%, respectively.

Index

BULGARIA FINANICIAL INFORMATION
For the three months ended March 31, 2009 (US$ 000’s)
Spot revenues	$219
Non-spot revenues	377
Net Revenues	$596

Represented by:
Broadcast operations	$596
Non-broadcast operations	-
Net Revenues	$596

EBITDA	$(6,730)

Represented by:
Broadcast operations	$(6,670)
Non-broadcast operations	(60)
EBITDA	$(6,730)

EBITDA Margin	Nm

•	Net Revenues for the three months ended March 31, 2009 were US$ 0.6 million. Spot revenues were US$ 0.2 million. Non-spot revenues were US$ 0.4 million, primarily from cable revenues.

•
EBITDA losses for the three months ended March 31, 2009 were US$ 6.7 million. We incurred programming costs of US$ 4.7 million, other operating costs of US$ 1.4 million and selling, general and administrative costs of US$ 1.3 million.

(B) CROATIA

NOVA TV (Croatia) achieved a 6% increase in like-for-like revenues during the first quarter despite an 8% decline in the television advertising market.  Our prime time audience share was slightly lower than in the same period of 2008 due to the implementation of a low cost programming schedule and to the Croatian national team reaching the final of the World Handball Championships in 2009, which was broadcast by a competitor channel.

The second season of the reality show ‘The Farm’ was launched in March, achieving an average audience share of 36% and the average prime time audience share of almost 33% in the first week of March, which was the highest audience share ever achieved by NOVA TV (Croatia).

Our news portal achieved its best ever result in March with approximately 1.3 million unique users and we launched several new themed microsites supporting popular programs and sports events.

We revised our estimates of future cash flows based on our expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. We concluded that Long-Lived Assets in the TV2 asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil.

Market Background:  We estimate that the television advertising market in Croatia experienced no growth in local currency between 2007 and 2008, reflecting a reduction in demand from international advertisers in the fourth quarter of 2008.  We estimate that the local currency television advertising market declined by 8% in the first quarter of 2009.  Economic projections for Croatia in 2009 are poor and continue to worsen. Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the local currency television advertising market to decline by between 8% and 12% in 2009. If market conditions have continued to worsen since the start of the year, a further decline in the television advertising market can be expected.

Index

Audience  Share and Ratings Performance

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data is shown on this basis.

	For the Three Months Ended March 31,
	2009	2008	Movement
All day audience share	22.6%	23.1%	(0.5)%
All day ratings	4.4%	4.1%	0.3%
Prime time audience share	25.7%	26.4%	(0.7)%
Prime time ratings	11.0%	10.7%	0.3%

Our major competitors are the privately owned broadcaster RTL, with an all day audience share for the three months ended March 31, 2009 of 29.4%, and two channels of the public broadcaster, HRT1 and HRT2, with all day audience shares of 22.8% and 13.3% respectively.

In the three months ended March 31, 2009 NOVA TV (Croatia) remained the second highest ranked channel despite a decrease in its prime time audience share from 26.4% in the three months ended March 31, 2008 to 25.7% in the three months ended March 31, 2009. The prime time audience share for RTL increased from 27.8% to 29.4% over the same period, in part due to its broadcasting of the World Handball Championship, held in Zagreb, Croatia in January 2009 in which Croatia performed well. The prime time audience shares of HRT1 and HRT2 decreased from 23.6% to 22.8% and from 14.4% to 13.3% respectively.

Prime time ratings for the Croatia market increased from 40.4% to 42.8% for the comparable three month period.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	CROATIA FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
				Movement
	2009		2008	% Act(1)	% Lfl(2)

Spot revenues	$8,213		$9,662	(15.0)%	1.4%
Non-spot revenues	1,990		1,872	6.3%	26.9%
Net Revenues	$10,203		$11,534	(11.5)%	5.5%

Represented by
Broadcast operations	$10,080		$11,405	(11.6)%	5.4%
Non-broadcast operations	123		129	(4.7)%	14.1%
Net Revenues	$10,203		$11,534	(11.5)%	5.5%

EBITDA	$(43)		$(2,730)	98.4%	98.2%

Represented by
Broadcast operations	$228		$(2,587)	108.8%	109.9%
Non-broadcast operations	(271)		(143)	(89.5)%	(126.7)%
EBITDA	$(43)		$(2,730)	98.4%	98.2%

EBITDA Margin	(0	) %	(24)%	24%	24%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

•
Net Revenues for the three months ended March 31, 2009 decreased by 12%, compared to the three months ended March 31, 2008.  In constant currency, Net Revenues increased by 6%.  Spot revenues for the three months ended March 31, 2009 increased by 1% in constant currency compared to the same period in 2008. This is as a result of an increase in the volume of GRPs sold in off prime time, which more than offset a weakening in prices as a result of market conditions.  Non-spot revenues increased by 27% in constant currency in the three months ended March 31, 2009 compared to the same period in 2008.

•	EBITDA losses for the three months ended March 31, 2009 decreased by 98% compared to the three months ended March 31, 2008. In constant currency, Segment EBITDA losses decreased by 98%.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 decreased by 15% in constant currency compared to the three months ended March 31, 2008.  Cost of programming decreased by 23% in constant currency primarily due to lower acquired programming costs partially offset by a higher proportion of locally produced programs included in our schedule, such as ”The Farm 2” and “IN magazin”.  Other operating costs increased by 1% in constant currency due to higher staff-related costs partially offset by lower broadcast operating expenses.  Staff-related costs increased due to increases in headcount.  Selling, general and administrative expenses increased by 1% in constant currency.

Index

(B) CZECH REPUBLIC

Our Czech Republic operations maintained their clear leadership position in the market with an average prime time share in their target group of 47.9% for the three months ended March 31, 2009. This was achieved despite the introduction of a more cost efficient spring schedule. In addition to our already successful series “Ulice” and “Ordinace”, this schedule included a new season of the Czech sitcom “Comeback”, realty show “WifeSwap” and a new make-over reality show, “Second Chance”. NOVA CINEMA increased its coverage in its target group to 66% from 43% since it began broadcasting in Digital Video Broadcasting - Terrestrial (“DVB-T”) on December 15, 2008 and we started to monetize its ratings in the three months ended March 31, 2009.  Prima, our leading commercial competitor, has launched a digital second channel, “Cool”, in April 2009 with a target audience of male 20-40,  we have not experienced a decrease in our audience shares since its launch.

The number of unique daily users to our internet sites grew from approximately 73,000 in the three months ended March 31, 2008 to 613,000 in the three months ended March 31, 2009 primarily due to the launch of a new news portal tn.cz; the acquisition of Jyxo, s.r.o. and Blog, a leading Czech blog site in May 2008, and the successful launch of video-on-demand capability in the fall of 2008.

Market Background:   We estimate that the television advertising market in the Czech Republic grew by approximately 7% to 9% in local currency during 2008, although it declined noticeably in December.  We estimate that the local currency television advertising market declined by 15% in the first quarter of 2009.  Economic projections for the Czech Republic in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the local currency television advertising market to decline by between 10% and 15% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

 Audience Share and Ratings Performance

For advertising sales purposes, the TV NOVA (Czech Republic) and NOVA CINEMA target audience is the 15-54 demographic and all audience data is shown on this basis.

	For the Three Months Ended March 31,
	2009(1)	2008	Movement
All day audience share	44.0%	41.7%	2.3%
All day ratings	5.5%	5.1%	0.4%
Prime time audience share	47.9%	45.9%	2.0%
Prime time ratings	15.1%	14.6%	0.5%

(1) NOVA CINEMA began broadcasting in DVB-T from December 15, 2008.

Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with all day audience shares for the three months ended March 31, 2009 of 16.4% and 5.8%, respectively, and privately owned broadcaster TV Prima, with an all day audience share of 16.0%.

Prime time audience share for CT1 decreased from 18.8% in the three months ended March 31, 2008 to 18.4% in the three months ended March 31, 2009, while the shares of CT2 and TV Prima decreased from 5.6% to 4.6% and from 17.0% to 16.5%, respectively.

Prime time ratings for our Czech Republic operations were 15.1% in the three months ended March 31, 2009 compared to 14.6% in the three months ended March 31, 2008 which included NOVA CINEMA, while total prime time ratings in the Czech Republic declined from 31.9% in 2008 to 31.5% in 2009 for the same period.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	CZECH REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$50,199	$77,603	(35.3)%	(18.1)%
Non-spot revenues	5,928	7,955	(25.5)%	(6.1)%
Net Revenues	$56,127	$85,558	(34.4)%	(17.0)%

Represented by
Broadcast operations	$55,456	$85,383	(35.1)%	(17.8)%
Non-broadcast operations	671	175	Nm(3)	Nm(3)
Net Revenues	$56,127	$85,558	(34.4)%	(17.0)%

EBITDA	$24,893	$43,845	(43.2)%	(27.7)%

Represented by
Broadcast operations	$25,587	$44,236	(42.2)%	(26.3)%
Non-broadcast operations	(694)	(391)	(77.5)%	(124.7)%
EBITDA	$24,893	$43,845	(43.2)%	(27.7)%

EBITDA Margin	44%	51%	(7)%	(7)%

(1) Actual (“% Act”) reflects the percentage change between two periods.
(2) Like for Like (“% Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Net Revenues for the three months ended March 31, 2009 decreased by 34% compared to the three months ended March 31, 2008. In constant currency, Net Revenues decreased by 17%. Spot revenues for the three months ended March 31, 2009 decreased by 18% in constant currency compared to the three months ended March 31, 2008 due to a decrease in price and the volume of GRPs sold as a result of the weaker market.  Non-spot revenue revenues decreased by 6% in constant currency.

•
EBITDA for the three months ended March 31, 2009 decreased by 43% compared to the three months ended March 31, 2008, resulting in an EBITDA margin of 44% compared to 51% in the same period in 2008.  In constant currency, EBITDA decreased by 28%.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 decreased by 6% in constant currency compared to the three months ended March 31, 2008. Cost of programming decreased by 9% in constant currency primarily due to increased scheduling of acquired programming, which is less expensive than locally produced content. Other operating costs increased by 8%, primarily due to higher fees paid for digital transmission as a result of broadcasting two of our channels in DVB-T with a higher coverage than in the same period in 2008; partially offset by lower staff-related costs. Selling, general and administrative expenses decreased by 16% in constant currency, primarily due to lower marketing and travel expenses.

Index

(C) ROMANIA

Our Romania operations enjoyed another successful quarter with a 1% increase in prime time audience share despite implementation of a low cost programming schedule.  Local programming continued to perform strongly with ‘Regina’, the spin-off from the successful ‘Gypsy Heart’ series, delivering an audience share of 27.3%. The Romanian management team has also provided strong support to our developing operations in Ukraine and Bulgaria.

Our internet operations continued to develop strongly, reaching 419,000 average daily unique users by the end of March 2009, a year-on-year growth of 35%.

Market Background:  We estimate that the television advertising market grew by approximately 27% to 29% in local currency during 2008. However, there was a marked slowdown in the market towards the end of 2008 and we estimate that market declined by 27% in the first quarter of 2009.

Economic projections for Romania continue to worsen.  Due to the resulting uncertainty among advertisers, the progress of sales contract negotiation in the early months of 2009 has been slower than usual and consequently we cannot predict future market development accurately. However, we currently expect the local currency television advertising market to decline between 10% and 20% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

Audience Share and Ratings Performance

For advertising sales purposes, our Romanian channels have different target audience demographics: PRO TV - 18-49 urban, ACASA - 15-49 female urban, PRO CINEMA - 18-49 urban, SPORT.RO - 18-49 male urban and MTV ROMANIA - 15-34 urban. All audience data shown below is combined for all five channels and based on the target demographic of PRO TV.

	For the Three Months Ended March 31,
	2009	2008	Movement
All day audience share	27.8%	29.0%	(1.2)%
All day ratings	5.1%	5.1%	0.0%
Prime time audience share	34.3%	33.3%	1.0%
Prime time ratings	13.2%	12.4%	0.8%

Our main competitors are the privately owned broadcaster Antena 1, which had an all day audience share for the three months ended March 31, 2009 of 12.2%, and the two channels operated by the public broadcaster, TVR1 and TVR2, which had all day audience shares of 3.0% and 1.5%, respectively.

Prime time audience share for Antena 1 increased from 11.1% in the three months ended March 31, 2008 to 12.9% in the three months ended March 31, 2009, while the prime time audience shares of TVR1 and TVR2 decreased from 4.1% to 3.4% and from 1.4% to 1.2%, respectively.

Prime time ratings for PRO TV were 7.7% in the three months ended March 31, 2008 compared to 8.1% in the three months ended March 31, 2009 while total prime time ratings for the Romania market increased from 37.6% in the three months ended March 31, 2008 to 38.6% in the three months ended March 31, 2009.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$30,511	$53,032	(42.5)%	(23.6)%
Non-spot revenues	5,178	4,964	4.3%	38.7%
Net Revenues	$35,689	$57,996	(38.5)%	(18.3)%

Represented by
Broadcast operations	$35,558	$57,799	(38.5)%	(18.3)%
Non-broadcast operations	131	197	(33.5)%	(10.7)%
Net Revenues	$35,689	$57,996	(38.5)%	(18.3)%

EBITDA	$7,147	$23,376	(69.4)%	(59.3)%

Represented by
Broadcast operations	$7,525	$23,566	(68.1)%	(57.5)%
Non-broadcast operations	(378)	(190)	(98.9)%	160.0%
EBITDA	$7,147	$23,376	(69.4)%	(59.3)%

EBITDA Margin	20%	40%	(20)%	(20)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

•
Net Revenues for the three months ended March 31, 2009 decreased by 39%, compared to the three months ended March 31, 2008. In constant currency, Net Revenues decreased by 18%, spot revenues decreased by 24% and non-spot revenues increased by 39%. The decrease in net spot revenues is attributable to decreases in price and the volume of GRPs sold.  We sold a lower proportion of the GRPs that we generated in the three months ended March 31, 2009 than in the same period in 2008 as a result of the continued reduction in advertiser spending. The increase in non-spot revenue was primarily due to increased cable tariff revenue generated by PRO TV INTERNATIONAL, SPORT.RO, PRO CINEMA and MTV ROMANIA.

•
EBITDA for the three months ended March 31, 2009 decreased by 69%, compared to the three months ended March 31, 2008, resulting in an EBITDA margin of 20%, compared to 40% in the same period in 2008. In constant currency, EBITDA decreased by 59%.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 decreased by 18%, compared to the three months ended March 31, 2008. In constant currency, total costs increased by 9%. In constant currency, cost of programming grew by 12%, reflecting an increase in the cost of foreign acquired programming and an increase in acquired sport events such as the new season of the UEFA Champions League. Production expenses and other operating costs increased in constant currency by 15% and 4% respectively as a result of our acquisition of Radio Pro on April 17, 2008.  Selling, general and administrative expenses grew by 5% in constant currency, reflecting increases in costs associated with new premises occupied in October 2008.

Index

D) SLOVAK REPUBLIC

TV Markiza’s prime time audience share declined to 32.7% in the first quarter from 39.1% in the same period of 2008.  This reflects both our decision to remove high-cost local productions from the program schedule to reduce costs in an off-season quarter and continued strong performance from our leading competitor, TV JOJ.

With effect from January 1, 2009 State TV reduced the amount of total broadcast time devoted to advertising to 2.5% and we have been required to pay 2.0% of our revenues to a new Audiovisual Fund, which increased our cost base.

We saw an increase of approximately 82% in the number of daily unique users to our websites during March 2009 compared to the same period of 2008, reflecting the continued success of our news website.

The Slovak Republic adopted the Euro on January 1, 2009.

Market Background:  We estimate that the television advertising market in the Slovak Republic grew by approximately 6% to 8% in local currency in 2008.  We estimate that the local currency television advertising market declined by 23% in the first quarter of 2009, due to general economic conditions, augmented by the impact on the Slovak Republic of the dispute between Russia and Ukraine over gas supplies.  Economic projections for the Slovak Republic in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we expect the local currency television advertising market to decline by between 10% and 20% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

Audience Share and Ratings Performance

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and all audience data shown below is on this basis.

	For the Three Months Ended March 31,
	2009	2008	Movement
All day audience share	31.5%	36.7%	(5.2)%
All day ratings	4.7%	5.4%	(0.7)%
Prime time audience share	32.7%	39.1%	(6.4)%
Prime time ratings	11.9%	14.1%	(2.2)%

Our principal competitor is the main channel operated by a privately owned company, TV JOJ, with an all day audience share of 18.9% in the three months ended March 31, 2009.  The all day audience share of STV1, the only significant public broadcaster, was 15.8% in the three months ended March 31, 2009.

Prime time audience share for STV1 decreased from 18.4% in the three months ended March 31, 2008 to 18.0% in the three months ended March 31, 2009, while prime time share for TV JOJ increased from 18.2% to 21.8%.  Prime time ratings for TV MARKIZA were 11.9% in the three months ended March 31, 2009 compared to 14.1% in the three months ended March 31, 2008. Total prime time ratings for the market decreased from 29.3% in the three months ended March 31, 2008 to 29.1% in the three months ended March 31, 2009.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$19,171	$24,479	(21.7)%	(16.9)%
Non-spot revenues	1,400	1,755	(20.2)%	(14.2)%
Net Revenues	$20,571	$26,234	(21.6)%	(16.7)%

Represented by
Broadcast operations	$20,463	$26,213	(21.9)%	(17.1)%
Non-broadcast operations	108	21	Nm(3)	Nm(3)
Net Revenues	$20,571	$26,234	(21.6)%	(16.7)%

EBITDA	$3,728	$9,137	(59.2)%	(55.9)%

Represented by
Broadcast operations	$3,970	$9,380	(57.7)%	(54.3)%
Non-broadcast operations	(242)	(243)	(0.4)%	4.9%
EBITDA	$3,728	$9,137	(59.2)%	(55.9)%

EBITDA Margin	18%	35%	(17)%	(16)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Net Revenues for the three months ended March 31, 2009 decreased by 22% compared to the three months ended March 31, 2008. In constant currency, Net Revenues decreased by 17%. The decrease in spot revenues was mainly due to a lower volume of GRPs sold and a decrease in our pricing to remain competitive in the declining television advertising market.  Non-spot revenues decreased by 14% in constant currency in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to lower sponsorship revenues.

•
EBITDA for the three months ended March 31, 2009 decreased by 59% compared to the three months ended March 31, 2008, and the EBITDA margin decreased from 35% to 18%. In constant currency, EBITDA decreased by 56%.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 increased by 4% in constant currency compared to the three months ended March 31, 2008. Cost of programming remained unchanged, as the increased volume of acquired foreign programming  offset savings in production costs as a result of a reduction in the proportion of high cost local programming in our schedule.

Index

(E) SLOVENIA

During the first quarter, our Slovenia operations increased prime time audience share as a result of the continued popularity of our innovative local programming, with ‘Can U Dig It?!’ and ‘Neighbors’ each delivering average prime time audience shares of 42%.  Over the last two months Kanal A’s access prime news program ‘SVET’ has delivered higher ratings than the main evening news on public TV, which is aired in prime time.  We have withdrawn a number of high cost programs such as ‘Big Brother’ and ‘Deal or No Deal’ in order to reduce costs.

Our internet sites saw a 70% increase in unique daily users in the three months ended March 31, 2009. Of this increase, 30% originated from our 24ur.com website and the remaining increase was as a result of our niche microsites, launched in 2008.

Market Background:  We estimate the television advertising market in Slovenia grew by approximately 7% to 9% in local currency in 2008, reflecting strong growth in the first nine months of the year followed by a sharp decline in the fourth quarter.  We estimate that the local currency television market declined by 18% in the first quarter of 2009.  Economic projections for Slovenia in 2009 are poor and continue to worsen.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we currently expect the local currency total advertising market to decline by between 15% and 20% in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

Audience Share and Ratings Performance

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown is on this basis and combined for both channels.

	For the Three Months Ended March 31,
	2009	2008	Movement
All day audience share	37.3%	38.1%	(0.8)%
All day ratings	3.9%	4.2%	(0.3)%
Prime time audience share	46.8%	45.4%	1.4%
Prime time ratings	12.9%	12.4%	0.5%

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for the three months ended March 31, 2009 of 15.9% and 9.8%, respectively, and privately owned broadcaster TV3, with an all day audience share of 6.9%.

Prime time audience share for TV3 increased from 4.6% in the three months ended March 31, 2008 to 5.9% in the three months ended March 31, 2009.  The prime time audience shares of SLO 1 and SLO 2 decreased from 20.7% to 19.9% and from 6.6% to 5.8%, respectively.

The combined prime time ratings for POP TV and KANAL A were 12.9% in the three months ended March 31, 2009 compared to 12.4% in the three months ended March 31, 2008.  Total prime time ratings for the market decreased from 28.2% in the three months ended March 31, 2008 to 26.5% in the three months ended March 31, 2009.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$11,645	$15,307	(23.9)%	(11.2)%
Non-spot revenues	1,489	2,644	(43.7)%	(34.0)%
Net Revenues	$13,134	$17,951	(26.8)%	(14.6)%

Represented by
Broadcast operations	$12,410	$16,500	(24.8)%	(12.2)%
Non-broadcast operations	724	1,451	(50.1)%	(41.7)%
Net Revenues	$13,134	$17,951	(26.8)%	(14.6)%

EBITDA	$3,010	$4,340	(30.6)%	(18.2)%

Represented by
Broadcast operations	$2,927	$4,652	(37.1)%	(26.0)%
Non-broadcast operations	83	(312)	126.6%	(129.8)%
EBITDA	$3,010	$4,340	(30.6)%	(18.2)%

EBITDA Margin	23%	24%	(1)%	(1)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

•
Net Revenues for the three months ended March 31, 2009 decreased by 27% compared to the three months ended March 31, 2008.  In constant currency, Net Revenues decreased by 15%. Spot revenues decreased by 11% in the three months ended March 31, 2009 in constant currency compared to 2008, due to decreased spending from existing customers and lower pricing as a result of a difficult trading environment.  Non-spot revenues decreased by 34% in constant currency compared to the three months ended March 31, 2008, primarily driven by lower sponsorship and telephone voting revenues.

•
EBITDA for the three months ended March 31, 2009 decreased by 31% compared to the three months ended March 31, 2008. In constant currency, EBITDA decreased by 18% while EBITDA margin decreased by 1% to 23%.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 decreased by 13% in constant currency compared to the three months ended March 31, 2008. Cost of programming decreased by 11% in constant currency due to a reduction in the proportion of locally produced programming in the programming schedule.  Other operating costs decreased by 1% in constant currency.  Selling, general and administrative expenses decreased by 40%, primarily due to lower marketing and travel expenses.

Index

(F) UKRAINE

We have continued to restructure our operating processes and have reduced headcount and our overall cost base significantly compared to the same period of 2008.  We completed the buyout of our minority partners in KINO during the first quarter and have fully integrated the channel into the operations of STUDIO 1+1.  We have established an in-house sales function that has direct responsibility for all sales for our Ukraine operations.  We have commenced local productions, and the series ‘Only Love’ is scheduled to be broadcast later in the year.  Our restructuring initiatives will continue into the second half of the year.

We have maintained our prime time audience share despite a significant reduction in the cost of programming.

We adopted the Hryvna as the functional currency of our Ukraine operations on January 1, 2009.

Market Background:  We estimate that the television advertising market in Ukraine declined by approximately 3% and 5% in 2008, reflecting steady growth in the first ten months of the year, followed by a significant decline in November and December. We estimate that the local currency advertising market declined by 55% in the first quarter of 2009.

Economic projections for Ukraine in 2009 remain extremely poor. We expect the local currency television advertising market to decline by up to 30% and 40% during 2009 due to a combination of the continued worsening of economic conditions and significant price reductions by a majority of leading market participants. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

Audience Share and Ratings Performance

For advertising sales purposes, STUDIO 1+1’s target audience is the 18-54 (50+) demographic and all audience data is shown below on this basis.

	For the Three Months Ended March 31,2009
	2009	2008	Movement
All day audience share	10.2%	12.5%	(2.3)%
All day ratings	1.6%	1.8%	(0.2)%
Prime time audience share	13.3%	13.3%	0%
Prime time ratings	4.9%	4.7%	0.2%

Our main competitors include Inter, with an all day audience share for the three months ended March 31, 2009 of 14.2%, Novy Kanal with 10.5%, ICTV with 9.5% and STB with 9.3%.

Prime time audience share for Inter decreased from 24.9% the three months ended March 31, 2008 to 16.0% for the three months ended March 31, 2009, while the prime time audience shares of Novy Kanal, ICTV and STB increased from 9.1% to 12.2%, from 8.4% to 9.5% and from 7.6% to 8.6%, respectively.

Prime time ratings for STUDIO 1+1 increased from 4.7% in the three months ended March 31, 2008 to 4.9% in the three months ended March 31, 2009.  Prime time ratings in the Ukraine market increased marginally from 24.4% in the three months ended March 31, 2008 to 24.6% in the three months ended March 31, 2009.

Index

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$2,594	$18,626	(86.1)%	-
Non-spot revenues	2,307	5,124	(55.0)%	-
Net Revenues	$4,901	$23,750	(79.4)%	-

Represented by
Broadcast operations	$4,870	$23,750	(79.5)%	-
Non-broadcast operations	31	-	100.0%	-
Net Revenues	$4,901	$23,750	(79.4)%	-

EBITDA	$(12,280)	$(2,694)	Nm (3)	-

Represented by
Broadcast operations	$(11,956)	$(2,495)	Nm (3)	-
Non-broadcast operations	(324)	(199)	(62.8)%	-
EBITDA	$(12,280)	$(2,694)	Nm (3)	-

EBITDA Margin	Nm (3)	(11)%	Nm (3)	-

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009.  We therefore do not apply the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

•
Net Revenues for the three months ended March 31, 2009 decreased by 79% compared to the three months ended March 31, 2008.  Spot revenues decreased by 86% in the three months ended March 31, 2009, as we faced a combination of a decline in the television advertising market and strong competition from the sales house Inter-Reklama, which controls the majority of inventory in the television market.  Non-spot revenues decreased by 55% compared to the three months ended March 31, 2008.

•	EBITDA for the three months ended March 31, 2009 decreased by US$ 9.6 million compared to the three months ended March 31, 2008.

Costs charged in arriving at EBITDA for the three months ended March 31, 2009 decreased by 35% compared to the three months ended March 31, 2008. Cost of programming decreased by 42% due to implementation of a lower cost schedule.  Other operating costs decreased by 25% primarily due to a reduction in headcount.  Selling, general and administrative expenses decreased by 11% primarily due to lower office overheads.

Index

PROGRAMMING PAYMENTS AND PROGRAM AMORTIZATION

Our consolidated cost of programming for the three months ended March 31, 2009 and 2008 was as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008

Production expenses	$34,456	$41,708
Program amortization	40,466	52,379
Cost of programming	$74,922	$94,087

Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.

Total consolidated programming costs (including amortization of programming rights and production costs) decreased by US$ 19.2 million, or 20%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to:

•	US$ 6.6 million of reduced programming costs from our Czech Republic operations;

•	US$ 3.8 million of reduced programming costs from our Romania operations;

•	US$ 0.5 million of reduced programming costs from our Slovak Republic operations;

•	US$ 7.6 million of reduced programming costs from our Ukraine operations;

•	US$ 2.0 million of reduced programming costs from our Slovenia operations; and

•	US$ 3.3 million of reduced programming costs from our Croatia operations; offset by

•	US$ 4.7 million of programming costs from our Bulgaria operations.

The amortization of acquired programming for each of our consolidated operations for the three months ended March 31, 2009 and 2008 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods.  The cash paid for programming by our operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine is reflected within net cash provided by continuing operating activities in our consolidated statement of cash flows.

Index

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008
Program amortization:
Bulgaria (TV2, RING TV) (1)	$2,297	$-
Croatia (NOVA TV)	2,544	5,855
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	9,793	13,055
Romania (2)	9,774	11,988
Slovak Republic (TV MARKIZA)	5,076	3,963
Slovenia (POP TV and KANAL A)	2,974	2,956
Ukraine (STUDIO 1+1, KINO) (3)	8,008	14,562
	$40,466	$52,379

Cash paid for programming:
Bulgaria (TV2, RING TV) (1)	$3,492	$-
Croatia (NOVA TV)	4,205	$7,423
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	9,347	11,869
Romania (2)	26,617	13,866
Slovak Republic (TV MARKIZA)	6,098	5,568
Slovenia (POP TV and KANAL A)	2,348	2,242
Ukraine (STUDIO 1+1, KINO) (3)	38	7,331
	$52,145	$48,299

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV ROMANIA for the three months ended March 31, 2009.
(3) From January 1, 2009, the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and no longer reported as a separate segment.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Consolidated Net Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Bulgaria	$596	$-	-%
Croatia	10,203	11,534	(11.5)%
Czech Republic	56,127	85,558	(34.8)%
Romania	35,689	57,996	(38.5)%
Slovak Republic	20,571	26,234	(21.6)%
Slovenia	13,134	17,951	(26.8)%
Ukraine	4,901	23,750	(79.4)%
Total Net Revenues	$141,221	$223,023	(36.7)%

Index

Our consolidated net revenues for the three months ended March 31, 2009 decreased by US$ 81.8 million, or 37%, compared to the three months ended March 31, 2008.  See III, “Analysis of Segment Results”.

IV (b) Cost of Revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Consolidated Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Operating costs	$29,393	$33,015	(11.0)%
Cost of programming	74,922	94,087	(20.4)%
Depreciation of station property, plant and equipment	11,616	12,114	(4.1)%
Amortization of broadcast licenses and other intangibles	6,101	7,670	(20.5)%
Total Cost of Revenues	$122,032	$146,886	(16.9)%

Total cost of revenues for the three months ended March 31, 2009 decreased by US$ 24.9 million, or 17%, compared to the three months ended March 31, 2008.

Operating costs:  Total operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended March 31, 2009 decreased by US$ 3.6 million, or 11%, compared to the three months ended March 31, 2008 (see section III, “Analysis of Segment Results”).

Cost of programming:  Programming costs (including amortization of programming rights and production costs) for the three months ended March 31, 2009 decreased by US$ 19.2 million, or 20%, compared to the three months ended March 31, 2008 (see section III, “Analysis of Segment Results”).

Depreciation of station property, plant and equipment:  Total depreciation of property, plant and equipment for the three months ended March 31, 2009 decreased by US$ 0.5 million, or 4%, compared to the three months ended March 31, 2008, primarily due to the impact of the appreciation of the dollar.  In constant currency, depreciation increased by 16% as a result of the impact of recent investments in production equipment assets across all of our operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended March 31, 2009 decreased by US$ 1.6 million, or 20%, compared to the three months ended March 31, 2008, primarily due to a reduction in amortization in our Czech Republic operations following the recent extension of TV NOVA (Czech Republic) ’s main broadcast license .

Index

IV (c) Selling, General and Administrative Expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Selling, General and Administrative Expenses
	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Bulgaria	$1,274	$-	-%
Croatia	1,330	1,560	(14.7)%
Czech Republic	5,236	7,775	(32.7)%
Romania	3,069	3,815	(19.6)%
Slovak Republic	2,562	2,397	6.9)%
Slovenia	1,123	2,193	(48.8)%
Ukraine	2,587	2,907	(11.0)%
Corporate	4,647	10,017	(53.6)%
Total Selling, General and Administrative Expenses	$21,828	$30,664	(28.8)%

The movement in selling, general and administrative expenses for each of our country operations is discussed in Section III, “Analysis of Segment Results”.

Corporate costs for the three months ended March 31, 2009 decreased by US$ 5.4 million, or 54%, compared to the three months ended March 31, 2008 as the benefits of our ongoing cost reduction measures began to be realized in all cost lines.  We reduced staff-related costs by approximately 37% compared to the same period in 2008 through a combination of headcount reduction, pay freezes and savings in travel.  We have transferred a number of functions to lower cost locations and are relocating our London administrative office to smaller premises during the second quarter, and expect to reduce establishment costs still further as a result.

Corporate costs for the three months ended March 31, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our Lehman Brothers bankruptcy claim (see Item 1, Note 19 “Commitments and Contingencies, Lehman Brothers bankruptcy claim”).

Corporate costs for the three months ended March 31, 2009 include a charge of US$ 1.5 million (three months ended March 31, 2008: US$ 1.8 million) in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

IV (d) Impairment Charge

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Impairment charge	$81,483	$-	-%

We revised our estimates of future cash flows in our Bulgaria operations to reflect revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the TV2 asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil.

Index

IV (e) Operating Income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Operating Income	$(84,482)	$45,473	Nm	(1)

(1) Number is not meaningful

Due to the foregoing, operating income for the three months ended March 31, 2009 decreased by US$ 130.0 million, compared to the three months ended March 31, 2008.  Operating margin was (59.8)%, compared to 20.4% for the three months ended March 31, 2008.

IV (f) Other income / (expense) items for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008	Movement

Interest income	$744	$2,180	(65.9)%
Interest expense	(21,428)	(15,229)	40.7%
Foreign currency exchange gain / (loss), net	39,264	(17,428)	Nm (1)
Change in fair value of derivatives	6,130	(10,258)	159.8%
Other income	99	651	(84.8)%
Provision for income taxes	12,995	10,283	26.4%
Discontinued operations	(262)	(750)	(65.1)%
Noncontrolling Interest in (loss) / income of consolidated subsidiaries	2,502	(477)	Nm (1)
Currency Translation Adjustment, net	(192,860)	191,467	Nm (1)

(1) Number is not meaningful

Interest income for the three months ended March 31, 2009 decreased by US$ 1.4 million compared to the three months ended March 31, 2008, primarily as a result of the reduction in interest rates as well as our maintaining lower average cash balances.

Interest expense for the three months ended March 31, 2009 increased by US$ 6.2 million compared to the three months ended March 31, 2008.  The increase reflects a full three months’ interest and amortization of the related debt issuance discount on our Convertible Notes issued on March 10, 2008 as well as an increase in our average borrowings.

Foreign currency exchange gain / (loss), net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During the three months ended March 31, 2009, we recognized a net gain of US$ 39.3 million comprising: transaction gains of US$ 30.5 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 24.1 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2008 and March 31, 2009; and transaction losses of US$ 15.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Index

During the three months ended March 31, 2008 we recognized a net loss of US$ 17.4 million comprising a transaction loss of approximately US$ 43.1 million on the Senior Notes due to the strengthening of the Euro against the dollar between December 31, 2007 and March 31, 2008, partially offset by gains of US$ 9.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the US dollar and US$ 16.2 million relating to the revaluation of intercompany loans.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 95.1 million within currency translation adjustment on the revaluation of the loan in the period from January 1, 2009 to February 19, 2009.

Change in fair value of derivatives: For the three months ended March 31, 2009 we recognized income of US$ 6.1 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to losses of US$ 10.3 million for the three months ended March 31, 2008.

Other income/ (expense):  For the three months ended March 31, 2009 we recognized other income of US$ 0.1 million compared to US$ 0.7 million for the three months ended March 31, 2008.

Provision for income taxes:  The provision for income taxes for the three months ended March 31 2009 was a net credit of US $ 13.0 million, which included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria.  The provision for income taxes also benefited from the release of valuation allowances as we utilized brought forward losses.   The provision for income taxes for the three months ended March 31, 2008 was a net credit of US $ 10.3 million and included a credit of $19.3 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognised in other comprehensive income.

Our stations pay income taxes at rates ranging from 10% in Bulgaria to 25% in Ukraine.

Discontinued operations, net:  In the fourth quarter of 2008 we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for each period presented.

Noncontrolling Interest in income of consolidated subsidiaries:  For the three months ended March 31, 2009, we recognized income of US$ 2.5 million in respect of the Noncontrolling interest in the loss of consolidated subsidiaries, compared to an expense of US$ 0.5 million for the three months ended March 31, 2008 reflecting the losses of our Bulgaria operations which we acquired in August 2008.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment.  In the three months ended March 31, 2009, we recognized a loss of US$ 192.9 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 191.5 million in the three months ended March 31, 2008.

Index

The dollar appreciated significantly against all functional currencies of our operations during 2009. The following table illustrates the change in the exchange rates between the US dollar and the functional currencies of our operations during the three months ended March 31, 2009 compared to the same period in 2008:

	Three months ended March 31,
	2009	2008

Bulgarian Lev (1)	5%	-
Croatian Kuna	8%	(8)%
Czech Koruna	6%	(11)%
Euro	5%	(7)%
New Romanian Lei	12%	(4)%
Ukraine Hryvna (2)	3%	-

(1)  We acquired our Bulgaria operations on August 1, 2008.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009.  We therefore do not show the dollar’s performance against the Hryvna for the three months ended March 31, 2008.

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

The net loss on translation for the three months ended March 31, 2009 included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  This compares to a gain of US$ 75.8 million for the same period in 2008.  Since February 19, 2009, any exchange difference arising on the revaluation of the loan has been recognized in the income statement.

IV (g) Condensed consolidated balance sheet as at March 31, 2009 compared to December 31, 2008

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2009	December 31, 2008	Movement

Current assets	$642,163	$494,756	29.8%
Non-current assets	1,682,314	1,911,860	(12.0)%
Current liabilities	242,541	228,673	6.0%
Non-current liabilities	1,244,801	1,079,498	15.3)%
CME Ltd. shareholders’ equity	836,577	1,095,258	(23.6)%
Noncontrolling interests in consolidated subsidiaries	$558	$3,187	(82.5)%

Current assets:  Current assets at March 31, 2009 increased US$ 147.4 million compared to December 31, 2008, primarily as a result of an increase in cash and cash equivalents as we drew our unutilized revolving credit facilities and collected our fourth quarter revenues.

Index

Non-current assets:  Non-current assets at March 31, 2009 decreased US$ 229.5 million compared to December 31, 2008, primarily as a result of the impairment of goodwill relating to our Bulgaria operations as well as the impact of the strengthening dollar on the value of our non-current assets denominated in foreign currencies.

Current liabilities:  Current liabilities at March 31, 2009 increased US$ 13.9 million compared to December 31, 2008 as we drew our unutilized revolving credit facilities.

Non-current liabilities:  Non-current liabilities at March 31, 2009 increased US$ 165.3 million compared to December 31, 2008, primarily as a result of our having drawn our unutilized revolving credit facilities.  The movement also reflects a US$ 24.1 million decrease in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2008 and March 31, 2009; and a US$ 6.1 million decrease in the value of our liabilities under currency swaps.

CME Ltd. shareholders’ equity:  Total shareholders’ equity at March 31, 2009 decreased US$ 258.7 million compared to December 31, 2008, primarily as a result of a reduction in Other Comprehensive Income of US$ 192.7 million, reflecting the impact of the strengthening in the dollar on our foreign currency denominated assets.  We also recognized a net loss of US$ 44.4 million for the three months ended March 31, 2009, a reduction in equity of US $23.3 million in connection with our acquisition of KINO and a stock-based compensation charge of US$ 1.7 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at March 31, 2009 decreased US$ 2.6 million compared to December 31, 2008 primarily due to the losses of our Bulgaria operations.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 199.1 million during the three months ended March 31, 2009.  The change in cash and cash equivalents is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2009	2008
Net cash generated from continuing operating activities	$22,548	$84,618
Net cash used in continuing investing activities	(29,933)	(23,622)
Net cash received from continuing financing activities	224,770	398,270
Net cash used in discontinued operations – operating activities	(1,294)	(2,237)
Net cash used in discontinued operations – investing activities	-	(121)
Net increase in cash and cash equivalents	$199,120	$451,730

Operating Activities

Cash generated from continuing operations in the three months ended March 31, 2009 decreased from US$ 84.6 million to US$ 22.5 million, reflecting the impact of the market slowdown on the level of cash generated by our operations.  We continued to generate positive cash flow in Czech Republic, Romania, Slovak Republic and Slovenia operations, which was partially offset by the negative cash flows of our Bulgaria, Croatia and Ukraine operations.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2009 increased from US$ 23.6 million to US$ 29.9 million.  Our investing cash flows in the three months ended March 31, 2009 primarily comprised US$ 22.0 million paid in connection with the KINO buyout (see Item 1, Note 3, “Acqusitions and Disposals”) and capital expenditure of US$ 7.8 million.

Index

Financing Activities

Net cash received from financing activities in the three months ended March 31, 2009 was US$ 224.8 million compared to US$ 398.3 million in the three months ended March 31, 2008.  The amount of cash received in the three months ended March 31, 2009 reflects the draw down of our revolving credit facilities to maximize liquidity.

Discontinued Operations

In the three months ended March 31, 2009, we paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 1.7 million in the three months ended March 31, 2008.

The CITI channel had cash outflows of US$ 0.3 million in the period until disposal in February 2009  compared to US$ 0.8 million in the three months ended March 31, 2008.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2009 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,305,896	$65,045	$240,185	$801,046	$199,620
Long-Term Debt – interest (1)	248,117	65,448	119,747	57,493	5,429
Capital Lease Obligations	5,881	1,022	1,279	1,112	2,468
Operating Leases	19,351	5,365	7,244	3,631	3,111
Unconditional Purchase Obligations	442,728	116,711	242,262	69,020	14,735
Other Long-Term Obligations	931	931	-	-	-
FIN 48 Obligations	1,364	127	1,237	-	-
Consideration payable	5,889	4,500	1,389	-	-
Total Contractual Obligations	$2,030,157	$259,149	$613,343	$932,302	$225,363
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

As at March 31, 2009, we had the following debt outstanding:

		March 31, 2009 (US$ 000’s)
Corporate	(1) – (4)	$1,108,653
Czech Republic	(5) – (7)	70,508
Slovak Republic	(8)	-
Slovenia	(9)	34,933
Ukraine	(10)	164
Total		$1,214,258

(1)
As at March 31, 2009 we had EUR 395.0 million (approximately US$ 525.7 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 326.0 million) of the 2005 Fixed Rate Notes and EUR 150.0 million (approximately US$ 199.6 million) of the 2007 Floating Rate Notes, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at March 31, 2009 was 5.934%.

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

As of March 31, 2009, Standard & Poor’s senior unsecured debt rating for our Senior Notes was BB- with a negative outlook and our corporate credit rating was also BB- with a negative outlook.  As of March 31, 2009 Moody’s Investors Services (“Moody’s”) senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba3 with a negative outlook.

(2)	As at March 31, 2009 we had US$ 475.0 million of Convertible Notes outstanding that mature on March 15, 2013. Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 133.1 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 66.5 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 49.9 million).  The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. As at March 31, 2009, EUR 150.0 million (approximately US$ 199.6 million) was drawn.

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

(4)
We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 13.3 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING. As at March 31, 2009, the entire facility was undrawn. Interest is payable at the prevailing money market rate plus 2.00% on the drawn amount. This facility is part of a cash pooling arrangement with BMG (the “BMG cash pool”). The cash pooling arrangement enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited with BMG by our participating subsidiaries is pledged as security against the drawings of other subsidiaries up to the amount deposited. As at March 31, 2009, our subsidiaries in the Netherlands had approximately US$ 12.2 million deposited in the BMG cash pool.  Our operations in the Czech Republic, the Slovak Republic, Slovenia and Ukraine had deposited approximately US$ 22.9 million, US$ 5.7 million, US$ 5.3 million and US$ 0.9 million, respectively in the BMG cash pool.    Our Ukraine operations had drawn approximately US$ 0.2 million from the BMG cash pool as at March 31, 2009.

Index

(5)
CET 21 had drawn the full CZK 1.2 billion (approximately US$ 58.4 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 2.44% applied to the balance outstanding at March 31, 2009. A utilization interest of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 12.2 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. The applicable rate at March 31, 2009 was 2.44% .This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with CS.  As at March 31, 2009, the full CZK 250.0 million (approximately US$ 12.2 million) was drawn under this facility.

(7)
As at March 31, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 14.6 million) factoring facility with CS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)
As at March 31, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.4 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2%.

(9)
In July 2005 Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 49.9 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at March 31, 2009, the full EUR 26.3 million (approximately US$ 34.9 million) available under this facility was drawn.

(10)	Our Ukraine operations had drawn EUR 0.1 million (approximately US$ 0.2 million) from the BMG cash pool as at March 31, 2009.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 1.3 million (see Item 1, Note 10, “Credit Facilities and Obligations Under Capital Leases”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 19, “Commitments and Contingencies”.

Index

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At March 31, 2009, we had commitments in respect of future programming US$ 434.5 million (December 31, 2008: US$ 280.5 million).  This includes contracts signed with license periods starting after March 31, 2009.  For more information on our programming commitments see Item 1, Note 19, “Commitments and Contingencies”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 0.3 million (see Item 1, Note 19, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Adrian Sarbu, our President and Chief Operating Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter.  Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at March 31, 2009, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

Since 2005, our Czech Republic, Slovak Republic, Slovenia and Romania operations have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and expansion into new territories. During the first quarter of 2009, we experienced a substantial worsening of the adverse economic conditions that arose at the end of 2008 in all of our markets.  This has caused reluctance among advertisers to commit to spending. As a result, the cash generated by our Czech Republic, Slovak Republic, Slovenia and Romania operations has fallen during the quarter and it has become more difficult to predict the amount of cash our operations will generate. However, we still expect that these operations will continue to generate cash and, in conjunction with our current cash and available facilities, we can fund these operations and our operations in Bulgaria, Croatia and Ukraine for the next twelve months, as well as meet our other external financial obligations. We expect the funding requirement for our developing operations to be up to US$ 100.0 million during 2009. However, if market conditions continue to deteriorate, we may have to provide additional funding. As at March 31, 2009 we had US$ 338.8 million available in cash and credit facilities (including uncommitted overdraft facilities).

With the worsening of economic conditions in our markets in 2009, we have continued to take steps to conserve cash to ensure that we are able to meet our debt service and other existing financial obligations.  These steps have included significant reductions to our operating cost base through headcount reductions and widespread cost optimization programs, deferral of capital expenditure and the rescheduling of expansion plans. We have also begun to seek solutions to reduce the financing burden of our developing operations.

On February 2, 2009, we drew the remaining EUR 125.0 million (approximately US$ 166.3 million) available under the EBRD Loan. On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 58.4 million) of its credit facility with CS. At the same time, Pro Plus drew the full EUR 26.3 million (approximately US$ 34.9 million) available under its five-year revolving facility. We drew these funds to ensure their continued availability in light of renewed concerns over the solvency of credit providers in the region and have kept them deposited in low risk short-term deposits.

On March 22, 2009, we entered into a subscription agreement with TWMH (the “Subscription Agreement”), as reported in our Current Report on Form 8-K filed on March 23, 2009. Pursuant to the Subscription Agreement, we have agreed to issue to TWMH 14.5 million shares of Class A Common Stock at a price of $12.00 per share and 4.5 million shares of Class B Common Stock at a price of $15.00 per share. We expect to receive the aggregate offering price in cash of $241.5 million during the second quarter of 2009. This will substantially improve our liquidity position.

Index

As at March 31, 2009, our Senior Notes and Convertible Notes represented 77% of our total debt outstanding before considering the impact on the carrying value of the Convertible Notes of bifurcating the embedded conversion option as required by FASB Staff Position No. FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This debt does not begin to mature until May 2012, with the longest dated instrument maturing in May 2014. The EBRD Loan, which represented 15% of our total debt outstanding at March 31, 2009, amortizes by 15% every six months from May 2009 through November 2010, with the final 40% payable in May 2011. We will not need to refinance the vast majority of our existing senior debt in the near term and we have sufficient cash on hand to meet scheduled repayments of loan principal for the next twelve months.

We do not have maintenance covenants in our Senior Notes and Convertible Notes or the EBRD Loan. This means that there is no event of default on the Senior Notes and Convertible Notes or the EBRD Loan related to a minimum level of EBITDA, leverage or any other EBITDA related ratio. Both the Senior Notes and the EBRD Loan are, however, subject to an incurrence covenant which restricts us from raising new debt at the corporate level if the ratio of Indebtedness to twelve-month Consolidated EBITDA (each as  defined in our Senior Notes), exceeds 4.5 times, or if the raising of such debt would cause this ratio to be exceeded.  If this ratio is exceeded we are not considered to be in default, but we would be restricted from raising new debt with certain defined exceptions. These exceptions include the refinancing of any of our existing debt, the draw-down of our Slovenia and Czech facilities which are currently drawn in the amount of US$ 93.6 million, the raising of a further US$ 91.0 million of additional indebtedness (this would include any drawdown of our undrawn US$ 32.3 million of overdrafts and factoring facilities) and the incurrence of $ 30.4 million of capitalized leases and mortgages.  The ratio of Indebtedness to Consolidated EBITDA at March 31, 2009 was 4.6 times. Although neither the US$ 81.8 million of impairment charges we recognized in the three months ended March 31, 2009 nor any future similar charges have an impact on Consolidated EBITDA, we currently anticipate that twelve-month Consolidated EBITDA will continue to decline during the course of 2009. As a result, we may exceed this ratio.

The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. In view of the severe tightening of credit in high yield bond, convertible debt and bank markets, which has not eased in the first quarter of 2009, it may be difficult to raise additional or replacement finance by issuing debt if additional liquidity is required.

As at March 31, 2009 our Senior and Convertible Notes were rated BB- with a negative outlook by S&P, who also rated our corporate credit as BB- with a negative outlook, following a downgrade of both ratings on February 26, 2009. As at March 31, 2009, Moody’s rated both our Senior Notes and our corporate credit as Ba3 with a negative outlook, also following a downgrade of both ratings on March 4, 2009.

Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 5.1 times at March 31, 2009 and is calculated as our gross debt divided by our trailing twelve-month EBITDA (excluding stock based compensation) as defined by the ratings agencies. As at March 31, 2009, our total gross debt of US$ 1,314.3 million was the sum of our credit facilities (before considering the adoption of FSP APB 14-1) and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements. Our trailing twelve-month EBITDA (excluding stock based compensation) was US$ 258.1 million.

In view of the deteriorating trend in our gross leverage ratio, which we expect will continue during the year, it is likely that S&P and Moody’s will further downgrade our credit rating by one or more levels during the course of 2009. A downgrade will not result in us being required to repay any of our outstanding debt earlier than the current maturity, nor will it result in any variation of the current interest terms.  However, it would result in our having to pay higher interest rates on any future financing and may make it more difficult for us to raise additional debt.  We do not have any credit facilities or other financial instruments which would require early termination, the posting of collateral, or any other financial penalties, solely in the event of our credit rating being downgraded.

Index

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Capped Call Options

On March 4, 2008, we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC,” 1,583,333 shares) (the “Lehman Capped Call”) BNP Paribas (“BNP,” 1,583,333 shares) (the “BNP Capped Call”)  and Deutsche Bank Securities Inc. (“DB,” 1,357,144 shares) (the “DB Capped Call”, and, together with the Lehman Capped Call and the BNP Capped Call, “Capped Calls”, (See Item 1, Note 19, “Commitments and Contingencies”). Under the terms of the capped call options, the counterparties are obliged to deliver, at our election following a conversion of the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the Lehman Capped Call, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to early termination of the Lehman Capped Call and to claim for losses. We exercised this right on September 16, 2008 and have claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum. We have subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.

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

Index

V (e) Off-Balance Sheet Arrangements

None.

VI.  Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  There have been no significant changes in our critical accounting policies since December 31, 2008 except as follows:

Noncontrolling interests

On January 1, 2009, we adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“FAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

On adoption of FAS 160 we began to attribute the net losses of our Bulgaria operations to the holders of the noncontrolling interest. In accordance with paragraph 15 of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”) we had previously not attributed these losses because it would have resulted in a deficit noncontrolling interest. Had we continued to apply the previous requirements of ARB 51 the impact on consolidated net income attributable to CME and earnings per share would have been as follows:

Index

For the three months ended March 31, 2009
Net loss attributable to CME Ltd. as reported	$(44,438)
Deduct: noncontrolling interest income recognized since the adoption of FAS 160	(1,846)
Pro Forma net loss	$(46,284)
Net loss per share – Basic (As reported)	$(1.05)
Net loss per share – Basic (Pro Forma)	$(1.09)
Net loss per share – Diluted (As reported)	$(1.05)
Net loss per share – Diluted (Pro Forma)	$(1.09)

Other than the reduction in net loss noted above we reclassified certain prior period balances in our Consolidated Balance Sheet, Consolidated Statement of Operations and Statement of Shareholders’ Equity to reflect the new presentation requirements of FAS 160 as shown below.

Convertible debt

On January 1, 2009, we adopted FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the Consolidated Statement of Operations.

FSP APB 14-1 requires retrospective application, therefore we restated both opening shareholders’ equity in 2009 and comparative amounts for 2008 in all primary financial statements in 2009 to reflect revised equity and liability balances on issuance of our Convertible Notes (net of allocated acquisition costs) of US$ 108.1 million and US$ 364.2 million, respectively.

Index

The impact on the 2008 comparative amounts for the quarterly period ended March 31, 2008 of the adoption of both FSP APB 14-1 and FAS 160 was as follows:

	For the Three Months ended March 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1		FAS 160	As Adjusted
Consolidated Statement of Operations
Interest expense	$(14,250)	$(979	) (1)	$-	$(15,229)
Minority interest in income of consolidated subsidiaries (2)	(1,025)	-		548	(477)
	As at December 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1		FAS 160	As Adjusted
Consolidated Balance Sheet
Other current assets	$98,725	$(639)		$-	$98,086
Other non-current assets	20,743	(1,478)		-	19,265
Senior Debt	1,024,721	(96,196)		-	928,525
Additional paid-in capital	1,018,532	108,085		-	1,126,617
Accumulated deficit	(224,086)	(14,006)		1,256	(236,836)
Accumulated Other Comprehensive Income	$203,346	$-		$(1,256)	$202,090

(1) The impact of APB 14-1 is shown net of a reclassification of US$ 18 thousand of interest expense attributable to discontinued operations.

(2) As required by FAS 160, Minority interest in income of consolidated subsidiaries was renamed “Net income attributable to noncontrolling interests”. We also reclassified the associated Minority Interest account in the consolidated balance sheet into Shareholders’ Equity and renamed it “Noncontrolling interests”.

Business Combinations

On January 1, 2008, we adopted FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) are largely prospective, its adoption did not have a material impact on our financial position or results of operations. However we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization is prohibited under FAS 141(R).

On January 1, 2009, we adopted the Emerging Issues Task Force (EITF)  consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Index

On January 1, 2009, we adopted FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Derivative disclosure

On January 1, 2009, we adopted FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and what impact they have on financial position, results of operations and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 did not have a material impact on our financial position or results of operations.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 520.3 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 500.2 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

Index

The fair value of these financial instruments as at March 31, 2009 was a liability of US$ 3.8 million.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Item 1, Note 5, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at March 31, 2009, approximately 40% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at March 31, 2009

Expected Maturity Dates	2009	2010	2011	2012	2013	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	245,000	-	-
Average interest rate (%)	-	-	-	8.25%	-	-
Variable rate	48,750	67,500	60,000	-	-	150,000
Average interest rate (%)	3.36%	3.70%	3.73%	-	-	5.93%

Total debt in US$ (000's)
Fixed rate	-	-	-	-	475,000	-
Average interest rate (%)	-	-	-	-	3.5%	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	-	1,450,000	-	-	-	-
Average interest rate (%)	-	4.09%	-	-	-	-

Index

Variable Interest Rate Sensitivity as at March 31, 2009

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2009 (US$ 000's)	Interest Rate as at March 31, 2009	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

434,173 (EUR 326.3 million)	4.68%	20,328	24,669	29,010	33,351	37,692	42,033
70,508 (CZK 1,450.0 million)	4.09%	2,884	3,589	4,294	4,999	5,704	6,409
Total		23,212	28,258	33,304	38,350	43,396	48,442

Item 4.  Controls and Procedures

Our President and Chief Operating Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME B.V. dated November 30, 2006 (the “parent agreement”), which was entered into in connection with Studio 1+1 in Ukraine entering advertising and marketing services agreements with LLC Video International-Prioritet, a Ukrainian subsidiary of VI.  Pursuant to the advertising and marketing services agreements, LLC Video International-Prioritet had been selling advertising and sponsorship on the STUDIO 1+1 channel. We delivered notice of termination of all agreements with the VI group on December 24, 2008; and as a result, all agreements with the VI group terminated on March 24, 2009. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues and (ii) 6% of the average monthly sponsorship revenues for advertising and sponsorship sold by LLC Video International-Prioritet for the six months prior to the termination date, multiplied by six. We have recorded a provision of US$ 4.9 million, representing the amount we currently believe we will be required to pay in connection with the termination of the agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of STUDIO 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are defending our position vigorously in the arbitration proceedings.

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks Relating to our Financial Position

We cannot predict the extent to which adverse economic and political conditions in the countries in which we operate will continue adversely affect our results of operations.

The results of our operations rely heavily on advertising revenue and demand for advertising is affected by prevailing general and regional economic conditions.  The financial turmoil affecting the global financial markets and banking system has resulted in a tightening of credit and a low level of liquidity, which has had an adverse impact on economic growth in the United States as well as in countries across Western and Central and Eastern Europe, many of which have fallen into recession.  There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly Ukraine, Bulgaria and Romania.  Furthermore, the continued economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and unemployment rates and has contributed to a strengthening of the dollar against many of the currencies in which we report our consolidated revenues.  These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for our advertising airtime.  In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending.  We cannot predict the severity of the impact of the continuance or occurrence of any of these events on our financial position, results of operations and cash flows.

Index

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising revenues are the pricing of our advertising time as well as television viewing levels, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. A reduction in advertising spending in our markets has put pressure on prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors, particularly in Ukraine.  Reduced advertising spending and discounting of the price of television advertising in our markets and the competition from broadcasters seeking to attract similar audiences have had and may continue to have an impact on our ability to maintain or increase our advertising sales.  Our ability to maintain television viewing levels and to generate gross rating points depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences.  Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.

Our increased debt service obligations following the issuance of the Senior Notes, Convertible Notes and drawdowns under the EBRD Loan may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes, Convertible Notes and the EBRD Loan and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 5, “Senior Debt” and Note 10, “Credit Facilities and Obligations under Capital Leases”).  Our high leverage could have important consequences for our business and results of operations, including but not limited to restricting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate may be limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and the implementation of our strategic plans.

If more of our goodwill, indefinite-lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization.  We recorded impairment charges of US$ 81.8 million in the three months ended March 31, 2009 in respect of our Bulgaria operations and US$ 336.7 million in the three months ended December 31, 2008 in respect of our Bulgaria and Ukraine operations.  When we calculated the value of our business as at March 31, 2009, the fair value of each reporting unit had decreased from the fourth quarter of 2008 and the “headroom“ of the fair value over the carrying value had reduced.  In the case of our Czech Republic operations this headroom was particularly small and minor changes to the assumptions underlying our cash flow projections would have resulted in our being required to record an impairment charge.  Although we considered all current information in respect of calculating our impairment charge for the three months ended March 31, 2009, if our long term cash flow forecasts for our operations deteriorate further, or discount rates increase, we may be required to recognize additional impairment charges in later periods.

Index

We may require additional external sources of capital, which may not be available or may not be available on acceptable terms.

The acquisition, ownership and operation of television broadcasting operations requires substantial investment.  Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate.  If economic conditions in our markets continue to deteriorate, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments, or if our investment plans change, we may need to obtain additional financing.  The tightening of the credit markets and the impact of the continued economic downturn on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture” and collectively with the 2005 Indenture, the “Indentures”) or pursuant to the terms of the EBRD Loan.  Any additional debt or equity securities issued to raise funds may have rights, preferences and privileges that are senior to shares of our Class A common stock, and the issuance of additional equity, such as the issuance of shares to TWMH pursuant to the Subscription Agreement, may dilute the economic interest of the holders of shares of our common stock (see Part I, Item 1, Note 13, “Shareholders‘ Equity”). Moreover, such financings, if available at all, may not be available on acceptable terms.  If we cannot obtain adequate capital or obtain it on acceptable terms, this could have an adverse effect on our financial position, results of operations and cash flows.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies.  The strengthening of the dollar against these currencies has had an adverse impact on our reported results for the quarter compared to the prior year.  In addition, the Senior Notes and the EBRD Loan are denominated in Euros.  We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes or the EBRD Loan.  We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes and the EBRD Loan into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

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

Our Senior Notes, Convertible Notes and corporate credit are rated BB with a negative outlook by Standard and Poor’s. Moody’s Investors Services have rated both our Senior Notes and our corporate credit as Ba2 with a negative outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely and have made liquidity, and the key ratios associated with it such as gross leverage ratio a particular priority. We expect that our gross leverage ratio will continue to deteriorate and it is therefore likely that our credit ratings will be downgraded during the course of 2009 (see Part I, Item 2, V(d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, our ability to raise additional indebtedness may be more difficult and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

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

In June 2008, we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners, increasing our beneficial ownership interest to 90%, and in October 2008, we completed the acquisition of the remaining 10% interest in the Studio 1+1 group. In February 2009, we completed the buyout of our minority partners in the KINO channel and the sale of our interest in the CITI channel (see Part I, Item 1, Note 3, “Acquisitions and Disposals”). In addition, in connection with the termination of our advertising sales arrangements with Video International group, we created an in-house sales department to sell advertising on our channels in Ukraine.  As a result of these events, we have complete ownership of all of our broadcasting assets in Ukraine and have taken a series of measures to improve the overall standing and performance of the STUDIO 1+1 and KINO channels. Successful implementation will depend on several factors, including but not limited to general economic conditions in Ukraine, the ability of our in-house sales team to sell advertising, our ability to integrate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations,  the cost and popularity of local productions and Russian-language programming, our ability to maintain investment levels necessary to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team, the ability of our internet properties in Ukraine to generate revenues as well the ability of the Ukrainian government to maintain political stability.  There can be no assurance that we will be able to successfully implement a new strategy in Ukraine, and any such failure will have a material adverse effect on our financial position, results of operations and cash flows.

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

Index

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

Index

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

Central European Media Enterprises Ltd. is a Bermuda company. Substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States.  In addition, several of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States.  As a result, investors may be unable to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws.  There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (ii) in original actions brought in such countries, liabilities against us or such persons predicated upon the United States federal and state securities laws.

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

CME Holdco L.P. owns all our outstanding shares of Class B common stock, each of which carries ten votes per share.  Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and, subject to certain limitations described below, is entitled to vote those shares on behalf of CME Holdco L.P.  The shares over which Ronald Lauder has voting power represent 63.7% of the aggregate voting power of our outstanding common stock.  On September 1, 2006, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, acquired 49.7% of CME Holdco L.P.  Under the terms of the limited partnership agreement of CME Holdco L.P., Adele (Guernsey) L.P. has certain consent rights in respect of the voting and disposition of our shares of Class B common stock held by CME Holdco L.P.  CME Holdco L.P. is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors (including two directors Adele (Guernsey) L.P. is entitled to recommend for appointment) or certain transactions, including issuances of CME common stock that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of CME Holdco L.P. may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as CME Holdco L.P. retains voting control.

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

As at April 24, 2009, we have a total of 1.3 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors, holds 1,275,227 unregistered shares of Class A common stock. Furthermore, in March 2009 we entered into the Subscription Agreement with TWMH, pursuant to which we have agreed to issue to TWMH 14.5 million Class A Shares and 4.5 million Class B Shares (see Part I, Item 1, Note 13, “Shareholders‘ Equity”).

In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares of Class A common stock underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time through March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock (see Part I, Item 1, Note 5 “Senior Debt”). To mitigate the potentially dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into two capped call transactions.  In connection therewith we have purchased call options with respect to a certain number of shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of an option (see Part I, Item 1, Note 5, “Senior Debt”).

We cannot predict what effect, if any, an issuance of shares of our common stock, including shares of Class A and Class B common stock to TWMH, the Class A common stock underlying options or the Convertible Notes and in connection with future financings, or the entry into trading of previously issued unregistered shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Index

Item 6.  Exhibits

a) The following exhibits are attached:

10.1	Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009.

10.2	Indemnity Agreement by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009.

31.01	Certification of President and Chief Operating Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: April 29, 2009	/s/ Adrian Sarbu Adrian Sarbu President and Chief Operating Officer (Principal Executive Officer)

Date: April 29, 2009	/s/ Wallace Macmillan Wallace Macmillan Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Index

EXHIBIT INDEX

10.1	Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009.

10.2	Indemnity Agreement by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009.

31.01	Certification of President and Chief Operating Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of President and Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).