Form 10-Q
period 2009-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2009-07-29
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2009
Class A Common Stock, par value $0.08	50,524,273
Class B Common Stock, par value $0.08	10,812,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2009

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$506,356	$107,433
Accounts receivable (net of allowance) (Note 6)	187,917	221,450
Program rights, net	73,647	67,787
Other current assets (Note 7)	90,620	98,086
Total current assets	858,540	494,756
Non-current assets
Investments	16,559	16,559
Property, plant and equipment, net (Note 8)	196,935	206,667
Program rights, net	139,693	113,596
Goodwill (Note 4)	1,087,845	1,041,041
Broadcast licenses and other intangible assets, net (Note 4)	396,450	514,732
Other non-current assets (Note 7)	31,786	19,265
Total non-current assets	1,869,268	1,911,860
Total assets	$2,727,808	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	June 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$155,120	$174,885
Credit facilities and obligations under capital leases (Note 10)	69,893	36,502
Other current liabilities (Note 11)	33,015	17,286
Total current liabilities	258,028	228,673
Non-current liabilities
Credit facilities and obligations under capital leases (Note 10)	231,465	38,758
Senior Debt (Note 5)	946,505	928,525
Other non-current liabilities (Note 11)	106,235	112,215
Total non-current liabilities	1,284,205	1,079,498
Commitments and contingencies (Note 19)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2008 – nil)	-	-
50,524,273 shares of Class A Common Stock of $0.08 each (December 31, 2008 –36,024,273)	4,042	2,882
10,812,839 shares of Class B Common Stock of $0.08 each (December 31, 2008 – 6,312,839)	865	505
Additional paid-in capital	1,339,322	1,126,617
Accumulated deficit	(257,193)	(236,836)
Accumulated other comprehensive income	102,063	202,090
Total CME Ltd. shareholders’ equity	1,189,099	1,095,258
Noncontrolling interests	(3,524)	3,187
Total equity	1,185,575	1,098,445
Total liabilities and equity	$2,727,808	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$186,185	$304,809	$327,406	$527,832
Operating expenses:
Operating costs	31,556	36,759	60,949	69,774
Cost of programming	95,893	116,917	170,815	211,004
Depreciation of station property, plant and equipment	12,841	12,942	24,457	25,056
Amortization of broadcast licenses and other intangibles (Note 4)	4,833	8,194	10,934	15,864
Cost of revenues	145,123	174,812	267,155	321,698
Selling, general and administrative expenses	29,359	31,253	51,187	61,917
Impairment charge (Note 4)	-	-	81,843	-
Operating income / (loss)	11,703	98,744	(72,779)	144,217
Interest income	698	3,775	1,442	5,955
Interest expense (Note 16)	(22,258)	(22,346)	(43,686)	(37,575)
Foreign currency exchange gain / (loss), net	45,411	6,882	84,675	(10,546)
Change in fair value of derivatives (Note 12)	(7,315)	(13,281)	(1,185)	(23,539)
Other income	247	668	346	1,319
Income / (loss) from continuing operations before tax	28,486	74,442	(31,187)	79,831
(Provision) / credit for income taxes	(6,380)	(8,923)	6,615	1,360
Income / (loss) from continuing operations	22,106	65,519	(24,572)	81,191
Discontinued operations, net of tax (Note 18)	-	(758)	(262)	(1,508)
Net income / (loss)	22,106	64,761	(24,834)	79,683
Net loss / (income) attributable to noncontrolling interests	1,975	(1,295)	4,477	(1,772)
Net income / (loss) attributable to CME Ltd.	$24,081	$63,466	$(20,357)	$77,911

Net income / (loss)	22,106	64,761	(24,834)	79,683
Currency translation adjustment	92,431	93,579	(100,429)	285,046
Obligation to repurchase shares	-	-	-	488
Comprehensive income / (loss)	$114,537	$158,340	$(125,263)	$365,217
Comprehensive income / (loss) attributable to noncontrolling interests	2,250	(1,380)	4,879	(2,405)
Comprehensive income / (loss) attributable to CME Ltd.	$116,787	$156,960	$(120,384)	$362,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations - Basic	$0.47	$1.52	$(0.43)	$1.88
Continuing operations - Diluted	0.47	1.50	(0.43)	1.86
Discontinued operations – Basic	0.00	(0.02)	0.00	(0.04)
Discontinued operations - Diluted	0.00	(0.02)	0.00	(0.04)
Net income / (loss) attributable to CME Ltd common shareholders – Basic	0.47	1.50	(0.43)	1.84
Net income / (loss) attributable to CME Ltd common shareholders – Diluted	$0.47	$1.48	$(0.43)	$1.82

Weighted average common shares used in computing per share amounts (000’s):
Basic	51,524	42,322	46,956	42,319
Diluted	51,566	42,836	46,956	42,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)

					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	3,207	-	-	-	3,207
Acquisition of noncontrolling interests	-	-	-	-	(23,336)	-	-	(7)	(23,343)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,834	-	-	-	234,354
Dividends	-	-	-	-	-	-	-	(1,825)	(1,825)
Net loss	-	-	-	-	-	(20,357)	-	(4,477)	(24,834)
Currency translation adjustment	-	-	-	-	-	-	(100,027)	(402)	(100,429)
BALANCE, June 30, 2009	50,524,273	$4,042	10,812,839	$865	$1,339,322	$(257,193)	$102,063	$(3,524)	$1,185,575

					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$54,871	$290,215	23,155	$1,422,962
Stock-based compensation	-	-	-	-	4,072	-	-	-	4,072
Stock options exercised	21,075	2	-	-	1,088	-	-	-	1,090
Purchase of capped call options	-	-	-	-	(63,318)	-	-	-	(63,318)
Redeemable noncontrolling Interests	-	-	-	-	-	(32,601)	-	-	(32,601)
Bifurcation of equity option embedded in convertible notes	-	-	-	-	108,112	-	-	-	108,112
Dividends	-	-	-	-	-	-	-	(2,662)	(2,662)
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	(14,398)	(14,398)
Net income	-	-	-	-	-	77,911	-	1,772	79,683
Currency translation adjustment	-	-	-	-	-	-	284,413	633	285,046
Obligation to repurchase shares	-	-	-	-	-	-	488	-	488
BALANCE, June 30, 2008	36,024,273	$2,882	6,312,839	$505	$1,101,290	$100,181	$575,116	$8,500	$1,788,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income attributable to CME Ltd.	$(20,357)	$77,911
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 18)	262	1,508
Depreciation and amortization	139,864	158,245
Impairment charge (Note 4)	81,843	-
Loss / (gain) on disposal of fixed assets	148	(266)
Stock-based compensation (Note 14)	3,033	3,804
Noncontrolling interest in (loss) / income of consolidated subsidiaries	(4,477)	1,772
Change in fair value of derivatives (Note 12)	1,185	23,539
Foreign currency exchange (gain) / loss, net	(84,675)	10,546
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	32,331	(13,465)
Program rights	(109,664)	(176,348)
Other assets	(11,391)	(6,004)
Accounts payable and accrued liabilities	5,043	49,045
Income taxes payable	(9,333)	(15,092)
Deferred taxes	(17,062)	11,446
VAT and other taxes payable	(746)	1,534
Net cash generated from continuing operating activities	6,004	128,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,009)	(41,764)
Disposal of property, plant and equipment	868	300
Investments in subsidiaries and unconsolidated affiliates	(22,946)	(247,412)
Repayment of loans and advances to related parties	-	1,990
Net cash used in continuing investing activities	(40,087)	(286,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	237,003	-
Net proceeds from issuance of Convertible Notes	-	463,673
Purchase of capped call option	-	(63,318)
Proceeds from credit facilities	261,214	-
Payment of credit facilities and capital leases	(66,833)	(1,240)
Proceeds from exercise of stock options	-	1,090
Excess tax benefits from share based payment arrangements	175	268
Dividends paid to minority shareholders	-	(1,230)
Net cash received from continuing financing activities	431,559	399,243

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,294)	(2,634)
NET CASH USED IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	-	(269)
Impact of exchange rate fluctuations on cash	2,741	(4,703)

Net increase in cash and cash equivalents	398,923	232,926
CASH AND CASH EQUIVALENTS, beginning of period	107,433	142,812
CASH AND CASH EQUIVALENTS, end of period	$506,356	$375,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At June 30, 2009, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at June 30, 2009 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

Top Tone Media S.A.	80.0%	Luxembourg	Subsidiary
PRO BG MEDIA EOOD (“Pro.BG”)	80.0%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.0%	Bulgaria	Subsidiary
Zopal S.A.	80.0%	Luxembourg	Subsidiary
LG Consult EOOD	80.0%	Bulgaria	Subsidiary
Ring TV EAD (“Ring TV”)	80.0%	Bulgaria	Subsidiary

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	100.0%	Croatia	Subsidiary

CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision S.R.L (“Media Vision”)	95.0%	Romania	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L (“Sport.ro”)	95.0%	Romania	Subsidiary
Campus Radio S.R.L.	19.01%	Romania	Equity-Accounted Affiliate
Media Pro Management S.A. (“Media Pro”)	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment

CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary
A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
MEDIA INVEST, spol. sr.o. (“Media Invest”)	100.0%	Slovak Republic	Subsidiary

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
GAMATEX spol s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
EMAIL.SK s.r.o.	80.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate
TELEVIDEO d.o.o. (trading as TV Pika)	20.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd.	100.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH	100.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd.	100.0%	Cyprus	Subsidiary
1+1 Production	100.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC	99.9%	Ukraine	Subsidiary
Grizard Investments Limited.	100.0%	Cyprus	Subsidiary
Grintwood Investments Limited	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukrpromtorg”)	100.0%	Ukraine	Subsidiary
Gravis-Kino LLC (“Gravis-Kino”)	100.0%	Ukraine	Subsidiary
Nart LLC	100.0%	Ukraine	Subsidiary
TV Stimul LLC (“TV Stimul”)	100.0%	Ukraine	Subsidiary
TOR LLC (“Tor”)	100.0%	Ukraine	Subsidiary
ZHYSA LLC (“Zhysa”)	100.0%	Ukraine	Subsidiary
Glavred-Media LLC (“Glavred”)	10.0%	Ukraine	Cost Investment

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Programming B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary
CME Media Services Limited	100.0%	United Kingdom	Subsidiary
CME SR d.o.o.	100.0%	Serbia	Subsidiary

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Bulgaria

We operate one national television channel in Bulgaria, PRO.BG, formerly known as TV2, and the cable sports channel RING.BG, formerly known as RING TV. We own 80.0% of Pro.BG, which holds the broadcast license for PRO.BG, and 80.0% of Ring TV, which operates RING.BG.

Croatia

We operate one national television channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV (Croatia) which holds the broadcast license for NOVA TV (Croatia).

Czech Republic

We operate three television channels in the Czech Republic; TV NOVA (Czech Republic), NOVA SPORT and NOVA CINEMA. We own 100.0% of CET 21, which holds the national terrestrial broadcast licenses for TV NOVA (Czech Republic) and NOVA CINEMA and the satellite/digital licenses for NOVA SPORT and NOVA CINEMA.

Romania

We operate five television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA, as well as PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. We also operate two radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies, or individuals associated with, Adrian Sarbu, our President and Chief Executive Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels.

We currently own 10.0% of Media Pro B.V. and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Media Pro comprises a number of companies with operations in the fields of publishing, information, printing, cinema and entertainment across Central and Eastern Europe. On July 27, 2009, we entered into a framework agreement with Media Pro Management S.A. (“MP Management”), Media Pro B.V. (“MP BV”) and Mr. Sarbu, pursuant to which we will acquire the entertainment businesses of Media Pro.  We expect the transaction to close during the fourth quarter of 2009 (see Note 22, “Subsequent Events, Media Pro Transaction”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Ukraine

We operate one national television channel in Ukraine, STUDIO 1+1, and KINO, a network of regional channels. We hold a 100.0% interest in Studio 1+1, which holds the license for and operates the STUDIO 1+1 channel. We also own 100% of Gravis-Kino, the license holder for the KINO channel. On July 2, 2009 we entered into an agreement with Igor Kolomoisky, a shareholder and a member of our Board of Directors, and of the Supervisory Boards of Studio 1+1 and 1+1 Production, pursuant to which we will sell him 49.0% of our interest in Studio 1+1 and Gravis-Kino and combine those operations with the operations of the TET TV channel in Ukraine (see Note 22, “Subsequent Events, Ukraine Transaction”).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended June 30, 2009 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as updated for certain accounting changes by our current report on Form 8-K filed on July 6, 2009.  Our significant accounting policies have not changed since December 31, 2008, except as noted below.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On adoption of FAS 160 we began to attribute the net losses of our Bulgaria operations to the holders of the noncontrolling interest. This resulted in a reduction to the net loss attributable to CME Ltd. In accordance with paragraph 15 of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). We had previously not attributed these losses because it would have resulted in a deficit noncontrolling interest. Had we continued to apply the previous requirements of ARB 51, the impact on consolidated net income attributable to the Company and earnings per share would have been as follows:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Net income / (loss) attributable to CME Ltd. as reported	$24,081	$(20,357)
Deduct: noncontrolling interest income recognized since the adoption of FAS 160	(2,601)	(4,447)
Pro Forma net income / (loss)	$21,480	$(24,804)
Net income / (loss) per share – Basic (As reported)	$0.47	$(0.43)
Net income / (loss) per share – Basic (Pro Forma)	$0.42	$(0.53)
Net income / (loss) per share – Diluted (As reported)	$0.47	$(0.43)
Net income / (loss) per share – Diluted (Pro Forma)	$0.42	$(0.53)

Other than the reduction in net income for the three months ended June 30, 2009 and an increase in net loss for the six months ended June 30, 2009 noted above, we reclassified certain prior period balances in our Consolidated Balance Sheet, Consolidated Statement of Operations and Statement of Shareholders’ Equity to reflect the new presentation requirements of FAS 160 as shown below.

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

FSP APB 14-1 requires retrospective application; therefore we restated both opening shareholders’ equity in 2009 and comparative amounts for 2008 in all primary financial statements in 2009 to reflect revised equity and liability balances on issuance of our Convertible Notes (as defined herein) of US$ 108.1 million (net of allocated acquisition costs) and US$ 364.2 million, respectively.
The impact on the 2008 comparative amounts for the three and six months ended June 30, 2008 of the adoption of both FSP APB 14-1 and FAS 160 was as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

		Impact of adopting
	As reported	FSP APB 14-1	FAS 160	Other Adjustments (1)	As Adjusted
Consolidated Statement of Operations
	For the Three Months Ended June 30, 2008
Interest expense	$(18,140)	$(4,223)	$-	$17	$(22,346)
Minority interest in income of consolidated subsidiaries (2)	(1,380)	-	85	-	(1,295)
Net income	$67,604	$(4,223)	$85	$-	$63,466

Net income per share
Net income (Basic)	$1.60	$(0.10)	$-	$-	$1.50
Net income (Diluted)	$1.58	$(0.10)	$-	$-	$1.48
	For the Six Months ended June 30, 2008
Interest expense	$(32,390)	$(5,221)	$-	$36	$(37,575)
Minority interest in income of consolidated subsidiaries (2)	(2,405)	-	633	-	(1,772)
Net income	$82,499	$(5,221)	$633	-	$77,911

Net income per share
Net income (Basic)	$1.95	$(0.12)	$0.01	$-	$1.84
Net income (Diluted)	$1.93	$(0.12)	$0.01	$-	$1.82
	As at December 31, 2008
		Impact of adopting		Other
	As reported	FSP APB 14-1	FAS 160	Adjustments (1)	As Adjusted
Consolidated Balance Sheet
Other current assets	$98,725	$(639)	$-	$-	$98,086
Other non-current assets	20,743	(1,478)	-	-	19,265
Senior Debt	1,024,721	(96,196)	-	-	928,525
Additional paid-in capital	1,018,532	108,085	-	-	1,126,617
Accumulated deficit	(224,086)	(14,006)	1,256	-	(236,836)
Accumulated Other Comprehensive Income	$203,346	$-	$(1,256)	$-	$202,090

(1) We made certain reallocations during the year ended December 31, 2008 to recognize our CITI channel as a discontinued operation, which had no impact on Net Income. These reclassifications were made in all periods in our financial statements for the year ended December 31, 2008 but were not reflected in our condensed consolidated financial statements for the quarterly period ended June 30, 2008.

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

On January 1, 2009, we adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

On January 1, 2009, we adopted the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) which addresses certain effects of SFAS Nos. 141(R) and 160 on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Subsequent Events

In May 2009, the FASB issued, and we adopted, FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 stipulates: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date including a requirement to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial position or results of operations

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS 140”) and removes the exception from applying FASB Interpretation No. 46 (revised, December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167”). FAS 167 amends FIN 46(R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited. We are currently evaluating the impact of adopting this standard on our financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). FAS 168 will become the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. FAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. FAS 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. FAS 168 will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with FAS 168.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3.  ACQUISITIONS AND DISPOSALS

Ukraine

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining noncontrolling interests in our channels, we reached an agreement with our minority partners to acquire 100.0% of the KINO channel and transfer to them our interest in the CITI channel, a local station that broadcasts in the Kiev region. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis LLC (“Gravis”), which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel, for a de minimis amount. The total consideration paid by us for these interests was US$ 10.0 million, including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009. In addition, on February 10, 2009, we acquired from an entity controlled by Alexander Tretyakov, our former partner in KINO and CITI a 10.0% ownership interest in Glavred for US$ 12.0 million. Glavred owns a number of websites and print publications as well as a radio station.

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under FAS 160. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

The amounts allocated to consideration for KINO totaled US$ 23.1 million, represented by the fair value of the net assets of the CITI channel transferred (US$ 1.1 million), cash payments of US$ 8.5 million for the equity interests, and US$ 1.5 million for transitional services, and the US$ 12.0 million we paid for the investment in Glavred, which we concluded formed part of the consideration because we determined the Glavred investment to have a fair value of US$ nil at the date of acquisition.

The balance of noncontrolling interest recorded at the date of acquisition was US$ nil because the operations had been loss-making. Therefore, the full consideration of US$ 23.1 million was recognized as a reduction to equity.

Igor Kolomoisky indirectly holds a 50% interest in Glavred. The remaining 40% is owned by Mr. Tretyakov.

4.   GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill by reporting unit as at June 30, 2009 and December 31, 2008 is summarized as follows:

	Balance December 31, 2008	Additions	Impairment charge	Foreign currency movement	Balance June 30, 2009

Croatia	$739	$-	$-	$8	$747
Czech Republic	888,936	-	-	49,888	938,824
Romania	72,336	-		(3,521)	68,815
Slovak Republic	61,642	-	-	158	61,800
Slovenia	17,388	-	-	271	17,659
Total	$1,041,041	$-	$-	$46,804	$1,087,845

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at June 30, 2009 and December 31, 2008 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2008	$59,856	$282,058	$97,047	$68,280	$7,491	$514,732
Additions	-	-	-	-	-	-
Impairment	-	(75,788)	(76)	-	(4,882)	(80,746)
Amortization	-	(6,821)	(106)	(3,502)	(505)	(10,934)
Foreign currency movements	(2,220)	(13,456)	(10,142)	(313)	(471)	(26,602)
Balance, June 30, 2009	$57,636	$185,993	$86,723	$64,465	$1,633	$396,450

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews.  The licenses in Ukraine have economic useful lives between, and are amortized on a straight-line basis over, two and eighteen years.  The license in the Czech Republic has an economic useful life of, and is amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, two years using the declining balance method.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Gross value	$442,810	$549,140
Accumulated amortization	(103,996)	(94,264)
Net book value of amortized intangible assets	$338,814	$454,876
Indefinite-lived broadcast licenses	57,636	59,856
Total broadcast licenses and other intangible assets, net	$396,450	$514,732

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Impairment of Goodwill, indefinite-lived intangible assets and long-lived assets:

Summary.

We recognized no impairment charges in respect of goodwill or long-lived assets in the three months ended June 30, 2009, nor in the three or six months ended June 30, 2008. We recognized the following charges in the six months ended June 30, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment.

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year under FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).  Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level under FASB Statement No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“FAS 144”) when there is an indication that they may be impaired.

Whenever events occur which suggest any assets in a reporting unit may be impaired we perform an evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. Outside our annual review, there are a number of factors which could trigger an impairment review and these could include:

•	under-performance of operating segments or changes in projected results;
•	changes in the manner of utilization of an asset;
•	severe and sustained declines in the traded price of our Class A common stock that are not attributable to factors other than the underlying value of our assets;
•	negative market conditions or economic trends; and
•	specific events, such as new legislation, new entrants, changes in technology or adverse legal judgments that we believe could have a negative impact on our business.

Goodwill is evaluated for impairment at the reporting unit level. We have determined that each of our reporting segments is a reporting unit. Long-lived assets are evaluated at the asset group level and we have determined that, with the exception of Bulgaria and Ukraine, each reporting unit is also an asset group because they are the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In Bulgaria, there are two asset groups, RING.BG and PRO.BG, and there are two in Ukraine, STUDIO 1+1 and KINO.

In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying value of its assets, including goodwill. If the fair value of the reporting unit is less than its carrying value, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill after adjusting for any impairments of indefinite-lived intangible assets or long-lived assets.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of the carrying value over the fair value is recognized as an impairment charge.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to our estimate of the undiscounted future cash flows we expect that asset group will generate. If the carrying amount of an asset exceeds our estimate of its undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount exceeds the fair value of the respective asset.

Impairment reviews during 2009 and charges recognized.

Although we perform regular annual impairment reviews in the fourth quarter of each year, most recently in the fourth quarter of 2008, a number of events have occurred since then that suggested further impairments may have occurred, including:

•
a continued reduction in the short and medium economic projections for our markets by external analysts fuelled by a widespread perception that Central and Eastern Europe had been heavily impacted by the global economic crisis and growing sentiment that recovery would take longer than expected;

•
increasing reluctance of advertisers to make spending commitments, which has had a larger than expected impact on both the proportion of our advertising inventory we can sell and a reduction in the prices we can achieve;

•	continued significant volatility in the price of shares of our Class A common stock, particularly during the first quarter of 2009;
•	historically high sovereign debt yields in our markets, suggesting a fundamental re-pricing of risk by investors; and
•	an escalation of the economic crisis in Ukraine, including the downgrading of its sovereign credit rating to CCC+ by Standard & Poors.

All of these factors were felt more acutely in the first quarter of 2009 than in the second, which has seen a slight improvement of some macro economic indicators.

During the three months ended March 31, 2009, the price of our Class A common stock decreased from a high of US$ 22.70 per share to a low of US$ 4.86 per share. In addition, when we updated our medium and long-term forecast models at March 31 2009, we determined that the forecast future cash flows of all of our stations had decreased compared to our previous estimates. We concluded that together these two events constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to review them for impairment again under FASB 142 and FAS 144 (the “first quarter impairment review”).

Although the price of our Class A common stock recovered during the three months ended June 30, 2009, the financial performance of our stations continued to decline, which caused us to revise our medium and long-term forecast models once more. We concluded that this constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to perform a further impairment review (the “second quarter impairment review”).

Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the first quarter impairment review, we concluded that a charge was required to impair long-lived assets in Bulgaria. In all other cases, the extent to which the respective assets tested passed the impairment test had reduced since they were previously tested for impairment in the fourth quarter of 2008. In the Czech Republic this decline had caused the result of the goodwill impairment test to be particularly close.

Upon performing the second quarter impairment review we concluded that no further impairment charges were required. In most reporting units, the extent to which the respective assets passed the impairment test had remained comparable or increased, largely as a result of falls in the return required by investors, and we concluded no further impairment charges were required. In the Czech Republic the excess had increased and this is discussed further below.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Bulgaria

We revised our estimates of future cash flows in our Bulgaria operations at the time of the first quarter impairment test to reflect our revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the PRO.BG asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil.

Czech Republic

In the first quarter impairment review, we concluded that our Czech Republic reporting unit passed the first stage of the impairment test for goodwill, but that its fair value had declined significantly since we tested it for impairment in the fourth quarter of 2008 and was very close to the carrying value. This decline in value was due to reductions to our cash flow forecasts to reflect the fact that uncertainties over the macro economic environment has caused international advertisers to become increasingly reluctant to make spending commitments. This reluctance caused a contraction in the overall size of the advertising market which has manifested itself as a worse-than-expected decline in both the level of advertising inventory our operations are able to sell and the prices at which it can be sold.

In the second quarter impairment review we concluded that the fair value of the reporting unit had increased marginally, while the carrying value of the reporting unit had reduced, resulting in a higher excess of fair value over carrying value. The main reason for the increase in the fair value of the reporting unit was a reduction in the cost of capital applied to reflect a slightly lower perceived risk among investors in investing in the Czech Republic, which in turn reflects marginally more encouraging macro economic conditions in the Czech Republic in the second quarter of 2009 in comparison with the first quarter. This slight improvement in discount factor is commensurate with the higher average price for our Class A common stock in the second quarter of 2009 than the first quarter. The improvement in discount factor was partially offset by slight downward revisions to our expectations of cash flows for our Czech Republic operations to reflect their continuing decline in financial performance in the first half of 2009.

Notwithstanding these conclusions, if the operating environment in the Czech Republic continues to deteriorate, and this deterioration indicates that we should make small adverse changes to our long-term assumptions, or the return required by investors increases, it is likely that we will have to impair some or all of the goodwill in our Czech Republic reporting unit.

Critical Estimates and Assumptions

Assessing goodwill, indefinite-lived intangible assets and long-lived assets for impairment is a complex iterative process that requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time.

Our estimate of the cash flows our operations will generate in future periods forms the basis for most of the significant assumptions inherent in our impairment reviews. Our expectations of these cash flows are developed during our long- and short-range business planning processes, which are designed to address the uncertainties inherent in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth.

Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro economic environment in general and the advertising market and our share of it in particular. While this has involved an appreciation of historical trends we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publically-available estimates for future market development, and a process of on-going consultation with local management.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

At present, future macro economic developments in our markets are uncertain. There are wide range of economic forecasts which generally anticipate continued falls in the size of television advertising markets in the countries in which we operate. Some of the key assumptions underpinning these forecasts included the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash flows we take into account all available external estimates in addition to considering developments in each of our markets which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values.

For those reporting units with goodwill, at June 30, 2009, the following compound cash flow growth rates are necessary to avoid recording a goodwill impairment charge. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting unit	Break even growth rate (%) (1)	Growth rate currently implied (%) (1)
Croatia	9.7%	10.9%
Czech Republic	4.4%	5.5%
Romania	17.0%	22.8%
Slovak Republic	8.0%	11.7%
Slovenia	1.2%	11.1%
(1) Break-even and implied growth rates are calculated by applying a constant annual growth rate to current year cash flow forecasts, with all other variables constant, such that the net present value of all future cash flows equals: the carrying value of the reporting unit’s assets for the break-even rate or our estimate of the fair value of the reporting unit for the rate currently implied. Such rates do not indicate our expectation of cash flow growth in any given year, nor are they necessarily comparable with actual growth rates achieved in previous years.

In evaluating our goodwill, indefinite-lived intangible assets and long-lived assets for impairment we use the following valuation methods

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In all cases, each method involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions, and the extent to which they have changed are discussed below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an  investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country’s macro economic environment. The costs of capital that we have applied in all reporting units since the end of 2008 have been very high compared to historic levels, which we believe represents a fundamental re-pricing of the perceived risk of investing in emerging markets. We have observed a reduction in costs of capital between the first quarter impairment review and the second quarter impairment review in response to reductions in the CRP, which have decreased across emerging market economies due to a narrowing of the relative spread between yields on developed and emerging market debt, as the risk differential between these is perceived by market participants to have diminished. The table below shows the percentage movement in the costs of capital we applied to each reporting unit with goodwill between the first quarter impairment review and the second quarter impairment review and the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying values (with all other assumptions constant):

	Percentage change in cost of capital:
Reporting Unit	Since previous impairment review		Necessary to break even
Croatia	(5.1	) %	22.4%
Czech Republic	(8.2	) %	7.3%
Romania	(1.5	) %	47.3%
Slovak Republic	(4.3	) %	29.5%
Slovenia	(3.9	) %	61.1%

•
Growth rate into perpetuity: reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro economic growth in our markets will eventually converge to western European markets, and long term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our second quarter impairment review, we reduced our forecast of the absolute size of the television advertising markets from the first quarter impairment review, but now expect the rate of growth to be higher when markets begin to recover.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In general we now forecast that our levels of market share will be comparable to, or slightly higher than we assumed in the first quarter impairment review to reflect recent improvements in our audience share.

•
Forecast operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each station, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. With the exception of the Czech Republic, where costs have reduced, we now forecast that operating costs will be comparable or slightly higher in comparison with our assumptions in the first quarter impairment review, to reflect the increased EBITDA margins we have experienced in some operations compared to previous forecasts as we have reduced costs.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant between the first and second quarter impairment review, however certain investment cash flows were delayed, with a consequent marginal positive impact on the fair value of the reporting units.

The table below shows whether an adverse change of less than 10.0% in any of these assumptions would result in additional impairments as at June 30, 2009. Where an adverse change of less than 10% would result in an impairment, the level of that change is presented parenthetically.

10% Adverse Change in	Long-Lived Assets	Indefinite-Lived Trademarks	Indefinite-Lived Broadcast Licenses	Goodwill
Cost of Capital	None	None	Slovenia (8.6%)	Czech Republic (7.2%)

Total Advertising Market	Croatia (6.7%)	None	Slovenia (4.6%)	Croatia (5.9%)
Czech Republic (5.4%)
Slovak Republic (8.2%)

Market Share	Croatia (6.7%)	None	Slovenia (4.6%)	Croatia (5.9%)
Czech Republic (5.4%)
Slovak Republic (8.2%)

Forecast Operating Costs	Croatia (6.1%)	Not applicable	Slovenia (3.5%)	Croatia (5.5%)
Czech Republic (9.2%)

Forecast Capital Expenditure	None	Not applicable	None	None

Perpetuity Growth Rate	Not applicable	None	None	None

Potential future charges.

Although we considered all current information when we calculated our impairment charge for the six months ended June 30, 2009, if our cash flow forecasts for our operations deteriorate still further, or costs of capital increase, it is probable that we will have to recognize additional impairment charges in future periods.

5.  SENIOR DEBT

Our senior debt comprised the following as at June 30, 2009 and December 31, 2008

	Carrying Value		Fair Value
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

EUR 245.0 million 8.25% Senior Notes	$346,283	$340,966	$277,026	$233,562
EUR 150.0 million Floating Rate Senior Notes	212,010	208,755	133,566	125,253
USD 475.0 million 3.50% Senior Convertible Notes	388,212	378,804	299,250	230,375
	$946,505	$928,525	$709,842	$589,190

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes (the “Fixed Rate Notes”). The Fixed Rate Notes mature on May 15, 2012.

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (The applicable rate at June 30, 2009 was 3.104%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.  The carrying value of the Convertible Notes as at December 31, 2008 has been adjusted to reflect the impact of the adoption of FSP APB 14-1 (see Note 2, “Summary of Significant Accounting Policies, Convertible Debt”).

Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Fixed Rate Notes as at June 30, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price.

The Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 21, “Restricted and Unrestricted Subsidiaries”) .

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at June 30, 2009 and December 31, 2008 was equal to the outstanding debt multiplied by the traded market price.

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

The Floating Rate Notes are redeemable at our option for the remainder of their life, in whole or in part, at 100.0% of their face value.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the Floating Rate Notes but as they are considered clearly and closely related to the Floating Rate Notes, they are not accounted for separately.

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at June 30, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2009, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”), 1,583,333 shares, BNP Paribas (“BNP”), 1,583,333 shares and Deutsche Bank Securities Inc. (“DB”), 1,357,144 shares. The amount of shares corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

On September 15, 2008, Lehman Brothers Holdings Inc., (“Lehman Holdings”, and collectively with Lehman OTC, “Lehman Brothers”), the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default that gave us the right to early termination of the capped call option agreement with Lehman OTC and to claim for losses. We exercised this right on September 16, 2008 and claimed an amount of US$ 19.9 million, which bears interest at a rate equal to our estimate of our cost of funding plus 1% per annum.

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

We concluded that from September 16, 2008, upon delivery of the termination notice, the capped call options with Lehman OTC were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract means that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19. Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC capped call options from additional paid-in capital to accumulated deficit to reflect this extinction. We further concluded that our claim did not meet the definition of an asset under FASB Statement of Financial Accounting Concepts No. 6 “Elements of Financial Statements” because the future benefit it embodied was not sufficiently probable and therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies”.

On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which has been recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations. See Note 19, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Following the termination of the Lehman OTC capped call options, which represented 35% of the total number of capped call options we acquired on March 4, 2008, limited dilution will occur following the exercise of the remaining BNP and DB capped call options if the price of shares of our Class A common stock is between US$ 105.00 per share and US$ 151.20 per share when the Convertible Notes are converted. The table below shows how many shares of our Class A common stock we would issue following a conversion of the Convertible Notes and the exercise of the remaining DB and BNP capped call options for a variety of share price scenarios. This table assumes the currently selected settlement methods continue to apply and no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

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

At June 30, 2009, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at June 30, 2009, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining capped call options with DB and BNP at June 30, 2009 was US$ 1.5 million.

On adoption of FSP APB 14-1, we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately in all periods from March 10, 2008.

US$’000	Principal amount of liability component	Unamortized discount	Net carrying value	Equity Component
BALANCE, December 31, 2008	$(475,000)	$96,196	$(378,804)	$110,752
Amortization of debt issuance discount for the three months ended March 31, 2009	-	(4,558)	(4,558)	-
Amortization of debt issuance discount for the three months ended June 30, 2009	-	(4,850)	(4,850)	-
BALANCE, June 30, 2009	$(475,000)	$86,788	$(388,212)	$110,752

The remaining issuance discount is being amortized over the life of the Convertible Notes, which mature on March 15, 2013.  The effective interest rate on the liability component for all periods presented was 10.3%.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Certain other derivative instruments have been identified as being embedded in the Convertible Notes, but as they are considered to be clearly and closely related to the Convertible Notes they are not accounted for separately.

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Third-party customers	$194,608	$227,253
Less allowance for bad debts and credit notes	(16,528)	(14,663)
Related parties	10,214	8,913
Less allowance for bad debts and credit notes	(377)	(53)
Total accounts receivable	$187,917	$221,450

At June 30, 2009, CZK 561.8 million (approximately US$ 30.7 million) (December 31, 2008: CZK 820.7 million, US$ 44.8 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 10, “Credit Facilities and Obligations under Capital Leases”).

7.  OTHER ASSETS

Other current and non-current assets comprised the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Current:
Prepaid programming	$43,789	$54,301
Productions in progress	15,431	14,080
Other prepaid expenses	12,731	7,286
Income taxes recoverable	6,399	1,216
Deferred tax	3,025	5,898
Capitalized debt costs	4,719	4,636
VAT recoverable	2,866	3,460
Restricted cash	785	821
Assets held for sale	-	5,484
Other	875	904
Total other current assets	$90,620	$98,086

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	June 30, 2009	December 31, 2008
Non-current:
Capitalized debt costs	$10,914	$13,282
Deferred tax	13,008	2,108
Productions in progress	4,128	-
Other	3,736	3,875
Total other non-current assets	$31,786	$19,265

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5, “Senior Debt”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Land and buildings	$98,179	$92,422
Station machinery, fixtures and equipment	197,837	190,090
Other equipment	31,924	35,470
Software licenses	32,551	30,219
Construction in progress	8,694	11,292
Total cost	$369,185	$359,493
Less: Accumulated depreciation	(172,250)	(152,826)
Total net book value	$196,935	$206,667
Assets held under capital leases (included in the above)
Land and buildings	$5,946	$5,855
Station machinery, fixtures and equipment	1,639	1,917
Total cost	7,585	7,772
Less: Accumulated depreciation	(1,706)	(1,644)
Net book value	$5,879	$6,128

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable	$24,485	$35,778
Programming liabilities	39,756	44,251
Duties and other taxes payable	21,090	22,635
Accrued staff costs	15,311	27,318
Accrued interest payable	10,046	10,531
Income taxes payable	2,262	7,399
Accrued production costs	10,000	6,531
Accrued legal contingencies	3,083	5,728
Accrued legal and professional fees	5,543	430
Authors’ rights	7,507	4,734
Other accrued liabilities	16,037	9,550
Total accounts payable and accrued liabilities	$155,120	$174,885

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

10.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at June 30, 2009 and December 31, 2008:

		June 30, 2009	December 31, 2008
Credit facilities:
Corporate	(a) – (b)	$180,444	$57,180
Czech Republic	(c) – (e)	79,157	12,923
Romania	(f)	11	104
Slovak Republic	(g)	-	-
Slovenia	(h)	37,102	-
Ukraine	(i)	-	172
Total credit facilities		$296,714	$70,379

Capital leases:
Bulgaria operations, net of interest		$747	$689
Romania operations, net of interest		153	289
Slovak Republic operations, net of interest		-	36
Slovenia operations, net of interest		3,744	3,867
Total capital leases		$4,644	$4,881

Total credit facilities and capital leases		$301,358	$75,260
Less current maturities		(69,893)	(36,502)
Total non-current maturities		$231,465	$38,758

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 141.3 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 70.7 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 53.0 million).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan.  The available amount of the EBRD Loan amortizes by 15.0% every six months from May 2009 to November 2010 and by 40.0% in May 2011. As at June 30, 2009, the full EUR 127.5 million (approximately US$ 180.2 million) available for drawing had been drawn and no further amounts can be drawn.

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

(b) We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.1 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at June 30, 2009, the full EUR 10.0 million (approximately US$ 14.1 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%.

As at June 30, 2009, the net deposits and drawing of each of our operations In the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	$8,219	$-
Czech Republic	4,004	-
Romania	-	11
Slovakia	6,062	-
Slovenia	5,680	-
Ukraine	717	-
Total	$24,682	$11

Czech Republic

(c) As at June 30, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 65.5 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 2.09% applied to the balance outstanding at June 30, 2009 and is based on PRIBOR. A non-utilization fee of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

(d) As at June 30, 2009, CZK 250.0 million (approximately US$ 13.7 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65%, a rate of 2.09% applied to the balance outstanding under this facility at June 30, 2009. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at June 30, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 16.4 million) factoring facility with FCS available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) As at June 30, 2009, our Romania operations had drawn US$ 11.0 thousand from the BMG cash pool.

Slovak Republic

(g) As at June 30, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.7 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2.0%.

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 53.0 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of CME Media Enterprises B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. A rate of 3.5% applied at June 30, 2009.  As at June 30, 2009, the full EUR 26.3 million (approximately US$ 37.1 million) that is still available for drawing under this revolving facility had been drawn.

Ukraine

(i) Our Ukraine operations repaid US$ 0.2 million drawn from the BMG cash pool during the six months ended June 30, 2009.

Total Group

At June 30, 2009, the maturity of our debt (including our Senior Notes and Convertible Notes) was as follows:

2009	$37,348
2010	174,562
2011	84,804
2012	346,283
2013	388,212
2014 and thereafter	212,010
Total	$1,243,219

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at June 30, 2009:

2009	$376
2010	710
2011	641
2012	603
2013	1,734
2014 and thereafter	1,437
$5,501
Less: amount representing interest	(857)
Present value of net minimum lease payments	$4,644

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Current:
Deferred revenue	$24,314	$7,684
Consideration payable – Bulgaria	4,500	4,500
Consideration payable – Czech Republic	1,474	-
Consideration payable - Romania	-	724
Dividends payable to minority shareholders in subsidiaries	1,533	-
Onerous contracts	786	1,994
Deferred tax	290	177
Liabilities held for sale	-	2,207
Other	118	-
Total other current liabilities	$33,015	$17,286

	June 30, 2009	December 31, 2008
Non-current:
Deferred tax	$75,285	$89,126
Program rights	18,542	9,922
Fair value of derivatives	11,067	9,882
Consideration payable – Czech Republic	-	1,396
Income taxes payable	1,097	1,070
Other	244	819
Total other non-current liabilities	$106,235	$112,215

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”) establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At June 30, 2009, we had no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are the following currency swap agreements:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 584.1 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 531.3 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

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

The fair value of these instruments as at June 30, 2009, was a US$ 11.1 million liability, which represented an increase of US$ 1.2 million from the US$ 9.9 million liability as at December 31, 2008. This was recognized as a derivative loss in the Condensed Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at June 30, 2009 and December 31, 2008.  None were issued and outstanding as at June 30, 2009 and December 31, 2008.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2009 and December 31, 2008.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On May 18, 2009, we issued 14.5 million shares of Class A Common Stock at a price of US$ 12.00 per share and 4.5 million shares of Class B Common Stock at a price of US$ 15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price of US$ 241.5 million.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Stock-based compensation charged under FAS 123(R)	$1,485	$1,991	$3,033	$3,804
Income tax benefit recognized	$170	$133	$283	$313

Under the provisions of FASB Statement No. 123 (revised, December 2004), “Share-Based Payment” (“FAS 123(R)”), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2009 Option Grants

Pursuant to the Amended and Restated Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to members of staff, members of executive management and members of our Board of Directors during the six months ended June 30, 2009.

The exercise price of the options granted ranges from US$ 17.52 to US$ 19.31 per share.  The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)
May 15, 2009	120,000	1.30	3.00	62.40	0.00	$7.38
May 15, 2009	353,875	1.30	3.75	57.50	0.00	7.65
May 29, 2009	33,000	1.42	3.75	58.14	0.00	8.28
June 19, 2009	5,000	1.84	3.00	62.87	0.00	$8.28

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the three months and six months ended June 30, 2009 was US$ 7.63 per option.  In accordance with FAS 123(R), the fair value of the option grants made in the six months ended June 30, 2009 (less expected forfeitures) of US$ 3.9 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the awards.

A summary of option activity for the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,439,042	$50.81	6.17	$1,458
Granted	511,875	17.63
Exercised	-	-
Forfeited	(75,167)	53.21
Outstanding at June 30, 2009	1,875,750	$41.66	5.56	$1,936
Vested or expected to vest	1,764,941	41.96	5.57	1,822
Exercisable at June 30, 2009	962,925	$46.29	4.80	$960

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.5 million at January 1, 2009.  In the six months ended June 30, 2009, tax benefits of US$ 0.5 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.4 million of transfers related to the write-off of deferred tax assets arising upon forfeitures and other adjustments. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2009 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of June 30, 2009.  This amount changes based on the fair value of our common stock.  The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was US$ nil and US$ 0.5 million, respectively.  As of June 30, 2009, there was US$ 10.3 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.9 years.  Proceeds received from the exercise of stock options were US$ nil and US$ 1.1 million for the six months ended June 30, 2009 and 2008, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income / (loss) from continuing operations attributable to CME Ltd. shareholders	$24,081	$64,224	$(20,095)	$79,419
Net loss from discontinued operations	-	(758)	(262)	(1,508)
Net income / (loss) attributable to CME Ltd. shareholders	$24,081	$63,466	$(20,357)	$77,911

Weighted average outstanding shares of common stock (000’s)	51,524	42,322	46,956	42,319
Dilutive effect of employee stock options (000’s)	42	514	-	465
Common stock and common stock equivalents (000’s)	51,566	42,836	46,956	42,784

Net income / (loss) per share:
Basic	$0.47	$1.50	$(0.43)	$1.84
Diluted	$0.47	$1.48	$(0.43)	$1.82

At June 30, 2009, 1,560,849 (December 31, 2008: 877,625) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at June 30, 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16.  INTEREST EXPENSE

Interest expense comprised the following for the three and six months ended June 30, 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Interest on Senior Notes	$9,339	$11,644	$18,747	$22,959
Interest on Convertible Notes	4,156	4,156	8,312	5,126
Interest on EBRD loan	1,560	-	2,828	-
Interest on capital leases	17	96	102	191
Other interest and fees	1,176	848	1,999	1,806
	$16,248	$16,744	$31,988	$30,082

Amortization of capitalized debt issuance costs	1,160	1,230	2,290	2,091
Amortization of issuance discount on Convertible Notes	4,850	4,372	9,408	5,402
	$22,258	$22,346	$43,686	$37,575

Total interest expense	$22,258	$22,346	$43,686	$37,575

Interest expense for the three and six months ended June 30, 2008 reflects the impact of adopting FSP APB 14-1 retrospectively (see Note 2, “Summary of Significant Accounting Policies, Convertible Debt”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our Net Revenues, EBITDA, depreciation, amortization, impairment charges, operating (loss) / income and total assets by operation for the three months ended June 30, 2009 and 2008 for Condensed Consolidated Statement of Operations data and as at June 30, 2009 and December 31, 2008 for Condensed Consolidated Balance Sheet data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues (1)	2009	2008	2009	2008

Bulgaria (2)	$881	$-	$1,477	$-
Croatia	14,126	18,094	24,329	29,628
Czech Republic	71,551	112,570	127,678	198,128
Romania	48,845	79,842	84,534	137,838
Slovak Republic	28,229	37,097	48,800	63,331
Slovenia	19,335	26,210	32,469	44,161
Ukraine	3,218	30,996	8,119	54,746
Total Operating Segments	$186,185	$304,809	$327,406	$527,832
Corporate	-	-	-	-
Total	$186,185	$304,809	$327,406	$527,832
(1) All net revenues are derived from external customers. There are no inter-segmental revenues.
(2) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EBITDA	2009	2008	2009	2008

Bulgaria (1)	$(10,626)	$-	$(17,356)	$-
Croatia	2,303	1,683	2,260	(1,047)
Czech Republic	38,541	71,204	63,434	115,049
Romania	15,411	38,293	22,558	61,669
Slovak Republic	5,655	13,974	9,383	23,111
Slovenia	7,275	10,866	10,285	15,206
Ukraine	(16,086)	(2,431)	(28,366)	(5,125)
Total Operating Segments	$42,473	$133,589	$62,198	$208,863
Corporate	(12,808)	(13,493)	(17,067)	(23,299)
Total	$29,665	$120,096	$45,131	$185,564
(1) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Depreciation	2009	2008	2009	2008

Bulgaria (1)	$625	$-	$1,160	$-
Croatia	1,365	1,696	2,434	3,106
Czech Republic	4,061	4,527	7,756	9,149
Romania	2,921	2,924	5,672	5,596
Slovak Republic	1,837	1,565	3,473	2,948
Slovenia	1,502	1,512	2,928	2,795
Ukraine	530	718	1,034	1,462
Total Operating Segments	$12,841	$12,942	$24,457	$25,056
Corporate	288	216	676	427
Total	$13,129	$13,158	$25,133	$25,483
(1) We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Amortization of intangible assets	2009	2008	2009	2008

Bulgaria (1)	$-	$-	$1,545	$-
Croatia	-	-	-	-
Czech Republic	2,622	5,889	5,036	11,413
Romania	579	902	1,170	1,771
Slovak Republic	1,195	1,314	2,332	2,507
Slovenia	-	-	-	-
Ukraine	437	89	851	173
Total Operating Segments	$4,833	$8,194	$10,934	$15,864
Corporate	-	-	-	-
Total	$4,833	$8,194	$10,934	$15,864
(1) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Impairment charges	2009	2008	2009	2008

Bulgaria (1)	$-	$-	$81,843	$-
Croatia	-	-	-	-
Czech Republic	-	-	-	-
Romania	-	-	-	-
Slovak Republic	-	-	-	-
Slovenia	-	-	-	-
Ukraine	-	-	-	-
Total Operating Segments	$-	$-	$81,843	$-
Corporate	-	-	-	-
Total	$-	$-	$81,843	$-
(1) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating income / (loss)	2009	2008	2009	2008

Bulgaria (1)	$(11,251)	$-	$(101,904)	$-
Croatia	938	(13)	(174)	(4,153)
Czech Republic	31,858	60,788	50,642	94,487
Romania	11,911	34,467	15,716	54,302
Slovak Republic	2,623	11,095	3,578	17,656
Slovenia	5,773	9,354	7,357	12,411
Ukraine	(17,053)	(3,238)	(30,251)	(6,760)
Total Operating Segments	$24,799	$112,453	$(55,036)	$167,943
Corporate	(13,096)	(13,709)	(17,743)	(23,726)
Total	$11,703	$98,744	$(72,779)	$144,217
(1)We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total assets (1):	June 30, 2009	December 31, 2008

Bulgaria	$23,009	$107,805
Croatia	53,092	50,431
Czech Republic	1,432,191	1,306,997
Romania	371,460	387,845
Slovak Republic	240,130	240,899
Slovenia	100,667	93,022
Ukraine	90,960	129,590
Total Operating Segments	$2,311,509	$2,316,589
Corporate	416,299	84,543
Total	$2,727,808	$2,401,132

Reconciliation to condensed consolidated balance sheets:
Assets held for sale (2)	-	5,484
Total assets	$2,727,808	$2,406,616

(1)	Segment assets exclude any inter-company investments, loans, payables and receivables.

(2)	Assets held for sale represent the CITI channel, which was disposed of in February 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets (1):	June 30, 2009	December 31, 2008

Bulgaria	$6,600	$6,404
Croatia	12,088	13,450
Czech Republic	65,083	61,463
Romania	46,088	52,193
Slovak Republic	37,945	40,025
Slovenia	23,483	24,932
Ukraine	4,805	7,083
Total Operating Segments	$196,092	$205,550
Corporate	843	1,117
Total long-lived assets	$196,935	$206,667

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

18.  DISCONTINUED OPERATIONS

In the fourth quarter of 2008, in connection with an agreement with our minority partners to acquire 100% of the KINO channel and sell to them our interest in the CITI channel, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis, which previously operated the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. We concluded that the CITI channel represented a disposal group and therefore recognized the income and expenses of our CITI channel as a discontinued operation in all periods presented. The assets and liabilities of the CITI channel were classified as available for sale at December 31, 2008 and were disposed of in the first quarter of 2009.

19.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At June 30, 2009, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

June 30, 2009

Bulgaria	$105,230
Croatia	34,995
Czech Republic	98,000
Romania	165,380
Slovak Republic	49,300
Slovenia	19,312
Ukraine	17,385
Total	$489,602

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Of the amount shown in the table above, US$ 103.2 million is payable within one year.

c) Operating Lease Commitments

For the six months ended June 30, 2009 and 2008 we incurred aggregate rent on all facilities of US$ 5.0 million and US$ 3.5 million, respectively.  Future minimum operating lease payments at June 30, 2009 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

June 30, 2009

2009	$2,066
2010	5,062
2011	4,434
2012	2,634
2013	3,731
2014 and thereafter	5,376
Total	$23,303

d) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at June 30, 2009, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

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

As at June 30, 2009 we provided US$ 0.3 million in current liabilities (December 31, 2008: US$ 1.3 million) of tax in The Netherlands as the difference between our obligation under this agreement and our estimate of tax in The Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 13.6 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS.

The transfer of the receivables is accounted for as a secured borrowing under FAS 140, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

Contingencies

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME withdrew its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.9 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 1.0 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. We have maintained a provision of UAH 16.8 million (approximately US$ 2.2 million) in respect of the remaining amounts we believe we will have to pay. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (See Note 5, “Senior Debt, Convertible Notes”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

c) Licenses

Regulatory bodies in each country in which we operate control access to the available frequencies through licensing regimes.  The licenses to operate our broadcast operations are effective for the following periods:

Bulgaria	The analog license of PRO.BG expires in February 2025.

Croatia	The analog license of NOVA TV (Croatia) expires in March 2010.

Czech Republic
The terrestrial license of TV NOVA (Czech Republic) expires in January 2025 and the satellite license of TV NOVA (Czech Republic) expires in December 2020. The NOVA SPORT cable and satellite license expires in September 2020. The satellite license for NOVA CINEMA expires in November 2019.

Romania	Analog, cable and satellite licenses expire on dates ranging from September 2009 to May 2018.

Slovak Republic	The analog license of TV MARKIZA expires in September 2019

Slovenia	The analog licenses of POP TV and KANAL A expire in August 2012.

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

In that regard, both of our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007. We anticipate that the switchover to digital in Slovenia will be completed by 2010, at which point analog licenses will be cancelled.  The license currently held by CET 21 allows for national digital terrestrial broadcasting of TV NOVA (Czech Republic) in any multiplex. Such license has been extended for an additional 8 years, to 2025. In addition, CET 21 was granted a license for national digital terrestrial broadcasting of NOVA CINEMA. This license is valid until the completion of transition to digital terrestrial broadcasting in the Czech Republic, at which time we expect a new license will be granted. In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one following the completion of the tender offer for the multiplex operator under the TTP for the Slovak Republic.  In addition, in January 2009 Markiza was granted a digital license for a niche channel, TV DOMA, which we intend to launch at the beginning of the Fall broadcasting season in 2009.  In Bulgaria, PRO.BG was issued a “must-carry” digital license in June 2009, which gives PRO.BG a must-carry right for the first multiplex, expected to be launched by the end of 2010. The digital switchover in Bulgaria is expected to be completed by 2012, at which time the analog license for PRO.BG will automatically expire.

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

20. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  As stated in FASB Statement No. 57 “Related Party Disclosures” (“FAS 57”) transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer and a shareholder in our Romania operations, Time Warner, beneficial owners of approximately 31.0% of our outstanding shares are entitled to appoint two representatives to our board of directors and Igor Kolomoisky, beneficial owner of approximately 2.6% of our outstanding shares and a member of our board of directors.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Related Party Transactions

Adrian Sarbu

Bulgaria:

We purchased programming from companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009. These purchases were approximately US$ 0.1 million (2008: US$ nil). The total amount payable at both June 30, 2009 and December 31, 2008 was US$ nil.

Croatia:

We purchased programming from companies related to or connected to Mr. Sarbu in the six months ended June 30, 2009 of approximately US$ 38.0 thousand (2008: US$ 0.1 million). The total amount payable at June 30, 2009 was US$ nil (December 31, 2008: US$ nil).

Czech Republic:

We made no purchases from companies related to or connected to Mr. Sarbu in the six months ended June 30, 2009.  However, in 2008 we purchased programming from companies related to or connected with Mr. Sarbu of approximately US$ 2.7 million. The total amount payable at June 30, 2009 was US$ 0.3 million (December 31, 2008: US$ 0.2 million).

Slovenia:

We purchased programming from companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009 of approximately US$ 53.0 thousand (2008: US$ nil). The total amount payable as at June 30, 2009 was US$ 39.0 thousand (December 31, 2008: US$ 21.3 thousand).

Romania:

The total purchases from companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009 were approximately US$ 18.5 million (2008: US$ 24.4 million). Of this, US$ 14.8 million were purchases for programming rights and for various technical, production and administrative related services.  The total sales to companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009 were approximately US$ 0.6 million (2008: US$ 1.3 million).  At June 30, 2009, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 10.1 million (December 31, 2008: US$ 8.6 million), reflecting advances paid for undelivered programming.  At June 30, 2009, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 1.5 million (December 31, 2008: US$ 1.3 million).

On April 17, 2008 we acquired certain radio broadcasting assets of Radio Pro, which owns the two leading radio channels in Romania. Radio Pro is a 100% subsidiary of Media Pro, in which we held an 8.7% interest at the date of purchase and Mr. Sarbu holds the remaining interest. The purchase price was RON 47.2 million (approximately US$ 20.6 million).

We have the right to put our investment in Media Pro to Mr. Sarbu for a three-month period from August 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 18.1 million) and the value of our investment, as determined by an independent valuer.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu.  In connection with the transfer of our shares upon the closing of the Media Pro Transaction this put right will be extinguished (see Note 22, “Subsequent Events, Media Pro Transaction”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovak Republic:

We purchased programming from companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009 of approximately US$ 0.1 million (2008: US$ 0.4 million). The total amount payable at June 30, 2009 was US$ nil (December 31, 2008: US$ 0.1 million).

Ukraine:

We purchased programming from companies related to or connected with Mr. Sarbu in the six months ended June 30, 2009 of approximately US$ 0.3 million (2008: US$ 0.2 million). The total amount payable as at June 30, 2009 was US$ 0.2 million (December 31, 2008: US$ nil at December 31, 2008).

Time Warner

Bulgaria:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 2.0 million (2008: US$ nil). The total amount payable as at June 30, 2009 was US$ nil (December 31, 2008: US$ nil).

Croatia:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 0.1 million (2008: US$ 44.0 thousand). The total amount payable as at June 30, 2009 was US$ 11.0 thousand (December 31, 2008 US$ nil).

Czech Republic:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 1.5 million (2008: US$ 58.2 million). The total amount payable as at June 30, 2009 was US$ 5.9 million (December 31, 2008: US$ nil).

Romania:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 0.1 million (2008: US$0.1 million). The total amount payable as at June 30, 2009 was US$ 17.6 million (December 31, 2008: US$ 22.1 million).

Slovak Republic:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 9.6 million (2008: US$ 10.5 million). The total amount payable as at June 30, 2009 was US$ nil (December 31, 2008: US$ 20.0 thousand).

Slovenia:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of approximately US$ 2.2 million (2008: US$ 0.1 million) The total amount payable as at June 30, 2009 was US$ 2.4 million (December 31, 2008: US$ 0.6 million).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Ukraine:

We purchased programming from companies related to or connected with Time Warner in the six months ended June 30, 2009 of US$ 0.2 million (2008: US$ 0.9 million). The total amount payable as at June 30, 2009 was US$ 0.3 million (December 31, 2008: $1.6 million).

Igor Kolomoisky

On June 30, 2008 we paid $140.0 million to Mr. Kolomoisky  in connection with our acquisition of the interests in the Studio 1+1 group over which he held options.

As part of the transactions involving the split of the KINO and CITI channels, on February 10, 2009, we acquired a 10% ownership interest in Glavred for US$ 12.0 million, from an entity controlled by Alexander Tretyakov. Mr. Kolomoisky indirectly owns 50% of Glavred and the remaining 40% is owned by Mr. Tretyakov.

21. RESTRICTED AND UNRESTRICTED SUBSIDIARIES

For the purposes of the Fixed Rate Notes and the EBRD Loan, the calculation of the ratio of Indebtedness to Consolidated EBITDA (as defined in the indenture pursuant to which the Fixed Rate Notes were issued) (the “Leverage Ratio”) includes the company and subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Leverage Ratio. Previously, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprise our Ukraine and Bulgaria operations as “Unrestricted Subsidiaries”. This change in designation is immediately beneficial to us because it results in the exclusion of the negative EBITDA of the Ukraine and Bulgaria operations from the calculation of our Leverage Ratio.

Our Restricted Subsidiaries are prevented from making payments of more than approximately US$ 50.0 million to our Unrestricted Subsidiaries if our Leverage Ratio is above 4.5 times. Our Leverage Ratio currently exceeds this level. We also designated a wholly owned subsidiary holding company as an Unrestricted Subsidiary at the same time we designated the Ukraine and Bulgaria operations as Unrestricted Subsidiaries. The only asset of this company is US$ 250.0 million in cash, which can be used to finance the other Unrestricted Subsidiaries.

When the Ukraine transaction closes (see Note 22, “Subsequent Events, Ukraine Transaction”) the holding company will return $100.0 million of the $250.0 million that it holds to a Restricted Subsidiary. We estimate that the balance of this amount will be sufficient to fund our developing operations, which include Bulgaria and Ukraine, to a break-even cash position which we currently estimate will occur by 2013. There is no requirement to maintain a minimum cash balance in this company and the US$ 250.0 million cash balance remains available to our Restricted Subsidiaries at any time.

If the Unrestricted Subsidiaries exhaust all available cash it may be possible to re-designate the Ukraine and Bulgaria operations as Restricted Subsidiaries provided that our Leverage Ratio is not above 4.5 times on a pro-forma basis. This would then allow our existing Restricted Subsidiaries to provide support. Such a re-designation could have adverse consequences on our Leverage Ratio. If a funding need arises, and we are prevented from re-designating our Ukraine and Bulgaria operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Selected financial information for CME Ltd. (the “Issuer”) and its Restricted and Unrestricted subsidiaries as required by the indenture pursuant to which  our Fixed Rate Notes were issued was as follows:

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the three months ended June 30, 2009
Net revenues	$182,086	$4,099	$-	$186,185
Operating income / (loss)	39,791	(28,088)	-	11,703
Net income / (loss) attributable to CME Ltd.	$50,851	$(26,770)	$-	$24,081
	For the six months ended June 30, 2009
Net revenues	$317,810	$9,596	$-	$327,406
Operating income / (loss)	59,204	(131,983)	-	(72,779)
Net income / (loss) attributable to CME Ltd.	$96,221	$(116,578)	$-	$(20,357)

Consolidated Balance Sheet:
	As at June 30, 2009
Total assets	$3,272,027	$356,676	$(900,895)	$2,727,808
Total CME Ltd. shareholders’ Equity	$1,766,354	$207,525	$(784,780)	$1,189,099

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the three months ended June 30, 2008
Net revenues	$273,813	$30,996	$-	$304,809
Operating income / (loss)	102,138	(3,394)	-	98,744
Net income / (loss) attributable to CME Ltd.	$68,476	$(5,010)	$-	$63,466
	For the six months ended June 30, 2008
Net revenues	$473,086	$54,746	$-	$527,832
Operating income / (loss)	151,534	(7,317)	-	144,217
Net income / (loss) attributable to CME Ltd.	$85,271	$(7,360)	$-	$77,911

Consolidated Balance Sheet:
	As at December 31, 2008
Total assets	$2,766,862	$238,462	$(598,708)	$2,406,616
Total CME Ltd. shareholders’ Equity	$1,498,961	$109,065	$(512,768)	$1,095,258

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

22.  SUBSEQUENT EVENTS

We have evaluated subsequent events through July 29, 2009, the date on which our financial statements were issued.

Ukraine Transaction

On July 2, 2009, we entered into an agreement (the “Ukraine Agreement”) with Igor Kolomoisky, Alstrom Business Corp., a company which Igor Kolomoisky controls and is the beneficial owner of (“Alstrom”), certain affiliated parties of Mr. Kolomoisky and CME Cyprus Holding Limited (“CME Cyprus”).   The Ukraine Agreement was subsequently amended and restated on July 22, 2009, to introduce another of our holding companies into the restructuring. Under the Ukraine Agreement, we will transfer our entire ownership interest in our Ukrainian television channels STUDIO 1+1 and KINO to CME Cyprus, currently a wholly owned subsidiary of the Company. Thereafter, CME Cyprus will issue shares to Alstrom in exchange for an investment by Alstrom of US$ 100.0 million in cash and a contribution by it of the entities that own and operate the TET TV channel in Ukraine. Following completion of these transactions, we will own 51% of CME Cyprus and Alstrom will own 49%. CME Cyprus and its affiliates will own and operate the STUDIO 1 +1, KINO and TET television channels. The US$ 100.0 million cash investment by Alstrom will be used to finance and develop the three channels.  In connection with the transaction, we will have an option to sell our 51% interest in CME Cyprus to Alstrom and Mr. Kolomoisky at the price of US$ 300.0 million, payable in cash for a period of one year from the closing of the transaction.  The closing of this transaction is expected to occur by the end of the third quarter of 2009, following completion of internal restructurings of the ownership of these assets and receipt of the necessary governmental approvals.

Media Pro Transaction

On July 27, 2009, CME Production B.V. (“CME Production”), a newly incorporated, wholly-owned subsidiary holding company and CME Romania B.V., another of our wholly-owned subsidiary holding companies, entered into a framework agreement (the “Framework Agreement”) with MP Management, MP BV and Adrian Sarbu.  Mr. Sarbu is the controlling shareholder of MP Management and MP BV and is guaranteeing the performance and obligations of MP Management and MP BV under the Framework Agreement.  Pursuant to the Framework Agreement, CME Production will acquire the Media Pro Entertainment business (as defined below) from MP Management and MP BV. The “Media Pro Entertainment business” consists of 100% of each of Media Pro Pictures S.A. (“Media Pro Pictures”), Pro Video s.r.l., Media Pro Music and Entertainment s.r.l., Media Pro Distribution s.r.l., Hollywood Multiplex Operations s.r.l. and Media Pro Pictures s.r.o., as well as the 81.47% interest that Media Pro Pictures holds in Media Pro Studios (Studiorile) S.A. and the 51% interest that Media Pro Pictures holds in Domino Production s.r.l.  In addition, Mr. Sarbu and his affiliates will assign the Media Pro names and trademarks to CME Production.  Completion of this transaction is expected to occur during the fourth quarter of 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total consideration payable includes $10.0 million in cash, 2.2 million shares of Class A common stock of the Company and a warrant to purchase 850,000 shares of Class A common stock of the Company. The 2.2 million shares of Class A common stock and the warrant will be issued at completion pursuant to a subscription agreement among the Company, MP Management and MP BV.  The exercise price of the warrant is $21.75.  In addition, at completion CME Romania B.V. will transfer its 8.7% interest in MP Management and its 10% interest in MP BV to Mr. Sarbu or an entity designated by him. The Company will assume certain debts of the Media Pro Entertainment business in the aggregate principal amount of approximately $35.6 million. The Framework Agreement contains a working capital adjustment that would result in a reduction in the consideration payable in the event the working capital deficit of the Media Pro Entertainment business exceeds an agreed threshold.

Under the terms of the Subscription Agreement to be entered into at or prior to completion, MP Management and MP BV may sell up to 1.05 million shares of Class A common stock from the first anniversary of the completion date, up to 2.05 million shares from the second anniversary of the completion date and up to 3.05 million shares from the third anniversary of the completion date.  MP Management and MP BV further agree not to sell more than 500,000 shares of Class A common stock in the aggregate in any calendar quarter.

Following completion, MP Management and MP BV will continue to own Publimedia International S.A. and its subsidiaries (“Publimedia”), Indoor Media s.r.l. (“Indoor Media”),  Media Pro Interactiv s.r.o. (MP Interactiv”), MediaSat S.A., Media Fax S.A and Media Fax s.r.o. (collectively, “Media Fax”), Companie de Productie Intertainment S.A. (“Coprint”) and Metrodome Group plc (“Metrodome”) (collectively, the “MP Management business”).  Publimedia is engaged in the publishing and printing of newspapers and magazines in Romania; Indoor Media provides indoor billboards and plasma screen advertising; MP Interactiv provides web hosting and management; MediaSat S.A. provides internet and telecommunications services; Media Fax is a news syndication service; Coprint is a newspaper, commercials and magazine printing business and Metrodome is a U.K.-based film sales and distribution business.  Both we and the companies of the Media Pro Entertainment business have contracted with these companies for various services and may continue to do so.

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

Index

II. Executive Summary

The following analysis also refers to “Core Markets”, which include Croatia, Romania, the Czech and Slovak Republics and Slovenia, and to “Core Operations”, which include our operations in those countries and to “Developing Markets,” which include Bulgaria and Ukraine, and to “Developing Operations”, which include our operations those countries.

In the first half of 2009, the global financial and economic crisis significantly impacted our results.  The three most significant obstacles impacting us were the decline in the Gross Domestic Product (“GDP”) in each of our markets, the declining advertising markets and the strong appreciation of the dollar against the currencies in our markets in 2009 compared to the same period in 2008.  Although we do not anticipate any short-term improvement in these business drivers and expect to encounter these challenges for the remainder of 2009, we currently believe that we will experience early signs of recovery in our “Core Markets” towards the end of 2009.

Continuing Operations

The following table provides a summary of our consolidated results for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Net revenues	$186,185	$304,809	(38.9	) %
Operating income	11,703	98,744	(88.2	) %
Net income	$22,106	$64,761	(65.9)%
Net cash (used in) / generated by continuing operating activities	$(16,544)	$43,557	(138.0	) %

	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Net revenues	$327,406	$527,832	(38.0)%
Operating (loss) / income	(72,779)	144,217	(150.5)%
Net (loss) / income	$(24,834)	$79,683	(131.2)%
Net cash generated by continuing operating activities	$6,004	$128,175	(95.3	) %

The reduction in net revenues in the six months ended June 30, 2009 of US$ 200.4 million compared to the same period in 2008 reflects lower demand for advertising across all of our markets as a result of weaker economic conditions, as well as the impact of a stronger dollar on our local currency revenues.  The deterioration in our operating income is principally due to the recognition of a non-cash impairment charge of US$ 81.8 million in respect of our operations in Bulgaria in the first quarter of 2009 (see Item 1, Note 4, “Goodwill and Intangible Assets”).

Operating Performance

Commencing January 1, 2009, we describe our operating performance in terms of Consolidated EBITDA, which is equal to the EBITDA for each of our segments less corporate costs (which include non-cash stock-based compensation as shown in Item 1, Note 14, “Stock-based Compensation”). Prior to January 1, 2009, we described our operating performance in terms of Segment EBITDA, which reflects our station operating performance but excludes corporate costs. Comparative numbers reflect this change. (EBITDA is defined in Item 1, Note 17, “Segment Data”).

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is more useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange).  Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, i.e. changes between the quarter or half year of 2009 and the same quarter or half year of 2008.

Index

Despite maintaining audience share leadership in most of our Core Markets, the deterioration in the economic and general market conditions across the region in which we operate has resulted in a significant decline in our financial performance in the first half of 2009 compared to the same period in 2008. Demand for advertising has fallen sharply across all our markets and we currently estimate that television advertising spending in our five Core Markets will decline in 2009 by between 12% and 35% in constant currency terms.  Our reported dollar revenues declined by 33%, of which 15% was attributable to the appreciation of the dollar against our local currencies.

In the first half of 2009, increasing our share of television advertising revenues in each of our Core Markets could not entirely offset the negative impact of both declining television advertising spending and the strength of the dollar on our reported revenues. Cost optimization programs and the decline in the value of our functional currencies against the dollar have reduced our costs in dollar terms and diminished the impact of the decline in dollar revenues on our EBITDA.  With the exception of our Croatia operations, EBITDA has declined in each of our Core Operations as lower revenues have substantially outweighed the reduction in costs.

As a result of these market conditions, our Core Operations delivered Net Revenues of US$ 317.8 million in the six months ended June 30, 2009, compared to US$ 473.1 million in the six months ended June 30, 2008, a decrease of 33%, and Consolidated EBITDA of US$ 90.9 million in the six months ended June 30, 2009, compared to US$ 190.7 million in the six months ended June 30, 2008, a decrease of 52%. In constant currency terms, we have seen a decline in Net Revenues in our Core Operations of 18% and a decline in Consolidated EBITDA of 40%.

Losses in our Developing Operations in Ukraine and Bulgaria have contributed significantly to the decline in Consolidated EBITDA. In Ukraine, where the local currency television advertising market fell by an estimated 46% in the first half of 2009 compared to the same period in 2008, we generated EBITDA losses of US$ 28.4 million, compared to losses of US$ 5.1 million in the first half of 2008. Our new operations in Bulgaria generated EBITDA losses of US$ 17.4 million.

Our Net Revenues for the six months ended June 30, 2009, were US$ 327.4 million, compared to US$ 527.8 million in the six months ended June 30, 2008, a decrease of 38%. We generated Consolidated EBITDA of US$ 45.1 million in the six months ended June 30, 2009, compared to US$ 185.6 million in the six months ended June 30, 2008, a decrease of 76%. In constant currency terms, we have seen declines in Net Revenues and Consolidated EBITDA of 26% and 69% respectively.

Our net cash generated from continuing operations fell from US$ 128.2 million to US$ 6.0 million, a decrease of 95%, in the first half of 2009 compared to the same period in 2008.

Key Events

The following key events occurred since December 31, 2008:

Financing and liquidity

•
On May 18, 2009, we issued 14.5 million shares of Class A common stock at a price of US$ 12.00 per share and 4.5 million shares of Class B common stock at a price of US$ 15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price, net of fees, of US$ 234.4 million.

Business Development

•
On July 2, 2009 we entered into an agreement with Igor Kolomoisky, a shareholder and member of our board of directors, pursuant to which Mr. Kolomoisky will become a 49% beneficial owner in our Ukraine operations following an injection of $100.0 million in cash and the contribution of 100.0% of the TET TV channel into Studio 1+1 group. The $100.0 million cash investment will be used to finance the activities of STUDIO 1+1, KINO and TET and the addition of the TET TV channel will enhance our multichannel strategy in Ukraine. See Item 1, Note 22 “Subsequent Events, Ukraine Transaction” for more details.

•
On July 27, 2009, we entered into a framework agreement (the “Framework Agreement”) with Adrian Sarbu, our President and Chief Executive Officer and certain parties connected to him pursuant to which we will acquire the Media Pro Entertainment business.  See Item 1, Note 22 “Subsequent Events, Media Pro Transaction” for more details.

Index

Management changes

•
On July 1, 2009, Wallace Macmillan resigned as our Chief Financial Officer and has been replaced on an interim basis by Charles Frank, Jr. Mr. Frank served as an independent director of CME from November 2001 until his appointment as Interim CFO and was previously a member of our Audit, Related Party Transactions and Treasury Committees.

•
On July 27, 2009, Adrian Sarbu was appointed as our President and Chief Executive Officer.  Mr. Sarbu was previously our President and Chief Operating Officer from December 2008 and Chief Operating Officer from October 2007.

Future Trends

Advertising market conditions in the countries in which we operate deteriorated sharply in the first half of 2009. As a result of the economic recession in which we are operating, advertising expenditure has declined in all of our territories at a faster rate than the decline in GDP. We anticipate GDP will decline in all our markets. Although it is difficult to predict the depth or duration of the recession, we currently expect local markets to stabilize at some point in the fourth quarter of 2009 with significant variation from country to country.

The first quarter of the year is the main period in which we negotiate advertising contracts with our clients. In light of the economic conditions, advertisers spent less and did not confirm their commitment beyond the current quarter. As a result, forward visibility on sales continues to remain poor and shows no sign of improvement. We currently expect that the local currency television advertising spending will decline in 2009 in Ukraine by 40% and in our other markets by between 12% and 35%. We are providing clients with incentives aimed at increasing our market share and supporting television advertising spending within each of our markets. We currently expect to continue to motivate our clients until the television advertising markets recover.

Since June 30, 2008, the dollar has strengthened considerably against most European currencies, including the Euro and the local currencies of our station operations.  In general, an increase in the value of the dollar against the functional currencies of the markets in which we operate will reduce the dollar value of the revenues and EBITDA that each segment delivers. This trend has continued in the first half of 2009, although the dollar depreciated in the second quarter of 2009 compared to the first quarter of 2009. We cannot predict future exchange rate trends.

We have taken actions to reduce costs in order to protect profits and to conserve liquidity. These steps include staff reductions in our operations and our headquarters, pay constraints, the deferral of certain operating expenditures, the deferral or cancellation of capital expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Notwithstanding these cost reductions, our goal continues to be to maintain the high audience shares and the strength of our brands that we currently enjoy in our Core Markets, as we believe this is essential to the long term value of our operations. We intend to maintain sufficient investment in programming to protect these strengths. Taking all these factors into account, we expect that we will see a decline in Net Revenues and EBITDA in 2009 in local currency in all of our markets except Croatia.

When the global economic climate improves, we expect growth will resume in our markets and are confident that we will begin to observe a return to growth in the first quarter of 2010 in some or all of our Core Markets. As a result, we expect that over the medium term we will see a return to higher levels of GDP growth and general advertising and television advertising spending growth in our markets than in Western European or U.S. markets.

Index

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

We believe that our leading position in our Core Markets and the strength of our existing brands place us in a solid position to face increased competition, including by launching new niche channels to target niche audiences as these new technologies develop.

Internet

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a complex internet business in each of our markets and expect to continue to launch targeted services in order to support or achieve leading positions in terms of unique visitors and page impressions. We believe that the strength of our brands, our news programming and other locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop and to monetize those assets over time. We intend to continue the development of our non-broadcast activities in order to create offerings and launch services on the internet and mobile platforms that complement our broadcast schedules and generate additional revenues.

Content

The acquisition of the Media Pro Entertainment business provides a unique opportunity for us to become a vertically integrated media company. Once we complete the acquisition, we will combine our production units with those of Media Pro to create a dedicated content division.

The creation of the content division is a reflection of the increasing importance of local content within our Broadcast operations.  With secured access to programming, we believe that we will be able to generate significant synergies through shared creative and production resources, and equipment and facilities.

We aim to leverage the Media Pro Entertainment business’ existing distribution network to access new content-related revenue streams in addition to providing third party production services.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations.  Although further deterioration in the advertising markets or continued strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves, the recent investment by Time Warner Media Holdings B.V. enhances our financial security. The anticipated transaction with Mr. Kolomoisky will also further strengthen our liquidity and reduce the cash required to develop our operations in Ukraine.

Index

We do not have any imminent refinancing need as the earliest maturity date of our Senior Notes or Convertible Notes is in 2012 and our EBRD Loan, which amortizes in 2009 and 2010 does not mature until 2011. We currently expect that we will be able to repay or refinance approximately US$ 37.1 million of maturing or amortizing loan principal in the remainder of 2009, US$ 174.6 million in 2010 and US$ 84.8 million in 2011. However, we will be looking at every opportunity to refinance our obligations to take advantage of our better standing in the debt markets following the designation of our Bulgaria and Ukraine operations as Unrestricted Subsidiaries.  We intend to take advantage of better debt market conditions as they arise in order to refinance our existing debt on favorable terms. While we may be constrained by the indentures governing our Senior Notes, Convertible Notes and the EBRD Loan from incurring new debt because our Leverage Ratio will increase as our EBITDA falls, there are no constraints on our ability to refinance existing debt.  We will also be looking for equity and debt opportunities to finance the development of our Bulgaria operations in order to preserve and further enhance our overall cash position.

CME Strategy

We enjoy very strong positions in our Core Markets. This is based on brand strength, audience share leadership, the depth and experience of local management and local content production. Historically, these strengths have supported price leadership, high margins, and strong cash flows. We expect these strengths will give our operations resilience in the current economic downturn and the opportunity to benefit strongly as and when growth resumes.
We are taking a number of steps to enhance the performance of the business over the medium term. Our priorities in this regard include:

•	resetting our operating structure into three areas - broadcast operations, internet and content - following the model of a fully integrated media company;

•	capitalizing on our core strengths and expanding our revenue base into five main sources: advertising, subscription, content distribution, internet and management services;

•
exploring all options to reduce the impact of losses in operations in Ukraine and Bulgaria on our profitability and liquidity while continuing to build these assets in a controlled manner to secure consistent performance and achieve a leading position in those markets; and

•
assessing opportunities arising from current economic conditions to launch, acquire or operate additional channels and internet operations in our region in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent.

In the near term, while current difficult economic conditions continue, we will maintain a strong focus on cost control to protect both profitability and liquidity, while ensuring that this does not lead to the erosion of our brands and competitive strength.  Building on the increase in our market share, we are poised to respond swiftly and strongly as soon as growth returns.

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

Index

A summary of our total Net Revenues, EBITDA and EBITDA margin showing the relative contribution of each segment, is as follows:

SEGMENT FINANCIAL INFORMATION For the Three Months Ended June 30, (US$ 000's)
	2009	(1)	2008	(1)
Net Revenues
Bulgaria (PRO.BG, RING.BG) (2)	$881	-%	$-	-%
Croatia (NOVA TV)	14,126	8%	18,094	6%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	71,551	38%	112,570	37%
Romania (3)	48,845	26%	79,842	26%
Slovak Republic (TV MARKIZA)	28,229	15%	37,097	12%
Slovenia (POP TV, KANAL A)	19,335	10%	26,210	9%
Ukraine (STUDIO 1+1, KINO) (4)	3,218	2%	30,996	10%
Total Net Revenues	$186,185	100%	$304,809	100%
Represented by:
Broadcast operations	183,766	99%	302,029	99%
Non-broadcast operations	2,419	1%	2,780	1%
Total Net Revenues	$186,185	100%	$304,809	100%

EBITDA
Bulgaria (PRO.BG, RING.BG) (2)	$(10,626)	(25)%	$-	-%
Croatia (NOVA TV)	2,303	5%	1,683	1%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	38,541	92%	71,204	53%
Romania (3)	15,411	36%	38,293	29%
Slovak Republic (TV MARKIZA)	5,655	13%	13,974	11%
Slovenia (POP TV and KANAL A)	7,275	17%	10,866	8%
Ukraine (STUDIO 1+1, KINO) (4)	(16,086)	(38)%	(2,431)	(2)%
	$42,473	100%	$133,589	100%
Corporate	(12,808)		(13,493)
Consolidated EBITDA	$29,665		$120,096
Represented by:
Broadcast operations	$43,623	147%	$135,481	113%
Non-broadcast operations	(1,150)	(4)%	(1,892)	(2)%
Corporate	(12,808)	(43)%	(13,493)	(11)%
Consolidated EBITDA	$29,665	100%	$120,096	100%

EBITDA Margin (5)	16%		39%
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

(5) We define EBITDA margin as the ratio of EBITDA to Net Revenues.

Index

SEGMENT FINANCIAL INFORMATION For the Six Months Ended June 30, (US$ 000's)
	2009	(1)	2008	(1)
Net Revenues
Bulgaria (PRO.BG, RING.BG) (2)	$1,477	-%	$-	-%
Croatia (NOVA TV)	24,329	7%	29,628	6%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	127,678	39%	198,128	38%
Romania (3)	84,534	26%	137,838	26%
Slovak Republic (TV MARKIZA)	48,800	15%	63,331	12%
Slovenia (POP TV, KANAL A)	32,469	10%	44,161	8%
Ukraine (STUDIO 1+1, KINO) (4)	8,119	3%	54,746	10%
Total Net Revenues	$327,406	100%	$527,832	100%
Represented by:
Broadcast operations	323,199	99%	523,079	99%
Non-broadcast operations	4,207	1%	4,753	1%
Total Net Revenues	$327,406	100%	$527,832	100%

EBITDA
Bulgaria (PRO.BG, RING.BG) (2)	$(17,356)	(28)%	$-	0%
Croatia (NOVA TV)	2,260	4%	(1,047)	(1)%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	63,434	102%	115,049	55%
Romania (3)	22,558	36%	61,669	30%
Slovak Republic (TV MARKIZA)	9,383	15%	23,111	11%
Slovenia (POP TV and KANAL A)	10,285	17%	15,206	7%
Ukraine (STUDIO 1+1, KINO) (4)	(28,366)	(46)%	(5,125)	(2)%
	$62,198	100%	$208,863	100%
Corporate	(17,067)		(23,299)
Consolidated EBITDA	$45,131		$185,564
Represented by:
Broadcast operations	$65,234	139%	212,233	117%
Non-broadcast operations	(3,036)	(11)%	(3,370)	(2)%
Corporate	(17,067)	(28)%	(23,299)	(15)%
Consolidated EBITDA	$45,131	100%	$185,564	100%

EBITDA Margin (5)	14%		35%
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

Index

Historically it has been our experience that the EBITDA we generate in each of our segments, which correspond to the countries in which we operate, is the result of the interaction of a number of different factors. While the relative significance of these factors fluctuates both from segment to segment and period to period, we believe that the critical factors involved, which we discuss below, remain constant.

Macro Economic Environment. Over the last ten years the markets in which we operate have generally experienced a much higher rate of economic growth than Western markets as they have established free market economies, instituted parliamentary democracies and attracted foreign investment funding.  This has tended to generate growth in the domestic advertising markets of these countries as new entrants demand advertising time for new products and incumbent advertisers seek to protect their market share.

Local Advertising Markets. We have observed over many years a strong positive correlation between the macro economic performance of the emerging markets in which we operate and the size of the television advertising market, which is measured in constant currency unless otherwise stated. In addition to the underlying macro economic performance of each country in which we operate, demand for advertising, and therefore the overall size of the market, can fluctuate for many other reasons. These reasons could include, but are not limited to,  structural changes to the economy, such as accession to the European Union, the development of new technologies, significant new entrants requiring large amounts of advertising or the impact of new legislation.

Audience Ratings and Share. When describing our performance we refer to “audience share”, which represents the share attracted by a channel as a proportion of the total audience watching television, and “ratings”, which represents the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information is measured in each market by international measurement agencies using peoplemeters, which quantify audiences for different demographics and sub geographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers. For each of our segments we show all day and prime time audience share and program ratings information for our channels and our major competitors, based on our channels’ target demographics. In common with all broadcasters, our audience share can fluctuate for many reasons, including the popularity of our own programming, the strength of our competitors’ programming, unseasonal weather or national and international sporting, cultural or political events.

Monetization of audience share. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television and radio advertising revenue net of rebates is referred to as “spot revenues,” which primarily comprise sales of commercial gross rating points (“GRPs”), which is a measure of the number of people watching when the advertisement is aired. The audience share we can generate in each country determines the number of GRPs each of our operations has to sell, although the relationship between audience share and revenue is frequently non-linear in nature and the amount of revenue we earn is the result of the interrelation between the volume of GRPs we are able to generate, the proportion of those GRPs we can sell to advertisers and the price at which we can sell them. In any period, we attempt to maximize revenue by optimizing pricing and resulting sell-out rates, including price increases or decreases depending on market conditions, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedule. In most of our segments, our ability to provide advertisers with a package of related services across a number of channels and audience demographics, combined with the absolute level of that audience share which has generally been market-leading, has enabled us to enjoy a share of the advertising market, and therefore segment net revenues, disproportionately in excess of our audience share.

Index

Generally we will contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point”). Much more rarely we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers.  The price per GRP package varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requirements for special positioning of the advertisement, the demographic group that the advertisement is targeting (in a multi-channel environment), and other factors. Our larger advertising customers generally enter into annual contracts which usually run from April to March and set the pricing for a committed volume of GRPs, although this has not been our experience in 2009. Generally, demand for broadcast advertising is highest in the fourth quarter of the year in the run-up to Christmas and lowest in the third quarter of the year during the summer holiday period.

“Non-spot revenues” refers to all other revenues, including those from sponsorship, game shows, program sales, short message service (“SMS”) messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Net Revenues

Protection of EBITDA margin. Ultimately, the amount of EBITDA we generate in each segment is determined by how efficiently we manage the relationship between revenues and costs. Programming costs, which includes the cost of producing program content, typically represent the largest single component of our cost base in each of our operations and have historically increased each year as we, and our competitors, seek to gain or protect market share. We invest in programming where we believe we are able to gain audience share and ultimately increase our revenues, but only where we believe it is cost effective. The extent to which we are able to control major cost components without harming our market share will govern the ultimate level of EBITDA we earn.

A) BULGARIA

Macro economic environment and local advertising markets

We estimate that the net television advertising market in Bulgaria was approximately US$ 175 to US$ 185 million in 2008. We estimate that the television advertising market declined by 21% in the first half of 2009 compared to the same period in 2008.  Economic projections for Bulgaria in 2009 are poor, resulting in uncertainty among advertisers.  As a result we are closing sales contracts for 2009 more slowly than we anticipated and cannot accurately predict future market development.  However, we currently expect the television advertising market to decline by between 25% and 30% in 2009. If market conditions continue to worsen, a larger decline in the total advertising market could occur.

Audience Share and Ratings

For sales purposes, PRO.BG’s target audience demographic is 18-49 Urban. All audience data shown below is based on the target demographic of PRO.BG.

For the six months ended June 30, 2009
All day audience share	2.1%
All day ratings	0.3%
Prime time audience share	2.2%
Prime time ratings	0.6%

We acquired our Bulgaria operations on August 1, 2008.  We hold an indirect 80.0% voting and economic interest in each of PRO.BG, a start-up national terrestrial channel, and RING.BG, a cable sports channel. PRO.BG was originally launched as TV2 in November 2007.  RING TV was relaunched as RING.BG on June 19, 2009 and TV2 was relaunched as PRO.BG on July 4, 2009.  Our radio operations, formerly Radio Mila, was relaunched as PRO FM on June 8, 2009.

Index

Since acquiring our Bulgaria operations, we have continued to focus on establishing the necessary infrastructure and resources for the development of the operations, drawing on support from Romania and other markets while we build the new local management team. We continue to enhance our management team and have delivered our first in-house production, ‘Wife Swap’, which aired during the second quarter.  Other in-house and co-productions are in development to be aired later this year, including the second season of ‘Wife Swap’ and new access and prime time shows.  We have consolidated our operations to one location, which has three fully operational studios.

Our major competitors are the privately owned broadcasters bTV and NOVA TV and the public broadcaster BNT. In the six months ended June 30, 2009, bTV had an all day audience share of 32.8%, NOVA TV had an all day audience share of 23.8% and BNT had an all day audience share of 8.9%.  In terms of its audience share, PRO.BG currently is comparable to the larger cable or satellite channels in the Bulgarian market, including DIEMA + and DIEMA 2, with all day audience shares for the six months ended June 30, 2009 of 2.8% and 1,1%, respectively and FOX LIFE with 2.6%.

Prime time audience share for the six months ended June 30, 2009 was 37.4% for bTV, 27.0% for NOVA TV and 10.0% for BNT, respectively.  Prime time audience shares for the six months ended June 30, 2009 for DIEMA +, DIEMA 2 and FOX LIFE were 2.4%, 0.6% and 1.2%, respectively.

Monetization of audience share

	BULGARIA FINANICIAL INFORMATION
	For the three months ended June 30, 2009 (US$ 000’s)	For the six months ended June 30, 2009 (US$ 000’s)
Spot revenues	$447	$666
Non-spot revenues	434	811
Net Revenues	$881	$1,477

Represented by:
Broadcast operations	$881	$1,477
Non-broadcast operations	-	-
Net Revenues	$881	$1,477

Spot revenues for the three months ended June 30, 2009 were more than double those of the three months ended March 31, 2009, reflecting both seasonality and improved market awareness of our channels.  However, they remain low in absolute terms.

Net Revenues for the six months ended June 30, 2009 were US$ 1.5 million.  Spot revenues were US$ 0.7 million.  Non-spot revenues were US$ 0.8 million, primarily from cable revenues.

Index

EBITDA Performance and protection of EBITDA margin

	BULGARIA FINANICIAL INFORMATION
	For the three months ended June 30, 2009 (US$ 000’s)	For the six months ended June 30, 2009 (US$ 000’s)

EBITDA	$(10,626)	$(17,356)

Represented by:
Broadcast operations	$(10,500)	$(17,170)
Non-broadcast operations	(126)	(186)
EBITDA	$(10,626)	$(17,356)

EBITDA Margin	Nm(1)	Nm(1)

(1)	Number is not meaningful

EBITDA losses for the three months ended June 30, 2009 were US$ 10.6 million. We incurred programming costs of US$ 8.3 million as we purchased high quality programming ahead of the relaunch, other operating costs of US$ 1.7 million and selling, general and administrative costs of US$ 1.5 million.

(B) CROATIA

Macro economic environment and local advertising markets

We estimate that the television advertising market in Croatia experienced no growth between 2007 and 2008, with the growth in demand during the first three quarters being offset by a reduction in demand from international advertisers in the fourth quarter.  We estimate that the television advertising market declined by 16% in the first half of 2009 compared to the same period in 2008.  Economic projections for Croatia in 2009 are poor and there is no consensus as to when a recovery will take place. Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect television advertising market to decline by between 12% and 18% in 2009. If market conditions continue to worsen a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the Croatian kuna, the functional currency of our Croatia operations, varies considerably from period to period. The average exchange rates of the dollar to the Croatian kuna in the three and six months ended June 30, 2009 appreciated by 16% and 17%, respectively, compared to the same periods in 2008.

Audience Share and Ratings

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data is shown on this basis.

	For the Six Months Ended June 30,
	2009	2008	Movement
All day audience share	22.7%	23.0%	(0.3)%
All day ratings	3.9%	3.6%	0.3%
Prime time audience share	26.4%	26.5%	(0.1)%
Prime time ratings	10%	9.7%	0.3%

The prime time audience share of NOVA TV (Croatia) was only slightly lower than in the same period of 2008 despite the implementation of a low cost programming schedule and the impact of the Croatian national team reaching the final of the World Handball Championships in 2009, which was broadcast by a competitor channel.

Index

The second season of the reality show ‘The Farm’ was launched in March and underpinned our audience share in the first half of 2009, achieving an average audience share of almost 36%.  Our main evening news increased its audience share in the second quarter to more than 33% from 27% in the same period in 2008, providing an anchor for the rest of our prime time schedule.

The number of daily unique users to our internet sites continues to increase, up by 45% in the second quarter compared to the same period in 2008.

Our major competitors are the privately owned broadcaster RTL, with an all day audience share for the six months ended June 30, 2009 of 26.5%, and two channels of the public broadcaster, HTV1 and HTV2, with all day audience shares of 24.3% and 13.1%, respectively.

In the six months ended June 30, 2009 NOVA TV (Croatia) remained the second highest ranked channel despite a decrease in its prime time audience share from 26.5% in the six months ended June 30, 2008 to 26.4% in the six months ended June 30, 2009. The prime time audience share for RTL increased from 26.2% to 28.2% over the same period, in part due to its broadcasting of the World Handball Championship. The prime time audience shares of HTV1 increased from 21.9% to 22.0% and HTV2 decreased from 17.4% to 13.9%.

Prime time ratings for the Croatia market increased from 36.5% to 38.0% for the comparable six month period.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$12,079	$15,051	(19.7)%	(6.8)%
Non-spot revenues	2,047	3,043	(32.7)%	(21.9)%
Net Revenues	$14,126	$18,094	(21.9)%	(9.4)%

Represented by
Broadcast operations	$13,972	$17,909	(22.0%)	(9.4)%
Non-broadcast operations	154	185	(16.8)%	(3.4)%
Net Revenues	$14,126	$18,094	(21.9)%	(9.4)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$20,292	$24,713	(17.9)%	(3.7)%
Non-spot revenues	4,037	4,915	(17.9)%	(3.6)%
Net Revenues	$24,329	$29,628	(17.9)%	(3.7)%

Represented by
Broadcast operations	$24,052	$29,314	(18.0)%	(3.7)%
Non-broadcast operations	277	314	(11.8)%	(3.6)%

Net Revenues	$24,329	$29,628	(17.9)%	(3.7)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Spot revenues for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008, primarily as a result of the strengthening of the dollar against the Croatian Kuna, the currency in which our sales are denominated.

In constant currency, we experienced a decrease in spot revenues primarily due to lower pricing in response to weaker demand from advertisers, which more than offset an increase in the volume of GRPs sold.

Non-spot revenues decreased in constant currency in the three and six months ended June 30, 2009 compared to the same period in 2008, primarily as a result of lower game show and SMS revenues following changes to our schedule. Although we experienced signs of increased demand for advertising in the retail, pharmaceuticals, and food sectors, the drinks and financial sectors remain in decline.

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$2,303	$1,683	36.8%	57.9%

Represented by
Broadcast operations	$2,551	$2,158	18.2%	36.9%
Non-broadcast operations	(248)	(475)	47.8%	38.6%
EBITDA	$2,303	$1,683	36.8%	57.9%

EBITDA Margin	16%	9%	7%	7%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$2,260	$(1,047)	Nm(3)	Nm(3)%

Represented by
Broadcast operations	$2,779	$(430)	Nm(3)	Nm(3)
Non-broadcast operations	(519)	(617)	15.9%	0.9%
EBITDA	$2,260	$(1,047)	Nm(3)	Nm(3)

EBITDA Margin	9%	(4)%	13%	13%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful

Index

Despite the decreases in revenues described above, our Croatia operations significantly increased EBITDA during the three and six months ended June 30, 2009 and reported positive EBITDA for both the three and six months ended June 30, 2009.

Our Croatia operations’ EBITDA performance is primarily a result of a decline in revenues which outweighed cost decreases resulting from:
•
decreases in the cost of programming of 21% and 22% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, following a cost optimization program reflecting savings in both foreign and local program syndication,  partially offset by costs relating to the production of ‘In Magazin’, a locally produced daily magazine show;

•
decreases in other operating costs of 6% and 3% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower broadcast operating expenses, partially offset by higher staff-related costs due to higher headcount; and

•
decreases in selling, general and administrative expenses of 7% and 3% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower marketing expenses.

(C) CZECH REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market in the Czech Republic grew by approximately 7% to 9% in 2008, although it declined noticeably in December of that year.  We estimate that the television advertising market declined by 22% in the first half of 2009 compared to the same period in 2008.  Economic projections for the Czech Republic for 2009 show substantial decline in GDP and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the television advertising market to decline by between 20% and 25% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the Czech koruna, the functional currency of our Czech Republic operations, varies considerably from period to period. The average exchange rates of the dollar to the Czech koruna in the three and six months ended June 30, 2009 appreciated by 22% and 24%, respectively compared to the same periods in 2008.

Audience share and ratings

For advertising sales purposes, the TV NOVA (Czech Republic) and NOVA CINEMA target audience is the 15-54 demographic and all audience data is shown on this basis.

	For the Six Months Ended June 30,
	2009(1)	2008	Movement
All day audience share	43.7%	42.1%	1.6%
All day ratings	5.0%	4.8%	0.2%
Prime time audience share	48.1%	46.1%	2.0%
Prime time ratings	14.3%	13.9%	0.4%
(1) NOVA CINEMA began broadcasting in DVB-T from December 15, 2008.

Index

Our Czech Republic operations maintained their clear leadership position in the market with an average prime time share in their target group of 48.1% for the six months ended June 30, 2009.  This was achieved despite the introduction of a more cost efficient spring schedule. In addition to our already successful series ‘Ulice’ and ‘Ordinace’, this schedule included a new season of the Czech sitcom ’Comeback’, reality show ‘Wifeswap’ and a new make-over reality show, ’Second Chance’. NOVA CINEMA increased its coverage in its 4+ target group to 61% from 46% since it began broadcasting in Digital Video Broadcasting - Terrestrial (“DVB-T”) on December 15, 2008 and we started to monetize its ratings in the six months ended June 30, 2009.  Prima, our leading commercial competitor, launched a digital second channel, ’Cool‘, in April 2009 with a target audience of male 20-40, however we have not experienced a decrease in our audience share since its launch.

The number of unique monthly users to our internet sites grew from approximately 2.6 million in the six months ended June 30, 2008 to 7.5 million in the six months ended June 30, 2009, primarily due to the launch of a new news portal tn.cz, the acquisition of Jyxo s.r.o. and Blog, a leading Czech blog site in May 2008, and the successful launch of video-on-demand capability in the fall of 2008.

Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with all day audience shares for the six months ended June 30, 2009 of 16.0% and 5.8%, respectively, and privately owned broadcaster TV Prima, with an all day audience share of 16.4%.

Prime time audience share for CT1 decreased from 18.4% in the six months ended June 30, 2008 to 17.3% in the six months ended June 30, 2009, while the shares of CT2 and TV Prima decreased from 6.3% to 5.1% and from 16.8% to 16.3%, respectively.

Prime time ratings for our Czech Republic operations were 14.3% in the six months ended June 30, 2009 compared to 13.9% in the six months ended June 30, 2008, which included NOVA CINEMA, while total prime time ratings in the Czech Republic declined from 30.1% in 2008 to 29.8% in 2009 for the same period.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	CZECH REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$63,802	$104,070	(38.7)%	(25.1)%
Non-spot revenues	7,749	8,500	(8.8)%	10.7%
Net Revenues	$71,551	$112,570	(36.4)%	(22.4)%

Represented by
Broadcast operations	$70,758	$112,039	(36.8)%	(22.9)%
Non-broadcast operations	793	531	49.3%	81.0%
Net Revenues	$71,551	$112,570	(36.4)%	(22.4)%

Index

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$114,001	$181,673	(37.2)%	(22.2)%
Non-spot revenues	13,677	16,455	(16.9)%	2.7%
Net Revenues	$127,678	$198,128	(35.6)%	(20.1)%

Represented by
Broadcast operations	$126,214	$197,423	(36.1)%	(20.7)%
Non-broadcast operations	1,464	705	107.7%	153.7%
Net Revenues	$127,678	$198,128	(35.6)%	(20.1)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008 in part as a result of the strengthening of the dollar against the Czech Koruna, the currency in which our sales are denominated and in part as a result of decline in the advertising market.

Despite increasing our share of the television advertising market, we experienced a decrease in spot revenues in constant currency, primarily due to lower pricing and lower volume of GRPs sold as a result of the weaker market. The decrease in the number of GRPs sold in off prime time was only partially offset by an increase in the number of GRPs sold in prime time.

Prior to January 2009, NOVA CINEMA generated subscription revenue within non-spot revenues. In January 2009, NOVA CINEMA began broadcasting in DVB-T and now generates revenue from the sale of advertising.

Non-spot revenues decreased in constant currency in the three and six months ended June 30, 2009 compared to the same period in 2008 primarily due to the absence of subscription revenues generated from NOVA CINEMA and lower barter revenues. This decrease was partially offset by higher sponsorship revenues following the creation of a dedicated sponsorship sales team in 2009 and increased revenues generated from teleshopping.

Index

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	CZECH REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$38,541	$71,204	(45.9)%	(33.9)%

Represented by
Broadcast operations	$39,226	$72,056	(45.6)%	(33.5)%
Non-broadcast operations	(685)	(852)	19.6%	2.2%
EBITDA	$38,541	$71,204	(45.9)%	(33.9)%

EBITDA Margin	54%	63%	(9)%	(9)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$63,434	$115,049	(44.9)%	(31.6)%

Represented by
Broadcast operations	$64,814	$116,294	(44.3)%	(30.8)%
Non-broadcast operations	(1,380)	(1,245)	(10.8)%	(36.6)%
EBITDA	$63,434	$115,049	(44.9)%	(31.6)%

EBITDA Margin	50%	58%	(8)%	(8)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Our Czech Republic operations’ EBITDA performance is primarily a result of a decline in revenues which outweighed a net cost saving resulting from:
•
decreases in the cost of programming of 13% and 11% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, following a cost optimisation program resulting in savings in both foreign and local program syndication and in production costs where formats were reviewed for further optimisation. In addition, our Czech operations launched a cost efficient summer schedule in the last week of June 2009;

•
increases in other operating costs of 14% and 11% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to higher fees paid for digital transmission as a result of broadcasting two of our channels in DVB-T rather than one in the same period in 2008, partially offset by lower staff-related costs; and

•
increases in selling, general and administrative expenses of 27% for the three months ended June 2009 compared with the same period in 2008 primarily due to the successful recovery of a previously recorded provision for doubtful debt in 2008 and a decrease of 1% for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to lower marketing and travel expenses.

The cost savings in programming described above were unable to offset operating and selling, general and administrative cost increases and the decrease in revenues and as a result, our Czech Republic operations experienced a decline in the EBITDA margin for the three and six months ended June 30, 2009, compared to the same periods in 2008.

(D) ROMANIA

Macro economic environment and local advertising markets

We estimate that the television advertising market grew by approximately 27% to 29% in 2008. However, there was a marked slowdown in the market towards the end of 2008 and we estimate that market declined by 28% in the first half of 2009 compared to the same period in 2008.

Economic projections for Romania are negative and continue to worsen.  Due to the resulting uncertainty among advertisers, the progress of sales contract negotiation in the first half of 2009 has been slower than usual and consequently we cannot predict future market development accurately. However, we currently expect the television advertising market to decline between 25% and 35% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the New Romanian lei, the functional currency of our Romania operations, varies considerably from period to period. The average exchange rates of the dollar to the New Romanian lei in the three and six months ended June 30, 2009 appreciated by 31% and 32%, respectively compared to the same periods in 2008.

Audience Share and Ratings

For advertising sales purposes, our Romanian channels have different target audience demographics: PRO TV - 18-49 urban; ACASA - 15-49 female urban; PRO CINEMA - 18-49 urban; SPORT.RO - 18-49 male urban; and MTV ROMANIA - 15-34 urban. All audience data shown below is combined for all five channels and based on the target demographic of PRO TV.

	For the Six Months Ended June 30, 2009
	2009	2008	Movement
All day audience share	27.3%	29.1%	(1.8)%
All day ratings	4.6%	4.6%	-
Prime time audience share	33.3%	32.8%	0.5%
Prime time ratings	11.5%	11.2%	0.3%

Our Romania operations enjoyed another successful quarter, maintaining an increase in prime time audience share despite the implementation of a low cost programming schedule.  Local programming continued to perform strongly, with ‘Regina’, the spin-off from the successful ‘Gypsy Heart’ series, delivering an audience share of 23.2% in June 2009.

Index

Our internet operations continued to develop strongly, reaching 381,000 average daily unique users by the end of June 2009, a year-on-year growth of 58%.

Our main competitors are the privately owned broadcasters Antena 1, which had an all day audience share for the six months ended June 30, 2009 of 11.7%, Prima TV and Kanal D, which had all day audience shares of 5.7% and 5.2%, respectively.

Prime time audience share for Antena 1 increased from 10.9% in the six months ended June 30, 2008 to 12.6% in the six months ended June 30, 2009, while the prime time audience shares of Prima TV and Kanal D increased from 6.1% to 7.6% and from 5.1% to 5.3%, respectively.

Prime time ratings for PRO TV were 6.7% in the six months ended June 30, 2008 compared to 6.8% in the six months ended June 30, 2009 while total prime time ratings for the Romania market increased from 34.4% in the six months ended June 30, 2008 to 34.6% in the six months ended June 30, 2009.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$43,015	$73,863	(41.8)%	(23.8)%
Non-spot revenues	5,830	5,979	(2.5)%	27.3%
Net Revenues	$48,845	$79,842	(38.8)%	(19.9)%

Represented by
Broadcast operations	$48,581	$79,229	(38.7)%	(19.8)%
Non-broadcast operations	264	613	(56.9)%	(43.8)%
Net Revenues	$48,845	$79,842	(38.8)%	(19.9)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$73,526	$126,895	(42.1)%	(23.7)%
Non-spot revenues	11,008	10,943	0.6%	32.4%
Net Revenues	$84,534	$137,838	(38.7)%	(19.2)%

Represented by
Broadcast operations	$84,139	$137,028	(38.6)%	(19.1)%
Non-broadcast operations	395	810	(51.2)%	(35.9)%
Net Revenues	$84,534	$137,838	(38.7)%	(19.2)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Spot revenues for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008 both as a result of the strengthening of the dollar against the New Romanian Lei, the currency in which our sales are denominated, and a decline in the advertising market.

In constant currency, we experienced a decrease in spot revenues primarily due to a decrease in the volume of GRPs sold, particularly in the first quarter of 2009, and lower pricing, particularly in the second quarter.

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$15,411	$38,293	(59.8)%	(47.4)%

Represented by
Broadcast operations	$15,739	$38,185	(58.8)%	(46.1)%
Non-broadcast operations	(328)	108	Nm(3)	Nm(3)
EBITDA	$15,411	$38,293	(59.8)%	(47.4)%

EBITDA Margin	32%	48%	(16)%	(16)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$22,558	$61,669	(63.4)%	(51.8)%

Represented by
Broadcast operations	$23,264	$61,749	(62.3)%	(50.4)%
Non-broadcast operations	(706)	(80)	Nm(3)	Nm(3)
EBITDA	$22,558	$61,669	(63.4)%	(51.8)%

EBITDA Margin	27%	45%	(18)%	(18)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful

Index

Our Romania operations’ EBITDA performance is primarily a result of a decline in revenue and an increase in costs resulting from:
•
increases in the cost of programming of 7% and 9% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, reflecting the higher cost of foreign acquired programming and an increase in acquired sport events, such as the new season of the UEFA Champions League. The acquisition of Radio Pro on April 17, 2008 also contributed to the increase;

•	decreases in other operating costs of 8% and 3% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower staff-related costs; and
•
increases in selling, general and administrative expenses of 23% and 14% for the three and six months ended June 2009, respectively, compared with the same period in 2008, primarily due to increases in costs associated with new premises occupied in October 2008.

Total costs charged in arriving at EBITDA increased 5% and 7% for the three and six months ended June 30, 2009, compared to the same periods in 2008. As a result of cost increases and a decline in revenues, our Romania operations experienced a significant decline in the EBITDA margin for the three and six months ended June 30, 2009 compared to the same periods in 2008.

(E) SLOVAK REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by 24% in the first half of 2009 compared to the same period in 2008 due to general economic conditions, augmented by the impact on the Slovak Republic of the dispute between Russia and Ukraine over gas supplies in the first quarter.  Economic projections for the Slovak Republic in 2009 are poor and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we expect the television advertising market to decline by between 20% and 25% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

With effect from January 1, 2009 the amount of total broadcast time devoted to advertising on public-owned stations was reduced to 2.5% from 3% and in connection with this we are required to pay 2.0% of the revenues of our Slovak Republic operations revenues to a new Audiovisual Fund. This increased our cost base by approximately US$ 1.0 million compared to 2008.

The Slovak Republic adopted the Euro on January 1, 2009, and as a result the functional currency of our Slovak Republic operations changed from the Slovak Koruna (“SKK”) on that date.

The exchange rate between the dollar and the Euro varies considerably from period to period. The average exchange rates of the dollar to the Euro in the three and six months ended June 30, 2009 appreciated by 14% and 15%, respectively compared to the same periods in 2008. We calculated the comparative 2008 like-for-like data by translating the actual SKK revenues and costs of our Slovak Republic operations into Euros using the average exchange rates applicable during 2008. We then converted these implied Euro values into dollars using the current period average exchange rates in order to arrive at a like-for-like comparative.

Index

Audience Share and Ratings

For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and all audience data shown below is on this basis.

	For the Six Months Ended June 30,
	2009	2008	Movement
All day audience share	31.4%	35.9%	(4.5)%
All day ratings	4.2%	4.7%	(0.5)%
Prime time audience share	32.8%	37.6%	(4.8)%
Prime time ratings	11.4%	12.6%	(1.2)%

TV MARKIZA’s prime time audience share declined to 32.8% in the six months ended June 30, 2009 from 37.6% in the same period of 2008.  This reflects both our decision to remove high-cost local productions from the program schedule to reduce costs and continued strong performance from TV JOJ.

Our principal competitor is the main channel operated by a privately owned company, TV JOJ, with an all day audience share of 19.6% in the six months ended June 30, 2009.  The all day audience share of STV1, the only significant public broadcaster, was 15.2% in the six months ended June 30, 2009.

Prime time audience share for STV1 decreased from 18.0% in the six months ended June 30, 2008 to 17.3% in the six months ended June 30, 2009, while prime time share for TV JOJ increased from 18.5% to 22.1%.  Prime time ratings for TV MARKIZA were 11.4% in the six months ended June 30, 2009 compared to 12.6% in the six months ended June 30, 2008. Total prime time ratings for the market increased from 33.5% in the six months ended June 30, 2008 to 34.7% in the six months ended June 30, 2009, partially due to the addition of JOJ Plus, a new channel that was launched in October 2008.

In June, we announced the launch of DOMA, a new channel in the Slovak Republic focused toward a younger female audience. We intend to launch DOMA at the beginning of the fall broadcasting season in 2009.

We saw an increase of approximately 68.4% in the number of daily unique users to our websites during six months of 2009 compared to the same period of 2008, reflecting the continued success of our news website.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$25,635	$33,723	(24.0)%	(16.5)%
Non-spot revenues	2,594	3,374	(23.1)%	(15.5)%
Net Revenues	$28,229	$37,097	(23.9)%	(16.4)%

Represented by
Broadcast operations	$27,981	$36,993	(24.4)%	(16.9)%
Non-broadcast operations	248	104	138.5%	162.9%
Net Revenues	$28,229	$37,097	(23.9)%	(16.4)%

Index

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$44,805	$58,202	(23.0)%	(16.7)%
Non-spot revenues	3,995	5,129	(22.1)%	(15.1)%
Net Revenues	$48,800	$63,331	(22.9)%	(16.5)%

Represented by
Broadcast operations	$48,444	$63,206	(23.4)%	(17.0)%
Non-broadcast operations	356	125	187.8%	210.5%
Net Revenues	$48,800	$63,331	(22.9)%	(16.5)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008 in part as a result of the strengthening of the dollar against the Euro, the currency in which our sales are denominated and in part due to the worsening economy.

In constant currency, we experienced a decrease in spot revenues primarily due to a lower volume of GRPs sold as our ratings declined and a decrease in our pricing to remain competitive in the declining television advertising market. Although we experienced signs of increased demand for advertising in the automotive, pharmaceuticals, and telecommunications sectors, the fast moving consumer goods (“FMCG”) and financial sectors remain in decline.

Non-spot revenues decreased primarily due to lower sponsorship revenues in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

Index

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$5,655	$13,974	(59.5)%	(55.6)%

Represented by
Broadcast operations	$5,825	$14,200	(59.0)%	(55.0)%
Non-broadcast operations	(170)	(226)	24.8%	(17.8)%
EBITDA	$5,655	$13,974	(59.5)%	(55.6)%

EBITDA Margin	20%	38%	(18)%	(18)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$9,383	$23,111	(59.4)%	(55.7)%

Represented by
Broadcast operations	$9,795	$23,580	(58.5)%	(54.7)%
Non-broadcast operations	(412)	(469)	12.2%	5.8%
EBITDA	$9,383	$23,111	(59.4)%	(55.7)%

EBITDA Margin	19%	36%	(17)%	(17)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Slovak Republic operations’ EBITDA performance is primarily a result of declining revenues and an increase in costs resulting from:
•
increases in the cost of programming of 9% and 5% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, reflecting the higher cost of foreign acquired programming and the additional programming costs relating to the launch of DOMA;

•
decreases in other operating costs of 8% for the three months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower staff-related costs. The initial redundancy-related costs are reflected in the first quarter of 2009 and contribute to the flat year–on-year movement for the six months ended June 30, 2009; and

•
increases in selling, general and administrative expenses of 25% and 19% for the three and six months ended June 2009, respectively, compared with the same periods in 2008, reflecting payments made to the Audiovisual Fund.

Index

Total costs charged in arriving at EBITDA increased by 7% and 6% for the three and six months ended June 30, 2009 compared to the same periods in 2008. As a result, our Slovak Republic operations experienced a significant decline in the EBITDA margin for the three and six months ended June 30, 2009 compared to the same periods in 2008.

(F) SLOVENIA

Macro economic environment and local advertising markets

We estimate that the television market declined by 18% in the first half of 2009 compared to the same period in 2008.  Economic projections for Slovenia in 2009 are poor and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we currently expect the television advertising market to decline by between 15% and 20% in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

The exchange rate between the dollar and the Euro, the functional currency of our Slovenia operations, varies considerably from period to period. The average exchange rates of the dollar to the Euro in the three and six months ended June 30, 2009 appreciated by 14% and 15%, respectively compared to the same periods in 2008.

Audience Share and Ratings

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown is on this basis and combined for both channels.

	For the Six Months Ended June 30,
	2009	2008	Movement
All day audience share	37.6%	39.4%	(1.8)%
All day ratings	3.5%	4.0%	(0.5)%
Prime time audience share	45.9%	46.2%	(0.3)%
Prime time ratings	11.1%	11.9%	(0.8)%

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for the six months ended June 30, 2009 of 15.0% and 8.1%, respectively, and privately owned broadcaster TV3, with an all day audience share of 7.5%.

Prime time audience share for TV3 increased from 6.6% in the six months ended June 30, 2008 to 7.0% in the six months ended June 30, 2009.  The prime time audience shares of SLO 1 and SLO 2 decreased from 19.2% to 18.6% and from 6.5% to 6.2%, respectively.

The combined prime time ratings for POP TV and KANAL A were 11.1% in the six months ended June 30, 2009 compared to 11.9% in the six months ended June 30, 2008.  Total prime time ratings for the market decreased from 25.7% in the six months ended June 30, 2008 to 24.2% in the six months ended June 30, 2009.

During the first half of 2009, our Slovenia operations experienced a slight decrease in prime time audience share, partially due to the withdrawal of ‘Big Brother’ and ‘Deal or No Deal’ in order to reduce costs. We were able to mitigate the effects of the absence of ‘Big Brother’ and ‘Deal or No Deal’ with the continued popularity of our innovative local programming, with ‘Can U Dig It?!’ and ‘Neighbours’ each delivering strong average prime time audience shares of 38% and 41%, respectively.

Index

Our internet sites saw a 37.8% increase in unique daily users in the six months ended June 30, 2009 compared to the six months of 2008. Of this increase, 12.1% originated from our 24ur.com website and the remaining increase was as a result of our niche microsites (vizita.si, poptv.si), launched in 2008.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$17,440	$22,511	(22.5)%	(11.6)%
Non-spot revenues	1,895	3,699	(48.8)%	(41.6)%
Net Revenues	$19,335	$26,210	(26.2)%	(15.8)%

Represented by
Broadcast operations	$18,410	$24,912	(26.1)%	(15.7)%
Non-broadcast operations	925	1,298	(28.7)%	(18.7)%
Net Revenues	$19,335	$26,210	(26.2)%	(15.8)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$29,085	$37,818	(23.1)%	(11.5)%
Non-spot revenues	3,384	6,343	(46.6)%	(38.5)%
Net Revenues	$32,469	$44,161	(26.5)%	(15.3)%

Represented by
Broadcast operations	$30,820	$41,411	(25.6)%	(14.3)%
Non-broadcast operations	1,649	2,750	(40.0)%	(30.7)%
Net Revenues	$32,469	$44,161	(26.5)%	(15.3)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008, both as a result of the strengthening of the dollar against the Euro, the currency in which our sales are denominated and as a result of the decline in the advertising market.

In constant currency, we experienced a decrease in spot revenues primarily due to decreased spending from existing customers and lower pricing for the six months ended June 30, 2009. Although we were able to maintain our pricing for the three months ended June 30, 2009, our spot revenues decreased during this period due to a lower volume of GRPs sold.

Index

Non-spot revenues decreased primarily due to lower sponsorship and lower telephone voting revenues in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due to changes in our schedule.

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$7,275	$10,866	(33.0)%	(23.4)%

Represented by
Broadcast operations	$6,831	$11,123	(38.6)%	(29.8)%
Non-broadcast operations	444	(257)	272.8%	294.1%
EBITDA	$7,275	$10,866	(33.0)%	(23.4)%

EBITDA Margin	38%	41%	(3)%	(3)%

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$10,285	$15,206	(32.4)%	(22.0)%

Represented by
Broadcast operations	$9,758	$15,775	(38.1)%	(28.7)%
Non-broadcast operations	527	(569)	192.6%	203.9%
EBITDA	$10,285	$15,206	(32.4)%	(22.0)%

EBITDA Margin	32%	34%	(2)%	(2)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Slovenia operations’ EBITDA performance is primarily as a result of a decline in revenues which outweighed a decrease in costs resulting from:
•
decreases in the cost of programming of 12% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, reflecting a reduction in the proportion of locally produced programming in the programming schedule;

•
decreases in other operating costs of 7% and 4% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower staff-related costs. The initial redundancy-related costs are reflected in the first quarter of 2009 and contribute to the flat year-on-year movement for the six months ended June 30, 2009; and

Index

•
decreases in selling, general and administrative expenses of 11% and 27% for the three and six months ended June 2009, respectively, compared with the same periods in 2008, primarily due to lower marketing and travel expenses.

Total costs charged in arriving at EBITDA decreased 11% and 12% for the three and six months ended June 30, 2009 compared to the same periods in 2008. As a result, our Slovenia operations experienced a slight decline in the EBITDA margin for the three and six months ended June 30, 2009, compared to the same periods in 2008.

(G) UKRAINE

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by 46% in the first half of 2009.

Economic projections for Ukraine in 2009 remain extremely negative. We expect the television advertising market to decline by between 30% and 40% during 2009 due to a combination of the continued worsening of economic conditions and significant price reductions by a majority of leading market participants. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

Presidential elections are scheduled for January 19, 2010, and we expect campaigning will begin in the Fall of 2009.

The exchange rate between the dollar and the Ukrainian hryvna, the functional currency of our Ukraine operations since January 1, 2009, varies considerably from period to period. The average exchange rates of the dollar to the Ukrainian hyrvna in the three and six months ended June 30, 2009 appreciated by 62% and 63%, respectively compared to the same periods in 2008. The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. As a result, we do not apply the current period average exchange rates to the prior period revenues and costs.

Audience Share and Ratings

For advertising sales purposes, STUDIO 1+1’s target audience is the 18-54 demographic and all audience data is shown below on this basis.

	For the Six Months Ended June 30, 2009
	2009	2008	Movement
All day audience share	10.1%	12.3%	(2.2)%
All day ratings	1.4%	1.6%	(0.2)%
Prime time audience share	12.8%	13.2%	(0.4)%
Prime time ratings	4.4%	4.3%	0.1%

Our main competitors include Inter, with an all day audience share for the six months ended June 30, 2009 of 13.7%, Novy Kanal with 10.2%, ICTV with 9.2% and STB with 9.7%, respectively.

Index

Prime time audience share for Inter decreased from 22.7% for the six months ended June 30, 2008 to 15.7% for the six months ended June 30, 2009, while the prime time audience shares of Novy Kanal, ICTV and STB increased from 9.6% to 11.6%, from 8.9% to 9.3% and from 7.8% to 9.6%, respectively.

Prime time ratings for STUDIO 1+1 increased to 4.4% in the six months ended June 30, 2009 from 4.3% in the six months ended June 30, 2008.  Prime time ratings in the Ukraine market increased marginally from 32.8% in the six months ended June 30, 2008 to 33.9% in the six months ended June 30, 2009.

We continue to restructure our operating processes and have reduced headcount and our overall cost base significantly compared to the same period of 2008.  We completed the buyout of our minority partners in KINO during the first quarter and have fully integrated the channel into the operations of STUDIO 1+1.  We established an in-house sales function that has direct responsibility for all sales for our Ukraine operations and we have managed to increase the number of customers in the three months ended June 30, 2009.  We have commenced local productions, and the series ‘Only Love’ is scheduled to be broadcast in our spring 2010 schedule.  Our restructuring initiatives will continue into the second half of the year.

Monetization of audience share

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$2,073	$23,839	(91.3)%	-
Non-spot revenues	1,145	7,157	(84.0)%	-
Net Revenues	$3,218	$30,996	(89.6)%	-

Represented by
Broadcast operations	$3,182	$30,947	(89.7)%	-
Non-broadcast operations	36	49	(26.5)%	-
Net Revenues	$3,218	$30,996	(89.6)%	-

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$4,667	$42,465	(89.0)%	-
Non-spot revenues	3,452	12,281	(71.9)%	-
Net Revenues	$8,119	$54,746	(85.2)%	-

Represented by
Broadcast operations	$8,053	$54,697	(85.3)%	-
Non-broadcast operations	66	49	34.7%	-
Net Revenues	$8,119	$54,746	(85.2)%	-

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.

Index

Our Ukraine operations experienced a significant decrease in net revenues as they continue to face a combination of the significant decline in the television advertising market described above and strong competition from the sales house Inter-Reklama, which controls the majority of inventory in the television market. Furthermore, the strengthening of the dollar against the Ukrainian Hryvna, the currency in which our sales are now denominated, has reduced our revenue in dollars.

Non-spot revenues primarily comprised of sponsorship sales which have broadly declined in line with the decline in advertising market.

EBITDA Performance and protection of EBITDA margin

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(16,086)	$(2,431)	Nm(3)	-

Represented by
Broadcast operations	$(16,049)	$(2,241)	Nm(3)	-
Non-broadcast operations	(37)	(190)	80.5%	-
EBITDA	$(16,086)	$(2,431)	Nm(3)	-

EBITDA Margin	Nm(3)	(8)%	Nm(3)	-

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Six Months Ended June 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(28,366)	$(5,125)	Nm(3)	-

Represented by
Broadcast operations	$(28,006)	$(4,735)	Nm(3)	-
Non-broadcast operations	(360)	(390)	7.7%	-
EBITDA	$(28,366)	$(5,125)	Nm(3)	-

EBITDA Margin	Nm(3)	(9)%	Nm(3)	-

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful

Index

Our Ukraine operations’ EBITDA performance is primarily as a result of a decline in revenues which outweighed the following cost decreases:
•	decreases in the cost of programming of 43% for both the three and six months ended June 30, 2009 compared to the same periods in 2008 due to implementation of a lower cost schedule;
•	decreases in other operating costs of 28% and 26% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in headcount; and
•
decreases in selling, general and administrative expenses of 63% and 40% for the three and six months ended June 2009, respectively, compared with the same periods in 2008, primarily due to lower office overheads.

Total costs charged in arriving at EBITDA decreased 42% and 39% for the three and six months ended June 30, 2009, compared to the same periods in 2008. Despite the large decrease in total costs, our Ukraine operations experienced a significant decline in EBITDA as a result of the weak market conditions.

IV. Analysis of the Results of Consolidated Operations

IV (a) Net Revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

CONSOLIDATED NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$881	$-	-%
Croatia	14,126	18,094	(21.9	) %
Czech Republic	71,551	112,570	(36.4	) %
Romania	48,845	79,842	(38.8	) %
Slovak Republic	28,229	37,097	(23.9	) %
Slovenia	19,335	26,210	(26.2	) %
Ukraine	3,218	30,996	(89.6	) %
Total Net Revenues	$186,185	$304,809	(38.9	) %

Index

Our consolidated net revenues for the three months ended June 30, 2009 decreased by US$ 118.6 million, or  38.9%, compared to the three months ended June 30, 2008, of which 11.5% reflects the impact of movements in foreign exchange rates,. We experienced a particularly large decrease in revenues in Ukraine, where we have recently established an in-house sales function, the market most badly affected by the global economic crisis.

For a more detailed explanation of movements in our revenues, see Section III. “Analysis of Segment Results”.

IV (b) Net Revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

CONSOLIDATED NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$1,477	$-	-%
Croatia	24,329	29,628	(17.9	) %
Czech Republic	127,678	198,128	(35.6	) %
Romania	84,534	137,838	(38.7	) %
Slovak Republic	48,800	63,331	(22.9	) %
Slovenia	32,469	44,161	(26.5	) %
Ukraine	8,119	54,746	(85.2	) %
Total Net Revenues	$327,406	$527,832	(38.0	) %

Our consolidated net revenues for the six months ended June 30, 2009 decreased by US$ 200.4 million, or 38.0%, compared to the six months ended June 30, 2008, of which 12.2% reflects the impact of movements in foreign exchange rates.  We experienced a particularly large decrease in revenues in Ukraine, where we have recently established an in-house sales function, the market most badly affected by the global economic crisis.

For a more detailed explanation of movements in our revenues, see Section III. “Analysis of Segment Results”.

IV (c) Cost of Revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

COST OF REVENUES
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Operating costs	$31,556	$36,759	(14.2	) %
Cost of programming	95,893	116,917	(18.0	) %
Depreciation of station property, plant and equipment	12,841	12,942	(0.8	) %
Amortization of broadcast licenses and other intangibles	4,833	8,194	(41.0	) %
Total Cost of Revenues	$145,123	$174,812	(17.0	) %

Index

Total cost of revenues for the three months ended June 30, 2009 decreased by US$ 29.7 million, or 17%, compared to the three months ended June 30, 2008, of which 14.1% reflects the impact of movements in foreign exchange rates.

For a more detailed explanation of movements in our cost of revenues, see Section III. “Analysis of Segment Results”.

Operating costs:  Total operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended June 30, 2009 decreased by US$ 5.2 million, or 14.2%, compared to the three months ended June 30, 2008, of which 13.6% reflects the impact of movements in foreign exchange rates.

The movement in operating costs for each of our country operations is discussed in Section III, “Analysis of Segment Results”.

Cost of programming:  Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.  Our cost of programming for the three months ended June 30, 2009 and 2008 was as follows:

COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$8,319	$-	-%
Croatia	7,531	11,078	(32.0)%
Czech Republic	19,129	26,967	(29.1)%
Romania	24,727	30,411	(18.7)%
Slovak Republic	15,395	15,498	(0.7)%
Slovenia	7,611	9,838	(22.6)%
Ukraine	13,181	23,125	(43.0)%
Total Cost of Programming	$95,893	$116,917	(18.0)%
Represented by:
Production expenses	$44,256	$54,570	(18.9	) %
Program amortization	51,637	62,347	(17.2	) %
Cost of programming	$95,893	$116,917	(18.0	) %

Index

Total consolidated programming costs (including amortization of programming rights and production costs) decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to:

•
the strengthening of the dollar in each of our markets in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Of the total decrease of 18.0%, 13.3% was due to the impact of movements in foreign exchange rates;

•
the cost optimisation of our programming schedule. In the three months ended June 30, 2009, our operations aired a more cost effective schedule than in the three months ended June 30, 2008. This decrease was partially offset by;

•	the acquisition of our Bulgaria operations in August 2008;

•	a higher than inflationary increase in the cost of foreign acquired programming, particularly in our Slovak Republic operations, and

•	programming costs relating to DOMA, a new channel in our Slovak Republic operations that we expect to launch at the beginning of the fall broadcasting season in 2009.

The amortization of acquired programming for each of our consolidated operations for the three months ended June 30, 2009 and 2008 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING
	For the Three Months Ended June 30, (US$ 000’s)
	2009	2008
Program amortization:
Bulgaria	$5,453	$-
Croatia	3,006	4,949
Czech Republic	10,128	14,025
Romania	12,908	14,029
Slovak Republic	6,731	6,817
Slovenia	3,664	3,002
Ukraine	9,747	19,525
	$51,637	$62,347

Cash paid for programming:
Bulgaria	$5,732	$-
Croatia	4,357	7,638
Czech Republic	8,137	7,370
Romania	11,927	17,529
Slovak Republic	5,996	4,670
Slovenia	2,901	3,714
Ukraine	9,497	15,351
	$48,547	$56,272

Index

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three months ended June 30, 2009 decreased by US$ 0.1 million, or 0.8%, compared to the three months ended June 30, 2008, primarily due to the impact of movements in foreign exchange rates.  In constant currency, depreciation increased by 17.9% as a result of the impact of recent investments in production equipment assets across all of our operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended June 30, 2009 decreased by US$ 3.4 million, or 41.0%, compared to the three months ended June 30, 2008, of which 12.0% reflects the impact of movements in foreign exchange rates. This increase was primarily due to a reduction in amortization in our Czech Republic operations following the recent extension of TV NOVA (Czech Republic)’s main broadcast license.

IV (d) Cost of Revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

COST OF REVENUES
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Operating costs	$60,949	$69,774	(12.7	) %
Cost of programming	170,815	211,004	(19.1	) %
Depreciation of station property, plant and equipment	24,457	25,056	(2.4	) %
Amortization of broadcast licenses and other intangibles	10,934	15,864	(31.1	) %
Total Cost of Revenues	$267,155	$321,698	(17.0	) %

Total cost of revenues for the six months ended June 30, 2009 decreased by US$ 54.5 million, or 17.0%, compared to the six months ended June 30, 2008, of which 14.2% reflects the impact of movements in foreign exchange rates.

Index

For a more detailed explanation of movements in our cost of revenues, see Section III, “Analysis of Segment Results”

Operating costs:  Total operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the six months ended June 30, 2009 decreased by US$ 8.8 million, or 12.7%, compared to the six months ended June 30, 2008.  Excluding the impact of movements in foreign exchange rates, total operating costs increased by 1.7%.

The movement in operating costs for each of our operations is discussed in Section III, “Analysis of Segment Results”.

Cost of programming:  Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization. Our cost of programming for the three and six months ended June 30, 2009 and 2008 was as follows:

COST OF PROGRAMMING
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$12,977	$0	-%
Croatia	13,929	20,845	(33.2)%
Czech Republic	36,417	50,817	(28.3)%
Romania	44,797	54,296	(17.5)%
Slovak Republic	25,309	25,962	(2.5)%
Slovenia	13,731	17,877	(23.2)%
Ukraine	23,655	41,207	(42.6)%
Total Cost of Programming	$170,815	$211,004	(19.0)%
Represented by:
Production expenses	$78,712	$96,278	(18.2	) %
Program amortization	92,103	114,726	(19.7	) %
Cost of Programming	$170,815	$211,004	(19.0	) %

Total consolidated programming costs (including amortization of programming rights and production costs) decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to:
•
the strengthening of the dollar in each of our markets in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Of the total decrease of 19.0%, 13.5% was due to the impact of movements in foreign exchange rates;

•
The cost optimisation of our programming schedule. In the six months ended June 30, 2009, our operations aired a more cost effective schedule than in the six months ended June 30, 2008. This decrease was partially offset by;

•	the acquisition of our Bulgaria operations in August 2008;

•	a higher than inflationary increase in the cost of foreign acquired programming, particularly in our Slovak Republic operations, and

•	programming costs relating to DOMA, a new channel in our Slovak Republic operations that we expect to launch at the beginning of the fall broadcasting season in 2009.

Index

The amortization of acquired programming for each of our consolidated operations for the six months ended June 30, 2009 and 2008 is set out in the table below.  For comparison, the table also shows the cash paid for programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR PROGRAMMING
	For the Six Months Ended June 30, (US$ 000’s)
	2009	2008
Program amortization:
Bulgaria	$7,750	$-
Croatia	5,550	10,804
Czech Republic	19,921	27,080
Romania	22,682	26,017
Slovak Republic	11,807	10,780
Slovenia	6,638	5,958
Ukraine	17,755	34,087
	$92,103	$114,726

Cash paid for programming:
Bulgaria	$9,224	$-
Croatia	8,562	15,061
Czech Republic	17,484	19,239
Romania	38,544	31,395
Slovak Republic	12,094	10,238
Slovenia	5,249	5,956
Ukraine	15,611	22,682
	$106,768	$104,571

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the six months ended June 30, 2009 decreased by US$ 0.6 million, or 2.4%, compared to the six months ended June 30, 2008, primarily due to the impact of movements in foreign exchange rates.  In constant currency, depreciation increased by 16.8% as a result of the impact of recent investments in production equipment assets across all of our operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the six months ended June 30, 2009 decreased by US$ 4.9 million, or 31.1%, compared to the six months ended June 30, 2008, of which 14.6% reflects the impact of movements in foreign exchange rates. This increase was primarily due to a reduction in amortization in our Czech Republic operations following the recent extension of TV NOVA (Czech Republic)’s main broadcast license.

Index

IV (e) Selling, General and Administrative Expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$1,538	$-	-%
Croatia	1,390	1,744	(20.3	) %
Czech Republic	4,359	4,225	3.2%
Romania	3,283	3,470	(5.4	) %
Slovak Republic	2,912	2,554	14.0%
Slovenia	1,360	1,738	(21.7	) %
Ukraine	1,424	3,814	(62.7	) %
Corporate	13,093	13,708	(4.5)%
Total Selling, General and Administrative Expenses	$29,359	$31,253	(6.1	) %

Total selling, general and administrative expenses for the three months ended June 30, 2009 decreased by US$ 1.9 million, or 6.1%, compared to the three months ended June 30, 2008.  Excluding the impact of movements in foreign exchange rates, selling, general and administrative expenses increased by 3.1%.

The movement in selling, general and administrative expenses for each of our country operations is discussed in Section III, “Analysis of Segment Results”.

Corporate costs for the three months ended June 30, 2009 decreased by US$ 0.6 million, or 4.5%, compared to the three months ended June 30, 2008 as the benefits of our ongoing cost reduction measures were partially offset by additional expenditure in connection with business development and financing.  We reduced staff-related costs by approximately 40% compared to the same period in 2008 through a combination of headcount reduction, pay freezes and savings in travel, despite incurring redundancy costs of US$ 1.3 million.  During the second quarter, we have transferred a number of functions to lower cost locations and relocated our London administrative office to smaller premises, and expect to reduce establishment costs still further as a result.  We incurred costs of approximately US$ 2.6 million in connection with our proposed acquisition of the Media Pro Entertainment group, which prior to January 1, 2009 would have been capitalized as part of our investment (see Item 1, Note 22 “Subsequent Events, Media Pro Transaction”).

Corporate costs for the three months ended June 30, 2009 include a charge of US$ 1.5 million (three months ended June 30, 2008: US$ 2.0 million) in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

IV (f) Selling, General and Administrative Expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Bulgaria	$2,812	$-	-%
Croatia	2,720	3,304	(17.7	) %
Czech Republic	9,595	12,000	(20.0	) %
Romania	6,352	7,285	(12.8	) %
Slovak Republic	5,474	4,951	10.6%
Slovenia	2,483	3,931	(36.8	) %
Ukraine	4,011	6,721	(40.3	) %
Corporate	17,740	23,725	(25.2)%
Total Selling, General and Administrative Expenses	$51,187	$61,917	(17.3	) %

Index

Total Selling, General and Administrative Expenses for the six months ended June 30, 2009 decreased by US$ 10.7 million, or 17.3%, compared to the six months ended June 30, 2008, of which 9.2% reflects the impact of movements in foreign exchange rates.

The movement in selling, general and administrative expenses for each of our country operations is discussed in Section III, “Analysis of Segment Results”.

Corporate costs for the six months ended June 30, 2009 decreased by US$ 6.0 million, or 25.2%, compared to the six months ended June 30, 2008 as the benefits of our ongoing cost reduction measures began to be realized in all cost lines.  These were partially offset by redundancy costs of US$ 1.5 million and costs of approximately US$ 2.9 million in connection with our proposed acquisition of the Media Pro Entertainment group, which prior to January 1, 2009 would have been capitalized as part of our investment (see Item 1, Note 22 “Subsequent Events, Media Pro Transaction”).

Corporate costs for the six months ended June 30, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our Lehman Brothers bankruptcy claim (see Item 1, Note 19 “Commitments and Contingencies, Lehman Brothers Bankruptcy Claim”).

Corporate costs for the six months ended June 30, 2009 include a charge of US$ 3.0 million (six months ended June 30, 2008: US$ 3.8 million) in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

IV (g) Impairment Charge for the six months ended June 30, 2009 compared to the three months ended June 30, 2008

	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Impairment charge	$81,843	-	-%

We revised our estimates of future cash flows in our Bulgaria operations to reflect revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the PRO.BG asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil (see Item 1, Note 4, “Goodwill and Intangible Assets”).

Index

IV (h) Operating Income for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

OPERATING INCOME
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Operating Income	$11,703	$98,744	(88.1	) %

Due to the foregoing, operating income for the three months ended June 30, 2009 decreased by US$ 87.0 million compared to the three months ended June 30, 2009.  Operating margin was 6.3%, compared to 32.4% for the three months ended June 30, 2008.

IV (i) Operating Income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

OPERATING INCOME
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Operating Income	$(72,779)	$144,217	(150.5	) %

Due to the foregoing, operating income for the six months ended June 30, 2009 decreased by US$ 217.0 million compared to the six months ended June 30, 2008.  Operating margin was (22.2%), compared to 27.3% for the six months ended June 30, 2008.

IV (j) Other income / (expense) items for the three months ended June 30, 2009 compared to the three months ended June 30, 2008

OTHER INCOME / (EXPENSE) ITEMS
	For the Three Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Interest income	$698	$3,775	(81.5	) %
Interest expense	(22,258)	(22,346)	0.4%
Foreign currency exchange gain, net	45,411	6,882	Nm(1)
Change in fair value of derivatives	(7,315)	(13,281)	44.9%
Other income	247	668	(63.0	) %
Provision for income taxes	(6,380)	(8,923)	(28.5	) %
Discontinued Operations, net of tax	-	(758)	Nm(1)
Noncontrolling Interest in loss / (income) of consolidated subsidiaries	1,975	(1,295)	252.5%
Currency Translation Adjustment, net	92,431	93,579	(1.2	) %

(1) Number is not meaningful

Index

Interest income for the three months ended June 30, 2009 decreased by US$ 3.1 million compared to the three months ended June 30, 2008, primarily as a result of the reduction in interest rates as well as our maintaining lower average cash balances.

Interest expense for the three months ended June 30, 2009 decreased by US$ 0.1 million compared to the three months ended June 30, 2008 as a result of movements in foreign exchange rates; at constant rates, interest expense increased by approximately US$ 3.1 million.  The increase reflects the amortization of the related debt issuance discount on our Convertible Notes issued on March 10, 2008 as well as an increase in our average borrowings, albeit at lower interest rates.

Foreign currency exchange gain / (loss), net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes and the EBRD Loan, which are denominated in Euros, as well as intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During the three months ended June 30, 2009, we recognized a net gain of US$ 45.4 million comprising: transaction gains of US$ 84.7 million relating to the revaluation of intercompany loans; transaction losses of approximately US$ 32.6 million on the Senior Notes and US$ 10.6 million on the EBRD Loan due to the strengthening of the dollar against the Euro between March 31, 2009 and June 30, 2009; and transaction gains of US$ 3.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the three months ended June 30, 2008, we recognized a net gain of US$ 6.9 million comprising transaction gains of approximately US$ 1.9 million on the Senior Notes due to the strengthening of the Euro against the dollar between March 31, 2008 and June 30, 2008, US$ 2.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the dollar and US$ 2.4 million relating to the revaluation of intercompany loans.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a gain of US$ 38.2 million within currency translation adjustment on the revaluation of the loan in the period from April 1, 2008 to June 30, 2008.

Change in fair value of derivatives: For the three months ended June 30, 2009, we recognized a loss of US$ 7.3 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 13.3 million for the three months ended June 30, 2008.

Other income/ (expense):  For the three months ended June 30, 2009 we recognized other income of US$ 0.2 million compared to US$ 0.7 million for the three months ended June 30, 2008.

Provision for income taxes:  The provision for income taxes for the three months ended June 30, 2009 was US $ 6.4 million, compared to US$ 8.9 million for the three months ended June 30, 2008. The provision for income taxes for the three months ended June 30, 2008 includes a credit of US $9.7 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income.  The underlying reduction in our provision for income taxes reflects our lower profitability.

Discontinued operations, net:  In the fourth quarter of 2008 we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for each period presented.

Index

Noncontrolling Interest in loss / (income) of consolidated subsidiaries:  For the three months ended June 30, 2009, we recognized income of US$ 2.0 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries, compared to an expense of US$ 1.3 million for the three months ended June 30, 2008 reflecting the losses of our Bulgaria operations, which we acquired in August 2008.  The expense in the three months ended June 30, 2008 arose on our Romania operations.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet, which is not recorded in the profit and loss account.

The dollar depreciated against the functional currencies of all of our operations during the three months ended June 30, 2009 and the three months ended June 30, 2008 and as a result we recognized gains on the revaluation of our net investments in subsidiaries during the three months ended June 30, 2009 and the three months ended June 30, 2008 of US$ 92.4 million and US$ 93.6 million, respectively. The net gain on translation for the three months ended June 30, 2008 included a gain of US$ 38.2 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.   Since February 19, 2009, any exchange difference arising on the revaluation of this loan has been recognized in the income statement.

The following table illustrates the amount by which the dollar depreciated against the functional currencies of our operations between April 1 and June 30 in 2009 and 2008, respectively:

	Three months ended June 30,
	2009	2008

Bulgarian Lev (1)	(6)%	-
Croatian Kuna	(8)%	-
Czech Koruna	(11)%	(5)%
Euro	(6)%	-
New Romanian Lei	(6)%	(2)%
Ukraine Hryvna (2)	(2)%	-

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not show the movement of the dollar against the Hryvna for the three months ended June 30, 2008.

Index

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

IV (k) Other income / (expense) items for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

OTHER INCOME / (EXPENSE) ITEMS
	For the Six Months Ended June 30, (US$ 000's)
	2009	2008	Movement

Interest income	$1,442	$5,955	(75.8	) %
Interest expense	(43,686)	(37,575)	(16.3	) %
Foreign currency exchange gain / (loss), net	84,675	(10,546)	Nm(1)
Change in fair value of derivatives	(1,185)	(23,539)	Nm(1)
Other income	346	1,319	(73.8	) %
Income tax credit	6,615	1,360	Nm(1)
Discontinued Operations, net of tax	(262)	(1,508)	82.6%
Noncontrolling Interest in loss / (income) of consolidated subsidiaries	4,477	(1,772)	352.7%
Currency Translation Adjustment, net	(100,429)	285,046	(135.2	) %
Obligation to repurchase shares	-	488	Nm(1)

(1) Number is not meaningful

Interest income for the six months ended June 30, 2009 decreased by US$ 4.5 million compared to the six months ended June 30, 2008, primarily as a result of the reduction in interest rates as well as our maintaining lower average cash balances.

Interest expense for the six months ended June 30, 2009 increased by US$ 6.1 million compared to the six months ended June 30, 2008.  The increase reflects a full six months’ interest and amortization of the related debt issuance discount on our Convertible Notes issued on March 10, 2008 as well as an increase in our average borrowings, partly offset by movements in foreign exchange rates.

Foreign currency exchange gain / (loss), net:  During the six months ended June 30, 2009, we recognized a net gain of US$ 84.7 million comprising: transaction gains of US$ 115.2 million relating to the revaluation of intercompany loans; transaction losses of approximately US$ 8.6 million on the Senior Notes and US$ 15.4 million on the EBRD Loan due to the strengthening of the dollar against the Euro between December 31, 2008 and June 30, 2009; and transaction losses of US$ 6.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the six months ended June 30, 2008 we recognized a net loss of US$ 10.5 million comprising: a transaction loss of approximately US$ 41.2 million on the Senior Notes due to the strengthening of the Euro against the dollar between December 31, 2007 and June 30, 2008, partially offset by gains of US$ 12.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the dollar and US$ 18.6 million relating to the revaluation of intercompany loans.

Index

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 95.1 million within currency translation adjustment on the revaluation of such loan in the period from January 1, 2009 to February 19, 2009 compared to a gain of US$ 113.9 million in the six months ended June 30, 2009.

Change in fair value of derivatives: For the six months ended June 30, 2009 we recognized a loss of US$ 1.2 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 23.5 million for the six months ended June 30, 2008.

Other income:  For the six months ended June 30, 2009 we recognized other income of US$ 0.3 million compared to US$ 1.3 million for the six months ended June 30, 2008.

Provision for income taxes:  The provision for income taxes for the six months ended June 30, 2009 was a net credit of US$ 6.6 million, which included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria.  The provision for income taxes also benefited from the release of valuation allowances as we utilized brought forward losses.   The provision for income taxes for the six months ended June 30, 2008 was a net credit of US$ 1.3 million and included a credit of US$ 29.0 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income.  The underlying reduction in our provision for income taxes reflects our reduced profitability.

Discontinued operations, net:  In the fourth quarter of 2008, we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for each period presented.

Noncontrolling Interest in income of consolidated subsidiaries:  For the six months ended June 30, 2009, we recognized income of US$ 4.5 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries, compared to an expense of US$ 1.8 million for the six months ended June 30, 2008, reflecting the losses of our Bulgaria operations which we acquired in August 2008.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet, which is not recorded in the profit and loss account.

The dollar depreciated against the functional currencies of most of our operations during the six months ended June 30, 2009, particularly during the first quarter of 2009, and against all of our operations during the six months ended June 30, 2008.  We recognized a loss of US$ 100.4 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 285.0 million in the six months ended June 30, 2008. The net loss on translation for the six months ended June 30, 2009 included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  This compares to a gain of US$ 113.9 million for the same period in 2008.  Since February 19, 2009, any exchange difference arising on the revaluation of such loan has been recognized in the income statement.

Index

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and June 30 in 2009 and 2008, respectively:

	Six months ended June 30,
	2009	2008

Bulgarian Lev (1)	(2)%	-
Croatian Kuna	(1)%	(8)%
Czech Koruna	(5)%	(16)%
Euro	(2)%	(7)%
New Romanian Lei	5%	(6)%
Ukraine Hryvna (2)	1%	-

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not show the movement of the dollar against the Hryvna for the six months ended June 30, 2008.

IV (l) Condensed consolidated balance sheet as at June 30, 2009 compared to December 31, 2008

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2009	December 31, 2008	Movement

Current assets	$858,540	$494,756	73.5%
Non-current assets	1,869,268	1,911,860	(2.2	) %
Current liabilities	258,028	228,673	12.8%
Non-current liabilities	1,284,205	1,079,498	19.0%
CME Ltd. shareholders’ equity	1,189,099	1,095,258	8.6%
Noncontrolling interests in consolidated subsidiaries	$(3,524)	$3,187	(210.6	) %

Current assets:  Current assets at June 30, 2009 increased US$ 363.8 million compared to December 31, 2008, primarily as a result of an increase of US$ 398.9 million in cash and cash equivalents, as we drew our unutilized revolving credit facilities in the first quarter and received net proceeds of approximately $237.0 million from the issuance of equity to Time Warner Media Holdings B.V..

Non-current assets:  Non-current assets at June 30, 2009 decreased US$ 42.6 million compared to December 31, 2008, primarily as a result of the impairment of intangible assets relating to our Bulgaria operations.  Our non-current assets increased by US$ 26.1 million as we increased investment in long-term programming rights.  We also benefited from the weakening of the dollar on the value of our non-current assets denominated in foreign currencies.

Current liabilities:  Current liabilities at June 30, 2009 increased US$ 29.4 million compared to December 31, 2008 as we drew our unutilized revolving credit facilities.

Non-current liabilities:  Non-current liabilities at June 30, 2009 increased US$ 204.7 million compared to December 31, 2008, primarily as a result of our having drawn our unutilized revolving credit facilities.  The movement also reflects a US$ 9.4 million increase in the carrying value of our Convertible Notes as a result of the accretion of the debt issuance discount recognized on adoption of FSP APB 14-1 and a US$ 8.6 million increase in the carrying value of our Senior Notes due to the movement in the spot rate between December 31, 2008 and June 30, 2009.

CME Ltd. shareholders’ equity:  Total shareholders’ equity at June 30, 2009 increased US$ 93.8 million compared to December 31, 2008, primarily as a result of the issuance of 19.0 million shares of our common stock to Time Warner Media Holdings B.V. for net proceeds of US$ 234.4 million.  We also recognized a reduction in Other Comprehensive Income of US$ 100.0 million, reflecting the impact of the strengthening in the dollar on our foreign currency denominated assets, a net loss of US$ 20.4 million for the six months ended June 30, 2009, a reduction in equity of US$ 23.3 million in connection with our acquisition of KINO and a stock-based compensation charge of US$ 3.2 million.

Index

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at June 30, 2009 decreased US$ 6.7 million compared to December 31, 2008 primarily due to the losses of our Bulgaria operations.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 398.9 million during the six months ended June 30, 2009.  The change in cash and cash equivalents is summarized as follows:

SUMMARY OF CASH FLOWS
For the Six Months Ended June 30, (US$ 000's)
	2009	2008

Net cash generated from continuing operating activities	$6,004	$128,175
Net cash used in continuing investing activities	(40,087)	(286,886)
Net cash received from continuing financing activities	431,559	399,243
Net cash used in discontinued operations – operating activities	(1,294)	(2,634)
Net cash used in discontinued operations – investing activities	-	(269)
Net increase / (decrease) in cash and cash equivalents	$398,923	$232,926

Operating Activities

Cash generated from continuing operations decreased from US$ 128.2 million in the six months ended June 30, 2008 to US$ 6.0 million in the six months ended June 30, 2009, reflecting the cash needs of our Developing Operations as well as the decline in profitability of our Core Operations.

Investing Activities

Cash used in investing activities decreased from US$ 286.9 million in the six months ended June 30, 2008 to US$ 40.1 million in the six months ended June 30, 2009. Our investing cash flows in the six months ended June 30, 2009 were primarily comprised of US$ 22.0 million paid in connection with the KINO buyout (see Item 1, Note 3, “Acquisitions and Disposals”) and capital expenditure of US$ 18.0 million.

Financing Activities

Net cash received from financing activities in the six months ended June 30, 2009 was US$ 431.6 million compared to US$ 399.2 million in the six months ended June 30, 2008.  The amount of cash received in the six months ended June 30, 2009 reflects the issuance of 19.0 million shares of our common stock to Time Warner Media Holdings B.V. for the aggregate offering price of US$ 237.0 million, net of fees paid and the draw down of our revolving credit facilities to maximize liquidity.

Discontinued Operations

In the six months ended June 30, 2009, we paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 2.0 million in the six months ended June 30, 2008.

Index

The CITI channel had cash outflows of US$ 0.3 million in the period until disposal in February 2009 compared to US$ 0.8 million in the six months ended June 30, 2008.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months and we do not anticipate additional cash requirements in the near future, subject to the matters disclosed under “Contractual Obligations and Commitments” and “Cash Outlook” below.

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

V (c) Contractual Obligations and Commitments

Our future contractual obligations as of June 30, 2009 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,330,006	$37,348	$259,365	$821,283	$212,010
Long-Term Debt – interest (1)	198,565	66,718	100,637	29,702	1,508
Capital Lease Obligations	5,501	894	1,338	990	2,279
Operating Leases	23,303	5,511	8,321	4,616	4,855
Unconditional Purchase Obligations	498,361	112,006	294,147	78,120	14,088
Other Long-Term Obligations	1,150	1,150	-	-	-
FIN 48 obligations	1,455	92	1,363	-	-
Deferred consideration	5,974	5,974	-	-	-
Total Contractual Obligations	$2,064,315	$229,693	$665,171	$934,711	$234,740

Index

Long-Term Debt

As at June 30, 2009, we had the following debt outstanding:

		June 30, 2009 (US$ 000’s)
Corporate	(1) – (4)	$1,126,949
Czech Republic	(5) – (7)	79,157
Romania	(4)	11
Slovak Republic	(8)	-
Slovenia	(9)	37,102
Total		$1,243,219

(1)
As at June 30, 2009 we had EUR 395.0 million (approximately US$ 558.3 million) of Senior Notes outstanding, comprising EUR 245.0 million (approximately US$ 346.3 million) of the 2005 Fixed Rate Notes and EUR 150.0 million (approximately US$ 212.0 million) of the 2007 Floating Rate Notes, which bear interest at six-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at June 30, 2009 was 3.104%.

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

At any time prior to May 15, 2009, we may redeem all or a part of the 2005 Fixed Rate Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

As of June 30, 2009, Standard & Poor’s (“S&P”) senior unsecured debt rating for our Senior Notes was B+ with a stable outlook. As of June 30, 2009, Moody’s Investors Services (“Moody’s”) senior unsecured debt rating for our Senior Notes and our corporate credit rating was Ba3 with a negative outlook.

Index

(2)	As at June 30, 2009 we had US$ 475.0 million of Convertible Notes outstanding that mature on March 15, 2013. Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 141.3 million) arranged by EBRD and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 70.7 million) also arranged by EBRD (collectively the “EBRD Loan”). ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) are each participating in the EBRD Loan for EUR 37.5 million (approximately US$ 53.0 million).  The EBRD Loan bears interest at a rate of three-month EURIBOR plus 1.625% on the drawn amount. A commitment charge of 0.8125% is payable on any undrawn portion of the EBRD Loan. The available amount of the EBRD Loan amortizes by 15% every six months from May 2009 to November 2010 and by 40% in May 2011. As at June 30, 2009, EUR 127.5 million (approximately US$ 180.2 million) available for drawing had been drawn and no further amounts can be drawn.

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

(4)
We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.1 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at June 30, 2009, the full EUR 10.0 million (approximately US$ 14.1 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%

As at June 30, 2009, the net deposits and drawing of each of our operations In the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	$8,219	$-
Czech Republic	4,004	-
Romania	-	11
Slovakia	6,062	-
Slovenia	5,680	-
Ukraine	717	-
Total	$24,682	$11

Index

(5)
CET 21 had drawn the full CZK 1.2 billion (approximately US$ 65.5 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 2.09% applied to the balance outstanding at June 30, 2009. A non-utilization fee of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 13.6 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. The applicable rate at June 30, 2009 was 2.09% .This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with CS.  As at June 30, 2009, the full CZK 250.0 million (approximately US$ 13.6 million) was drawn under this facility.

(7)
As at June 30, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 16.4 million) factoring facility with CS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)
As at June 30, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.7 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2%.

(9)
In July 2005 Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 53.0 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME B.V.  Loans drawn under this facility will bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at June 30, 2009, the full EUR 26.3 million (approximately US$ 37.1 million) available under this facility was drawn.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 0.9 million.  For more information on our capital lease obligations see Item 1, Note 10, “Credit Facilities and Obligations under Capital Lease”.

Index

Operating Leases

For more information on our operating lease commitments see Part I, Item 1, Note 19, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At June 30, 2009, we had commitments in respect of future programming of US$ 489.6 million (December 31, 2008: US$ 280.5 million).  This includes contracts signed with license periods starting after June 30, 2009.  For more information on our programming commitments see Item 1, Note 19, “Commitments and Contingencies.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 0.3 million (see Item 1, Note 19, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Adrian Sarbu, our President and Chief Executive Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  A put option of 5.21% of this 10.0% shareholding is exercisable from November 12, 2009 for a twenty-year period thereafter.  Mr. Sarbu’s right to put the remaining 4.79% is also exercisable from November 12, 2009, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in Media Pro. As at June 30, 2009, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook.

Sources of cash and certainty of cash flows from operations

Our principal sources of liquidity are cash from operations and borrowing under our various credit agreements, as well as cash proceeds from subscriptions for our equity from time to time. The primary source of our cash flows from operations has been the sale of television advertising, particularly in our Czech Republic, Romania, Slovak Republic and Slovenia operations which, together with our Croatia operations, we regard as Core Operations for the purposes of financing our business. The level of cash our operations generate is often strongly correlated to the macro economic performance of each country in which we operate. While we strive to negotiate spending commitments with our clients for long periods, typically one year, our clients have reduced spending on advertising in the first half of 2009 because demand in the wider economy is constrained, which has resulted in us having historically low levels of committed spending and less visibility of future cash flows.

Since 2005, our Core Operations have generated positive cash flows. During the adverse economic conditions the first half of 2009, cash flows from those operations have remained positive, although they have declined. Our operations in Bulgaria and Ukraine, which we regard as our Developing Operations, do not generate positive cash flows, and instead require substantial support as they make the investments in programming, people and other resources necessary to establish market-leading multi-channel broadcasting platforms. Historically, the cash flows from our Core Operations has been sufficient, in conjunction with new equity and debt, to fund our Core Operations and our Developing Operations.

We expect that our Core Operations will generate sufficient cash, in conjunction with our current cash and available facilities to fund their operations and meet the other financing operations of the group for the next twelve months. Similarly, we expect that our Developing Operations have sufficient cash resources to finance their losses for the next twelve months.  However the negative EBITDA and negative cash flows from the Developing Operations has severely reduced the ability of the group as a whole to raise additional financing.

Index

We continue to take steps to conserve cash to ensure that we are able to meet our debt service and other existing financial obligations.  These steps have included significant reductions to our operating cost base through headcount reductions and widespread cost optimization programs, deferral of capital expenditure and the rescheduling of expansion plans. In addition to conserving cash, we have also taken several steps to improve our liquidity position. These steps have focused both on limiting the cash requirement of our Developing Operations and increasing our cash resources, both through improved debt facilities and equity investments.

Increasing our financing flexibility

The Fixed Rate Notes are subject to an incurrence covenant which prevents us from raising new debt at the corporate level if the ratio of Indebtedness to twelve-month Consolidated EBITDA (each as defined in the Indenture pursuant to which our Fixed Rate Notes were issued) (the “Leverage Ratio”), exceeds 4.5 times, or if the raising of such debt would cause this ratio to be exceeded.  If the Leverage Ratio is exceeded, which it was at March 31, 2009, we are not considered to be in default, but we are restricted from raising new debt with certain defined exceptions, which are discussed in section V(d) “Contractual Obligations, Commitments and Off Balance Sheet Arrangements: Long-Term Debt.”

For the purposes of the Fixed Rate Notes and the EBRD Loan, the calculation of the Leverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Leverage Ratio. Previously, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprise the Developing Operations as Unrestricted Subsidiaries. This change in designation is immediately beneficial to us because it results in the exclusion of the negative EBITDA of the Developing Operations from the calculation of the Leverage Ratio. Similarly, as the cash flows of our Core Operations recover, our ability to raise additional debt finance should improve commensurately, unimpeded by any continuing negative results in our Developing Operations. In addition, Unrestricted Subsidiaries may be financed in several ways, including by contributing them into minority interest joint ventures, swapping for minority stakes in other ventures or other arrangements.

Our Core Operations are prevented from making payments of more than approximately US$ 50.0 million to our Developing Operations if our Leverage Ratio is above 4.5 times. We also designated a wholly owned subsidiary holding company (the “Development Financing Holding Company”) as an Unrestricted Subsidiary at the time we designated the Ukraine and Bulgaria operations as Unrestricted Subsidiaries The only asset of this company is US$ 250.0 million in cash, which can be used to finance our Developing Operations. We estimate that this amount will be sufficient to fund our Developing Operations to a break-even cash position, which we currently estimate will occur by 2013. There is no requirement to maintain a minimum cash balance in this company and the full US$ 250.0 million of cash remains available to our Core Operations at any time. However, if some or all of the US$ 250.0 million of initial funding is returned to our Core Operations, unless our Leverage Ratio is below 4.5 times, the total additional cash that we can transfer from Core Operations to the Developing Operations is restricted to US$ 50.0 million.

If the Developing Operations exhaust all available cash, it may be possible to re-designate them as Restricted Subsidiaries provided that our Leverage Ratio is not above 4.5 times on a pro forma basis. This would then allow our Core Operations to provide support. Such a re-designation could have adverse consequences on our Leverage Ratio. If a funding need arises, and we are prevented from re-designating our Developing Operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Index

Reducing cash requirements and attracting equity investments.

During the fourth quarter of 2008 and the first half of 2009 we sought solutions to reduce the financing burden of our Developing Operations. We concluded that the Developing Operations are best suited to equity finance at a local or at a Developing Operations level where equity can be raised without creating dilution for shareholders in CME Ltd.; and where we believe the value achieved can be maximized. On July 2, 2009 we announced that we had signed a framework agreement with Igor Kolomoisky (See Item 1, Note 22 “Subsequent Events: Ukraine transaction”). This transaction will provide US$ 100.0 million of immediate funding to the Ukraine operations and will allow us to transfer US$ 100.0 million from the Development Financing Holding Company to the Core Operations if we so choose. We will also have the right to sell our remaining interest in the enlarged Ukraine operations to Mr Kolomoisky for US$ 300.0 million in cash for a period of one year from the closing of the transaction. We also have the choice to continue to participate in any increase in value of these operations in the future. We are still evaluating possible solutions to provide funding for our Bulgaria operations.

Additionally, on May 18, 2009 we issued 14.5 million shares of Class A common stock at a price of $12.00 per share and 4.5 million shares of Class B common stock at a price of $15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc., in exchange for aggregate cash consideration, net of fees paid, of US$ 237.0 million.

Liquidity position and maturity of debt

As at June 30, 2009 we had US$ 541.6 million available in cash and credit facilities (including uncommitted overdraft facilities), gross debt of US$ 1,345.7 million and net debt of US$ 839.3 million.

On February 2, 2009, we drew the remaining EUR 125.0 million (approximately US$ 176.7 million) available under the EBRD Loan. On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 65.5 million) of its credit facility with CS. At the same time, Pro Plus drew the full EUR 26.3 million (approximately US$ 37.1 million) available under its five-year revolving facility. We drew these funds to ensure their continued availability in light of renewed concerns over the solvency of credit providers in the region and have kept them deposited in low risk short-term deposits.

As at June 30, 2009, our Senior Notes and Convertible Notes represented 77% of our total debt outstanding before considering the impact on the carrying value of the Convertible Notes of bifurcating the embedded conversion option as required by FASB Staff Position No. FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This debt does not begin to mature until May 2012, with the longest dated instrument maturing in May 2014. The EBRD Loan, which represented 13% of our total debt outstanding at June 30, 2009, amortized by 15% in May 2009 and we repaid EUR 22.5 million (approximately US$ 31.8 million) from cash on hand. The EBRD Loan continues to amortize by 15% every six months from November 2009, with the final 40% payable in May 2011.

We currently expect that we will need to repay or refinance approximately US$ 37.1 million of maturing or amortizing loan principal in the remainder of 2009, US$ 174.6 million in 2010 and US$ 84.8 million in 2011. We believe that we will be able to make the principal repayments as scheduled from cash on hand but will be looking at every opportunity to refinance our obligations to take advantage of our better standing in the debt markets following the designation of our Developing Operations as Unrestricted Subsidiaries.

We do not have maintenance covenants in any of our debt which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA related ratio. However, as discussed above, the Senior Notes, Convertible Notes and the EBRD Loan are subject to an incurrence covenant which largely restricts us from raising new debt at the corporate level if our Leverage Ratio exceeds 4.5 times, or if the raising of new debt would cause us to exceed this ratio.  Under such circumstances, we are not considered to be in default and no additional or penalty payments are required, but we would be restricted from raising new debt with certain defined exceptions, including the refinancing of our existing debt, mentioned above.

Our Leverage Ratio at June 30, 2009 was 4.8 times. Although neither the US$ 81.8 million of impairment charges we recognized in the six months ended June 30, 2009, nor any future similar charges have an impact on Consolidated EBITDA, we currently anticipate that twelve-month Consolidated EBITDA will continue to decline during the course of 2009 and that we will continue to exceed this ratio.

Index

Our 2007 Floating Rate Notes also contain an incurrence covenant that places the same restrictions on raising additional financing as in the Fixed Rate Notes and EBRD Loan if the ratio of our twelve-month Consolidated EBITDA to twelve-month Consolidated Interest Expense (as defined in the indenture pursuant to which the 2007 Floating Rate Notes were issued) falls below 2 times (the “Interest Cover Ratio”). As at June 30, 2009, our Interest Cover Ratio was 3.2 times.

Credit ratings and future debt issuances

The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. In view of the severe tightening of credit in high yield bond, convertible debt and bank markets in the past twelve months it may be difficult to raise additional or replacement finance by issuing debt, although conditions are beginning to improve and additional liquidity is becoming available in these markets.

Although we are currently prevented from raising additional debt apart from certain defined exception under the terms of our Senior Notes, Convertible Notes and EBRD Loan because our Leverage Ratio exceeds 4.5 times, we can still access the debt capital markets in order to refinance any combination of our existing debt. As a result of the broad-based tightening of global credit conditions, combined with the deterioration in our performance in the last twelve months, the benefit of extending the maturity of our existing debt must be balanced against the fact that we would be required to pay higher interest rates, accept more restrictive covenants, or both, than on our existing debt instruments.

S&P and Moody’s have both rated our outstanding debt instruments and our corporate credit as follows as at June 30, 2009:

	Senior and Convertible Notes	Corporate	Outlook
S&P	B+	B+	Stable
Moody’s	Ba3	Ba3	Negative

S&P downgraded both of its ratings from BB- to B+ on May 28, 2009. Moody’s downgraded both of its ratings from Ba2 to Ba3 on March 2, 2009.

Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 8.4 times at June 30, 2009 and is calculated as our gross debt divided by our trailing twelve-month EBITDA (excluding stock based compensation) as defined by the ratings agencies. As at June 30, 2009, our total gross debt of US$ 1,345.7 million was the sum of our credit facilities (before considering the adoption of FSP APB 14-1) and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements. Our trailing twelve-month EBITDA (excluding stock based compensation) was US$ 159.8 million.

In view of the deteriorating trend in our gross leverage ratio, which we expect will continue during the year, it is likely that S&P and Moody’s will further downgrade our credit rating by one or more levels during the course of 2009. Furthermore, S&P have indicated that a level of consolidated EBITDA below US$ 150.0 million for the full year would be likely to result in a further ratings downgrade. Although we do not have clear visibility on our full year earnings, we can anticipate a number of scenarios in which consolidated EBITDA for the group will be below US$150.0 million.

A downgrade will not result in us being required to repay any of our outstanding debt earlier than the current maturity, nor will it result in any variation of the current interest terms or prevent us from accessing our current undrawn debt facilities or overdrafts. A downgrade, would, however result in our having to pay higher interest rates on any future financing and may make it more difficult for us to raise additional debt.  We do not have any credit facilities or other financial instruments which would require early termination, the posting of collateral, or any other financial penalties, solely in the event of our credit rating being downgraded. We will work closely with rating agencies to demonstrate the improved credit profile of our Core Operations, especially following the transactions described above.

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

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to early termination of caped call options we had purchased from Lehman Brothers to increase the effective conversion price of our Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We have subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.

We had purchased similar capped call options from BNP Paribas (“BNP”) and Deutsche Bank Securities Inc (“DB”), however we consider the likelihood of similar loss on the BNP or DB capped calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the capped calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A Common Stock upon any conversion of the Convertible Notes.

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

V (e) Off-Balance Sheet Arrangements

None.

VI.  Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated for certain accounting changes by our current report on Form 8-K filed on July 6, 2009.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

See Item 1, Note 2, “Summary of Significant Accounting Principles” for a discussion on accounting standards adopted since December 31, 2008 and recently issued accounting standards not yet adopted.

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

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 584.1 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 531.3 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at June 30, 2009 was a US$ 11.1 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 1, Note 5, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Index

Interest Rate Risk Management

As at June 30, 2009, approximately 40% of the carrying value of our debt provides for interest at a spread above a base rate EURIBOR or PRIBOR.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at June 30, 2009

Expected Maturity Dates	2009	2010	2011	2012	2013	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	245,000	-	-
Average interest rate (%)	-	-	-	8.25%	-	-
Variable rate	26,250	67,500	60,000	-	-	150,000
Average interest rate (%)	3.03%	3.14%	2.95%	-	-	3.10%

Total debt in US$ (000's)
Fixed rate	-	-	-	-	475,000	-
Average interest rate (%)	-	-	-	-	3.50%	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	-	1,450,000	-	-	-	-
Average interest rate (%)	-	3.74%	-	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2009

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2009 (US$ 000's)	Interest Rate as at June 30, 2009	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

429,320 (EUR 303.8 million)	3.08%	$13,208	$17,501	$21,794	$26,087	$30,380	$34,673
79,157 (CZK 1,450.0 million)	3.74%	2,960	3,752	4,544	5,336	6,128	6,920
Total		$16,168	$21,253	$26,338	$31,423	$36,508	$41,593

Index

Item 4.  Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

General

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises BV (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME B.V. dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME withdrew its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.9 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 1.0 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. We have maintained a provision of UAH 16.8 million (approximately US$ 2.2 million) in respect of the remaining amounts we believe we will have to pay. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

Index

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks Relating to our Financial Position

We cannot predict the extent to which adverse economic and political conditions in the countries in which we operate will continue to adversely affect our results of operations.

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions.  The financial turmoil affecting the global financial markets and banking system has resulted in a tightening of credit and a low level of liquidity, which has had an adverse impact on economic growth in the United States as well as in countries across Western and Central and Eastern Europe, many of which have fallen into recession.  There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly Ukraine, Bulgaria and Romania.  Furthermore, the continued economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and unemployment rates and has contributed to a strengthening of the dollar against many of the currencies in which we report our consolidated revenues.  These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for our advertising airtime.  In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending.  We cannot predict the severity of the impact of the continuance or occurrence of any of these events on our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising revenues are the pricing of our advertising time as well as television viewing levels, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. A reduction in advertising spending in our markets has put pressure on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors, particularly in Ukraine.  Reduced advertising spending and discounting of the price of television advertising in our markets and the competition from broadcasters seeking to attract similar audiences have had and may continue to have an impact on our ability to maintain or increase our advertising sales.  Our ability to maintain television viewing levels and to generate GRPs depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences.  Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales have had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Index

Our increased debt service obligations following the issuance of the Senior Notes, Convertible Notes and drawdowns under the EBRD Loan may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes, Convertible Notes and the EBRD Loan and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 5, “Senior Debt” and Note 10, “Credit Facilities and Obligations under Capital Leases”).  Our high leverage could have important consequences for our business and results of operations, including but not limited to restricting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements.  We may have a proportionally higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. A substantial portion of our cash flow from operations is required to be dedicated to the payment of principal of, and interest on, our indebtedness, which means that this cash flow is not available to fund our operations, capital expenditures or other corporate purposes. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate may be limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and the implementation of our strategic plans.

If more of our goodwill, indefinite-lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization.  We recorded impairment charges of US$ 81.8 million in the six months ended June 30, 2009 in respect of our Bulgaria operations and US$ 336.7 million in the three months ended December 31, 2008 in respect of our Bulgaria and Ukraine operations. While the amount by which the fair value of our reporting units exceeded their carrying values has recovered in the second quarter of 2009, and we therefore did not record an impairment charge for the three months ended June 30, 2009, these excesses are still at historically low levels as a result of falls in the fair value of our reporting units during the six months ended June 30, 2009. Although we considered all current information in respect of calculating our impairment charge for the six months ended June 30, 2009, if our long term cash flow forecasts for our operations deteriorate further, or discount rates increase, we may be required to recognize additional impairment charges in later periods.

We may require additional external sources of capital, which may not be available or may not be available on acceptable terms.

The acquisition, ownership and operation of television broadcasting operations requires substantial investment.  Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate.  If economic conditions in our markets continue to deteriorate, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments, or if our investment plans change, we may need to obtain additional financing.  The tightening of the credit markets and the impact of the continued economic downturn on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures pursuant to which our Senior Notes were issued in 2005 (the “2005 Indenture”) and in 2007 (the “2007 Indenture” and collectively with the 2005 Indenture, the “Indentures”) or pursuant to the terms of the EBRD Loan.  Any additional debt or equity securities issued to raise funds may have rights, preferences and privileges that are senior to shares of our Class A common stock, and the issuance of additional equity, such as the issuance of shares to Time Warner Media Holdings B.V. on May 18, 2009, may dilute the economic interest of the holders of shares of our common stock (see Part I, Item 1, Note 13, “Shareholders‘ Equity”). Moreover, such financings, if available at all, may not be available on acceptable terms.  If we cannot obtain adequate capital or obtain it on acceptable terms, this could have an adverse effect on our financial position, results of operations and cash flows.

Index

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies.  The strengthening of the dollar against these currencies has had an adverse impact on our reported results for the three and six month periods ended June 30, 2009 compared to the prior year.  In addition, the Senior Notes and the EBRD Loan are denominated in Euros.  We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes or the EBRD Loan.  We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes and the EBRD Loan into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

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

Our Senior Notes, Convertible Notes and corporate credit are rated B+ with a stable outlook by S&P. Moody’s have rated both our Senior Notes and our corporate credit as Ba3 with a stable outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We expect that our gross leverage ratio will continue to deteriorate and it is therefore likely that our credit ratings will be downgraded during the course of 2009 (see Part I, Item 2, V(d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, our ability to raise additional indebtedness may be more difficult and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

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

Index

Risks Relating to our Operations

If we fail to successfully implement our strategic goals for Ukraine, our operating results and cash flows will be materially adversely affected.

In June 2008, we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners, increasing our beneficial ownership interest to 90%, and in October 2008, we completed the acquisition of the remaining 10% interest in the Studio 1+1 group. In February 2009, we completed the buyout of our minority partners in the KINO channel and the sale of our interest in the CITI channel (see Part I, Item 1, Note 3, “Acquisitions and Disposals”). In July 2009, we entered into an agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, pursuant to which Mr. Kolomoisky and certain of his affiliates will invest US$ 100.0 million in cash and contribute the entities that own and operate the TET TV channel in Ukraine, in exchange for 49% ownership interest in our Ukraine operations (see Part I, Item 1, Note 22, “Subsequent Events, Ukraine Transaction”). In addition, in connection with the termination of our advertising sales arrangements with Video International group, we created an in-house sales department to sell advertising on our channels in Ukraine.  As a result of these events, we have taken a series of measures to improve the overall standing and performance of the STUDIO 1+1 and KINO channels. Successful implementation will depend on several factors, including but not limited to general economic conditions in Ukraine, the ability of our in-house sales team to sell advertising, our ability to integrate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations,  the cost and popularity of local productions and Russian-language programming, our ability to maintain investment levels necessary to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team, the ability of our internet properties in Ukraine to generate revenues as well the ability of the Ukrainian government to maintain political stability and the successful closing of the transaction with Mr. Kolomoisky.  There can be no assurance that we will be able to successfully implement a new strategy in Ukraine, and any such failure will have a material adverse effect on our financial position, results of operations and cash flows.

We may seek to make acquisitions of other channels, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

Our business and operations have grown in part through acquisition. The acquisition and integration of new businesses pose significant risks to our existing operations, including:

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

Index

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with its own timeframe and regulatory and investment regime.  The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration on our existing operations or predict with certainty our ability to receive any additional rights or licenses to broadcast for our existing channels or any additional channels if such additional rights or licenses should be required under any relevant regulatory regime.  Furthermore, we may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

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

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer (who is a shareholder in our Romania operations), general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. For example, following the completion of acquisition of the Media Pro Entertainment business, Mr. Sarbu will continue to own or control entities involved in print media, internet services and news syndication services, among others (see Part I, Item 1, Note 22, “Subsequent Events, Media Pro Transaction”). We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the Senior Notes and the EBRD Loan. In addition, there have been instances in the past where certain related party receivables have been collected more slowly than unrelated third party receivables, which have resulted in slower cash flow to our operating companies. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

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

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets, in order to conduct our broadcasting business.  Our analog broadcasting licenses expire at various times between September 2009 and February 2025.  We cannot guarantee that our current licenses or other authorizations will be renewed or extended, or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions.  The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated.  Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Risks Relating to our Common Stock

The holders of shares of our Class B stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

Shares of our Class B common stock carry ten votes per share, and there are currently 10,812,839 shares of Class B common stock outstanding.  CME Holdco L.P. owns 6,312,839 shares of Class B common stock. Ronald Lauder, the chairman of our Board of Directors, is the majority owner of CME Holdco L.P. and is entitled to vote those shares on behalf of CME Holdco L.P.  Adele (Guernsey) L.P., a fund affiliated with Apax Partners, owns 49.7% of CME Holdco L.P.  On May 18, 2009, the Company issued 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock (collectively, the TW Shares“) to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) (see Part I, Item 1, Note 13, “Shareholders’ Equity”). Pursuant to a voting agreement between the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., Mr. Lauder is entitled to vote the TW Shares, as well as any other shares of Class A common stock or Class B common stock acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company. The shares over which Mr. Lauder has voting power represent 77.3% of the aggregate voting power of our outstanding common stock and he is therefore in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors (including two directors that each of Adele (Guernsey) L.P. and Time Warner are entitled to recommend for appointment) or certain transactions, including issuances of common stock of the Company that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of Mr. Lauder may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as Mr. Lauder retains voting control.

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

Index

Our share price may be adversely affected by future issuances and sales of our shares.

As at July 27, 2009, we have a total of 1.8 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors, holds 1,275,227 unregistered shares of Class A common stock. Furthermore, in May 2009 we issued 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock to an affiliate of Time Warner.  Time Warner has registration rights with respect to the shares of Class A common stock.

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

We cannot predict what effect, if any, an issuance of shares of our common stock, including the Class A common stock underlying options or the Convertible Notes and in connection with future financings, or the entry into trading of previously issued unregistered shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Index

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by shareholders present or represented at our Annual General Meeting of Shareholders held on May 15, 2009.

1. Each of the nominees considered at the Annual General Meeting of Shareholders was elected to serve as a Director of the Company until the next Annual General Meeting of Shareholders or until their respective successors have been elected and qualified.  The persons named below were elected to serve as Directors and received the number of votes set forth opposite their respective names:

	For	Withheld

Ronald S. Lauder	77,061,667	341,520

Herbert A. Granath	77,326,552	76,635

Frank Ehmer	77,062,810	340,377

Charles R. Frank, Jr.	77,374,744	28,443

Dr. Herbert Kloiber	77,376,084	27,103

Igor Kolomoisky	72,997,636	4,405,551

Alfred W. Langer	77,372,365	30,822

Bruce Maggin	77,376,219	26,968

Ann Mather	77,374,680	28,507

Duco Sickinghe	77,333,386	69,801

Christian Stahl	77,059,040	344,147

Eric Zinterhofer	77,062,810	340,377

2. The resolution approving the issuance and sale of shares of Class A common stock and Class B common stock to TW Media Holdings LLC was approved, with 73,205,725 votes cast for approval, 427,213 votes cast against approval and 4,574 votes abstaining.

3. The resolution approving the amendment and restatement of the Company’s Amended and Restated Stock Incentive Plan was approved, with 68,829,890 votes cast for approval, 4,798,068 votes cast against approval and 9,554 votes abstaining.

4. The resolution appointing Deloitte LLP as independent registered public accounting firm for the Company in respect of the fiscal year ended December 31, 2009 and to authorize the directors, acting through the Audit Committee, to approve their fees was approved, with 77,325,205 votes cast for approval, 5,204 votes cast against approval and 17,146 votes abstaining.

Index

Item 6.  Exhibits

a)	The following exhibits are attached:

10.3	Contract of Employment dated June 30, 2009 between CME Development Corporation and Charles Frank.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2009	/s/ Adrian Sarbu Adrian Sarbu President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2009	/s/ Charles Frank Charles Frank Chief Financial Officer (Principal Financial Officer)

Index

EXHIBIT INDEX

10.3	Contract of Employment dated June 30, 2009 between CME Development Corporation and Charles Frank.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).