Form 10-Q
period 2009-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2009-10-27
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2009
Class A Common Stock, par value $0.08	50,524,273
Class B Common Stock, par value $0.08	10,812,839

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2009

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$523,148	$107,433
Restricted cash and cash equivalents (Note 6)	288,001	821
Accounts receivable (net of allowance) (Note 7)	155,965	221,450
Program rights, net	91,519	67,787
Other current assets (Note 8)	114,140	97,265
Total current assets	1,172,773	494,756
Non-current assets
Investments	16,559	16,559
Property, plant and equipment, net (Note 9)	206,825	206,667
Program rights, net	158,434	113,596
Goodwill (Note 4)	1,158,300	1,041,041
Broadcast licenses and other intangible assets, net (Note 4)	406,509	514,732
Other non-current assets (Note 8)	47,746	19,265
Total non-current assets	1,994,373	1,911,860
Total assets	$3,167,146	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)
(Unaudited)

	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$163,825	$174,885
Credit facilities and obligations under capital leases (Note 11)	33,489	36,502
Senior Notes being redeemed (Note 24)	266,210	-
Other current liabilities (Note 12)	30,965	17,286
Total current liabilities	494,489	228,673
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	88,362	38,758
Senior Debt (Note 5)	1,262,848	928,525
Other non-current liabilities (Note 12)	105,163	112,215
Total non-current liabilities	1,456,373	1,079,498
Commitments and contingencies (Note 20)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2008 – nil)	-	-
50,524,273 shares of Class A Common Stock of $0.08 each (December 31, 2008 –36,024,273)	4,042	2,882
10,812,839 shares of Class B Common Stock of $0.08 each (December 31, 2008 – 6,312,839)	865	505
Additional paid-in capital	1,341,161	1,126,617
Accumulated deficit	(278,743)	(236,836)
Accumulated other comprehensive income	155,555	202,090
Total CME Ltd. shareholders’ equity	1,222,880	1,095,258
Noncontrolling interests	(6,596)	3,187
Total equity	1,216,284	1,098,445
Total liabilities and equity	$3,167,146	$2,406,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$134,482	$200,601	$461,888	$728,433
Operating expenses:
Operating costs	35,828	38,459	96,774	108,232
Cost of programming	88,257	96,222	259,072	307,226
Depreciation of station property, plant and equipment	13,844	13,980	38,301	39,036
Amortization of broadcast licenses and other intangibles (Note 4)	5,117	10,199	16,051	26,063
Cost of revenues	143,046	158,860	410,198	480,557
Selling, general and administrative expenses	24,886	34,586	76,076	96,504
Impairment charge (Note 4)	-	-	81,843	-
Operating (loss) / income	(33,450)	7,155	(106,229)	151,372
Interest income	628	2,126	2,070	8,081
Interest expense (Note 17)	(27,237)	(22,127)	(70,923)	(59,702)
Foreign currency exchange gain / (loss), net	28,980	4,959	113,655	(5,587)
Change in fair value of derivatives (Note 13)	(3,259)	9,868	(4,444)	(13,671)
Other income	45	288	391	1,607
(Loss) / income from continuing operations before tax	(34,293)	2,269	(65,480)	82,100
Credit / (provision) for income taxes	9,999	(20,838)	16,614	(19,478)
(Loss) / income from continuing operations	(24,294)	(18,569)	(48,866)	62,622
Discontinued operations, net of tax (Note 19)	-	(1,026)	(262)	(2,534)
Net (Loss) / income	(24,294)	(19,595)	(49,128)	60,088
Net loss / (income) attributable to noncontrolling interests	2,744	265	7,221	(1,507)
Net (Loss) income attributable to CME Ltd.	$(21,550)	$(19,330)	$(41,907)	$58,581

Net (loss) / income	(24,294)	(19,595)	(49,128)	60,088
Currency translation adjustment	53,164	(217,905)	(47,265)	67,141
Obligation to repurchase shares	-	-	-	488
Comprehensive (loss) / income	$28,870	$(237,500)	$(96,393)	$127,717
Comprehensive income / (loss) attributable to noncontrolling interests	3,072	644	7,951	(1,761)
Comprehensive (loss) / income attributable to CME Ltd.	$31,942	$(236,856)	$(88,442)	$125,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
PER SHARE DATA (Note 16):
Net (loss) / income per share:
Continuing operations - Basic	$(0.35)	$(0.43)	$(0.80)	$1.44
Continuing operations - Diluted	(0.35)	(0.43)	(0.80)	1.43
Discontinued operations – Basic	0.00	(0.02)	(0.01)	(0.06)
Discontinued operations - Diluted	0.00	(0.02)	(0.01)	(0.06)
Net (loss) / income attributable to CME Ltd common shareholders – Basic	(0.35)	(0.45)	(0.81)	1.38
Net (loss) / income attributable to CME Ltd common shareholders – Diluted	$(0.35)	$(0.45)	$(0.81)	$1.37

Weighted average common shares used in computing per share amounts (000’s):
Basic	61,337	42,335	51,802	42,324
Diluted	61,337	42,335	51,802	42,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(US$ 000’s)
(Unaudited)
					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	4,974	-	-	-	4,974
Acquisition of noncontrolling interests	-	-	-	-	(23,336)	-	-	(7)	(23,343)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,906	-	-	-	234,426
Dividends	-	-	-	-	-	-	-	(1,825)	(1,825)
Net loss	-	-	-	-	-	(41,907)	-	(7,221)	(49,128)
Currency translation adjustment	-	-	-	-	-	-	(46,535)	(730)	(47,265)
BALANCE, September 30, 2009	50,524,273	$4,042	10,812,839	$865	$1,341,161	$(278,743)	$155,555	$(6,596)	$1,216,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(US$ 000’s)
(Unaudited)

					CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$54,871	$290,215	$23,155	$1,422,962
Stock-based compensation	-	-	-	-	5,961	-	-	-	5,961
Stock options exercised	21,075	2	-	-	1,220	-	-	-	1,222
Purchase of capped call options	-	-	-	-	(63,318)	-	-	-	(63,318)
Extinguishment of capped call options	-	-	-	-	22,161	(22,161)	-	-	-
Redeemable noncontrolling Interests	-	-	-	-	-	(32,901)	-	-	(32,901)
Bifurcation of equity option embedded in convertible notes	-	-	-	-	108,085	-	-	-	108,085
Dividends	-	-	-	-	-	-	-	(3,124)	(3,124)
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	76,504	76,504
Net income	-	-	-	-	-	58,581	-	1,507	60,088
Currency translation adjustment	-	-	-	-	-	-	66,887	254	67,141
Obligation to repurchase shares	-	-	-	-	-	-	488	-	488
BALANCE, September 30, 2008	36,024,273	$2,882	6,312,839	$505	$1,125,445	$58,390	$357,590	$98,296	$1,643,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income attributable to CME Ltd.	$(41,907)	$58,581
Adjustments to reconcile net (loss) / income to net cash generated from operating activities:
Loss from discontinued operations (Note 19)	262	2,534
Depreciation and amortization	215,349	235,744
Impairment charge (Note 4)	81,843	-
Loss / (gain) on disposal of fixed assets	286	(134)
Stock-based compensation (Note 15)	4,638	5,540
Noncontrolling interest in (loss) / income of consolidated subsidiaries	(7,221)	1,507
Change in fair value of derivatives (Note 13)	4,444	13,671
Foreign currency exchange (gain) / loss, net	(113,655)	5,587
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	73,900	43,982
Program rights	(152,298)	(210,663)
Other assets	(11,202)	(19,297)
Accounts payable and accrued liabilities	(34,155)	58,828
Income taxes payable	(15,410)	(22,480)
Deferred taxes	(27,441)	1,963
VAT and other taxes payable	133	(3,161)
Net cash (used in) / generated from continuing operating activities	(22,434)	172,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(33,734)	(59,173)
Disposal of property, plant and equipment	1,008	302
Investments in subsidiaries and unconsolidated affiliates	(27,885)	(401,768)
Repayment of loans and advances to related parties	(5,300)	1,990
Net cash used in continuing investing activities	(65,911)	(458,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	234,426	-
Net proceeds from issuance of Senior Notes	635,418	-
Net proceeds from issuance of Convertible Notes	-	463,595
Repayment of 2005 Fixed Rate Notes	(91,143)	-
Transfers to restricted cash and cash equivalents (Note 6)	(286,994)	-
Purchase of capped call option	-	(63,318)
Proceeds from credit facilities	261,239	-
Payment of credit facilities and capital leases	(260,014)	(13,381)
Proceeds from exercise of stock options	-	1,222
Excess tax benefits from share based payment arrangements	588	421
Distributions paid to holders of noncontrolling interests	(1,506)	(2,460)
Net cash received from continuing financing activities	492,014	386,079

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,294)	(3,201)
NET CASH USED IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	-	(450)
Impact of exchange rate fluctuations on cash	13,340	(13,162)

Net increase in cash and cash equivalents	415,715	82,819
CASH AND CASH EQUIVALENTS, beginning of period	107,433	142,812
CASH AND CASH EQUIVALENTS, end of period	$523,148	$225,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1. ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We invest in, develop and operate national and regional commercial television stations and channels in Central and Eastern Europe.  At September 30, 2009, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our principal subsidiaries, equity-accounted affiliates and cost investments as at September 30, 2009 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

Top Tone Media S.A.	80.0%	Luxembourg	Subsidiary
PRO BG MEDIA EOOD (“Pro.BG”)	80.0%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.0%	Bulgaria	Subsidiary
Zopal S.A.	80.0%	Luxembourg	Subsidiary
LG Consult EOOD	80.0%	Bulgaria	Subsidiary
Ring TV EAD (“Ring TV”)	80.0%	Bulgaria	Subsidiary

Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.0%	Croatia	Subsidiary
Media House d.o.o.	100.0%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	100.0%	Croatia	Subsidiary

CET 21 spol. s r.o. (“CET 21”)	100.0%	Czech Republic	Subsidiary
Jyxo, s.r.o. (“Jyxo”)	100.0%	Czech Republic	Subsidiary
BLOG Internet, s.r.o. (“Blog“)	100.0%	Czech Republic	Subsidiary

CME Romania B.V.	100.0%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	95.0%	Romania	Subsidiary
Media Vision S.R.L (“Media Vision”)	95.0%	Romania	Subsidiary
Music Television System S.R.L. (“MTS”)	95.0%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	95.0%	Romania	Subsidiary
Sport Radio TV Media S.R.L (“Sport.ro”)	95.0%	Romania	Subsidiary
Campus Radio S.R.L.	19.0%	Romania	Equity-Accounted Affiliate
Media Pro Management S.A. (“MP Management”)	8.7%	Romania	Cost investment
Media Pro B.V.	10.0%	Netherlands	Cost investment

CME Slovak Holdings B.V.	100.0%	Netherlands	Subsidiary
A.R.J., a.s.	100.0%	Slovak Republic	Subsidiary
MARKIZA-SLOVAKIA spol. s r.o. (“Markiza”)	100.0%	Slovak Republic	Subsidiary
MEDIA INVEST, spol. s r.o.	100.0%	Slovak Republic	Subsidiary

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate

A.D.A.M. a.s.	100.0%	Slovak Republic	Subsidiary (in liquidation)
GAMATEX spol. s r.o.	100.0%	Slovak Republic	Subsidiary (in liquidation)
EMAIL.SK s.r.o.	80.0%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.5%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.0%	Slovenia	Subsidiary
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Slovenia	Subsidiary
POP TV d.o.o. (“Pop TV”)	100.0%	Slovenia	Subsidiary
TELEVIDEO d.o.o. (“Televideo”)	100.0%	Slovenia	Subsidiary
Kanal A d.o.o. (“Kanal A”)	100.0%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.0%	Slovenia	Equity-Accounted Affiliate

International Media Services Ltd.	100.0%	Bermuda	Subsidiary
CME Ukraine Holding GmbH	100.0%	Austria	Subsidiary
Innova Film GmbH	100.0%	Germany	Subsidiary
CME Cyprus Holding Ltd.	100.0%	Cyprus	Subsidiary
TV Media Planet Ltd.	100.0%	Cyprus	Subsidiary
1+1 Production	100.0%	Ukraine	Subsidiary
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Ukraine	Subsidiary
Ukrainian Media Services LLC	99.9%	Ukraine	Subsidiary
Grizard Investments Limited.	100.0%	Cyprus	Subsidiary
Grintwood Investments Limited	100.0%	Cyprus	Subsidiary
CME Ukraine Holding B.V.	100.0%	Netherlands	Subsidiary
Ukrpromtorg-2003 LLC (“Ukrpromtorg”)	100.0%	Ukraine	Subsidiary
Gravis-Kino LLC (“Gravis-Kino”)	100.0%	Ukraine	Subsidiary
Nart LLC	100.0%	Ukraine	Subsidiary
TV Stimul LLC (“TV Stimul”)	100.0%	Ukraine	Subsidiary
TOR LLC (“Tor”)	100.0%	Ukraine	Subsidiary
ZHYSA LLC (“Zhysa”)	100.0%	Ukraine	Subsidiary
Glavred-Media LLC (“Glavred”)	10.0%	Ukraine	Cost Investment

Central European Media Enterprises N.V.	100.0%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.0%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.0%	Netherlands	Subsidiary
CME Programming B.V.	100.0%	Netherlands	Subsidiary
CME Production B.V. (“CME Production”)	100.0%	Netherlands	Subsidiary
CME Development Financing B.V.	100.0%	Netherlands	Subsidiary
CME Development Corporation	100.0%	Delaware (USA)	Subsidiary
CME Media Services Limited	100.0%	United Kingdom	Subsidiary
CME SR d.o.o.	100.0%	Serbia	Subsidiary

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

We own a 95.0% interest in each of Pro TV, MPI and Media Vision, a production, dubbing and subtitling company.  The remaining shares of each of these companies are owned by companies or individuals associated with, Adrian Sarbu, our President and Chief Executive Officer.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels.

We currently own 10.0% of Media Pro B.V. and 8.7% of Media Pro Management S.A., the parent companies of the Media Pro group of companies (“Media Pro”). Media Pro comprises a number of companies with operations in the fields of production, distribution, publishing, information, printing, cinema and entertainment in Central and Eastern Europe. On July 27, 2009, we entered into a framework agreement with MP Management, Media Pro B.V. (“MP BV”) and Mr. Sarbu, pursuant to which we will acquire the entertainment businesses of Media Pro.  We expect the transaction to close during the fourth quarter of 2009 (see Note 20, “Commitments and Contingencies: Media Pro Transaction”).

Slovak Republic

We operate a national television channel in the Slovak Republic, TV MARKIZA and a female-orientated cable channel, DOMA, which we launched on August 31, 2009. We own 100.0% of Markiza, which holds the national terrestrial broadcast license for TV MARKIZA and operates DOMA.

Slovenia

We operate two national television channels in Slovenia, POP TV and KANAL A and one regional television channel, TV PIKA. We increased our ownership in TV PIKA from 20.0% to 100.0% on September 2, 2009 (see Note 3, “Acquisitions and Disposals”).  We own 100.0% of Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, Kanal A, which holds the licenses for the KANAL A channel and Televideo, which holds the licenses for the TV PIKA channel.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine

We operate one national television channel in Ukraine, STUDIO 1+1, and KINO, a network of regional channels. We hold a 100.0% interest in each of Studio 1+1, which holds the license for and operates the STUDIO 1+1 channel, and Gravis-Kino, the license holder for the KINO channel. On July 2, 2009 we entered into an agreement with Igor Kolomoisky, a shareholder and a member of our Board of Directors, and of the Supervisory Boards of Studio 1+1 and 1+1 Production, pursuant to which we will sell him 49.0% of our interest in Studio 1+1 and Gravis-Kino and combine those operations with the operations of the TET TV channel in Ukraine (see Note 20, “Commitments and Contingencies: Ukraine Transaction”).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three and nine months ended September 30, 2009 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as updated for certain accounting changes by our current report on Form 8-K filed on July 6, 2009.  Our significant accounting policies have not changed since December 31, 2008, except as noted below.

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

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

FASB Codification project

On July 1, 2009 we adopted FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168 (ASC 205)”). FAS 168 (ASC 105) became the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. FAS 168 (ASC 205) reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. For convenience, references to pre-codification standards have been retained in this filing but are accompanied parenthetically by a reference to the appropriate section in the Accounting Standards Codification™ (“ASC”, “the Codification”). In future filings, commencing with those for the 2010 fiscal year, all references to authoritative accounting literature will be in accordance with the Codification only.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Noncontrolling Interests

On January 1, 2009, we adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“FAS 160, (ASC 810)”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 (ASC 810) clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 (ASC 810) also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 (ASC 810) also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

On adoption of FAS 160 (AS 810) we began to attribute the net losses of our Bulgaria operations to the holders of the noncontrolling interest. This resulted in a reduction to the net loss attributable to CME Ltd. in accordance with paragraph 15 of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51 (ASC 810)”). We had previously not attributed these losses because it would have resulted in a deficit noncontrolling interest. Had we continued to apply the previous requirements of ARB 51 (ASC 810), the impact on consolidated net income attributable to the Company and earnings per share would have been as follows:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Net income / (loss) attributable to CME Ltd. as reported	$(21,550)	$(41,907)
Deduct: noncontrolling interest income recognized since the adoption of FAS 160 (ASC 810)	(2,926)	(7,373)
Pro Forma net income / (loss)	$(24,476)	$(49,280)
Net loss per share – Basic (As reported)	$(0.35)	$(0.81)
Net loss per share – Basic (Pro Forma)	$(0.40)	$(0.95)
Net loss per share – Diluted (As reported)	$(0.35)	$(0.81)
Net loss per share – Diluted (Pro Forma)	$(0.40)	$(0.95)

Other than the increases in net losses for the three and nine months ended September 30, 2009 noted above, we reclassified certain prior period balances in our Consolidated Balance Sheet, Consolidated Statement of Operations and Statement of Shareholders’ Equity to reflect the new presentation requirements of FAS 160 (ASC 810) as shown below.

Convertible Debt

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1 (ASC 470)”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 (ASC 470) requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 (ASC 470) requires bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

FSP APB 14-1 (ASC 470) requires retrospective application; therefore we restated both opening shareholders’ equity in 2009 and comparative amounts for 2008 in all primary financial statements in 2009 to reflect revised equity and liability balances on issuance of our Convertible Notes (as defined herein) of US$ 108.1 million (net of allocated acquisition costs) and US$ 364.2 million, respectively.

The impact on the 2008 comparative amounts for the three and nine months ended September 30, 2008 of the adoption of both FSP APB 14-1 (ASC 470) and FAS 160  (ASC 810) was as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

		Impact of adopting
	As reported	FSP APB 14-1 (ASC 470)	FAS 160 (ASC 810)	Other Adjustments (1)	As Adjusted
Consolidated Statement of Operations
	For the Three Months Ended September 30, 2008
Interest expense	$(17,947)	$(4,196)	$-	$ 16	$(22,127)
Minority interest in income of consolidated subsidiaries (2)	644	-	(379)	-	265
Net income	$(14,755)	$(4,196)	$(379)	$ -	$(19,330)

Net income per share
Net income (Basic)	$(0.35)	$(0.09)	(0.01)	$ -	$(0.45)
Net income (Diluted)	$(0.35)	$(0.09)	(0.01)	$ -	$(0.45)
	For the Nine Months ended September 30, 2008
Interest expense	$(50,337)	$(9,417)	$-	$ 52	$(59,702)
Minority interest in income of consolidated subsidiaries (2)	(1,761)	-	254	-	(1,507)
Net income	$67,744	$(9,417)	$254	$ -	$58,581

Net income per share
Net income (Basic)	$1.60	$(0.22)	$0.01	$ -	$1.38
Net income (Diluted)	$1.58	$(0.22)	$0.01	$ -	$1.37
	As at December 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1 (ASC 470)	FAS 160 (ASC 810)	Other Adjustments (1)	As Adjusted
Consolidated Balance Sheet
Other current assets	$98,725	$(639)	$-	$ 21)	$97,265
Other non-current assets	20,743	(1,478)	-	-	19,265
Senior Debt	1,024,721	(96,196)	-	-	928,525
Additional paid-in capital	1,018,532	108,085	-	-	1,126,617
Accumulated deficit	(224,086)	(14,006)	1,256	-	(236,836)
Accumulated Other Comprehensive Income	$203,346	$-	$(1,256)	$ -	$202,090

(1) We made certain reallocations during the year ended December 31, 2008 to recognize our CITI channel as a discontinued operation, which had no impact on net income. These reclassifications were made in all periods in our financial statements for the year ended December 31, 2008 but were not reflected in our condensed consolidated financial statements for the quarterly period ended September 30, 2008. In addition, we recognized US$ 288.0 million of restricted cash and cash equivalents at September 30, 2009. Accordingly, we reclassified US$ 0.8 million of restricted cash and cash equivalents that had been included within other assets at September 30, 2008.

(2) As required by FAS 160 (ASC 810), minority interest in income of consolidated subsidiaries was renamed “Net income attributable to noncontrolling interests”. We also reclassified the associated Minority Interest account in the consolidated balance sheet into Shareholders’ Equity and renamed it “Noncontrolling interests”.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Business Combinations

On January 1, 2009, we adopted FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R) (ASC 805)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) (ASC 805) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) (ASC 805) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) (ASC 805) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) (ASC 805) are largely prospective, its adoption did not have a material impact on our financial position or results of operations. However, we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization is prohibited under FAS 141(R) (ASC 805).

On January 1, 2009, we adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7 (ASC 350)”). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7 (ASC 350), a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 (ASC 350) was effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3 (ASC 350)”) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) (ASC 350), especially where the underlying arrangement includes renewal or extension terms. The FSP was effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 (ASC 350) did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6 (ASC 323)”) which addresses certain effects of FAS 141(R) (ASC 805) and FAS 160 (ASC 810) on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 (ASC 323) is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

Derivative Disclosure

On January 1, 2009, we adopted FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161 (ASC 815)”) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 (ASC 815) requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted  for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133 (ASC 815)”), and what impact they have on financial position, results of operations and cash flows. FAS 161 (ASC 815) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 (ASC 815) did not have a material impact on our financial position or results of operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Subsequent Events

In May 2009, the FASB issued, and we adopted, FASB Statement No. 165, “Subsequent Events” (“FAS 165 (ASC 855)”). FAS 165 (ASC 855) stipulates the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date including a requirement to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FAS 165 (ASC 855) was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 (ASC 855) did not have a material impact on our financial position and results of operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166 (ASC 860)”). FAS 166 removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS 140 (ASC 860)”) and removes the exception from applying FASB Interpretation No. 46 (revised, December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R) (ASC 810)”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 (ASC 860) is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167 (ASC 810)”). FAS 167 (ASC 810) amends FIN 46(R) (ASC 810) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 (ASC 810) is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited. We are currently evaluating the impact of adopting this standard on our financial position or results of operations.

3.  ACQUISITIONS AND DISPOSALS

Slovenia

Acquisition of Televideo

On September 2, 2009 we acquired the remaining 80% of Televideo for cash consideration of EUR 1.2 million (approximately US$ 1.7 million at the date of acquisition). Televideo operates the TV PIKA channel, a female-orientated general cable channel. In connection with this transaction we provisionally allocated EUR 0.2 million (approximately US$ 0.3 million) to trademarks and EUR 1.7 million (approximately US$ 2.4 million) to goodwill.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine

Acquisition of KINO noncontrolling interest

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining noncontrolling interests in our channels, we reached an agreement with our minority partners to acquire 100.0% of the KINO channel and to transfer to them our interest in the CITI channel, a local station that broadcasts in the Kiev region. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis LLC (“Gravis”), which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg and Gravis-Kino and selling to them for a de minimis amount our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. The total consideration paid by us for these interests was US$ 10.0 million, including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009. In addition, on February 10, 2009, we acquired from an entity controlled by Alexander Tretyakov, our former partner in KINO and CITI, a 10.0% ownership interest in Glavred for US$ 12.0 million. Glavred owns a number of websites and print publications as well as a radio station. Igor Kolomoisky indirectly holds a 50% interest in Glavred. The remaining 40% is owned by Mr. Tretyakov.

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under FAS 160 (ASC 810). Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

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

Goodwill:

Goodwill by reporting unit as at September 30, 2009 and December 31, 2008 is summarized as follows:

	Balance, December 31, 2008	Additions	Impairment charge	Foreign currency movement	Balance, September 30, 2009

Croatia	$739	$-	$-	$38	$777
Czech Republic	888,936	-	-	112,191	1,001,127
Romania	72,336	-	-	(700)	71,636
Slovak Republic	61,642	-	-	2,384	64,026
Slovenia	17,388	2,439	-	907	20,734
Total	$1,041,041	$2,439	$-	$114,820	$1,158,300

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at September 30, 2009 and December 31, 2008 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2008	$59,856	$282,058	$97,047	$68,280	$7,491	$514,732
Additions	-	-	293	-	-	293
Impairment	-	(75,788)	(76)	-	(4,882)	(80,746)
Amortization	-	(9,924)	(106)	(5,393)	(628)	(16,051)
Foreign currency movements	36	(5,490)	(8,155)	2,251	(361)	(11,719)
Balance, September 30, 2009	$59,892	$190,856	$89,003	$65,138	$1,620	$406,509

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews.  The licenses in Ukraine have economic useful lives between, and are amortized on a straight-line basis over, two and eighteen years.  Licenses in the Czech Republic have an economic useful life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Gross value	$461,731	$549,140
Accumulated amortization	(115,114)	(94,264)
Net book value of amortized intangible assets	$346,617	$454,876
Indefinite-lived broadcast licenses	59,892	59,856
Total broadcast licenses and other intangible assets, net	$406,509	$514,732

Impairment of Goodwill, indefinite-lived intangible assets and long-lived assets:

Summary.

We recognized no impairment charges in respect of goodwill or long-lived assets in the three months ended September 30, 2009, nor in the three or nine months ended September 30, 2008. We recognized the following charges in the nine months ended September 30, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment.

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year under FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142 (ASC 350)”).  Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level under FASB Statement No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“FAS 144 (ASC 360)”) when there is an indication that they may be impaired.

Whenever events occur which suggest any assets in a reporting unit may be impaired an evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. Outside our annual review, there are a number of factors which could trigger an impairment review and these could include:

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

Although we perform regular annual impairment reviews in the fourth quarter of each year, most recently in the fourth quarter of 2008, a number of events have occurred since then that suggest further impairments may have occurred, including:

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

All of these factors were felt most acutely in the first quarter of 2009. The second quarter saw a slight improvement in some macro economic indicators, which continued in the third quarter.

During the three months ended March 31, 2009, the price of our Class A common stock decreased from a high of US$ 22.70 per share to a low of US$ 4.86 per share. In addition, when we updated our medium and long-term forecast models at March 31, 2009, we determined that the forecast future cash flows of all of our stations had decreased compared to our previous estimates. We concluded that together these two events constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to review them for impairment again under FAS 142 (ASC 350) and FAS 144 (ASC 360) (the “first quarter impairment review”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Although the price of our Class A common stock recovered during the three months ended June 30, 2009, the financial performance of our stations continued to decline, which caused us to revise our medium and long-term forecast models once more. We concluded that this constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to perform a third impairment review (the “second quarter impairment review”).

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

In the three months ended September 30, 2009, market participants’ sentiment about the future economic performance of our markets in general, and our ability to capitalize on our competitive position in particular, appeared to improve. At the same time, the financial performance of our stations began to stabilize and the price of our Class A common stock increased by 74% during the quarter. We therefore concluded that there were no indicators of further impairment and it was not necessary to perform a new impairment review. As is required by FAS 142 (ASC 350), we will perform our annual impairment review in the fourth quarter irrespective of whether the current, more favorable, conditions persist.

Bulgaria

We revised our estimates of future cash flows in our Bulgaria operations at the time of the first quarter impairment review to reflect our revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the PRO.BG asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil.

Czech Republic

In the first quarter impairment review, we concluded that our Czech Republic reporting unit passed the first stage of the impairment test for goodwill, but that its fair value had declined significantly since we tested it for impairment in the fourth quarter of 2008 and was very close to the carrying value. This decline in value was due to reductions in our cash flow forecasts to reflect the fact that uncertainties over the macro economic environment had caused international advertisers to become increasingly reluctant to make spending commitments. This reluctance caused a contraction in the overall size of the advertising market which manifested itself as a worse-than-expected decline in both the level of advertising inventory our operations were able to sell and the prices at which it could be sold.

In the second quarter impairment review we concluded that the fair value of the reporting unit had increased marginally, while the carrying value of the reporting unit had reduced, resulting in a higher excess of fair value over carrying value. The main reason for the increase in the fair value of the reporting unit was a reduction in the cost of capital applied to reflect a slightly lower perceived risk among investors in investing in the Czech Republic, which in turn reflected marginally more encouraging macro economic conditions in the Czech Republic in the second quarter of 2009 in comparison with the first quarter. This slight improvement in discount factor was commensurate with the higher average price for our Class A common stock in the second quarter of 2009 than the first quarter. The improvement in discount factor was partially offset by slight downward revisions to our expectations of cash flows for our Czech Republic operations to reflect their continuing decline in financial performance in the first half of 2009.

Notwithstanding these conclusions, if the operating environment in the Czech Republic continues to deteriorate, and this deterioration indicates that we should make small adverse changes to our long-term assumptions, or the return required by investors increases, it is likely that we would have to impair some or all of the goodwill in our Czech Republic reporting unit.

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

Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro economic environment in general and the advertising market and our share of it in particular. While this has involved an appreciation of historical trends we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with local management.

At present, future macro economic developments in our markets are still uncertain. There are a wide range of economic forecasts which generally anticipate continued declines in the size of television advertising markets in the countries in which we operate before they begin to recover for the remainder of 2009. Some of the key assumptions underpinning these forecasts include the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash flows we take into account all available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

For those reporting units with goodwill, at September 30, 2009, the following compound cash flow growth rates are necessary to avoid recording a goodwill impairment charge. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting unit	Break even growth rate (%) (1)	Growth rate currently implied (%) (1)
Croatia	9.7%	10.9%
Czech Republic	4.4%	5.5%
Romania	17.0%	22.8%
Slovak Republic	8.0%	11.7%
Slovenia	1.2%	11.1%

(1) Break-even and implied growth rates are calculated by applying a constant annual growth rate to current year cash flow forecasts, with all other variables constant, such that the net present value of all future cash flows equals the carrying value of the reporting unit’s assets for the break-even rate or our estimate of the fair value of the reporting unit for the rate currently implied. Such rates do not indicate our expectation of cash flow growth in any given year, nor are they necessarily comparable with actual growth rates achieved in previous years.

In evaluating our goodwill, indefinite-lived intangible assets and long-lived assets for impairment we use the following valuation methods

Measurement	Valuation Method
Recoverability of cash flows	Undiscounted future cash flows
Fair value of broadcast licenses	Build-out method
Fair value of trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

In all cases, each method involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions, and the extent to which they changed between the first quarter impairment review and the second quarter impairment review are discussed below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country’s macro economic environment. The costs of capital that we have applied in all reporting units since the end of 2008 have been very high compared to historic levels, which we believe represents a fundamental re-pricing of the perceived risk of investing in emerging markets. We observed a reduction in costs of capital between the first quarter impairment review and the second quarter impairment review in response to reductions in the CRP, which have decreased across emerging market economies due to a narrowing of the relative spread between yields on developed and emerging market debt, as the risk differential between these is perceived by market participants to have diminished. The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the first quarter impairment review and the second quarter impairment review and the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying values (with all other assumptions constant):

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

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our second quarter impairment review, we reduced our forecast of the absolute size of the television advertising markets compared to the first quarter impairment review, but now expect the rate of growth to be higher when markets begin to recover.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In general, in the second quarter impairment review we forecast that our levels of market share will be comparable to, or slightly higher than we assumed in the first quarter impairment review to reflect recent improvements in our audience share.

•
Forecast operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each station, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. With the exception of the Czech Republic, where costs reduced, in the second quarter impairment review we forecast that operating costs will be comparable or slightly higher in comparison with our assumptions in the first quarter impairment review, to reflect the increased EBITDA margins we had experienced in some operations compared to previous forecasts as we have reduced costs.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The table below shows whether an adverse change of less than 10.0% in any of these assumptions would result in additional impairments based on the second quarter impairment review. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically.

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

Potential future charges.

Although we considered all current information when we calculated our impairment charge for the nine months ended September 30, 2009, if our cash flow forecasts for our operations deteriorate still further, or costs of capital increase, it is probable that we will have to recognize additional impairment charges in future periods.

5.  SENIOR DEBT

Our senior debt comprised the following as at September 30, 2009 and December 31, 2008:

	Carrying Value		Fair Value
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

EUR 440.0 million 11.625% Senior Notes	$650,202	$-	$663,621	$-
EUR 245.0 million 8.25% Senior Notes (Note 24)	-	340,966	-	233,562
EUR 150.0 million Floating Rate Senior Notes	219,645	208,755	174,618	125,253
USD 475.0 million 3.50% Senior Convertible Notes	393,001	378,804	408,500	230,375
	$1,262,848	$928,525	$1,246,739	$589,190

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 292.9 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional tranche of EUR 240.0 million Senior Notes due 2016 (approximately US$ 351.4 million) at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On May 16, 2007, we issued EUR 150.0 million of floating rate senior notes (the “Floating Rate Notes”, and collectively with the 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (The applicable rate at September 30, 2009 was 3.104%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.  The carrying value of the Convertible Notes as at December 31, 2008 has been adjusted to reflect the impact of the adoption of FSP APB 14-1 (ASC 470) (see Note 2, “Summary of Significant Accounting Policies, Convertible Debt”).

Fixed Rate Notes

2009 Fixed Rate Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at September 30, 2009 was calculated by multiplying the outstanding debt by the traded market price.

The 2009 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2009 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 22, “Restricted and Unrestricted Subsidiaries”) .

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2009 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2009 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2009 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

The 2009 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Fixed Rate Notes Redemption Price

September 15, 2013 to September 14, 2014	105.813%
September 15, 2014 to September 14, 2015	102.906%
September 15, 2015 and thereafter	100.000%

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2009 Fixed Rate Notes but as they are considered clearly and closely related to the 2009 Fixed Rate Notes, they are not accounted for separately. We have included the net issuance premium within the carrying value of the 2009 Fixed Rate Notes and are amortizing it through interest expense using the effective yield method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at September 30, 2009 and December 31, 2008 was equal to the outstanding debt multiplied by the traded market price.

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

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at September 30, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2009, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”), 1,583,333 shares, from BNP Paribas (“BNP”), 1,583,333 shares and from Deutsche Bank Securities Inc. (“DB”), 1,357,144 shares. The amount of shares corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

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

At the date of purchase, we determined that all of these capped call options met the definition of an equity instrument within the scope of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19 (ASC 815)”) and consequently recognized them on issuance at fair value within additional paid-in capital. We believe that this classification is still correct with respect to the BNP and DB capped call options and have continued to recognize them within Shareholders’ Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Shareholders’ Equity.

We concluded that from September 16, 2008, upon delivery of the termination notice, the capped call options with Lehman OTC were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract means that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19 (ASC 815). Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC capped call options from additional paid-in capital to accumulated deficit to reflect this extinction. We further concluded that our claim did not meet the definition of an asset because the future benefit it embodied was not sufficiently probable and therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies” (ASC 450).

On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which has been recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations. See Note 20, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

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

Stock price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	-	-	-	$-
110.00	(205,628)	133,658	(71,970)	(7,917)
120.00	(565,476)	367,559	(197,917)	(23,750)
130.00	(869,963)	565,475	(304,488)	(39,583)
140.00	(1,130,951)	735,118	(395,833)	(55,417)
151.20	(1,382,274)	898,478	(483,796)	(73,150)
$ 200.00	(2,148,807)	679,248	(1,469,559)	$(293,912)

At September 30, 2009, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at September 30, 2009, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining capped call options with DB and BNP at September 30, 2009 was US$ 4.3 million.

On adoption of FSP APB 14-1 (ASC 470), we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately in all periods from March 10, 2008.

US$’000	Principal amount of liability component	Unamortized discount	Net carrying value	Equity Component
BALANCE, December 31, 2008	$(475,000)	$96,196	$(378,804)	$110,752
Amortization of debt issuance discount for the six months ended June 30, 2009	-	(9,408)	(9,408)	-
Amortization of debt issuance discount for the three months ended September 30, 2009	-	(4,789)	(4,789)	-
BALANCE, September 30, 2009	$(475,000)	$81,999	$(393,001)	$110,752

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

6.  RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents comprised the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Corporate	$287,196	$-
Slovenia	805	821
Total restricted cash and cash equivalents	$288,001	$821

On September 29, 2009 we issued a redemption notice for our outstanding 8.25% Senior Notes due 2012 (the “2005 Fixed Rate Notes”) and deposited EUR 196.1 million (approximately US$ 287.2 million) of cash that we received upon the issuance of new Senior Notes, representing the redemption price plus all interest that will be payable on the settlement date, in an account with the trustee for the 2005 Fixed Rate Notes. This cash will be paid to the holders of the 2005 Fixed Rate Notes on October 29, 2009 (see Note 24, “Senior Notes Being Redeemed”).

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Third-party customers	$159,167	$227,253
Less allowance for bad debts and credit notes	(17,442)	(14,663)
Related parties	14,894	8,913
Less allowance for bad debts and credit notes	(654)	(53)
Total accounts receivable	$155,965	$221,450

At September 30, 2009, CZK 261.7 million (approximately US$ 15.2 million) (December 31, 2008: CZK 820.7 million, US$ 47.8 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11, “Credit Facilities and Obligations under Capital Leases”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Current:
Prepaid programming	$54,120	$54,301
Productions in progress	17,218	14,080
Other prepaid expenses	11,796	7,286
Income taxes recoverable	10,849	1,216
Deferred tax	12,242	5,898
Capitalized debt costs	4,099	4,636
VAT recoverable	2,910	3,460
Assets held for sale	-	5,484
Other	906	904
Total other current assets	$114,140	$97,265

	September 30, 2009	December 31, 2008
Non-current:
Capitalized debt costs	$21,816	$13,282
Deferred tax	13,156	2,108
Productions in progress	4,749	-
Loans to related parties	5,168	-
Other	2,857	3,875
Total other non-current assets	$47,746	$19,265

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Land and buildings	$105,486	$92,422
Station machinery, fixtures and equipment	215,922	190,090
Other equipment	34,353	35,470
Software licenses	35,716	30,219
Construction in progress	9,871	11,292
Total cost	$401,348	$359,493
Less: Accumulated depreciation	(194,523)	(152,826)
Total net book value	$206,825	$206,667
Assets held under capital leases (included in the above)
Land and buildings	$6,160	$5,855
Station machinery, fixtures and equipment	1,702	1,917
Total cost	7,862	7,772
Less: Accumulated depreciation	(1,974)	(1,644)
Net book value	$5,888	$6,128

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable	$28,222	$35,778
Programming liabilities	46,664	44,251
Duties and other taxes payable	21,911	22,635
Accrued staff costs	13,438	27,318
Accrued interest payable	14,293	10,531
Income taxes payable	1,129	7,399
Accrued production costs	7,522	6,531
Accrued legal contingencies	3,084	5,728
Accrued legal and professional fees	5,270	430
Authors’ rights	5,751	4,734
Other accrued liabilities	16,541	9,550
Total accounts payable and accrued liabilities	$163,825	$174,885

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at September 30, 2009 and December 31, 2008:

		September 30, 2009	December 31, 2008
Credit facilities:
Corporate	(a) – (b)	$-	$57,180
Czech Republic	(c) – (e)	84,410	12,923
Romania	(f)	-	104
Slovak Republic	(g)	-	-
Slovenia	(h)	32,976	-
Ukraine	(i)	-	172
Total credit facilities		$117,386	$70,379

Capital leases:
Bulgaria operations, net of interest		$734	$689
Romania operations, net of interest		104	289
Slovak Republic operations, net of interest		-	36
Slovenia operations, net of interest		3,627	3,867
Total capital leases		$4,465	$4,881

Total credit facilities and capital leases		$121,851	$75,260
Less current maturities		(33,489)	(36,502)
Total non-current maturities		$88,362	$38,758

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 146.4 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 73.2 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) each participated in the EBRD Loan for EUR 37.5 million (approximately US$ 54.9 million). On September 17, 2009 we repaid the full EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding under both facilities and simultaneously terminated both agreements. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

(b) We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.6 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at September 30, 2009, the full EUR 10.0 million (approximately US$ 14.6 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

As at September 30, 2009, the net deposits and drawing of each of our operations in the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	$10,139	$-
Czech Republic	643	-
Croatia	-	-
Romania	-	-
Slovakia	6,282	-
Slovenia	29	-
Ukraine	1,425	-
Total	$18,518	$-

Czech Republic

(c) As at September 30, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 69.9 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 3.56% applied to the balance outstanding at September 30, 2009 and is based on PRIBOR. A non-utilization fee of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(d) As at September 30, 2009, CZK 250.0 million (approximately US$ 14.6 million), the full amount of the facility, had been drawn by CET 21 under a working capital facility agreement with CS with a maturity date of December 31, 2010. The facility bears interest at three-month PRIBOR plus 1.65%, a rate of 3.56% applied to the balance outstanding under this facility at September 30, 2009. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at September 30, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 17.5 million) factoring facility with FCS available until September 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Romania

(f) As at September 30, 2009, our Romania operations repaid US$ 11.0 thousand drawn from the BMG cash pool.

Slovak Republic

(g) As at September 30, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.8 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR + 2.0%.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Slovenia

(h) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 54.9 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with the remaining 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of CME Media Enterprises B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. A rate of 3.09% applied at September 30, 2009.  As at September 30, 2009, the full EUR 22.5 million (approximately US$ 33.0 million) still available for drawing under this revolving facility had been drawn.

Ukraine

(i) Our Ukraine operations repaid US$ 0.2 million drawn from the BMG cash pool during the nine months ended September 30, 2009.

Total Group

At September 30, 2009, the maturity of our debt (including the carrying value of our Senior Notes and Convertible Notes) was as follows:

2009	$-
2010	117,386
2011	-
2012	-
2013	393,001
2014 and thereafter	869,847
Total	$1,380,234

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at September 30, 2009:

2009	$193
2010	746
2011	643
2012	597
2013	1,581
2014 and thereafter	1,462
$5,222
Less: amount representing interest	(757)
Present value of net minimum lease payments	$4,465

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

12.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Current:
Deferred revenue	$27,481	$7,684
Consideration payable – Bulgaria	-	4,500
Consideration payable – Czech Republic	1,571	-
Consideration payable - Romania	-	724
Consideration payable - Slovenia	1,318	-
Dividends payable to minority shareholders in subsidiaries	26	-
Onerous contracts	251	1,994
Deferred tax	192	177
Liabilities held for sale	-	2,207
Other	126	-
Total other current liabilities	$30,965	$17,286

	September 30, 2009	December 31, 2008
Non-current:
Deferred tax	$77,322	$89,126
Program rights	12,156	9,922
Fair value of derivatives	14,326	9,882
Consideration payable – Czech Republic	-	1,396
Income taxes payable	1,135	1,070
Other	224	819
Total other non-current liabilities	$105,163	$112,215

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB Statement No. 157 “Fair Value Measurements” (“FAS 157 (ASC 820)”) establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 (ASC 820) are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At September 30, 2009, we had no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are the following currency swap agreements:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 622.9 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 550.4 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 5, “Senior Debt”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FAS 133 (ASC 815) and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

We value our currency swap agreements using an industry-standard currency swap pricing model which calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to level 2 of the FAS 157 (ASC 820) fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instrument, are readily observable.

The fair value of these instruments as at September 30, 2009, was a US$ 14.3 million liability, which represented an increase of US$ 4.4 million from the US$ 9.9 million liability as at December 31, 2008. This was recognized as a derivative loss in the Condensed Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.  SHAREHOLDERS’ EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at September 30, 2009 and December 31, 2008.  None were issued and outstanding as at September 30, 2009 and December 31, 2008.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2009 and December 31, 2008.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On May 18, 2009, we issued 14.5 million shares of Class A Common Stock at a price of US$ 12.00 per share and 4.5 million shares of Class B Common Stock at a price of US$ 15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price of US$ 241.5 million.

On September 28, 2009, the general partner of CME Holdco L.P., the holder of approximately 6.3 million shares of Class B common stock and 60,000 shares of Class A common stock, issued a notice of dissolution to the partners informing them that it intended to dissolve the partnership and distribute its assets pursuant to the terms of the partnership agreement. Due to the ownership restrictions with respect to shares of Class B common stock as set forth in our bye-laws, a certain amount of shares of Class B common stock will be converted to shares of Class A common stock prior to the distribution of the partnership assets.  We anticipate that Ronald Lauder and certain entities associated with Mr. Lauder  (the "Lauder Entities") will receive approximately 3.2 million shares of Class B common stock and 30 thousand shares of Class A common stock in the distribution and that Adele (Guernsey) L.P., a fund affiliated with Apax Partners, will receive approximately 3.1 million shares of Class A common stock.  Assuming that the Lauder Entities elect to receive their pro rata share of the partnership assets in shares of Class B common stock, following the distribution, which is expected to occur before the end of the fourth quarter of 2009, there will be approximately 7.7 million shares of Class B common stock and 53.6 million shares of Class A common stock outstanding.

15.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Stock-based compensation charged	$1,606	$1,736	$4,638	$5,540
Income tax benefit recognized	86	139	369	452

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Under the provisions of FASB Statement No. 123 (revised, December 2004), “Share-Based Payment” (“FAS 123(R) (ASC 718)”), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2009 Option Grants

Pursuant to the Amended and Restated Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to members of staff, members of executive management and members of our Board of Directors during the nine months ended September 30, 2009.

The exercise price of the options granted ranges from US$ 17.52 to US$ 36.44 per share.  The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Weighted-average fair value ($/share)
May 15, 2009	120,000	1.30	3.00	62.40	0.00	$7.38
May 15, 2009	353,875	1.30	3.75	57.50	0.00	7.65
May 29, 2009	33,000	1.42	3.75	58.14	0.00	8.28
June 19, 2009	5,000	1.84	3.00	62.87	0.00	8.28
July 30, 2009	160,000	1.73	5.25	53.60	0.00	10.06
September 15, 2009	5,000	1.49	3.00	63.95	0.00	14.95
September 16, 2009	10,000	1.55	3.00	64.03	0.00	$15.83

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the nine months ended September 30, 2009 was US$ 8.15 per option.  In accordance with FAS 123(R) (ASC 718), the fair value of the option grants made in the nine months ended September 30, 2009 (less expected forfeitures) of US$ 5.6 million is being recognized as an expense in the consolidated statement of operations over the requisite service period of the awards.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

A summary of option activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,439,042	$50.81	6.17	$1,458
Granted	686,875	18.62	-	-
Exercised	-	-	-	-
Forfeited	(75,667)	53.47	-	-
Outstanding at September 30, 2009	2,050,250	$39.93	5.51	$19,414
Vested or expected to vest	1,886,684	40.57	5.46	17,591
Exercisable at September 30, 2009	962,375	$46.27	4.55	$6,749

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 8.5 million at January 1, 2009.  In the nine months ended September 30, 2009, tax benefits of US$ 0.6 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.3 million of transfers related to the write-off of deferred tax assets arising upon forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2009 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of September 30, 2009.  This amount changes based on the fair value of our common stock.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was US$ nil and US$ 0.8 million, respectively.  As of September 30, 2009, there was US$ 10.4 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.9 years.  Proceeds received from the exercise of stock options were US$ nil and US$ 1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

16.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income / (loss) from continuing operations attributable to CME Ltd. shareholders	$(21,550)	$(18,304)	$(41,645)	$61,115
Net loss from discontinued operations	-	(1,026)	(262)	(2,534)
Net income / (loss) attributable to CME Ltd. shareholders	(21,550)	(19,330)	(41,907)	58,581

Weighted average outstanding shares of common stock (000’s)	61,337	42,335	51,802	42,324
Dilutive effect of employee stock options (000’s)	-	-	-	449
Common stock and common stock equivalents (000’s)	61,337	42,335	51,802	42,773

Net income / (loss) per share:
Basic	$(0.35)	$(0.45)	$(0.81)	$1.38
Diluted	$(0.35)	$(0.45)	$(0.81)	$1.37

At September 30, 2009, 1,112,264 (December 31, 2008: 877,625) stock options were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at September 30, 2009.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

17.  INTEREST EXPENSE

Interest expense comprised the following for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Interest on Senior Notes (1)	$11,474	$11,232	$30,221	$34,191
Interest on Convertible Notes	4,156	4,156	12,468	9,282
Interest on EBRD loan	1,093	-	3,921	-
Interest on capital leases	82	108	184	299
Other interest and fees	1,122	1,149	3,121	2,955
	$17,927	$16,645	$49,915	$46,727

Amortization of capitalized debt issuance costs	1,144	1,125	3,434	3,216
Amortization of issuance discount on Convertible Notes	4,789	4,357	14,197	9,759
Loss on extinguishment of debt	3,377	-	3,377	-
	$9,310	$5,482	$21,008	$12,975

Total interest expense	$27,237	$22,127	$70,923	$59,702

(1) Interest on Senior Notes includes interest on our 2005 Fixed Rate Notes (See Note 24, “Senior Notes Being Redeemed”).

Interest expense for the three and nine months ended September 30, 2008 reflects the impact of adopting FSP APB 14-1 (ASC 470) retrospectively (see Note 2, “Summary of Significant Accounting Policies, Convertible Debt”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

18.  SEGMENT DATA

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

Below are tables showing our Net Revenues, EBITDA, depreciation, amortization, impairment charges, operating (loss) / income and total assets by operation for the three and nine months ended September 30, 2009 and 2008 for Condensed Consolidated Statement of Operations data and as at September 30, 2009 and December 31, 2008 for Condensed Consolidated Balance Sheet data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Revenues (1)	2009	2008	2009	2008

Bulgaria (2)	$920	$462	$2,397	$462
Croatia	6,871	8,525	31,200	38,153
Czech Republic	53,778	72,602	181,456	270,730
Romania	36,088	59,281	120,622	197,119
Slovak Republic	19,306	24,795	68,106	88,126
Slovenia	11,272	14,231	43,741	58,392
Ukraine	6,247	20,705	14,366	75,451
Total Operating Segments	$134,482	$200,601	$461,888	$728,433
Corporate	-	-	-	-
Total	$134,482	$200,601	$461,888	$728,433

(1) All net revenues are derived from external customers.  There are no inter-segmental revenues.

(2) We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EBITDA	2009	2008	2009	2008

Bulgaria (1)	$(12,346)	$(3,101)	$(29,702)	$(3,101)
Croatia	(3,622)	(5,401)	(1,362)	(6,448)
Czech Republic	17,767	31,405	81,201	146,454
Romania	6,638	20,116	29,196	81,785
Slovak Republic	(2,669)	5,847	6,714	28,958
Slovenia	(1,191)	2,153	9,094	17,359
Ukraine	(11,822)	(7,791)	(40,188)	(12,916)
Total Operating Segments	$(7,245)	$43,228	$54,953	$252,091
Corporate	(7,109)	(11,672)	(24,176)	(34,971)
Total	$(14,354)	$31,556	$30,777	$217,120

(1) We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Depreciation	2009	2008	2009	2008

Bulgaria (1)	$728	$56	$1,888	$56
Croatia	1,481	1,667	3,915	4,773
Czech Republic	4,550	5,163	12,306	14,312
Romania	3,043	3,320	8,715	8,916
Slovak Republic	1,951	1,608	5,424	4,556
Slovenia	1,604	1,437	4,532	4,232
Ukraine	487	729	1,521	2,191
Total Operating Segments	$13,844	$13,980	$38,301	$39,036
Corporate	135	222	811	649
Total	$13,979	$14,202	$39,112	$39,685

(1) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Amortization of intangible assets	2009	2008	2009	2008

Bulgaria (1)	$-	$1,300	$1,545	$1,300
Croatia	-	-	-	-
Czech Republic	2,862	6,009	7,898	17,422
Romania	600	894	1,770	2,665
Slovak Republic	1,245	1,333	3,577	3,840
Slovenia	-	-	-	-
Ukraine	410	663	1,261	836
Total Operating Segments	$5,117	$10,199	$16,051	$26,063
Corporate	-	-	-	-
Total	$5,117	$10,199	$16,051	$26,063

(1) We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Impairment charges	2009	2008	2009	2008

Bulgaria (1)	$-	$-	$81,843	$-
Croatia	-	-	-	-
Czech Republic	-	-	-	-
Romania	-	-	-	-
Slovak Republic	-	-	-	-
Slovenia	-	-	-	-
Ukraine	-	-	-	-
Total Operating Segments	$-	$-	$81,843	$-
Corporate	-	-	-	-
Total	$-	$-	$81,843	$-

(1) We acquired our Bulgaria operations on August 1, 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating income / (loss)	2009	2008	2009	2008

Bulgaria (1)	$(13,074)	$(4,457)	$(114,978)	$(4,457)
Croatia	(5,103)	(7,068)	(5,277)	(11,221)
Czech Republic	10,355	20,233	60,997	114,720
Romania	2,995	15,902	18,711	70,204
Slovak Republic	(5,865)	2,906	(2,287)	20,562
Slovenia	(2,795)	716	4,562	13,127
Ukraine	(12,719)	(9,183)	(42,970)	(15,943)
Total Operating Segments	$(26,206)	$19,049	$(81,242)	$186,992
Corporate	(7,244)	(11,894)	(24,987)	(35,620)
Total	$(33,450)	$7,155	$(106,229)	$151,372

(1) We acquired our Bulgaria operations on August 1, 2008.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)
Total assets (1):	September 30, 2009	December 31, 2008

Bulgaria	$20,705	$107,805
Croatia	49,290	50,431
Czech Republic	1,493,005	1,306,997
Romania	392,011	387,845
Slovak Republic	253,385	240,899
Slovenia	97,316	93,022
Ukraine	83,599	129,590
Total Operating Segments	$2,389,311	$2,316,589

Corporate	777,835	84,543

Total	$3,167,146	$2,401,132

Reconciliation to condensed consolidated balance sheets:
Assets held for sale (2)	-	5,484
Total assets	$3,167,146	$2,406,616

(1) Segment assets exclude any inter-company investments, loans, payables and receivables.
(2) Assets held for sale represent the CITI channel, which was disposed of in February 2009.

Long-lived assets (1):	September 30, 2009	December 31, 2008

Bulgaria	$6,825	$6,404
Croatia	13,094	13,450
Czech Republic	70,283	61,463
Romania	47,189	52,193
Slovak Republic	37,834	40,025
Slovenia	25,962	24,932
Ukraine	4,706	7,083
Total Operating Segments	$205,893	$205,550
Corporate	932	1,117

Total long-lived assets	$206,825	$206,667

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

19.  DISCONTINUED OPERATIONS

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

20.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At September 30, 2009, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

September 30, 2009

Bulgaria	$96,008
Croatia	36,778
Czech Republic	107,407
Romania	148,609
Slovak Republic	48,045
Slovenia	18,811
Ukraine	59,020
Total	$514,678

Of the amount shown in the table above, US$ 80.0 million is payable within one year.

b) Operating Lease Commitments

For the nine months ended September 30, 2009 and 2008 we incurred aggregate rent on all facilities of US$ 7.8 million and US$ 11.1 million, respectively.  Future minimum operating lease payments at September 30, 2009 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2009

2009	$1,820
2010	6,470
2011	5,101
2012	2,875
2013	3,094
2014 and thereafter	4,570
Total	$23,930

c) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu has the right to sell to us his remaining shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his remaining shareholding is exercisable from November 12, 2009, provided that we have not enforced a pledge over this shareholding which Mr. Sarbu granted as security for our right to put him our shareholding in Media Pro. As at September 30, 2009, we consider the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

d) Media Pro Transaction

On July 27, 2009, CME Production and CME Romania B.V., two wholly-owned subsidiary holding companies, entered into a framework agreement (the “Framework Agreement”) with MP Management, MP BV and Adrian Sarbu.  Mr. Sarbu is the controlling shareholder of MP Management and MP BV and is guaranteeing the performance and obligations of MP Management and MP BV under the Framework Agreement.  Pursuant to the Framework Agreement, CME Production will acquire the Media Pro Entertainment business (as defined below) from MP Management and MP BV. The “Media Pro Entertainment business” consists of 100% of each of Media Pro Pictures S.A. (“Media Pro Pictures”), Pro Video s.r.l., Media Pro Music and Entertainment s.r.l., Media Pro Distribution s.r.l., Hollywood Multiplex Operations s.r.l. and Media Pro Pictures s.r.o., as well as the 81.47% interest that Media Pro Pictures holds in Media Pro Studios (Studiorile) S.A. and the 51% interest that Media Pro Pictures holds in Domino Production s.r.l.  In addition, Mr. Sarbu and his affiliates will assign the Media Pro names and trademarks associated with the Media Pro Entertainment business to CME Production.  Completion of this transaction is expected to occur during the fourth quarter of 2009, following receipt of necessary governmental approval.

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

On September 8, 2009, we entered into a loan agreement with Media Pro Pictures for a working capital facility of US$ 10.0 million. Amounts outstanding under this loan agreement will be incorporated into the working capital deficit adjustment at the completion of the acquisition. The facility is repayable on January 31, 2013 and bears interest at 9.0%, payable semi-annually in arrears each March 1 and September 1. The facility is secured by a pledge of Mr Sarbu’s interest in Pro TV until the acquisition is complete.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

e) Ukraine Transaction

On July 2, 2009, we entered into an agreement (the “Ukraine Agreement”) with Igor Kolomoisky, Alstrom Business Corp., a company which Igor Kolomoisky controls and is the beneficial owner of (“Alstrom”), certain affiliated parties of Mr. Kolomoisky and CME Cyprus Holding Limited (“CME Cyprus”).   The Ukraine Agreement was subsequently amended and restated on July 22, 2009, to introduce another of our holding companies into the restructuring. Under the Ukraine Agreement, we will transfer our entire ownership interest in our Ukrainian television channels STUDIO 1+1 and KINO to CME Cyprus, currently a wholly owned subsidiary of the Company. Thereafter, CME Cyprus will issue shares to Alstrom in exchange for an investment by Alstrom of US$ 100.0 million in cash and a contribution by it of the entities that own and operate the TET TV channel in Ukraine. Following completion of these transactions, we will own 51% of CME Cyprus and Alstrom will own 49%. CME Cyprus and its affiliates will own and operate the STUDIO 1 +1, KINO and TET television channels. The US$ 100.0 million cash investment by Alstrom will be used to finance and develop the three channels.  In connection with the transaction, we will have an option to sell our 51% interest in CME Cyprus to Alstrom and Mr. Kolomoisky at the price of US$ 300.0 million, payable in cash for a period of one year from the closing of the transaction.  The closing of this transaction is expected to occur during the fourth quarter of 2009, following completion of internal restructurings of the ownership of these assets and receipt of the necessary governmental approvals.

f) Other

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

As at September 30, 2009 we provided US$ 0.3 million in current liabilities (December 31, 2008: US$ 1.3 million) of tax in The Netherlands as the difference between our obligation under this agreement and our estimate of tax in The Netherlands that may fall due over this period from business operations, based on current business structures and economic conditions.

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 14.6 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS.

The transfer of the receivables is accounted for as a secured borrowing under FAS 140 (ASC 860), with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.5 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (See Note 5, “Senior Debt: Convertible Notes”) over 1,583,333 shares of our Class A common stock which, together with purchases of similar options from other counterparties, entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On October 3, 2008, Lehman OTC also filed for protection under Chapter 11.  We filed claims in the bankruptcy proceedings of both Lehman Holding and Lehman OTC. Our claim was a general unsecured claim and ranked together with similar claims.

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

Romania	Analog, cable and satellite licenses expire on dates ranging from April 2010 to May 2018.

Slovak Republic	The analog license of TV MARKIZA expires in September 2019.

Slovenia	The analog licenses of POP TV and KANAL A expire in August 2012.

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

In that regard, our Slovenian channels, POP TV and KANAL A, were issued digital licenses in November 2007 and TV PIKA in December 2008. We anticipate that the switchover to digital in Slovenia will be completed by 2010, at which point analog licenses will be cancelled.  The license currently held by CET 21 allows for national digital terrestrial broadcasting of TV NOVA (Czech Republic) in any multiplex. Such license has been extended for an additional 8 years, to 2025. In addition, CET 21 was granted a license for national digital terrestrial broadcasting of NOVA CINEMA. This license is valid until the completion of transition to digital terrestrial broadcasting in the Czech Republic, at which time we expect a new license will be granted. In the Slovak Republic, TV MARKIZA is entitled to receive a digital license under recently adopted legislation and intends to apply for one now that the tender offer for the multiplex operator under the TTP for the Slovak Republic has been completed.  In addition, in January 2009 Markiza was granted an indefinite digital license for a niche channel, DOMA, which was launched on August 31, 2009.  In Bulgaria, PRO.BG was issued a “must-carry” digital license in June 2009, which gives PRO.BG a must-carry right for the first multiplex, expected to be launched by the end of 2010. The digital switchover in Bulgaria is expected to be completed by 2012, at which time the analog license for PRO.BG will automatically expire.

Draft legislation governing the transition to digital is under discussion in Croatia.  We anticipate that legislation will be adopted before the end of 2009 that will address digital licensing and the TTP in a comprehensive way.  We expect that NOVA TV (Croatia) will receive a digital license.

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

21.  RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  As stated in FASB Statement No. 57 “Related Party Disclosures” (“FAS 57 (ASC 850)”) transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer and a shareholder in our Romania operations; Time Warner, beneficial owners of approximately 31.0% of our outstanding shares and Igor Kolomoisky, beneficial owner of approximately 2.6% of our outstanding shares and a member of our board of directors.

Related Party Transactions

Adrian Sarbu

Bulgaria:

We purchased programming from companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 of approximately US$ 0.1 million (2008: US$ nil). The total amount payable at September 30, 2009 was US$ 8.0 thousand (December 31, 2008, US$ nil).

Croatia:

We purchased programming from companies related to or connected to Mr. Sarbu in the nine months ended September 30, 2009 of approximately US$ 38.0 thousand (2008: US$ 0.1 million). The total amount payable at September 30, 2009 was US$ nil (December 31, 2008: US$ nil).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Czech Republic:

We made 0.1 million purchases from companies related to or connected to Mr. Sarbu in the nine months ended September 30, 2009.  However, in 2008 we purchased programming from companies related to or connected with Mr. Sarbu of approximately US$ 2.7 million. The total amount payable at September 30, 2009 was US$ nil (December 31, 2008: US$ 0.2 million).

Slovak Republic:

We purchased programming from companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 of approximately US$ 0.1 million (2008: US$ 1.9 million). The total amount payable as at September 30, 2009 was US$ 2.0 thousand (December 31, 2008: US$ 0.2 million).

Romania:

The total purchases from companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 were approximately US$ 25.0 million (2008: US$ 35.4 million). Of this, US$ 19.9 million were purchases for programming rights and for various technical, production and administrative related services.  The total sales to companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 were approximately US$ 0.7 million (2008: US$ 1.5 million).  At September 30, 2009, companies connected to Mr. Sarbu had an outstanding balance due to us of US$ 14.8 million (December 31, 2008: US$ 8.6 million), reflecting advances paid for undelivered programming.  At September 30, 2009, companies related to Mr. Sarbu had an outstanding balance due to them of US$ 1.2 million (December 31, 2008: US$ 1.3 million).

On September 8, 2009, we entered into a loan agreement with Media Pro Pictures for a working capital facility of US$ 10.0 million. Amounts outstanding under this loan agreement will be incorporated into the working capital deficit adjustment when we complete the purchase of the Media Pro Entertainment business. The facility is repayable on January 31, 2013 and bears interest at 9.0%, payable semi-annually in arrears each March 1 and September 1. The facility is secured by a pledge of Mr Sarbu’s interest in Pro TV until the acquisition is complete.

On April 17, 2008 we acquired certain radio broadcasting assets of Radio Pro, which owns the two leading radio channels in Romania. Radio Pro is a 100% subsidiary of MP Management, in which we held an 8.7% interest at the date of purchase and Mr. Sarbu holds the remaining interest. The purchase price was RON 47.2 million (approximately US$ 20.6 million).

We have the right to put our investment in MP Management to Mr. Sarbu until November 12, 2009 at a price equal to the greater of EUR 13.0 million (approximately US$ 18.1 million) and the value of our investment, as determined by an independent valuer.  This put option is secured by a pledge of a 4.79% shareholding in Pro TV held by Mr. Sarbu.  In connection with the transfer of our shares upon the closing of the Media Pro Transaction this put right will be extinguished (see Note 20, “Commitments and Contingencies: Media Pro Transaction”).

Slovenia:

We purchased programming from companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 of approximately US$ 0.1 million (2008: US$ 24.0 thousand). The total amount payable at September 30, 2009 was US$ 37.0 thousand (December 31, 2008: US$ 1.0 thousand).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine:

We purchased programming from companies related to or connected with Mr. Sarbu in the nine months ended September 30, 2009 of approximately US$ 0.5 million (2008: US$ 0.2 million). The total amount payable as at September 30, 2009 was US$ 0.1 million (December 31, 2008: US$ nil).

Time Warner

Bulgaria:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 2.0 million (2008: US$ nil). The total amount payable as at September 30, 2009 was US$ 0.1 million (December 31, 2008: US$ nil).

Croatia:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 44.0 thousand (2008: US$ 0.1 million). The total amount payable as at September 30, 2009 was US$ 10.0 thousand (December 31, 2008 US$ 0.1 million).

Czech Republic:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 1.5 million (2008: US$ 58.2 million). The total amount payable as at September 30, 2009 was US$ 0.6 million (December 31, 2008: US$ nil).

Romania:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 17.1 million (2008: US$ 14.2 million). The total amount payable as at September 30, 2009 was US$ 29.6 million (December 31, 2008: US$ 22.1 million).

Slovak Republic:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 1.3 million (2008: US$ 12.9 million). The total amount payable as at September 30, 2009 was US$ 6.7 million (December 31, 2008: US$ 3.6 million).

Slovenia:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of approximately US$ 2.2 million (2008: US$ 0.1 million) The total amount payable as at September 30, 2009 was US$ 1.7 million (December 31, 2008: US$ 1.1 million).

Ukraine:

We purchased programming from companies related to or connected with Time Warner in the nine months ended September 30, 2009 of US$ 0.2 million (2008: US$ 1.4 million). The total amount payable as at September 30, 2009 was US$ 0.2 million (December 31, 2008: $ nil).

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

22.  RESTRICTED AND UNRESTRICTED SUBSIDIARIES

Under the terms of the indentures governing the Floating Rate Notes and the 2009 Fixed Rate Notes (the “2007 Indenture” and the “2009 Indenture” respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For the purposes of the 2007 Indenture and the 2009 Indenture, the calculation of the Coverage Ratio includes the company and its subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. Previously, all of our operations were Restricted Subsidiaries. During the quarter ended September 30, 2009, our Board of Directors designated those subsidiaries that comprise our Ukraine and Bulgaria operations as “Unrestricted Subsidiaries”. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative EBITDA of the Ukraine and Bulgaria operations from the calculation of our Coverage Ratio. We also designated a wholly owned subsidiary holding company (the “Development Financing Holding Company”) as an Unrestricted Subsidiary at the same time we designated the Ukraine and Bulgaria operations as Unrestricted Subsidiaries. The only asset of this company at September 30, 2009 was US$ 224.4 million in cash, which can be used to finance the other Unrestricted Subsidiaries.

Our Coverage Ratio is currently below 2.0 times, therefore our Restricted Subsidiaries are restricted from making payments or investments in total of more than approximately EUR 80.0 million (approximately US$ 117.1 million) to our Unrestricted Subsidiaries or to any other operations that are not restricted subsidiaries. We have made US$ 9.5 million of such payments since we issued our Floating Rate Notes in 2007 and as at September 30, 2009 we have capacity for approximately US$ 107.6 million of additional payments or investments in the Unrestricted Subsidiaries in the event our Coverage Ratio fell below 2.0 times.

When the Ukraine transaction closes (see Note 20, “Commitments and Contingencies: Ukraine Transaction”) the Development Financing Holding Company may choose to return any unrequired portion of the $224.4 million that it holds to a Restricted Subsidiary. We estimate that the balance of this amount will be sufficient to fund our developing operations, which include Bulgaria and Ukraine, to a break-even cash position, which we currently estimate will occur by 2013. There is no requirement to maintain a minimum cash balance in this company and the US$ 224.4 million cash balance remains available to our Restricted Subsidiaries at any time.

If the Unrestricted Subsidiaries exhaust all available cash, it may be possible to re-designate the Ukraine and Bulgaria operations as Restricted Subsidiaries provided that our Coverage Ratio is not below 2.0 times on a pro-forma basis. Our Restricted Subsidiaries are not restricted in the manner or amount of funding support they may provide to the Unrestricted Subsidiaries if they are so re-designated. Such a re-designation could have adverse consequences for our Coverage Ratio. If a funding need arises for our Unrestricted Subsidiaries, and we are prevented from re-designating our Ukraine and Bulgaria operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Selected financial information for CME Ltd. (the “Issuer”) and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended September 30, 2009
Net revenues	$127,315	$7,167	$-	$134,482
Depreciation of station property, plant and equipment	12,629	1,215	-	13,844
Amortization of broadcast licenses and other intangibles	4,707	410	-	5,117
Operating income / (loss)	(7,776)	(25,674)	-	(33,450)
Net income / (loss) attributable to CME Ltd.	$6,255	$(27,805)	$-	$(21,550)
	For the Nine Months Ended September 30, 2009
Net revenues	$445,125	$16,763	$-	$461,888
Depreciation of station property, plant and equipment	34,892	3,409	-	38,301
Amortization of broadcast licenses and other intangibles	13,245	2,806	-	16,051
Operating income / (loss)	51,428	(157,657)	-	(106,229)
Net income / (loss) attributable to CME Ltd.	$102,476	$(144,383)	$-	$(41,907)

Consolidated Balance Sheet:
	As at September 30, 2009
Cash and cash equivalents	287,998	235,150	-	523,148
Third Party Debt (1)	(1,383,965)	(734)	-	(1,384,699)
Total assets	3,751,517	325,463	(909,834)	3,167,146
Total CME Ltd. shareholders’ Equity	1,829,565	178,095	(784,780)	1,222,880

(1) Third party debt is defined as Credit facilities and obligations under capital leases or Senior Debt with entities that are not part of the CME Ltd. consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended September 30, 2008
Net revenues	$179,434	$21,167	$-	$200,601
Depreciation of station property, plant and equipment	13,195	785	-	13,980
Amortization of broadcast licenses and other intangibles	8,236	1,963	-	10,199
Operating income / (loss)	21,815	(14,660)	-	7,155
Net income / (loss) attributable to CME Ltd.	$14	$(19,344)	$-	$(19,330)
	For the Nine Months Ended September 30, 2008
Net revenues	$652,520	$75,913	$-	$728,433
Operating income / (loss)	36,789	2,247	-	39,036
Depreciation of station property, plant and equipment	23,927	2,136	-	26,063
Amortization of broadcast licenses and other intangibles	173,349	(21,977)	-	151,372
Net income / (loss) attributable to CME Ltd.	$85,285	$(26,704)	$-	$58,581

Consolidated Balance Sheet:
	As at December 31, 2008
Cash and cash equivalents	92,528	14,905	-	107,433
Third Party Debt (1)	(1,002,923)	(862)	-	(1,003,785)
Total assets	2,766,862	238,462	(598,708)	2,406,616
Total CME Ltd. shareholders’ Equity	$1,498,961	$109,065	$(512,768)	$1,095,258

(1) Third party debt is defined as Credit facilities and obligations under capital leases or Senior Debt with entities that are not part of the CME Ltd consolidated group.

23.  SUBSEQUENT EVENTS

We have evaluated subsequent events through October 27, 2009, the date on which our financial statements were issued. There were no subsequent events to be reported during this period.

24.  SENIOR NOTES BEING REDEEMED

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes due 2012. The 2005 Fixed Rate Notes were issued with a maturity date of May 15, 2012. On September 21, 2009 we repurchased 2005 Fixed Rate Notes totaling EUR 63.2 million (approximately US$ 92.5 million) in aggregate principal amount pursuant to a tender offer.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On September 29, 2009 we issued a redemption notice for redemption on October 29, 2009 of the remaining EUR 181.8 million (approximately US$ 266.2 million) aggregate principal amount of 2005 Fixed Rate Notes outstanding. The 2005 Fixed Rate Notes were redeemable at our option in whole or in part upon payment of a redemption price, which was 104.125% of the principal amount. This redemption notice is irrevocable and on September 29, 2009, we deposited EUR 196.1 million (approximately US$ 287.2 million) with the trustee for the 2005 Fixed Rate Notes, which represents the redemption price plus all interest that will be payable on the settlement date, pursuant to the indenture governing the 2005 Fixed Rate Notes (the “2005 Indenture”) (see Note 6, “Restricted Cash and Cash Equivalents”).

In connection with such redemption notice and deposit, the indenture pursuant to which the 2005 Fixed Rate Notes were issued has been discharged. Although this discharge removes substantially all of the restrictions imposed by that indenture and makes the likelihood that further payments will be required of us with respect to the 2005 Fixed Rate Notes remote, we concluded that it did not meet the definition of “legally released” in paragraph 16(b) of FAS 140 (ASC 405-20-40-1(b)) and therefore we will not recognize the extinguishment of the remaining liability until October 29, 2009.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Executive Summary
III.	Analysis of the Results of Consolidated Operations
IV.	Analysis of Segment Results
V.	Condensed Consolidated Balance Sheet
VI.	Liquidity and Capital Resources
VII.	Critical Accounting Policies and Estimates

I. Forward-looking Statements

This report contains forward-looking statements, including those relating to our plans, objectives, future performance and business. Statements that use the terms “may”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the credit crisis and economic downturn in our markets as well as in the United States and Western Europe; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the timing and sustainability of any stabilization and economic recovery in the markets in which we operate; the timing and impact of any additional investments we make in our Bulgaria and Ukraine operations; our effectiveness in implementing our strategic plan for our Ukraine operations or our Bulgaria operations; our ability to make future investments in television broadcast operations; our ability to develop and implement strategies regarding sales and multi-channel distribution; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Index

II. Executive Summary

The following analysis includes references to “Core Markets”, which are Croatia, Romania, the Czech and Slovak Republics and Slovenia, and to “Core Operations”, which means our operations in those countries. We also refer to “Developing Markets,” which are Bulgaria and Ukraine, and to “Developing Operations”, which means our operations in those countries.

The global financial and economic crisis significantly impacted our results in the nine months ended September 30, 2009.  The three most significant obstacles affecting us were the year-on-year decline in the Gross Domestic Product (“GDP”) in each of our markets, the decline of advertising markets and the significant appreciation of the dollar against the currencies in our markets in the first nine months of 2009 compared to the same period in 2008. We believe that we have reached the bottom of the cycle; year-on-year declines in net advertising revenue, on a constant currency basis, have remained relatively constant over the first three quarters of this year. We expect recovery to begin in all of our countries some time in 2010, with significant variation among countries in the timing and pace of the recovery. We currently assume that the rate of GDP growth between 2009 and 2010 will be in low single digits and that advertising markets will grow at a multiple of the rate of GDP growth.

Continuing Operations

The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008	% Act(1)

Net revenues	$134,482	$200,601	(33.0	) %
Operating (loss) / income	(33,450)	7,155	Nm(2)
Net (loss) /income	$(24,294)	$(19,595)	(24.0)%
Net cash (used in) / generated by continuing operating activities	$(28,438)	$44,027	(164.6	) %

	For the Nine Months Ended September 30,
	2009	2008	% Act(1)
Net revenues	$461,888	$728,433	(36.6)%
Operating (loss) / income	(106,229)	151,372	(170.2)%
Net (loss) / income	$(49,128)	$60,088	(181.8)%
Net cash (used in) / generated by continuing operating activities	$(22,434)	$172,202	(113.0	) %

(1) Actual (“%Act”) reflects the percentage change between two periods
(2) Number is not meaningful

Net revenues in the nine months ended September 30, 2009 declined US$ 266.5 million or 36.6% compared to the same period in 2008. Our costs declined at a slower rate than revenues and we recognized a non-cash impairment charge of US$ 81.8 million in respect of our operations in Bulgaria in the first quarter of 2009 (see Item 1, Note 4, “Goodwill and Intangible Assets”). Consequently, we suffered a very significant decline in operating income in the first nine months of this year.

Operating Performance

Commencing January 1, 2009, we describe our operating performance in terms of Consolidated EBITDA, which is equal to the EBITDA for each of our segments less corporate costs (which include non-cash stock-based compensation as shown in Item 1, Note 15, “Stock-based Compensation”). Prior to January 1, 2009, we described our operating performance in terms of Segment EBITDA, which reflects our station operating performance but excludes corporate costs. Comparative numbers reflect this change (EBITDA is defined in Item 1, Note 18, “Segment Data”).

Index

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, i.e. changes between the third quarter or nine months of 2009 and the same quarter or nine months of 2008.

Demand for advertising has fallen precipitously in all our markets. We currently estimate that television advertising spending in our five Core Markets will decline in 2009 by between 12% and 30% in constant currency terms.  While the total TV advertising market has declined, our market share has increased in all of our Core Markets by 1% to 7%. The increase in our market share did not compensate for the overall decline in the television advertising market or the relative strength of the dollar. Consequently, our reported total Core Market dollar revenues in the first nine months of this year declined by 32% compared to the same period last year, of which 14% was attributable to the appreciation of the dollar against our local currencies.

Cost optimization programs and the decline in the value of our functional currencies against the dollar have reduced our costs in dollar terms and diminished the impact of the decline in dollar revenues on our EBITDA.  With the exception of our Croatia operations, EBITDA has declined in each of our Core Operations as lower revenues have substantially outweighed the reduction in costs.

As a result of these market conditions, our Core Operations delivered Net Revenues of US$ 445.1 million in the nine months ended September 30, 2009, compared to US$ 652.5 million in the nine months ended September 30, 2008, a decrease of 32%, and Core Operations’ EBITDA was US$ 100.7 million in the nine months ended September 30, 2009, compared to US$ 233.1 million in the nine months ended September 30, 2008, a decrease of 57%. In constant currency terms, we have seen a decline in Net Revenues in our Core Operations of 18% and a decline in Consolidated EBITDA of 46%.

Losses in our Developing Operations in Ukraine and Bulgaria have contributed significantly to the decline in Consolidated EBITDA. In Ukraine, where the local currency television advertising market fell by an estimated 42% in the nine months to September 30, 2009 compared to the same period in 2008, we generated EBITDA losses of US$ 40.2 million, compared to losses of US$ 12.9 million in the nine months to September 30, 2008. Our new operations in Bulgaria generated EBITDA losses of US$ 29.7 million. Approximately US$ 14.2 million of these losses is attributable to accelerated amortization of the cost of acquired programming in accordance with our accounting policies.

Our Net Revenues for the nine months ended September 30, 2009 were US$ 461.9 million, compared to US$ 728.4 million in the nine months ended September 30, 2008, a decrease of 37%. We generated Consolidated EBITDA of US$ 30.8 million in the nine months ended September 30, 2009, compared to US$ 217.1 million in the nine months ended September 30, 2008, a decrease of 86%. In constant currency terms, we have seen declines in Net Revenues and Consolidated EBITDA of 25% and 82% respectively.

Our net cash used in continuing operations was US$ 22.4 million in the nine months ended September 30, 2009, compared to net cash generated from continuing operations of US$ 172.2 million in the same period in 2008.

Index

Key Events

The following key events occurred since December 31, 2008:

Financing and liquidity

•
On May 18, 2009, we issued 14.5 million shares of Class A common stock at a price of US$ 12.00 per share and 4.5 million shares of Class B common stock at a price of US$ 15.00 per share (an average price of US$ 12.71 per share) to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price, net of fees, of US$ 234.4 million.

•
During the second quarter, our Board of Directors approved the designation of the subsidiaries of our Bulgaria and Ukraine operations as well as the Development Finance Holding Company as Unrestricted Subsidiaries (all as defined in Item 1, Note 22, “Restricted and Unrestricted Subsidiaries”). All of our other subsidiaries remain Restricted Subsidiaries.  Our compliance with the incurrence covenants for the Floating Rate Notes and the 2009 Fixed Rate Notes is based on the performance of the Restricted Subsidiaries. Our ability to fund the Unrestricted Subsidiaries with cash from the Restricted Subsidiaries is limited.

•
During the quarter ended September 30, 2009 we issued EUR 440.0 million (approximately US$ 644.3 million) fixed rate senior notes in two tranches (the “2009 Fixed Rate Notes”) and used the majority of the proceeds to repay existing debt including all of the 2005 Notes which were due in 2012, in aggregate principal of EUR 372.5 million (approximately US$ 545.4 million). We received net cash proceeds of EUR 45.7 million (approximately US$ 66.9 million) from the offering. As a result of the repayment of the 2005 Notes which would have matured in 2012, our ability to issue new debt at the holding company level is no longer governed by the ratio of Gross Debt to EBITDA but by the Coverage Ratio as defined in the indenture of the 2007 Notes which mature in 2014.

Business Development

•
On July 2, 2009, we entered into an agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, pursuant to which Mr. Kolomoisky will become a 49% beneficial owner in our Ukraine operations following an investment of US$100.0 million in cash and the contribution of 100.0% of the TET TV channel in Ukraine into the Studio 1+1 group. The US$100.0 million cash investment will be used to finance the activities of STUDIO 1+1, KINO and TET TV. The addition of TET TV will enhance our multichannel strategy in Ukraine. See Item 1, Note 20, “Commitments and Contingencies, Ukraine Transaction” for more details.

•
On July 27, 2009, we entered into a framework agreement (the “Framework Agreement”) with Adrian Sarbu, our President and Chief Executive Officer and certain parties connected to him pursuant to which we will acquire the Media Pro Entertainment business.  See Item 1, Note 20, “Commitments and Contingencies, Media Pro Transaction” for more details.

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

Future Trends

As a result of the economic recession this year, advertising expenditure has declined in all of our territories at a faster rate than the decline in GDP. Year-on-year declines in GDP and advertising expenditure in the third quarter were not substantially different to the previous two quarters. Although it is difficult to predict the timing of the recovery, both GDP and the advertising market appear to have hit bottom.

Index

In light of the economic conditions, advertisers have been spending less and are not confirming their commitments beyond the current quarter. As a result, forward visibility on sales continues to remain poor and shows few signs of improvement.  We currently expect that local currency television advertising spending will decline in 2009 in Ukraine by between 27% and 32%, although there are some indications of advertising market growth in the fourth quarter. We expect the decline in the other markets to be between 12% and 30%. We are providing clients with incentives aimed at increasing our market share and supporting television advertising spending within each of our markets. We will continue to incentivize our clients until the television advertising markets recover.

In the first nine months of 2009, local currencies were on average much weaker against the dollar compared to the first nine months of 2008.  To date, in the fourth quarter of this year the situation is reversed: local currencies have been stronger against the dollar than they were in the fourth quarter of 2008.  If this recent trend continues to the end 2009, fourth quarter dollar revenues will benefit as a result.

We have taken actions to reduce costs in order to protect profits and conserve liquidity. These steps include staff reductions in our operations and our headquarters, pay constraints, the deferral of certain operating expenditures, the deferral or cancellation of capital expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Notwithstanding these cost reductions, our goal continues to be to maintain the high audience shares and the strength of our brands that we currently enjoy in our Core Markets, and to increase our audience share in the Developing Markets, as we believe this is essential to the long term value of our operations. We intend to maintain sufficient investment in programming to protect these strengths. Taking all these factors into account, we expect that we will see a decline in Net Revenues and EBITDA for the full year 2009 in local currency in all of our markets except Croatia.

We expect low single-digit GDP growth in 2010 in most or all of our markets, with variation from country to country in the timing and strength of recovery. We expect that advertising and TV advertising market growth will again outpace GDP growth.  We are confident that we will continue to enjoy a high TV advertising market share in our Core Markets and an increasing share in our Developing Markets. We plan to continue to control our costs and anticipate that much of the revenue growth will flow immediately to our bottom line in terms of EBITDA. After 2010, we believe that we will see a return to higher levels of GDP growth and general advertising and television advertising spending growth in our markets. We expect our growth rates will be higher than in Western European or U.S. markets. As a result of increasing revenues and strict cost control over the medium term, we expect to return to the high levels of EBITDA growth that we enjoyed in the years before the current economic crisis hit.

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

Index

Internet

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a complex internet business in each of our markets and expect to continue to launch targeted services in order to support or achieve leading positions in terms of unique visitors and page impressions, and video downloads. We believe that the strength of our brands, our news programming and other locally produced content, our relationships with advertisers and the opportunities for cross promotion afforded by the large audiences of our broadcast operations put us in a strong position to achieve leading positions in these new forms of media as they develop and to monetize those assets over time. We intend to continue the development of our non-broadcast activities in order to create offerings and launch services on the internet and mobile platforms that complement our broadcast schedules and generate additional revenues.

Content

The acquisition of the Media Pro Entertainment business provides a unique opportunity for us to become a vertically integrated media company. Once we complete the acquisition, we will combine our production units with those of Media Pro to create a dedicated Content Division.

The creation of the Content Division is a reflection of the increasing importance of local content within our broadcast operations.  With secured access to programming, we believe that we will be able to generate significant synergies through shared creative and production resources, and equipment and facilities. We will be better able to protect ourselves against price inflation of acquired programming.

The acquisition of the Media Pro Entertainment business will generate additional third party revenues from the sale of production services, own-produced content, and third party content rights not usable by our CME stations. It is our intention to expand third party sales from production of our newly constituted Content Division and to offer a full range of production services to other content producers.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations.  The recent refinancing of the EBRD Loan and our 2005 Fixed Rate Notes which would have matured in 2012 and the investment by Time Warner have enhanced our financial position. Further deterioration in the advertising markets or strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves. The anticipated transaction with Mr. Kolomoisky will also further strengthen our liquidity and provide a significant proportion of the cash required to develop our operations in Ukraine.

During September 2009, we issued 2009 Fixed Rate Notes in two tranches.  The majority of the proceeds was used to repay the EUR 245.0 million (approximately US$ 355.8 million) principal amount outstanding on the 2005 Fixed Rate Notes and the EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) principal amount outstanding under the EBRD Loan. We also received net cash proceeds of EUR 45.7 million (approximately US$ 66.9 million). Although the interest cost associated with the 2009 Fixed Rate Notes which are due in 2016 is substantially higher than the debt it replaces, we have significantly improved the maturity profile of our debt; the earliest maturity date of our senior debt is now in 2013.

Our only scheduled repayments of debt before 2013 are local facilities in the Czech Republic and Slovenia of US$ 117.4 million, which are due to be repaid in 2010. We are currently in discussions regarding replacement credit facilities which would extend the maturity of these facilities and allow us to raise an incremental US$ 80.0 million to US$ 90.0 million. We will continue to consider any opportunity to refinance our outstanding obligations on more favorable terms but we remain constrained by the indentures governing our Senior Notes and Convertible Notes.

We are unable to incur any additional debt at the holding company level beyond “baskets” set out in the indentures governing the Senior Notes unless the ratio of our Restricted Subsidiaries’ EBITDA to their Interest Expense (the “Coverage Ratio” and both as defined in the indenture to the Floating Rate Notes, which mature in 2014) is above 2.0 times; provided that any such additional debt incurrence would not cause our coverage ratio to fall below 2.0 times. Our Coverage Ratio was 1.9 times at September 2009. Notwithstanding this, we are able to incur debt at either the Restricted Subsidiary or the holding company level, of up to EUR 250.0 million (approximately US$ 366.1 million) pursuant to “baskets” set out in the indentures governing our Senior Notes. Our local facilities in the Czech Republic and Slovenia account for US$ 117.4 million of this amount, and the potential incremental borrowings of US$ 80 to US$ 90 million described above would also be borrowed under these baskets, leaving approximately US$ 158.7 to US$ 168.7 million of additional borrowing capacity available to us. Irrespective of these restrictions, there are no significant constraints on our ability to refinance existing debt. We will continue to search for equity and debt opportunities to finance the development of our Bulgaria operations  in order to preserve and further enhance our overall cash position.

Index

CME Strategy

We enjoy very strong positions in our Core Markets. This is based on brand strength, audience share leadership, the depth and experience of local management and local content production. Historically, these strengths have supported price leadership, high margins, and strong cash flows. We expect these strengths will give our operations resilience in the current economic downturn and the opportunity to benefit significantly as and when growth resumes.

We are taking a number of steps to enhance the performance of the business over the medium term. Our priorities in this regard include:

•	enhancing our operating structure by creating three new divisions - broadcast operations, internet and content – to provide for greater vertical integration of the company;

•	capitalizing on our core strengths and expanding our revenue base into five main sources: advertising, subscription, content distribution, internet and management services;

•	exploring various options to bring our operations in Ukraine and Bulgaria to profitability in the shortest possible time; and

•
assessing opportunities arising from current economic conditions to launch, acquire or operate additional channels and internet operations in our region in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent.

In the near term, while current difficult economic conditions continue, we will maintain a strong focus on cost control to protect both profitability and liquidity, while protecting our brands and competitive strength.  Building on the increase in our market share, we are poised to respond swiftly and strongly as soon as growth returns.

Index

III. Analysis of the Results of Consolidated Operations

III (a) Net Revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

CONSOLIDATED NET REVENUES
	For the Three Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Croatia	$6,871	$8,525	(19.4)%		(13.5)%
Czech Republic	53,778	72,602	(25.9)%		(19.4)%
Romania	36,088	59,281	(39.1)%		(24.6)%
Slovak Republic	19,306	24,795	(22.1	) %	(18.9)%
Slovenia	11,272	14,231	(20.8)%		(17.1)%
Total Core Operations	$127,315	$179,434	(29.0)%		(20.4)%
Bulgaria	$920	$462	99.1%		101.8%
Ukraine	6,247	20,705	(69.8)%		(69.8)%
Total Developing Operations	$7,167	$21,167	(66.1)%		(66.1)%
Total Net Revenues	$134,482	$200,601	(33.0)%		(25.7)%

(1) Actual (“%Act”) reflects the percentage change between two periods

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs

Our consolidated net revenues for the three months ended September 30, 2009 decreased by US$ 66.1 million, or  33.0%, compared to the three months ended September 30, 2008, of which 7.3% reflects the impact of movements in foreign exchange rates.

For a more detailed explanation of movements in our revenues, see Section IV. “Analysis of Segment Results”.

Index

III (b) Net Revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

CONSOLIDATED NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Croatia	$31,200	$38,153	(18.2	) %	(6.0)%
Czech Republic	181,456	270,730	(33.0	) %	(19.9)%
Romania	120,622	197,119	(38.8	) %	(20.9)%
Slovak Republic	68,106	88,126	(22.7	) %	(13.6)%
Slovenia	43,741	58,392	(25.1	) %	(15.8)%
Total Core Operations	$445,125	$652,520	(31.8)%		(18.0)%
Bulgaria	$2,397	$462	Nm(1)		Nm(1)
Ukraine	14,366	75,451	(81.0	) %	(81.0)%
Total Developing Operations	$16,763	$75,913	(77.9)%		(77.9)%
Total Net Revenues	$461,888	$728,433	(36.6	) %	(25.4)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Our consolidated net revenues for the nine months ended September 30, 2009 decreased by US$ 266.5 million, or 36.6%, compared to the nine months ended September 30, 2008, of which 11.2% reflects the impact of movements in foreign exchange rates

For a more detailed explanation of movements in our revenues, see Section IV. “Analysis of Segment Results”.

Index

III (c) Cost of Revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

COST OF REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Operating costs	$35,828	$38,459	(6.8	) %	2.6%
Cost of programming	88,257	96,222	(8.3	) %	0.8%
Depreciation of station property, plant and equipment	13,844	13,980	(1.0	) %	11.0%
Amortization of broadcast licenses and other intangibles	5,117	10,199	(49.8	) %	(45.3)%
Total Cost of Revenues	$143,046	$158,860	(10.0	) %	(0.9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Total cost of revenues for the three months ended September 30, 2009 decreased by US$ 15.8 million, or 10%, compared to the three months ended September 30, 2008, of which 9.1% reflects the impact of movements in foreign exchange rates.

For a more detailed explanation of movements in our cost of revenues, see Section IV. “Analysis of Segment Results”.

OPERATING COSTS
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Croatia	$3,058	$2,957	3.4%	11.9%
Czech Republic	11,735	10,316	13.8%	26.6%
Romania	6,638	9,269	(28.4)%	(10.8)%
Slovak Republic	5,253	4,620	13.7%	20.0%
Slovenia	3,600	3,576	0.7%	6.3%
Total Core Operations	$30,284	$30,738	(1.5)%	11.3%
Bulgaria	$1,498	$1,201	24.7%	27.2%
Ukraine	4,046	6,520	(37.9)%	(37.9)%
Total Developing Operations	$5,544	$7,721	(28.2)%	(28.0)%
Total Operating Costs	$35,828	$38,459	(6.8)%	2.6%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Operating costs:  Total operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended September 30, 2009 decreased by US$ 2.6 million, or 6.8%, compared to the three months ended September 30, 2008.  Excluding the impact of movements in foreign exchange rates, total operating costs increased by 2.6%.

Index

The movement in operating costs for each of our country operations is discussed in Section IV, “Analysis of Segment Results”.

Cost of programming:  Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization.  Our cost of programming for the three months ended September 30, 2009 and 2008 was as follows:

COST OF PROGRAMMING
	For the Three Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Croatia	$5,981	$8,272	(27.7)%	(22.6)%
Czech Republic	18,789	24,087	(22.0)%	(14.6)%
Romania	19,223	25,842	(25.6)%	(7.7)%
Slovak Republic	13,350	11,437	16.7%	22.5%
Slovenia	7,158	6,395	11.9%	19.8%
Total Core Operations	$64,501	$76,033	(15.2)%	(4.4)%
Bulgaria	$9,803	$1,589	Nm(3)	Nm(3)
Ukraine	13,953	18,600	(25.0)%	(25.0)%
Total Developing Operations	$23,756	$20,189	17.7%	18.0%
Total Cost of Programming	$88,257	$96,222	(8.3)%	0.8%
Represented by:
Production expenses	$41,162	$44,504	(7.5)%	3.0%
Program amortization	47,095	51,718	(8.9)%	(1.1)%
Cost of programming	$88,257	$96,222	(8.3)%	0.8%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful

Total consolidated programming costs (including amortization of acquired programming rights and production costs) decreased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to:

•
the strengthening of the dollar in each of our markets in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The impact of movements in foreign exchange rates resulted in a decrease of 9.1%;

•
the cost optimization of our programming schedule. In the three months ended September 30, 2009, our operations aired a more cost effective schedule than in the three months ended September 30, 2008. This decrease was partially offset by;

•	the acquisition of our Bulgaria operations in August 2008;

•	above inflation increase in the cost of foreign acquired programming, particularly in our Slovak Republic operations, and

Index

•
Accelerated amortization of acquired programming that is scheduled to be shown on our channels where the net realizable value of the programming is less than its carrying value because the channel is not expected to generate sufficient revenue to recover the cost of programming. We recognized accelerated amortization of US$ 8.8 million in the three months ended September 30, 2009, of which US$ 0.9 million relates to DOMA, our new channel in the Slovak Republic, and US$ 0.4 million relates to NOVA CINEMA in the Czech Republic.

The amortization of acquired programming for each of our consolidated operations for the three months ended September 30, 2009 and 2008 is set out in the table below.  For comparison, the table also shows the cash paid for acquired programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

PROGRAM AMORTIZATION AND CASH PAID FOR ACQUIRED PROGRAMMING

	For the Three Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)	% Lfl(2)
Program amortization:
Croatia	$3,064	$4,570	(33.0)%	(28.0)%
Czech Republic	8,500	14,480	(41.3)%	(35.8%)
Romania	9,233	10,623	(13.1)%	8.0%
Slovak Republic	7,157	5,217	37.2%	45.0%
Slovenia	3,328	2,930	13.6%	19.9%
Total Core Operations	$31,282	$37,820	(17.3)%	(7.3)%
Bulgaria	$5,612	$645	Nm(3)	Nm(3)
Ukraine	10,201	13,253	(23.0)%	(23.0)%
Total Developing Operations	$15,813	$13,898	13.8%	14.2%
Total Program Amortization	$47,095	$51,718	(8.9)%	(1.1)%

Cash paid for acquired programming:
Croatia	$2,310	$6,058	(61.9)%	(58.8)%
Czech Republic	15,445	7,542	104.8%	134.5%
Romania	24,456	25,680	(4.8)%	20.2%
Slovak Republic	6,553	4,718	38.9%	48.8%
Slovenia	3,489	2,579	35.3%	44.5%
Total Core Operations	$52,253	$46,577	12.2%	32.8%
Bulgaria	$4,290	$1,202	256.9%	258.4%
Ukraine	1,703	12,086	(85.9)%	(85.9)%
Total Developing Operations	$5,993	$13,288	(54.9)%	(54.9)%
Total Cash Paid for acquired Programming	$58,246	$59,865	(2.7)%	10.7%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Index

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three months ended September 30, 2009 decreased by US$ 0.1 million, or 1.0%, compared to the three months ended September 30, 2008, primarily due to movements in foreign exchange rates offsetting an increase in constant currency of 12.0%, representing recent investments in production equipment assets across all of our operations, particularly Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended September 30, 2009 decreased by US$ 5.1 million, or 49.8%, compared to the three months ended September 30, 2008, of which 4.5% reflects the impact of movements in foreign exchange rates. This decrease was primarily due to a reduction in amortization in our Czech Republic operations following the recent extension of TV NOVA (Czech Republic)’s main broadcast license.

III (d) Cost of Revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

COST OF REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Operating costs	$96,774	$108,232	(10.6	) %	2.6%
Cost of programming	259,072	307,226	(15.7	) %	(2.9)%
Depreciation of station property, plant and equipment	38,301	39,036	(1.9	) %	15.2%
Amortization of broadcast licenses and other intangibles	16,051	26,063	(38.4	) %	(28.0)%
Total Cost of Revenues	$410,198	$480,557	(14.6	) %	(1.6)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Total cost of revenues for the nine months ended September 30, 2009 decreased by US$ 70.4 million, or 14.6%, compared to the nine months ended September 30, 2008, of which 13.0% reflects the impact of movements in foreign exchange rates.

For a more detailed explanation of movements in our cost of revenues, see Section IV, “Analysis of Segment Results”

OPERATING COSTS
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Croatia	$8,478	$9,483	(10.6)%	1.9%
Czech Republic	29,967	30,578	(2.0)%	16.6%
Romania	17,465	23,857	(26.8)%	(5.9)%
Slovak Republic	13,887	13,927	(0.3)%	11.2%
Slovenia	9,570	10,723	(10.8)%	(0.3)%
Total Core Operations	$79,367	$88,568	(10.4)%	6.3%
Bulgaria	$4,542	$1,201	278.2%	285.5%
Ukraine	12,865	18,463	(30.3)%	(30.3)%
Total Developing Operations	$17,407	$19,664	(11.5)%	(11.4)%
Total Operating Costs	$96,774	$108,232	(10.6)%	2.6%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Operating costs:  Total operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the nine months ended September 30, 2009 decreased by US$ 11.5 million, or 10.6%, compared to the nine months ended September 30, 2008.  Excluding the impact of movements in foreign exchange rates, total operating costs increased by 2.6%.

The movement in operating costs for each of our operations is discussed in Section IV, “Analysis of Segment Results”.

Cost of programming:  Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other purchased programming is recorded as program amortization. Our cost of programming for the three and nine months ended September 30, 2009 and 2008 was as follows:

COST OF PROGRAMMING
	For the Nine Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Croatia	$19,910	$29,117	(31.6)%		(22.0)%
Czech Republic	55,206	74,904	(26.3)%		(12.4)%
Romania	64,020	80,138	(20.1)%		3.3%
Slovak Republic	38,659	37,399	3.4%		15.4%
Slovenia	20,889	24,272	(13.9)%		(2.9)%
Total Core Operations	$198,684	$245,830	(19.2)%		(3.3)%
Bulgaria	$22,780	$1,589	Nm(3)		Nm(3)
Ukraine	37,608	59,807	(37.1)%		(37.1)%
Total Developing Operations	$60,388	$61,396	(1.6)%		(1.5)%
Total Cost of Programming	$259,072	$307,226	(15.7)%		(2.9)%
Represented by:
Production expenses	$119,874	$140,782	(14.9	) %	0.1%
Program amortization	139,198	166,444	(16.4	) %	(5.4)%
Cost of programming	$259,072	$307,226	(15.7	) %	(2.9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Index

Total consolidated programming costs (including amortization of acquired programming rights and production costs) decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to:

•
the strengthening of the dollar in each of our markets in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Of the total decrease of 15.7%, 12.8% was due to the impact of movements in foreign exchange rates;

•
The cost optimization of our programming schedule. In the nine months ended September 30, 2009, our operations aired a more cost effective schedule than in the nine months ended September 30, 2008. This decrease was partially offset by;

•	the acquisition of our Bulgaria operations in August 2008;

•	above inflation increase in the cost of foreign acquired programming, particularly in our Slovak Republic operations, and

•
Accelerated amortization of acquired programming that is scheduled to be shown on our channels where the net realizable value of the programming is less than its carrying value because the channel is not expected to generate sufficient revenue to recover the cost of programming. We recognized accelerated amortization of US$ 18.0 million in the nine months ended September 30, 2009, of which US$ 1.6 million relates to DOMA, our new channel in the Slovak Republic, and US$ 2.1 million relates to NOVA CINEMA in the Czech Republic

The amortization of acquired programming for each of our consolidated operations for the nine months ended September 30, 2009 and 2008 is set out in the table below.  For comparison, the table also shows the cash paid for acquired programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

Index

PROGRAM AMORTIZATION AND CASH PAID FOR ACQUIRED PROGRAMMING
	For the Nine Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)	% Lfl(2)
Program amortization:
Croatia	$8,614	$15,374	(44.0)%	(36.2)%
Czech Republic	28,421	41,560	(31.6)%	(19.1)%
Romania	31,915	36,640	(12.9)%	13.0%
Slovak Republic	18,964	15,997	18.5%	32.3%
Slovenia	9,966	8,888	12.1%	25.4%
Total Core Operations	$97,880	$118,459	(17.4)%	(1.3)%
Bulgaria	$13,362	$645	Nm(3)	Nm(3)
Ukraine	27,956	47,340	(40.9)%	(40.9)%
Total Developing Operations	$41,318	$47,985	(13.9)%	(13.9)%
Total Programming Amortization	$139,198	$166,444	(16.4)%	(5.4)%

Cash paid for acquired programming:
Croatia	$10,872	$21,119	(48.5)%	(39.4)%
Czech Republic	32,929	26,781	23.0%	51.2%
Romania	63,000	57,075	10.4%	42.6%
Slovak Republic	18,647	14,956	24.7%	41.3%
Slovenia	8,738	8,535	2.4%	14.6%
Total Core Operations	$134,186	$128,466	4.5%	28.1%
Bulgaria	$13,514	$1,202	Nm(3)	Nm(3)
Ukraine	3,800	34,768	(89.1)%	(89.1)%
Total Developing Operations	$17,314	$35,970	(51.9)%	(51.9)%
Total Cash Paid for acquired Programming	$151,500	$164,436	(7.9)%	7.7%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the nine months ended September 30, 2009 decreased by US$ 0.7 million, or 1.9%, compared to the nine months ended September 30, 2008, primarily due to the impact of movements in foreign exchange rates.  In constant currency, depreciation increased by 15.2% as a result of the impact of recent investments in production equipment assets across all of our operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the nine months ended September 30, 2009 decreased by US$ 10.0 million, or 38.4%, compared to the nine months ended September 30, 2008, of which 10.4% reflects the impact of movements in foreign exchange rates. This decrease was primarily due to a reduction in amortization in our Czech Republic operations following the recent extension of TV NOVA (Czech Republic)’s main broadcast license.

Index

III (e) Selling, General and Administrative Expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	%Act(1)	% Lfl(2)

Croatia	$1,454	$2,697	(46.1)%	(42.5)%
Czech Republic	5,487	6,794	(19.2)%	(11.5)%
Romania	3,589	4,054	(11.5)%	10.1%
Slovak Republic	3,372	2,891	16.6%	23.1%
Slovenia	1,705	2,107	(19.1)%	(15.2)%
Corporate	7,244	11,894	(39.1)%	(36.7)%
Total Core Operations	$22,851	$30,437	(24.9)%	(18.9)%
Bulgaria	$1,965	$773	154.2%	163.0%
Ukraine	70	3,376	(97.9)%	(97.9)%
Total Developing Operations	$2,035	$4,149	(51.0)%	(50.6)%

Total Selling, General and Administrative Expenses	$24,886	$34,586	(28.0)%	(22.9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Total selling, general and administrative expenses for the three months ended September 30, 2009 decreased by US$ 9.7 million, or 28.0%, compared to the three months ended September 30, 2008, of which 5.1% reflects the impact of movements in foreign exchange rates.

The movement in selling, general and administrative expenses for each of our country operations is discussed in Section IV, “Analysis of Segment Results”.

Corporate costs for the three months ended September 30, 2009 decreased by US$ 4.7 million, or 39.1%, compared to the three months ended September 30, 2008 as the benefits of our ongoing cost reduction measures were seen in all cost captions. We incurred costs of approximately US$ 0.7 million in connection with our proposed acquisition of the Media Pro Entertainment business, which prior to January 1, 2009 would have been capitalized as part of our investment (see Item 1, Note 20, “Commitments and Contingencies: Media Pro Transaction”).

Corporate costs for the three months ended September 30, 2009 include a charge of US$ 1.6 million (three months ended September 30, 2008: US$ 1.7 million) in respect of non-cash stock-based compensation (see Item 1, Note 15, “Stock-Based Compensation”).

Index

III (f) Selling, General and Administrative Expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Croatia	$4,174	$6,001	(30.4)%	(21.9)%
Czech Republic	15,082	18,794	(19.8)%	(4.8)%
Romania	9,941	11,339	(12.3)%	12.4%
Slovak Republic	8,846	7,842	12.8%	25.5%
Slovenia	4,188	6,038	(30.6)%	(22.7)%
Corporate	24,987	35,620	(29.9)%	(27.3)%
Total Core Operations	$67,218	$85,634	(21.5)%	(12.5)%
Bulgaria	$4,777	$773	Nm(3)	Nm(3)
Ukraine	4,081	10,097	(59.6)%	(59.6)%
Total Developing Operations	$8,858	$10,870	(18.5)%	(18.3)%
Total Selling, General and Administrative Expenses	$76,076	$96,504	(21.2)%	(13.2)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Total Selling, General and Administrative Expenses for the nine months ended September 30, 2009 decreased by US$ 20.4 million, or 21.2%, compared to the nine months ended September 30, 2008, of which 8.0% reflects the impact of movements in foreign exchange rates.

The movement in selling, general and administrative expenses for each of our country operations is discussed in Section IV, “Analysis of Segment Results”.

Corporate costs for the nine months ended September 30, 2009 decreased by US$ 10.6 million, or 29.9%, compared to the nine months ended September 30, 2008 as the benefits of our ongoing cost reduction measures were partially offset by redundancy costs of US$ 1.5 million and costs of approximately US$ 3.7 million in connection with our proposed acquisition of the Media Pro Entertainment business, which prior to January 1, 2009 would have been capitalized as part of our investment (see Item 1, Note 20, “Commitments and Contingencies: Media Pro Transaction”).

Corporate costs for the nine months ended September 30, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our Lehman Brothers bankruptcy claim (see Item 1, Note 20, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”).

Corporate costs for the nine months ended September 30, 2009 include a charge of US$ 4.6 million (nine months ended September 30, 2008: US$ 5.5 million) in respect of non-cash stock-based compensation (see Item 1, Note 15, “Stock-Based Compensation”).

Index

III (g) Impairment Charge for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	For the Nine Months Ended September 30, (US$ 000's)
	2009	2008	%Act(1)

Impairment charge	$81,843	-	Nm(2)

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Number is not meaningful.

We revised our estimates of future cash flows in our Bulgaria operations in the first quarter of 2009 to reflect revised expectations of a heavier contraction in the advertising market in 2009, lower growth in future years and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which has been reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that Long-Lived Assets in the PRO.BG asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil (see Item 1, Note 4, “Goodwill and Intangible Assets”).

III (h) Operating Income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

OPERATING INCOME
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Operating Income / (Loss)	$(33,450)	$7,155	Nm(3)	Nm(3)

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

(3) Number is not meaningful.

Due to the foregoing, operating income for the three months ended September 30, 2009 decreased by US$ 40.6 million compared to the three months ended September 30, 2009.  Operating margin was (24.9)%, compared to 3.6% for the three months ended September 30, 2008.

Index

III (i) Operating Income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

OPERATING INCOME
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)		% Lfl(2)

Operating Income / (Loss)	$(106,229)	$151,372	(170.2	) %	(192.7)%

(1) Actual (“%Act”) reflects the percentage change between two periods.

(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Due to the foregoing, operating income for the nine months ended September 30, 2009 decreased by US$ 257.6 million compared to the nine months ended September 30, 2008.  Operating margin was (23.0)%, compared to 20.8% for the nine months ended September 30, 2008.

III (j) Other income / (expense) items for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

OTHER INCOME / (EXPENSE)
	For the Three Months Ended September 30, (US$ 000's)
	2009	2008	% Act

Interest income	$628	$2,126	(70.5	) %
Interest expense	(27,237)	(22,127)	(23.1)%
Foreign currency exchange gain, net	28,980	4,959	Nm(1)
Change in fair value of derivatives	(3,259)	9,868	(133.0)%
Other income	45	288	(84.4)%
Provision for income taxes	9,999	(20,838)	Nm(1)
Discontinued Operations, net of tax	-	(1,026)	Nm(1)
Noncontrolling Interest in loss / (income) of consolidated subsidiaries	2,744	265	Nm(1)
Currency Translation Adjustment, net	53,164	(217,905)	Nm(1)

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Number is not meaningful.

Interest income for the three months ended September 30, 2009 decreased by US$ 1.5 million compared to the three months ended September 30, 2008, primarily as a result of the reduction in interest rates. In  September 2009, we issued EUR 440.0 million (approximately US$ 644.3 million) of 2009 Fixed Rate Notes for a net premium of US$ 5.9 million which is being amortized through interest income using the effective yield method. Although it had little impact in the current quarter, the amortization of this premium will result in additional interest income of approximately US$ 0.1 - 0.2 million per quarter until September 2016.

Interest expense for the three months ended September 30, 2009 increased by US$ 5.1 million compared to the three months ended September 30, 2008 as a result of movements in foreign exchange rates, an increase in our average borrowings, albeit at lower interest rates, and a loss on extinguishment of our EBRD loan and the 2005 Fixed Rate Notes of US$ 3.4 million.

Index

Foreign currency exchange gain / (loss), net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes (including the 2005 Fixed Rate Notes) and, prior to its repayment, the EBRD Loan, which are denominated in Euros, as well as intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During the three months ended September 30, 2009, we recognized a net gain of US$ 29.0 million comprising: transaction gains of US$ 51.9 million relating to the revaluation of intercompany loans; transaction losses of approximately US$ 19.8 million on the Senior Notes (including the 2005 Fixed Rate Notes) and US$ 7.0 million on the EBRD Loan due to the strengthening of the Euro against the dollar between June 30, 2009 and September 30, 2009; and transaction gains of US$ 3.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the three months ended September 30, 2008, we recognized a net gain of US$ 5.0 million comprising transaction gains of approximately US$ 57.7 million on the Senior Notes (including the 2005 Fixed Rate Notes) due to the strengthening of the dollar against the Euro between June 30, 2008 and September 30, 2009. This gain was partly offset by transaction losses of US$ 18.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the dollar and US$ 34.4 million relating to the revaluation of intercompany loans.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 85.4 million within currency translation adjustment on the revaluation of the loan in the period from July 1, 2008 to September 30, 2008.

Change in fair value of derivatives: For the three months ended September 30, 2009, we recognized a loss of US$ 3.3 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a gain of US$ 9.9 million for the three months ended September 30, 2008.

Other income/ (expense):  For the three months ended September 30, 2009 we recognized other income of US$ 45.0 thousand compared to US$ 0.3 million for the three months ended September 30, 2008.

Provision for income taxes:  The provision for income taxes for the three months ended September 30, 2009 was a credit of US$ 10.0 million, compared to a charge of US$ 20.8 million for the three months ended September 30, 2008. The provision for income taxes for the three months ended September 30, 2008 included a charge of  US$ 21.8 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding credit recognized in other comprehensive income. The underlying reduction in our provision for income taxes reflects our lower profitability. Our stations pay income taxes at rates ranging from 10% in Bulgaria to 25% in Ukraine.

Discontinued operations, net:  In the fourth quarter of 2008 we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for the three months ended September 30, 2008, but these operations were disposed of in the first quarter of 2009.

Noncontrolling Interest in loss / (income) of consolidated subsidiaries:  For the three months ended September 30, 2009, we recognized income of US$ 2.7 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries as a result of adoption of FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No.51” (“FAS 160 (ASC 810)”) from January 1, 2009, compared to income of US$ 0.3 million for the three months ended September 30, 2008 reflecting the losses of our Bulgaria operations, which we acquired in August 2008.  The income in the three months ended September 30, 2008 arose on our Ukraine operations.

Index

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

The dollar depreciated against the functional currencies of all of our operations during the three months ended September 30, 2009 and appreciated against the functional currencies of all our operations during the three months ended September 30, 2008 and as a result we recognized gains on the revaluation of our net investments in subsidiaries during the three months ended September 30, 2009 of US$ 53.2 million compared to a loss of US$ 217.9 million for the three months ended September 30, 2008. The net loss on translation for the three months ended September 30, 2008 included a loss of US$ 85.4 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.   Since February 19, 2009, any exchange difference arising on the revaluation of this loan has been recognized in the income statement.

The following table illustrates the amount by which the dollar depreciated against the functional currencies of our operations between July 1 and September 30 in 2009 and 2008, respectively:

	Three months ended September 30,
	2009	2008

Bulgarian Lev (1)	(3)%	-%
Croatian Kuna	(4)%	8%
Czech Koruna	(6)%	14%
Euro	(3)%	10%
New Romanian Lei	(4)%	13%
Ukraine Hryvna (2)	-%	-%

(1)  We acquired our Bulgaria operations on August 1, 2008.

(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009.  We therefore do not show the movement of the dollar against the Hryvna for the three months ended September 30, 2008.

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

Index

III (k) Other income / (expense) items for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

OTHER INCOME / (EXPENSE)
	For the Nine Months Ended September 30, (US$ 000's)
	2009	2008	%Act(1)
Interest income	$2,070	$8,081	(74.4	) %
Interest expense	(70,923)	(59,702)	(18.8	) %
Foreign currency exchange gain, net	113,655	(5,587)	Nm(2)
Change in fair value of derivatives	(4,444)	(13,671)	67.5%
Other income	391	1,607	(75.7	) %
Provision for income taxes	16,614	(19,478)	185.3%
Discontinued Operations, net of tax	(262)	(2,534)	89.7%
Noncontrolling Interest in loss / (income) of consolidated subsidiaries	7,221	(1,507)	Nm(2)
Currency Translation Adjustment, net	(47,265)	67,141	(170.4	) %
Obligation to repurchase shares	-	488	Nm(2)

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Number is not meaningful.

Interest income for the nine months ended September 30, 2009 decreased by US$ 6.0 million compared to the nine months ended September 30, 2008, primarily as a result of the reduction in interest rates. In September 2009, we issued EUR 440.0 million of 2009 Fixed Rate Notes for a net premium of US$ 5.9 million which is being amortized through interest income using the effective yield method. Although this has had little impact in the nine months ended September 30, 2009, the amortization of this premium will result in additional interest income of approximately US$ 0.1 - 0.2 million per quarter until September 2016.

Interest expense for the nine months ended September 30, 2009 increased by US$ 11.2 million compared to the nine months ended September 30, 2008.  The increase reflects a full nine months’ interest and amortization of the related debt issuance discount on our Convertible Notes issued on March 10, 2008 as well as movements in foreign exchange rates, an increase in our average borrowings, albeit at lower interest rates, and a loss on extinguishment of our EBRD loan and the 2005 Fixed Rate Notes of US$ 3.4 million.

Foreign currency exchange gain / (loss), net:  During the nine months ended September 30, 2009, we recognized a net gain of US$ 113.7 million comprising: transaction gains of US$ 167.1 million relating to the revaluation of intercompany loans; transaction losses of approximately US$ 28.3 million on the Senior Notes (including the 2005 Fixed Rate Notes before they were redeemed) and US$ 22.4 million on the EBRD Loan due to the strengthening of the Euro against the dollar between December 31, 2008 and September 30, 2009; and transaction losses of US$ 2.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the nine months ended September 30, 2008 we recognized a net loss of US$ 5.6 million comprising: a transaction gain of approximately US$ 16.5 million on the Senior Notes (including the 2005 Fixed Rate Notes before they were redeemed) due to the strengthening of the dollar against the Euro between December 31, 2007 and September 30, 2008, partially offset by losses of US$ 13.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the dollar and US$ 8.9 million relating to the revaluation of intercompany loans.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 95.1 million within currency translation adjustment on the revaluation of such loan in the period from January 1, 2009 to February 19, 2009 compared to a gain of US$ 28.6 million in the nine months ended September 30, 2008.

Index

Change in fair value of derivatives: For the nine months ended September 30, 2009 we recognized a loss of US$ 4.4 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 compared to a loss of US$ 13.7 million for the nine months ended September 30, 2008.

Other income:  For the nine months ended September 30, 2009 we recognized other income of US$ 0.4 million compared to US$ 1.6 million for the nine months ended September 30, 2008.

Provision for income taxes:  The provision for income taxes for the nine months ended September 30, 2009 was a credit of US$ 16.6 million compared to a charge of US$ 19.5 million for the nine months ended September 30, 2008.  The provision for income taxes for the nine months ended September 30, 2008 includes a credit of US$ 7.3 million relating to movements in foreign exchange rates on intercompany loans, with a corresponding charge recognized in other comprehensive income.  The underlying reduction in our provision for income taxes reflects our reduced profitability.  Our stations pay income taxes at rates ranging from 10% in Bulgaria to 25% in Ukraine.

Discontinued operations, net:  In the fourth quarter of 2008, we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for the nine months ended September 30, 2008, but these operations were disposed of in the first quarter of 2009.

Noncontrolling Interest in income of consolidated subsidiaries:  For the nine months ended September 30, 2009, we recognized income of US$ 7.2 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries as a result of adoption of FAS 160 (ASC 810) from January 1, 2009, compared to an expense of US$ 1.5 million for the nine months ended September 30, 2008, reflecting the losses of our Bulgaria operations which we acquired in August 2008.

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

The dollar depreciated against the functional currencies of most of our operations during the nine months ended September 30, 2009, particularly during the first quarter of 2009. The dollar depreciated against the functional currencies of our Croatia and Czech Republic operations and appreciated against the functional currencies of our Romania, Slovak Republic and Slovenia operations during the nine months ended September 30, 2008.  We recognized a loss of US$ 47.3 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 67.1 million in the nine months ended September 30, 2008. The net loss on translation for the nine months ended September 30, 2009 included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  This compares to a gain of US$ 28.6 million for the same period in 2008.  Since February 19, 2009, any exchange difference arising on the revaluation of such loan has been recognized in the income statement.

Index

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and September 30 in 2009 and 2008, respectively:

	Nine months ended September 30,
	2009	2008

Bulgarian Lev (1)	(5)%	-
Croatian Kuna	(5)%	(1)%
Czech Koruna	(11)%	(5)%
Euro	(5)%	3%
New Romanian Lei	1%	6%
Ukraine Hryvna (2)	-	-

(1)  We acquired our Bulgaria operations on August 1, 2008.

(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not show the movement of the dollar against the Hryvna for the nine months ended September 30, 2008.

Index

IV. Analysis of Segment Results

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

We believe EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that do not impact either our cash flows or the operating results of our stations.  EBITDA is also used as a component in determining management bonuses.

A summary of our total Net Revenues, EBITDA and EBITDA margin showing the relative contribution of each segment, is as follows:

Index

SEGMENT FINANCIAL INFORMATION
For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	%Act	%Lfl
Net Revenues
Croatia (NOVA TV)	$6,871	$8,525	(19.4)%	(13.5)%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	53,778	72,602	(25.9)%	(19.4)%
Romania (1)	36,088	59,281	(39.1)%	(24.6)%
Slovak Republic (TV MARKIZA and DOMA) (2)	19,306	24,795	(22.1)%	(18.9)%
Slovenia (POP TV, KANAL A and TV PIKA)	11,272	14,231	(20.8)%	(17.1)%
Total Core Operations	127,315	179,434	(29.0)%	(20.4)%
Bulgaria (PRO.BG and RING.BG) (3)	$920	$462	99.1%	101.8%
Ukraine (STUDIO 1+1, KINO) (4)	6,247	20,705	(69.8)%	(69.8)%
Total Developing Operations	7,167	21,167	(66.1)%	(66.1)%
Total Net Revenues	$134,482	$200,601	(33.0)%	(25.7)%
Represented by:
Broadcast operations	$132,148	$198,426	(33.4%)	(26.2)%
Non-broadcast operations	2,334	2,175	7.3%	17.5%
Total Net Revenues	$134,482	$200,601	(33.0)%	(25.7)%
EBITDA
Croatia (NOVA TV)	$(3,622)	$(5,401)	32.9%	28.2%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	17,767	31,405	(43.4)%	(39.2)%
Romania (1)	6,638	20,116	(67.0)%	(59.4)%
Slovak Republic (TV MARKIZA and DOMA) (2)	(2,669)	5,847	(145.6)%	(146.1)%
Slovenia (POP TV, KANAL A and TV PIKA)	(1,191)	2,153	(155.3)%	(153.5)%
Corporate	(7,109)	(11,672)	39.1%	36.6%
Total Core Operations	9,814	42,448	(76.9)%	(73.7)%
Bulgaria (PRO.BG and RING.BG) (3)	$(12,346)	$(3,101)	(298.1)%	Nm (5)
Ukraine (STUDIO 1+1, KINO) (4)	(11,822)	(7,791)	(51.7)%	(51.7)%
Total Developing Operations	(24,168)	(10,892)	(121.9)%	(124.0)%
Consolidated EBITDA	$(14,354)	$31,556	(145.5)%	(154.1)%
Represented by:
Broadcast operations	$(3,342)	$46,018	(107.3)%	(108.3)%
Non-broadcast operations	(3,903)	(2,790)	(39.9)%	(53.9)%
Corporate	(7,109)	(11,672)	39.1%	36.6%
Consolidated EBITDA	$(14,354)	$31,556	(145.5)%	(154.1)%

EBITDA Margin (6)	(11)%	16%

(1) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV Romania.

(2) We launched DOMA on August 31, 2009

(3) We acquired our Bulgaria operations on August 1, 2008.

(4) From January 1, 2009 the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and are no longer reported as a separate segment.

(5) Number is not meaningful.

(6) We define EBITDA margin as the ratio of EBITDA to Net Revenues.

Index

SEGMENT FINANCIAL INFORMATION
For the Nine  Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	%Act	%Lfl
Net Revenues
Croatia (NOVA TV)	$31,200	$38,153	(18.2)%	(6.0)%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	181,456	270,730	(33.0%)	(19.9)%
Romania (1)	120,622	197,119	(38.8)%	(20.9)%
Slovak Republic (TV MARKIZA and DOMA) (2)	68,106	88,126	(22.7)%	(13.6)%
Slovenia (POP TV, KANAL A and TV PIKA)	43,741	58,392	(25.1)%	(15.8)%
Total Core Operations	445,125	652,520	(31.8)%	(18.0)%
Bulgaria (PRO.BG and RING.BG) (3)	$2,397	$462	Nm (5)	Nm (5)
Ukraine (STUDIO 1+1, KINO) (4)	14,366	75,451	(81.0)%	(81.0)%
Total Developing Operations	16,763	75,913	(77.9)%	(77.9)%
Total Net Revenues	$461,888	$728,433	(36.6)%	(25.4)%
Represented by:
Broadcast operations	$455,347	$721,505	(36.9)%	(25.7)%
Non-broadcast operations	6,541	6,928	(5.6)%	9.2%
Total Net Revenues	$461,888	$728,433	(36.6)%	(25.4)%
EBITDA
Croatia (NOVA TV)	$(1,362)	$(6,448)	78.9%	77.3%
Czech Republic (TV NOVA, NOVA CINEMA and NOVA SPORT)	81,201	146,454	(44.6)%	(33.4)%
Romania (1)	29,196	81,785	(64.3)%	(53.8)%
Slovak Republic (TV MARKIZA and DOMA) (2)	6,714	28,958	(76.8)%	(73.9)%
Slovenia (POP TV, KANAL A and TV PIKA)	9,094	17,359	(47.6)%	(41.0)%
Corporate	(24,176)	(34,971)	30.9%	28.3%
Total Core Operations	100,667	233,137	(56.8)%	(46.0)%
Bulgaria (PRO.BG and RING.BG) (3)	$(29,702)	$(3,101)	Nm (5)	Nm (5)
Ukraine (STUDIO 1+1, KINO) (4)	(40,188)	(12,916)	(211.1)%	(211.1)%
Total Developing Operations	(68,890)	(16,017)	Nm (7)	Nm (5)
Consolidated EBITDA	$30,777	$217,120	(85.8)%	(82.0)%
Represented by:
Broadcast operations	$61,892	$258,251	(76.0)%	(70.5)%
Non-broadcast operations	(6,939)	(6,160)	(12.6)%	(27.7)%
Corporate	(24,176)	(34,971)	30.9%	28.3%
Consolidated EBITDA	$30,777	$217,120	(85.8)%	(82.0)%

EBITDA Margin (6)	7%	30%

(1) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV Romania.

(2) We launched DOMA on August 31, 2009

(3) We acquired our Bulgaria operations on August 1, 2008.

(4) From January 1, 2009 the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and are no longer reported as a separate segment.

(5) Number is not meaningful.

(6) We define EBITDA margin as the ratio of EBITDA to Net Revenues.

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

Local Advertising Markets. We have observed over many years a strong positive correlation between the macro economic performance of the emerging markets in which we operate and the size of the television advertising market, which is measured in constant currency unless otherwise stated, although advertising and TV advertising markets have increased much faster than GDP when GDP increases and have declined more rapidly when GDP declines. In addition to the underlying macro economic performance of each country in which we operate, demand for advertising, and therefore the overall size of the market, can fluctuate for many other reasons. These reasons could include, but are not limited to,  structural changes to the economy, such as accession to the European Union, the development of new technologies, significant new entrants requiring large amounts of advertising or the impact of new legislation.

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

Monetization of audience share. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television and radio advertising revenue net of rebates is referred to as “spot revenues,” which primarily comprise sales of commercial gross rating points (“GRPs”), which is a measure of the number of people watching when the advertisement is aired. The audience share we can generate in each country determines the number of GRPs each of our operations has to sell, although the relationship between audience share and revenue is frequently non-linear in nature and the amount of revenue we earn is the result of the interrelation between the volume of GRPs we are able to generate, the proportion of those GRPs we can sell to advertisers and the price at which we can sell them. In any period, we attempt to maximize revenue by optimizing pricing and resulting sell-out rates, including price increases or decreases depending on market conditions, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedule. In most of our segments, our ability to provide advertisers with a package of related services across a number of channels and audience demographics, combined with the absolute level of that audience share, which has generally been market-leading, has enabled us to enjoy a share of the advertising market, and therefore segment net revenues, disproportionately in excess of our audience share.

Index

Generally we contract with clients to provide an agreed number of GRPs for an agreed price (“cost per point”). Much more rarely we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers.  The price per GRP package varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requirements for special positioning of the advertisement, the demographic group that the advertisement is targeting (in a multi-channel environment) and other factors. Our larger advertising customers generally enter into annual contracts which usually run from April to March and set the pricing for a committed volume of GRPs, although this has not been our experience in 2009. Generally, demand for broadcast advertising is highest in the fourth quarter of the year in the run-up to Christmas and lowest in the third quarter of the year during the summer holiday period.

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

A) BULGARIA

Macro economic environment and local advertising markets

We estimate that the net television advertising market in Bulgaria was approximately US$ 175 to US$ 185 million in 2008. We estimate that the television advertising market declined by 27% in the nine months ended September 30, 2009 compared to the same period in 2008.  Economic projections for Bulgaria in 2009 are poor, resulting in uncertainty among advertisers.  As a result we are closing sales contracts for 2009 more slowly than we anticipated and cannot accurately predict future market development.  However, we currently expect the television advertising market to decline by between 22% and 28% in 2009. If market conditions continue to worsen, a larger decline in the total advertising market could occur.

Audience Share and Ratings

For sales purposes, PRO.BG’s target audience demographic is 18-49 Urban. All audience data shown below is based on the target demographic of PRO.BG.

For the nine months ended September 30, 2009
All day audience share	2.9%
All day ratings	0.4%
Prime time audience share	3.1%
Prime time ratings	0.9%

We acquired our Bulgaria operations on August 1, 2008.  Since acquiring our Bulgaria operations, we have continued to focus on establishing the necessary infrastructure and resources for the development of the operations, drawing on support from Romania and other markets while we build the new local management team. We continue to enhance our management team and have delivered our first in-house production, ‘Wife Swap’, which aired during the second quarter.  Other in-house and co-productions are in development to be aired later this year, including the second season of ‘Wife Swap’ and new access and prime time shows.  We have consolidated our operations to one location, which has three fully operational studios.

Index

Our major competitors are the privately owned broadcasters bTV and NOVA TV and the public broadcaster BNT. In the nine months ended September 30, 2009, bTV had an all day audience share of 32.6%, NOVA TV had an all day audience share of 23.9% and BNT had an all day audience share of 9.0%.  In terms of its audience share, PRO.BG currently is comparable to the larger cable or satellite channels in the Bulgarian market, including DIEMA + and DIEMA 2, with all day audience shares for the nine months ended September 30, 2009 of 2.8% and 1.1%, respectively and FOX LIFE with 2.6%.

Prime time audience share for the nine months ended September 30, 2009 was 37.9% for bTV, 25.9% for NOVA TV and 10.4% for BNT, respectively.  Prime time audience shares for the nine months ended September 30, 2009 for DIEMA +, DIEMA 2 and FOX LIFE were 2.4%, 0.6% and 1.3%, respectively.

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	BULGARIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008(1)	% Act(2)	% Lfl(3)

Spot revenues	$491	$158	210.8%	216.8%
Non-spot revenues	429	304	41.1%	42.4%
Net Revenues	$920	$462	99.1%	101.8%

Represented by
Broadcast operations	$920	$460	100%	102.5%
Non-broadcast operations	-	2	(100)%	(100)%
Net Revenues	$920	$462	99.1%	101.8%

Index

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
	BULGARIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008(1)	% Act(2)	% Lfl(3)

Spot revenues	$1,157	$158	Nm(4)	Nm(4)
Non-spot revenues	1,240	304	Nm(4)	Nm(4)
Net Revenues	$2,397	$462	Nm(4)	Nm(4)

Represented by
Broadcast operations	$2,397	$460	Nm(4)	Nm(4)
Non-broadcast operations	-	2	(100)%	(100)%
Net Revenues	$2,397	$462	Nm(4)	Nm(4)

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) Actual (“%Act”) reflects the percentage change between two periods.
(3) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(4) Number is not meaningful.

Spot revenues for the three months ended September 30, 2009 continue to increase from the previous quarters in 2009 and were more than double those of the three months ended March 31, 2009.  However, they remain low in absolute terms.

Net Revenues for the nine months ended September 30, 2009 were US$ 2.4 million compared to US$ 0.5 million for the nine months ended September 30, 2008.  Spot revenues were US$ 1.2 million and non-spot revenues were US$ 1.2 million, primarily from cable revenues.

EBITDA Performance

	BULGARIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(12,346)	$(3,101)	(298.1)%	Nm(3)

Represented by
Broadcast operations	$(12,198)	$(3,031)	Nm(3)	Nm(3)
Non-broadcast operations	(148)	(70)	(111.4)%	(114.1)%
EBITDA	$(12,346)	$(3,101)	(298.1)%	Nm(3)

EBITDA Margin	Nm(3)	Nm(3)	Nm(3)	Nm(3)

Index

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	BULGARIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(29,702)	$(3,101)	Nm(3)	Nm(3)

Represented by
Broadcast operations	$(29,368)	$(3,031)	Nm(3)	Nm(3)
Non-broadcast operations	(334)	(70)	Nm(3)	Nm(3)
EBITDA	$(29,702)	$(3,101)	Nm(3)	Nm(3)

EBITDA Margin	Nm(3)	Nm(3)	Nm(3)	Nm(3)

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

EBITDA losses were US$ 12.3 million and US$ 29.7 million for the three and nine months ended September 30, 2009, respectively. The three months to September 30, 2009 are the first reported period following the relaunch of our channels and accordingly operating costs for the quarter are significantly higher than in previous quarters, reflecting increased programming activity and marketing.  We incurred programming costs of US$ 22.8 million in the nine months ended September 30, 2009, of which US$ 7.8 million relates to accelerated amortization of acquired programming that is scheduled to be broadcast where the net realizable value of the programming is less than its carrying value because the channel is not expected to generate sufficient revenue to recover the cost of the programming. We incurred other operating costs of US$ 4.5 million and selling, general and administrative costs of US$ 4.8 million for the nine months ended September 30, 2009.

(B) CROATIA

Macro economic environment and local advertising markets

We estimate that the television advertising market in Croatia experienced no growth in 2008 because of a reduction in demand from international advertisers in the fourth quarter of that year.  We estimate that the television advertising market declined by 17% in the nine months to September 30, 2009 compared to the same period in 2008.  Economic projections for Croatia in 2009 are poor and there is no consensus as to when a recovery will take place. Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the television advertising market to decline by between 12% and 18% in 2009. If market conditions continue to worsen a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the Croatian kuna, the functional currency of our Croatia operations, varies considerably from period to period. The average exchange rates of the dollar to the Croatian kuna in the three and nine months ended September 30, 2009 appreciated by 7% and 15%, respectively, compared to the same periods in 2008.

Index

Audience Share and Ratings

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data is shown on this basis.

	For the Nine Months Ended September 30,
	2009	2008	Movement
All day audience share	22.2%	22.7%	(0.5)%
All day ratings	3.5%	3.3%	0.2%
Prime time audience share	26.3%	25.9%	0.4%
Prime time ratings	9.1%	8.7%	0.4%

NOVA TV (Croatia) achieved average prime time audience shares of 25.2% and 27.5% in August and September 2009 respectively, to become the market leader in Croatia. The prime time audience share of NOVA TV (Croatia) for the nine months ended September 30, 2009 increased compared to the same period of 2008 despite the implementation of a low cost programming schedule and the impact of the Croatian national team reaching the final of the World Handball Championships in 2009, which was broadcast by a competitor channel.

The second season of the reality show ‘The Farm’ was launched in March 2009, achieving an average audience share of 35%. More recently, in September 2009,  we launched our entertainment show ‘Supertalent’ (‘Got Talent’) and our locally produced drama series ‘Najbolje Godine’ (‘The Best Years’), achieving average audience shares of 37% and 33%, respectively.  Our main evening news program continues to perform well and increased its audience share in the third quarter to approximately  33.8% from 30.5% in the same period in 2008, providing an anchor for the rest of our prime time schedule.

The number of daily unique users to our internet sites continues to increase, up by 20% in the third quarter compared to the same period in 2008.

Our major competitors are the privately owned broadcaster RTL, with an all day audience share for the nine months ended September 30, 2009 of 26.4%, and two channels of the public broadcaster, HTV1 and HTV2, with all day audience shares of 23.8% and 13.3%, respectively.

In the nine months ended September 30, 2009 NOVA TV (Croatia) remained the second highest ranked channel with an increase in its prime time audience share from 25.9% in the nine months ended September 30, 2008 to 26.3% in the nine months ended September 30, 2009. The prime time audience share for RTL increased from 26.4% to 27.6% over the same period, in part due to its broadcasting of the World Handball Championship. The prime time audience shares of HTV1 decreased from 21.8% to 21.3% and HTV2 decreased from 17.5% to 14.6%.

Prime time ratings for the Croatia market increased from 33.5% for the nine months ended September 30, 2008 to 34.8% for the comparable nine month period in 2009.

Index

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$5,678	$7,084	(19.8)%	(13.9)%
Non-spot revenues	1,193	1,441	(17.2)%	(11.4)%
Net Revenues	$6,871	$8,525	(19.4)%	(13.5)%

Represented by
Broadcast operations	$6,772	$8,430	(19.7%)	(13.8)%
Non-broadcast operations	99	95	4.2%	13.6%
Net Revenues	$6,871	$8,525	(19.4)%	(13.5)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$25,970	$31,797	(18.3)%	(6.1)%
Non-spot revenues	5,230	6,356	(17.7)%	(5.6)%
Net Revenues	$31,200	$38,153	(18.2)%	(6.0)%

Represented by
Broadcast operations	$30,824	$37,744	(18.3)%	(6.1)%
Non-broadcast operations	376	409	(8.1)%	5.9%
Net Revenues	$31,200	$38,153	(18.2)%	(6.0)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008, in part as a result of the strengthening of the dollar against the Croatian Kuna, the currency in which our sales are denominated.

In constant currency, we experienced a decrease in spot revenues primarily due to lower pricing in response to weaker demand from advertisers, which more than offset an increase in the volume of GRPs sold.

Non-spot revenues decreased in constant currency in the three and nine months ended September 30, 2009 compared to the same period in 2008, primarily as a result of lower game show and text messaging revenues following changes to our schedule. Although we experienced signs of increased demand for advertising in the retail, pharmaceuticals and food sectors, the beverages and financial sectors remain in decline.

Index

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(3,622)	$(5,401)	32.9%	28.2%

Represented by
Broadcast operations	$(3,166)	$(4,547)	30.4%	25.1%
Non-broadcast operations	(456)	(854)	46.6%	44.4%
EBITDA	$(3,622)	$(5,401)	32.9%	28.2%

EBITDA Margin	(53)%	(63)%	10%	10%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	CROATIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(1,362)	$(6,448)	78.9%	77.3%

Represented by
Broadcast operations	$(387)	$(4,977)	92.2%	91.7%
Non-broadcast operations	(975)	(1,471)	33.7%	27.4%
EBITDA	$(1,362)	$(6,448)	78.9%	77.3%

EBITDA Margin	(4)%	(17)%	13%	13%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Despite the decreases in revenues described above, our Croatia operations produced lower EBITDA losses during the three and nine months ended September 30, 2009.

Our Croatia operations’ EBITDA performance is primarily a result of a decline in revenues which outweighed overall cost decreases resulting from:

•
decreases in the cost of programming of 23% and 22% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, following a cost optimization program reflecting savings in both foreign and local program syndication,  partially offset by costs relating to the production of ‘In Magazin’, a locally produced daily magazine show;

•
increases in other operating costs of 12% and 2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to higher staff-related costs due to higher headcount; and

•
decreases in selling, general and administrative expenses of 43% and 22% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower marketing expenses.

Index

(C) CZECH REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market in the Czech Republic grew by approximately 10% to 12% in 2008, although it declined noticeably in December of that year.  We estimate that the television advertising market declined by 23% in the nine months ended September 30, 2009 compared to the same period in 2008.  Economic projections for the Czech Republic for 2009 show substantial decline in GDP and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately.  However, we currently expect the television advertising market to decline by between 20% and 25% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the Czech koruna, the functional currency of our Czech Republic operations, varies considerably from period to period. The average exchange rates of the dollar to the Czech koruna in the three and nine months ended September 30, 2009 appreciated by 9% and 20%, respectively, compared to the same periods in 2008.

Audience share and ratings

For advertising sales purposes, the TV NOVA (Czech Republic) and NOVA CINEMA target audience is the 15-54 demographic and all audience data is shown on this basis.

	For the Nine Months Ended September 30,
	2009(1)	2008	Movement
All day audience share	43.0%	41.4%	1.6%
All day ratings	4.6%	4.5%	0.1%
Prime time audience share	47.7%	45.7%	2.0%
Prime time ratings	13.5%	13.2%	0.3%

(1) NOVA CINEMA began broadcasting in DVB-T from December 15, 2008.

Our Czech Republic operations maintained their clear leadership position in the market with an average prime time share in their target group of 47.7% for the nine months ended September 30, 2009.  This was achieved despite the introduction of a more cost efficient spring and fall schedule. In addition to our already successful series ‘Ulice’ and ‘Ordinace’, this schedule included a rerun of the popular Czech sitcom ’Comeback’ and a new season of the reality show ‘Czech-Slovak Superstar’, which achieved an audience share of around 50% in its initial airing.  TV NOVA (Czech Republic)’s news program performed extraordinarily well with an average prime time audience share of 66% for the nine months ended September 30, 2009.

NOVA CINEMA increased its coverage in its 4+ individuals target audience to 67% from 46% since it began broadcasting in Digital Video Broadcasting-Terrestrial (“DVB-T”) on December 15, 2008 and we began to monetize its ratings in the nine months ended September 30, 2009.

The number of average unique daily users to our internet sites grew from an average of approximately 258 thousand in the nine months ended September 30, 2008 to 518 thousand in the nine months ended September 30, 2009, primarily due to the launch of news portal tn.cz, the acquisition of Jyxo s.r.o. and Blog, a leading Czech blog site in May 2008, and the successful launch of video-on-demand capability in the fall of 2008. The number of average unique daily users to our internet sites decreased 5% during the three months ended September 30, 2009 compared to the same period in 2008 although there has been a recovery in unique daily users towards the end of the third quarter in 2009 following the broadcast of the reality show ‘Czech-Slovak Superstar’.

Index

Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with all day audience shares for the nine months ended September 30, 2009 of 15.9% and 5.5%, respectively, and privately owned broadcaster TV Prima, with an all day audience share of 16.7%.

Prime time audience share for CT1 decreased from 18.2% in the nine months ended September 30, 2008 to 17.2% in the nine months ended September 30, 2009, while the shares of CT2 and TV Prima decreased from 6.1% to 4.9% and from 17.3% to 16.4%, respectively.

Prime time ratings for our Czech Republic operations were 13.5% in the nine months ended September 30, 2009 compared to 13.2% in the nine months ended September 30, 2008, which included NOVA CINEMA, while total prime time ratings in the Czech Republic declined from 28.9% in 2008 to 28.3% in 2009 for the same period.

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	CZECH REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$47,352	$66,607	(28.9)%	(22.6)%
Non-spot revenues	6,426	5,995	7.2%	17.1%
Net Revenues	$53,778	$72,602	(25.9)%	(19.4)%

Represented by
Broadcast operations	$52,735	$71,813	(26.6)%	(20.1)%
Non-broadcast operations	1,043	789	32.2%	46.3%
Net Revenues	$53,778	$72,602	(25.9)%	(19.4)%

Index

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$161,353	$248,280	(35.0)%	(22.3)%
Non-spot revenues	20,103	22,450	(10.5)%	6.9%
Net Revenues	$181,456	270,730	(33.0)%	(19.9)%

Represented by
Broadcast operations	$178.949	269,236	(33.5)%	(20.5)%
Non-broadcast operations	2,507	1,494	67.8%	94.3%
Net Revenues	$181,456	$270,730	(33.0)%	(19.9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008 in part as a result of the strengthening of the dollar against the Czech Koruna, the currency in which our sales are denominated, and in part as a result of decline in the advertising market.

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

Non-spot revenues increased in constant currency in the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily due to higher sponsorship revenues following the creation of a dedicated sponsorship sales team in 2009, increased revenues generated from teleshopping and increased barter revenues, particularly in the three months ended September 30, 2009. This increase was partially offset by the absence of subscription revenues generated from NOVA CINEMA.

Index

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	CZECH REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$17,767	$31,405	(43.4)%	(39.2)%

Represented by
Broadcast operations	$19,223	$33,044	(41.8)%	(37.4)%
Non-broadcast operations	(1,456)	(1,639)	11.2%	4.0%
EBITDA	$17,767	$31,405	(43.4)%	(39.2)%

EBITDA Margin	33%	43%	(10)%	(10)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$81,201	$146,454	(44.6)%	(33.4)%

Represented by
Broadcast operations	$84,037	$149,338	(43.7)%	(32.5)%
Non-broadcast operations	(2,836)	(2,884)	1.7%	12.2%
EBITDA	$81,201	$146,454	(44.6)%	(33.4)%

EBITDA Margin	45%	54%	(9)%	(9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Czech Republic operations’ EBITDA performance is primarily a result of a decline in revenues which outweighed a net cost saving resulting from:

•
decreases in the cost of programming of 15% and 12% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, following a cost optimization program resulting in savings in both foreign and local program syndication. Notwithstanding the decrease in the cost of programming, production costs increased during the third quarter in 2009 primarily due to an increase in reality and entertainment shows included in the fall schedule. Production costs remained flat for the nine months ended September 30, 2009 compared to the same period in 2008;

•
increases in other operating costs of 27% and 17% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to higher fees paid for digital transmission as a result of broadcasting two of our channels in DVB-T rather than one in the same period in 2008, partially offset by lower staff-related costs; and

•
decreases in selling, general and administrative expenses of 12% and 5% for the three and nine months ended September 2009 compared with the same periods in 2008 primarily due to the lower marketing and travel expenses, partially offset by an increase in provision for doubtful debt in the three months ended September 30, 2009.

Index

The cost savings described above were unable to offset the effect of the decrease in revenues and as a result our Czech Republic operations experienced a decline in the EBITDA margin for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

(D) ROMANIA

Macro economic environment and local advertising markets

We estimate that the television advertising market grew by approximately 27% to 29% in 2008. However, there was a marked slowdown towards the end of 2008 and we estimate that the market declined by 29% in the nine months to September 30, 2009 compared to the same period in 2008. Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we currently expect the television advertising market will decline by between 25% and 30% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

The exchange rate between the dollar and the New Romanian lei, the functional currency of our Romania operations, varies considerably from period to period. The average exchange rates of the dollar to the New Romanian lei in the three and nine months ended September 30, 2009 appreciated by 24% and 30%, respectively compared to the same periods in 2008.

Audience Share and Ratings

For advertising sales purposes, our Romanian channels have different target audience demographics: PRO TV - 18-49 urban; ACASA - 15-49 female urban; PRO CINEMA - 18-49 urban; SPORT.RO - 18-49 male urban; and MTV ROMANIA - 15-34 urban. All audience data shown below is combined for all five channels and based on the target demographic of PRO TV.

	For the Nine Months Ended September 30, 2009
	2009	2008	Movement
All day audience share	27.6%	28.7%	(1.1)%
All day ratings	4.4%	4.5%	(0.1)%
Prime time audience share	33.0%	32.0%	1.0%
Prime time ratings	10.6%	10.4%	0.2%

Our Romania operations maintained an increase in prime time audience share.  Local programming continued to perform strongly in 2009, with ‘Regina’, the spin-off from the successful ‘Gypsy Heart’ series, delivering an audience share of 26.6%. The broadcast of ‘Regina’ ended in June 2009 and ‘Aniela’, the spin-off from ‘Regina’, commenced on ACASA in September 2009, delivering an audience share of 13.3%. ‘State de Romania’, a sitcom broadcast on PRO TV, delivered an audience share of 17.9% in September 2009.

Our internet operations continued to develop strongly, reaching approximately 406 thousand average daily unique users by the end of September 2009, a year-on-year growth of 71%.  ‘Stirileprotv.ro’ a new website launched in September 2008 contributed to the year-on-year increase in unique daily users.

Index

Our main competitors are the privately owned broadcasters Antena 1, which had an all day audience share for the nine months ended September 30, 2009 of 11.4%, Prima TV and Kanal D, which had all day audience shares of 5.5% and 4.7%, respectively.

Prime time audience share for Antena 1 increased from 11.2% in the nine months ended September 30, 2008 to 12.3% in the nine months ended September 30, 2009, while the prime time audience shares of Prima TV increased from 5.9% to 7.2% and Kanal D decreased from 5.0% to 4.8%.

Prime time ratings for PRO TV were 6.3% in the nine months ended September 30, 2008 compared to 6.4% in the nine months ended September 30, 2009 while total prime time ratings for the Romania market decreased from 32.3% in the nine months ended September 30, 2008 to 32.1% in the nine months ended September 30, 2009.

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$30,212	$54,720	(44.8)%	(31.7)%
Non-spot revenues	5,876	4,561	28.8%	62.3%
Net Revenues	$36,088	$59,281	(39.1)%	(24.6)%

Represented by
Broadcast operations	$35,894	$59,044	(39.2)%	(24.7)%
Non-broadcast operations	194	237	(18.1)%	1.6%
Net Revenues	$36,088	$59,281	(39.1)%	(24.6)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$103,738	$181,615	(42.9)%	(26.2)%
Non-spot revenues	16,884	15,504	8.9%	41.5%
Net Revenues	$120,622	$197,119	(38.8)%	(20.9)%

Represented by
Broadcast operations	$120,033	$196,072	(38.8)%	(20.9)%
Non-broadcast operations	589	1,047	(43.7)%	(27.0)%
Net Revenues	$120,622	$197,119	(38.8)%	(20.9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Spot revenues for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008 both as a result of the strengthening of the dollar against the New Romanian Lei, the currency in which our sales are denominated, and a decline in the advertising market.

In constant currency, we experienced a decrease in spot revenues primarily due to a decrease in the volume of GRPs sold, particularly in the first quarter of 2009, and lower pricing, particularly in the second and third quarters.

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$6,638	$20,116	(67.0)%	(59.4)%

Represented by
Broadcast operations	$7,560	$20,413	(63.0)%	(54.5)%
Non-broadcast operations	(922)	(297)	(210.4)%	(284.2)%
EBITDA	$6,638	$20,116	(67.0)%	(59.4)%

EBITDA Margin	18%	34%	(16)%	(16)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	ROMANIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$29,196	$81,785	(64.3)%	(53.8)%

Represented by
Broadcast operations	$30,824	$82,162	(62.5)%	(51.5)%
Non-broadcast operations	(1,628)	(377)	Nm(3)	Nm(3)
EBITDA	$29,196	$81,785	(64.3)%	(53.8)%

EBITDA Margin	24%	41%	(17)%	(17)%

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

Index

Our Romania operations’ EBITDA performance is primarily a result of a decline in revenue and an increase in costs resulting from:

•
increases in the cost of programming of 3% for the nine months ended September 30, 2009, compared to the same period in 2008, reflecting the higher cost of foreign acquired programming and an increase in acquired sport events. The acquisition of Radio Pro on April 17, 2008 also contributed to the increase. Cost of programming decreased by 8% in the three months ended September 30, 2009, compared to the same period in 2008 following a cost optimization program in the 2009 fall schedule;

•
decreases in other operating costs of 11% and 6% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower staff-related costs; and

•
increases in selling, general and administrative expenses of 10% and 12% for the three and nine months ended September 2009, respectively, compared with the same period in 2008, primarily due to increases in costs associated with new premises occupied in October 2008 and an increase in the provision for doubtful debts.

Total costs charged in arriving at EBITDA decreased 7% and increased 2% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decline in revenues outweighed the cost optimization initiatives and as a result, our Romania operations experienced a significant decline in their EBITDA margin for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

(E) SLOVAK REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market in the Slovak Republic grew by approximately 6% to 8% in local currency in 2008. We estimate that the television advertising market declined by 23% in the nine months ended September 30, 2009 compared to the same period in 2008 due to general economic conditions, augmented by the impact on the Slovak Republic of the dispute between Russia and Ukraine over gas supplies in the first quarter.  Economic projections for the Slovak Republic in 2009 are poor and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we expect the television advertising market to decline by between 25% and 30% in 2009. If market conditions continue to worsen, a further decline in the television advertising market can be expected.

With effect from January 1, 2009 the amount of total broadcast time devoted to advertising on public-owned stations was reduced to 2.5% from 3% and in connection with this we are required to pay 2.0% of the revenues of our Slovak Republic operations to a new Audiovisual Fund. This has increased our cost base by approximately US$ 1.3 million compared to 2008.

The Slovak Republic adopted the Euro on January 1, 2009, and as a result the functional currency of our Slovak Republic operations changed from the Slovak Koruna (“SKK”) on that date.

The exchange rate between the dollar and the Euro varies considerably from period to period. The average exchange rates of the dollar to the Euro in the three and nine months ended September 30, 2009 appreciated by 5% and 12%, respectively compared to the same periods in 2008. We calculated the comparative 2008 like-for-like data by translating the actual SKK revenues and costs of our Slovak Republic operations into Euros using the average exchange rates applicable during 2008. We then converted these implied Euro values into dollars using the current period average exchange rates in order to arrive at a like-for-like comparative.

Audience Share and Ratings

On August 31, 2009, we launched DOMA, a new channel in the Slovak Republic targeted at a younger female audience.  In September, DOMA achieved an average all day audience share of 2.8% in its target group of Female 12-54. For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and the audience data for TV MARKIZA and DOMA is shown below is based on TV MARKIZA’s target audience.

Index

	For the Nine Months Ended September 30,
	2009	2008	Movement
All day audience share	31.2%	35.3%	(4.1)%
All day ratings	4.0%	4.4%	(0.4)%
Prime time audience share	32.6%	36.6%	(4.0)%
Prime time ratings	10.8%	11.7%	(0.9)%

Our Slovak Republic operations’ prime time audience share declined to 32.6% in the nine months ended September 30, 2009 from 36.6% in the same period of 2008.  This reflects our decision in the first quarter of 2009 to remove high-cost local productions from the schedule to reduce costs which our principal competitor, privately owned TV JOJ, capitalized on and increased their investment in local production.

TV JOJ’s prime time audience share in the nine months ended September 30, 2009 increased from 18.7% to 22.1% whilst the prime time audience share for STV1, the only significant public broadcaster,  decreased from 18.1% in the nine months ended September 30, 2008 to 17.2% in the nine months ended September 30, 2009.  Prime time ratings for TV MARKIZA were 10.8% in the nine months ended September 30, 2009 compared to 11.7% in the nine months ended September 30, 2008. Total prime time ratings for the market increased from 32.0% in the nine months ended September 30, 2008 to 33.3% in the nine months ended September 30, 2009, partially due to the addition of JOJ Plus, a new channel that was launched in October 2008.

Our decision to include local production in our fall schedule has been successful. Our Slovak Republic operations jointly produced the reality show ‘Czech-Slovak Superstar’ with our Czech Republic operations, which achieved a prime time audience share of 46% in its initial airing. ‘Best wishes’, a locally produced entertainment show, was also successful and achieved a prime time audience share of 40.2%.

We saw an increase of approximately 53.4% in the number of daily unique users to our websites during the first nine months of 2009 compared to the same period of 2008, reflecting the continued success of our news website and interest in broadcast-related shows such as ‘Czech-Slovak Superstar’, a joint reality production between TV NOVA (Czech Republic) and TV MARKIZA.

Index

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$18,257	$23,391	(21.9)%	(18.7)%
Non-spot revenues	1,049	1,404	(25.3)%	(21.9)%
Net Revenues	$19,306	$24,795	(22.1)%	(18.9)%

Represented by
Broadcast operations	$19,076	$24,749	(22.9)%	(19.7)%
Non-broadcast operations	230	46	Nm(3)	Nm(3
Net Revenues	$19,306	$24,795	(22.1)%	(18.9)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$63,062	$81,593	(22.7)%	(13.6)%
Non-spot revenues	5,044	6,533	(22.8)%	(12.9)%
Net Revenues	$68,106	$88,126	(22.7)%	(13.6)%

Represented by
Broadcast operations	$67,520	$87,955	(23.2)%	(14.2)%
Non-broadcast operations	586	171	242.7%	278.3%
Net Revenues	$68,106	$88,126	(22.7)%	(13.6)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Spot revenues for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008 in part as a result of the strengthening of the dollar against the Euro, the currency in which our sales are denominated, and in part due to the worsening economy.

In constant currency, we experienced a decrease in spot revenues primarily due to a lower volume of GRPs sold as our ratings declined and a decrease in our pricing to remain competitive in the declining television advertising market. Although we experienced signs of increased demand for advertising in the pharmaceuticals sector, the automotive and the fast moving consumer goods sectors remained at a similar level to that of 2008 during the three months ended September 30, 2009, while the telecommunications sectors and financial sectors remain in decline.

Index

Non-spot revenues decreased primarily due to lower sponsorship revenues in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(2,669)	$5,847	(145.6)%	(146.1)%

Represented by
Broadcast operations	$(2,119)	$6,269	(133.8)%	(134.2)%
Non-broadcast operations	(550)	(422)	(30.3)%	(36.3)%
EBITDA	$(2,669)	$5,847	(145.6)%	(146.1)%

EBITDA Margin	(14)%	24%	(38)%	(38)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	SLOVAK REPUBLIC FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$6,714	$28,958	(76.8)%	(73.9)%

Represented by
Broadcast operations	$7,676	$29,849	(74.3)%	(71.1)%
Non-broadcast operations	(962)	(891)	(8.0)%	18.7%
EBITDA	$6,714	$28,958	(76.8)%	(73.9)%

EBITDA Margin	10%	33%	(23)%	(23)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Slovak Republic operations’ EBITDA performance is primarily a result of declining revenues and an increase in costs resulting from:

•
increases in the cost of programming of 23% and 15% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, reflecting the higher cost of foreign acquired programming, the additional programming costs relating to the launch of DOMA and the higher cost of production relating to the locally produced reality show ‘Czech-Slovak Superstar’;

Index

•
increases in other operating costs of 20% and 11% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to initial redundancy-related costs reflected in the first quarter of 2009 partially offset by lower staff-related costs; and

•
increases in selling, general and administrative expenses of 23% and 26% for the three and nine months ended September 2009, respectively, compared with the same periods in 2008, reflecting payments made to the Slovak Audiovisual Fund and marketing costs relating to the launch of DOMA.

Total costs charged in arriving at EBITDA increased by 22% and 16% for the three and nine months ended September 30, 2009 compared to the same periods in 2008. As a result, our Slovak Republic operations experienced an EBITDA loss for the three months ended September 30, 2009, and a significant decline in their EBITDA margin for the nine months ended September 30, 2009 compared to the same periods in 2008.

(F) SLOVENIA

Macro economic environment and local advertising markets

We estimate that the television market declined by 20% in the nine months to September 30, 2009 compared to the same period in 2008.  Economic projections for Slovenia in 2009 are poor and there is no consensus as to when a recovery will take place.  Due to the resulting uncertainty among advertisers we cannot predict future market development accurately. However, we currently expect the television advertising market to decline by between 18% and 22% in 2009. If market conditions continue to worsen, a further decline in the total advertising market can be expected.

The exchange rate between the dollar and the Euro, the functional currency of our Slovenia operations, varies considerably from period to period. The average exchange rates of the dollar to the Euro in the three and nine months ended September 30, 2009 appreciated by 5% and 12%, respectively, compared to the same periods in 2008.

Audience Share and Ratings

For advertising sales purposes, each of POP TV’s and KANAL A’s target audience is the 18-49 demographic and all audience data shown is on this basis and combined for both channels.

	For the Nine Months Ended September 30,
	2009	2008	Movement
All day audience share(1)	37.2%	39.1%	(1.9)%
All day ratings(1)	3.4%	3.7%	(0.3)%
Prime time audience share(1)	45.5%	46.1%	(0.6)%
Prime time ratings(1)	10.5%	10.9%	(0.4)%

(1) We acquired the remaining 80% of of TV PIKA on September 2, 2009. All data shown above excludes audience data relating to TV PIKA.

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for the nine months ended September 30, 2009 of 13.9% and 8.0%, respectively, and privately owned broadcaster TV3, with an all day audience share of 7.9%.

Prime time audience share for SLO 2 increased from 6.6% to 7.3% and TV3 increased from 6.5% in the nine months ended September 30, 2008 to 7.3% in the nine months ended September 30, 2009.  The prime time audience shares of SLO 1 decreased from 19.3% to 17.0%.

The combined prime time ratings for our Slovenia operations were 10.5% in the nine months ended September 30, 2009 compared to 10.9% in the nine months ended September 30, 2008.  Total prime time ratings for the market decreased from 23.8% in the nine months ended September 30, 2008 to 23.1% in the nine months ended September 30, 2009.

Index

Our Slovenia operations experienced a slight decrease in prime time audience share for the nine months ended September 30, 2009, partially due to the withdrawal of the program ‘Big Brother’ and ‘Deal or No Deal’ in order to reduce costs. We were able to mitigate the effects of the absence of ‘Big Brother’ and ‘Deal or No Deal’ in the first half of 2009 with the continued popularity of our innovative local programming, with ‘Celebrity Farm’, ‘Can U Dig It?!’ and ‘Neighbours’, delivering strong average prime time audience shares of 52%, 36% and 40%, respectively. Our news program, ‘24 ur’, continues to perform well delivering strong average prime time audience shares of 43%.

Our internet sites delivered a 47.5% increase in unique daily users in the nine months ended September 30, 2009 compared to the first nine months of 2008. Of this increase, 18.0.% originated from our 24ur.com website and the remaining increase was as a result of our niche microsites (vizita.si, poptv.si), launched in 2008.

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$10,009	$11,902	(15.9)%	(12.2)%
Non-spot revenues	1,263	2,329	(45.8)%	(42.6)%
Net Revenues	$11,272	$14,231	(20.8)%	(17.1)%

Represented by
Broadcast operations	$10,533	$13,235	(20.4)%	(16.8)%
Non-broadcast operations	739	996	(25.8)%	(21.3)%
Net Revenues	$11,272	$14,231	(20.8)%	(17.1)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$39,094	$49,720	(21.4)%	(11.6)%
Non-spot revenues	4,647	8,672	(46.4)%	(39.6)%
Net Revenues	$43,741	$58,392	(25.1)%	(15.8)%

Represented by
Broadcast operations	$41,353	$54,646	(24.3)%	(15.0)%
Non-broadcast operations	2,388	3,746	(36.3)%	(28.0)%
Net Revenues	$43,741	$58,392	(25.1)%	(15.8)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

Spot revenues for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008, both as a result of the strengthening of the dollar against the Euro, the currency in which our sales are denominated, and as a result of the decline in the advertising market.

In constant currency, we experienced a decrease in spot revenues primarily due to decreased spending from existing customers and lower pricing for the nine months ended September 30, 2009. Although the volume of GRPs sold during the three months ended September 30, 2009 was only marginally below the same period in 2008, we were unable to maintain our pricing and as a result our spot revenues during this period decreased.

Non-spot revenues decreased primarily due to lower sponsorship and lower telephone voting revenues in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due to changes in our programming schedule.

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(1,191)	$2,153	(155.3)%	(153.5)%

Represented by
Broadcast operations	$(1,126)	$1,452	(177.5)%	(174.9)%
Non-broadcast operations	(65)	701	(109.3)%	(108.8)%
EBITDA	$(1,191)	$2,153	(155.3)%	(153.5)%

EBITDA Margin	(11)%	15%	(26)%	(26)%

Index

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	SLOVENIA FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$9,094	$17,359	(47.6)%	(41.0)%

Represented by
Broadcast operations	$8,632	$17,227	(49.9)%	(43.2)%
Non-broadcast operations	462	132	250.0%	117.5%
EBITDA	$9,094	$17,359	(47.6)%	(41.0)%

EBITDA Margin	21%	30%	(9)%	(9)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Slovenia operations reported an EBITDA loss in the three months ended September 30, 2009, despite savings in other operating costs and selling, general and administrative expenses. The EBITDA loss is primarily as a result of declining revenues and increases in the cost of programming of 20% for the three months ended September 30, 2009, compared to the same period in 2008, reflecting a reduction in the proportion of locally produced programming and the higher costs of acquired programming in the fall schedule and the addition of TV PIKA. Total costs charged in arriving at EBITDA increased 10% in the three months ended September 30, 2009 compared to the same period in 2008.

Our Slovenia operations’ EBITDA performance for the nine months ended September 30, 2009, is primarily as a result of declining revenues which outweighed a decrease in costs resulting from:

•
a decrease in the cost of programming of 3% for the nine months ended September 30, 2009, compared to the same period in 2008, reflecting a reduction in the proportion of locally produced programming in our schedule partially offset by the higher cost of acquired programming, particularly in the first half of 2009. In the three months ended September 30, 2009, the cost of programming increased 20% compared to the same period in 2008 as we began broadcasting the new season of the UEFA Champions’ League;

•
other operating costs remaining flat for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to lower staff-related costs, offset by the initial redundancy-related costs reflected in the first quarter of 2009 and higher fees paid for digital transmission as a result of broadcasting our channels in DVB-T; and

•	a decrease in selling, general and administrative expenses of 23% for the nine months ended September 2009, compared with the same period in 2008, primarily due to lower marketing and travel expenses.

Total costs charged in arriving at EBITDA decreased 5% for the nine months ended September 30, 2009 compared to the same period in 2008. Despite the decrease in total costs, our Slovenia operations experienced a decline in EBITDA as a result of weak market conditions.

Index

(G) UKRAINE

Macro economic environment and local advertising markets

We estimate that the television advertising market in Ukraine declined by approximately 3% and 5% in 2008, reflecting steady growth in the first ten months of the year, followed by a significant decline in November and December.  We estimate that the local television advertising market declined by 42% in the nine months ended September 30, 2009.

We expect the local television advertising market to stabilise in the fourth quarter of 2009 to end the year with a decline of between 27% and 32%.

Presidential elections are scheduled for January 19, 2010 and campaigning has begun in the fall of 2009.

The exchange rate between the dollar and the Ukrainian hryvna, the functional currency of our Ukraine operations since January 1, 2009, varies considerably from period to period. The average exchange rates of the dollar to the Ukrainian hyrvna in the three and nine months ended September 30, 2009 appreciated by 77% and 67%, respectively compared to the same periods in 2008. The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. As a result, we do not apply the current period average exchange rates to the prior period revenues and costs.

Audience Share and Ratings

For advertising sales purposes, STUDIO 1+1’s target audience is the 18-54 demographic and all audience data is shown below on this basis.

	For the Nine Months Ended September 30, 2009
	2009	2008	Movement
All day audience share	10.0%	12.2%	(2.2)%
All day ratings	1.4%	1.5%	(0.1)%
Prime time audience share	12.3%	13.5%	(1.2)%
Prime time ratings	3.9%	4.2%	(0.3)%

Our main competitors include Inter, with an all day audience share for the nine months ended September 30, 2009 of 13.6%, Novy Kanal with 10.3%, ICTV with 9.1% and STB with 9.4%, respectively.

Prime time audience share for Inter decreased from 21.0% for the nine months ended September 30, 2008 to 15.8% for the nine months ended September 30, 2009, while the prime time audience shares of Novy Kanal, ICTV and STB increased from 9.8% to 11.5%, from 9.1% to 9.3% and from 8.0% to 9.4%, respectively.

Prime time ratings for STUDIO 1+1 decreased to 3.8% in the nine months ended September 30, 2009 from 4.1% in the nine months ended September 30, 2008.  Prime time ratings in the Ukraine market increased from 31.3% in the nine months ended September 30, 2008 to 32.1% in the nine months ended September 30, 2009.

We continue to restructure our operating processes and have reduced the headcount and our overall cost base significantly compared to the same period of 2008.  We completed the buyout of our minority partners in KINO during the first quarter and have fully integrated the channel into the operations of STUDIO 1+1.  We established an in-house sales function that has direct responsibility for all sales for our Ukraine operations and we are already experiencing high demand for GRPs for October and November.  We have commenced both local fiction and non-fiction productions. Shows ‘Dance for You’ and ‘I Love Ukraine’ started airing in the Fall season. The series ‘Only Love’ is scheduled to be broadcast in our spring 2010 schedule.  Our restructuring initiatives will continue into the fourth quarter of 2009.

Index

On July 2, 2009 we entered into an agreement with Igor Kolomoisky, a shareholder and member of our board of directors, pursuant to which Mr. Kolomoisky will become a 49% beneficial owner in our Ukraine operations following an injection of $100.0 million in cash and the contribution of 100.0% of the TET TV channel into Studio 1+1 group. The $100.0 million cash investment will be used to finance the activities of STUDIO 1+1, KINO and TET and the addition of the TET TV channel will enhance our multichannel strategy in Ukraine. See Item 1, Note 20 “Commitments and Contingencies, Ukraine Transaction” for more details.

Monetization of audience share

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$5,056	$19,397	(73.9)%	(73.9)%
Non-spot revenues	1,191	1,308	(8.9)%	(8.9)%
Net Revenues	$6,247	$20,705	(69.8)%	(69.8)%

Represented by
Broadcast operations	$6,218	$20,695	(70.0)%	(70.0)%
Non-broadcast operations	29	10	190.0%	(190.0)%
Net Revenues	$6,247	$20,705	(69.8)%	(69.8)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

Spot revenues	$9,723	$61,862	(84.3)%	(84.3)%
Non-spot revenues	4,643	13,589	(65.8)%	(65.8)%
Net Revenues	$14,366	$75,451	(81.0)%	(81.0)%

Represented by
Broadcast operations	$14,271	$75,392	(81.1)%	(81.1)%
Non-broadcast operations	95	59	61.0%	(61.0)%
Net Revenues	$14,366	$75,451	(81.0)%	(81.0)%

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

Index

Non-spot revenues primarily comprised of sponsorship sales which have broadly declined in line with the decline in advertising market.

EBITDA Performance

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(11,822)	$(7,791)	(51.7)%	(51.7)%

Represented by
Broadcast operations	$(11,516)	$(7,582)	(51.9)%	(51.9)%
Non-broadcast operations	(306)	(209)	(46.4)%	(46.4)%
EBITDA	$(11,822)	$(7,791)	(51.7)%	(51.7)%

EBITDA Margin	(189)%	(38)%	(151)%	(151)%

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	UKRAINE FINANCIAL INFORMATION
	For the Nine Months Ended September 30, (US$ 000’s)
			Movement
	2009	2008	% Act(1)	% Lfl(2)

EBITDA	$(40,188)	$(12,916)	(211.1)%	(211.1)%

Represented by
Broadcast operations	$(39,522)	$(12,317)	(220.9)%	(220.9)%
Non-broadcast operations	(666)	(599)	(11.2)%	(11.2)%
EBITDA	$(40,188)	$(12,916)	(211.1)%	(211.1)%

EBITDA Margin	(280)%	(17)%	(263)%	(263)%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.

Our Ukraine operations’ EBITDA performance is primarily as a result of a decline in revenues which significantly outweighed the following cost decreases:

•
decreases in the cost of programming of 25% and 37% for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to implementation of a lower cost schedule. Although the cost of our fall schedule is lower compared to 2008, we have increased the cost of programming when compared to previous quarters in 2009;

Index

•
decreases in other operating costs of 38% and 30% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to a reduction in headcount; and

•
decreases in selling, general and administrative expenses of 98% and 60% for the three and nine months ended September 2009, respectively, compared with the same periods in 2008, primarily due to lower office overheads.

Total costs charged in arriving at EBITDA decreased 37% and 38% for the three and nine months ended September 30, 2009, compared to the same periods in 2008. Despite the large decrease in total costs, our Ukraine operations experienced a significant decline in EBITDA as a result of the weak market conditions.

V. Condensed consolidated balance sheet

Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2009	December 31, 2008	Movement

Current assets	$1,172,773	$494,756	137.0%
Non-current assets	1,994,373	1,911,860	4.3%
Current liabilities	494,489	228,673	116.2%
Non-current liabilities	1,456,373	1,079,498	34.9%
CME Ltd. shareholders’ equity	1,222,880	1,095,258	11.7%
Noncontrolling interests in consolidated subsidiaries	$(6,596)	$3,187	Nm(1)

(1) Number is not meaningful

Current assets:  Current assets at September 30, 2009 increased US$ 678.0 million compared to December 31, 2008, primarily as a result of increases of US$ 287.2 million and US$ 415.7 million in our restricted and unrestricted cash and cash equivalents respectively, as we drew our unutilized revolving credit facilities in the first quarter, received net proceeds of approximately $234.4 million from the issuance of equity to Time Warner and received net cash for general corporate purposes of US$ 66.9 million as a result of replacing our 2005 Fixed Rate Notes and EBRD Loan with the 2009 Fixed Rate Notes. Our restricted cash and cash equivalents increased by US$ 287.2 million, in connection with the redemption of our 2005 Fixed Rate Notes, although this cash will be paid to bondholders on October 29, 2009.

Non-current assets:  Non-current assets at September 30, 2009 increased US$ 82.5 million compared to December 31, 2008, primarily as a result of a higher level investment of program rights and increases in the dollar carrying value of CZK-denominated goodwill in our Czech Republic operation caused by the weakening of the dollar, offset by an impairment charge of US$ 81.8 million relating to long-lived assets in Bulgaria .

Current liabilities:  Current liabilities at September 30, 2009 increased by  US$ 265.8 million compared to December 31, 2008 as a result of a temporary increase of US$ 266.2 million representing the remaining portion of the 2005 Fixed Rate Notes that will be extinguished when the bondholders are repaid on October 29, 2009.

Non-current liabilities:  Non-current liabilities at September 30, 2009 increased US$ 376.9 million compared to December 31, 2008, primarily as a result of our having drawn our unutilized revolving credit facilities in the Czech Republic and Slovenia, together with additional borrowings after issuing our 2009 Fixed Rate Notes and repaying the EBRD Loan and portion of our 2005 Fixed Rate Notes. The movement also reflects a US$ 14.2 million increase in the carrying value of our Convertible Notes as a result of the accretion of the debt issuance discount recognized under FSP APB 14-1 (ASC 470).

Index

CME Ltd. shareholders’ equity:  Total shareholders’ equity at September 30, 2009 increased US$ 117.8 million compared to December 31, 2008, primarily as a result of the issuance of 19.0 million shares of our common stock to Time Warner for net proceeds of US$ 234.4 million.  We also recognized a reduction in Other Comprehensive Income of US$ 46.5 million, reflecting the impact of the strengthening in the dollar in total against our foreign currency denominated assets, a net loss of US$ 41.9 million for the nine months ended September 30, 2009, a reduction in equity of US$ 23.3 million in connection with our acquisition of KINO and a stock-based compensation charge of US$ 5.0 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at September 30, 2009 decreased US$ 9.8 million compared to December 31, 2008 primarily due to the losses of our Bulgaria operations.

VI. Liquidity and Capital Resources

VI (a) Summary of cash flows

Cash and cash equivalents increased by US$ 415.7 million during the nine months ended September 30, 2009.  The change in cash and cash equivalents is summarized as follows:

	2009	2008	Movement

Net cash generated from continuing operating activities	$(22,434)	$172,202	113.0%
Net cash used in continuing investing activities	(65,911)	(458,649)	(85.6)%
Net cash received from continuing financing activities	492,014	386,079	27.4%
Net cash used in discontinued operations – operating activities	(1,294)	(3,201)	(59.6)%
Net cash used in discontinued operations – investing activities	-	(450)	-
Net increase / (decrease) in cash and cash equivalents	$415,715	$82,819	Nm (1)

(1) Number is not meaningful

Operating Activities

Cash generated from continuing operations decreased from US$ 172.2 million in the nine months ended September 30, 2008 to an outflow of US$ 22.4 million in the nine months ended September 30, 2009, reflecting the cash needs of our Developing Operations as well as the decline in profitability of our Core Operations.

Investing Activities

Cash used in investing activities decreased from US$ 458.6 million in the nine months ended September 30, 2008 to US$ 65.9 million in the nine months ended September 30, 2009. Our investing cash flows in the nine months ended September 30, 2009 primarily comprised US$ 22.0 million paid in connection with the KINO buyout (see Item 1, Note 3, “Acquisitions and Disposals”) and capital expenditure of US$ 33.7 million. The nine months ended September 20, 2008 includes cash flows for the purchase of our investments in our Bulgaria operations and 30.0% of the Studio 1+1 group.

Financing Activities

Net cash received from financing activities in the nine months ended September 30, 2009 was US$ 492.0 million compared to US$ 386.1 million in the nine months ended September 30, 2008.  The amount of cash received in the nine months ended September 30, 2009 reflects:

•	the issuance of 19.0 million shares of our common stock to Time Warner for the aggregate offering price of US$ 234.4 million, net of fees paid; and,
•	the draw down of our revolving credit facilities to maximize liquidity and the issuance of EUR 440.0 million (net of fees) (approximately US$ 644.3 million) of our 2009 Fixed Rate Notes,

Index

offset by:

•	payments to repurchase EUR 63.2 million (approximately US$ 92.5 million) of outstanding principal of our 2005 Fixed Rate Notes;
•
transfers to restricted cash and cash equivalents of EUR 196.1 million (approximately US$ 287.0 million at the date of transfer) representing the redemption price plus all interest that will be payable on the settlement date in connection with the redemption of the remaining EUR 181.8 million (approximately US$ 266.2 million) of our 2005 Fixed Rate Notes; and,

•	the repayment of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding on the EBRD Loan.

Discontinued Operations

In the nine months ended September 30, 2009, we paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004, compared to US$ 2.0 million in the nine months ended September 30, 2008.

The CITI channel had cash outflows of US$ 0.3 million in the period until disposal in February 2009 compared to US$ 0.8 million in the nine months ended September 30, 2008.

VI (b) Sources and Uses of Cash

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

Index

VI (c) Contractual Obligations and Commitments

Our future contractual obligations as of September 30, 2009 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	1,456,323	-	117,386	475,000	863,937
Long-Term Debt – interest (1)	483,376	116,876	197,435	154,240	14,825
Capital Lease Obligations	5,222	769	1,261	3,192	-
Operating Leases	23,930	5,711	8,791	9,365	63
Unconditional Purchase Obligations	526,382	104,524	316,616	90,588	14,654
Other Long-Term Obligations	1,178	1,178	-	-	-
FIN 48 obligations (2)	1,488	45	1,443	-	-
Deferred consideration	1,571	1,571	-	-	-
Senior notes being redeemed	287,196	287,196	-	-	-
Total Contractual Obligations	2,786,666	517,870	642,932	732,385	893,479

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

(2) ASC 740

Long-Term Debt

As at September 30, 2009, we had the following debt outstanding by carrying value:

		September 30, 2009 (US$ 000’s)
Corporate	(1) - (4)	$1,262,847
Czech Republic	(5) - (7)	84,410
Slovak Republic	(8)	-
Slovenia	(9)	32,977
Total		$1,380,234

(1)
As at September 30, 2009 we had EUR 590.0 million (approximately US$ 863.9 million) of Senior Notes outstanding, comprising EUR 440.0 million (approximately US$ 644.3 million) of the 2009 Fixed Rate Notes and EUR 150.0 million (approximately US$ 219.6 million) of the 2007 Floating Rate Notes, which bear interest at nine-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at September 30, 2009 was 3.104%.

The Senior Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by certain of our subsidiaries and are secured by a pledge of shares of these subsidiaries and an assignment of certain contractual rights.  The terms of the Senior Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

Index

At any time after September 15, 2013, we may redeem all or a part of the 2009 Fixed Rate Notes at a redemption price equal to 100.0% of the principal amount of such notes, plus a “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

As of September 30, 2009, Standard & Poor’s (“S&P”) senior unsecured debt rating for our Senior Notes was B with a negative outlook. As of September 30, 2009, Moody’s Investors Services (“Moody’s”) senior unsecured debt rating for our Senior Notes and our corporate credit rating was B2 with a negative outlook. In both cases, the ratings were issued before we issued our 2009 Fixed Rate Notes, therefore they refer to the 2005 Fixed Rate Notes and the Floating Rate Notes. The 2009 Fixed Rate Notes were rated by S&P as B.

(2)
As at September 30, 2009 we had US$ 475.0 million principal amount of Convertible Notes outstanding that mature on March 15, 2013.  Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 146.4 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 73.2 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) each participated in the EBRD Loan for EUR 37.5 million (approximately US$ 54.9 million). On September 17, 2009 we repaid the full aggregate principal amount of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding and simultaneously terminated both agreements. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

(4)
We have an uncommitted multicurrency overdraft facility for EUR 10.0 million (approximately US$ 14.6 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at September 30, 2009, the full EUR 10.0 million (approximately US$ 14.6 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2%

Index

As at September 30, 2009, the net deposits and drawing of each of our operations in the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	10,139	-
Czech Republic	643	-
Romania	-	-
Slovakia	6,282	-
Slovenia	29	-
Ukraine	1,425	-
Total	18,518	-

(5)
As at September 30, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 69.9 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 3.56% applied to the balance outstanding at September 30, 2009 and is based on PRIBOR. A non-utilization fee of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 14.6 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. The applicable rate at September 30, 2009 was 3.56% .This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with CS.  As at September 30, 2009, the full CZK 250.0 million (approximately US$ 14.6 million) was drawn under this facility.

(7)
As at September 30, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 17.5 million) factoring facility with CS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)
As at September 30, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.8 million) overdraft facility with ING.  This can be utilized for short term advances up to nine months at an interest rate of EURIBOR + 2%.

(9)
In July 2005 Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 54.9 million) in aggregate principal amount with ING Bank N.V., Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As at September 30, 2009, the full EUR 22.5 million (approximately US$ 33.0 million) available under this facility was drawn.

Index

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 0.8 million.  For more information on our capital lease obligations see Item 1, Note 11, “Credit Facilities and Obligations under Capital Leases”.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 20, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At September 30, 2009, we had commitments in respect of future programming of US$ 514.7 million (December 31, 2008: US$ 280.5 million).  This includes contracts signed with license periods starting after September 30, 2009.  For more information on our programming commitments see Item 1, Note 20, “Commitments and Contingencies”.

Other Long-Term Obligations

Included in Other Long-Term Obligations are our commitments to the Dutch tax authorities of US$ 0.3 million (see Item 1, Note 20, “Commitments and Contingencies”).

In addition to the amounts disclosed above, Adrian Sarbu, our President and Chief Executive Officer, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  The put option is exercisable from November 12, 2009 for a twenty-year period thereafter, provided that we have not enforced a pledge over this 4.79% shareholding which Mr. Sarbu granted as security for our right to put to him our 8.7% shareholding in MP Management. As at September 30, 2009, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

VI (d) Cash Outlook.

Sources of cash and certainty of cash flows from operations

Our principal sources of liquidity are cash from operations, borrowings under our various loan agreements as well as cash proceeds from subscriptions for our equity from time to time. The primary source of our cash flows from operations has been the sale of television advertising, particularly in our Czech Republic, Romania, Slovak Republic and Slovenia operations which, together with our Croatia operations, we regard as Core Operations for the purposes of financing our business. The level of cash our operations generate in each country is often strongly correlated to the macro economic performance of that country. While we strive to negotiate spending commitments with our clients for long periods, typically one year, during the first three quarters of 2009 our clients have reduced spending on advertising because demand in the wider economy is constrained. This has resulted in us having historically low levels of committed spending and less visibility of future cash flows.

Since 2005, our Core Operations have in the aggregate generated positive cash flows. During the adverse economic conditions of the first three quarters of 2009, cash flows from those operations have in the aggregate remained positive although they have declined. Our operations in Bulgaria and Ukraine, which we regard as our Developing Operations, do not generate positive cash flows, and instead require substantial support as they make the investments in programming, people and other resources necessary to establish market-leading multi-channel broadcasting platforms. Historically, the cash flows from our Core Operations has been sufficient, together with issuances of equity and debt, to fund our Core Operations and our Developing Operations. We expect that our Core Operations will generate sufficient cash, in conjunction with our current cash and available facilities to fund their operations and meet the other financing obligations of the group for the next twelve months. Similarly, we expect that our Developing Operations have sufficient cash resources to finance their losses for the next twelve months.

Index

We continue to take steps to conserve cash to ensure that we are able to meet our debt service and other existing financial obligations.  These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, deferral of capital expenditure and the rescheduling of expansion plans. In addition to conserving cash, we have also taken several steps to improve our liquidity position. These steps have focused both on limiting the amount of cash spent on our Developing Operations and increasing our cash resources, both through additional debt facilities and the issuance of equity.

Improving our liquidity position and extending the maturity of our debt

As at September 30, 2009 we had US$ 560.1 million in available unrestricted cash and credit facilities (including uncommitted overdraft facilities), gross debt of US$ 1,475.1 million (being the aggregate outstanding principal amount of our debt) and net debt of US$ 952.0 million.

During the quarter ended September 30, 2009 we successfully issued EUR 440.0 million (approximately US$ 644.3 million) of fixed rate senior notes in two tranches as described below and used the majority of the proceeds to repay existing debt in an aggregate principal amount of EUR 372.5 million (approximately US$ 545.5 million). We received net cash proceeds of EUR 45.7 million (approximately US$ 66.9 million) from the offerings additional cash which we will use for general corporate purposes.

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 292.9 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional tranche of EUR 240.0 million of senior fixed rate notes due 2016 (approximately US$ 351.4 million) at an issue price of  102.75%. The 2009 Fixed Rate Notes mature on September 15, 2016.

On September 21, 2009 we repurchased a portion of our 2005 Fixed Rate Notes totaling EUR 63.2 million (approximately US$ 92.5 million) in aggregate principal amount pursuant to a tender offer. On September 29, 2009 we issued a redemption notice for redemption on October 29, 2009 of the remaining EUR 181.8 million (approximately US$ 266.2 million) aggregate principal amount of 2005 Fixed Rate Notes outstanding.  The redemption notice issued on September 29, 2009 is irrevocable. On September 29, 2009, we deposited an amount equal to the redemption price plus all interest that will be payable on the settlement date with the trustee and paying agent pursuant to the indenture governing the 2005 Fixed Rate Notes (the “2005 Indenture”). The 2005 Fixed Rate Notes had a maturity date of May15, 2012.

In connection with such redemption notice and deposit, the 2005 Indenture has been discharged. Although this discharge removes substantially all of the restrictions imposed by the 2005 Indenture and makes the likelihood that further payments or future compliance will be required of us with respect to the 2005 Fixed Rate Notes remote, we concluded that it did not meet the definition of “legally released” in paragraph 16(b) of FASB Statement No. 140 “accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (ASC 405-20-40-1(b)) and therefore we will not recognize the extinguishment of the remaining liability until October 29, 2009.

On September 17, 2009 we repaid the aggregate principal amount of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding under the EBRD Loan and simultaneously terminated the EBRD Loan. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

Although the interest costs associated with the 2009 Fixed Rate Notes are substantially higher than the 2005 Fixed Rate Notes and the EBRD Loan, the benefit of replacing our 2005 Fixed Rate Notes and the EBRD loan with the 2009 Fixed Rate Notes is twofold. First, the scheduled final maturity of a large portion of our outstanding debt has been extended from 2011 or 2012 to 2016.  As at September 30, 2009, the principal amount of our Senior Notes and Convertible Notes together represented 92% of the total principal amount of our total debt outstanding and none of this debt matures before March 2013. We currently expect that we will now need to repay or refinance no maturing or amortizing loan principal in the remainder of 2009, US$ 117.4 million in 2010 and none in 2011. At June 30, 2009, prior to the issue of the 2009 Fixed Rate Notes, the comparable amounts were US$ 37.1 million (excluding the 2005 Fixed Rate Notes), US$ 174.6 million and US$ 84.8 million.

Index

Furthermore, the 2009 Indenture contains covenants that are currently more favorable to us than those that were in the documents governing the 2005 Fixed Rate Notes and the EBRD Loan. We do not have maintenance covenants in any of our Senior holding company debt which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio. However, the 2005 Fixed Rate Notes and EBRD Loan were subject to an incurrence covenant which largely restricted us from raising new debt at the corporate level if the ratio of our Indebtedness to Consolidated EBITDA (both as defined in the 2005 Indenture) (the “Leverage Ratio”) exceeded 4.5 times, or if the raising of new debt would cause us to exceed this ratio. As at June 30, 2009, our leverage ratio exceeded this level. Instead of a Leverage Ratio incurrence covenant, the 2009 Indenture and the 2007 Indenture contain a similar covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. At September 30, 2009 our Coverage Ratio was 1.9 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level, of up to EUR 250.0 million (approximately US$ 336.1 million) pursuant to “baskets” set out in the 2009 Indenture and the 2007 Indenture. Our local facilities in the Czech Republic and Slovenia account for US$ 117.4 million of this amount, and the potential incremental borrowings of US$ 80 to US$ 90 million that we are currently negotiating in connection with replacing these facilities would also be borrowed under these baskets, leaving approximately US$ 158.7 to US$ 168.7 million of additional borrowing capacity available to us. Irrespective of these restrictions, there are no significant constraints on our ability to refinance existing debt.

On February 19, 2009, CET 21 drew the full CZK 1.2 billion (approximately US$ 69.9 million) of its credit facility with CS. At the same time, Pro Plus drew the full EUR 22.5 million (approximately US$ 32.9 million) available under its five-year revolving facility with a syndicate of banks. We drew these funds to ensure their continued availability in light of renewed concerns over the solvency of credit providers in the region and have kept them deposited in low risk short-term deposits.

Increasing our financing flexibility

For the purposes of the 2009 Indenture and the 2007 Indenture, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprise our Developing Operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative EBITDA of the Developing Operations from the calculation of the Coverage Ratio. Similarly, as the cash flows of our Core Operations recover, our ability to raise additional debt finance should improve commensurately, unimpeded by any continuing negative results in our Developing Operations. In addition, Unrestricted Subsidiaries may be financed in several ways, including by contributing them into minority interest joint ventures, swapping for minority stakes in other ventures or other arrangements.

Under the covenants in the 2009 Indenture and the 2007 Indenture, our Core Operations are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 117.1 million)  to our Developing Operations or to any other operations outside our Core Operations if our Coverage Ratio is below 2.0 times. We have  made US$ 9.5 million of such payments since we issued our Floating Rate Notes in 2007 and as at September 30, 2009 have capacity for approximately US$ 107.6 million of additional payments to or investments in the Developing Operations in the event our Coverage Ratio continues to be below 2.0 times. We also designated a wholly owned subsidiary holding company (the “Development Financing Holding Company”) as an Unrestricted Subsidiary at the time we designated the Developing Operations as Unrestricted Subsidiaries. The only asset of this entity at September 30, 2009 was US$ 224.4 million in cash, which can be used to finance our Developing Operations. We estimate that this amount will be sufficient to fund our Developing Operations to a break-even cash position,. There is no requirement to maintain a minimum cash balance in this company and the full US$ 224.4 million of cash remains available to our Core Operations at any time. However, if some or all of the US$ 224.4 million of initial funding is returned to our Core Operations, unless our Coverage Ratio is above 2.0 times, the total additional cash that we are permitted to transfer from Core Operations to the Developing Operations is restricted to EUR 80.0 million (approximately US$ 117.1 million).

If the Developing Operations exhaust all available cash, it may be possible to re-designate them as Restricted Subsidiaries provided that our Coverage Ratio is not below 2.0 times on a pro forma basis. Our Core Operations are not restricted in the manner or amount of funding support they provide to the Developing Operations if they are Restricted Subsidiaries. Such a re-designation could have adverse consequences on our Coverage Ratio. If a funding need arises for our Unrestricted Subsidiaries, and we are prevented from re-designating our Developing Operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Index

Reducing cash requirements and attracting equity investments.

Since the fourth quarter of 2008 we have been seeking solutions to reduce the financing burden of our Developing Operations. We concluded that the Developing Operations are best suited to equity finance at a local or at a Developing Operations level where equity can be raised without creating dilution for shareholders in CME Ltd. On July 2, 2009 we announced that we had signed a framework agreement with Igor Kolomoisky (See Item 1, Note 20 “Commitments and Contingencies: Ukraine Transaction”). This transaction will provide US$ 100.0 million of immediate funding to the Ukraine operations and will allow us to transfer up to US$ 100.0 million from the Development Financing Holding Company to the Core Operations if we so choose. We will also have the right to sell our remaining interest in the enlarged Ukraine operations to Mr Kolomoisky for US$ 300.0 million in cash for a period of one year from the closing of the transaction. We also have the choice to continue to participate in any increase in value of these operations in the future. We are still evaluating possible solutions to provide funding for our Bulgaria operations.

Additionally, on May 18, 2009 we issued 14.5 million shares of Class A common stock at a price of $12.00 per share and 4.5 million shares of Class B common stock at a price of $15.00 per share to Time Warner, in exchange for aggregate cash consideration, net of fees paid, of US$ 234.4 million.

Credit ratings and future debt issuances

The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. In view of the severe tightening of credit in high yield bond, convertible debt and bank markets in the past twelve months it has become more difficult to raise additional or replacement finance by issuing debt, although conditions improved sufficiently to allow us to issue our 2009 Fixed Rate Notes in September 2009.

We are currently able to raise limited additional debt and we believe that we can still access the debt capital markets in order to refinance any combination of our existing debt. We are in discussions regarding a possible credit facility for our Czech operations which would allow us to refinance exisiting credit facilities and to increase available debt by an incremental US$ 80.0 million to US$ 90.0 million.

S&P and Moody’s have both rated our outstanding debt instruments and our corporate credit as follows as at September 30, 2009:

	Senior and Convertible Notes (1)	Corporate	Outlook
S&P	B	B	Negative
Moody’s	B2	B2	Negative

(1) Moody’s issued their rating before we issued our 2009 Fixed Rate Notes, therefore with respect to them “Senior Notes” refers to our 2005 Fixed Rate Notes and Floating Rate Notes. S&P confirmed their rating on September 29, 2009, following our issue of the 2009 Fixed Rate Notes .

S&P downgraded both of its ratings from BB- to B+ on May 28, 2009 and from B+ to B (with a negative outlook) on August 4, 2009, which the subsequently confirmed on September 29, 2009. Moody’s downgraded both of its ratings from Ba2 to Ba3 (with a negative outlook) on March 2, 2009 and from Ba3 to B2 on August 11, 2009.

Index

Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 12.6 times at September 30, 2009 and is calculated as our gross debt divided by our trailing twelve-month EBITDA (excluding stock based compensation) as defined by the ratings agencies. As at September 30, 2009, our total gross debt of US$ 1,475.1 million was the sum of our credit facilities (excluding our 2005 Fixed Rate Notes, which are in the process of being redeemed and before considering the adoption of FASB Staff Position No. FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1 (ASC 470)”) and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements. Our trailing twelve-month EBITDA (excluding stock based compensation) was US$ 117.3 million.

In view of the deteriorating trend in our gross leverage ratio, which we expect will continue during the year as our trailing twelve-month EBITD is expected to decline, it is likely that S&P and Moody’s will further downgrade our credit rating by one or more levels during the remainder of 2009.

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

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 1, Note 13, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

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

Index

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

VI  (e) Off-Balance Sheet Arrangements

None.

VII.  Critical Accounting Policies and Estimates

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

Index

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 622.9 million), payable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on EUR 375.9 million (approximately US$ 550.4 million) receivable on July 15, October 15, January 15, and April 15, to the termination date of April 15, 2012.

The fair value of these financial instruments as at September 30, 2009 was a US$ 14.3 million liability.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the EUR-denominated interest payments on our Senior Notes (see Item 1, Note 5, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 820), and so changes in their fair value are recorded in the consolidated statement of operations and in the consolidated balance sheet in other non-current liabilities.

Interest Rate Risk Management

As at September 30, 2009, approximately 23% of the carrying value of our debt provides for interest at a spread above a base rate EURIBOR or PRIBOR.  A significant rise in the EURIBOR or PRIBOR base rate would have an adverse effect on our business and results of operations.

Interest Rate Table as at September 30, 2009

Expected Maturity Dates	2009	2010	2011	2012	2013	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	440,000
Average interest rate (%)	-	-	-	-	-	11.63%
Variable rate	-	22,520	-	-	-	150,000
Average interest rate (%)	-	3.09%	-	-	-	3.10%

Total debt in US$ (000's)
Fixed rate	-	-	-	-	475,000	-
Average interest rate (%)	-	-	-	-	3.5%	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	-	1,450,000	-	-	-	-
Average interest rate (%)	-	3.56%	-	-	-	-

Index

Variable Interest Rate Sensitivity as at September 30, 2009

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at September 30, 2009 (US$ 000's)	Interest Rate as at September 30, 2009	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

252,621 (EUR 172.5 million)	3.10%	7,837	10,363	12,889	15,415	17,942	20,467
84,410 (CZK 1,450.0 million)	3.56%	3,005	3,849	4,693	5,538	6,381	7,226
Total		$10,842	$14,212	$17,582	$20,953	$24,323	$27,693

Item 4.  Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which is the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.5 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

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

Risks Relating to our Financial Position

The global recession and credit crisis has adversely affected our financial position and results of operations; we cannot predict if or when adverse economic conditions in the countries in which we operate will recover, and a failure to recover promptly will continue to adversely affect our results of operations.

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The financial turmoil affecting the global financial markets and banking system has resulted in a tightening of credit and a low level of liquidity, which has had an adverse impact on economic growth in the United States as well as in countries across Western and Central and Eastern Europe, many of which have fallen into recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Ukraine, Bulgaria and Romania. Furthermore, the continued economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and unemployment rates and has contributed to a strengthening of the dollar against many of the currencies in which we report our consolidated revenues. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for our advertising airtime and a severe, negative impact on our financial position, results of operations and cash flows. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. We cannot predict when a recovery will occur or the sustainability of any recovery in our markets. The absence of a recovery will continue to adversely affect our financial position, results of operations and cash flows.

Our operating results are adversely affected when we cannot generate strong advertising sales.

Index

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising revenues are the pricing of our advertising time as well as television viewing levels, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market in the countries in which we operate, and shifts in population and other demographics. A reduction in advertising spending in our markets has put pressure on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors, particularly in Ukraine. Reduced advertising spending and discounting of the price of television advertising in our markets and the competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain or increase our advertising sales. Our ability to maintain television viewing levels and to generate GRPs depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Our debt service obligations relating to our Senior Notes and Convertible Notes may restrict our ability to fund our operations.

We currently have significant debt service obligations under our Senior Notes and Convertible Notes and we are restricted in the manner in which our business is conducted (see Part I, Item 1, Note 5, “Senior Debt” and Note 11, “Credit Facilities and Obligations under Capital Leases”). Our high leverage has important consequences for our business and results of operations, including but not limited to restricting our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. In addition, our high leverage may impede our ability to provide further financial support to our unrestricted subsidiaries, because the covenants contained in the indentures governing the Senior Notes restrict the manner and extent to which we can finance the unrestricted subsidiaries. Our cash flow from operations is currently less than that required to service interest on our indebtedness, which means that other sources of capital are required to fund our operations, capital expenditures and for other corporate purposes. Our ability to satisfy our obligations under the Senior Notes and Convertible Notes is subject to our ability to secure additional financing, which may not be available on favorable terms or at all. We may have a proportionally higher level of debt than certain of our competitors, which may put us at a competitive disadvantage. Therefore, our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate may be limited. Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations and would therefore have potentially harmful consequences for the development of our business and the implementation of our strategic plans.
We will require additional external sources of capital, which may not be available or may not be available on acceptable terms.

Our ability to meet our total capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results, which are derived from a variety of assumptions that may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments, if the proceeds expected to be received as part of the transactions contemplated by the Ukraine Agreement are not received, or if our investment plans change, we will need to obtain additional financing to fund our operations and to repay or refinance the Senior Notes and the Convertible Notes. The tightening of the credit markets and the impact of the continued economic downturn on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the 2009 Indenture and the 2007 Indenture. Moreover, such financings, if available at all, may not be available on acceptable terms. If we cannot obtain adequate capital or obtain it on acceptable terms, this could have an adverse effect on our financial position, results of operations and cash flows.

Index

We may be unable to refinance our existing debt financings or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. This risk is exacerbated by the recent capital market crisis which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. If we were unable to refinance indebtedness on acceptable terms, or at all, we might be forced to dispose of assets on disadvantageous terms, or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

If more of our goodwill, indefinite-lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization. We recorded impairment charges of US$81.8 million in the nine months ended September 30, 2009 in respect of our Bulgaria operations and US$336.7 million in the three months ended December 31, 2008 in respect of our Bulgaria and Ukraine operations. While the amount by which the fair value of our reporting units exceeds their carrying values had recovered in the second quarter of 2009, the last point at which we performed an impairment review, and we therefore did not record further impairments, these excesses are still at historically low levels. Conditions improved during the third quarter of 2009 and we concluded that a further impairment review was not required. Although we considered all current information in respect of calculating our impairment charge for the nine months ended September 30, 2009, if there are further indicators of impairment and our long term cash flow forecasts for our operations deteriorate further, or discount rates increase, we may be required to recognize additional impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The strengthening of the dollar against these currencies has had an adverse impact on our reported results for the three and nine month periods ended September 30, 2009 compared to the prior year. In addition, the Senior Notes are denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes. We may continue to experience significant gains and losses on the translation of our revenues or the Senior Notes into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.
Our cash flow and capital resources may not be sufficient for future debt service and other obligations.

Our ability to make debt service payments under the Senior Notes, our Convertible Notes and other indebtedness will depend on our future operating performance and our ability to generate sufficient cash, which in turn depends in part on factors that are not within our control, including general economic, financial, competitive, market, legislative, regulatory and other factors. If our cash flow and capital resources were to prove insufficient to fund our debt service obligations, we would face substantial liquidity problems. We may be obliged to reduce or delay capital or other material expenditures at our channels, restructure our debt, obtain additional debt or equity capital (if available on acceptable terms), or dispose of material assets or businesses to meet our debt service and other obligations. It may not be possible to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, which may have an adverse effect on our financial position, results of operations and cash flows. Following the discharge of the 2005 Indenture on September 29, 2009, we are subject only to the limits on our ability to incur additional interest expense, and not to limits on our ability to incur indebtedness (whether or not it bears interest). As a result, we are able to incur higher amounts of indebtedness that is non interest-bearing, such as vendor financing or guarantees of indebtedness. This may place additional demands on our cash flow and capital resources.

Index

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Following a downgrade on August 4, 2009, our Senior Notes, Convertible Notes and corporate credit are rated B with a negative outlook by S&P, and, following a downgrade on August 19, 2009, both our Senior Notes and our corporate credit are rated as B2 with a negative outlook by Moody’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We expect that our gross leverage ratio will continue to deteriorate and therefore our credit ratings may be downgraded again during the course of 2009 (see Part I, Item 2, VI(d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, our ability to raise additional indebtedness may be more difficult and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

Under the Senior Notes and Convertible Notes, we have pledged shares in our two principal subsidiary holding companies that hold substantially all of our assets, and a default on our obligations could result in our inability to continue to conduct our business.

Pursuant to the terms of the 2007 Indenture, the indenture pursuant to which our Convertible Notes were issued (the “2008 Indenture”) and the 2009 Indenture, we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza, Pro Plus and Studio 1+1. If we were to default on any of the 2007 Indenture, the 2008 Indenture or the 2009 Indenture, the trustees under the 2007 Indenture, the 2008 Indenture and the 2009 Indenture would have the ability to sell all or a portion of all of these assets in order to pay amounts outstanding under such debt instruments.

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

Index

In June 2008, we completed the acquisition of an additional 30% interest in the Studio 1+1 group from our partners, increasing our beneficial ownership interest to 90%, and in October 2008, we completed the acquisition of the remaining 10% interest in the Studio 1+1 group. In February 2009, we completed the buyout of our minority partners in the KINO channel and the sale of our interest in the CITI channel (see Part I, Item 1, Note 3, “Acquisitions and Disposals”). In July 2009, we entered into an agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, pursuant to which Mr. Kolomoisky and certain of his affiliates will invest US $100.0 million in cash and contribute the entities that own and operate the TET TV channel in Ukraine, in exchange for 49.0% ownership interest in our Ukraine operations (see Part I, Item 1, Note 20, “Commitments and Contingencies: Ukraine Transaction”). In addition, in connection with the termination of our advertising sales arrangements with Video International group, we created an in-house sales department to sell advertising on our channels in Ukraine. As a result of these events, we have taken a series of measures to improve the overall standing and performance of the STUDIO 1+1 and KINO channels. Successful implementation will depend on several factors, including but not limited to general economic conditions in Ukraine, the ability of our in-house sales team to sell advertising, our ability to integrate the operations of our Ukraine channels, our achieving cost savings by consolidating these operations, the cost and popularity of local productions and Russian-language programming, our ability to maintain investment levels necessary to achieve higher ratings and audience share, the implementation of new management processes, the strength of the local management team, the ability of our internet properties in Ukraine to generate revenues as well the ability of the Ukrainian government to maintain political stability and the successful closing of the transaction with Mr. Kolomoisky. There can be no assurance that we will be able to successfully implement a new strategy in Ukraine, and any such failure will have a material adverse effect on our financial position, results of operations and cash flows.

We may seek to make acquisitions of other channels, networks, content providers or other companies in the future, and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

Our business and operations have grown in part through acquisition. The acquisition and integration of new businesses (including the expected acquisition of the Media Pro Entertainment business) pose significant risks to our existing operations, including:

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

•
in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under to the indentures governing our Senior Notes (with the exception of the 2005 Indenture, which was discharged on September 29, 2009).

To manage our growth effectively and achieve pre-acquisition performance objectives, we will need to integrate any new acquisitions, implement financial and management controls and produce required financial statements in those operations. The integration of new businesses may also be difficult due to differing cultures or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected cash flows and profit margins.

In addition, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters may reduce the number of potential acquisitions that are available on acceptable terms.

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

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer (who is a shareholder in our Romania operations), general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media-related companies. For example, following the completion of acquisition of the Media Pro Entertainment business, Mr. Sarbu will continue to own or control entities involved in print media, internet services and news syndication services, among others (see Part I, Item 1, Note 20, “Commitments and Contingencies: Media Pro Transaction”). We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the Senior Notes. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

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

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets, in order to conduct our broadcasting business. Our analog broadcasting licenses expire at various times between April 2010 and February 2025. We cannot guarantee that our current licenses or other authorizations will be renewed or extended, or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.

Index

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

Risks Relating to Enforcement of Rights

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

Risks Relating to our Common Stock

The holders of shares of our Class B stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

Index

Shares of our Class B common stock carry ten votes per share, and there are currently 10,812,839 shares of Class B common stock outstanding.  CME Holdco L.P. (“CME Holdco”) owns 6,312,839 shares of Class B common stock. Ronald Lauder, the chairman of our Board of Directors, is the majority owner and general partner of CME Holdco and is entitled to vote those shares on behalf of CME Holdco.  Adele (Guernsey) L.P., a fund affiliated with Apax Partners, owns 49.7% of CME Holdco. On September 28, 2009, the general partner of CME Holdco issued a notice of dissolution informing the partners that it intended to dissolve the partnership and distribute its assets pursuant to the terms of the partnership agreement. Following the distribution, we anticipate that Mr. Lauder and certain entities associated with him will hold approximately 3.2 million shares of Class B common stock. The remaining 3.1 million shares of Class B common stock will be converted to shares of Class A common stock pursuant to our bye-laws and distributed to Adele (Guernsey) L.P. The distribution of the CME Holdco partnership assets is expected to occur before the end of the fourth quarter of 2009,(see Part I, Item 1, Note 14, “Shareholders’ Equity”).

On May 18, 2009, the Company issued 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock (collectively, the TW Shares“) to Time Warner (see Part I, Item 1, Note 14, “Shareholders’ Equity”). Pursuant to a voting agreement between the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., Mr. Lauder is entitled to vote the TW Shares, as well as any other shares of Class A common stock or Class B common stock acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

The shares over which Mr. Lauder has voting power represent 77.3% of the aggregate voting power of our outstanding common stock and he is therefore in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions, including issuances of common stock of the Company that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of Mr. Lauder may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as Mr. Lauder retains voting control.

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

As at October 28, 2009, we have a total of 2.0 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock and Igor Kolomoisky, a member of our Board of Directors, holds 1,275,227 unregistered shares of Class A common stock. Furthermore, in May 2009 we issued 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock to an affiliate of Time Warner.  Time Warner has registration rights with respect to the shares of Class A common stock. Following the distribution of the assets of CME Holdco as described above, an affiliate of Apax Partners will hold 3,168,575 unrestricted shares of our Class A common stock.

Index

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

4.1
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, The Bank of New York, acting through its London Branch, as Trustee, The Bank of New York, acting through its London Branch, as Principal Paying Agent and Transfer Agent, The Law Debenture Trust Corporation p.l.c. as Security Trustee and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated September 17, 2009.

10.4
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009.

10.5	Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009.

10.6	Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2009.

10.7	Dealer Manager Agreement between Central European Media Enterprises Ltd. and Deutsche Bank AG, London Branch, dated September 7, 2009.

10.8	Tender Agency Agreement between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch, as Principal Tender Agent, and certain other tender agents, dated September 7, 2009.

10.9
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG and  J.P. Morgan Securities Ltd., dated September 10, 2009.

10.10
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated September 16, 2009.

10.11
Contract Assignment between CME Media Enterprises B.V, Central European Media Enterprises Ltd., The Bank of New York Mellon, acting through its London Branch and the Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.12
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), European Bank for Reconstruction and Development, The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.13
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.14
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.15
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG, ING Bank N.V., London Branch and J.P. Morgan Securities Ltd., dated September 23, 2009.

Index

10.16
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and The Bank of New York Mellon, acting through its London Branch (formerly JPMorgan Chase Bank, N.A., London Branch), dated September 29, 2009.

10.17
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 29, 2009.

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

Date: October 27, 2009	/s/ Adrian Sarbu Adrian Sarbu President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2009	/s/ Charles Frank Charles Frank Chief Financial Officer (Principal Financial Officer)

Index

EXHIBIT INDEX

4.1
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, The Bank of New York, acting through its London Branch, as Trustee, The Bank of New York, acting through its London Branch, as Principal Paying Agent and Transfer Agent, The Law Debenture Trust Corporation p.l.c. as Security Trustee and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated September 17, 2009.

10.4
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V.,CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009.

10.5	Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009.

10.6	Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2007.

10.7	Dealer Manager Agreement between Central European Media Enterprises Ltd. and Deutsche Bank AG, London Branch, dated September 7, 2009.

10.8	Tender Agency Agreement between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch, as Principal Tender Agent, and certain other tender agents, dated September 7, 2009.

10.9
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG and  J.P. Morgan Securities Ltd., dated September 10, 2009.

10.10
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated September 16, 2009.

10.11
Contract Assignment between CME Media Enterprises B.V, Central European Media Enterprises Ltd., The Bank of New York Mellon, acting through its London Branch and the Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.12
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), European Bank for Reconstruction and Development, The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.13
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.14
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009.

10.15
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG, ING Bank N.V., London Branch and J.P. Morgan Securities Ltd., dated September 23, 2009.

Index

10.16
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and The Bank of New York Mellon, acting through its London Branch (formerly JPMorgan Chase Bank, N.A., London Branch), dated September 29, 2009.

10.17
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 29, 2009.

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