Form 10-K
period 2009-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2010-02-24
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Mintflower Place, 4th floor Par-La-Ville Rd, Hamilton, Bermuda	HM 08 Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +1 441 296-1431

Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK, $0.08 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing sale price of US$ 19.69 of the registrant’s Common Stock, as reported by the Nasdaq Global Select Market on such date) was approximately US$ 0.8 billion.

Number of shares of Class A Common Stock outstanding as of February 19, 2010:  56,046,176
Number of shares of Class B Common Stock outstanding as of February 19, 2010:   7,490,936

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant’s Proxy Statement for the 2010 Annual General Meeting of Shareholders	Part III

Unless the context otherwise requires, references in this report to the “Company”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME”) or CME and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates.  All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvnia, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” or “£” are to British pounds.  The exchange rates as of December 31, 2009 used in this report are BGN/US$ 1.36; HRK/US$ 5.09; CZK/US$ 18.37; RON/US$ 2.94; UAH/US$ 8.12; EUR/US$ 0.69 and GBP/US$ 0.62.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the credit crisis and economic downturn in our markets as well as in the United States and Western Europe; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the impact of any additional investments we make in our Bulgaria and Croatia operations; the failure to close the sale of our interests in our Ukraine operations; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART 1

ITEM 1.	BUSINESS

GENERAL

CME, a Bermuda company, is a vertically integrated media company operating leading broadcasting, internet and TV content businesses in seven Central and Eastern European countries with an aggregate population of approximately 97 million people. CME’s television channels are located in Bulgaria (PRO.BG and RING.BG), Croatia (NOVA TV), Czech Republic (TV NOVA, NOVA CINEMA, NOVA SPORT and MTV CZECH), Romania (PRO TV, PRO TV INTERNATIONAL, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA), Slovakia (TV MARKIZA, DOMA), Slovenia (POP TV, KANAL A and TV PIKA) and Ukraine (STUDIO 1+1, STUDIO 1+1 INTERNATIONAL and KINO). CME is traded on the NASDAQ and the Prague Stock Exchange under the ticker symbol “CETV”.

Our registered offices are located at Mintflower Place, 4th floor Par-La-Ville Rd, Hamilton, HM 08, Bermuda, and our telephone number is +1-441-296-1431.  Communications can also be sent c/o CME Development Corporation at 52 Charles Street, London, W1J 5EU United Kingdom, telephone number +44-20-7127-5800.

We make available, free of charge, on our website at http://www.cetv-net.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

CORPORATE STRUCTURE

CME was incorporated on June 15, 1994 under the laws of Bermuda.  Our assets are held through a series of Dutch, Netherlands Antilles and Cypriot holding companies. We have ownership interests in license companies and operating companies in each market in which we operate.  Operations are conducted either by the license companies themselves or by separate operating companies.  License companies have been authorized by the relevant local regulatory authority to engage in television broadcasting in accordance with the terms of a particular license.  We generate revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on air of the television channels that we operate.  Other than in Bulgaria and Slovenia, the license companies also act as operating companies.  Our share of profits in our license and operating companies corresponds with our voting interest.  Below is an overview of our operating structure at December 31, 2009 and a chart that details our simplified corporate structure.

Company Name	Effective Voting Interest	Type of Affiliate	TV Channels

Bulgaria
Operating Companies:
LG Consult EOOD	80.0%	Consolidated Subsidiary	N/A
Ring TV EAD (“Ring TV”)	80.0%	Consolidated Subsidiary	RING TV
License Company:
PRO BG MEDIA EOOD (“Pro.bg”)	80.0%	Consolidated Subsidiary	PRO.BG
Croatia
License Company:
Nova TV d.d. (“Nova TV (Croatia)”)	100.0%	Consolidated Subsidiary	NOVA TV (Croatia)

Czech Republic
License Company:
CET 21 spol. sr.o. (“CET 21”)	100.0%	Consolidated Subsidiary	TV NOVA (Czech Republic), NOVA CINEMA and NOVA SPORT MTV CZECH
Romania
Operating Companies:
Media Pro International S.A. (“MPI”)	95.0%	Consolidated Subsidiary	N/A
Media Vision S.R.L. (“Media Vision”)	95.0%	Consolidated Subsidiary	N/A
License Company:
Pro TV S.A. (“Pro TV”)	95.0%	Consolidated Subsidiary	PRO TV, ACASA, PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA and SPORT.RO
Slovak Republic
License Company:
MARKIZA-SLOVAKIA, spol. s r.o. (“Markiza”)	100.0%	Consolidated Subsidiary	TV MARKIZA, DOMA
Slovenia
Operating Company:
Produkcija Plus d.o.o. (“Pro Plus”)	100.0%	Consolidated Subsidiary	N/A
License Companies:
POP TV d.o.o. (“Pop TV”)	100.0%	Consolidated Subsidiary	POP TV
TELEVIDEO d.o.o. (“Televideo”)	100.0%	Consolidated Subsidiary	TV PIKA
Kanal A d.o.o. (“Kanal A”)	100.0%	Consolidated Subsidiary	KANAL A
Ukraine
Operating Companies:
Innova Film GmbH (“Innova”)	100.0%	Consolidated Subsidiary	N/A
International Media Services Ltd. (“IMS”)	100.0%	Consolidated Subsidiary	N/A

Company Name	Effective Voting Interest	Type of Affiliate	TV Channels
1+1 Production	100.0%	Consolidated Subsidiary	N/A
TV Media Planet Limited (“TV Media Planet”)	100.0%	Consolidated Subsidiary	N/A
License Company:
Studio 1+1 LLC (“Studio 1+1”)	100.0%	Consolidated Subsidiary	STUDIO 1+1 STUDIO 1+1 INTERNATIONAL
Gravis – Kino LLC (“Gravis-Kino”)	100.0%	Consolidated Subsidiary	KINO
Tor LLC (“Tor”)	100.0%	Consolidated Subsidiary	KINO
Zhysa LLC (“Zhysa”)	100.0%	Consolidated Subsidiary	KINO

SIMPLIFIED CORPORATE OWNERSHIP STRUCTURE CONTINUING OPERATIONS (AS AT DECEMBER 31, 2009)

Central European Media Enterprises Ltd. (Bermuda)
100%
Dutch, Netherlands Antilles and Cypriot holding companies
100%
CME Media Services Limited (U.K.)
100%
CME Development Corporation (Delaware)
100%
Nova TV (Croatia)
95%
Pro TV (Romania)
100%
Pro Plus (Slovenia)
100%
CET 21 (Czech Republic)
100%
Innova (Germany)
70%
100%
Ukrpromtorg (Ukraine)
80%
Pro.BG (Bulgaria)
Ring TV (Bulgaria)
100%
CME Development Financing (Netherlands)
100%
Media Pro Pictures (Romania)
92%
Studiourile Media Pro (Romania)
1%
99%
Media Pro Distribution (Romania)
100%
Pro Video (Romania)
100%
Pop TV (Slovenia)
Kanal A (Slovenia)
100%
CME Slovak Holdings (Netherlands)
100%
Markiza (Slovak Republic)
100%
1+1 Production (Ukraine)
30%
Studio 1+1* (Ukraine)
100%
Gravis-Kino* (Ukraine)

OPERATING ENVIRONMENT

Our television channels reach an aggregate of approximately 92 million people in seven countries with a combined population of approximately 96.5 million people.  The rankings of our channels in the markets in which they broadcast are reflected below.

Country	TV Channels	Launch Date	Technical Reach (1)	2009 All Day Audience Share (2)	Market Rank (2)
Bulgaria	PRO.BG	November 2007 (3)	81.6%	2.6%	6
	RING.BG	September 1998 (3)	62.5%	0.7%	13
Croatia	NOVA TV (Croatia)	August 2000 (4)	89.0%	22.8%	3
Czech Republic	TV NOVA (Czech Republic)	February 1994 (5)	99.5%	41.6%	1
	NOVA SPORT	April 2002 (6)	27.3%	n/a	n/a
	NOVA CINEMA	December 2007	59.0%	2.1%	5
	MTV CZECH	November 2009	n/a	n/a	n/a
Romania	PRO TV	December 1995	98.6%	17.2%	1
	ACASA	February 1998	90.0%	5.9%	3
	PRO CINEMA	April 2004	76.9%	1.9%	11
	SPORT.RO	July 2003 (7)	65.9%	1.8%	12
	MTV ROMANIA	June 2002 (8)	57.8%	0.6%	30
Slovak Republic	TV MARKIZA	August 1996	99.2%	31.2%	1
	DOMA	August 2009	54.1%	0.7%	4
Slovenia	POP TV	December 1995	95.2%	25.6%	1
	KANAL A	October 1991 (9)	94.0%	13.0%	3
	TV PIKA	April 1998 (10)	66.0%	1.0%	6
Ukraine	STUDIO 1+1	January 1997	98.8%	9.2%	4
	KINO	August 1993 (11)	65.7%	0.7%	15
(1) Source: Bulgaria: TNS; Croatia: AGB Nielsen Media Research; Czech Republic: ATO - Mediaresearch; Romania: GFK; Slovak Republic:  PMT / TNS SK; Slovenia: AGB Nielsen Media Research; Ukraine: GFK. “Technical Reach” is a measurement of the percentage of a country’s population that is able to receive the signals of the indicated channels.
(2) Source: Bulgaria: TNS; Croatia: AGB Nielsen Media Research; Czech Republic:  ATO – Mediaresearch; Romania: GFK; Slovak Republic: PMT / TNS; Slovenia: AGB Nielsen Media Research; Ukraine: GFK. All day audience share and market rank is shown for each channel’s sales target group.
(3) We acquired PRO.BG and RING.BG in August 2008.
(4) We acquired NOVA TV (Croatia) in July 2004.
(5) We acquired TV NOVA (Czech Republic) in May 2005.
(6) We acquired NOVA SPORT in September 2005.
(7) We acquired SPORT.RO in March 2007.
(8) We acquired the license to broadcast MTV ROMANIA in December 2007.
(9) We acquired KANAL A in October 2000.
(10) We acquired the remaining 80% ownership in TV PIKA in September 2009.
(11) We acquired KINO in January 2006 and relaunched it in July 2006.

The following table shows the population, technical reach of our primary channel, number and proportion of television households, and cable penetration for those countries of Central and Eastern Europe where we conduct broadcast operations as of December 31, 2009.

Country	Population (in millions) (1)	Technical reach (in millions) (2)	Television Households Reached (in millions) (3)	Television Households Reached (%) (3)	Cable Penetration (3)

Bulgaria	7.5	7.2	2.7	99%	57%

Croatia	4.4	4.1	1.3	97%	16%

Czech Republic	10.5	9.9	4.1	98%	22%

Romania	20.6	20.4	6.9	97%	67%

Slovak Republic	5.4	5.1	1.6	99%	46%

Slovenia	2.0	1.9	0.7	99%	70%

Ukraine	46.1	43.4	18.6	99%	57%

Total	96.5	92.0	35.9

(1) Source: Global Insight.
(2) Source: CME research based on the location, power and frequency of  transmitters and the local population density and geography around the transmitter. The technical reach is distinct from the independent third party measurement that determines audience shares.
(3) Source: Bulgaria: TNS, Croatia: AGB Nielsen Media Research; Czech Republic: ATO Mediaresearch (Continual Study); Romania: GFK– Establishment Survey; Slovak Republic: TNS; Slovenia: AGB Nielsen Media Research –Establishment Survey 2008; Ukraine: GFK.

REGULATION OF TELEVISION BROADCASTING

General

Television broadcasting in each of the countries in which we operate is regulated by a governmental authority or agency. In this report, we refer to such agencies individually as a “Media Council” and collectively as “Media Councils”. Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation, as well as control access to the available frequencies through licensing regimes.

Programming and Operation Regulation

The majority of countries in which we operate are member states of the European Union (“EU”) and our broadcast operations in such countries are subject to relevant EU legislation relating to media.  The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.  Romania and Bulgaria acceded to the EU on January 1, 2007. Croatia is a candidate for EU accession.

The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers Directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.”  Such works are defined as originating from an EU member state or a signatory to the Council of Europe’s Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries.  In addition, the AVMS Directive also preserves the requirement that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. The AVMS Directive has relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts.  In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and childrens programming, where programming can be interrupted once every thirty minutes or more.  In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.

Member states were required to implement the AVMS Directive by December 19, 2009, although of the countries in which we operate only Romania and the Slovak Republic have notified the European Commission that the regulations have been put in place.  The Bulgarian and Czech Republic governments are reviewing draft implementing regulations and in Slovenia legislation is in the drafting stage. Under the AVMS Directive, member states are permitted to adopt stricter conditions than those set forth in the AVMS Directive. The legislation enacted in Slovakia and Romania is consistent with the EU rules.  We are unable to predict the final form of the regulations in countries where the AVMS Directive has yet to be implemented. Where possible, we intend to continue to participate actively in any consultation process regarding the implementation of the AVMS Directive in the EU countries in which we operate. Please see “Operations by Country” below for more detailed information on programming regulations that impact our channels.

Licensing Regulation

The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., cable, terrestrial, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect each of our licenses to be renewed or new licenses to be granted as required to continue to operate our business. In addition, as our operating countries transition from analog to digital terrestrial broadcasting, we have applied and will continue to apply for and obtain digital licenses that are issued in replacement of analog licenses. We will also apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

The transition to digital terrestrial broadcasting in each jurisdiction in which we operate generally follows similar stages, although the approach being applied is not uniform.  Typically, legislation governing the transition to digital is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters. The TTP will typically include the following: the timeline and final switchover date, time allowances for the phases of the transition, allocation of frequencies for digital broadcasting and other digital services, methods for calculating digital terrestrial signal coverage and penetration of set top boxes, parameters for determining whether the conditions for switchover have been satisfied for any phase, the technical specifications for broadcasting standards to be utilized and technical restrictions on parallel broadcasting in analog and terrestrial during the transition phase. Of our markets, Bulgaria, the Czech Republic, the Slovak Republic and Slovenia are the furthest advanced in the transition to digital. All four have adopted new legislation or amendments to existing legislation and TTPs in order to facilitate the transition.  Generally, this legislation provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued. Please see “Operations by Country” below for detailed information regarding licenses for each of our channels.

OPERATIONS BY COUNTRY

BULGARIA

General

Bulgaria, which acceded to the European Union on January 1, 2007, is a parliamentary democracy with a population of approximately 7.5 million people.  Per capita GDP is estimated to be US$ 6,228 in 2009, a decline of 5.1% from 2008. We operate two channels in Bulgaria, PRO.BG, a terrestrial channel, that broadcasts nationally and RING.BG, a cable sports channel.

On February 18, 2010, we entered into an agreement with News Corporation under which we will acquire 100% of Balkan News Corporation EAD (“BNC”) and TV Europe B.V., which operate the bTV, bTV Comedy and bTV Cinema channels and 74% of Radio Company C.J. OOD, which operates several radio stations (collectively the “bTV group”), for cash consideration of US$ 400.0 million. (See Part II, Item 8, Note 24, “Subsequent Events”.)

Audience Share

PRO.BG’s target audience is the 18-49 urban and RING.BG’s target audience is 18-54 male. The chart below summarizes the all day and prime time audience share figures in the relevant target group:

	2005	2006	2007	2008	2009
PRO.BG

All day	-	-	0.1%	2.7%	2.6%

Prime time	-	-	0.1%	2.4%	2.6%

RING.BG

All day	0.6%	0.5%	0.2%	0.3%	0.7%

Prime time	0.5%	0.5%	0.2%	0.2%	0.7%
Source: TNS.

Programming

PRO.BG broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide range of programming, including news, sitcoms, police series, soap operas and game shows.  Approximately 49% of PRO.BG’s programming is locally produced.

PRO.BG is required to comply with several restrictions on programming. These include the requirement that 50% of broadcast time consist of locally produced programming and 12% of programming be produced by independent producers in the EU.  PRO.BG’s most successful program in 2009 was the broadcast of the Bulgarian National Football League. Local programs that delivered the best performance in 2009 were the ‘Azis Late Night Show’ and ‘Urban Legends’.

RING.BG broadcasts 24 hours per day and targets a male audience with sports programming such as football matches and volleyball.  Approximately 17% of RING.BG’s programming is locally produced, including a live studio show ‘Open Ring’, all live sports events, ‘Blitz News’ and ‘Live Sports News’. RING TV’s most successful program in 2009 was the broadcast of the Champions League and Europa League.

Advertising

Our existing Bulgaria operations derive revenues principally from the sale of commercial advertising time on the PRO.BG and RING.BG channels as well as revenue from cable providers who pay for the right to carry RING BG. Advertising is sold through a contracted advertising agency.  Our Bulgarian channels currently serve a variety of advertisers and cable operators. The top ten cable operators and advertising clients on our Bulgarian channels contributed approximately 22% of our total Net Revenues in Bulgaria in 2009.

Within the Bulgarian advertising market, television accounts for approximately 55% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is also financed through a compulsory television license fee, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day. There are also restrictions on the frequency of advertising breaks (for example, news and childrens’ programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during childrens’ programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Competition

In addition to PRO.BG, Bulgaria is served by the national public broadcaster BNT and two significant privately owned national broadcasters, bTV and Nova TV, as well as a number of smaller cable or satellite channels.  In terms of its current audience share, PRO.BG is comparable to the larger cable or satellite channels in the Bulgarian market, including DIEMA +, DIEMA 2, FOX LIFE and TV7.

The chart below provides a comparison of the all day audience share and technical reach in our target group of our Bulgarian channels to those of our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach

bTV	News Corp	2000	Cable / Terrestrial / Satellite	33.0%	99.9%

NOVA TV	MTG	1994	Cable / Terrestrial / Satellite	23.0%	97.6%

BNT	Public television	1959	Cable / Terrestrial / Satellite	8.9%	99.0%

DIEMA +	MTG	1999	Cable / Terrestrial / Satellite	2.8%	70.8%

PRO.BG	CME	2007	Cable / Terrestrial / Satellite	2.6%	81.6%

RING.BG	CME	1998	Cable / Satellite	0.7%	62.5%

Others				29.0%
				100%
Source: TNS.

Licenses

PRO.BG operates pursuant to a national programming license issued by the Council for Electronic Media, the Bulgarian Media Council, and broadcasts pursuant to a network of regional analog broadcasting permits that will expire at the time of the switchover to digital broadcasting, which is expected to occur by the end of 2012. In January 2010, PRO.BG received a must-carry digital license that expires in January 2025 and expects to begin digital broadcasting by the end of 2010.  RING.BG broadcasts pursuant to a national cable registration that is valid for an indefinite time period.

Ownership

We indirectly own an 80% voting and economic interest in each of Pro.bg, which holds the license for PRO.BG and Ring.bg, which operates the RING.BG cable sports channel.

CROATIA

General

Croatia is a parliamentary democracy with a population of approximately 4.4 million people.  Per capita GDP is estimated to be US$ 14,488 in 2009, a decline of 5.6% from 2008.  We operate one national television channel in Croatia, NOVA TV (Croatia).

Audience Share

NOVA TV (Croatia)’s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for NOVA TV (Croatia) in that target group:

	2005	2006	2007	2008	2009

All day	14.0%	15.7%	18.7%	22.5%	22.8%
Prime time	14.5%	17.3%	19.7%	25.3%	27.4%
Source: AGB Nielsen Media Research.

Programming

NOVA TV (Croatia) broadcasts approximately 23 hours per day.  Its programming strategy is to appeal to a commercial audience through a wide range of programming. NOVA TV (Croatia)’s programming focus is locally produced news, sitcoms, magazine and other shows, together with popular acquired programming, including movies, series, sitcoms, soap operas and sports.

Approximately 36% of NOVA TV (Croatia)’s programming is locally produced.  The most successful locally produced programs in 2009 were the reality show ‘The Farm’ and entertainment shows such as ‘Got Talent’ and ‘The Best Years’.  We also continued to broadcast some of last year’s well received programs such as ‘Nad Lipom 35’ (‘35 Lime Street’) and a sitcom show ‘Crazy, Confused, Normal’.  Our central news program continued to grow in audience share with an average share for 2009 of 33.3%, an increase of 4.2% from 2008.

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

NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20% of broadcast time consists of locally produced programming and 50% of such locally produced programming be shown during prime time (between 4:00 p.m. and 10:00 p.m.).

Advertising

Our Croatia operations derive revenues principally from the sale of commercial advertising time on NOVA TV (Croatia), sold both through independent agencies and media buying groups. NOVA TV (Croatia) currently serves a wide variety of advertisers, including domestic and multinational companies such as Croatian Telecom, Agrokor, Procter & Gamble, Vipnet, L’Oréal, Wrigley and Reckitt Benckiser.  The top ten advertising clients of NOVA TV (Croatia) contributed approximately 36% of our total Net Revenues in Croatia in 2009.

Within the Croatian advertising market, television advertising accounts for approximately 54% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour with no daily limit, and direct sales advertising has to last continuously for at least 15 minutes. Additional restrictions apply to children’s programming and movies. The public broadcaster HRT, which is financed through a compulsory television license fee, is restricted to broadcasting 9 minutes of advertising per hour.  HRT is not permitted to broadcast spots for teleshopping. There are other restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising

Competition

In addition to NOVA TV (Croatia), Croatia is served by HRT1 and HRT2, two channels operated by the public broadcaster HRT, and privately owned broadcaster RTL.

The chart below provides a comparison of our all day audience share and technical reach in our target group to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach
RTL	Bertelsmann	2004	Terrestrial / satellite / cable	26.2%	97%

HTV 1	Public Television	1956	Terrestrial / satellite / cable	23.6%	96%

NOVA TV (Croatia)	CME	2000	Terrestrial / satellite / cable	22.8%	89%

HTV 2	Public Television	1972	Terrestrial / satellite / cable	12.8%	96%

Others				14.6%
				100.0%
Source: AGB Nielsen Media Research.

NOVA TV (Croatia) also competes for audience share with smaller terrestrial, cable and satellite channels.

Licenses

NOVA TV (Croatia) broadcasts pursuant to a national analog license granted by the Croatia Media Council, the Electronic Media Council, that expires in March 2010. The Croatia Media Council is holding a public tender for this license prior to its expiration. NOVA TV (Croatia) must submit its application by mid-March 2010. We expect to be granted the license at the completion of the tender. Legislation regarding the transition to digital is under discussion in Croatia. We anticipate that legislation will be adopted in 2010 that will address digital licensing and the TTP in a comprehensive way.  We expect that NOVA TV (Croatia) will receive a digital license.

Ownership

We own 100% of the voting and economic interests in Nova TV (Croatia), the operating company for NOVA TV (Croatia).

CZECH REPUBLIC

General

The Czech Republic is a parliamentary democracy with a population of approximately 10.5 million people.  Per capita GDP in 2009 is estimated to be US$ 18,294, a decline of 4.1% from 2008.  We operate one national television channel in the Czech Republic, TV NOVA (Czech Republic), and three cable/satellite channels, NOVA SPORT, NOVA CINEMA, and MTV CZECH.

Audience Share

TV NOVA (Czech Republic)

TV NOVA (Czech Republic)’s target demographic is 15-54. The chart below summarizes the all day and prime time audience share figures for TV NOVA (Czech Republic) in that target group:

	2005	2006	2007	2008	2009

All day	42.4%	43.6%	43.0%	41.5%	41.6%
Prime time	43.6%	47.3%	46.8%	45.8%	46.8%

Source: ATO – Mediaresearch.

NOVA SPORT

NOVA SPORT, currently has carriage agreements with the large cable distributors and with all direct-to-home (“DTH”) distributors in the Czech Republic and the Slovak Republic. NOVA SPORT reaches approximately 1.71 million subscribers out of the approximately 3.07 million households receiving cable in the combined markets.

NOVA CINEMA

We estimate that NOVA CINEMA had an all day audience share of 2.1% in 2009.

MTV CZECH

We launched MTV Czech in November 2009 which is also broadcast in Slovakia, targeting the youth niche segment, further expanding our multi-channel strategy.

Programming

TV NOVA (Czech Republic) broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience, especially during prime time, with news, movies, entertainment programs and sports highlights, and to target more specific demographics in off-peak broadcasting hours.  Approximately 44% of the programming on TV NOVA (Czech Republic) is locally produced, including ‘Televizni noviny’ (‘TV News’), ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), an original Czech series and ‘Ulice’ (‘The Street’), an originally produced Czech soap opera.  ‘Televizni noviny’, the nightly news program of TV NOVA (Czech Republic) achieves the highest ratings among all Czech television shows on a regular basis.  ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’) and ‘Ulice’ (‘The Street’) are also among the top-rated shows in the Czech Republic.  TV NOVA (Czech Republic) entertainment formats are quite popular with the local version of Pop Idol, which was produced and broadcast, together with our sister station, TV MARKIZA, and was one of the highest rated shows of 2009.

TV NOVA (Czech Republic) has secured exclusive broadcast rights in the Czech Republic to a variety of popular American and European series and films produced by major international studios, including DreamWorks/Paramount, Warner Brothers, Sony Pictures, NBC Universal, Twentieth Century Fox, MGM and independent programming providers like CBS Paramount, EEAP, Grand View Castle and  SPI.  All foreign language programming is dubbed into the Czech language.  Foreign news reports and film footage licensed from CNN, Reuters, APTN, SNTV and ENEX are integrated into news and public affair programs on TV NOVA (Czech Republic).

NOVA SPORT broadcasts high quality sports and sport-related programming in the Czech Republic and the Slovak Republic.  NOVA SPORT has secured broadcast license rights to some of the most popular sports programming in its markets, including the National Hockey League, the FA Premier League, the FA Cup, the French Football League, Barca TV, the National Basketball Association, ATP Tennis tournaments, Moto GP, KHL (Kontinental Hockey League), Formula One, motorcycle and automobile races, golf tournaments and other competitions. The program schedule also contains sport documentaries on popular sports in the Czech and Slovak Republics.

NOVA CINEMA is a niche channel focusing on films and series. It broadcasts new and older movies and popular American series, as well as a mixture of short programs such as cinema news and star profiles.

MTV CZECH in the Czech Republic and Slovakia broadcasts 24 hours per day with a programming strategy to attract young audience.  It broadcasts music and youth related programming mainly from the MTV library, such as ‘The Hills’, ‘Cribs’ and ‘Pimp My Ride’.

Advertising

TV NOVA (Czech Republic) derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies. Advertisers include large multinational firms such as Danone, CS Group, Procter & Gamble, T-Mobile, Nestlé, Henkel, Laboratoires Garnier and Reckitt Benckiser.  The top ten advertisers on TV NOVA (Czech Republic) contributed approximately 36% of our total Net Revenues in Czech Republic in 2009.

NOVA SPORT and MTV CZECH derive revenues principally from cable subscription fees and each carries a low volume of advertising.

NOVA CINEMA was a cable and satellite channel through December 2008, when it began broadcasting in Digital Video Broadcasting Terrestrial (“DVB-T”). Prior to being distributed on DVB-T, NOVA CINEMA derived its revenue from cable subscription fees and carried a low volume of advertising.  Since January 2009, NOVA CINEMA has derived its revenue only from advertising.

Within the Czech Republic advertising market, television accounts for approximately 43% of total advertising spending. Television competes for advertising revenues with other media such as print, radio, outdoor advertising, internet and direct mail.

Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour, but not for more than 15% of their total daily broadcast time. From January 1, 2008, public broadcaster CT, which is financed through a compulsory television license fee, has been restricted to broadcasting advertising for a maximum of 0.75% of its daily broadcast time on its main channel (excluding teleshopping), and 0.5% for its other channel, without the ability to combine.  There are also restrictions for all broadcasters on the frequency of advertising breaks during and between programs, as well as restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages.

Competition

In addition to TV NOVA (Czech Republic), the Czech Republic is served by two national channels operated by the public broadcaster, CT1 and CT2, and by the national privately owned broadcaster TV Prima.

The chart below provides a comparison of the all day audience share and technical reach in our target group of our Czech Republic channels to those of their competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach

TV NOVA (Czech Republic)	CME	1994	Terrestrial / satellite	41.6%	99.5%

TV Prima	Modern Times Group/Local owners	1993	Terrestrial / satellite	16.4%	99.6%

CT 1	Public Television	1953	Terrestrial / satellite	15.7%	97.5%

CT 2	Public Television	1970	Terrestrial / satellite	5.1%	96.9%

NOVA CINEMA (1)	CME	2007	Terrestrial / satellite	2.1%	59.0%

NOVA SPORT	CME	2002	Cable / satellite	-%	27.3%

Others				19.1%

				100.0%

Source : ATO – Mediaresearch.
(1) Technical Reach for NOVA CINEMA includes DVB-T

TV NOVA (Czech Republic) also competes for audiences with foreign terrestrial television channels in Austria, Germany, the Slovak Republic and Poland whose originating signals reach the Czech Republic, as well as with cable and satellite channels.

Licenses

Our four channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. The process surrounding the digital switchover is fairly advanced in the Czech Republic and is expected to be completed in 2012; the analog switch-off has already occurred in certain parts of the country. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that permits both digital and analog broadcasting. This license expires in January 2025, and TV NOVA (Czech Republic) will continue to broadcast under this license following the completion of the digital switchover. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020.  NOVA CINEMA broadcasts pursuant to a national terrestrial license that permits digital broadcast; this license expires at the time the digital switchover is complete, at which point we expect that NOVA CINEMA will receive a new national terrestrial digital license. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019.  NOVA SPORT broadcasts under a license that allows for both satellite and cable transmission that expires in October 2020, and MTV CZECH broadcasts under a satellite license that expires in October 2021.

Ownership

We own 100% of CET 21, the operating company for TV NOVA (Czech Republic), NOVA CINEMA, NOVA SPORT and MTV CZECH.

ROMANIA

General

Romania is a parliamentary democracy with a population of approximately 20.6 million people.  Per capita GDP is estimated to be US$ 8,155 in 2009, a decline of 6.8% from 2008.

We operate six television channels in Romania, including PRO TV, ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels.

Audience Share

PRO TV’s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for our Romanian channels in PRO TV’s target group:
	2005	2006	2007	2008	2009

PRO TV
All day	20.9%	20.7%	18.3%	16.5%	17.2%
Prime time	22.8%	22.9%	21.5%	19.7%	20.3%
ACASA
All day	9.6%	8.5%	7.5%	8.1%	5.9%
Prime time	11.2%	9.0%	7.1%	9.4%	8.1%
SPORT.RO (1)
All day	1.5%	1.5%	1.7%	1.6%	1.8%
Prime time	1.4%	1.3%	1.3%	1.2%	1.6%
PRO CINEMA
All day	1.5%	1.8%	2.2%	2.0%	1.9%
Prime time	1.3%	1.5%	1.9%	1.8%	1.8%
MTV ROMANIA (2)
All day	0.8%	0.8%	0.9%	0.6%	0.6%
Prime time	0.5%	0.5%	0.6%	0.5%	0.4%

Source: GFK, TNS/AGB International. (1) We acquired SPORT.RO in December 2006. (2) We acquired the license to operate MTV ROMANIA in December 2007.

Programming

PRO TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide range of programming, including movies and series, news, sitcoms, police series, soap operas and game shows.  More than 49% of PRO TV's programming is comprised of locally produced programming, including news and sports programs as well as local productions such as ‘Dansez pentru tine’ (‘Dancing For A Dream’), 'Frumusete pe muchie de cutit' (‘Extreme Makeover’), ‘Serviti va rog’ (‘Bed and Breakfast’) and ‘Divertis Land of Jokes’. Apart from Europa League football matches and our main news program, ‘New Year show’ and ‘Dancing For A Dream’ were the top-rated shows in 2009.

PRO TV has secured exclusive broadcast rights in Romania to a variety of popular American and European programs and films produced by such companies as Warner Brothers and DreamWorks/Paramount.  PRO TV also licenses foreign news reports and film footage from Reuters, APTN and ENEX to integrate into its news programs.  All foreign language programs and films are subtitled in Romanian.

PRO TV is required to comply with several restrictions on programming, including the requirement that 49% of all material be locally produced as well as EU regulations on European programming.

ACASA broadcasts 24 hours per day and targets a female audience with programming such as telenovellas, films and soap operas, as well as news, daily local productions for women and families and talk shows.  ACASA's audience demographics complement PRO TV's, providing an attractive advertising platform for advertisers across our group of channels.  Approximately 24% of ACASA’s programming is locally produced, including ‘Inima de tigan’ (‘Gypsy Heart’), ‘Regina’ (‘The Queen’), and ‘Ingerasii’ (‘Little Angels’). ‘Regina (‘The Queen’) was the top-rated show on ACASA in 2009.

PRO CINEMA broadcasts 24 hours per day and is focused on those types of movies, series and documentaries that are popular among the upwardly mobile demographic, which is an attractive advertising target group. Local productions make up 27% of the programming.

SPORT.RO broadcasts 24 hours per day and targets male audiences with programming focusing on local and international football, international boxing and a number of local Romanian sports. Local productions make up 59% of the programming, the majority being general and special news programs.

PRO TV INTERNATIONAL broadcasts 24 hours per day and targets Romanian communities outside Romania. The channel re-broadcasts locally produced programming from certain of our Romanian channels (generally PRO TV and ACASA), as well as programming from Pro TV’s library.

MTV ROMANIA broadcasts 24 hours per day, with a programming strategy to attract a young audience in Romania by broadcasting music and youth related programming such as ‘A Shot at Love’, ‘Cribs’ and ‘Hogan Knows Best’. Approximately 4% of MTV ROMANIA’s programming is locally produced.

Advertising

Our Romania operations derive revenues principally from the sale of commercial advertising time on the PRO TV, ACASA, SPORT.RO and PRO CINEMA channels, sold both through independent agencies and media buying groups.  Our Romanian channels currently serve a wide variety of advertisers, including multinational companies such as Procter & Gamble, Vodafone, Orange, Cosmote & Germano, Unilever, L’Oréal, and Coca-Cola.  The top ten advertising clients on our Romanian channels contributed approximately 29% of our total Net Revenues in Romania in 2009.

Within the Romanian advertising market, television accounts for approximately 63% of total advertising spending.  Television competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more then 15% of their total daily broadcast time, and an additional 5% of daily broadcast time may be used for direct sales advertising.  The public broadcaster, TVR, which is financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and childrens’ programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children’s programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Competition

Competitors of PRO TV include the public broadcaster TVR, which operates TVR 1 and TVR 2, and privately owned broadcasters Antena 1 and Prima TV.

The chart below provides a comparison of the all day audience share and technical reach in PRO TV’s target group of our Romanian channels to those of our main competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach

PRO TV	CME	1995	Terrestrial / satellite / cable	17.2%	98.6%

Antena 1	Local owner	1993	Terrestrial / satellite / cable	11.5%	93.8%

ACASA	CME	1998	Satellite / cable	5.9%	90.0%

Prima TV	SBS	1994	Terrestrial / satellite / cable	5.5%	91.7%

TVR 1	Public Television	1956	Terrestrial / satellite / cable	3.4%	99.5%

PRO CINEMA	CME	2004	Satellite / cable	1.9%	76.9%

TVR 2	Public Television	1968	Terrestrial / satellite / cable	1.5%	96.1%

SPORT.RO	CME	2003	Satellite / cable	1.8%	65.9%

MTV ROMANIA	CME	2002	Satellite / cable	0.6%	57.8%

Others				50.7%
				100.0%

Source: GFK, TNS/AGB International.

Our Romanian channels also compete for audience share with other cable and satellite stations. There is increased competition for audience share from new niche channels distributed over cable and satellite, which is reflected in the audience share of 50.9% for other stations for the year ended December 31, 2009.

Licenses

PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by Romania’s Media Council, The National Audio-Visual Council. PRO TV also broadcasts using a network of regional satellite licenses.  Our other Romanian channels (ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA AND PRO TV INTERNATIONAL) each has a national cable and satellite license. Licenses for our Romania operations expire on dates ranging from April 2010 to May 2018 and are renewed routinely upon application to the Romania Media Council. The digital switchover in Romania is not as advanced as in other countries. While the Romanian governmental authorities have adopted amendments to existing legislation which provide that analog broadcasters are entitled to receive digital licenses, specific regulations to govern the transition to digitalization have yet to be adopted by the Romania Media Council. From 2009, the Romania Media Council may only extend the validity of a license until the date of the digital switchover. The existing law provides that broadcasters within the same multiplex are entitled to choose their own operator, whether one of those broadcasters, a separate company set up by those broadcasters or a third party.

Ownership

We own a 95% voting and economic interest in Pro TV.  Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, owns the remaining 5% voting and economic interest in Pro TV.

Our interest in our Romania operations is generally governed by the articles of Pro TV.  We have the right to appoint two of the three members of the Council of Administration, the governing body of Pro TV.  Although we have majority voting power in Pro TV, the affirmative vote of Mr. Sarbu is required with respect to certain financial and corporate matters.  Such matters are in the nature of protective rights, and are not an impediment to consolidation for accounting purposes.

We also have a put option agreement with Mr. Sarbu that grants him the right to sell us his remaining interest in Pro TV and certain other companies of our Romania operations until November 12, 2029.

On December 9, 2009, we acquired the companies comprising Media Pro Entertainment (“MPE”) from Media Pro Management S.A. and Metrodome B.V., together “Media Pro”, two companies beneficially owned by Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors since December 8, 2009. We purchased 100% of each of Media Pro Pictures S.A. (“Media Pro Pictures”), Pro Video s.r.l., Media Pro Music and Entertainment s.r.l., Media Pro Distribution s.r.l., Hollywood Multiplex Operations s.r.l. and Media Pro Pictures s r.o., as well as the 92.2% interest that Media Pro Pictures holds in Media Pro Studios (Studiorile) S.A. and the 51% interest that Media Pro Pictures holds in Domino Production s.r.l. MPE produces and distributes television and film content and owns studio and production facilities and cinemas in Central and Eastern Europe. See Part II, Item 8, Note 3, “Acquisitions and Disposals”.

We have a 95% voting and economic interest in Media Vision, which provides programming and production services to Pro TV.

SLOVAK REPUBLIC

General

The Slovak Republic is a parliamentary democracy with a population of approximately 5.4 million people.  Per capita GDP is estimated to be US$ 16,355 in 2009, a decline of 5.0% from 2008.  We operate two national television channels in the Slovak Republic, TV MARKIZA and DOMA.

Audience Share

TV MARKIZA’s target demographic is 12+. The chart below summarizes all day and prime time audience share figures for TV MARKIZA:

	2005	2006	2007	2008	2009
All day	31.2%	33.7%	35.5%	35.1%	31.2%
Prime time	32.9%	35.9%	38.5%	36.8%	33.5%
Source:  PMT, TNS.

DOMA
We launched DOMA on August 31, 2009 and achieved an all day audience share of 0.7% in 2009.

Programming

TV MARKIZA broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through news, movies, entertainment and sports programming, with specific groups targeted in off-peak broadcasting hours.  Approximately 27% of  TV MARKIZA’s programming is locally produced, including ‘Televizne noviny’ (‘TV News’), ‘Sportove noviny’ (‘Sports News’), ‘Cesko Slovenska Superstar’ (‘Pop Idol’),  ‘Ordinacia v Ruzovey zahrade’ (‘Rose Garden Care Centre’) and ‘Modre z neba’ (‘Best Wishes’). These programs are consistently the top-ranked shows in the Slovak Republic.

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

DOMA broadcasts 24 hours per pay and targets female audiences with programming such as telenovels, films and soap operas.  DOMA plans to introduce its first local production in the spring of 2010 in the form of a women’s magazine.

Advertising

TV MARKIZA derives revenues principally from the sale of commercial advertising time through media buying groups and independent agencies.  Advertisers include large multinational companies such as Slovak Telecom Group, Orange, Reckitt Bensicker, Procter & Gamble, L’Oréal,  Slovenska Sporitelna, Telefonica O2, Nestlé and Henkel. TV MARKIZA’s top ten advertisers contributed 37% of our total Net Revenues in Slovak Republic in 2009.

Within the Slovak advertising market, television accounts for approximately 49% of total advertising spending.  TV MARKIZA also competes for advertising revenues with other media such as print, radio, outdoor advertising and direct mail.

Privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 15% of their total daily broadcast time. The public broadcaster, STV, which is financed through a compulsory license fee, can broadcast advertising for up to 12 minutes per hour, but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour and not more than 3% of its total daily broadcast time. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer) between 6:00 a.m. and 10:00 p.m.

DOMA’s audience demographics compliment TV MARKIZA, providing an attractive advertising platform for advertisers targeting a female audience.

Competition

The Slovak Republic is served by two other national public television channels, STV1 and STV2.  TV MARKIZA also competes with the privately owned broadcaster TV JOJ.

The chart below provides a comparison of the all day audience share in our target group and technical reach of TV MARKIZA and DOMA to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach
TV MARKIZA	CME	1996	Terrestrial / satellite / cable	31.2%	99.2%

TV JOJ	Local owner	2002	Terrestrial / satellite / cable	20.0%	90.7%

STV 1	Public Television	1956	Terrestrial / satellite / cable	15.0%	99.9%

STV 2	Public Television	1969	Terrestrial / satellite / cable	4.0%	99.5%

DOMA	CME	2009	Cable/satellite	0.7%	54.1%

Others				29.1%
				100.0%

Source: CME.

TV MARKIZA also competes for audience share with foreign terrestrial television stations located in Austria, the Czech Republic and Hungary whose originating signals reach the Slovak Republic, as well as cable and satellite stations. These stations do not compete for advertising revenues in the Slovak Republic.

Licenses

TV MARKIZA broadcasts pursuant to a national analog license that expires in September 2019. The analog switch-off is expected to occur in the Slovak Republic in 2011. The Council for Broadcasting and Transmission, the Slovak Republic Media Council, granted TV MARKIZA a national digital license in January 2010; such license is valid for an indefinite period. TV Markiza intends to begin digital broadcasting in the second half of 2010. DOMA broadcasts under a license that permits digital, cable and satellite transmissions. Similar to the TV MARKIZA license,  DOMA’s license is valid for an indefinite period. DOMA, which now broadcasts in cable and satellite, intends to begin digital broadcasting at the time of the digital switchover in 2011.

Ownership

We own 100% of the voting and economic interests in Markiza, which is the licence holder for TV MARKIZA and  DOMA.

SLOVENIA

General

Slovenia is a parliamentary democracy with a population of approximately 2.0 million people.  Per capita GDP is estimated to be US$ 25,271 in 2009, the highest per capita GDP in Central and Eastern Europe, a decline of 7.4% from 2008.  We operate three national television channels in Slovenia, POP TV, KANAL A and TV PIKA.

Audience Share

POP TV and KANAL A’s target demographic is 18-49. The chart below summarizes the all day and prime time audience share figures for POP TV and KANAL A in that target group:

	2005	2006	2007	2008	2009

POP TV
All day	27.2%	29.1%	26.0%	25.2%	25.6%
Prime time	33.9%	36.0%	32.4%	31.9%	34.3%
KANAL A
All day	11.4%	12.0%	14.2%	14.8%	13.0%
Prime time	13.5%	13.8%	15.4%	15.5%	13.6%

Source: AGB Nielsen Media Research.

TV PIKA

We estimate that TV PIKA had an all day audience share of 1.0% in 2009.

Programming

POP TV broadcasts 24 hours per day and its programming strategy is to appeal to a broad audience through a wide variety of programming including series, movies, news, variety and game shows and features.  Approximately 41% of programming is locally produced, including ‘Neighbours’, a version of Slovakia’s ‘Susiedia’, ‘Preverjeno!’ (‘Confirmed!’), ‘Trenja’ (‘Friction’), and reality show ‘The Farm 2’, which had the highest audience share and ratings for any reality show in Slovenia in 2009.  KANAL A broadcasts 24 hours per day and has a programming strategy to complement that of POP TV with a mixture of locally produced programs (approximately 35% of programming in 2009) such as ‘World on Kanal A’, the reality show ‘Big Brother’ and acquired foreign programs, including films and series. TV PIKA broadcasts 20 hours per day and targets female audiences between 18-54 with programming such as telenovelas, TV movies and American series.

Pro Plus, the operating company for our Slovenia operations, has secured exclusive program rights in Slovenia to a variety of successful American and Western European programs and films produced by studios such as Warner Brothers, Twentieth Century Fox and Paramount.  All foreign language programs and films are subtitled in Slovenian with the exception of some childrens’ programming that is dubbed.  Pro Plus has agreements with CNN, Reuters and APTN to receive foreign news reports and film footage to integrate into news programs on POP TV and KANAL A.

Our Slovenia operations are required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. 2% of the station's annual broadcast time must be Slovenian origin audio-visual works and this amount must increase each year until it reaches 5%.

Privately owned broadcasters are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee, is allowed to broadcast advertising for up to 12 minutes per hour and for up to 15% of its total daily broadcasting time (with 10% for advertisements only), but is only permitted up to 9 minutes per hour between the hours of 6:00 p.m. and 11:00 p.m.

There are restrictions on the frequency of advertising breaks during programs.  There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15%.

Advertising

Pro Plus derives revenues from the sale of commercial advertising time on POP TV and KANAL A.  Current multinational advertisers include firms such as Spar, Benckiser Adriatic, Procter & Gamble, SI Mobil, L’Oréal, Wrigley, Henkel and Ferrero, although no advertiser dominates the market.  During 2009, Pro Plus serviced a wide variety of advertisers, the majority through advertising agencies. The top ten advertisers on POP TV and KANAL A contributed approximately 27% of our total Net Revenues in Slovenia in 2009.

Within the Slovenian advertising market, television accounts for approximately 63% of total advertising spending.  POP TV and KANAL A compete for revenues with other media such as print, radio, outdoor advertising, the internet and direct mail.

Competition

Slovenia is served by two national public television channels, SLO 1 and SLO 2, and a privately owned broadcaster, TV3.

The chart below provides a comparison of the all day audience share in our target group and technical reach of our Slovenian channels to those of our competitors:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	All day audience share (2009)	Technical reach

POP TV	CME	1995	Terrestrial / cable	25.6%	95%

SLO 1	Public Television	1958	Terrestrial / satellite / cable	13.5%	100%

KANAL A	CME	1991	Terrestrial / cable	13.0%	94%

SLO 2	Public Television	1967	Terrestrial / satellite / cable	7.8%	99%

TV3	Modern Times Group	1995	Terrestrial / cable	7.6%	78%

TV PIKA	CME	2009	Terrestrial / cable	1.0%	66%

Others				31.5%
				100.0%

Source: AGB Nielsen Media Research.

Our Slovenia operations also compete for audience share with foreign television stations, particularly Croatian, Italian, German and Austrian stations whose originating signals reach Slovenia.

Licenses

Our Slovenian channels POP TV and KANAL A each have a national analog license that expires in August 2012 granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council. In addition, POP TV, KANAL A and our third channel in Slovenia, TV PIKA, have been issued licenses that allow for broadcasting on any platform, including digital, cable and satellite, which are valid for an indefinite time period. We anticipate that the switchover to digital in Slovenia will be completed by December 2010, at which point analog licenses will be cancelled.

Ownership

We own 100% of the voting and economic interests in Pro Plus, the operating company for our Slovenia operations.  Pro Plus has a 100% voting and economic interest in Pop TV, Kanal A and Televideo.

UKRAINE

General

Ukraine, the most populous market in which we operate, is a parliamentary democracy with a population of approximately 46.1 million people. Per capita GDP is estimated to be US$ 2,416 in 2009, the lowest of all our markets, a decline of 13.8% from 2008.

We operate one national television channel in Ukraine, STUDIO 1+1, and KINO, a network of regional channels. On January 20, 2010, we entered into an agreement to sell 100% of our interests in our Ukraine operations to Igor Kolomoisky, a CME shareholder and a member of our Board of Directors, for US$ 300.0 million in cash plus the reimbursement of our cash operating expenses between signing and closing, estimated to be US$ 19.0 million (see Part II, Item 8, Note 22, “Related Party Transactions”).

Audience Share

STUDIO 1+1’s target demographic is 18-54. The chart below summarizes the all day and prime time audience share figures for STUDIO 1+1 and KINO in that target group:

	2005	2006	2007	2008	2009
STUDIO 1+1
All day	20.8%	18.3%	14.9%	10.9%	9.2%
Prime time	23.4%	23.2%	17.6%	12.4%	11.6%
KINO
All day	0.0%	0.3%	0.9%	0.8%	0.7%
Prime time	0.0%	0.2%	0.6%	0.6%	0.6%
Source:  GFK Ukraine.

Programming

STUDIO 1+1’s programming strategy is to appeal to a broad audience through a wide variety of programming, including series (popular Russian police and action series in particular), movies and locally produced Ukrainian shows, features and news.  In 2009, approximately 17% of programming for prime-time broadcasting hours consisted of either in-house or outsourced local productions, which consist primarily of news broadcasts and news related programs and entertainment shows.

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

STUDIO 1+1 and KINO are required to comply with certain restrictions on programming, including regulations on the origin of programming and the language of broadcast.  At least 50% of programming broadcast by STUDIO 1+1 and KINO must be of Ukrainian origin and STUDIO 1+1 is further required to broadcast not less than 75% of its programming in Ukrainian or dubbed into Ukrainian in a 24 hour period.  Furthermore, the law stipulates that between 7:00 a.m. and 11:00 p.m. at least 80% of programming be European-made.

Advertising

Since January 1, 2009, the Studio 1+1 group has been selling advertising and sponsorship on STUDIO 1+1 and KINO directly rather than through an external sales agent. The Studio 1+1 group derives revenues principally from the sale of commercial advertising to large multinational firms such as Procter & Gamble, Bittner, Colgate – Palmolive Group, Ferrero, Unilever, Kraft Foods and Pepsi, as well as large Ukrainian companies like Volvn Holding, Obolon and Kyiv Star.  The top ten advertising clients of STUDIO 1+1 and KINO contributed approximately 36% of our Ukraine operations’ total Net Revenues in 2009.

KINO derives its revenue from the sale of commercial advertising time. Some of the biggest KINO advertisers are Procter & Gamble, Obolon, Unilever, Meloni, Nestlé and Wrigley.

Advertising may not exceed 15% per broadcasting day and 20% per hour, which increases to 20% and 25% respectively during an election season.  These requirements are not applicable to specialized broadcasting channels.  The state owned broadcaster is subject to the same restrictions on advertising time.  There are restrictions on the frequency of advertising breaks both during and between programs.  There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of alcoholic beverages before 11:00 p.m.

Competition

Ukraine is also served by public broadcaster UT-1 and privately owned broadcasters Inter, ICTV, STB and Novy Kanal and TRK Ukraine.

The chart below provides a comparison of the all day audience share and technical reach of STUDIO 1+1 to those of its competitors. Audience shares reflect the STUDIO 1+1 target group:

Main Television Channels	Ownership	Year of first transmission	Signal distribution	Audience share (2009)	Technical reach
Inter	Local owners	1996	Terrestrial / satellite / cable	13.4%	99.1%

Novy Kanal	Local owner (same as ICTV and STB)	1998	Terrestrial / satellite / cable	10.4%	95.5%

STB	Local owner (same as Novy Kanal and ICTV)	1997	Terrestrial / satellite / cable	9.5%	93.4%

STUDIO 1+1	CME	1997	Terrestrial / satellite / cable	9.2%	98.8%

ICTV	Local owner (same as Novy Kanal and STB)	1992	Terrestrial / satellite / cable	9.0%	95.1%

TRK Ukraine	Local owner	2004	Terrestrial / satellite / cable	7.3%	97.0%

UT-1	Public Television	1965	Terrestrial / cable	0.9%	97.6%

KINO	CME	1993	Terrestrial / satellite / cable	0.7%	65.7%

Others				39.6%

				100.0%
Source:  GFK Ukraine, ATO - Mediaresearch.

KINO competes with certain regional and Kiev-based channels and other regions where KINO is broadcast, including TRK Kiev, Megasport, RTR Planet, Enter Film, NTV Mir, RU Music, K1 and K2 and Channel 1 Rus.

Licenses

STUDIO 1+1 broadcasts under a 15-hour prime time and off prime time analog license that expires in December 2016. STUDIO 1+1 broadcasts during the remaining nine hours in off prime time pursuant to an analog license that expires in July 2014. STUDIO 1+1 also has a satellite license that expires in April 2011. KINO, our regional channel in Ukraine, broadcasts pursuant to a network of regional analog licenses that expire on dates ranging from September 2010 to July 2016 as well as a satellite license that expires in July 2016. The satellite license for 1+1 INTERNATIONAL expires in April 2018. With respect to the digital switchover, the Ukrainian governmental authorities have issued generic legislation in respect of the transition to digital. In addition, the Ukrainian Media Council, the National Council for Television and Radio Broadcasting, has issued decisions confirming that STUDIO 1+1 would be included in one of the multiplexes to be launched in connection with the transition to digital broadcasting.  The Ukraine Media Council recently held a tender for licenses for additional digital frequencies that will be made available for local channels in the switchover to digital, and is currently soliciting proposals for technical development of certain digital multiplexes. However, there has been no indication as to when a TTP will be adopted in Ukraine.

Ownership

We own 100% of the voting and economic interests in the entities comprising the Studio 1+1 group and KINO.

SEASONALITY

We, like other television operators, experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.  See Part II, Item 6, “Selected Financial Data” for further discussion.

EMPLOYEES

As of December 31, 2009, we had a total of approximately 4,900 employees (including contractors).  None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

FINANCIAL INFORMATION BY OPERATING SEGMENT AND BY GEOGRAPHICAL AREA

For financial information by operating segment and geographic area, see Part II, Item 8, Note 19, “Segment Data”.

Item 1A.	Risk Factors

This report and risk factors below contain forward-looking statements as discussed on page 4. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows. The following discussion of risk factors should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Results of Operation and Financial Condition” and the consolidated financial statements and related notes in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Risks Relating to our Financial Position

The global recession and credit crisis has adversely affected our financial position and results of operations; we cannot predict if or when economic conditions in the countries in which we operate will recover, and a failure to recover promptly will continue to adversely affect our results of operations.

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, many of which are in recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Ukraine, Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a severe, negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in our operating countries has reached the bottom, we cannot predict when a recovery will occur, or the sustainability of such recovery, in our markets. The absence of a recovery or a weak recovery will continue to adversely affect our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of our advertising time as well as audience ratings, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. A reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors, particularly in Ukraine. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Our debt service obligations relating to our Senior Notes, Convertible Notes and the Erste Facility (each as defined below) may restrict our ability to fund our operations.

We currently have significant debt service obligations under our 11.625% Senior Notes due 2016 (the “2009 Fixed Rate Notes”), our Floating Rate Senior Notes due 2014 (the “Floating Rate Notes” and together with the 2009 Fixed Rate Notes, the “Senior Notes”) and our 3.50% Senior Convertible Notes due 2013 (the “Convertible Notes”). In addition, CME and certain of our wholly-owned subsidiaries serve as guarantors under the up to CZK 3.0 billion (approximately US$ 163.3 million) facility agreement among our wholly-owned subsidiary CET 21, Erste Group Bank A.G. as arranger, Ceska Sporitelna, a.s. as facility agent and security agent and certain other financial institutions (the “Erste Facility”). As a result of these obligations we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements (see Part II, Item 8, Note 6, “Senior Debt” and Note 11, “Credit Facilities and Obligations under Capital Leases”).  In addition, the covenants contained in the indentures governing the Senior Notes and the Erste Facility restrict the manner and extent to which we can provide financial support to our Unrestricted Subsidiaries (see Part II, Item 8, Note 23, “Restricted and Unrestricted Subsidiaries”). Furthermore, we may have a proportionally higher level of debt than our competitors, which can put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

We may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

Our ability to meet our future capital requirements, including the acquisition of the bTV group, is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results. These factors are derived from a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments, if the sale of our Ukrainian operations does not successfully complete (see Part II, Item 8, Note 24, “Subsequent Events”) or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the Senior Notes, the Convertible Notes and the Erste Facility. Furthermore, our cash flow from operations is not sufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets, were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.  The tightness of the credit markets and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indenture governing the 2009 Fixed Rate Notes (the “2009 Indenture”) and the indenture governing the Floating Rate Notes (the “2007 Indenture”). Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing debt financings or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt financings, including the risk that our cash flow will continue to be insufficient to meet required payments of interest on debt and the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. If we were unable to refinance indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Following a downgrade on November 11, 2009, our Senior Notes and our Convertible Notes are rated B- and our corporate credit is rated B- with a negative outlook by S&P, and, following a downgrade on August 19, 2009, both our Floating Rate Notes and our corporate credit are rated as B2 with a negative outlook by Moody’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control, such as the completion of the sale of our Ukraine operations. If we fail to maintain adequate levels of liquidity we may be downgraded again in the course of 2010 (see Part II, item 7, Section VI (d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

If more of our goodwill, indefinite lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization. We recorded impairment charges of US$ 81.8 million in 2009 in respect of our Bulgaria operations and US$ 336.8 million in 2008 in respect of our Bulgaria and Ukraine operations. While the amount by which the fair value of our reporting units exceeds their carrying values had recovered beginning in the second quarter of 2009, these excesses are still at historically low levels. We performed our annual impairment review in the fourth quarter of 2009, which did not result in any further impairment charges.  We consider all current information in respect of calculating our impairment charge however, if there are further indicators of impairment and our long term cash flow forecasts for our operations deteriorate further, or discount rates increase, we may be required to recognize additional impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The strengthening of the dollar against these currencies has had an adverse impact on reported earnings in 2009 compared to the prior year. In addition, the Senior Notes are denominated in Euros and the Erste Facility is denominated in Czech korunas. We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes or the Erste Facility. We may continue to experience significant gains and losses on the translation of our revenues or the Senior Notes and the Erste Facility into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

The failure to successfully complete the sale of our Ukraine operations and the acquisition of the bTV group would reduce the resources available to our other operations.

In January 2010 we entered into a agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, and a company controlled by him in which we agreed to sell our entire interests in our Ukraine operations (the “Ukraine Transaction”). In connection with entering into the agreement, our previous agreement with Mr. Kolomoisky relating to his investment in our Ukraine operations was terminated (see Part II, Item 8, Note 22, “Related Party Transactions”). In February 2010 we entered into an agreement with News Corp to acquire the bTV group in Bulgaria (see Part II, Item 8, Note 24, “Subsequent Events”). Closing of the each of the transactions is subject to the receipt of regulatory approvals. However, in the event that these transactions do not close as expected, it would be necessary to continue to fund our channels in Ukraine or develop a revised operating strategy for Bulgaria. This would reduce the amounts that would have become available to fund our other operations and other planned capital expenditures, as well as divert management time from other sectors of our business (see Part II, Item 7, Section VI (d) “Cash Outlook”).

A default on our obligations under the Senior Notes, the Convertible Notes or the Erste Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the 2007 Indenture, 2009 Indenture and  the indenture governing the Convertible Notes (the “2008 Indenture”), we have pledged shares in our two principal subsidiary holding companies, which own substantially all of our interests in our operating companies, including the TV Nova (Czech Republic) group, Pro TV, Markiza and Pro Plus. As security for the Erste Facility, CET 21 has pledged substantially all of its assets and trade receivables and has pledged its ownership interests in its material holding and operating subsidiaries. If we were to default under the terms of any of the 2007 Indenture, the 2008 Indenture, the 2009 Indenture or the Erste Facility, the trustees under the 2007 Indenture, the 2008 Indenture and the 2009 Indenture and the security agent under the Erste Facility would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments.

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

Our business and operations have grown in part through acquisition, including the acquisition of Media Pro Entertainment in December 2009 (see Part II, Item 8, Note 3, “Acquistions and Disposals”). In addition, in February 2010 we entered into an agreement to acquire the bTV group in Bulgaria (see Part II, Item 8, Note 24, “Subsequent Events”). We continue to explore acquisition opportunities, however, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters may reduce the number of potential acquisitions that are available on acceptable terms.

As we succeed in acquiring new businesses, their integration into our existing operations pose significant risks, including:

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

• significant initial cash expenditures to acquire and integrate new businesses; and

• in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under to the indentures governing our Senior Notes.

To manage our growth effectively and achieve pre-acquisition performance objectives, we will need to integrate Media Pro Entertainment and the bTV group, as well as any other new acquisitions into our existing businesses, implement financial and management controls and produce required financial statements in those operations. The integration of new businesses may also be difficult due to differing cultures, languages or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected cash flows and profit margins.

Our programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.

Television programming is one of the most significant components of our operating costs.  The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities and general economic conditions. Furthermore, the costs of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets.  In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as to write down the value of such underperforming programming.  Any increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

The transition to digital broadcasting may require substantial additional investments and the timing of such investments is uncertain.

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting.  Each country has independent plans with its own timeframe and regulatory and investment regime.  The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration on our existing operations or predict the likelihood of our receiving any additional rights or licenses to broadcast for our existing channels or any additional channels if such additional rights or licenses should be required under any relevant regulatory regime.  Furthermore, we may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution and content rights. We may not have access to resources sufficient to make such investments when required.

Our business is vulnerable to significant changes in technology that could adversely affect us.

The television broadcasting industry is affected by rapid innovations in technology.  The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our business. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences.  Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms.  Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems.  In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming.  Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in concluding transactions on less favorable terms than could be obtained in arms-length transactions.

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors (who is a shareholder in CME and in our Romania operations), general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media related companies. For example, following the completion of acquisition of Media Pro Entertainment, Mr. Sarbu continues to own or control entities involved in print media, internet services and news syndication services, among others. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the Senior Notes. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

We may not be able to prevent the management of our operating companies from entering into transactions that are outside their authority and not in the best interests of shareholders.

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors and the Operating Committee. In addition, we typically grant authority to other members of management through delegated authorities. Internal controls may not be able to prevent an employee from acting outside his authority. There is therefore a risk that employees with delegated authorities may act outside their authority and that our operating companies will enter into transactions that are not duly authorized. Unauthorized transactions may not be in the best interests of our shareholders and may create the risk of fraud or the breach of applicable law, which may result in transactions or sanctions that may have an adverse impact on our financial position, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets, in order to conduct our broadcasting business. Our analog broadcasting licenses expire at various times between March 2010 and January 2025. The analog license for NOVA TV (Croatia) expires in March 2010 and the Croatia Media Council is holding a public tender for its renewal. While we expect that the NOVA TV (Croatia) license, as well as our other material licenses and authorizations, will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.

Our revenue generating operations are located in Central and Eastern Europe. These markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of CME before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of our business operations. The loss of a material business would have an adverse impact on our financial position, results of operations and cash flows.

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

Central European Media Enterprises Ltd. is a Bermuda company; substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States.  In addition, several of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States.  As a result, investors may be unable to affect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws.  There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (ii) in original actions brought in such countries, liabilities against us or such persons predicated upon the United States federal and state securities laws.

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

Risks Relating to our Common Stock

The holders of shares of our Class B stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of December 31, 2009, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 68.27% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affilitate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote the 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other CME shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company (see Part II, Item 8, Note 14, “Equity”).

Because of this voting power, Mr. Lauder is in a position to control the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions, including issuances of common stock of the Company that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of Mr. Lauder may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as Mr. Lauder retains voting control.

The price of our Class A common stock is likely to remain volatile.

The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the EU, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Our share price may be adversely affected by future issuances and sales of our shares.

As at February 24, 2010, we have a total of 1.9 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock that were issued in 2005 and in 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Entities controlled by Adrian Sarbu hold 2,200,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock following the acquisition of Media Pro Entertainment (see Part II, Item 8, Note 3, “Acquistions and Disposals”). An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to the shares of Class A common stock (see Part II, Item 8, Note 14, “Equity”).

In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares of Class A common stock underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time through March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. To mitigate the potentially dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into two capped call transactions with respect to a certain number of shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of the calls (see Part II, Item 8, Note 6 “Senior Debt”).

We cannot predict what effect, if any, an issuance of shares of our common stock, including the Class A common stock underlying options or the Convertible Notes and in connection with future financings, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

ITEM 1 B.	UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.	PROPERTIES

We own and lease properties in the countries in which we operate.  These facilities are fully utilized for current operations, are in good condition and are adequately equipped for purposes of conducting broadcasting, content production or such other operations as we require. We believe that suitable additional space is available on acceptable terms in the event of an expansion of our businesses.  The table below provides a brief description of our significant properties.

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, corporate
Amsterdam, Netherlands	Leased office	Corporate Office, corporate
London, United Kingdom	Leased office	Administrative Center, corporate
Sofia, Bulgaria	Leased buildings	Office and studio space, PRO.BG and RING.BG
Zagreb, Croatia	Owned and leased buildings	Office and studio space, NOVA TV (Croatia)
Prague, Czech Republic	Owned and leased buildings	Administrative Centre, corporate Office and studio space, TV NOVA (Czech Republic)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space, PRO TV and Media Pro Entertainment
Bratislava, Slovak Republic	Owned buildings	Office and studio space, TV MARKIZA
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space, POP TV, KANAL A and TV PIKA
Kiev and other key cities within Ukraine	Leased buildings	Office and studio space, STUDIO 1+1 and KINO

For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, VI, “Liquidity and Capital Resources.”

ITEM 3.	LEGAL PROCEEDINGS

General

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.5 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On February 19, 2010, the last reported sales price for shares of Class A common stock was US$ 28.49.

The following table sets forth the high and low sales prices for shares of Class A common ctock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2009
Fourth Quarter	33.73	23.61
Third Quarter	38.08	17.44
Second Quarter	22.00	11.97
First Quarter	22.73	4.86

2008
Fourth Quarter	66.47	9.07
Third Quarter	89.42	61.99
Second Quarter	106.99	86.34
First Quarter	114.17	78.50

At February 19, 2010, there were 164 holders of record (including brokerage firms and other nominees) of shares of Class A common stock and 4 holders of record of shares of Class B common stock. There is no public market for shares of Class B common stock. Each share of Class B common stock has 10 votes.

6,000,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 17, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2009.

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A Common Stock against the total cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2005 and December 31, 2009.

Value of US$ 100 invested at December 31, 2005 as of December 31, 2009:

Central European Media Enterprises Ltd.	$40.78
NASDAQ Composite Index	$96.53
Dow Jones World Broadcasting Index (1)	$102.89

(1) This index includes 57 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2009.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We have derived the consolidated statements of operations  data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and December 31, 2008 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 were derived from consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$713,978	$1,019,934	$838,856	$602,646	$400,978
Operating (loss) / income	(83,180)	(127,797)	210,456	142,971	52,196
Net (loss) / income from continuing operations	(107,545)	(263,694)	110,205	35,794	42,835
Net (loss) / income on discontinued operations	(262)	(3,785)	(4,480)	(7,217)	(513)
Net (loss) / income attributable to CME Ltd.	$(97,157)	$(269,546)	$88,618	$21,626	$42,322

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations – basic	$(1.78)	$(6.28)	$2.25	$0.72	$1.24
Continuing operations – diluted	(1.78)	(6.28)	2.23	0.71	1.21
Discontinued operations – basic	(0.01)	(0.09)	(0.11)	(0.18)	(0.01)
Discontinued operations – diluted	(0.01)	(0.09)	(0.11)	(0.18)	(0.01)
Net (loss) / income attributable to CME Ltd. common shareholders - basic	(1.79)	(6.37)	2.14	0.54	1.22
Net (loss) / income attributable to CME Ltd. common shareholders - diluted	$(1.79)	$(6.37)	$2.12	$0.53	$1.19
Weighted average common shares used in computing per share amounts (000’s)
Basic	54,344	42,328	41,384	40,027	34,664
Diluted	54,344	42,328	41,833	40,600	35,430

CONSOLIDATED BALANCE SHEET DATA:
Cash	$458,529	$107,433	$142,812	$145,902	$71,658
Other current assets	371,276	387,323	392,280	271,763	215,268
Non-current assets	2,042,982	1,911,860	1,803,343	1,401,335	1,101,924
Total assets	$2,872,787	$2,406,616	$2,338,435	$1,819,000	$1,388,850
Current liabilities	349,723	228,673	234,470	184,461	206,961
Non-current liabilities	1,351,224	1,079,498	681,003	572,584	488,099
CME Ltd. Shareholders’ equity	1,177,589	1,095,258	1,399,807	1,035,766	680,553
Noncontrolling interests	(5,749)	3,187	23,155	26,189	13,237
Total liabilities and equity	$2,872,787	$2,406,616	$2,338,435	$1,819,000	$1,388,850

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

Contents

I.	Executive Summary

ll.	General Market Information

Ill.	Analysis of the Results of Consolidated Operations

IV.	Analysis of Segment Results

V.	Condensed Consolidated Balance Sheet

VI.	Liquidity and Capital Resources

VIl.	Critical Accounting Policies and Estimates

Vll.	Related Party Matters

l. Executive Summary

The following analysis includes references to “Core Markets”, which are Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, and to “Core Operations”, which means our operations in those countries. We also refer to “Developing Markets,” which are Bulgaria and Ukraine, and to “Developing Operations”, which means our operations in those countries. On December 9, 2009, we acquired Media Pro Entertainment. Our Media Pro Entertainment segment results are reported separately.

The global financial and economic crisis significantly impacted our results in 2009.  The three most significant developments affecting us were the year-on-year decline in the Gross Domestic Product (“GDP”) in each of our markets, the decline of advertising spending and the significant appreciation of the dollar against the currencies in our markets in 2009 compared to 2008. We believe that our markets have reached the bottom of the cycle and we expect modest recovery to begin in all of our countries towards the end of 2010, with variation among countries in the timing and pace of the recovery. We currently assume that the rate of GDP growth between 2009 and 2010 will be in low single digits across all of our operating countries and that advertising markets will grow at a multiple of the rate of GDP growth.

Continuing Operations

The following table provides a summary of our consolidated results for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31, (US$ 000's)
	2009	2008	Movement

Net revenues	$713,978	$1,019,934	$(305,956)
Operating loss	(83,180)	(127,797)	44,617
Net loss	$(107,807)	$(267,479)	$159,672
Net cash (used in) / generated from continuing operating activities	$(31,806)	$135,555	$(167,361)

Our operating loss for the year ended December 31, 2009 is principally due to the global financial and economic crisis and the recognition of a non-cash impairment charge of US$ 81.8 million in respect of our existing operations in Bulgaria. We recognized a non-cash impairment charge of US$ 336.8 million in respect of our operations in Ukraine and Bulgaria in the year ended December 31, 2008 (see Item 8, Note 4, “Goodwill and Intangible Assets”).

Operating Performance

Commencing January 1, 2009, we describe our operating performance in terms of Consolidated EBITDA, which is equal to the EBITDA for each of our segments less corporate costs (which include non-cash stock-based compensation as shown in Item 8, Note 17, “Stock-based Compensation”). Prior to January 1, 2009, we described our operating performance in terms of Segment EBITDA, which reflects our station operating performance but excludes corporate costs. Comparative numbers reflect this change (EBITDA is defined in Item 8, Note 19, “Segment Data”).

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes.

Demand for advertising fell precipitously in all our markets in 2009. Television advertising spending in our five Core Markets declined by between 14% and 31% in constant currency terms.  But while the total TV advertising market declined, we increased our share in all of our Core Markets by 2% to 7%. These increases in market share did not compensate for the overall decline in the television advertising market or the relative strength of the dollar. Consequently, our reported total Core Market dollar revenues in 2009 declined by 27% compared to 2008, of which 8% was attributable to the appreciation of the dollar against our local currencies.

Our continued focus on operational efficiency and cost reduction, together with the decline in the value of our functional currencies against the dollar, have reduced our costs in dollar terms and diminished the impact of the decline in dollar revenues on our EBITDA.  Nevertheless, EBITDA has declined in each of our Core Operations as lower revenues have substantially outweighed the reduction in costs, with the exception of our Croatia operations, which generated positive EBITDA for the year ended December 31, 2009 for the first time.

As a result of these market conditions, our Core Operations delivered Net Revenues of US$ 675.6 million in 2009, compared to US$ 919.2 million in 2008, a decrease of 27%, and Core Operations’ EBITDA was US$ 160.8 million in 2009, compared to US$ 341.9 million in 2008, a decrease of 53%. In constant currency terms, we have seen a decline in Net Revenues in our Core Operations of 18% and a decline in Consolidated EBITDA of 47%.

Losses in our Developing Operations have contributed significantly to the decline in Consolidated EBITDA. In Ukraine, where the local currency television advertising market fell by an estimated 29% in 2009 compared to 2008, we suffered EBITDA losses of US$ 40.5 million, compared to losses of US$ 34.8 million in 2008. Our operations in Bulgaria generated EBITDA losses of US$ 44.8 million in 2009 compared to US$ 10.2 million in the five months since acquisition in 2008. Approximately US$ 12.7 million of these losses was attributable to accelerated amortization of the cost of acquired programming in accordance with our accounting policies.

Following the sale of our interests in our Ukraine operations and the successful completion of the acquisition of the bTV group, which are both expected to occur during the first half of 2010, we expect our Developing Operations to generate positive EBITDA in 2010.

Our Net Revenues in 2009 were US$ 714.0 million, compared to US$ 1,019.9 million in 2008, a decrease of 30%. We generated Consolidated EBITDA of US$ 74.9 million in 2009, compared to US$ 296.9 million in 2008, a decrease of 75%. In constant currency terms, we have seen declines in Net Revenues and Consolidated EBITDA of 23% and 71%, respectively.

Our net cash used in continuing operations was US$ 31.8 million in 2009, compared to net cash generated from continuing operations of US$ 135.6 million in 2008.

Key Events

Financing and liquidity

•
On May 18, 2009, we issued 14.5 million shares of Class A common stock and 4.5 million shares of Class B common stock to Time Warner Media Holdings B.V., an affiliate of Time Warner for an aggregate offering price, net of fees, of US$ 234.4 million.

•
During the second quarter, we designated our Bulgaria and Ukraine subsidiaries, as well as CME Development Financing B.V., the entity that funds those operations (the “Development Finance Holding Company”), as Unrestricted Subsidiaries (as defined in Item 8, Note 23, “Restricted and Unrestricted Subsidiaries”).

•
During the third quarter, we issued EUR 440.0 million (approximately US$ 633.9 million) 11.625% senior notes due 2016 in two tranches (the “2009 Fixed Rate Notes”) and used the majority of the proceeds to repay existing debt.

•
On December 21, 2009, our wholly owned subsidiary CET 21 entered into a Facility Agreement  for up to CZK 3.0 billion (approximately US$ 163.3 million) with Erste Group Bank A.G. as arranger, of which CZK 2.8 billion (approximately US$ 152.4 million) has been committed and drawn as at February 24, 2010.

Business Development

•
On December 9, 2009, we acquired Media Pro Entertainment from Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors, for consideration of US$ 10.0 million in cash, 2.2 million shares of Class A common stock and warrants to purchase an additional 850,000 shares of Class A common stock.

•
On January 20, 2010, we entered into an agreement with Igor Kolomoisky to sell our interests in our Ukraine operations for aggregate cash consideration of US$ 300.0 million plus the reimbursement of cash operating costs between the signing and closing, estimated to be US$ 19.0 million.

•	On February 18, 2010, we entered into an agreement with News Corporation to purchase the bTV group for cash consideration of US$ 400.0 million.

Management changes

•
On July 27, 2009, Adrian Sarbu was appointed as our President and Chief Executive Officer. Mr Sarbu was previously our President and Chief Operating Officer from December 2008 and Chief Operating Officer from October 2007.

•	On July 1, 2009, Wallace Macmillan resigned as our Chief Financial Officer and has been replaced on an interim basis by Charles Frank, Jr., formerly a member of our Board of Directors.

Future Trends

As a result of the economic recession in 2009, advertising expenditure declined in all of our territories at a faster rate than the decline in GDP. We estimate television advertising spending in our operating territories reset at levels between 14% and 31% lower than 2008. We believe that our markets have reached the bottom of the cycle and we expect modest recovery to begin in all of our countries towards the end of 2010, with variation among countries in the timing and pace of the recovery.

In light of current economic conditions, advertisers remain cautious and reluctant to confirm their commitments beyond the current quarter. We adjusted our sales policy according to the conditions of each of our markets in order to maximize our revenues and market share. Notwithstanding this, we continue to incentivize our clients and support TV advertising spending until our markets recover.

We took decisive action to strengthen our operations during 2009. We increased our prime time audience share and our share of the television advertising market in all Core Markets whilst reducing costs in order to protect profits and conserve liquidity. These steps include staff reductions, pay constraints, the deferral of certain operating expenditures, the deferral or cancellation of capital expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Notwithstanding these cost reductions, our goal continues to be to maintain the high audience shares and the strength of our brands and to increase our audience share in the Developing Markets, as we believe this is essential to the long term value of our operations. We will continue to maintain sufficient investment in programming to protect these strengths.

We currently expect low single-digit GDP growth in 2010 in most or all of our markets, with variation from country to country in the timing and strength of recovery. We expect that advertising and television advertising market spending will outpace GDP growth.  We are confident that we will continue to enjoy a high television advertising market share in our Core Markets and an increasing share in our Developing Markets. We plan to continue to control our costs and anticipate that much of the revenue growth will flow immediately to our bottom line in terms of EBITDA. After 2010, we believe that we will see a return to higher levels of GDP growth and general advertising and television advertising spending growth in our markets. We expect growth rates in our markets will be higher than in Western European or U.S. markets. As a result of increasing revenues and strict cost control over the medium term, we expect to return to the high levels of EBITDA growth that we enjoyed in the years before the current economic crisis hit.

Following our recent acquisition of Media Pro Entertainment, we have redefined CME from a broadcaster to a vertically integrated media company with three operating divisions; Broadcast, New Media and Content (Media Pro Entertainment) and expanded our revenue base to five main sources (advertising, subscription, content distribution, internet and management services).

Broadcast Division

The large audience shares we enjoy in most of our markets are a reflection of the quality and dedication of our employees, the well-timed implementation of our multi-channel strategy and constraints on bandwidth that limited the number of free-to-air broadcasters in our markets.

As our markets mature, we anticipate increased competition for audience share and advertising spending from other terrestrial broadcasters and from cable, satellite and digital terrestrial broadcasters as the coverage of these technologies grows. The advent of digital terrestrial broadcasting and the introduction of alternative distribution platforms for content services (including additional direct-to-home (“DTH”), the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) may lead to audience fragmentation and change the competitive dynamics in our markets in the medium term. We do not expect significant impact on our advertising share due to our multi-channel strategy and our integrated business model.

We believe that our market leadership in our Core Markets and the strength of our existing brands place us in a strong position to face increased competition by continuing with our multi-channel strategy and the distribution of our content on multiple distribution platforms as these new technologies develop.

New Media Division

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We operate a complex internet business in each of our markets, cross promoted and supported by the large audience of our broadcast operations and will continue to launch targeted services in order to achieve leading positions (in terms of unique visitors and page impressions, and video downloads). We intend to continue to develop our new media activities by moving our content online with multiple distribution (video on demand, simulcast with TV, catch-up) and services to attract all types of new media audience in order to generate multiple revenue streams including video advertising and paid premium content.

Content Division (Media Pro Entertainment)

The acquisition of Media Pro Entertainment provides us with a unique opportunity to become a significant player in the content business and beyond. We will integrate the acquired assets with our existing production assets in each country to create a dedicated content division with operations in all our countries, which will also be known as Media Pro Entertainment.

The creation of the Media Pro Entertainment division reflects the increasing importance of locally generated content in our markets. As distribution platforms become more fragmented the importance of controlling high-quality, popular local content becomes more important in safeguarding market share and allowing us to diversify our revenue streams. We also believe that sharing our expertise in production development and management will bring significant benefits. We will seek to leverage the creative talent across Media Pro Entertainment to develop high-quality original formats that can be adapted in multiple countries, to extract more value from our existing library of formats and to pool the expertise of our production professionals in each market.

Operating Media Pro Entertainment across all countries will also enable us to share production resources, equipment and facilities in the most efficient way possible in order to lower the unit cost of production at a time when we are seeing increasing competition for popular content causing high levels of price inflation.

Media Pro Entertainment will also generate additional third party revenues through the sale of production services to independent film-makers and extract additional value from our own library of produced content through the sale of international broadcast rights to third parties outside the countries in which we currently operate. In addition, the distribution and exhibition operations of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in its theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations.  We expect that our cash balances will be adequate to fund the purchase of the bTV group.  Our recent refinancings of our debt and the investment by Time Warner have enhanced our financial position. The anticipated sale of our Ukraine operations to Mr. Kolomoisky will also further strengthen our liquidity. However, further deterioration in the advertising markets or strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves.

During September 2009, we issued EUR 440.0 million 2009 Fixed Rate Notes (approximately US$ 644.9 million at the time of issue). The majority of the proceeds were used to repay the EUR 245.0 million (approximately US$ 352.9 million) principal amount outstanding on the 2005 Fixed Rate Notes and the EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) principal amount outstanding under the EUR 100.0 million (approximately US$ 144.1 million) five year revolving loan agreement  between us and the European Bank for Reconstruction and Development (“EBRD”) dated July 21, 2006 and the EUR 50.0 million (approximately US$ 72.0 million) revolving loan agreement between us and EBRD dated August 22, 2007 (together, the “EBRD Loan”). After the application of proceeds to these repayments, we were left with net cash proceeds of EUR 45.7 million (approximately US$ 66.9 million at the date of the transaction). Although the interest cost associated with the 2009 Fixed Rate Notes is substantially higher than the debt they replace, we have significantly improved the maturity profile of our debt; the earliest maturity date of our senior debt is now in 2013.

On December 21, 2009, CET 21, one of our wholly owned subsidiaries, entered into a Facility Agreement (the “Erste Facility”) for up to CZK 3.0 billion (approximately US$ 163.3 million) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders. No amounts had been drawn at December 31, 2009. As of February 24, 2010 an aggregate amount of CZK 2.8 billion (approximately US$ 152.4 million) had been committed and drawn. The facility matures on April 30, 2012, subject to a potential extension of one year. Drawings under the facility were used to refinance certain existing indebtedness of CET 21 to CSAS and to repay certain intra-group indebtedness of CET 21.

Our scheduled repayments of debt before 2013 consist of local facilities in the Czech Republic of CZK 2.8 billion (approximately US$ 152.4 million) which matures in 2012 (with a possible one year extension) and in Slovenia of EUR 22.5 million (approximately US$ 32.4 million) which is due to be repaid in 2010.  We are in the process of negotiating the refinancing of the Slovenian facility and are also negotiating a new credit facility for our Romania operations to ensure we maintain high levels of liquidity across the group.

We are unable to incur any additional debt at the holding company level or at the Restricted Subsidiaries beyond “baskets” set out in the indentures governing the Senior Notes unless the ratio of our Restricted Subsidiaries’ EBITDA to their Interest Expense (the “Coverage Ratio”, as defined in the indentures) is above 2.0 times and would be on a pro forma basis following such incurrence. Our Coverage Ratio for the restricted subsidiaries was 1.4 times at December 31, 2009. However, the “baskets” in our Senior Note indentures permit the incurrence at either the Restricted Subsidiary or the holding company level, of up to EUR 250.0 million (approximately US$ 360.2 million). We have utilized US$ 119.2 million of this amount for borrowings under our local facilities in the Czech Republic, Slovenia and Romania.  This leaves approximately US$ 241.0 million of additional borrowing capacity available to us at December 31, 2009. Our drawings under the new CZK 3.0 billion Erste Facility have reduced our available capacity to approximately US$ 167.0 million as at February 24, 2010. Irrespective of these restrictions, there are no significant constraints on our ability to refinance existing debt.

CME Strategy

We enjoy very strong positions in our Core Markets based on brand strength, audience leadership, the depth and experience of local management and our expertise in the production of local content. Historically, these strengths have supported price leadership, high margins, and strong cash flows. These strengths have permitted our operations some measure of resilience in the current economic downturn and should provide the opportunity to benefit as and when growth resumes.

Our strategy for the future is based on our strengths: people, brands, audience and market leadership, own content and growing new distribution platforms. We are focused on enhancing the performance of the business over the short and medium term. Our priorities in this regard include:

•
creating a new operating model with three operating divisions - broadcast operations, new media and content (which will be known as Media Pro Entertainment) – to achieve more efficient use of our resources in order to grow faster;

•	capitalizing on our core strengths and diversifying our revenue from advertising to five main sources: advertising, subscription, content distribution, internet and management services;

•	developing and producing content on a larger scale and distributing in our region and beyond in all windows and platforms;

•
assessing opportunities arising from current economic conditions to acquire or operate additional channels and internet operations in our regions in order to expand our offerings, target niche audiences and increase our advertising inventory when financially prudent.

We are prepared to face new challenges and adjust our strategy once we have optimized our structure in being a vertically integrated media company and will be set to become or maintain market leadership.

In the near term, while current difficult economic conditions continue, we will maintain a strong focus on cost control to protect both profitability and liquidity, while protecting our brands and competitive strength.  Building on the increase in our market share, we are poised to respond swiftly and strongly as soon as growth returns.

ll.  General Market Information

Emerging Markets

Our operations are in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. These emerging economies have adopted Western-style democratic forms of government within the last twenty years and have economic structures, political systems, legal systems, systems of corporate governance and business practices that continue to evolve. The lower level of development and experience in these areas within our markets, by comparison with most Western European markets, increases the relative level of our business risk.

One indicator of the rate of development and the relative level of business risk associated with economic development in a particular market is such market’s Coface rating, which is an assessment of the relative risk of payment default in such market taking into account local business, financial and political factors.  The table below indicates the Coface rating for each country in which we operate. For purposes of comparison with other select markets, the United Kingdom, Poland, Greece and Italy were ranked A3 in 2009, Hungary was ranked A4, United States was ranked A2, Turkey was ranked B and Russia was ranked C.

Country	2009 Rating	Details of 2009 Rating	2008 Rating	2007 Rating	2006 Rating
Bulgaria	B	Political and economic uncertainties and an occasionally difficult business environment can affect corporate payment behaviour. Corporate default probability is appreciable.	A4	-	-
Croatia	A4	A somewhat shaky political and economic outlook and a relatively volatile business environment can affect corporate payment behavior. Corporate default probability is still acceptable on average.	A4	A4	A4
Czech Republic	A2	The political and economic situation is good. A basically stable and efficient business environment nonetheless leaves room for improvement. Corporate default is low on average.	A2	A2	A2
Romania	B	Political and economic uncertainties and an occasionally difficult business environment can affect corporate payment behaviour. Corporate default probability is appreciable.	A4	A4	A4
Slovak Republic	A3
Changes in generally good but somewhat volatile political and economic environment can affect corporate payment behavior.  A basically secure business environment can nonetheless give rise to occasional difficulties for companies.  Corporate default probability is quite acceptable on average.
			A3	A3	A3
Slovenia	A2	The political and economic situation is good. A basically stable and efficient business environment nonetheless leaves room for improvement. Corporate default is low on average.	A1	A1	A1
Ukraine	D
A high-risk political and economic situation and an often very difficult business environment can have a very significant impact on corporate payment behaviour. Corporate default probability is very high.
			C	C	C
Source:  Coface USA. In January 2010, Coface downgraded a number of countries because of the credit crisis; Croatia, Czech Republic, Slovakia and Ukraine have been placed on a negative watch.

European Union Accession

The Czech Republic, the Slovak Republic and Slovenia acceded to the EU in May 2004, and Bulgaria and Romania acceded in January 2007.  Croatia is currently in accession negotiations.  Accession to the EU brings certain positive developments.  All countries joining the EU become subject to EU legislation and we believe that the ongoing progress towards EU entry reduces the political and economic risks of operating in the emerging markets of Central and Eastern Europe.  This reduction in political and economic risks may encourage increased foreign investment that will support economic growth.  Accession to the EU may also bring certain negative developments.  The adoption of EU-compliant legislation in connection with accession may result in the introduction of new standards affecting industry and employment, and compliance with such new standards may require increased spending.

Television Advertising Markets

We derive almost all of our revenue from the sale of television advertising, most of which is sold through media houses and independent agencies.  Like other television operators, we experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (July and August) and highest during the fourth quarter of each calendar year.  For the year ended December 31, 2009, 87% of our Net Revenues came from the sale of television advertising.

The per capita GDP in our markets is lower than that of Western markets.  As a result of the lower GDP and weaker domestic consumption, total advertising spending and consequently television advertising spending per capita tends to be lower than in Western markets.  However, as a result of television being commercialized in our markets at the same time as other media, television advertising spending generally accounts for a higher proportion of total advertising spending than in Western markets, where newspapers and magazines and radio were established as advertising media well before the advent of television advertising.

Country	Population (in millions) (1)	Per Capita GDP 2009 (1)	Total Advertising Spending per Capita 2009 (US$) (2)	Total Advertising Spending as a % of GDP 2009 (2)	TV Advertising Spending per Capita (US$) 2009 (2)	TV Advertising Spending as a % of Total Advertising Spending 2009 (2)
Bulgaria	7.5	$6,228	$35.6	0.57%	$18.2	55%

Croatia	4.4	$14,488	$54.4	0.38%	$29.3	54%

Czech Republic	10.5	$18,294	$80.6	0.44%	$34.6	43%

Romania	20.6	$8,155	$20.8	0.26%	$13.2	63%

Slovak Republic	5.4	$16,355	$61.3	0.37%	$30.0	49%

Slovenia	2.0	$25,271	$63.1	0.25%	$39.5	63%

Ukraine	46.1	$2,416	$10.0	0.40%	$5.0	47%
(1)     Source:  Global Insight.
(2)     Source:  Global Insight and CME estimates.

For purposes of comparison, the following table shows the advertising market statistics for certain other Central and Eastern European markets and selected Western markets.

Country	Population (in millions) (1)	Per Capita GDP 2009 (1)	Total Advertising Spending per Capita 2009 (US$) (2)	Total Advertising Spending as a % of GDP 2009 (2)	TV Advertising Spending per Capita (US$) 2009 (2)	TV Advertising Spending as a % of Total Advertising Spending 2009 (2)
Greece	11.2	$29,753	$301.8	1.01%	$87.1	29%

Hungary	10.0	$13,666	$74.8	0.55%	$29.8	40%

Italy	59.9	$35,873	$206.8	0.58%	$109.2	53%

Poland	38.1	$12,240	$69.3	0.57%	$34.1	49%

Russia	140.9	$9,149	$52.8	0.58%	$29.0	55%

Turkey	74.8	$8,331	$24.9	0.30%	$13.0	52%

UK	61.8	$36,079	$300.9	0.83%	$77.8	26%

USA	307.8	$46,300	$470.9	1.02%	$209.6	45%
(1)     Source:  Global Insight.

(2)     Source:  Global Insight and CME estimates.

There is no independent source for reliable information on the size of total television advertising spending per country in our markets.  The following table sets out our estimates of the development of television advertising spending by market (in US$ millions).

Country	2005		2006	2007	2008	2009
Bulgaria (1)		–	-	-	$175 - $ 185	$135 – 145

Croatia	$	$ 115 – $ 125	$120 – $ 130	$140 – $ 150	$155 - $ 165	$125 – 135

Czech Republic (1)		$285 – $ 295	$310 – $ 320	$390 – $ 400	$490 - $ 500	$370 – 380

Romania		$165 – $ 175	$235 – $ 245	$375 – $ 385	$465 - $ 475	$270 – 280

Slovak Republic		$90 – $ 100	$105 – $ 115	$165 – $ 170	$210 - $ 215	$160 – 170

Slovenia		$60 - $ 70	$70 - $ 80	$85 – $ 90	$100 - $ 105	$78 – 82

Ukraine (2)		$220 - $ 230	$310 - $ 320	$470 - $ 480	$450 - $ 460	$205 - 215
Market sizes are quoted at average dollar exchange rates throughout each year.
(1) We acquired our Czech Republic operations in May 2005 and our existing Bulgaria operations in August 2008.
(2) Excludes political advertising and sponsorship.

The following table sets out our estimates of the local functional currency growth of television advertising spending by market.

Country	2005	2006	2007	2008	2009
Bulgaria (1)	-	-	-	6 – 8%	(24-26)%

Croatia	(1 – 3)%	2 - 5%	4 – 7%	0%	(14-16)%

Czech Republic (1)	3 – 5%	0 - 1%	8 – 12%	7 – 9%	(22-24)%

Romania	25 - 35%	30 – 40%	50 - 60%	27 – 29%	(29-31)%

Slovak Republic	8 - 10%	5 - 7%	25 - 30%	6 – 8%	(22-24)%

Slovenia	9 - 11%	9 - 11%	8 - 10%	7 – 9%	(18-20)%

Ukraine (2)	45 - 55%	25 - 35%	25 - 35%	(3 - 5)%	(28-30)%
(1) We acquired our Czech Republic operations in May 2005 and our existing Bulgaria operations in August 2008.
(2) Excludes political advertising and sponsorship.

Television Advertising Sales

Spot and Non-Spot Revenues. For the purposes of our management’s discussion and analysis of financial condition and results of operations, total television and radio advertising revenue net of rebates is referred to as “spot revenues”.  “Non-spot revenues” refers to all other revenues, including those from sponsorship, game shows, program sales, short message service (“SMS”), messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Net Revenues.

Our goal is to increase revenues from advertising in every market through disciplined management of our advertising inventory.  In any given period, revenue increases can be attributable to combinations of price increases, higher inventory sales, seasonal or time-of-day incentives, target-audience delivery of specific campaigns, introductory pricing for new clients or audience movements based on our competitors’ program schedules.

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

III.  Analysis of the Results of Consolidated Operations

OVERVIEW

III (a) Net Revenues for the years ending December 31, 2009, 2008 and 2007:

	NET REVENUES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Croatia	$49,139	$54,651	(10.1)%	(4.4)%	$54,651	$37,193	46.9%	36.1%
Czech Republic	275,883	376,546	(26.7)%	(18.8)%	376,546	279,237	34.8%	15.4%
Romania (Broadcast & Internet)	176,501	274,627	(35.7)%	(22.9)%	274,627	215,402	27.5%	27.5%
Slovak Republic	107,356	132,692	(19.1)%	(16.7)%	132,692	110,539	20.0%	5.3%
Slovenia	66,710	80,697	(17.3)%	(13.3)%	80,697	69,647	15.9%	9.7%
Total Core Operations	$675,589	$919,213	(26.5)%	(18.2)%	$919,213	$712,018	29.1%	17.6%
Bulgaria(3)	3,520	1,263	178.7%	160.0%	1,263	-	-%	-%
Ukraine	32,033	99,458	(67.8)%	(67.8)%	99,458	126,838	(21.6)%	(21.6)%
Total Developing Operations	$35,553	$100,721	(64.7)%	(64.7)%	$100,721	$126,838	(20.6)%	(20.6)%
Romania (Media Pro Entertainment)(4)	5,396	-	-%	-%	-	-	-%	-%
Elimination	(2,560)	-	-%	-%	-	-	-%	-%
Total Net Revenues	$713,978	$1,019,934	(30.0)%	(23.0)%	$1,019,934	$838,856	21.6%	12.3%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) We acquired our Bulgaria operations on August 1, 2008.
(4) We acquired our Romania (Media Pro Entertainment) operations on December 9, 2009.

Our net revenues decreased by US$ 306.0 million in 2009 compared to 2008 primarily as a result of the economic recession in our markets.  Advertising revenue declined in all of our territories, particularly in Ukraine and Romania, at a faster rate than the decline in GDP and local currencies were on average weaker against the dollar compared to 2008.  In 2008 net revenue increased by US$ 181.1 million compared to 2007 with each of our core markets growing (see Item 7, IV, “Analysis of Segment Results”).

III (b) Cost of Revenues for the years ending December 31, 2009, 2008 and 2007

	COST OF REVENUES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Operating Costs	$134,095	$145,210	(7.7)%	0.4%	$145,210	$116,859	24.3%	13.3%
Cost of programming	389,900	438,203	(11.0)%	(3.5)%	438,203	327,230	33.9%	25.7%
Depreciation of station property, plant and equipment	53,651	51,668	3.8%	14.9%	51,668	32,653	58.2%	41.7%
Amortization of broadcast licenses and other intangibles	21,597	35,381	(39.0)%	(33.3)%	35,381	24,970	41.7%	22.9%
Total Cost of Revenues	$599,243	$670,462	(10.6)%	(2.8)%	$670,462	$501,712	33.6%	23.7%
(1)	Actual (“%Act”) reflects the percentage change between two periods.
(2)	Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3)	Number not meaningful.

Cost of revenues decreased by US$ 71.2 million in 2009 compared to 2008, as we responded to the economic recession by reducing costs, and increased by US$ 168.8 million in 2008 compared to 2007.

For a more detailed explanation of movements in our cost of revenues, see Item 7, IV, “Analysis of Segment Results”.

Operating costs:  Operating costs (excluding programming costs, depreciation of station property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 11.1 million, or 7.7% in 2009.  Excluding the impact of movements in foreign exchange rates, total operating costs remained flat, as savings were offset by additional cost relating to DVB-T broadcast fees and the full year impact of costs associated with our Bulgaria operations which we acquired on August 31, 2008.

Operating costs increased by US$ 28.4 million in 2008 compared to 2007.

The movement in operating costs for each of our country operations is discussed in Item 7, IV, “Analysis of Segment Results”.

OPERATING COSTS
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Croatia	$13,140	$12,723	3.3%	10.5%	$12,723	$9,999	27.2%	17.7%
Czech Republic	40,439	41,037	(1.5)%	9.4%	41,037	30,325	35.3%	11.8%
Romania (Broadcast & Internet)	24,582	32,251	(23.8)%	(8.5)%	32,251	23,487	37.3%	37.3%
Slovak Republic	19,496	19,379	0.6%	4.9%	19,379	21,017	(7.8)%	(20.3)%
Slovenia	12,085	14,329	(15.7)%	(11.4)%	14,329	12,185	17.6%	10.2%
Total Core Operations	$109,742	$119,719	(8.3)%	1.7%	$119,719	$97,013	23.4%	10.5%
Bulgaria(3)	6,244	2,289	172.8%	159.0%	2,289	-	-%	-%
Ukraine	17,520	23,202	(24.5)%	(24.5)%	23,202	19,846	16.9%	16.9%
Total Developing Operations	$23,764	$25,491	(6.8)%	(7.2)%	$25,491	$19,846	28.4%	28.4%
Romania (Media Pro Entertainment)(4)	589	-	-%	-%	-	-	-%	-%
Elimination	-	-	-%	-%	-	-	-%	-%
Total Operating Costs	$134,095	$145,210	(7.7)%	0.4%	$145,210	$116,859	24.3%	13.3%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) We acquired our Bulgaria operations on August 1, 2008.
(4) We acquired our Romania (Media Pro Enterainment) operations on December 9, 2009.

Cost of programming:  Production expenses represent the cost of in-house productions as well as locally commissioned programming, such as news, current affairs and game shows.  The cost of broadcasting all other programming is recorded as program amortization.  Our consolidated cost of programming for the years ended December 31, 2009, 2008 and 2007 was as follows:

COST OF PROGRAMMING
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Croatia	$29,809	$39,585	(24.7)%	(19.6)%	$39,585	$32,232	22.8%	13.8%
Czech Republic	85,667	101,356	(15.5)%	(6.3)%	101,356	70,005	44.8%	23.9%
Romania (Broadcast & Internet)	96,839	114,716	(15.6)%	0.7%	114,716	85,288	34.5%	34.5%
Slovak Republic	61,325	52,162	17.6%	22.6%	52,162	37,258	40.0%	21.9%
Slovenia	30,117	32,823	(8.2)%	(3.1)%	32,823	27,988	17.3%	11.0%
Total Core Operations	$303,757	$340,642	(10.8)%	(0.7)%	$340,642	$252,771	34.8%	24.2%
Bulgaria (4)	34,979	6,506	Nm(3)	Nm(3)	6,506	-	-%	-%
Ukraine	48,699	91,055	(46.5)%	(46.5)%	91,055	74,459	22.3%	22.3%
Total Developing Operations	$83,678	$97,561	(14.2)%	(14.7)%	$97,561	$74,459	31.0%	31.0%
Romania (Media Pro Entertainment)(5)	4,692	-	-%	-%	-	-	-%	-%
Elimination	(2,227)	-	-%	-%	-	-	-%	-%
Total Cost of Programming	$389,900	$438,203	(11.0)%	(3.5)%	$438,203	$327,230	33.9%	25.7%
Represented by:
Production Expenses	180,091	194,759	(7.5)%	1.8%	194,759	138,696	40.4%	29.3%
Program Amortization	209,809	243,444	(13.8)%	(7.6)%	243,444	188,534	29.1%	22.9%
Cost of Programming	$389,900	$438,203	(11.0)%	(3.5)%	$438,203	$327,230	33.9%	25.7%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number not meaningful.
(4) We acquired our Bulgaria operations on August 1, 2008.
(5) We acquired Romania (Media Pro Entertainment) on December 9, 2009.

Programming costs (including amortization of acquired programming rights and production costs) decreased by 11.0% in 2009 compared to 2008, of which 7.5% was due to the strengthening of the dollar. On a constant currency basis, programming costs fell by 3.5% as our operations aired a more cost effective schedule than in 2008.

The launch of DOMA in the Slovak Republic and the full year impact of the acquisition of our Bulgaria operations added approximately US$ 30.8 million to our programming costs.

Programming costs (including amortization of programming rights and production costs) increased by US$ 111.0 million, or 33.9%, in, 2008 compared to 2007 due to price inflation.

The amortization of acquired programming for each of our consolidated operations for the years ended December 31, 2009, 2008 and 2007 is set out in the table below.  For comparison, the table also shows the cash paid for acquired programming by each of our operations in the respective periods, which is reflected within net cash generated from continuing operating activities in our consolidated statement of cash flows.

	PROGRAM AMORTIZATION AND CASH PAID FOR ACQUIRED PROGRAMMING
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Program amortization
Croatia	$13,101	$21,229	(38.3)%	(34.3)%	$21,229	$20,784	2.1%	(5.5)%
Czech Republic	42,725	57,580	(25.8)%	(18.4)%	57,580	34,992	64.6%	44.2%
Romania (Broadcast & Internet)	54,498	55,253	(1.4)%	16.8%	55,253	44,673	23.7%	23.7%
Slovak Republic	31,427	20,855	50.7%	58.9%	20,855	16,326	27.7%	12.1%
Slovenia	13,944	13,076	6.6%	10.4%	13,076	10,289	27.1%	20.3%
Total Core Operations	$155,695	$167,993	(7.3)%	2.9%	$167,993	$127,064	32.2%	23.0%
Bulgaria(4)	19,862	2,865	Nm(3)	Nm(3)	2,865	$-	-%	-%
Ukraine	34,535	72,586	(52.4)%	(52.4)%	72,586	61,470	18.1%	18.1%
Total Developing Operations	$54,397	$75,451	(27.9)%	(28.1)%	$75,451	$61,470	22.7%	22.7%
Romania (Media Pro Entertainment) (5)	165	-	-%	-%	-	-	-%	-%
Elimination	(448)	-	-%	-%	-	-	-%	-%
Total Program Amortization	$209,809	$243,444	(13.8)%	(7.6)%	$243,444	$188,534	29.1%	22.9%
Cash paid for acquired programming:
Croatia	$11,950	$24,922	(52.1)%	(45.9)%	$24,922	$22,894	8.9%	42.6%
Czech Republic	40,214	35,638	12.8%	28.5%	35,638	27,343	30.3%	43.8%
Romania (Broadcast & Internet)	78,228	73,223	6.8%	30.1%	73,223	61,271	19.5%	19.5%
Slovak Republic	25,132	23,905	5.1%	8.6%	23,905	18,273	30.8%	13.9%
Slovenia	11,846	11,300	4.8%	10.5%	11,300	9,751	15.9%	16.7%
Total Core Operations	$167,370	$168,988	(1.0)%	13.6%	$168,988	$139,532	21.1%	25.9%
Bulgaria(4)	17,438	10,117	72.4%	57.5%	10,117	-	-%	-%
Ukraine	40,506	48,658	(16.8)%	(16.8)%	48,658	70,487	(31.0)%	(31.0)%
Total Developing Operations	$57,944	$58,775	(1.4)%	(3.0)%	$58,775	$70,487	(16.6)%	(16.6)%
Romania (Media Pro Entertainment)(5)	310	-	-%	-%	-	-	-%	-%
Elimination	-	-	-%	-%	-	-	-%	-%
Total Cash Paid for Acquired Programming	$225,624	$227,763	(0.9)%	8.9%	$227,763	$210,019	8.4%	11.3%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.
(4) We acquired our Bulgaria operations on August 1, 2008.
(5) We acquired our Romania (Media Pro Entertainment) operations on December 9, 2009.

Depreciation of property, plant and equipment:  Depreciation of property, plant and equipment increased by US$ 2.0 million, or 3.8% in 2009, compared to 2008, primarily due to movements in foreign exchange rates, on a constant currency basis, depreciation increased 14.9%, reflecting recent investments in production equipment assets across all of our operations, particularly in Bulgaria and Romania.

Depreciation of property, plant and equipment increased by US$ 19.0 million in 2008 compared to 2007 primarily due to depreciation of newly acquired production assets across each of our operations, particularly in the Czech Republic and Romania.

Amortization of broadcast licenses and other intangibles:  Amortization of broadcast licenses and other intangibles decreased by US$ 13.8 million, or 39.0% in 2009, compared to 2008, of which 5.7% reflects the impact of movements in foreign exchange rates. This decrease was primarily due to a reduction in amortization in our Czech Republic operations following the extension of the expiration date of TV NOVA (Czech Republic)’s terrestrial broadcast license to January 2025.

Amortization of broadcast licenses and other intangibles increased by US$ 10.4 million in 2008 compared to 2007 primarily as a result of the amortization of broadcast licenses and other intangible assets acquired in the 2008 purchases of our Bulgaria operations and the remaining 40.0% interest in our Ukraine (Studio 1+1) operations, as well as the impact of charging a full year of amortization relating to the 2007 acquisitions in Romania and the Slovak Republic.

III (c) Selling, General and Administrative Expenses for the years ending December 31, 2009, 2008 and 2007

	Selling, General and Administrative Expenses
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Croatia	$5,967	$7,758	(23.1)%	(18.0)%	$7,758	$8,844	(12.3)%	(19.2)%
Czech Republic	21,314	25,498	(16.4)%	(7.4)%	25,498	22,411	13.8%	(3.9)%
Romania (Broadcast & Internet)	16,570	15,877	4.4%	24.4%	15,877	13,552	17.2%	17.2%
Slovak Republic	12,655	10,923	15.9%	20.5%	10,923	10,732	1.8%	(10.6)%
Slovenia	6,686	8,132	(17.8)%	(13.7)%	8,132	6,707	21.2%	12.0%
Corporate	39,143	49,676	(21.2)%	(19.1)%	49,676	55,373	(10.3)%	(10.3)%
Total Core Operations	$102,335	$117,864	(13.2)%	(7.2)%	$117,864	$117,619	0.2%	(5.4)%
Bulgaria	7,071	2,653	166.5%	147.3%	2,653	-	-%	-%
Ukraine	6,285	20,000	(68.6)%	(68.6)%	20,000	9,069	120.5%	120.5%
Total Developing Operations	$13,356	$22,653	(41.0)%	(41.6)%	$22,653	$9,069	149.8%	149.8%
Romania (Media Pro Entertainment) (3)	381	-	-%	-%	-	-	-%	-%
Elimination	-	-	-%	-%	-	-	-%	-%
Total Selling, General and Administrative Expenses	$116,072	$140,517	(17.4)%	(12.8)%	$140,517	$126,688	10.9%	5.2%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) We acquired Romania (Media Pro Entertainment) on December 9, 2009.

Selling, general and administrative expenses decreased by US$ 24.4 million in 2009 compared to 2008, primarily due to a reduction in bonuses related to performance and lower marketing and selling costs. Selling, general and administrative expenses increased by US$ 13.8 million in 2008 compared to 2007 (see Item 7, IV, “Analysis of Segment Results”).

Corporate costs decreased by US$ 10.5 million, or 21.2% in 2009, compared to 2008 as the benefits of our ongoing cost reduction measures were seen in all cost categories.  These efficiency gains were partially offset by redundancy costs of US$ 1.6 million and costs of approximately US$ 4.9 million in connection with our acquisition of Media Pro Entertainment and the negotiation of our acquisition of the bTV group in Bulgaria, which prior to January 1, 2009 would have been capitalized as part of our investment (see Item 8, Note 3, “Acquisitions and Disposals”).

Corporate costs for 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our Lehman Brothers bankruptcy claim (see Item 8, Note 21, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”).

Corporate costs include a charge of US$ 6.2 million (2008: US$ 6.1 million; 2007: US$ 5.7 million) in respect of non-cash stock-based compensation. The charge for non-cash stock-based compensation in 2009 and 2008 reflects amortization of progressively higher value stock options issued in 2007 and 2008 (see Item 8, Note 17, “Stock-Based Compensation”).

Corporate costs for 2008 decreased by US$ 5.7 million, or 10.3%, compared to 2007.  A charge of US$ 12.5 million was recorded in 2007 in respect of the estimated cost of settling our Croatia litigation; excluding this charge, corporate operating costs (excluding non-cash stock-based compensation) increased by US$ 6.4 million, reflecting:

•
an increase in travel costs primarily related to the use of a chartered aircraft, and salary and travel costs following the establishment of a centralized planning and development function to manage our initiatives to improve operational efficiencies;

•	a further increase in staff-related costs as a result of redundancy payments following headcount reductions in the fourth quarter; and

•	an increase in business development expenses incurred in evaluating potential investments.

III (d) Impairment charge for the years ending December 31, 2009, 2008 and 2007

	For the Years Ended December 31, (US$ 000’s)
	2009	2008	2007
Bulgaria	$81,843	$64,891	$-
Ukraine	-	271,861	-
Total	$81,843	$336,752	$-

We revised our estimates of future cash flows in our existing Bulgaria operations in the first quarter of 2009 to reflect revised expectations of a heavier contraction in the advertising market in 2009 and a more prolonged downturn. In addition, Bulgaria has been heavily impacted by the global economic crisis, which was reflected in the returns expected by investors to reflect the increased actual and perceived risk of investing in Bulgaria which was higher than their historical norms. We concluded that long-lived assets in the Pro.bg asset group were no longer recoverable and recorded a charge to write them down to their fair value of US$ nil (see Item 8, Note 4, “Goodwill and Intangible Assets”).

In 2008, our stock price had fallen substantially due to the global economic crisis, and as a result, we reviewed our future cash flow forecasts for our operations. In connection with our annual impairment test for our goodwill, indefinite-lived intangible assets and long-lived assets’ carrying values, we recognized total impairment charges with respect to our Ukraine and Bulgaria operations in 2008.

There were no impairment charges in 2007.

III (e) Operating (loss) / income for the years ending December 31, 2009, 2008 and 2007

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)
Operating (loss) / income	$(83,180)	$(127,797)	(34.9)%	(49.9)%	$(127,797)	$210,456	(160.7)%	(179.8)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Operating loss decreased by US$ 44.6 million in 2009 compared to 2008 primarily due to a reduction in impairment charges. Excluding the impact of these charges, our operating income decreased by US$ 210.3 million predominantly due to the global economic crisis and the effect on the television advertising spend in our markets.  Operating margin was (11.7)%, compared to (12.5)% for 2008.

Due to the impairment charge recorded in 2008 (see Item 8, Note 4, “Goodwill and Intangible Assets”), we recognized an operating loss of US$ 127.8 million in 2008 compared to operating income of US$ 210.5 million in 2007, a decrease of US$ 338.3 million; excluding the impact of the impairment losses, operating income decreased by US$ 1.5 million.  Operating margin was (12.5)% in 2008 compared to 25% in 2007.

III (f) Other income (expense) items for the years ending December 31, 2009, 2008 and 2007

	For the Years Ended December 31, (US$ 000’s)
	2009	2008	% Act(1)	2008	2007	% Act(1)
Interest income	$2,916	$10,006	(70.9)%	$10,006	$5,728	74.7%
Interest expense	(115,771)	(82,481)	(40.4)%	(82,481)	(54,936)	(50.1)%
Foreign currency exchange loss, net	82,461	(37,877)	Nm(2)	(37,877)	(34,409)	10.1%
Change in fair value of derivatives	1,315	6,360	(79.3)%	6,360	(3,703)	271.8%
Other income	1,521	2,620	(41.9)%	2,620	7,891	(66.8)%
Benefit / (Provision) for income taxes	3,193	(34,525)	109.2%	(34,525)	(20,822)	(65.8)%
Discontinued operations, net of tax	(262)	(3,785)	93.1%	(3,785)	(4,480)	15.5%
Noncontrolling interest in loss / (income) of consolidated subsidiaries	10,650	(2,067)	Nm(2)	(2,067)	(17,107)	87.9%
Currency translation adjustment, net	(106,604)	(88,609)	(20.3)%	(88,609)	158,825	(155.8)%
Obligation to purchase shares	$-	$488	Nm(2)	$488	$(488)	Nm(2)
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Number is not meaningful.

Interest income decreased by US$ 7.1 million in 2009 compared to 2008 primarily as a result of the reduction in interest rates.

Interest income increased by US$ 4.3 million in 2008 compared to 2007 primarily as a result of our maintaining higher average cash balances during 2008.

Interest expense increased by US$ 33.3 million in 2009 compared to 2008.  The increase is related to interest and amortization of the related debt issuance discount on our Convertible Notes issued on March 10, 2008 as well as movements in foreign exchange rates, an increase in our average borrowings, albeit at lower interest rates, and a loss of US$ 14.5 million of which US$ 5.1 million relates to accelerated amortization costs on the extinguishment of our EBRD Loan and the repayment of the 2005 Fixed Rate Notes.

Interest expense increased by US$ 27.5 million in 2008 compared to 2007 primarily as a result of interest paid and amortization of the related debt issuance discount on our Convertible Notes issued in March 2008.

Foreign currency loss, net:  During 2009, we recognized a net gain of US$ 82.5 million comprising: transaction gains of US$ 116.7 million on the revaluation of intercompany loans; transaction losses of approximately US$ 17.0 million on the Senior Notes and the 2005 Fixed Rate Notes before they were redeemed and US$ 22.4 million on the EBRD Loan due to the strengthening of the Euro between December 31, 2008 and the date of repayment; and transaction gains of US$ 5.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

In 2008, we recognized a net loss of US$ 37.9 million comprising: transaction losses of US$ 40.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary; a transaction gain of approximately US$ 31.8 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2007 and December 31, 2008; and US$ 29.5 million of transaction losses relating to the revaluation of intercompany loans.

In 2007, we recognized a net loss of US$ 34.4 million primarily as a result of the strengthening of the Euro against the dollar over that period.  We incurred a transaction loss of approximately US$ 59.6 million on the Senior Notes and the 2005 Fixed Rate Notes before they were redeemed due to the strengthening of the Euro against the dollar, which was partly offset by gains on the revaluation of monetary assets and liabilities and intercompany loans of US$ 25.2 million.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 95.1 million within currency translation adjustment on the revaluation of such loan in the period from January 1, 2009 to February 19, 2009 compared to a loss of US$ 38.7 million in the year ended December 31, 2008 and a gain of US$ 79.2 million in the year ended December 31, 2007.

Change in fair value of derivatives: In 2009 we recognized a gain of US$ 1.3 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006 (see Item 8, Note 13, “Financial Instruments and Fair Value Measurements”) compared to income of US$ 6.4 million in 2008 and losses of US$ 3.7 million in 2007.

Other income: We recognized other income of US$ 1.5 million in 2009, US$ 2.6 million in 2008, and US$ 7.9 million in 2007 which largely relates to the unwinding of onerous contract liabilities and the release of provisions against certain historic tax contingencies within our Romania operations.

Provision for income taxes: We recognized a tax benefit of US$ 3.2 million in 2009 compared to provisions of US$ 34.5 million and US$ 20.8 million in 2008 and 2007, respectively.  The reduction in our provision for income taxes reflects our reduced profitability.  Our stations pay income taxes at rates ranging from 10% in Bulgaria to 25% in Ukraine.

We incurred a tax charge in 2008 despite reporting a loss before income taxes due to the fact that there was no tax benefit attributable to the impairment change in respect of goodwill booked in the year.

In 2007 the tax charge benefited from a deferred tax credit of US$ 9.1 million arising from the enactment of lower tax rates for future years in the Czech Republic.

For further information on taxes see Item 8, Note 15, “Income Taxes”.

Discontinued operations, net:  In the fourth quarter of 2008 we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel, which was completed in February 2009.  The results of the CITI channel have therefore been treated as discontinued operations for each year presented. For additional information, see Item 8, Note 20, “Discontinued Operations”.

Noncontrolling interest in income of consolidated subsidiaries:  We adopted FAS 160 (ASC 810) from January 1, 2009 and recognized noncontrolling interest in the loss of consolidated subsidiaries of US$ 10.7 million in 2009 compared to an interest in the income of US$ 2.1 million in 2008 and US$ 17.1 million in 2007.  The results in 2009 reflected the losses of our Bulgaria operations which we acquired on August 1, 2008. The results in 2008 reflect the results of the purchase of increased stakes in our operations in Ukraine and the results in 2007 reflect our increased stakes in our Romania and Slovak Republic operations.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment on the balance sheet.

In 2009, we recognized a loss of US$ 106.6 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 88.6 million for 2008 and a gain of US$ 158.8 million for 2007.

The dollar depreciated against the functional currencies of most of our operations during 2009 with the exception of New Romanian Lei and Ukraine Hryvna, particularly during the first quarter of 2009. The dollar appreciated against the functional currencies of all of our operations during 2008 whereas it had generally experienced a decline in value against most of our operating currencies in 2007. The net loss on translation for 2009 included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  This compares to a loss of US$ 38.7 million for 2008 and a gain of US$ 79.2 million for 2007.  Since February 19, 2009, any exchange difference arising on the revaluation of this intercompany loan has been recognized in the income statement as this loan was no longer considered to be long term in nature.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and December 31 in 2009, 2008 and 2007, respectively:

	For the years ended December 31,
	2009	2008	2007

Bulgarian Lev (1)	(3)%	-%	-%
Croatian Kuna	(2)%	5%	(11)%
Czech Koruna	(5)%	7%	(13)%
Euro	(3)%	6%	(11)%
New Romanian Lei	4%	15%	(4)%
Ukraine Hryvna (2)	5%	-%	-%

(1)  We acquired our Bulgaria operations on August 1, 2008.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009.  We therefore do not show the movement of the dollar against the Hryvna for 2008 or 2007.

IV. Analysis of Segment Results

OVERVIEW

We manage our business on a geographic basis and review the performance of each segment using data that reflects 100% of operating and license company results.  We also consider how much of our total revenues and earnings are derived from our broadcast and internet operations. Our segments are Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia, Ukraine and Romania (Media Pro Entertainment).

Following the Media Pro Entertainment acquisition and the implementation of our strategy to become a vertically integrated media company, from January 1, 2010, we will manage our business based on three operating divisions: Content (largely comprising Media Pro Entertainment) and Broadcast and  New Media.

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

EBITDA is determined as net income/loss, which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in EBITDA, include:

•	foreign currency exchange gains and losses;

•	change in the fair value of derivatives; and

•	certain unusual or infrequent items (e.g., impairments of assets or investments)

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

For a full reconciliation of our Net Revenues and EBITDA to our consolidated results for the years ended December 31, 2009, 2008 and 2007 see Item 8, Note 19, “Segment Data”.

A summary of our total Net Revenues, EBITDA and EBITDA margin is as follows:

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(7)	% Lfl(8)	2008	2007	% Act(7)	% Lfl(8)
Net Revenues
Croatia (NOVA TV)	$49,139	$54,651	(10.1)%	(4.4)%	$54,651	$37,193	46.9%	36.1%
Czech Republic (TV NOVA, NOVA CINEMA, NOVA SPORT and MTV CZECH) (1)	275,883	376,546	(26.7)%	(18.8)%	376,546	279,237	34.8%	15.4%
Romania (2)	176,501	274,627	(35.7)%	(22.9)%	274,627	215,402	27.5%	27.5%
Slovak Republic (TV MARKIZA and DOMA) (3)	107,356	132,692	(19.1)%	(16.7)%	132,692	110,539	20.0%	5.3%
Slovenia (POP TV, KANAL A and TV PIKA)	66,710	80,697	(17.3)%	(13.3)%	80,697	69,647	15.9%	9.7%
Total Core Operations	$675,589	$919,213	(26.5)%	(18.2)%	$919,213	$712,018	29.1%	17.6%
Bulgaria (PRO.BG and RING.BG) (4)	3,520	1,263	178.7%	160.0%	1,263	-	-%	-%
Ukraine (STUDIO 1+1, KINO) (5)	32,033	99,458	(67.8)%	(67.8)%	99,458	126,838	(21.6)%	(21.6)%
Total Developing Operations	$35,553	$100,721	(64.7)%	(64.7)%	$100,721	126,838	(20.6)%	(20.6)%
Romania (Media Pro Entertainment) (6)	5,396	-	-%	-%	-	-	-%	-%
Elimination	(2,560)	-	-%	-%	-	-	-%	-%
Total Net Revenues	$713,978	$1,019,934	(30.0)%	(23.0)%	$1,019,934	$838,856	21.6%	12.3%
Represented by:
Broadcast operations	$701,024	$1,010,403	(30.6)%	(23.6)%	$1,010,403	$835,232	21.0%	11.7%
Internet operations	10,118	9,531	6.2%	14.8%	9,531	3,624	163.0%	146.4%
Content operations	5,396	-	-%	-%	-	-	-%	-%
Elimination	(2,560)	-	-%	-%	-	-	-%	-%
Total Net Revenues	$713,978	$1,019,934	(30.0)%	(23.0)%	$1,019,934	$838,856	21.6%	12.3%
(1) We launched MTV CZECH in November 2009.
(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV Romania.
(3) We launched DOMA on August 31, 2009.
(4) We acquired our Bulgaria operations on August 1, 2008.
(5) From January 1, 2009 the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and are no longer reported as a separate segment.
(6) We acquired Media Pro Entertainment on December 9, 2009.
(7)  Actual (“%Act”) reflects the percentage change between two periods.
(8)  Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	SEGMENT FINANCIAL INFORMATION
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(8)	% Lfl(9)	2008	2007	% Act(8)	% Lfl(9)
EBITDA
Croatia (NOVA TV)	$223	$(5,415)	104.1%	104.6%	$(5,415)	$(13,882)	61.0%	64.1%
Czech Republic (TV NOVA, NOVA CINEMA NOVA SPORT and MTV CZECH) (1)	128,463	208,655	(38.4)%	(31.9)%	208,655	156,496	33.3%	15.0%
Romania (2)	38,510	111,783	(65.5)%	(58.4)%	111,783	93,075	20.1%	20.1%
Slovak Republic (TV MARKIZA and DOMA) (3)	13,880	50,228	(72.4)%	(72.1)%	50,228	41,532	20.9%	7.6%
Slovenia (POP TV, KANAL A and TV PIKA)	17,822	25,413	(29.9)%	(27.2)%	25,413	22,767	11.6%	7.1%
Corporate	(38,151)	(48,787)	21.8%	19.7%	(48,787)	(54,531)	10.5%	10.5%
Total Core Operations	$160,747	$341,877	(53.0)%	(46.9)%	$341,877	$245,457	39.3%	24.2%
Bulgaria (PRO.BG and RING.BG) (4)	(44,774)	$(10,185)	Nm(5)	Nm(5)	$(10,185)	$-	-%	-%
Ukraine (STUDIO 1+1, KINO) (5)	(40,471)	(34,799)	(16.3)%	(16.3)%	(34,799)	23,464	(248.3)%	(248.3)%
Total Developing Operations	$(85,245)	$(44,984)	(89.5)%	(86.4)%	$(44,984)	$23,464	(291.7)%	(291.7)%
Romania (Media Pro Entertainment) (6)	(266)	-	-%	-%	-	-	-%	-%
Elimination	(333)	-	-%	-%	-	-	-%	-%
Consolidated EBITDA	$74,903	$296,893	(74.8)%	(70.9)%	$296,893	$268,921	10.4%	(0.6)%
Represented by:
Broadcast operations	$123,424	$354,388	(65.2)%	(60.5)%	$354,388	$327,330	8.3%	(0.9)%
Internet operations	(9,771)	(8,708)	(12.2)%	(21.3)%	(8,708)	(3,878)	(124.5)%	(110.8)%
Content operations	(266)	-	-%	-%	-	-	-%	-%
Corporate	(38,151)	(48,787)	21.8%	19.7%	(48,787)	(54,531)	10.5%	10.5%
Elimination	(333)	-	-%	-%	-	-	-%	-%
Consolidated EBITDA	$74,903	$296,893	(74.8)%	(70.9)%	$296,893	$268,921	10.4%	(0.6)%
EBITDA Margin (7)	10%	29%	(19)%	(18)%	29%	32%	(3)%	(4)%
(1) We launched MTV CZECH in November 2009.
(2) Romania channels are PRO TV, PRO CINEMA, ACASA, PRO TV INTERNATIONAL, SPORT.RO and MTV Romania.
(3) We launched DOMA on August 31, 2009.
(4) We acquired our Bulgaria operations on August 1, 2008.
(5) From January 1, 2009 the operations of our KINO channel were combined with those of our STUDIO 1+1 channel and are no longer reported as a separate segment.
(6) We acquired Media Pro Entertainment on December 9, 2009.
(7)  We define EBITDA margin as the ratio of EBITDA to Net Revenue.
(8) Actual (“%Act”) reflects the percentage change between two periods.
(9) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Historically it has been our experience that the EBITDA we generate in each of our segments, which correspond to the countries in which we operate plus our newly-acquired Media Pro Entertainment operations, is the result of the interaction of a number of different factors. While the relative significance of these factors fluctuates both from segment to segment and period to period, we believe that the critical factors involved, which we discuss below, remain constant.

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

Generally we contract with clients to provide an agreed number of GRPs for an agreed price (“cost per point”). Much more rarely we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers.  The price per GRP package varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requirements for special positioning of the advertisement, the demographic group that the advertisement is targeting (in a multi-channel environment) and other factors. Our larger advertising customers generally enter into annual contracts which usually run from April to March and set the pricing for a committed volume of GRPs, although this was not our experience in 2009. Generally, demand for broadcast advertising is highest in the fourth quarter of the year in the run-up to Christmas and lowest in the third quarter of the year during the summer holiday period.

“Non-spot revenues” refers to all other revenues, including those from content production, sponsorship, game shows, program sales, short message service (“SMS”) messaging, cable subscriptions and barter transactions.  The total of spot revenues and non-spot revenues is equal to Net Revenues.

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

ANALYSIS BY GEOGRAPHIC SEGMENT

(A) BULGARIA

On February 18, 2010, we entered into an agreement with News Corporation to purchase the bTV group for cash consideration of US$ 400.0 million. (See Item 8, Note 24, “Subsequent Events”).

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by between 24% and 26% during 2009.  Economic projections for Bulgaria in the first half of 2010 remain poor, resulting in uncertainty among advertisers but we currently expect single digit growth to occur in the second half of 2010.

Audience Share and Ratings Performance

For sales purposes, PRO.BG’s and RING.BG’s target audience demographic is 18-49 Urban. All audience data shown below is based on the target demographic of PRO.BG and RING.BG.

	For the year ended December 31, 2009	For the five months from acquisition to December 31, 2008
All day audience share	3.3%	2.0%
All day ratings	0.4%	0.2%
Prime time audience share	3.3%	1.7%
Prime time ratings	0.9%	0.5%

The leading broadcasters are the privately owned broadcasters bTV and NOVA TV and the public broadcaster BNT. In 2009, bTV had an all day audience share of 33.0%, NOVA TV had an all day audience share of 23.0% and BNT had an all day audience share of 8.9%.  In terms of its audience share, PRO.BG currently is comparable to the larger cable or satellite channels in the Bulgarian market: DIEMA + and DIEMA 2, with  all day audience shares of 2.8% and 1.3%, respectively, FOX LIFE with 2.4% and TV7 with 1.2%.

Prime time audience share for the year ended December 31, 2009 was 38.5 % for bTV, 24.8% for NOVA TV and 10.2% for BNT.  Prime time audience shares for the year ended December 31, 2009 for DIEMA +, DIEMA 2, FOX LIFE and TV7 were 2.4%, 0.9%, 1.2% and 1.1%, respectively.

We acquired PRO.BG and RING.BG on August 1, 2008.  Since acquiring our existing Bulgaria operations, we have continued to focus on establishing the necessary infrastructure and resources for the development of the operations, drawing on support from Romania and other markets while we build the new local management team. We continue to enhance our management team and have delivered three in-house productions including ‘Wife Swap’, ‘Beat the Blondes’ and the access show ‘That’s right’.  We have consolidated our operations to one location, which has three fully operational studios.

Monetization of audience share

The year ended December 31, 2009 compared to the period of acquisition from August 1, 2008 to December 31, 2008

	BULGARIA FINANCIAL INFORMATION
	(US$ 000's)
			Movement
	For the year ended December 31, 2009	For the period of acquisition from August 1, 2008 to December 31, 2008(1)	% Act(2)	% Lfl(3)

Spot revenues	$1,872	$666	181.1%	158.9%
Non-spot revenues	1,648	597	176.0%	161.2%
Net Revenues	$3,520	$1,263	178.7%	160.0%

Represented by
Broadcast operations	$3,517	$1,261	178.9%	160.1%
Internet operations	3	2	50.0%	50.0%
Content operations	-	-	-%	-%
Net Revenues	$3,520	$1,263	178.7%	160.0%
(1)  We acquired our Bulgaria operations on August 1, 2008.
(2) Actual (“%Act”) reflects the percentage change between two periods.
(3) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot and Non spot revenues for the year ended December 31, 2009 continued to increase from 2008, however, they remain low in absolute terms.

EBITDA Performance

	BULGARIA FINANCIAL INFORMATION
	(US$ 000's)
			Movement
	For the year ended December 31, 2009	For the period from August 1, 2008 to December 31, 2008(1)	% Act(2)	% Lfl3)

EBITDA	$(44,774)	$(10,185)	Nm(4)	Nm(4)

Represented by
Broadcast operations	$(44,303)	$(10,182)	Nm(4)	Nm(4)
Internet operations	(471)	(3)	Nm(4)	Nm(4)
Content operations	-	-	-%	-%
EBITDA	$(44,774)	$(10,185)	Nm(4)	Nm(4)

EBITDA Margin	Nm(4)	Nm(4)	Nm(4)	Nm(4)
(1)  We acquired our Bulgaria operations on August 1, 2008.
(2) Actual (“%Act”) reflects the percentage change between two periods.
(3) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(4) Number is not meaningful.

EBITDA losses were US$ 44.8 million for the year ended December 31, 2009. In July 2009, we relaunched our channels and accordingly incurred significant costs in the areas of programming and marketing.  We incurred programming costs of US$ 35.0 million in the year ended December 31, 2009, of which US$ 12.7 million relates to accelerated amortization of acquired programming that is scheduled to be broadcast where the net realizable value of the programming is less than its carrying value because the channel is not expected to generate sufficient revenue to recover the cost of the programming. We incurred other operating costs of US$ 6.2 million and selling, general and administrative costs of US$ 7.1 million in 2009.

EBITDA losses for the period from acquisition to December 31, 2008 were US$ 10.2 million. We incurred programming costs of US$ 6.5 million, which included a writedown of programming of US$ 0.5 million, other operating costs of US$ 2.3 million and selling, general and administrative costs of US$ 2.7 million.

(B) CROATIA

Macro economic environment and local advertising markets

We estimate that the television advertising market in Croatia declined by between 14% and 16% during 2009.  We anticipate that our clients will remain cautious in the first half of 2010 and we only expect modest recovery in the television advertising market in the second half with an estimated growth of approximately 2% for 2010.

The exchange rate between the dollar and the Croatian kuna, the functional currency of our Croatia operations, varies considerably from period to period. The average exchange rate of the dollar to the Croatian kuna in 2009 appreciated by 6% compared to 2008.

Audience Share and Ratings

For advertising sales purposes, the NOVA TV (Croatia) target audience is the 18-49 demographic and all audience data in this section is shown on this basis.

	For the Years Ended December 31,
	2009	2008	Movement	2008	2007	Movement
All day audience share	22.8%	22.5%	0.3%	22.5%	18.7%	3.7%
All day ratings	3.7%	3.4%	0.3%	3.4%	3.0%	0.4%
Prime time audience share	27.4%	25.3%	2.1%	25.3%	19.7%	5.6%
Prime time ratings	9.9%	8.8%	1.1%	8.8%	7.2%	1.6%

NOVA TV (Croatia), whose average prime time audience share increased from 25.3% in 2008 to 27.4% in 2009, was ranked as the market leader in 2009. The prime time audience share of NOVA TV (Croatia) for the year ended December 31, 2009 increased compared to the same period of 2008 despite the implementation of a low cost programming schedule and the impact of the Croatian national team reaching the final of the World Handball Championships in 2009, which was broadcast by a competitor channel.

The second season of the reality show ‘The Farm’ was launched in March 2009, achieving an average audience share of 34.7% in September 2009,  we launched our entertainment show ‘Supertalent’ (‘Got Talent’) and our locally produced drama series ‘Najbolje Godine’ (‘The Best Years’), achieving average audience shares of 46.1% and 35.4%, respectively.  Our main evening news program continues to perform well and increased its audience share to approximately 33.3% from 29.1% in 2009, providing an anchor for the rest of our prime time schedule.

Our major competitors are the privately owned broadcaster RTL, with an all day audience share for the year ended December 31, 2009 of 26.2%, and two channels of the public broadcaster, HTV1 and HTV2, with all day audience shares for the year ended December 31, 2009 of 23.6% and 12.8%, respectively.

During the three months ended December 31, 2009, the prime time audience share of NOVA TV (Croatia) increased from 23.9% to 30.2%. The prime time audience share of HTV2 increased from 13.1% to 13.3% over the same period, while those of RTL and HTV1 decreased from 28.8% to 25.0% and from 24.5% to 20.5%, respectively.

Prime time ratings for NOVA TV (Croatia) increased from 8.8.% in 2008 to 9.9% in 2009, while the total prime time ratings for the Croatian market increased from 34.8% in 2008 to 36.0% in 2009.

The number of daily unique users to our internet sites continued to increase by 32.3% from 0.2 million in the year ended December 31, 2008 to 0.3 million in year ended December 31, 2009.

The number of daily page impressions to our internet sites continued to increase by 24.5% from 1.0 million in 2008 to 1.2 million in the year ended December 31, 2009.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$41,980	$45,946	(8.6)%	(3.0)%	$45,946	$29,675	54.8%	44.3%
Non-spot revenues	7,159	8,705	(17.8)%	(11.9)%	8,705	7,518	15.8%	4.9%
Net Revenues	$49,139	$54,651	(10.1)%	(4.4)%	$54,651	$37,193	46.9%	36.1%

Represented by
Broadcast operations	$48,543	$54,083	(10.2)%	(4.6)%	$54,083	$36,901	46.6%	35.7%
Internet operations	596	568	4.9%	12.5%	568	292	94.5%	94.5%
Content operations	-	-	-%	-%	-	-	-%	-%
Net Revenues	$49,139	$54,651	(10.1)%	(4.4)%	$54,651	$37,193	46.9%	36.1%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues decreased in 2009 compared to 2008, in part as a result of the strengthening of the dollar against the Croatian Kuna, the currency in which our sales are denominated, but also due to lower pricing in response to weaker demand from advertisers, which more than offset an increase in the volume of GRPs sold.

Non-spot revenues decreased in 2009 compared to 2008 primarily as a result of lower telephone-based services revenues following changes to our schedule.

Although we experienced signs of increased demand for advertising in the pharmaceuticals sector, the food and cosmetics sectors remain flat while the beverages and financial sectors remain in decline.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$223	$(5,415)	104.1%	104.6%	$(5,415)	$(13,882)	61.0%	64.1%

Represented by
Broadcast operations	$1,588	$(3,503)	145.3%	152.7%	$(3,503)	$(13,814)	74.6%	76.6%
Internet operations	(1,365)	(1,912)	28.6%	25.0%	(1,912)	(68)	Nm(3)	Nm(3)
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$223	$(5,415)	104.1%	104.6%	$(5,415)	$(13,882)	61.0%	64.1%

EBITDA Margin	0%	(10)%	(10)%	(9)%	(10)%	(37)%	27%	28%

(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Despite the decreases in revenues described above, our Croatia operations achieved positive EBITDA for the first time in the year ended December 31, 2009. The EBITDA performance in 2009 is primarily a result of a net cost decrease resulting from:

•
a 20% decrease in the cost of programming compared to 2008, following a cost optimization program reflecting savings in both foreign and local program syndication,  partially offset by costs relating to the production of ‘In Magazin’, a locally produced daily magazine show;

•	an 11% increase in other operating costs compared to 2008 due to higher staff-related costs due to higher headcount; and

•	an 18% decrease in selling, general and administrative expenses compared to 2008, primarily due to lower marketing expenses.

(C) CZECH REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market in the Czech Republic declined by approximately 22% to 24% during 2009.  We currently expect single digit GDP growth in 2010 for the Czech Republic and anticipate a modest recovery in the second half of 2010 with anticipated growth in the finance, pharmaceutical and fast moving consumer goods (“FMCG”) sectors.

The exchange rate between the dollar and the Czech koruna, the functional currency of our Czech Republic operations, varies considerably from year to year. The average exchange rate of the dollar to the Czech koruna in 2009 appreciated by 11% compared to 2008.

Audience Share and Ratings Performance

For advertising sales purposes, the TV NOVA (Czech Republic) target audience is the 15-54 demographic and all audience data for our Czech operations in this section is shown on this basis.

	For the Years Ended December 31,
	2009	2008	Movement	2008	2007	Movement
All day audience share	43.7%	42.0%	1.7%	42.0%	43.0%	(1.0)%
All day ratings	4.8%	4.8%	0.0%	4.8%	4.8%	0.0%
Prime time audience share	48.9%	46.3%	2.6%	46.3%	46.8%	(0.5)%
Prime time ratings	14.2%	13.6%	0.6%	13.6%	14.1%	(0.5)%

Our Czech Republic operations maintained their clear leadership position in the market with an average prime time share in their target group of 48.9% in 2009.  This was achieved despite the introduction of a more cost efficient spring and fall schedule. In addition to our already successful series ‘Ulice’ (‘The street’) and ‘Ordinace v ruzove zahrade’ (‘Rose Garden Medical’), this schedule included a rerun of the popular Czech sitcom ’Comeback’ and the first season of the reality show ‘Czech-Slovak Superstar’, which achieved an audience share of 53.8%.  TV NOVA (Czech Republic)’s main news program performed extraordinarily well with an average prime time audience share for the year of 66.4%.

NOVA CINEMA increased its coverage in its 4+ audience to 70.7% from 40.0% since it began broadcasting in Digital Video Broadcasting-Terrestrial (“DVB-T”) on December 15, 2008 and we began to monetize its ratings in 2009.

MTV CZECH is a new cable and satellite channel targeting the youth niche segment and was launched in November 2009.

Our main competitors are the two channels operated by the public broadcaster, CT1 and CT2, with all day audience shares for 2009 of 15.7% and 5.1%, respectively, and privately owned broadcaster TV Prima, with an all day audience share of 16.4%.

Prime time audience share for CT1 decreased from 18.2% in 2008 to 16.7% in 2009, while the audience shares of CT2 and TV Prima decreased from 5.6% to 4.5% and from 17.1% to 16.0%, respectively.

Prime time ratings for our Czech Republic operations were 14.2% in 2009 compared to 13.6% in 2008, while total prime time ratings in the Czech Republic declined from 29.5% in 2008 to 29.1% in 2009.

During the three months ended December 31, 2009, the prime time audience share of TV NOVA (Czech Republic) was 49.2% compared to 47.0% for the same period in 2008. The prime time audience share of TV Prima decreased from 16.8% to 14.7%, while the prime time audience shares of CT1 and CT2 decreased from 18.3% to 15.3% and from 4.2% to 3.3%, respectively over the same period.

The number of average unique daily users to our internet sites remained flat growing only by 0.9% for the year ended December 31, 2009 compared to the same period in 2008.  This is due to a 34.1% decline on our community website BLOG.CZ in the year ended December 31, 2009 compared to 2008.  However we did experience growth on our corporate website NOVA.CZ and it is successful free video-on-demand capability and following the broadcast of the reality show ‘Czech-Slovak Superstar’.  In the fourth quarter of 2009, this portal was the biggest video portal in the market in terms of total minutes of video streaming, with the closest direct competitor being STREAM.CZ which is a part of the home page of local leading portal Seznam.cz.

The number of daily page impressions to our internet sites decreased by 17.8% from 5.6 million in the year ended December 31, 2008 to 4.6 million in the year ended December 31, 2009.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$242,354	$345,077	(29.8)%	(22.2)%	$345,077	$254,545	35.6%	16.1%
Non-spot revenues	33,529	31,469	6.5%	17.7%	31,469	24,692	27.4%	8.2%
Net Revenues	$275,883	$376,546	(26.7)%	(18.8)%	$376,546	$279,237	34.8%	15.4%

Represented by
Broadcast operations	$271,733	$374,100	(27.4)%	(19.5)%	$374,100	$278,785	34.2%	14.8%
Internet operations	4,150	2,446	69.7%	79.2%	2,446	452	Nm(3)	Nm(3)
Content operations	-	-	-%	-%	-	-	-%	-%
Net Revenues	$275,883	$376,546	(26.7)%	(18.8)%	$376,546	$279,237	34.8%	15.4%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Spot revenues decreased in 2009 by 30%, or 22% in constant currency, compared to 2008 as a result of decline in the television advertising market.  Non-spot revenues increased by 7%, or 18% in constant currency, compared to 2008 as a result of higher sponsorship revenues following the creation of a dedicated sponsorship sales team in 2009 and increased revenues generated from teleshopping. This increase was partially offset by the absence of subscription revenues generated from NOVA CINEMA, which is now broadcast in DVB-T.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$128,463	$208,655	(38.4)%	(31.9)%	$208,655	$156,496	33.3%	15.0%

Represented by
Broadcast operations	$132,073	$212,618	(37.9)%	(31.3)%	$212,618	$157,362	35.1%	16.5%
Internet operations	(3,610)	(3,963)	8.9%	2.2%	(3,963)	(866)	Nm(3)	(271.7)%
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$128,463	$208,655	(38.4)%	(31.9)%	$208,655	$156,496	33.3%	15.0%

EBITDA Margin	47%	55%	(8)%	(8)%	55%	56%	(1)%	(1)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful

Our Czech Republic operations’ EBITDA decline in 2009 is primarily a result of a decline in revenues which outweighed a net cost saving resulting from:

•
a 6% decrease in the cost of programming compared to 2008 following a cost optimization program resulting in savings in both foreign and local program syndication. Notwithstanding the decrease in the cost of programming, production costs increased during 2009 primarily due to an increase in reality and entertainment shows included in the fall schedule,

•	a 7% decrease in selling, general and administrative expenses compared to 2008 primarily due to lower marketing and travel expenses; partially offset by

•
a 9% increase in other operating costs compared to 2008, primarily due to higher fees paid for digital transmission as a result of broadcasting two of our channels in DVB-T rather than one in 2008, which more than offset lower staff-related costs.

The cost savings described above were unable to offset the effect of the decrease in revenues and as a result our Czech Republic operations experienced a decline in their EBITDA margin for 2009 compared to 2008.

(D) ROMANIA

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by between 29% and 31% during 2009 due to the global economic crisis and the resulting uncertainty among advertisers. We expect a modest recovery in the second half of 2010, largely attributable to the recovery of the telecom and retail sectors.

The exchange rate between the dollar and the New Romanian lei, the functional currency of our Romania operations, varies considerably from period to period. The average exchange rate of the dollar to the New Romanian lei in 2009 appreciated by 20% compared to 2008.

Audience Share and Ratings

For advertising sales purposes, our Romanian channels have different target audience demographics: PRO TV - 18-49 urban; ACASA - 15-49 female urban; PRO CINEMA - 18-49 urban; SPORT.RO - male urban; and MTV ROMANIA - 15-34 urban. All audience data shown in this section below is based on the target demographic of PRO TV.

	For the Years Ended December 31,
	2009	2008	Movement	2008	2007	Movement
All day audience share (all channels)	27.4%	28.8%	(1.4)%	28.8%	30.6%	(1.8)%
All day ratings (all channels)	4.5%	4.5%	0.0%	4.5%	4.1%	0.4%
Prime time audience share (all channels)	32.2%	32.6%	(0.4)%	32.6%	32.4%	0.2%
Prime time ratings (all channels)	10.6%	10.8%	(0.2)%	10.8%	9.6%	1.2%

Our Romania operations experienced a slight decrease in prime time audience share in the year ended December 31, 2009.  Local programming continued to perform strongly in 2009, with ‘Regina’, the spin-off from the successful ‘Gypsy Heart’ series, delivering an audience share of 26.6%. ‘State de Romania’, a sitcom broadcast on PRO TV, delivered an audience share of 14.3% in 2009.

Our main competitors are the privately owned broadcasters Antena 1, which had an all day audience share for 2009 of 11.5%, Prima TV and Kanal D, which had all day audience shares of 5.5% and 4.4%, respectively.

Prime time audience share for Antenna 1 increased from 11.4% in 2008 to 12.2% in 2009, while the prime time audience shares of Prima TV increased from 6.2% to 7.1% and Kanal D decreased from 5.0% to 4.3%.

Prime time ratings for PRO TV were 6.5% in 2008 compared to 6.7% in 2009 while total prime time ratings for the Romania market increased from 33.1% in 2008 to 33.2% in 2009.

During the three months ended December 31, 2009, the combined prime time audience share of PRO TV, ACASA, PRO CINEMA, SPORT.RO and MTV ROMANIA was 30.3% compared to 34.1% for the same period in 2008. The prime time audience share of TVR 1 increased from 3.4% to 4.1%, while the prime time audience share of Antena 1 remained flat at 12.0%.

Our internet operations continued to grow, reaching around 0.4 million average daily unique users in year ended December 31, 2009, with a growth of 42.5% in 2009 compared to 2008.  This is mainly due to increases on our general news portal STIRILEPROTV.RO and sports news portal SPORT.RO of 123.1% and 52.3%, respectively in the year ended December 31, 2009.

The number of daily page impressions on our internet sites increased by 40.3% from 2.1 million in 2008 to 3.0 million in the year ended December 31, 2009.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$153,147	$253,649	(39.6)%	(27.6)%	$253,649	$202,414	25.3%	25.3%
Non-spot revenues	23,354	20,978	11.3%	34.6%	20,978	12,988	61.5%	61.5%
Net Revenues	$176,501	$274,627	(35.7)%	(22.9)%	$274,627	$215,402	27.5%	27.5%

Represented by
Broadcast operations	$175,517	$273,270	(35.8)%	(22.9)%	$273,270	$214,976	27.1%	27.1%
Internet operations	984	1,357	(27.5)%	(11.5)%	1,357	426	218.5%	218.5%
Content operations	-	-	-%	-%	-	-	-%	-%
Net Revenues	$176,501	$274,627	(35.7)%	(22.9)%	$274,627	$215,402	27.5%	27.5%

(1) Actual (“%Act”) reflects the percentage change between two years.
(2)  The functional currency of our Romania operations changed from the dollar to the New Romanian lei with effect from January 1, 2008. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Spot revenues decreased in 2009 compared to 2008 both as a result of the strengthening of the dollar against the New Romanian Lei, the currency in which our sales are denominated, and a decline in the advertising market.  In constant currency, we experienced a decrease in the volume of GRPs sold, particularly in the first quarter of 2009, and lower pricing, particularly in the second half of 2009.

Non-spot revenues increased in 2009 compared to 2008 mainly increased cable tariffs and higher number of subscribers generated by Sport.ro, Pro Cinema, MTV and Acasa.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$38,510	$111,783	(65.5)%	(58.4)%	$111,783	$93,075	20.1%	20.1%

Represented by
Broadcast operations	$40,857	$112,523	(63.7)%	(56.2)%	$112,523	$93,585	20.2%	20.2%
Internet operations	(2,347)	(740)	(217.2)%	(254.5)%	(740)	(510)	(45.1)%	(45.1)%
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$38,510	$111,783	(65.5)%	(58.4)%	$111,783	$93,075	20.1%	20.1%

EBITDA Margin	22%	41%	(19)%	(18)%	41%	43%	(2)%	(2)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Romania operations’ EBITDA decline in 2009 resulted  primarily from a decline in revenue and a net increase in costs resulting from:

•	a 17% increase in the cost of acquired programming compared to 2008, reflecting the higher cost of foreign acquired programming and an increase in acquired sport events;

•	a 14% decrease in the cost of production compared to 2008 following a cost optimization program in the 2009 fall schedule;

•	a 9% decrease in other operating costs compared to 2008, primarily due to lower staff-related costs; and

•	a 24% increase in selling, general and administrative expenses compared to 2008, primarily due to increases in the provision for doubtful debts and in marketing and selling costs.

Total costs increased 1.2% for the year ended December 31, 2009 compared to the same period in 2008. The significant decline in revenues and the marginal increase in costs contributed to a significant decline in the EBITDA margin in 2009 compared to 2008.

(E) SLOVAK REPUBLIC

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by between 22% and 24% in 2009 due to general economic conditions, exacerbated by the impact on the Slovak Republic of the dispute between Russia and Ukraine over gas supplies in the first quarter. We expect difficult trading conditions during the first half of 2010 with modest recovery in the second half of 2010.

With effect from January 1, 2009 the amount of total broadcast time devoted to advertising on public-owned stations was reduced to 2.5% from 3% and in connection with this we are required to pay 2.0% of the revenues of our Slovak Republic operations to a new Audiovisual Fund. This increased our cost base by approximately US$ 2.1 million compared to 2008.

The Slovak Republic adopted the Euro on January 1, 2009, and as a result the functional currency of our Slovak Republic operations changed from the Slovak Koruna (“SKK”) on that date.

The exchange rate between the dollar and the Euro varies considerably from period to period. The average exchange rate of the dollar to the Euro in 2009 appreciated by 5% compared to 2008. We calculated the comparative 2008 like-for-like data by translating the actual SKK revenues and costs of our Slovak Republic operations into Euros using the average exchange rates applicable during 2008. We then converted these implied Euro values into dollars using the current period average exchange rates in order to arrive at a like-for-like comparative.

Audience Share and Ratings Performance

On August 31, 2009, we launched DOMA, a new channel in the Slovak Republic targeted at a younger female audience.  For advertising sales purposes, TV MARKIZA’s target audience is the 12+ demographic and the audience data for TV MARKIZA and DOMA is shown below is based on TV MARKIZA’s target audience.

	For the Years Ended December 31,
	2009	2008	Movement	2008	2007	Movement
All day audience share	31.9%	35.1%	(3.2)%	35.1%	35.5%	(0.4)%
All day ratings	4.3%	4.5%	(0.2)%	4.5%	4.8%	(0.3)%
Prime time audience share	33.9%	36.8%	(2.9)%	36.8%	38.5%	(1.7)%
Prime time ratings	11.7%	12.2%	(0.5)%	12.2%	13.2%	(1.0)%

Our Slovak Republic operations’ prime time audience share declined to 33.9% in 2009 from 36.8% in 2008.  This reflects our decision in the first quarter of 2009 to remove high-cost local productions from the schedule to reduce costs. Our principal competitor, privately owned TV JOJ, capitalized on our reductions and increased their investment in local production.

TV JOJ’s prime time audience share in 2009 increased from 19.3% to 22.3% while the prime time audience share for STV1, the only significant public broadcaster, decreased from 17.3% in 2008 to 16.6% in 2009.  Prime time ratings for TV MARKIZA were 33.5% in 2009 compared to 36.8% in 2008. Total prime time ratings for the market increased from 33.2% in 2008 to 34.7% in 2009, partially due to the addition of JOJ Plus, a new channel that was launched in October 2008.

During the three months ended December 31, 2009, the prime time audience share of TV MARKIZA decreased to 35.9% from 37.4% in the same period in 2008. The prime time audience share of STV 1 decreased from 15.3% to 15.1%, while TV JOJ’s audience share increased from 21.0% to 22.8% in the same period.

Our internet operations continued to grow by 42.8% from 89.4 thousand of average unique daily users in the year ended December 31, 2008 to 127.6 thousand in the year ended December 31, 2009.  This is mainly due to an increase of on our general news portal and interest in broadcast-related shows such as ‘Czech-Slovak Superstar’, a joint reality production between TV NOVA (Czech Republic) and TV MARKIZA.

The number of daily page impressions increased by 44.8% from 0.6 million in the year ended December 31, 2008 to 0.8 million in the year ended December 31, 2009.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$97,894	$122,527	(20.1)%	(17.7)%	$122,527	$106,445	15.1%	1.0%
Non-spot revenues	9,462	10,165	(6.9)%	(4.0)%	10,165	4,094	148.3%	115.2%
Net Revenues	$107,356	$132,692	(19.1)%	(16.7)%	$132,692	$110,539	20.0%	5.3%

Represented by
Broadcast operations	$106,479	$132,367	(19.6)%	(17.1)%	$132,367	$110,158	20.2%	5.4%
Internet operations	877	325	169.8%	168.2%	325	381	(14.7)%	(26.7)%
Content operations	-	-	-%	-%	-	-	-%	-%
Net Revenues	$107,356	$132,692	(19.1)%	(16.7)%	$132,692	$110,539	20.0%	5.3%

(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues decreased in 2009 compared to 2008 predominantly due to the deterioration of the economy and the resulting decline in the television advertising market. The strengthening of the dollar against the Euro, the currency in which our sales are denominated, also contributed to the decline in revenues.

In constant currency, we experienced a decrease in spot revenues primarily due to a lower volume of GRPs sold as our ratings declined and a decrease in our pricing, particularly in the fourth quarter, to remain competitive in the declining television advertising market. Demand for advertising from the financial and the automotive sectors remained at a similar level to 2008, while demand from the FMCG, pharmaceutical and telecommunications sectors remain in decline.

Non-spot revenues decreased in 2009 compared to 2008 primarily due to lower sponsorship revenues throughout the year as a result of changes to our program schedule. This trend partly reversed in the fourth quarter as a result of the program ‘Czech-Slovak Superstar’.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$13,880	$50,228	(72.4)%	(72.1)%	$50,228	$41,532	20.9%	7.6%

Represented by
Broadcast operations	$15,156	$51,452	(70.5)%	(70.2)%	$51,452	$41,957	22.6%	9.0%
Internet operations	(1,276)	(1,224)	(4.2)%	(9.2)%	(1,224)	(425)	(188.0)%	(140.7)%
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$13,880	$50,228	(72.4)%	(72.1)%	$50,228	$41,532	20.9%	7.6%

EBITDA Margin	13%	38%	(25)%	(26)%	38%	38%	0%	1%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Slovak Republic operations’ EBITDA decline resulted primarily from declining revenues and an increase in costs resulting from:

•
a 23% increase in the cost of programming compared to 2008, reflecting the higher cost of foreign acquired programming, the additional programming costs of US$ 1.6 million relates to the launch of DOMA and our schedule including a higher proportion local fiction in 2009 than in 2008;

•
a 5% increase in other operating costs compared to 2008, primarily due to increased staff-related costs, as savings from reductions in headcount following a redundancy program in the first quarter were more than offset by increases in internet staff-related costs; and

•	a 21% increase in selling, general and administrative expenses compared to 2008, reflecting payments made to the Slovak Audiovisual Fund and marketing costs relating to the launch of DOMA.

Total costs increased by 18% compared to 2008, and when taken together with the decline in revenues described above, our Slovak Republic operations experienced a significant decline in their EBITDA margin compared to 2008.

(F) SLOVENIA

Macro economic environment and local advertising markets

We estimate that the television advertising market declined by between 18% and 20% in 2009 due to the global economic crisis and the resulting uncertainty among advertisers.  We currently expect modest recovery in the second half of 2010 leading to growth in the television advertising market of between 3% and 5% for the full year, with anticipated growth in the pharmaceutical, FMCG, telecommunication and financial sectors.

The exchange rate between the dollar and the Euro, the functional currency of our Slovenia operations, varies considerably from period to period. The average exchange rate of the dollar to the Euro in 2009 appreciated by 5% compared to 2008.

Audience Share and Ratings Performance

For advertising sales purposes, each of POP TV’s, KANAL A’s and TV PIKA’s target audience is the 18-49 demographic and audience data shown below for these channels is on this basis:

	For the Years Ended December 31,
	2009	2008(1)	Movement	2008	2007	Movement
All day audience share	39.6%	40.0%	(0.4)%	40.0%	40.2%	(0.2)%
All day ratings	3.7%	3.8%	(0.1)%	3.7%	3.9%	(0.2)%
Prime time audience share	48.8%	47.4%	1.4%	47.4%	47.8%	(0.4)%
Prime time ratings	11.9%	11.6%	0.3%	11.6%	11.9%	(0.3)%
(1) excluding TV PIKA

Our major competitors are the two channels operated by the public broadcaster, SLO1 and SLO2, with all day audience shares for the year ended December 31, 2009 of 13.5% and 7.8%, respectively, and privately owned broadcaster TV3, with an all day audience share of 7.6%.

Prime time audience share for SLO 2 increased from 6.2% to 7.0% and TV3 increased from 6.5% in 2008 to 7.0% in 2009.  The prime time audience shares of SLO 1 decreased from 18.9% to 16.0%.

The combined prime time ratings for our Slovenia operations were 11.9% in 2009 compared to 11.6% in 2008.  Total prime time ratings for the market remained steady at 24.6% both in 2008 and 2009.

Our Slovenia operations experienced an increase in prime time audience share in 2009.  We were able to mitigate the effects of the absence of ‘Big Brother’ and ‘Deal or No Deal’ in the first half and the public affairs show ‘Frictions’ in second half of 2009 with the continued popularity of our innovative local programming, with ‘Celebrity Farm’, ‘Can U Dig It?!’ and ‘Neighbours’, delivering strong average prime time audience shares of 52.9%, 36.7% and 42.0%, respectively. Our news program, ‘24 ur’, continues to perform well delivering an average prime time audience share of 44.7%.

During the three months ended December 31, 2009, our combined prime time audience share increased to 54.5% from 51.0% in the same period in 2008 and included the prime time audience share of TV PIKA of 1.1%. The prime time audience share of TV3 and SLO2 increased from 6.4% to 6.5% and from 5.1% to 6.3% over the same period respectively, while the prime time audience share of SLO 1 declined to 13.6% from 18.1%.

Our internet sites delivered a 68.8% increase in unique daily users in 2009 compared to 2008. Of this increase, 43.7% originated from our 24ur.com website, the most visited website in Slovenia: with over 0.7 million unique visitors and over 115 million page impressions per month.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$59,011	$69,497	(15.1)%	(11.1)%	$69,497	$60,559	14.8%	8.4%
Non-spot revenues	7,699	11,200	(31.3)%	(26.9)%	11,200	9,088	23.2%	18.6%
Segment Net Revenues	$66,710	$80,697	(17.3)%	(13.3)%	$80,697	$69,647	15.9%	9.7%

Represented by
Broadcast operations	$63,385	$75,963	(16.6)%	(12.6)%	$75,963	$67,574	12.4%	6.5%
Internet operations	3,325	4,734	(29.8)%	(24.8)%	4,734	2,073	128.4%	114.2%
Content operations	-	-	-%	-%	-	-	-%	-%
Segment Net Revenues	$66,710	$80,697	(17.3)%	(13.3)%	$80,697	$69,647	15.9%	9.7%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Spot revenues decreased in 2009 compared to 2008, both as a result of the decline in the advertising market as well as a result of the strengthening of the dollar against the Euro, the currency in which our sales are denominated.

In constant currency, we experienced a decrease in spot revenues due to a combination of decreased spending from existing customers and lower pricing. Although the volume of GRPs sold during 2009 was marginally above that sold in 2008, we were unable to maintain our pricing and as a result our spot revenues decreased.

Non-spot revenues decreased primarily due to lower sponsorship and lower telephone voting revenues in 2009 compared to 2008 due to changes in our programming schedule.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$17,822	$25,413	(29.9)%	(27.2)%	$25,413	$22,767	11.6%	7.1%

Represented by
Broadcast operations	$17,551	$24,620	(28.7)%	(25.4)%	$24,620	$24,249	1.5%	(2.2)%
Internet operations	271	793	(65.8)%	(71.0)%	793	(1,482)	153.5%	154.8%
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$17,822	$25,413	(29.9)%	(27.2)%	$25,413	$22,767	11.6%	7.1%

EBITDA Margin	27%	31%	(4)%	(5)%	31%	33%	(2)%	(1)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Total costs charged in arriving at EBITDA decreased 7% in 2009 compared to 2008, reflecting:

•
a 3% decrease in the cost of programming compared to 2008, reflecting a reduction in the proportion of locally produced programming in our schedule partially offset by the higher cost of acquired programming, particularly in the first half of 2009;

•
a decrease of 11% in other operating costs compared to 2008, primarily due to lower staff-related costs, offset by the initial redundancy-related costs reflected in the first quarter of 2009 and higher fees paid for digital transmission as a result of broadcasting our channels in DVB-T; and

•	a 14% decrease in selling, general and administrative expenses compared to 2008, primarily due to lower marketing and travel expenses.

Despite the decrease in total costs, our Slovenia operations experienced a decline in EBITDA as a result of the reduction in revenue described above.

(G) UKRAINE

In January 2010, we entered into an agreement to sell 100% of our interest in our Ukraine operations to Igor Kolomoisky, a shareholder and member of our board of directors, for a cash consideration of US$ 300.0 million plus the reimbursement of cash operating costs between signing and closing estimated to be US$ 19.0 million. Closing of the transaction is expected to occur in April 2010. See Item 8, Note 22 “Related Party Transactions” for more details.

Macro economic environment and local advertising markets

We estimate that the local television advertising market declined between 28% and 30% in 2009 due to the global economic crisis and the resulting uncertainty among advertisers. However, we currently expect the television advertising market to increase by approximately 18% to 22% in 2010.

The exchange rate between the dollar and the Ukrainian Hryvna, the functional currency of our Ukraine operations since January 1, 2009, varies considerably from period to period. The average exchange rates of the dollar to the Ukrainian Hyrvna in 2009 appreciated by 55% compared to 2008. The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. As a result, we do not apply the current period average exchange rate to the prior period revenues and costs.

Audience Share and Ratings Performance

For advertising sales purposes, STUDIO 1+1 and KINO’s target audience is the 18-54 demographic and the audience data is shown below for these channels is on this basis.

	For the Years Ended December 31,
	2009	2008	Movement	2008	2007	Movement
All day audience share	9.9%	11.7%	(1.8)%	11.7%	15.8%	(4.1)%
All day ratings	1.4%	1.5%	(0.1)%	1.5%	2.0%	(0.5)%
Prime time audience share	12.2%	13.0%	(0.8)%	13.0%	18.2%	(5.2)%
Prime time ratings	4.0%	4.2%	(0.2)%	4.2%	5.9%	(1.7)%

Our main competitors include Inter, with an all day audience share for 2009 of 13.4%, Novy Kanal with 10.4%, ICTV with 9.0% and STB with 9.5%, respectively.

Prime time audience share for Inter decreased from 19.8% for 2008 to 15.5% for 2009, while the prime time audience shares of Novy Kanal, ICTV and STB increased from 10.7% to 11.8%, from 9.1% to 9.2% and from 8.3% to 9.3%, respectively.

Prime time ratings for STUDIO 1+1 decreased to 3.8% in 2009 from 4.0% in 2008.  Prime time ratings in the Ukraine market increased from 32.2% in 2008 to 32.9% in 2009.

We have continued to restructure our operating processes and have reduced the headcount and our overall cost base significantly compared to the same period of 2008.  We completed the buyout of our minority partners in KINO during the first quarter and have fully integrated the channel into the operations of STUDIO 1+1.

During the three months ended December 31, 2009, the prime time audience share of STUDIO 1+1 increased to 11.3% from 11.0% compared to 2008. Inter’s prime time audience share decreased to 14.9% from 16.4% in the same period also the prime time shares of ICTV and Novy Kanal decreased to 8.9% from 9.4% and from 12.9% to 12.4%, respectively.

Our internet operations continued to grow in terms of audience from 21 thousand in the year ended December 31, 2008 to 62 thousand in the year ended December 31, 2009 mainly due to general news portal TSN.UA and 1PLUS1.UA.

The number of daily page impressions increased from 116 thousand in 2008 to 233 thousand in the year ended December 31,2009.

Monetization of audience share

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

Spot revenues	$25,746	$82,480	(68.8)%	(68.8)%	$82,480	$103,111	(20.0)%	(20.0)%
Non-spot revenues	6,287	16,978	(63.0)%	(63.0)%	16,978	23,727	(28.4)%	(28.4)%
Net Revenues	$32,033	$99,458	(67.8)%	(67.8)%	$99,458	$126,838	(21.6)%	(21.6)%

Represented by
Broadcast operations	$31,850	$99,359	(67.9)%	(67.9)%	$99,359	$126,838	(21.7)%	(21.7)%
Internet operations	183	99	84.8%	84.8%	99	-	-%	-%
Content operations	-	-	-%	-%	-	-	-%	-%
Net Revenues	$32,033	$99,458	(67.8)%	(67.8)%	$99,458	$126,838	(21.6)%	(21.6)%

(1) Actual (“%Act”) reflects the percentage change between two years.
(2)  The functional currency of our Ukraine (Studio 1+1) operations is the dollar.

Our Ukraine operations experienced a significant decrease in net revenues in 2009 as they continued to face a combination of the significant decline in the television advertising market described above and strong competition from the sales house Inter-Reklama, which controls the majority of inventory in the television market. Furthermore, the strengthening of the dollar against the Ukrainian Hryvna, the currency in which our sales are now denominated, has reduced our revenue in dollars. The decrease in our revenues has in part been offset by revenues of US$ 7.8 million associated with the Presidential elections.

Non-spot revenues primarily comprised of sponsorship sales which have broadly declined in line with the decline in advertising market.

EBITDA Performance

	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2009	2008	% Act(1)	% Lfl(2)	2008	2007	% Act(1)	% Lfl(2)

EBITDA	$(40,471)	$(34,799)	(16.3)%	(16.3)%	$(34,799)	$23,464	(248.3)%	(248.3)%

Represented by
Broadcast operations	$(39,498)	$(33,140)	(19.2)%	(19.2)%	$(33,140)	$23,991	(238.1)%	(238.1)%
Internet operations	(973)	(1,659)	41.4%	41.4%	(1,659)	(527)	(214.8)%	(214.8)%
Content operations	-	-	-%	-%	-	-	-%	-%
EBITDA	$(40,471)	$(34,799)	(16.3)%	(16.3)%	$(34,799)	$23,464	(248.3)%	(248.3)%

EBITDA Margin	(126)%	(35)%	(91)%	(91)%	(35)%	18%	(53)%	(53)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) The functional currency of our Ukraine operations changed from the dollar to the Hryvna with effect from January 1, 2009. We therefore do not apply the current period average exchange rates to the prior period revenues and costs.

Our Ukraine operations’ EBITDA decline is primarily a result of a decline in revenues which significantly outweighed the following cost decreases:

•
a 47% decrease in the cost of programming compared to 2008 due to the implementation of a lower cost schedule and a reduction in the size of the library following the significant accelerated amortization charges in 2008;

•	a 25% decrease in other operating costs compared to 2008 primarily due to a reduction in headcount; and

•	a 69% decrease in selling, general and administrative expenses compared in 2008 primarily due to lower office overheads.

Total costs charged in arriving at EBITDA decreased 46% compared to 2008, however our Ukraine operations experienced a significant decline in EBITDA as a result of the weak market conditions.

(H) MEDIA PRO ENTERTAINMENT

We acquired the Media Pro Entertainment businesses on December 9, 2009 from companies controlled by Adrian Sarbu (see Item 8, Note 3 “Acquisitions and Disposals: Media Pro Entertainment”). The acquisition of Media Pro Entertainment provides us with a unique opportunity to become a significant player in the content business and beyond. We will integrate the acquired assets with our existing production assets in each country to create a dedicated content division with operations in all our countries, which will be known as the Media Pro Entertainment division.

In common with the new Media Pro Entertainment division, the Media Pro Entertainment businesses we acquired are organized by business activity as follows:

Fiction: the Media Pro Entertainment fiction businesses are one of the largest producers of television, feature film and advertising content in Central and Eastern Europe. In 2009, they produced 476 hours of original television content spanning a number of genres from telenovellas to sitcoms and drama and 3 feature films in the Czech, Romanian and English languages and 30 television commercials. In addition, there is a library of 2,450 hours of formats and finished content and 22 feature films that we intend to exploit both inside and outside our current markets.

Production Services: the Media Pro Entertainment businesses own studio and other production facilities of approximately 500 thousand square feet including 19 sound stages, a backlot and workshops that have been used to produce a number of international movies. The production services operations provide a full range of services including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services, both to internal clients and international productions. During 2009, these operations provided approximately US$ 3.5 million of services to international productions, US$ 10.0 million of services to productions made for CME channels and US$ 2.2 million of services to third party Romanian clients.

Distribution and Exhibition: the distribution and exhibition operations acquire rights to international film and television content and distributes them both to third party clients and our own broadcasters. In addition to television broadcast rights, other rights, including those for theatrical exhibition and home video are also sold. At December 31, 2009 the operations owned a library of approximately 1,200 titles of film content, of which approximately 500 were sold during the year. In Romania, Media Pro Entertainment also owns and operates 16 cinema screens, including Romania’s first multiplex operation. In 2009, these operations generated approximately 1.4 million admissions, making it the second largest cinema operator in Romania. In addition, a home video distribution sells DVD and Blu Ray discs to wholesale and retail clients both in Romania and Hungary. In 2009, approximately 3.0 million units were sold.

The acquisition of the Media Pro Entertainment businesses and the creation of the Media Pro Entertainment division reflect the increasing importance of locally generated content in our markets. As distribution platforms become more fragmented the importance of controlling high-quality, popular local content becomes more important in safeguarding market share and allowing us to diversify our revenue streams. We also believe that sharing of content production resources will bring significant benefits. We will seek to leverage the creative talent across the Media Pro Entertainment division in order to develop high-quality original formats that can be adapted in multiple countries, to extract more value from our existing library of formats and to pool the expertise of our production professionals in each market.

Operating the Media Pro Entertainment division across all countries will also enable us to share production equipment and facilities in the most efficient way possible in order to lower the unit cost of production at a time when we are seeing increasing competition for popular content causing high levels of price inflation.

We expect that Media Pro Entertainment will also generate additional third party revenues through the sale of production services to independent film-makers and extract additional value from our own library of produced content through the sale of international broadcast rights to third parties outside the countries in which we operate in addition to expected third party revenues generated by enlarging our distribution and exhibition operations.

As we complete the integration of the businesses acquired into the new Media Pro Entertainment division, and reflect a full year of results for all operations, we expect that the results of operations will be significantly enlarged.

ROMANIA (MEDIA PRO ENTERTAINMENT) FINANCIAL INFORMATION

For the period since acquisition to December 31, 2009 (US$ 000's) (1)

Content revenues	$5,396
Net Revenues	$5,396

Represented by
Content operations	$5,396
Net Revenues	$5,396
(1)  We acquired Media Pro Entertainment on December 9, 2009.
EBITDA Performance

ROMANIA (MEDIA PRO ENTERTAINMENT) FINANCIAL INFORMATION

For the period since acquisition to December 31, 2009 (US$ 000's) (1)

EBITDA	$(266)

Represented by
Content operations	$(266)
EBITDA	$(266)

EBITDA Margin	Nm(2)
(1)  We acquired Media Pro Entertainment on December 9, 2009.
(2) Number is not meaningful.

V. Consolidated Balance Sheet as at December 31, 2009 compared to December 31, 2008

The principal components of our Consolidated Balance Sheet at December 31, 2009 compared to December 31, 2008 are summarized below:

(US$ 000’s)	December 31, 2009	December 31, 2008	Movement
Current assets	$829,805	$494,756	67.7%
Non-current assets	2,042,982	1,911,860	6.9%
Current liabilities	349,723	228,673	52.9%
Non-current liabilities	1,351,224	1,079,498	25.2%
CME Ltd. shareholders’ equity	$1,177,589	$1,095,258	7.5%
Noncontrolling interests in consolidated subsidiaries	(5,749)	3,187	(280.4)%

Current assets:  Current assets at December 31, 2009 increased US$ 335.0 million compared to December 31, 2008, primarily as a result of an increase of US$ 351.1 million in our cash and cash equivalents, as we drew our unutilized revolving credit facilities in the first quarter, received net proceeds of approximately $234.4 million from the issuance of equity to an affiliate of Time Warner and received net cash for general corporate purposes of EUR 45.7 million (approximately US$ 66.9 million) from the issuance of the 2009 Fixed Rate Notes after the redemption of the 2005 Fixed Rate Notes and the repayment of the EBRD Loan.

Non-current assets:  Non-current assets at December 31, 2009 increased US$ 131.1 million compared to December 31, 2008, primarily as a result of a higher level of investment in program rights and increases in the dollar carrying value of CZK-denominated goodwill in our Czech Republic operations caused by the weakening of the dollar and recognition of US$ 46.0 million of goodwill at acquistion of Media Pro Entertainment, partially offset by an impairment charge of US$ 81.8 million relating to long-lived assets in Bulgaria.

Current liabilities:  Current liabilities at December 31, 2009 increased by US$ 121.0 million compared to December 31, 2008 as a result of having drawn our unutilized revolving credit facilities in the Czech Republic and Slovenia.

Non-current liabilities:  Non-current liabilities at December 31, 2009 increased US$ 271.7 million compared to December 31, 2008, primarily as a result of additional borrowings after issuing our 2009 Fixed Rate Notes and repaying the EBRD Loan and our 2005 Fixed Rate Notes. The movement also reflects a US$ 19.5 million increase in the carrying value of our Convertible Notes as a result of the accretion of the debt issuance discount recognized under FSP APB 14-1 (ASC 470).

CME Ltd. Shareholders’ Equity:  CME Ltd Shareholders’ Equity at December 31, 2009 increased US$ 82.3 million compared to December 31, 2008, primarily as a result of the issuance of equity to an affiliate of Time Warner for net proceeds of US$ 234.4 million and the issuance of 2.2 million shares of our Class A common stock and warrants to purchase 850,000 shares of Class A common stock in connection with the acquisition of Media Pro Entertainment. We also recognized a reduction in Other Comprehensive Income of US$ 106.2 million, as a result of the impact of the strengthening in the dollar in total against our foreign currency denominated assets, a net loss of US$ 97.2 million for the year ended December 31, 2009, a reduction in equity of US$ 24.1 million in connection with our acquisition of noncontrolling interest and a stock-based compensation charge of US$ 6.2 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at December 31, 2009 decreased US$ 8.9 million compared to December 31, 2008 primarily due to losses of our Bulgaria operations offset by newly acquired noncontrolling interest of Media Pro Entertainment.

VI.  Liquidity and Capital Resources

VI (a) Summary of cash flows:

Cash and cash equivalents increased by US$ 351.1 million during the year ended December 31, 2009.  The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2009	2008	2007
Net cash (used in)/ generated from continuing operating activities	$(31,806)	$135,555	$106,695
Net cash used in continuing investing activities	(99,163)	(588,798)	(235,898)
Net cash received from financing activities	474,855	444,558	135,530
Net cash used in discontinued operations-operating activities	(1,294)	(4,920)	(6,001)
Net cash used in discontinued operations-investing activities	-	(495)	(1,520)
Impact of exchange rate fluctuations on cash	8,504	(21,279)	(1,896)
Net increase / (decrease) in cash and cash equivalents	$351,096	$(35,379)	$(3,090)

Operating Activities

Cash generated from continuing operations decreased from an inflow of US$ 135.6 million in 2008 to an outflow of US$ 31.8 million in 2009, reflecting the cash needs of our Developing Operations as well as the decline in profitability of our Core Operations.

Cash generated from continuing operations increased by US$ 28.9 million from 2007 to 2008 to US$ 135.6 million.  Our operations in the Czech Republic and Romania showed significant increases in cash generation following continued strong operational performance. These increases more than offset our investment in Developing Operations.

Investing Activities

Cash used in investing activities decreased from US$ 588.8 million in 2008 to US$ 99.2 million in 2009.  Our investing cash flows in 2009 primarily comprised of US$ 22.8 million paid in connection with the KINO buyout, US$ 10.0 million paid in connection with our acquisition of Media Pro Entertainment (see Item 8, Note 3, “Acquisitions and Disposals”) and capital expenditure of US$ 50.1 million.

The cash flows used in investing activities of  US$ 588.8 million in 2008 included the purchases of our investments in our Bulgaria operations and our 40.0% interest in the Studio 1+1 group and capital expenditures of US$ 78.7 million, largely in respect of the expansion of our broadcasting facilities and equipment in the Czech Republic, Romania and the Slovak Republic.

Our investing activities in 2007 of US$ 235.9 million consisted primarily of capital expenditure of US$ 79.9 million largely in respect of the expansion of our broadcasting facilities and equipment in the Czech Republic and Romania and the purchase of increased interests in our Slovak Republic, Romania and Ukraine operations.

Financing Activities

Net cash received from financing activities increased US$ 30.3 million from 2008 to US$ 474.9 million in 2009.  The amount of cash received in 2009 reflects:

•
the issuance of 14.5 million shares of Class A common stock and 4.5 million shares of Class B common stock to an affiliate of Time Warner for an aggregate offering price of US$ 234.4 million, net of fees paid; and

•	the drawdown of our revolving credit facilities to maximize liquidity and the issuance of EUR 440.0 million (net of fees) (approximately US$ 633.9 million, net of fees) of our 2009 Fixed Rate Notes,

offset by:

•	payments of approximately US$ 371.1 million to repurchase our EUR 245.0 million 2005 Fixed Rate Notes representing the redemption price and related fees; and

•	the repayment of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding on the EBRD Loan.

The amount of cash received in 2008 reflects the net proceeds of US$ 400.3 million from the issuance of Convertible Notes and purchase of the Capped Call Options (as defined below), US$ 37.4 million of proceeds from the EBRD Loan and US$ 22.7 million of drawings on the BMG cash pool.

Our financing cash flows in 2007 primarily comprised net proceeds of US$ 199.4 million from the issuance of the Floating Rate Notes and US$ 109.9 million from the issuance of 1,275,227 unregistered shares of Class A Common Stock to Igor Kolomoisky, partially offset by payment of EUR 127.5 million (approximately US$ 169.0 million at the date of payment) to redeem our floating rate notes due 2012.

Discontinued Operations

In 2009, we paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to an agreement we entered into with them on February 9, 2004, compared to US$ 2.0 million in 2008 and US$ 2.2 million in 2007.

The CITI channel had cash outflows of US$ 0.3 million in the period until disposal in February 2009, compared to US$ 3.4 million in 2008 and US$ 5.3 million in 2007.

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

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital and required reserves, after the recovery of accumulated losses.

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

VI (c) Contractual Obligations and Commitments

Our future contractual obligations as of December 31, 2009 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,444,284	$116,617	$217	$691,567	$635,883
Long-Term Debt – interest (1)	534,633	123,903	191,929	160,466	58,335
Capital Lease Obligations	6,801	1,465	2,324	930	2,082
Operating Leases	36,916	7,267	9,474	7,442	12,733
Unconditional Purchase Obligations	512,805	156,253	289,630	60,997	5,925
Other Long-Term Obligations	1,163	1,163	-	-	-
FIN 48 (ASC 740) obligations	851	27	824	-	-
Deferred consideration	1,614	1,614	-	-	-
Total Contractual Obligations	$2,539,067	$408,309	$494,398	$921,402	$714,958
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

As at December 31, 2009, we had the following debt outstanding by carrying value:

		December 31, 2009 (US$ 000’s)
Corporate	(1) – (4)	$1,253,928
Czech Republic	(5) – (7)	78,942
Slovenia	(8)	37,675
Romania (Media Pro Entertainment)	(9)	1,374
Total		$1,371,919

(1)
As at December 31, 2009 we had EUR 590 million (approximately US$ 850.0 million) of Senior Notes outstanding, comprising EUR 440.0 million (approximately US$ 633.9 million) of the 2009 Fixed Rate Notes and EUR 150.0 million (approximately US$ 216.1 million) of the  Floating Rate Notes, which bear interest at nine-month Euro Inter-Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at December 31, 2009 was 2.62%.

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

As of December 31, 2009, Standard & Poor’s (“S&P”) senior unsecured debt rating for our Senior Notes was B- and was B- with a negative outlook for our corporate credit. As of December 31, 2009, Moody’s Investors Services (“Moody’s”) senior unsecured debt rating for our Senior Notes and our corporate credit rating was B2 with a negative outlook.

(2)
As of December 31, 2009 we had US$ 475.0 million principal amount of Convertible Notes outstanding that mature on March 15, 2013.  Interest is payable semi-annually in arrears on each March 15 and September 15.

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

(3)
On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 144.1 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 72.0 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) each participated in the EBRD Loan for EUR 37.5 million (approximately US$ 54.0 million). On September 17, 2009 we repaid the full aggregate principal amount of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding and simultaneously terminated both agreements. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

(4)
We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 7.2 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in the Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Interest is payable at the relevant money market rate plus 2%. Because each of our subsidiaries holds its own account in its own name with BMG, we consider our drawings on BMG, as debt, although our overall balance with BMG is currently positive. The overdraft facility allows us to have an overall net debit balance with BMG of up to EUR 5.0 million. As of December 31, 2009, the full EUR 5.0 million (approximately US$ 7.2 million) facility was available to be drawn.

As of December 31, 2009, the net deposits and drawing of each of our operations in the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	$7,237	$-
Czech Republic	38	-
Slovakia	3,299	-
Slovenia	-	5,234
Ukraine	297	-
Total	$10,871	$5,234

(5)
As of December 31, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 65.3 million) of a credit facility with CS available until December 31, 2010.  This facility may, at the option of CET 21, be drawn in CZK, US$ or EUR and bears interest at the three-month, six-month or twelve-month London Inter-Bank Offer Rate (“LIBOR”), EURIBOR or Prague Inter-Bank Offered Rate (“PRIBOR”) rate plus 1.65%; a rate of 3.19% applied to the balance outstanding at December 31, 2009 and is based on PRIBOR. A non-utilization fee of 0.25% is payable on the undrawn portion of this facility, which decreases to 0.125% of the undrawn portion if more than 50% of the loan is drawn. Drawings under this facility are secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS.

(6)
CET 21 has a working capital credit facility of CZK 250.0 million (approximately US$ 13.6 million) with CS, which matures on December 31, 2010.  This working capital facility bears interest at the three-month PRIBOR rate plus 1.65%. The applicable rate at December 31, 2009 was 3.19%. This facility is secured by a pledge of receivables, which are also subject to a factoring arrangement with CS.  As at December 31, 2009, the full CZK 250.0 million (approximately US$ 13.6 million) was drawn under this facility.

(7)
As at December 31, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 16.3 million) factoring facility with CS.  This facility is available until June 30, 2011 and bears interest at the rate of one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(8)
In July 2005, Pro Plus entered into a revolving five-year facility agreement for up to EUR 37.5 million (approximately US$ 54.0 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility availability amortizes by 10.0% each year for four years commencing one year after signing, with 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly-owned subsidiary CME Media Enterprises B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.10% and 3.60% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus.  As of December 31, 2009, the full EUR 22.5 million (approximately US$ 32.4 million) available under this facility was drawn.

(9)
At December 31, 2009, Media Pro Entertainment has an aggregate principal of RON 8.0 million (approximately US$ 2.7 million) of loans outstanding to Central National al Cinematografei ("CNC"), a state body which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project the CNC awards an agreed level of funding to each project in the form of an interest free loan. Loans to the CNC are typically advanced for a period of ten years and are repaid through exploitation of the film content. At December 31, 2009 we had 11 loans outstanding to the CNC with maturity dates ranging from 2011 to 2020. The carrying amount at December 31, 2009 is shown net of a fair value adjustment to reflect the interest free nature of the loans arising on acquisition.

Capital Lease Obligations

Capital lease obligations include future interest payments of US$ 0.9 million.  For more information on our capital lease obligations see Item 8, Note 11, “Credit Facilities and Obligations under Capital Leases”.

Operating Leases

For more information on our operating lease commitments see Item 8, Note 21, “Commitments and Contingencies”.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At December 31, 2009, we had commitments in respect of future programming of US$ 495.5 million (December 31, 2008: US$ 280.5 million).  This includes contracts signed with license periods starting after December 31, 2009.  For more information on our programming commitments. See Item 8, Note 21, “Commitments and Contingencies”.

Other Long-Term Obligations

In addition to the amounts disclosed above, Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors, has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  As of December 31, 2009, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

On December 21, 2009, CET 21 spol. s r.o. (“CET 21”), one of our wholly owned subsidiaries, entered into a Facility Agreement (“the “Erste Facility”) for up to CZK 3.0 billion (approximately US$ 163.3 million) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders. We and certain of our subsidiaries, namely CME Slovak Holdings B.V., CME Media Enterprises B.V., CME Romania B.V. and Markiza-Slovakia, spol. s.r.o. (“Markiza”), are guarantors under the Erste Facility (together, the “Original Guarantors”). On February 16, 2010 the aggregate commitment by the lenders under the Erste Facility to CET 21 increased from CZK 2.5 billion (approximately US$ 136.1 million) to CZK 2.8 billion (approximately US$ 152.4 million). As of February 24, 2010, CZK 2.8 billion (approximately US$ 152.4 million) has been drawn. The facility matures on April 30, 2012, subject to a potential extension of one year. Interest under the facility is calculated at a rate per annum of 4.90% above PRIBOR (Prague interbank offered rate). As of February 24, 2010, CET 21 had hedged the interest rate exposure on CZK 1.5 billion (approximately US$ 81.7 million) principal outstanding under the Erste Facility. The repayment of the loan will commence 12 months from the date of the Erste Facility, in four semi-annual instalments of 15% each and one instalment of 40% on the maturity date (assuming no extension). CET 21 may be required to prepay amounts drawn in the event of specified changes of control. The Original Guarantors have agreed to guarantee the obligations of CET 21 under the Erste Facility. As security for the facility, CET 21 has pledged substantially all of its assets, including its 100% ownership interest in CME Slovak Holdings B.V. (which in turn has an ownership interest, directly or indirectly, in 100% of the registered capital of Markiza) and its ownership interest in 100% of the registered capital of Jyxo, s.r.o. and BLOG Internet, s.r.o. In addition, CME Investments B.V. has granted security over the receivables under inter-group loans made to CET 21 and Markiza, respectively. The Erste Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21’s ability to carry out certain types of transactions, incur additional indebtedness, make disposals and create liens.

VI (d) Cash Outlook

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, borrowings under our various debt facilities as well as cash proceeds from subscriptions for our equity from time to time. The primary source of our cash flows from operations has been the sale of television advertising, particularly in our Czech Republic, Romania, Slovak Republic and Slovenia operations. The level of cash our operations generate in each country is often strongly correlated to the macro economic performance of that country. While we strive to negotiate spending commitments with advertisers for long periods, typically one year, advertisers have reduced spending on advertising in 2009 because demand in the wider economy has been constrained. This has resulted in us having historically low levels of committed spending and less visibility of future cash flows.

Since 2005, our Core Operations have in the aggregate generated positive cash flows. During the difficult economic conditions that we have experienced since the beginning of 2009, cash flows from those operations have in the aggregate remained positive although they have declined. Our Developing Operations in Bulgaria and Ukraine do not generate positive cash flows, and instead require substantial support as they make investments in programming, people and other resources. Historically, the cash flows from our Core Operations have been sufficient, together with issuances of equity and debt, to fund our Core Operations and our Developing Operations. Currently, the cashflow generated by our Core Operations is not sufficient to cover the cash needs for the Developing Operations and our other financial obligations. However, we expect that the cash generated by our Core Operations combined with our current cash and available facilities will be sufficient to meet all financial obligations of the group for the next twelve months.

During 2009, we have focused on ensuring we have a sufficiently strong liquidity position to enable us to meet all our obligations, withstand any further reductions in operating cash flows that may be caused by any further declines in macro economic conditions and ensure we are well placed to take advantage of economic recovery when it comes.  These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of capital expenditure and the rescheduling of expansion plans. In addition to conserving cash, we have also taken several steps to improve our liquidity position. These steps have focused both on limiting the amount of cash spent on our Developing Operations and increasing our cash resources, both through additional debt facilities and the issuance of equity.

Removing the need to support our Developing Operations

Our Developing Operations currently require substantial cash support from our Core Operations. These operations are not the market leaders in their respective countries and must incur a disproportionate level of costs in order to build market share in very competitive environments. Throughout 2009 we have been actively seeking solutions to reduce this need for cash support.

In the Ukraine, on January 20, 2010 we entered into an agreement with Igor Kolomoisky to sell 100.0% of our Ukraine operations for US$ 300.0 million plus the reimbursement of cash operating costs that we will incur between signing and closing, which we estimate will be approximately US$ 19.0 million. Pursuant to the agreement, we received an initial instalment of US$ 30.0 million on February 1, 2010 and expect closing to occur in April 2010.

In Bulgaria, on February 18, 2010 we entered into an agreement to purchase 100.0% of the bTV group for an aggregate purchase price of US$ 400.0 million on a cash-free and debt-free basis, subject to a working capital adjustment. The acquisition of the bTV group both provides a source of cash generation for us and enables us to take advantage of the synergies of combining it with our existing broadcasting operations to create a leading multi-channel broadcasting platform. The acquisition of the bTV group will be paid for in cash. Closing is expected to occur in the second quarter of 2010.

We currently estimate that the planned disposal of our Ukraine operations, the acquisition of the bTV group and the restructuring of PRO.BG and RING.BG will improve our cash flows significantly.

Improving our liquidity position and extending the maturity of our debt

As of December 31, 2009, we had US$ 482.0 million in available unrestricted cash and undrawn credit facilities (including uncommitted overdraft facilities), gross debt of US$ 1,458.8 million (being the aggregate outstanding principal amount of our debt) and net debt of US$ 1,000.3 million.

During 2009 we successfully issued EUR 440.0 million (approximately US$ 633.9 million) of fixed rate senior notes in two tranches as described below and used the majority of the proceeds to repay existing debt in an aggregate principal amount of EUR 372.5 million (approximately US$ 536.6 million). We received net cash proceeds of EUR 45.7 million (approximately US$ 66.9 million at the date of the transaction) from the offerings, which we will use for general corporate purposes.

More specifically, on September 17, 2009, we issued EUR 200.0 million (approximately US$ 288.1 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional tranche of EUR 240.0 million (approximately US$ 345.7 million) of senior fixed rate notes due 2016 at an issue price of  102.75%. The 2009 Fixed Rate Notes mature on September 15, 2016.

On September 21, 2009 we repurchased a portion of our 2005 Fixed Rate Notes totaling EUR 63.2 million (approximately US$ 91.0 million) in aggregate principal amount pursuant to a tender offer. On October 29, 2009 we redeemed the remaining EUR 181.8 million (approximately US$ 261.9 million) aggregate principal amount of 2005 Fixed Rate Notes outstanding. The 2005 Fixed Rate Notes had a maturity date of May 15, 2012. In connection with such redemption, the 2005 Indenture was discharged on September 29, 2009.

On September 17, 2009, we repaid the aggregate principal amount of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding under the EBRD Loan and simultaneously terminated the EBRD Loan. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

Although the interest costs associated with the 2009 Fixed Rate Notes are substantially higher than the 2005 Fixed Rate Notes and the EBRD Loan, the benefit of replacing our 2005 Fixed Rate Notes and the EBRD loan with the 2009 Fixed Rate Notes, and also in replacing our existing facilities in the Czech Republic, is twofold. First, the scheduled final maturity of a large portion of our outstanding debt has been extended from 2011 or 2012 to 2016 in the case of the Senior Notes and from 2010 to 2012 or possibly 2013 in the case of the Czech facilities. As of December 31, 2009, the principal amount of our Senior Notes and Convertible Notes together represented 91% of the total principal amount of our total debt outstanding and none of this debt matures before March 2013. Our current debt repayment obligations include CZK 420.0 million (approximately US$ 22.9 million) and EUR 22.5 million (approximately US$ 32.4 million) in 2010, CZK 840 million (approximately US$ 45.7 million) and RON 0.6 million (approximately US$ 0.2 million) in 2011 and CZK 1,540 million (approximately US$ 83.8 million) in 2012.

We do not have maintenance covenants in any of our senior holding company debt, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio. The 2009 Indenture and the 2007 Indenture contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of December 31, 2009 our Coverage Ratio was 1.4 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level, of up to EUR 250.0 million (approximately US$ 360.2 million) pursuant to “baskets” set out in the 2009 Indenture and the 2007 Indenture. At December 31, 2009, our local facilities in the Czech Republic, Slovenia and Romania accounted for US$ 119.2 million of this amount. Following the draw-down of the Erste Facility and repayment of our CS facility in the Czech Republic , our borrowing under these baskets will be approximately EUR 133.8 million (approximately US$ 192.8 million). The covenants contained in the Erste Facility are not significantly more onerous than those contained in the facilities that it will replace.

On February 9, 2010, we entered into an interest rate swap agreement with Unicredit and CS until 2013 to convert CZK 1.5 billion of the Erste Facility from a floating rate of 3 month PRIBOR (plus margin) to a fixed interest rate of 2.730% per annum (plus margin). The notional amounts swapped decline in line with the planned amortisation of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cashflows, but incurs an additional expense whilst 3 month PRIBOR remains below 2.73% (1.53% at Feb 16, 2010 based on Czech National Bank website data). Forecasts for 3 month PRIBOR over the next 3 years range up to 4%, with a forecast from the Czech National bank of 2.5% for 2011.

Increasing our financing flexibility

For the purposes of the 2009 Indenture and the 2007 Indenture, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprise our Developing Operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative EBITDA of the Developing Operations for the purposes of determining our capacity to incur indebtedness under our Senior Notes. Similarly, as the cash flows of our Core Operations recover, our ability to raise additional debt finance should improve commensurately, unimpeded by any continuing negative results in our Developing Operations. In addition, Unrestricted Subsidiaries may be financed in several ways, including by contributing them into minority interest joint ventures, swapping for minority stakes in other ventures or other arrangements.

Under the covenants in the 2009 Indenture and the 2007 Indenture, our Core Operations are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 115.2 million)  to our Developing Operations or to any other operations outside our Core Operations if our Coverage Ratio is below 2.0 times. We have  made US$ 34.7 million of such payments since we issued our Floating Rate Notes in 2007 and as of December 31, 2009 have capacity for approximately US$ 80.5 million of additional payments to or investments in the Developing Operations in the event our Coverage Ratio continues to be below 2.0 times. We also designated a wholly owned subsidiary holding company (the “Development Financing Holding Company”) as an Unrestricted Subsidiary at the time we designated the Developing Operations as Unrestricted Subsidiaries. The only asset of this entity at December 31, 2009 was US$ 189.5 million in cash, which can be used to finance our Developing Operations. At the time of the designation, we estimated that this amount would be sufficient to fund our Developing Operations to a break-even cash position. There is no requirement to maintain a minimum cash balance in this company and the full US$ 189.5 million of cash remains available to our Core Operations at any time. However, if some or all of the US$ 189.5 million of initial funding is returned to our Core Operations, unless our Coverage Ratio is above 2.0 times, the total additional cash that we are permitted to transfer from Core Operations to the Developing Operations is restricted to EUR 80.0 million (approximately US$ 115.2 million).

If the Developing Operations exhaust all available cash, it may be possible to re-designate them as Restricted Subsidiaries provided that our Coverage Ratio is not below 2.0 times on a pro forma basis. Our Core Operations are not restricted in the manner or amount of funding support they provide to the Developing Operations if the Developing Operations are Restricted Subsidiaries. Such a re-designation could have adverse consequences on our Coverage Ratio. If a funding need arises for our Unrestricted Subsidiaries, and we are prevented from re-designating our Developing Operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Following the sale of our Ukraine operations to Mr Kolomoisky we will retain ownership of the Development Financing Holding Company and the full US$ 189.5 million cash it held at December 31, 2009. Since only our existing Bulgaria operations will remain as Unrestricted Subsidiaries, and the funding needs of these operations will reduce substantially, we expect that the cash balance remaining in the Development Financing Holding Company will be more than required by the Unrestricted Subsidiaries. Upon the completion of the disposal of our Ukraine operations we will therefore be able to return a large proportion of the cash in the Development Financing Holding Company to a Restricted Subsidiary.

Attracting equity investments.

On May 18, 2009, we issued 14.5 million shares of Class A common stock at a price of $12.00 per share and 4.5 million shares of Class B common stock at a price of $15.00 per share to an affiliate of Time Warner, in exchange for aggregate cash consideration, net of fees paid, of US$ 234.4 million.

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

S&P and Moody’s have both rated our outstanding debt instruments and our corporate credit as follows as of December 31, 2009:

	Senior and Convertible Notes	Corporate	Outlook
S&P	B-	B-	negative
Moody’s		B2	negative

S&P downgraded both of its ratings from BB- to B+ on May 28, 2009 and from B+ to B (with a negative outlook) on August 4, 2009, which they subsequently confirmed on September 29, 2009. S&P further downgraded the rating to B- (with a negative outlook) on November 11, 2009. Moody’s downgraded both of its ratings from Ba2 to Ba3 (with a negative outlook) on March 2, 2009 and from Ba3 to B2 (with a negative outlook) on August 19, 2009.

Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 18.1 times at December 31, 2009 and is calculated as our gross debt divided by our trailing twelve-month EBITDA (excluding stock based compensation) as defined by the ratings agencies. As of December 31, 2009, our total gross debt of US$ 1,458.8 million was the sum of our credit facilities and obligations under capital leases as disclosed in our financial statements and the liability under our swap agreements. Our trailing twelve-month EBITDA (excluding stock based compensation) was US$ 86.9 million. We expect that the acquisition of the bTV group and the sale of our Ukraine operations will improve substantially this ratio.

The ratio of Net Debt/EBITDA is 11.5. This ratio will improve significantly after the sale of our Ukraine operations and the acquisition of the bTV group.

We expect our rating to be maintained. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least $100.0 million of cash in our Restricted Group (Core Operations). We are operating our business with the intention of staying within this liquidity parameter. If we successfully complete the acquisition of the bTV group but do not complete the sale of the Ukraine operations it is likely that our rating will be downgraded.

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

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to early termination of capped call options we had purchased from Lehman Brothers (the “Lehman Brothers Capped Call Options”) to increase the effective conversion price of our Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We have subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.

We had purchased similar capped call options from BNP Paribas (“BNP”) and Deutsche Bank Securities Inc (“DB”), together with the Lehman Brothers Capped Call Options, the “Capped Call Options”, however we consider the likelihood of similar loss on the BNP or DB capped calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the capped calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A common stock upon any conversion of the Convertible Notes.

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

VI (e) Off-Balance Sheet Arrangements

None.

VIl.  Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements that are included in Item 8.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Program Rights

Program rights consist of programming acquired from third parties and programming (film and television) produced locally and form an important component of our station broadcasting schedules.  Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use.  Program rights are amortized on a systematic basis over their expected useful lives.  Both films and series are amortized as shown with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run.  For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run and for those with a three-run license, we amortize 60% on the first run, 30% on the second run and 10% on the third run.  The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program.  To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge.  Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the Consolidated Balance Sheet and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

Recognition of goodwill and intangible assets

In accordance with FASB Statement No. 141(R), “Business Combinations,” (ASC 805) we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill.

The fair value assigned to identifiable intangible assets acquired is supported by valuations that involve the use of a large number of estimates and assumptions provided by management.  If we make different estimates and assumptions, the valuations of identifiable intangible assets change, and the amount of purchase price attributable to these assets also changes, leading to corresponding change in the value of goodwill.

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

Impairment tests of goodwill and indefinite-lived intangible assets are performed at the reporting unit level.  If potential impairments of goodwill exist, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value after adjusting for any impairment of indefinite-lived intangible assets or long-lived assets.  Determination of a reporting unit requires judgment, and on January 1, 2010, we changed our business structure which is likely to change the number and nature of the reporting units we use to assess potential impairment.

The fair value of each reporting unit, and consequently the amount of implied goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit, which we determined to be our business segments (Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic, Slovenia, Ukraine with the exception of the Romania (Media Pro Entertainment) segment, which we determined to have three reporting units (Fiction, Production services and Distribution and Exhibition).  These projected future cash flows are discounted back to the valuation date.  Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units.

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

In all cases, each method involves a number of significant assumptions which could materially change the result, and the decision on whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast operating costs and capital expenditure and the rate of growth into perpetuity. Certain triggering events in 2009 such as the substantial decline of our share price, the global economic crisis and the reduced economic projections specific to our markets in Central and Eastern Europe caused us to perform impairment reviews in both the first and second quarter of 2009. The impairment reviews resulted in an impairment charge to our Bulgaria reporting unit. There were no further impairment indicators in the third or fourth quarter of 2009. Our share price stabilized in the second half of 2009, global economic conditions had improved slightly, and there was an improvement in market participants’ sentiment about future economic performance in our markets. We performed our annual impairment test for goodwill and intangible assets in the fourth quarter of 2009 which did not result in any further impairment charges.

For those reporting units with goodwill (excluding the reporting units from the recent acquisition of Romania (Media Pro Entertainment on December 9, 2009), at December 31, 2009, the following compound cash flow growth rates are necessary to avoid recording a goodwill impairment charge. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting unit	Break even growth rate (%) (1)	Growth rate currently implied (%) (1)
Croatia	9.8%	13.7%
Czech Republic	6.4%	9.4%
Romania	14.0%	22.2%
Slovak Republic	17.5%	23.7%
Slovenia	13.1%	20.6%

(1) Break-even and implied growth rates are calculated by applying a constant annual growth rate to current year cash flow forecasts, with all other variables constant, such that the net present value of all future cash flows to perpetuity equals the carrying value of the reporting unit’s assets for the break-even rate or our estimate of the fair value of the reporting unit for the rate currently implied. Such rates do not indicate our expectation of cash flow growth in any given year, nor are they necessarily comparable with actual growth rates achieved in previous years.

The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the first quarter impairment review and the second quarter impairment review and the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying values (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between first and second quarter review		Necessary to break even (second quarter)

Croatia	(5.1	) %	22.4%
Czech Republic	(8.2	) %	7.3%
Romania	(1.5	) %	47.3%
Slovak Republic	(4.3	) %	29.5%
Slovenia	(3.9	) %	61.1%

There was a negligible change in the cost of capital used between the second quarter impairment review and the annual impairment review performed in the fourth quarter of 2009.

Using our most conservative assumptions, the table below shows whether an adverse change of 10.0% in any of these most conservative assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2009. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically:

10% Adverse Change in	Indefinite-Lived Trademarks	Indefinite-Lived Broadcast Licenses	Goodwill
Cost of Capital	None	None	Czech Republic (9.8%)
Total Advertising Market	None	None	Czech Republic (6.2%)
Market Share	None	None	Czech Republic (6.2%)
Forecast operating costs	Not applicable	None	None
Forecast capital expenditure	Not applicable	None	None
Perpetuity Growth rate	None	None	None

We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods.

The assets most susceptible to changes in such conservative key assumptions are the indefinite lived broadcast license in Slovenia and the goodwill in the Czech Republic.

Revenue Recognition

Net revenues predominantly comprise revenues from the sale of advertising time less discounts, agency commissions, and theatrical distribution of films.  Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured.  In the event that a customer falls significantly behind its contractual payment terms, revenue is deferred until the customer has resumed normal payment terms.

Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue.  Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser.  Payments received in advance of being earned are recorded as deferred income.

We record sales from theatrical distribution of films as films are exhibited. Sales of home videos, net of a return provision, are recognized as income when the videos are delivered to and available for sale by retailers. Revenue from licensing of film and television programming is recognized when we make the material available for airing.

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

In evaluating the realizability of our deferred tax assets, we consider available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets.  Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized.  An ongoing pattern of sustained profitability will generally be considered as sufficient positive evidence.  If the allowance is reversed in a future period, our income tax provision will be reduced to the extent of the reversal.  Accordingly, the establishment and reversal of valuation allowances has had and could continue to have a significant negative or positive impact on our future earnings.

We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) (ASC 740), we recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, we engage in transactions, such as business combinations and dispositions, in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We only recognize tax benefits taken on tax returns when we believe they are “more likely than not” of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations. The liability for accrued interest and penalties at December 31, 2009 is US$ 0.2 million and US$ 0.6 million at December 31, 2008.

Foreign exchange

Our reporting currency and functional currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt.  In addition, our Senior Notes are denominated in Euros.  Our corporate holding companies have a functional currency of the dollar. All of our other operations have functional currencies other than the dollar.

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans, which are generally provided in currencies other than the dollar.  We recorded transaction gains of US$ 82.5 million in 2009 and transaction losses of US$ 37.9 million and US$ 34.4 million in 2008 and 2007, respectively.

The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Equity.

Determination of the functional currency of an entity requires considerable management judgment, which is essential and paramount to this determination.  This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured.  If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some or all of our operations, potentially changing the amounts we report as transaction gains and losses in the Consolidated Statement of Operations as well as the translational gains and losses charged or credited to Accumulated Other Comprehensive Income/(Loss).  In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.

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

Recent Accounting Pronouncements

See Item 8, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards adopted since December 31, 2009 and recently issued accounting standards not yet adopted.

VlIl.  Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided to us by parties known to be connected to our local shareholders.  As stated in FASB Statement No. 57 “Related Party Disclosures” (ASC 850) transactions involving related parties cannot necessarily be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We will continue to review all of these arrangements.

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one for whom we are aware of the existence of an immediate family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Item 8, Note 22, “Related Party Transactions”.

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

The fair value of these instruments as at December 31, 2009, was a liability of US$ 8.6 million.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that are approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Item 8, Note 6, “Senior Debt”).  They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815), and so changes in their fair value are recorded in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other non-current liabilities.

Interest Rate Risk Management

As at December 31, 2009, approximately 23% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at December 31, 2009

	Expected Maturity Dates
	2010	2011	2012	2013	2014	Thereafter

Total Debt in Euro (000’s)
Fixed Rate	-	-	-	-	-	440,000
Average Interest Rate	-	-	-	-	-	11.63%
Variable Rate	22,520	-	-	-	150,000	-
Average Interest Rate	3.54%	-	-	-	2.62%	-

Total Debt in US$ (000’s)	-	-	-	-	-	-
Fixed Rate	-	-	-	475,000	-	-
Average Interest Rate	-	-	-	3.50%	-	-

Total Debt in CZK (000’s)
Variable Rate	1,450,000	-	-	-	-	-
Average Interest Rate	3.19%	-	-	-	-	-
Variable Interest Rate Sensitivity as at December 31, 2009

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at December 31, 2009 (US$ 000’s)	Interest Rate as at December 31, 2009	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
$ 248,532	2.74%	$6,802	$9,287	$11,772	$14,258	$16,743	$19,228

(EUR 172.5 million)

$ 78,942	3.19%	2,518	3,308	4,097	4,887	5,676	6,465

(CZK 1,450.0 million)
Total		$9,320	$12,595	$15,869	$19,145	$22,419	$25,693

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB 51 (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (included in FASB ASC Topic 470, Debt). The Company has retrospectively adjusted all periods presented in the consolidated financial statements for the effect of these changes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 24, 2010

Part II.  Financial Information

Item 8.  Financial Statements and Supplementary Data

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$458,529	$107,433
Accounts receivable (net of allowance) (Note 7)	186,978	221,450
Program rights, net	82,007	67,787
Other current assets (Note 8)	102,291	98,086
Total current assets	829,805	494,756
Non-current assets
Investments (Note 5)	-	16,559
Property, plant and equipment, net (Note 9)	279,436	206,667
Program rights, net	184,038	113,596
Goodwill (Note 4)	1,136,273	1,041,041
Broadcast licenses and other intangible assets, net (Note 4)	398,418	514,732
Other non-current assets (Note 8)	44,817	19,265
Total non-current assets	2,042,982	1,911,860
Total assets	$2,872,787	$2,406,616

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
 CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share data)

	December 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$213,699	$174,885
Credit facilities and obligations under capital leases (Note 11)	117,910	36,502
Other current liabilities (Note 12)	18,114	17,286
Total current liabilities	349,723	228,673
Non-current liabilities
Credit facilities and obligations under capital leases (Note 11)	6,030	38,758
Senior Debt (Note 6)	1,253,928	928,525
Other non-current liabilities (Note 12)	91,266	112,215
Total non-current liabilities	1,351,224	1,079,498
Commitments and contingencies (Note 21)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2008 – nil)	-	-
56,046,176 shares of Class A Common Stock of $0.08 each (December 31, 2008 –36,024,273)	4,484	2,882
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2008 – 6,312,839)	599	505
Additional paid-in capital	1,410,587	1,126,617
Accumulated deficit	(333,993)	(236,836)
Accumulated other comprehensive income	95,912	202,090
Total CME Ltd. shareholders’ equity	1,177,589	1,095,258
Noncontrolling interests	(5,749)	3,187
Total equity	1,171,840	1,098,445
Total liabilities and equity	$2,872,787	$2,406,616

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Year Ended December 31,
	2009	2008	2007
Net revenues	$713,978	$1,019,934	$838,856
Operating expenses:
Operating costs	134,095	145,210	116,859
Cost of programming	389,900	438,203	327,230
Depreciation of station property, plant and equipment	53,651	51,668	32,653
Amortization of broadcast licenses and other intangibles (Note 4)	21,597	35,381	24,970
Cost of revenues	599,243	670,462	501,712
Selling, general and administrative expenses	116,072	140,517	126,688
Impairment charge (Note 4)	81,843	336,752	-
Operating (loss) / income	(83,180)	(127,797)	210,456
Interest income	2,916	10,006	5,728
Interest expense (Note 16)	(115,771)	(82,481)	(54,936)
Foreign currency exchange gain / (loss), net	82,461	(37,877)	(34,409)
Change in fair value of derivatives (Note 13)	1,315	6,360	(3,703)
Other income	1,521	2,620	7,891
(Loss) / income from continuing operations before tax	(110,738)	(229,169)	131,027
Credit / (provision) for income taxes	3,193	(34,525)	(20,822)
(Loss) / income from continuing operations	(107,545)	(263,694)	110,205
Discontinued operations, net of tax (Note 20)	(262)	(3,785)	(4,480)
Net (Loss) / income	(107,807)	(267,479)	105,725
Net loss / (income) attributable to noncontrolling interests	10,650	(2,067)	(17,107)
Net (Loss) income attributable to CME Ltd.	$(97,157)	$(269,546)	$88,618

Net (loss) / income	(107,807)	(267,479)	105,725
Currency translation adjustment	(106,604)	(88,609)	158,825
Obligation to repurchase shares	-	488	(488)
Comprehensive (loss) / income	$(214,411)	$(355,600)	$264,062
Comprehensive income / (loss) attributable to noncontrolling interests	11,076	(2,071)	(17,157)
Comprehensive (loss) / income attributable to CME Ltd.	$(203,335)	$(357,671)	$246,905

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Year Ended December 31,
	2009	2008	2007
PER SHARE DATA (Note 18):
Net (loss) / income per share:
Continuing operations - Basic	$(1.78)	$(6.28)	$2.25
Continuing operations - Diluted	(1.78)	(6.28)	2.23
Discontinued operations – Basic	(0.01)	(0.09)	(0.11)
Discontinued operations - Diluted	(0.01)	(0.09)	(0.11)
Net (loss) / income attributable to CME Ltd common shareholders – Basic	(1.79)	(6.37)	2.14
Net (loss) / income attributable to CME Ltd common shareholders – Diluted	$(1.79)	$(6.37)	$2.12

Weighted average common shares used in computing per share amounts (000’s):
Basic	54,344	42,328	41,384
Diluted	54,344	42,328	41,833

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s)

	CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2006	34,412,138	$2,753	6,312,839	$505	$931,108	$(30,528)	$131,928	$26,189	$1,061,955
Impact of adoption of FIN 48	-	-	-	-	-	(3,219)	-	-	(3,219)
Stock-based compensation	-	-	-	-	6,402	-	-	-	6,402
Shares issued, net of fees	1,275,227	102	-	-	109,751	-	-	-	109,853
Stock options exercised	315,833	25	-	-	4,075	-	-	-	4,100
Acquisitions of noncontrolling interests	-	-	-	-	-	-	-	(13,948)	(13,948)
Dividends paid to holders of noncontrolling interests	-	-	-	-	-	-	-	(6,243)	(6,243)
Net income	-	-	-	-	-	88,618	-	17,107	105,725
Currency translation adjustment	-	-	-	-	-	-	158,775	50	158,825
Obligation to repurchase shares	-	-	-	-	-	-	(488)	-	(488)
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$54,871	$290,215	$23,155	$1,422,962
Stock-based compensation	-	-	-	-	7,133	-	-	-	7,133
Stock options exercised	21,075	2	-	-	1,220	-	-	-	1,222
Purchase and extinguishment of capped call options (Note 6)	-	-	-	-	(41,157)	(22,161)	-	-	(63,318)
Acquisitions of noncontrolling interests	-	-	-	-	-	-	-	(18,861)	(18,861)
Dividends paid to holders of noncontrolling interests	-	-	-	-	-	-	-	(3,178)	(3,178)
Bifurcation of equity option embedded in convertible notes	-	-	-	-	108,085	-	-	-	108,085
Net loss	-	-	-	-	-	(269,546)	-	2,067	(267,479)
Currency translation adjustment	-	-	-	-	-	-	(88,613)	4	(88,609)
Obligation to repurchase shares	-	-	-	-	-	-	488	-	488
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s)

	CME Ltd. Shareholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	6,180	-	-	-	6,180
Acquisition of noncontrolling interests	-	-	-	-	(24,090)	-	-	3,965	(20,125)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,848	-	-	-	234,368
Shares issued in connection with the acquisition of Media Pro Entertainment (Note 3)	2,200,000	176	-	-	55,264	-	-	-	55,440
Warrants issued in connection with the acquisition of Media Pro Entertainment (Note 3)	-	-	-	-	13,768	-	-	-	13,768
Conversion of class B shares (Note 14)	3,321,903	266	(3,321,903)	(266)	-	-	-	-	-
Dividends paid to holders of noncontrolling interest	-	-	-	-	-	-	-	(1,825)	(1,825)
Net loss	-	-	-	-	-	(97,157)	-	(10,650)	(107,807)
Currency translation adjustment	-	-	-	-	-	-	(106,178)	(426)	(106,604)
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
	For the Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(107,807)	$(267,479)	$105,725
Adjustments to reconcile net (loss) / income to net cash (used in) / generated from operating activities:
Loss from discontinued operations (Note 20)	262	3,785	4,480
Depreciation and amortization	324,356	350,364	254,463
Impairment charge (Note 4)	81,843	336,752	-
Loss on disposal of fixed assets	510	51	-
Stock-based compensation (Note 17)	6,218	6,107	5,734
Change in fair value of derivatives (Note 13)	(1,315)	(6,360)	3,703
Foreign currency exchange (gain) / loss, net	(82,461)	37,877	34,409
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	51,924	(13,654)	(57,449)
Program rights	(208,785)	(251,462)	(255,147)
Other assets	(2,921)	(3,638)	(4,192)
Accounts payable and accrued liabilities	(52,420)	(15,065)	7,914
Income taxes payable	(10,206)	(18,308)	15,423
Deferred taxes	(23,368)	(19,550)	(2,202)
VAT and other taxes payable	(7,636)	(3,865)	(6,166)
Net cash (used in) / generated from continuing operating activities	(31,806)	135,555	106,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in restricted cash	-	-	(440)
Purchase of property, plant and equipment	(50,063)	(78,665)	(79,943)
Proceeds from disposal of property, plant and equipment	1,012	408	570
Investments in subsidiaries and unconsolidated affiliates	(39,817)	(512,531)	(156,535)
Repayment of loans and advances to related parties	(10,295)	1,990	450
Net cash used in continuing investing activities	(99,163)	(588,798)	(235,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	234,368	-	109,853
Net proceeds from issuance of Senior Notes	634,048	-	199,400
Redemption or repayment of Senior Notes	(371,073)	-	(169,010)
Net proceeds from issuance of Convertible Notes	-	463,560	-
Purchase of capped call option	-	(63,318)	-
Proceeds from credit facilities	266,472	223,091	177,515
Payment of credit facilities and capital leases	(287,723)	(176,615)	(182,391)
Proceeds from exercise of stock options	-	1,222	4,100
Excess tax benefits from share based payment arrangements	269	1,026	668
Distributions paid to holders of noncontrolling interests	(1,506)	(4,408)	(4,605)
Net cash received from continuing financing activities	474,855	444,558	135,530

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(1,294)	(4,920)	(6,001)
NET CASH USED IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	-	(495)	(1,520)
Impact of exchange rate fluctuations on cash	8,504	(21,279)	(1,896)

Net increase / (decrease) in cash and cash equivalents	351,096	(35,379)	(3,090)
CASH AND CASH EQUIVALENTS, beginning of period	107,433	142,812	145,902
CASH AND CASH EQUIVALENTS, end of period	$458,529	$107,433	$142,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$61,940	$55,331	$46,313
Cash paid for income taxes (net of refunds)	$28,440	$72,974	$40,903

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of equity in connection with the acquisition of Media Pro Entertainment	$55,440	-	-
Issuance of warrants in connection with the acquisition of Media Pro Entertainment	$13,768	-	-
Contribution of investment in connection with the acquisition of Media Pro Entertainment	$19,236	-	-
Acquisition of property, plant and equipment under capital lease	$114	$554	$136

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We are a vertically integrated media company operating leading broadcasting, internet and TV content businesses in seven Central and Eastern European countries with an aggregate population of approximately 97 million people. At December 31, 2009, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.

Our subsidiaries, equity-accounted affiliates and cost investments as at December 31, 2009 were:

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
Top Tone Media S.A.	80.00%	Luxembourg	Subsidiary
Zopal S.A.	80.00%	Luxembourg	Subsidiary
PRO BG MEDIA EOOD	80.00%	Bulgaria	Subsidiary
LG Consult EOOD	80.00%	Bulgaria	Subsidiary
Top Tone Media Bulgaria EOOD	80.00%	Bulgaria	Subsidiary
Ring TV EAD	80.00%	Bulgaria	Subsidiary

Nova TV d.d.	100.00%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.00%	Croatia	Subsidiary
Media House d.o.o.	100.00%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	100.00%	Croatia	Subsidiary

CET 21 spol. s r.o.	100.00%	Czech Republic	Subsidiary
Jyxo, s.r.o.	100.00%	Czech Republic	Subsidiary
BLOG Internet, s.r.o.	100.00%	Czech Republic	Subsidiary
Mediafax s.r.o.	100.00%	Czech Republic	Subsidiary

Media Pro International S.A.	95.00%	Romania	Subsidiary
Media Vision S.R.L.	95.00%	Romania	Subsidiary
Pro TV S.A.	95.05%	Romania	Subsidiary
Sport Radio TV Media S.R.L.	95.04%	Romania	Subsidiary
Music Television System S.R.L.	95.05%	Romania	Subsidiary
Campus Radio S.R.L.	19.01%	Romania	Equity-Accounted Affiliate

CME Slovak Holdings B.V.	100.00%	Netherlands	Subsidiary
A.R.J., a.s.	100.00%	Slovak Republic	Subsidiary

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
MARKÍZA-SLOVAKIA, spol. s r.o.	100.00%	Slovak Republic	Subsidiary
GAMATEX, spol. s r.o.	100.00%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M., a.s.	100.00%	Slovak Republic	Subsidiary (in liquidation)
MEDIA INVEST, spol. s r.o.	100.00%	Slovak Republic	Subsidiary
EMAIL.SK s.r.o.	80.00%	Slovak Republic	Subsidiary
PMT, s.r.o.	31.50%	Slovak Republic	Cost Investment

MMTV 1 d.o.o.	100.00%	Slovenia	Subsidiary
Produkcija Plus d.o.o.	100.00%	Slovenia	Subsidiary
POP TV d.o.o.	100.00%	Slovenia	Subsidiary
Kanal A d.o.o.	100.00%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.00%	Slovenia	Equity-Accounted Affiliate
TELEVIDEO d.o.o. (trading as TV Pika)	100.00%	Slovenia	Subsidiary

CME Cyprus Holding II Ltd.	100.00%	Cyprus	Subsidiary
TV Media Planet Ltd.	100.00%	Cyprus	Subsidiary
CME Cyprus Holding Ltd.	100.00%	Cyprus	Subsidiary
International Media Services Ltd.	100.00%	Bermuda	Subsidiary
CME Ukraine Holding II B.V.	100.00%	Netherlands	Subsidiary
Grizard Investments Limited	100.00%	Cyprus	Subsidiary
Grintwood Investments Limited	100.00%	Cyprus	Subsidiary
Innova Film GmbH	100.00%	Germany	Subsidiary
1+1 Production	100.00%	Ukraine	Subsidiary
Studio 1+1 LLC	100.00%	Ukraine	Subsidiary
Ukrainian Media Services LLC	100.00%	Ukraine	Subsidiary
Ukrpromtorg-2003 LLC	100.00%	Ukraine	Subsidiary
Gravis-Kino LLC	100.00%	Ukraine	Subsidiary
TV Stimul LLC	100.00%	Ukraine	Subsidiary
TOR LLC	100.00%	Ukraine	Subsidiary
ZHYSA LLC	100.00%	Ukraine	Subsidiary
Glavred-Media LLC	10.00%	Ukraine	Cost Investment

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Company Name	Effective Voting Interest	Jurisdiction of Organization	Type of Affiliate (1)
CME Media Pro B.V.	100.00%	Netherlands	Subsidiary
Media Pro Pictures s.r.o.	100.00%	Czech Republic	Subsidiary
Zmĕna, s.r.o.	51.00%	Czech Republic	Subsidiary
Taková normální rodinka, s.r.o.	51.00%	Czech Republic	Subsidiary
Media Pro Pictures S.A.	100.00%	Romania	Subsidiary
Media Pro Distribution S.R.L.	100.00%	Romania	Subsidiary
Media Pro Music and Entertainment S.R.L.	100.00%	Romania	Subsidiary
Pro Video S.R.L.	100.00%	Romania	Subsidiary
Hollywood Multiplex Operation S.R.L.	100.00%	Romania	Subsidiary
Domino Production S.R.L.	51.00%	Romania	Subsidiary
Studiourile Media Pro S.A.	92.20%	Romania	Subsidiary
Promance International S.R.L.	100.00%	Romania	Subsidiary
Pro Video Film and Distribution Kft	100.00%	Hungary	Subsidiary

Central European Media Enterprises N.V.	100.00%	Netherlands Antilles	Subsidiary
Central European Media Enterprises II B.V.	100.00%	Netherlands Antilles	Subsidiary
CME Media Enterprises B.V.	100.00%	Netherlands	Subsidiary
CME Investments B.V.	100.00%	Netherlands	Subsidiary
CME Programming B.V.	100.00%	Netherlands	Subsidiary
CME Ukraine Holding B.V.	100.00%	Netherlands	Subsidiary
CME Development Financing B.V.	100.00%	Netherlands	Subsidiary
CME Ukraine Holding GmbH	100.00%	Austria	Subsidiary
CME Development Corporation	100.00%	Delaware (USA)	Subsidiary
CME Media Services Limited	100.00%	United Kingdom	Subsidiary
CME SR d.o.o.	100.00%	Serbia	Subsidiary
_______________________________

(1) All subsidiaries have been consolidated in our Financial Statements.  All equity-accounted affiliates have been accounted for using the equity method.  All cost investments have been accounted for using the cost method.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

FASB Codification project

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On July 1, 2009 we adopted FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). FAS 168 became the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. FAS 168 reorganizes the thousands of accounting pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. For convenience, references to pre-codification standards have been retained in this filing but are accompanied parenthetically by a reference to the appropriate section in the Accounting Standards Codification™ (“ASC”, “the Codification”). In future filings, all references to authoritative accounting literature will be in accordance with the Codification only.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. A bad debt provision is maintained for estimated losses resulting from our customers’ inability to make payments.

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

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for delivery, the license period has begun, collectability of the cash is reasonably assured and all of our contractual obligations have been satisfied.

Subscription revenues

Subscriber fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate.  Subscriber revenue is recognized as contracted, based upon the level of subscribers.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Barter transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services.  Revenue from barter transactions is recognized as income when advertisements are broadcast.  Expenses are recognized when goods or services are received or used.  We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable.  Barter revenue amounted to US$ 3.7 million, US$ 5.6 million and US$ 5.0 million for the years ending December 31, 2009, 2008 and 2007, respectively.

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

Construction-in-progress is not depreciated until put into use.  Capital leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.  Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Costs of repairs and maintenance are expensed as incurred. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs of disposal.

Long-Lived Assets Including Intangible Assets with Finite Lives

Long-lived assets include property, plant, equipment and intangible assets with finite lives.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) (ASC 360), we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

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

Produced program rights

Program rights that are produced by us consist of deferred film and television costs including direct costs, production overhead and development costs. Program rights are amortized on an individual production basis using the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs. Such program rights are stated at the lower of cost less accumulated amortization or net realizable value.  Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program.  To the extent that expected revenues are insufficient, the program rights are written down to their net realizable value.

Produced program rights are classified as current or non-current assets based on anticipated usage.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination.  In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) (ASC 350), the carrying value of goodwill is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We evaluate goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment exists when the carrying value of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite life intangible assets.  Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value which is calculated by deducting the fair value of all assets, including recognized and unrecognized intangible assets from the fair value of the reporting unit.  We have determined that our reporting units are the same as our operating segments, except for Romania (Media Pro Entertainment) which we determined to have three reporting units (Fiction, Production Services and Distribution and Exhibition).

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

Indefinite-lived intangible assets are not amortized.  We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under FAS 142 (ASC 350), an impairment loss is recognized if the carrying value of an indefinite-lived intangible asset exceeds its fair value.

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

Income Taxes

We account for income taxes under the asset and liability method as set out in FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) (ASC 740).  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. In evaluating the realizability of our deferred tax assets, we consider available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) (ASC 740), we recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, we engage in transactions, such as business combinations and dispositions, in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We only recognize tax benefits taken on tax returns when we believe they are “more likely than not” of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained.

We recognize, when applicable, both accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations. The liability for accrued interest and penalties at December 31, 2009 is US$ 0.2 million and US$ 0.6 million at December 31, 2008.

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the dollar.  The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income/(Loss), a component of Equity.  Translation adjustments arising from intercompany financing that is in the nature of a long-term investment are accounted for in a similar manner.  At December 31, 2009,  a translation loss of US$ 95.1 million (December 31, 2008: a loss of US$ 38.7 million, December 31, 2007: a gain of US$ 79.2 million) related to such intercompany financing is included in Accumulated Other Comprehensive Income/ (loss).

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in Foreign currency exchange gain/ (loss), net in the Consolidated Statement of Operations in the period during which they arise.

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

Operating lease costs are expensed on a straight-line basis over the term of the lease.

Financial Instruments

Fair value of financial instruments

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The carrying value of financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, and credit facilities approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt is included in Note 6, “Senior Debt”.

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

Stock-Based Compensation

Stock based compensation is accounted for under FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”) (ASC 718), which requires the recognition of stock-based compensation at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award.

Contingencies

Contingencies are recorded in accordance with FASB Statement No. 5, “Accounting for Contingencies” (ASC 450).   The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the Consolidated Statement of Operations if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss will be incurred.

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
In the fourth quarter of 2008, we agreed to acquire 100% of the KINO channel from our minority partners and to sell them our interest in the CITI channel. The transaction closed in February 2009. The results of the CITI channel were treated as discontinued operations for each period presented. See Note 20, “Discontinued Operations”.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ending December 31, 2009, 2008 and 2007 totaled US$ 13.5 million, US$ 15.9 million and US$ 11.7 million, respectively.

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

Noncontrolling Interests

On January 1, 2009, we adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“FAS 160”) (ASC 810), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FAS 160 (ASC 810) clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 (ASC 810) also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  FAS 160 (ASC 810) also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

On adoption of FAS 160 (AS 810) we began to attribute the net losses of our Bulgaria operations to the holders of the noncontrolling interest. This resulted in a reduction to the net loss attributable to CME Ltd. in accordance with paragraph 15 of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”)(ASC 810). We had previously not attributed these losses because it would have resulted in a deficit noncontrolling interest. Had we continued to apply the previous requirements of ARB 51 (ASC 810), the impact on consolidated net income attributable to the Company and earnings per share would have been as follows:

For the Year Ended December 31, 2009
Net income / (loss) attributable to CME Ltd. as reported	$(97,157)
Deduct: noncontrolling interest in income recognized since the adoption of FAS 160 (ASC 810)	(10,910)
Pro Forma net income / (loss)	$(108,067)
Net loss per share – Basic (As reported)	$(1.79)
Net loss per share – Basic (Pro Forma)	$(1.99)
Net loss per share – Diluted (As reported)	$(1.79)
Net loss per share – Diluted (Pro Forma)	$(1.99)

Other than the increases in net losses for the year ended December 31, 2009 noted above, we reclassified certain prior period balances in our Consolidated Balance Sheet, Consolidated Statement of Operations and Statement of Equity to reflect the new presentation requirements of FAS 160 (ASC 810) as shown below.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

FSP APB 14-1 (ASC 470) requires retrospective application; therefore we restated both opening  equity in 2009 and comparative amounts for 2008 in the consolidated financial statements in 2009 to reflect revised equity and liability balances on issuance of our Convertible Notes (as defined hereinafter) of US$ 108.1 million (net of allocated acquisition costs) and US$ 364.2 million, respectively.

The impact on the 2008 comparative amounts for the year ended December 31, 2008 of the adoption of both FSP APB 14-1 (ASC 470) and FAS 160 (ASC 810) was as follows:

		Impact of adopting
	As reported	FSP APB 14-1 (ASC 470)	FAS 160 (ASC 810)	As Adjusted
Consolidated Statement of Operations
		For the Year ended December 31, 2008
Interest expense	$(68,475)	$(14,006)	$-	$(82,481)
Noncontrolling interest in income of consolidated subsidiaries (1)	(2,071)	-	4	(2,067)
Net (loss) / income	$(255,544)	$(14,006)	$4	$(269,546)

Net loss per share
Net loss (Basic)	$(6.04)	$(0.33)	$0.00	$(6.37)
Net loss (Diluted)	$(6.04)	$(0.33)	$0.00	$(6.37)
	As at December 31, 2008
		Impact of adopting
	As reported	FSP APB 14-1 (ASC 470)	FAS 160 (ASC 810)	As Adjusted
Consolidated Balance Sheet
Other current assets	$98,725	$(639)	$-	$98,086
Other non-current assets	20,743	(1,478)	-	19,265
Senior Debt	1,024,721	(96,196)	-	928,525
Additional paid-in capital	1,018,532	108,085	-	1,126,617
Accumulated deficit	(224,086)	(14,006)	1,256	(236,836)
Accumulated Other Comprehensive Income	$203,346	$-	$(1,256)	$202,090
(1) As required by FAS 160 (ASC 810), minority interest in income of consolidated subsidiaries was renamed “Net income attributable to noncontrolling interests”. We also reclassified the associated Minority Interest account in the Consolidated Balance Sheet into Equity and renamed it “Noncontrolling interests”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Business Combinations

On January 1, 2009, we adopted FASB Statement No. 141(R), “Business Combinations” (“FAS 141(R)”) (ASC 805), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) (ASC 805) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  FAS 141(R) (ASC 805) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  FAS 141(R) (ASC 805) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Because the requirements of FAS 141(R) (ASC 805) are largely prospective, its adoption did not have a material impact on our financial position or results of operations. However, we recognized an expense of approximately US$ 0.9 million in the fourth quarter of 2008 for acquisition costs incurred on potential acquisitions that did not complete prior to December 31, 2008 and for which capitalization is prohibited under FAS 141(R) (ASC 805).

On January 1, 2009, we adopted the Emerging Issues Task Force (“EITF”) consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”) (ASC 350). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7 (ASC 350), a defensive intangible asset would need to be accounted for as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 (ASC 350) was effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted FASB Staff Position No. FAS 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) (ASC 350) which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) (ASC 350), especially where the underlying arrangement includes renewal or extension terms. FSP FAS 142-3 (ASC 350) was effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 (ASC 350) did not have a material impact on our financial position or results of operations.

On January 1, 2009, we adopted the EITF consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”) (ASC 323) which addresses certain effects of FAS 141(R) (ASC 805) and FAS 160 (ASC 810) on an entity’s accounting for equity-method investments. The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. EITF 08-6 (ASC 323) is effective for transactions occurring after December 31, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

Derivative Disclosure

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On January 1, 2009, we adopted FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133” (“FAS 161”) (ASC 815) which enhances the disclosure requirements about derivatives and hedging activities. FAS 161 (ASC 815) requires enhanced narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) (ASC 815), and what impact they have on financial position, results of operations and cash flows. FAS 161 (ASC 815) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of FAS 161 (ASC 815) did not have a material impact on our financial position or results of operations.

Subsequent Events

In May 2009, we adopted, FASB Statement No. 165, “Subsequent Events” (“FAS 165”) (ASC 855). FAS 165 (ASC 855) stipulates the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date including a requirement to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. FAS 165 (ASC 855) was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 (ASC 855) did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167”) (ASC 810). FAS 167 (ASC 810) amends FIN 46(R) (ASC 810) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 (ASC 810) is effective for fiscal years beginning after November 15, 2009 and early adoption is prohibited. We are currently evaluating the impact of adopting this standard on our financial position and results of operations.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”) (ASC 860). FAS 166 removes the concept of a qualifying special-purpose entity from FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS 140”) (ASC 860) and removes the exception from applying FASB Interpretation No. 46 (revised, December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) (ASC 810). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 (ASC 860) is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our financial position and results of operations.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. The ASU clarifies the scope of the decrease in ownership provisions of ASC 810-10 (previously FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASU 2010-2 expands the scope of the noncontrolling interest standard to include subsidiaries and groups of assets that are businesses or are nonprofit activities. Accordingly, more disposal transactions will be subject to the full gain and loss recognition requirements in the consolidation guidance of ASC 810-10. There is, however an exception for transactions that qualify as partial sales of in-substance real estate even if these transactions involve businesses. Finally, the ASU expands the required disclosures upon deconsolidation of a subsidiary. The ASU’s amendments are effective in the beginning of the period in which an entity adopts Statement 160. The retrospective adoption of ASU 2010-2 for the year ended December 31, 2009 did not have a material impact on our financial position and results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU amends Subtopic 820-10 (previously FASB Statement No. 157) and requires new disclosures related to transfers into and out of Levels 1 and 2 and separate disclosures related to purchases, sales, issuances and settlements in the roll forward for Level 3 inputs. The update also clarifies existing guidance for fair value measurements for each class of assets and liabilities as well as for disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances and settlements in the roll forward for Level 3 inputs which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this update related to the Level 1 and 2 inputs did not impact our financial position or results of operations. We do not expect there to be an impact on our financial position or results of operations related to the Level 3 inputs upon implementation in the annual period ending December 31, 2010.

3.  ACQUISITIONS AND DISPOSALS

Romania

Acquisition of Media Pro Entertainment

In order to progress our strategy to become a vertically integrated media company, on December 9, 2009, we acquired the companies comprising Media Pro Entertainment (“MPE”) from Media Pro Management S.A. and Metrodome B.V., together “Media Pro”, two companies beneficially owned by Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors since December 8, 2009. We purchased 100% of each of Media Pro Pictures S.A. (“Media Pro Pictures”), Pro Video s.r.l., Media Pro Music and Entertainment s.r.l., Media Pro Distribution s.r.l., Hollywood Multiplex Operations s.r.l. and Media Pro Pictures s.r.o., as well as the 92.2% interest that Media Pro Pictures holds in Media Pro Studios (Studiorile) S.A. and the 51% interest that Media Pro Pictures holds in Domino Production s.r.l. MPE produces and distributes television and film content and owns studio and production facilities and cinemas in Central and Eastern Europe.

We are integrating our existing fiction, reality and entertainment television production units with the acquired Media Pro Entertainment entities to create a dedicated content division to be called Media Pro Entertainment consisting of fiction, reality and entertainment production services and distribution operations across all of our territories. This acquistion provides us with a proven source of contents which will alllow us to create new content and further diversify our revenue streams.  This acquisition is expected to deliver significant synergies over the medium-term, including in cost, quality and availability of local production for our broadcast operations.

Total consideration comprised US$ 10.0 million in cash, 2.2 million shares of our Class A Common Stock (with a fair value of US$ 55.4 million at the date of acquisition) and warrants to purchase an additional 850,000 shares of our Class A common stock at an excercise price of US$ 21.75 (valued at US$ 13.8 million at the date of acquisition). In connection with the acquisition, we transferred our 10.0% interest in Metrodome B.V. and our 8.7% interest in Media Pro Management S.A. to Mr. Sarbu for no additional consideration, together valued at US$ 19.2 million at the date of acquisition.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We measured the fair value of the warrants using the Black Scholes method using the following assumptions.

Market Price	$25.20
Exercise Price	$21.75
Expected Term	6 years
Volatility	67.8%
Dividend Rate	0%
Risk Free Rate	1.67%
Warrant value	$16.198
Total Value	$13,768

At the date of the acquisition, we determined that the warrants met the definition of an equity instrument within the scope of EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) (ASC 480) and consequently recognized them on issuance at fair value within Additional Paid-In Capital. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified within Equity.

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at December 9, 2009, which is complete with the exception of a final review of certain tax positions. We expect to finalize the purchase price allocation in the first quarter of 2010.The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Date of Acquisition (in US$’000’s)

Cash and cash equivalents	$6,638
Property, plant and equipment	79,588
Program rights	17,802
Trademarks	7,254
Other intangible assets subject to amortization (1)	4,992
Deferred tax assets	11,960
Deferred tax liabilities	(18,812)
Other net liabilities	(53,933)
Noncontrolling interest	(4,067)
Goodwill (2)	47,023
Total purchase price	$98,445

(1) The other intangible assets subject to amortization consist of favorable lease agreement and a contract to distribute Warner Brothers exclusively in Hungary and Romania which are being amortized over the life of the lease and the contract using the effective interest method
(2) No goodwill is expected to be deductible for tax purposes.

2008 Acquisition of Radio Pro

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In order to further strengthen our position in the youth market in Romania and complement our acquisition of the license for MTV Romania, on April 17, 2008 we purchased certain assets of Radio Pro from companies controlled by Mr. Sarbu for total consideration of RON 47.2 million (approximately US$ 20.6 million at the date of acquisition).

We determined that the assets we acquired met the definition of a business and therefore performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Acquisition (in US$’000’s)

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

Slovenia

Acquisition of Televideo

On September 2, 2009, we acquired the remaining 80% ownership interest in Televideo for cash consideration of EUR 1.2 million (approximately US$ 1.7 million at the date of acquisition). Televideo operates the TV PIKA channel, a female-orientated general cable channel. In connection with this transaction we allocated EUR 0.2 million (approximately US$ 0.3 million) to trademarks and EUR 1.7 million (approximately US$ 2.4 million) to goodwill.

Ukraine

Acquisition of KINO noncontrolling interest

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining noncontrolling interests in our channels, we reached an agreement with our minority partners to acquire 100.0% of the KINO channel and to transfer to them our interest in the CITI channel, a local station that broadcasts in the Kiev region. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino, a new entity spun off from Gravis LLC (“Gravis”), which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners their interests in Tor, Zhysa, TV Stimul, Ukrpromtorg-2003 LLC and Gravis-Kino and selling to them for a de minimis amount our interest in Gravis, which owns the broadcasting licenses and other assets of the CITI channel. The total consideration paid by us for these interests was US$ 10.0 million, including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009. In addition, on February 10, 2009, we acquired from an entity controlled by Alexander Tretyakov, our former partner in KINO and CITI, a 10.0% ownership interest in Glavred-Media LLC (“Glavred”) for US$ 12.8 million. Glavred owns a number of websites and print publications as well as a radio station. Igor Kolomoisky, a shareholder and member of our Board of Directors, indirectly holds a 90% interest in Glavred.

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

The amounts allocated to consideration for KINO totaled approximately US$ 23.9 million, represented by the fair value of the net assets of the CITI channel transferred (US$ 1.1 million), cash payments of US$ 8.5 million for the equity interests, US$ 1.5 million for transitional services, and the US$ 12.8 million we paid for the investment in Glavred, which we concluded formed part of the consideration. We determined the Glavred investment to have a fair value of US$ nil at the date of acquisition.

The balance of noncontrolling interest recorded at the date of acquisition was US$ nil because the operations had been loss-making. Therefore, the full consideration of US$ 23.9 million was recognized as a reduction to equity.

4. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine.  No goodwill is expected to be deductible for tax purposes.

Goodwill:

Goodwill as at December 31, 2009, 2008 and 2007 is summarized as follows:
	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Ukraine	TOTAL

Gross balance, Dec 31, 2007	$-	$11,227	$951,286	$74,667	$57,635	$18,393	$11,593	$1,124,801
Accumulated impairment losses	-	(10,454)	-	-	-	-	-	(10,454)
Net balance, Dec 31, 2007	-	773	951,286	74,667	57,635	$18,393	$11,593	1,114,347
Additions	74,137	-	-	2,394	-	-	251,209	327,740
Allocation/Adjustment	-	-	-	(525)	-	-	(59)	(584)
Impairment charge	(64,044)	-	-	-	-	-	(262,743)	(326,787)
Foreign currency movement	(10,093)	(34)	(62,350)	(4,200)	4,007	(1,005)	-	73,675
Net balance, Dec 31, 2008	$-	$739	$888,936	$72,336	$61,642	$17,388	$-	$1,041,041
Gross balance, Dec 31, 2008	64,044	11,193	888,936	72,336	61,642	17,388	262,743	$1,378,282
Accumulated impairment losses	(64,044)	(10,454)	-	-	-	-	(262,743)	(337,241)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Ukraine	Media Pro Entertainment (1)	TOTAL

Gross balance, Dec 31, 2008	$64,044	$11,193	$888,936	$72,336	$61,642	$17,388	$262,743	$-	$1,378,282
Accumulated impairment losses	(64,044)	(10,454)	-	-	-	-	(262,743)	-	(337,241)
Net balance, Dec 31, 2008	$-	$739	$888,936	$72,336	$61,642	$17,388	$-	$-	$1,041,041
Additions	-	-	-	-	-	2,439	-	47,023	$49,462
Allocation/Adjustment	-	-	-	-	-	-	-	-	-
Impairment charge	-	-	-	-	-	-	-	-	$-
Foreign currency movement	-	18	47,332	(2,511)	1,348	571	-	(988)	$45,770
Net balance, Dec 31, 2009	-	$757	936,268	69,825	62,990	20,398	-	46,035	$1,136,273
Gross balance, Dec 31, 2009	$64,044	11,211	936,268	69,825	62,990	20,398	262,743	46,035	1,473,514
Accumulated impairment losses	(64,044)	(10,454)	-	-	-	-	(262,743)	-	(337,241)
(1) We have determined that MPE has three reporting units: Fiction, Production services and Distribution. As a result of the acquisition of MPE, goodwill was allocated to each of the three reporting units based on the relative enterprise value of each reporting unit. The enterprise value of each reporting unit was based on discounted cash flow modes for each reporting unit.

	Net balance, Dec 31, 2008	Additions	Foreign currency movement	Net balance, Dec 31, 2009
Fiction	$-	$18,935	$(398)	$18,537
Production services	-	10,164	(214)	9,950
Distribution and Exhibition	-	17,924	(376)	17,548
TOTAL MPE	$-	$47,023	$(988)	$46,035

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at December 31, 2009 and 2008 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2007	$50,748	$187,178	$60,084	$73,267	$2,145	$373,422
Reallocation (1)	-	-	-	-	624	624
Additions	14,177	139,235	50,198	598	7,473	211,681
Impairment	-	(637)	(8,703)	-	(625)	(9,965)
Amortization	-	(25,088)	(1,054)	(8,155)	(1,084)	(35,381)
Foreign currency movements	(5,069)	(18,630)	(3,478)	2,570	(1,042)	(25,649)
Balance, December 31, 2008	$59,856	$282,058	$97,047	$68,280	$7,491	$514,732
Additions	-	-	7,543	-	4,992	12,535
Impairment	-	(75,788)	(76)	-	(4,882)	(80,746)
Amortization	-	(13,057)	(501)	(7,246)	(793)	(21,597)
Foreign currency movements	(1,350)	(14,637)	(10,655)	650	(514)	(26,506)
Balance, December 31, 2009	$58,506	$178,576	$93,358	$61,684	$6,294	$398,418
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

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fourteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Gross value	$454,377	$549,140
Accumulated amortization	(114,465)	(94,264)
Net book value of amortized intangible assets	$339,912	$454,876
Indefinite-lived broadcast licenses	58,506	59,856
Total broadcast licenses and other intangible assets, net	$398,418	$514,732

The estimated future amortization expense for our intangible assets with finite lives as of December 31, 2009 is as follows:

2010	$26,346
2011	29,159
2012	28,557
2013	28,509
2014	28,773

Impairment charges:

Summary.

We recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2009:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

We recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2008. We did not recognize any impairment charges in 2007.

	Long-Lived Assets			Goodwill and Indefinite-Lived Intangible Assets
	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Indefinite-Lived Trademarks	Goodwill	Total
Bulgaria	$222	$-	$625	$-	$64,044	$64,891
Ukraine	-	637	-	8,481	262,743	271,861
Total	$222	$637	$625	$8,481	$326,787	$336,752

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment.

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year under FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) (ASC 350).  Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level under FASB Statement No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“FAS 144”) (ASC 360) when there is an indication that they may be impaired.

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

Goodwill is evaluated for impairment at the reporting unit level. We have determined that each of our operating segments is a reporting unit, with the exception of Romania (Media Pro Entertainment), which we determined to have three reporting units as disclosed above. Long-lived assets are evaluated at the asset group level and we have determined that, with the exception of Bulgaria, each reporting unit is also an asset group because they are the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In Bulgaria, there are two asset groups, RING.BG and PRO.BG.

In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying value of its assets, including goodwill. If the fair value of the reporting unit is less than its carrying value, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of that goodwill after adjusting for any impairment of indefinite-lived intangible assets or long-lived assets.

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

Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro economic environment in general and the advertising market and our share of it in particular. While this has involved an appreciation of historical trends, we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with local management.

At present, future macro economic developments in our markets are still uncertain. There are a wide range of economic forecasts which generally anticipate continued declines in the size of television advertising markets in the countries in which we operate before they begin to recover in 2010. Some of the key assumptions underpinning these forecasts include the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash flows we take into account available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In evaluating our goodwill, indefinite-lived intangible assets and long-lived assets for impairment we use the following valuation methods:

Measurement	Valuation Method
Recoverability of cash flows	Undiscounted future cash flows
Fair value of broadcast licenses	Build-out method
Fair value of trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

In all cases, each method involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions, and the extent to which they changed between the first quarter impairment review, the second quarter impairment review and the annual impairment review done in the fourth quarter are discussed below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country’s macro economic environment. The costs of capital that we have applied in all reporting units since the end of 2008 have been very high compared to historic levels, which we believe represents a fundamental re-pricing of the perceived risk of investing in emerging markets. We observed a reduction in costs of capital between the first quarter impairment review and the second quarter impairment review in response to reductions in the CRP, which have decreased across emerging market economies due to a narrowing of the relative spread between yields on developed and emerging market debt, as the risk differential between these is perceived by market participants to have diminished. There was a negligible change in the cost of capital used between the second quarter impairment review and fourth quarter annual impairment review.

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

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our second quarter impairment review, we reduced our forecast of the absolute size of the television advertising markets compared to the first quarter impairment review. In our annual impairment review performed in the fourth quarter, we marginally increased our size of the television advertising markets based on our expectation of higher growth rates as the markets begin to recover.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In general, in the second quarter impairment review we forecast that our levels of market share will be comparable to, or slightly higher than we assumed in the first quarter impairment review to reflect recent improvements in our audience share. In our annual impairment review, we forecast our market share to be lower than our assumptions in the second quarter as a result of increased competition.

•
Forecast operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each station, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. With the exception of the Czech Republic, where costs were reduced, in the second quarter impairment review we forecast that operating costs will be comparable or slightly higher in comparison with our assumptions in the first quarter impairment review, to reflect the increased EBITDA margins we had experienced in some operations compared to previous forecasts as we have reduced costs. In the annual impairment review, we forecast our operating costs to be comparable, or slightly lower in comparison with our second quarter assumptions to reflect further cost reductions we initiated.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant between the first, second and fourth quarter impairment reviews, however certain investment cash flows were delayed, with a consequent marginal positive impact on the fair value of the reporting units.

Impairment reviews during 2009 and charges recognized

A number of events occurred since the annual impairment review performed in the fourth quarter of 2008 that suggested the need for further impairment testing in the first two quarters of 2009 which resulted in additional impairment charges:

•
a continued reduction in the short and medium economic projections for our markets by external analysts fuelled by a widespread perception that Central and Eastern Europe had been heavily impacted by the global economic crisis and growing sentiment that recovery would take longer than expected;

•
increasing reluctance of advertisers to make spending commitments, which had a larger than expected impact on both the proportion of our advertising inventory we could sell and a reduction in the prices we could achieve;

•	continued significant volatility in the price of shares of our Class A common stock, particularly during the first quarter of 2009;
•	historically high sovereign debt yields in our markets, suggesting a fundamental re-pricing of risk by investors; and
•	an escalation of the economic crisis in Ukraine, including the downgrading of its sovereign credit rating to CCC+ by Standard & Poors.

All of these factors were felt most acutely in the first quarter of 2009. The second quarter saw a slight improvement in some macro economic indicators, which continued into the second half of 2009.

During the three months ended March 31, 2009, the price of our Class A common stock decreased from a high of US$ 22.73 per share to a low of US$ 4.86 per share. In addition, when we updated our medium and long-term forecast models at March 31, 2009, we determined that the forecast future cash flows of all of our stations had decreased compared to our previous estimates. We concluded that together these two events constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to review them for impairment under FAS 142 (ASC 350) and FAS 144 (ASC 360) (the “first quarter impairment review”).

Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the first quarter impairment review, we concluded that a charge was required to impair long-lived assets in Bulgaria. In all other cases, the extent to which the respective assets tested passed the impairment test had reduced since they were previously tested for impairment in the fourth quarter of 2008. In the Czech Republic this decline had caused the result of the goodwill impairment test to be particularly close, as discussed below.

Although the price of our Class A common stock recovered during the three months ended June 30, 2009, the financial performance of our stations continued to decline, which caused us to revise our medium and long-term forecast models once more. We concluded that this constituted an indicator of possible impairment in all reporting units and asset groups and it was therefore necessary to perform another impairment review (the “second quarter impairment review”).

Upon performing the second quarter impairment review we concluded that no further impairment charges were required. In most reporting units, the extent to which the respective assets passed the impairment test had remained comparable or increased, largely as a result of falls in the return required by investors, and we concluded no further impairment charges were required. In the Czech Republic the excess of fair value over carrying value had increased and this is discussed further below.

There were no further indicators of impairment in the third or fourth quarter of 2009. However, we performed our annual impairment review in accordance with FAS 142 (ASC 350) in the fourth quarter of 2009. Market participants’ sentiment about the future economic performance of our markets in general, and our ability to capitalize on our competitive position in particular, appeared to improve by the time of our annual impairment review. At the same time, the financial performance of our stations began to stabilize. We therefore concluded that there was no further impairment.

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

Czech Republic

In the first quarter impairment review, we concluded that our Czech Republic reporting unit passed the first stage of the impairment test for goodwill, but that its fair value had declined significantly since we tested it for impairment in the fourth quarter of 2008 and was very close to its carrying value. This decline in value was due to reductions in our cash flow forecasts to reflect the fact that uncertainties over the macro economic environment had caused international advertisers to become increasingly reluctant to make spending commitments. This reluctance caused a contraction in the overall size of the advertising market which manifested itself as a worse-than-expected decline in both the level of advertising inventory our operations were able to sell and the prices at which it could be sold.

In the second quarter impairment review we concluded that the fair value of the reporting unit had increased marginally, while the carrying value of the reporting unit had reduced, resulting in a higher excess of fair value over carrying value. The main reason for the increase in the fair value of the reporting unit was a reduction in the cost of capital applied to reflect a slightly lower perceived risk among investors in investing in the Czech Republic, which in turn reflected marginally more encouraging macro economic conditions in the Czech Republic in the second quarter of 2009 in comparison with the first quarter. This slight improvement in discount factor was commensurate with the higher average price for our Class A common stock in the second quarter of 2009 than the first quarter. The improvement in the discount factor was partially offset by slight downward revisions to our expectations of cash flows for our Czech Republic operations to reflect their continuing decline in financial performance in the first half of 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In the fourth quarter annual impairment review, we concluded that the fair value of the Czech Republic reporting unit had increased appreciably from the second quarter impairment review resulting in a much higher excess of fair value over carrying value. In general, this was primarily due to an upward revision to our expected cash flows as a result of a more positive outlook in the market and the pace and timing of the recovery in the market.

Impairment reviews during 2008 and charges recognized

At the time of our annual impairment review in 2008, there was a growing uncertainty in all of our markets over future growth or contraction in the advertising markets, a rapid deepening of the global economic crisis, including a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly Ukraine, Bulgaria and Romania. Significant and rapid falls in the price of our shares of Class A common stock, beyond the point at which the carrying value of our net assets exceeded the market value of our shares, an unprecedented spike in sovereign debt yields in our markets, suggesting a fundamental re-pricing of risk by investors; and an escalation of the economic and political crisis in Ukraine following its receipt of a US$ 16.5 billion emergency loan from the IMF, including a dispute with Russia over natural gas supplies.

Bulgaria

We revised our cash flow projections for Bulgaria to reflect revised expectations of contraction in the advertising market in 2009 and lower growth in future years as a result of the global economic crisis and the increased actual and perceived risk of investing in Bulgaria. We concluded that long-lived assets in the Ring TV asset group were not recoverable and recorded a charge of US$ 0.9 million to write them down to their fair value of US$ nil. Assets in the Pro.bg asset group were recoverable so no impairment charge was recorded although these amounts were subsequently impaired. In addition, we recorded a charge of US$ 64.0 million to write off goodwill because the fair value of the business did not exceed the combined fair value of the assets.

Ukraine

In the fourth quarter of 2008, the outlook for the Ukraine economy in general, and the advertising market in particular, worsened significantly. This was both as a result of the global economic crisis and factors unique to Ukraine, such as the need for assistance from the IMF, increasing political instability caused by disputes between the President and Prime Minister and a dispute with Russia over supplies of natural gas. These developments were reflected in our evaluation of the fair values of the assets of the reporting unit and of the reporting unit itself through, (a) a decline in expected revenues resulting from an expectation of lower growth in the advertising market in future years and (b) an increase in the returns expected by investors to reflect the increased actual and perceived risk of investing in Ukraine. As a result we recorded a charge of US$ 271.9 million to write the carrying value of goodwill, the indefinite-lived trademark and the KINO broadcasting license to US$ nil.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

5.  INVESTMENTS

We hold the following investments in unconsolidated affiliates:
			Carrying value
	Type of Affiliate	Effective Voting interest	December 31, 2009	December 31, 2008

Media Pro Management S.A.	Cost Method Investment	8.7%	-	16,559
			$ -	$ 16,559

Media Pro Management S.A.

We disposed of our investment in Media Pro Management S.A. on December 9, 2009 in connection with our acquisition of Media Pro Entertainment. See Note 3 “Acquisitions and Disposals: Romania”.

6.  SENIOR DEBT

Our senior debt comprised the following as at December 31, 2009 and December 31, 2008:

	Carrying Value		Fair Value
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

EUR 440.0 million 11.625% Senior Notes	$639,515	$-	$608,510	$-
EUR 245.0 million 8.25% Senior Notes	-	340,966	-	233,562
EUR 150.0 million Floating Rate Senior Notes	216,090	208,755	153,424	125,253
USD 475.0 million 3.50% Senior Convertible Notes	398,323	378,804	369,883	230,375
	$1,253,928	$928,525	$1,131,816	$589,190

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 288.1million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional tranche of EUR 240.0 million Senior Notes due 2016 (approximately US$ 345.7 million) at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.  The carrying value of the Convertible Notes as at December 31, 2008 has been adjusted to reflect the impact of the adoption of FSP APB 14-1 (ASC 470) (see Note 2, “Summary of Significant Accounting Policies: Convertible Debt”).

On May 16, 2007, we issued EUR 150.0 million (approximately US$ 216.1 million) of floating rate senior notes (the “Floating Rate Notes”, and collectively with the 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (The applicable rate at December 31, 2009 was 2.616%). The Floating Rate Notes mature on May 15, 2014.

On May 5, 2005, we issued EUR 245.0 million of 8.25% senior notes due 2012 (the “2005 Fixed Rate Notes”). The 2005 Fixed Rate Notes were issued with a maturity date of May 15, 2012. On September 21, 2009 we repurchased 2005 Fixed Rate Notes totaling EUR 63.2 million (approximately US$ 91.0 million) in aggregate principal amount pursuant to a tender offer. On September 29, 2009 we issued a redemption notice for redemption on October 29, 2009, of the remaining EUR 181.8 million (approximately US$ 261.9 million) aggregate principal amount of 2005 Fixed Rate Notes outstanding. The 2005 Fixed Rate Notes were redeemable at our option in whole or in part upon payment of a redemption price, which was 104.125% of the principal amount.  In connection with the redemption, approximately US$ 290.0 million (which represents the redemption price plus all interest) was paid on the settlement date in October 2009 and the indenture pursuant to which the 2005 Fixed Rate Notes were issued was discharged.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Fixed Rate Notes

2009 Fixed Rate Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price.

The 2009 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2009 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 23, “Restricted and Unrestricted Subsidiaries”) .

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

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2009 Fixed Rate Notes but as they are considered clearly and closely related to the 2009 Fixed Rate Notes, they are not accounted for separately. We have included the net issuance premium within the carrying value of the 2009 Fixed Rate Notes and are amortizing it through interest expense using the effective interest method.

Floating Rate Notes

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at December 31, 2009 and December 31, 2008 was equal to the outstanding debt multiplied by the traded market price.

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

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at December 31, 2009 and December 31, 2008 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2009, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In order to increase the effective conversion price of our Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (the “Lehman OTC Capped Call Options”), 1,583,333 shares, from BNP Paribas (the “BNP Capped Call Options ”), 1,583,333 shares and from Deutsche Bank Securities Inc. (the “DB Capped Call Options”), 1,357,144 shares together, the “Capped Call Options”. The amount of shares corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the Convertible Notes at the initial conversion price if we elected to settle the Convertible Notes solely in shares of Class A common stock. The Capped Call Options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the Capped Call Options.

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

At the date of purchase, we determined that all of the Capped Call Options met the definition of an equity instrument within the scope of EITF 00-19 (ASC 480) and consequently recognized them on issuance at fair value within additional paid-in capital. We believe that this classification is still correct with respect to the BNP and DB Capped Call Options and have continued to recognize them within Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Equity.

We concluded that from September 16, 2008, upon delivery of the termination notice, the Lehman OTC Capped Call Options were effectively extinguished. The nullification of the non-bankruptcy provisions of the original contract means that the fair value of the instrument no longer varies with movements in the value of an underlying (previously, shares of our Class A common stock) and consequently the contract ceased to be a derivative instrument and ceased to fall within the scope of EITF 00-19 (ASC 815). Effective September 16, 2008, we reclassified the US$ 22.2 million cost of the Lehman OTC Capped Call Options from additional paid-in capital to accumulated deficit to reflect this extinction. We further concluded that our claim did not meet the definition of an asset because the future benefit it embodied was not sufficiently probable and therefore treated our bankruptcy claim in accordance with FASB Statement No. 5 “Accounting for Contingencies” (ASC 450).

On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Brothers to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which has been recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations. See Note 21, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

Prior to the termination of the Lehman OTC Capped Call Options, we noted that no dilution would occur prior to the trading price of our Class A common stock reaching US$ 151.20.  This conclusion was based on a number of assumptions, including that we would exercise all Capped Call Options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the Capped Call Options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

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

At December 31, 2009, the Capped Called Options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at December 31, 2009, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining Capped Call Options with DB and BNP at December 31, 2009 was US$ 1.0 million.

On adoption of FSP APB 14-1 (ASC 470), we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately in all periods from March 10, 2008.

US$’000	Principal amount of liability component	Unamortized discount	Net carrying value	Equity Component
As at December 31, 2007	$(475,000)	$110,752	$(364,248)	$110,752
Amortization of debt issuance discount	-	(14,556)	(14,556)	-
As at December 31, 2008	$(475,000)	$96,196	$(378,804)	$110,752
Amortization of debt issuance discount	-	(19,519)	(19,519)	-
As at December 31, 2009	$(475,000)	$76,677	$(398,323)	$110,752

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

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Third-party customers	$203,226	$227,253
Less allowance for bad debts and credit notes	(17,667)	(14,663)
Related parties	2,311	8,913
Less allowance for bad debts and credit notes	(892)	(53)
Total accounts receivable	$186,978	$221,450

Bad debt expense for the year ending December 31, 2009, 2008 and 2007 was US$ 4.5 million, US$ 2.5 million and US$ 1.9 million, respectively.

At December 31, 2009, CZK 713.5 million (approximately US$ 38.8 million) (December 31, 2008: CZK 820.7 million, US$ 44.7 million) of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 11, “Credit Facilities and Obligations under Capital Leases”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Current:
Prepaid programming	$48,145	$54,301
Productions in progress	13,635	14,080
Other prepaid expenses	9,567	7,286
Income taxes recoverable	7,685	1,216
Deferred tax	7,084	5,898
VAT recoverable	6,749	3,460
Capitalized debt costs	5,591	4,636
Assets held for sale	-	5,484
Inventory	1,555	-
Restricted Cash	1,046	821
Other	1,234	904
Total other current assets	$102,291	$98,086

	December 31, 2009	December 31, 2008
Non-current:
Capitalized debt costs	$22,816	$13,282
Deferred tax	11,281	2,108
Productions in progress	7,737	-
Other	2,983	3,875
Total other non-current assets	$44,817	$19,265

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 6, “Senior Debt”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method.  The carrying value of the costs related to the Convertible Notes above reflect the changes made by our adoption of FSP APB 14-1 on January 1, 2009 (see Note 2, “Summary of Significant Accounting Policies: Convertible Debt”).

Assets held for sale at December 31, 2008 represented assets relating to the CITI channel.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Land and buildings	$170,211	$92,421
Station machinery, fixtures and equipment	218,642	190,090
Other equipment	36,272	35,470
Software licenses	37,500	30,219
Construction in progress	13,215	11,293
Total cost	$475,840	$359,493
Less: Accumulated depreciation	(196,404)	(152,826)
Total net book value	$279,436	$206,667
Assets held under capital leases (included in the above)
Land and buildings	$6,079	$5,855
Station machinery, fixtures and equipment	3,927	1,917
Total cost	$10,006	$7,772
Less: Accumulated depreciation	(2,180)	(1,644)
Net book value	$7,826	$6,128

For further information on capital leases, see Note 11, “Credit Facilities and Obligations under Capital Leases”.

Depreciation expense for the years ending December 31, 2009, 2008 and 2007 was US$ 54.6 million, US$ 52.6 million and US$ 33.5 million, respectively.  This includes corporate depreciation expense for the years ending December 31, 2009, 2008 and 2007 of US$ 1.0 million, US$ 0.9 million and US$ 0.8 million, respectively, which is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Accounts payable	$ 43,218	$ 35,778
Programming liabilities	65,158	44,251
Duties and other taxes payable	20,868	22,635
Accrued staff costs	18,736	27,318
Accrued interest payable	26,686	10,531
Income taxes payable	3,909	7,399
Accrued production costs	7,523	6,531
Accrued legal contingencies	2,729	5,728
Accrued legal and professional fees	964	430
Authors’ rights	4,751	4,734
Other accrued liabilities	19,157	9,550
Total accounts payable and accrued liabilities	$ 213,699	$ 174,885

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

11.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at December 31, 2009 and December 31, 2008:

		December 31, 2009	December 31, 2008
Credit facilities:
Corporate	(a) – (b)	$-	$57,180
Czech Republic	(c) – (f)	78,942	12,923
Romania	(g)	-	104
Slovak Republic	(h)	-	-
Slovenia	(i)	37,675	-
Ukraine	(j)	-	172
Media Pro Entertainment (1)	(k)	1,374	-
Total credit facilities		$117,991	$70,379

Capital leases:
Bulgaria operations, net of interest		$674	$689
Romania operations, net of interest		49	289
Slovak Republic operations, net of interest		-	36
Slovenia operations, net of interest		3,490	3,867
Media Pro Entertainment operations, net of interest (1)		1,736	-
Total capital leases		$5,949	$4,881

Total credit facilities and capital leases		$123,940	$75,260
Less current maturities		(117,910)	(36,502)
Total non-current maturities		$6,030	$38,758
(1) We acquired Media Pro Entertainment on December 9, 2009.

Corporate

(a) On July 21, 2006, we entered into a five-year revolving loan agreement for EUR 100.0 million (approximately US$ 144.1 million) arranged by the European Bank for Reconstruction and Development (“EBRD”) and on August 22, 2007, we entered into a second revolving loan agreement for EUR 50.0 million (approximately US$ 72.0 million) arranged by EBRD (together with the EUR 100.0 million facility, the “EBRD Loan”).  ING Bank N.V. (“ING”) and Ceska Sporitelna, a.s. (“CS”) each participated in the EBRD Loan for EUR 37.5 million (approximately US$ 54.0 million). On September 17, 2009 we repaid the full EUR 127.5 million (approximately US$ 183.7 million) outstanding under both facilities and simultaneously terminated both agreements. In connection with extinguishing these facilities, we incurred repayment charges and other costs of US$ 0.6 million. We also wrote off all remaining capitalized issuance costs within interest expense.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

(b) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 7.2 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING, as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at December 31, 2009, the full EUR 5.0 million (approximately US$ 7.2 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2.0%.

As at December 31, 2009, the net deposits and drawing of each of our operations in the BMG cash pool was as follows:

	Net Deposits	Net Drawings
Corporate	$7,237	$-
Czech Republic	38	-
Slovakia	3,299	-
Slovenia	-	5,234
Ukraine	297	-
Total	$10,871	$5,234

Czech Republic

(c) As at December 31, 2009, CET 21 had drawn, in CZK, the full CZK 1.2 billion (approximately US$ 65.3 million) of a credit facility with CS.  Interest was payable on this facility at a rate of 3.19% at December 31, 2009. Drawings under this facility were secured by a pledge of receivables, which are also subject to a factoring arrangement with Factoring Ceska Sporitelna, a.s. (“FCS”), a subsidiary of CS. The facility was repaid in full February 22, 2010 and subsequently cancelled.

(d) As at December 31, 2009, CZK 250.0 million (approximately $US 13.6 million), the full amount of the facility had been drawn by CET 21 under a working capital facility agreement with CS. Interest was payable on the facility at a rate of 3.19% at December 31, 2009. Drawings under this facility were secured by a pledge of receivables, which are also subject to a factoring arrangement with FCS.

(e) As at December 31, 2009, there were no drawings under a CZK 300.0 million (approximately US$ 16.3 million) factoring facility with FCS available until September 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(f) On December 21, 2009, CET 21 spol. s r.o. (“CET 21”), one of our wholly owned subsidiaries, entered into a Facility Agreement (“the “Erste Facility”) for up to CZK 3.0 billion (approximately US$ 163.3 million) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders. We and certain of our subsidiaries, namely CME Slovak Holdings B.V., CME Media Enterprises B.V., CME Romania B.V. and Markiza-Slovakia, spol. S.r.o. (“Markiza”), are guarantors under the Erste Facility (together, the “Original Guarantors”). On February 16, 2010 the aggregate commitment by the lenders under the Erste Facility to CET 21 increased from CZK 2.5 billion (approximately US$ 136.1 million) to CZK 2.8 billion (approximately US$ 152.4 million). As of February 24, 2010, CZK 2.8 billion (approximately US$ 152.4 million) has been drawn. The facility matures on April 30, 2012, subject to a potential extension of one year. Interest under the facility is calculated at a rate per annum of 4.90% above PRIBOR (Prague interbank offered rate). As of February 24, 2010, CET 21 had hedged the interest rate exposure on CZK 1.5 billion (approximately US$ 81.7 million) principal outstanding under the Erste Facility. The repayment of the loan will commence 12 months from the date of the Erste Facility, in four semi-annual instalments of 15% each and one instalment of 40% on the maturity date (assuming no extension). CET 21 may be required to prepay amounts drawn in the event of specified changes of control. The Original Guarantors have agreed to guarantee the obligations of CET 21 under the Erste Facility by entering into an interest rate swap agreement (see Note 24, “Subsequent Events”). As security for the facility, CET 21 has pledged substantially all of its assets, including its 100% ownership interest in CME Slovak Holdings B.V. (which in turn has an ownership interest, directly or indirectly, in 100% of the registered capital of Markiza) and its ownership interest in 100% of the registered capital of Jyxo, s.r.o. and BLOG Internet, s.r.o. In addition, CME Investments B.V. has granted security over the receivables under inter-group loans made to CET 21 and Markiza, respectively. The Erste Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21’s ability to carry out certain types of transactions, incur additional indebtedness, make disposals and create liens. The facility became available for drawing on January 18, 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Romania

(g) Our Romania operations repaid US$ 0.1 million drawn from the BMG cash pool during the year ended December 31, 2009.

Slovak Republic

(h) As at December 31, 2009, our Slovak Republic operations had made no drawings under a EUR 3.3 million (approximately US$ 4.8 million) overdraft facility with ING.  This can be utilized for short term advances up to six months at an interest rate of EURIBOR plus 2.0%.

Slovenia

(i) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 54.0 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with the remaining 60.0% repayable after five years.  This facility is secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of CME Media Enterprises B.V.  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. A rate of 3.09% applied at December 31, 2009.  As at December 31, 2009, the full EUR 22.5 million (approximately US$ 32.4 million) was still available for drawing under this revolving facility had been drawn.

Ukraine

(j) Our Ukraine operations repaid US$ 0.2 million drawn from the BMG cash pool during the year ended December 31, 2009.

Media Pro Entertainment

(k) At December 31, 2009, Media Pro Entertainment has an aggregate principal of RON 8.0 million (approximately US$ 2.7 million) of loans outstanding to Central National al Cinematografei ("CNC"), a state body which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project the CNC awards an agreed level of funding to each project in the form of an interest free loan. Loans to the CNC are typically advanced for a period of ten years and are repaid through exploitation of the film content. At December 31, 2009 we had 11 loans outstanding to the CNC with maturity dates ranging from 2011 to 2020. The carrying amount at December 31, 2009 is shown net of a fair value adjustment to reflect the interest free nature of the loans arising on acquisition.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total Group

At December 31, 2009, the maturity of our debt (including the carrying value of our Senior Notes and Convertible Notes) was as follows:

2010	$116,630
2011	109
2012	-
2013	398,323
2014	216,329
2015 and thereafter	640,528
Total	$1,371,919

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at December 31, 2009:

2010	$1,465
2011	1,549
2012	774
2013	534
2014	2,479
2015 and thereafter	-
$6,801
Less: amount representing interest	(852)
Present value of net minimum lease payments	$5,949

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

12.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Current:
Deferred revenue	$13,031	$7,684
Consideration payable – Bulgaria	-	4,500
Consideration payable – Czech Republic	1,470	-
Consideration payable - Romania	-	724
Consideration payable - Slovenia	144	-
Onerous contracts	-	1,994
Deferred tax	3,327	177
Liabilities held for sale	-	2,207
Other	142	-
Total other current liabilities	$18,114	$17,286

	December 31, 2009	December 31, 2008
Non-current:
Deferred tax	$75,110	$89,126
Program rights	6,876	9,922
Fair value of derivatives	8,567	9,882
Consideration payable – Czech Republic	-	1,396
Income taxes payable	507	1,070
Other	206	819
Total other non-current liabilities	$91,266	$112,215

13.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”) (ASC 820) establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 (ASC 820) are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At December 31, 2009, we had no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are the following currency swap agreements:

Currency Swap

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 582.5 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 541.5 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

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

The fair value of these instruments as at December 31, 2009, was a US$ 8.6 million liability, which represented a decrease of US$ 1.3 million from the US$ 9.9 million liability as at December 31, 2008. This was recognized as a derivative gain in the Consolidated Statement of Operations.

14.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at December 31, 2009 and December 31, 2008.  None were issued and outstanding as at December 31, 2009 and December 31, 2008.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2009 and December 31, 2008.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On May 18, 2009, we issued 14.5 million shares of Class A Common Stock at a price of US$ 12.00 per share and 4.5 million shares of Class B Common Stock at a price of US$ 15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price of US$ 241.5 million, net of fees of US$ 7.1 million.

On September 28, 2009, the general partner of CME Holdco L.P., the holder of approximately 6.3 million shares of Class B common stock and 60,000 shares of Class A common stock, issued a notice of dissolution to the partners informing them that it intended to dissolve the partnership and distribute its assets pursuant to the terms of the partnership agreement. Due to the ownership restrictions with respect to shares of Class B common stock as set forth in our by-laws, a certain amount of shares of Class B common stock were converted to shares of Class A common stock prior to the distribution of the partnership assets.  Following the conversion, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, received 3,168,566 shares of Class A common stock, a minority partner of CME Holdco L.P. received 213,337 shares of Class A common stock and entities affiliated with Ronald Lauder received 2,990,936 shares of Class B common stock.

On December 9, 2009, in connection with the acquisition of Media Pro Entertainment, we issued 1,600,000 shares of Class A common stock and warrants to purchase an additional 600,000 shares of Class A common stock to Media Pro Management S.A. and 600,000 shares of Class A common stock and warrants to purchase an additional 250,000 shares of Class A common stock to Metrodome B.V.

There were approximately 7.5 million shares of Class B common stock and 56.0 million shares of Class A common stock outstanding at December 31, 2009.

15.  INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components.  Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.

(Loss) / income before provision for income taxes, noncontrolling interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of (loss) / income from continuing operations before income taxes are:

	For the Years Ended December 31,
	2009	2008	2007
Domestic	$130,185	$(15,795)	$(102,532)
Foreign	(240,923)	(213,374)	233,559
	$(110,738)	$(229,169)	$131,027

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total tax charge for the years ended December 31, 2009, 2008 and 2007 was allocated as follows:

	For the Years Ended December 31,
	2009	2008	2007
Income tax (benefit) / expense from continuing operations	$(3,193)	$34,525	$20,822
Income tax (benefit) / expense from discontinued operations	(3)	(64)	(29)
Currency translation adjustment in accumulated other comprehensive income	-	-	20,202
Total tax (benefit) / expense	$(3,196)	$34,461	$40,995

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consists of:

	For the Years Ended December 31,
	2009	2008	2007
Current income tax expense:
Domestic	$371	$253	$(20,046)
Foreign	19,003	49,431	51,806
	$19,374	$49,684	$31,760
Deferred tax (benefit )/expense:
Domestic	$(2)	$21	$-
Foreign	(22,565)	(15,180)	(10,938)
	$(22,567)	$(15,159)	$(10,938)

(Benefit) / provision for income taxes	$(3,193)	$34,525	$20,822

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
Income taxes at Netherlands rates (25.5%)	$(28,218)	$(58,416)	$33,409
Jurisdictional differences in tax rates	25,530	4,276	(15,971)
Tax effect of goodwill impairment	-	73,092	-
Unrecognized tax benefits	12,310	2,634	(2,367)
Interest expense disallowed	-	1,150	4,347
Tax effect of other permanent differences	(655)	6,724	2,597
Effect of changes in tax rates	-	9	(9,271)
Change in valuation allowance	(11,350)	7,192	9,803
Other	(810)	(2,136)	(1,725)
Provision for income taxes	$(3,193)	$34,525	$20,822

In 2008 we recognized impairment losses against goodwill in our Bulgaria, Ukraine (STUDIO 1+1) and Ukraine (KINO, CITI) operations for which there was no tax credit. In 2009 we recognized impairment losses against intangible assets in Bulgaria for which there was a tax credit at the Bulgarian statutory tax rate.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2009 and 2008:
	December 31, 2009	December 31, 2008
Assets:
Tax benefit of loss carry-forwards and other tax credits	$71,788	$48,384
Programming rights	19,366	3,119
Property, plant and equipment	1,884	1,899
Accrued expense	7,406	4,613
Other	8,352	4,684
Gross deferred tax assets	108,796	62,699
Valuation allowance	(65,711)	(47,392)
Net deferred tax assets	43,085	15,307

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(69,193)	$(86,670)
Property, plant and equipment	(14,984)	(6,219)
Programming rights	(8,308)	(478)
Temporary difference due to timing	(10,672)	(3,236)
Total deferred tax liabilities	$(103,157)	$(96,603)
Net deferred income tax liability	$(60,072)	$(81,296)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2009	December 31, 2008

Net current deferred tax assets	$7,084	$5,898
Net non-current deferred tax assets	11,281	2,109
	18,365	8,007

Net current deferred tax liabilities	(3,327)	(177)
Net non-current deferred tax liabilities	(75,110)	(89,126)
	$(78,437)	$(89,303)

Net deferred income tax liability	$(60,072)	$(81,296)

We provided a valuation allowance against potential deferred tax assets of US$ 65.7 million and US$ 47.4 million as at December 31, 2009 and 2008, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.

During 2009, we had the following movements on valuation allowances:

Balance at December 31, 2008	$47,392
Credit to costs and expenses	(11,350)
Companies acquired	4,384
Charged to Currency Translation Adjustment	25,378
Foreign exchange	(93)
Balance at December 31, 2009	$65,711

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

As of December 31, 2009 we have operating loss carry-forwards that will expire in the following periods:
Year	2010	2011	2012	2013	2014 - 27	Indefinite
Austria	-	-	-	-	-	12,912
Bulgaria	-	-	8,841	10,976	24,879	-
Croatia	373	9,556	26,503	14,908	12,842	-
Cyprus	-	-	-	-	-	2,113
Czech Republic	3,059	31	55	3,065	800	-
Netherlands	-	-	-	5,411	114,163	-
Romania	100	2,391	7,776	9,348	3,589	-
Slovenia	-	-	-	-	-	12,438
Ukraine	-	-	-	-	-	52,015
United Kingdom	-	-	-	-	-	4,768
United States	-	-	-	-	7,031	-
Total	3,532	11,978	43,175	43,708	163,304	84,246

The losses are subject to examination by the tax authorities and to restriction on their utilization.  In particular the losses can only be utilized against profits arising in the legal entity in which they arose. We have provided valuation allowances against all the above operating loss carry-forwards except those arising in Studio 1+1 in Ukraine and to the extent they arise in the United Kingdom and the United States as we consider it more likely than not that we will fail to utilize these tax benefits.

We have not provided income taxes or withholding taxes on US$  534.7 million (2008: US$ 361.2 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free.  It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

We recognize accrued interest and penalties related to unrecognized tax benefits within the provision for income taxes. The liability for accrued interest and penalties at December 31, 2009 is US$ 0.2 million and as at December 31, 2008 we had an accrual of US $ 0.6 million.  The decrease for the year of US$ 0.4 million arose as a result of the statute of limitations expiring and this amount was recognized in the income statement.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Balance at January 1, 2007	$3,575
Decreases for tax positions taken during a prior period	(1,279)
Increases for tax positions taken during the current period	34
Decreases resulting from the expiry of the statute of limitations	(1,122)
Other	515
Balance at December 31, 2007	$1,723
Increases for tax positions taken during a prior period	1,130
Increases for tax positions taken during the current period	1,999
Decreases resulting from the expiry of the statute of limitations	(495)
Other	(54)
Balance at December 31, 2008	$4,303
Increases for tax positions taken during a prior period	95
Increases for tax positions taken during the current period	12,843
Decreases resulting from the expiry of the statute of limitations	(628)
Other	23
Balance at December 31, 2009	$16,636

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 0.6 million. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by approximately US$ 0.3 million within 12 months of the reporting date as a result of tax audits closing and statutes of limitations expiring.

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2009, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2002
Croatia	2005
Czech Republic	2006
Germany	2005
Netherlands	2007
Romania	2005
Slovak Republic	2004
Slovenia	2004
Ukraine	2004
United States	2001
United Kingdom	2008

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

16.  INTEREST EXPENSE

Interest expense comprised the following for the years ended December 31, 2009, 2008 and 2007 respectively:

	For the Year Ended December 31,
	2009	2008	2007

Interest on Senior Notes	$52,478	$43,962	$41,549
Interest on Convertible Notes	16,625	13,439	-
Interest on EBRD Loan	3,921	1,384	1,118
Loss on redemption of senior notes	9,415	-	3,380
Interest on capital leases	236	384	336
Other interest and fees	4,012	4,330	2,209
	$86,687	$63,499	$48,592

Amortization of capitalized debt issuance costs	9,565	4,426	6,344
Amortization of issuance discount on Convertible Notes	19,519	14,556	-
	$29,084	$18,982	$6,344

Total interest expense	$115,771	$82,481	$54,936

Interest expense for the years ended December 31, 2008 and 2007 reflects the impact of adopting FSP APB 14-1 (ASC 470) retrospectively (see Note 2, “Summary of Significant Accounting Policies: Convertible Debt”).

17.  STOCK-BASED COMPENSATION

6,000,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (“the Plan”). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.

Grants of options allow the holders to purchase shares of Class A common stock or Class B common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted.

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2009, 2008 and 2007, the maximum life of options that had been issued under the Plan was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares. No options were exercised in 2009. The intrinsic value of awards exercised during 2008 was US$ 0.8 million (2007: US$ 23.3 million) and the income tax benefits realized thereon was US$ 0.1 million in 2008 (2007: US$ 1.1 million).

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 8.5 million at January 1, 2009 and US$ 11.3 million at January 1, 2008.  In the years ended December 31, 2009 and December 31, 2008, tax benefits of US$ 0.3 million and US$ 1.3 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.3 million and US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the years ended December 31, 2009 and 2008, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The charge for stock-based compensation in our Consolidated Statements of Operations was as follows:

	For the Year Ended December 31,
	2009	2008	2007

Stock-based compensation charged	6,218	6,107	5,734
Income tax benefit recognized	(317)	(641)	(479)

As of December 31, 2009, there was US$ 8.5 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 2.5 years.

Under the provisions of FASB FAS 123(R) (ASC 718), the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

Pursuant to the Plan, employees and members of our Board of Directors were awarded options during the year ended December 31, 2009.  The exercise price of the options granted ranged from US$ 17.52 to US$ 36.44 per share.  The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Dividend yield (%)	Fair value (US$/share)
May 15, 2009	120,000	1.30	3.00	62.40	0.0	7.38
May 15, 2009	353,875	1.30	3.75	57.50	0.0	7.65
May 29, 2009	33,000	1.42	3.75	58.14	0.0	8.28
June 19, 2009	5,000	1.84	3.00	62.87	0.0	8.28
July 30, 2009	160,000	1.73	5.25	53.60	0.0	10.06
September 15, 2009	5,000	1.49	3.00	63.95	0.0	14.95
September 16, 2009	10,000	1.55	3.00	64.03	0.0	15.83
December 8, 2009	5,000	1.21	3.00	65.04	0.0	11.33

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

A summary of option activity for the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price (US$/share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,439,042	$50.81	6.17	$1,458
Granted	691,875	18.68	-	-
Exercised	-	-	-	-
Forfeited	(130,167)	52.48	-	-
Outstanding at December 31, 2009	2,000,750	$39.59	5.24	$5,645
Vested or expected to vest	1,868,694	39.15	5.19	5,313
Exercisable at December 31, 2009	1,093,000	$47.67	4.57	$2,315
Under the provisions of FAS 123(R) (ASC 718), the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite servicing period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

•
Expected forfeitures. FAS 123(R) (ASC 718) requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of options that actually vest will usually differ from the total number issued because employees forfeit options when they do not meet the service conditions stipulated in the agreement. Since all forfeitures result from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate.

•
Expected volatility. Expected volatility has been calculated based on an analysis of the historical stock price volatility of the company and its peers for the preceding period corresponding to the options’ expected life. We consider this basis to represent the best indicator of expected volatility over the life of the option.

•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in section D 2, question 6 of SEC Staff Accounting Bulletin No. 107 “Share Based Compensation” (ASC 718) because our options meet the definition of “plain vanilla” therein. Since insufficient data about holder exercise behavior is available to make estimates of expected term, we have continued to apply the shortcut method in accordance with Staff Accounting Bulletin No. 110, (“SAB 110”) (ASC 718).

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2009, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.4%	1.51%	3.6%
Expected term (years)	3.92	4.60	4.9
Expected volatility	57.2%	45.18%	36.2%
Dividend yield	0%	0%	0%
Weighted-average fair value	$8.31	$12.31	$40.48

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes information about stock option activity during 2009, 2008, and 2007:

	2009		2008		2007
	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)
Outstanding at beginning of year	1,439,042	$50.81	1,176,117	$56.72	1,288,575	$35.51
Awards granted	691,875	18.68	342,000	35.92	246,000	108.48
Awards exercised	-	-	(21,075)	57.97	(315,833)	12.98
Awards expired	-	-	-	-	(20,000)	23.00
Awards forfeited	(130,167)	52.48	(58,000)	80.39	(22,625)	51.79
Outstanding at end of year	2,000,750	$39.59	1,439,042	$50.81	1,176,117	$56.72

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$/share)
$ 0.01 - 20.00	726,375	4.66	4,728	17.10
$ 20.01 - 40.00	577,750	6.17	917	23.02
$ 40.01 - 60.00	238,500	5.79	-	52.78
$ 60.01 - 80.00	217,000	4.59	-	67.56
$ 80.01 - 100.00	35,000	2.43	-	90.43
$ 100.01 - 120.00	206,125	5.21	-	111.90
Total	2,000,750	5.24	5,645	39.59
Expected to vest	1,868,694	5.19	5,313	39.15

The following table summarizes information about stock options exercisable at December 31, 2009:

	Options exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$/share)
$ 0.01 - 20.00	294,000	3.98	2,112	16.42
$ 20.01 - 40.00	225,625	4.70	203	24.41
$ 40.01 - 60.00	220,000	5.75	-	52.31
$ 60.01 - 80.00	187,000	4.21	-	66.92
$ 80.01 - 100.00	35,000	2.43	-	90.43
$ 100.01 - 120.00	131,375	4.79	-	110.96
Total	1,093,000	4.57	2,315	47.67

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

18.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net (loss) / income from continuing operations attributable to CME Ltd. shareholders	$(96,895)	$(265,761)	$93,098
Net loss from discontinued operations	(262)	(3,785)	(4,480)
Net (loss) / income attributable to CME Ltd. Shareholders	(97,157)	(269,546)	88,618

Weighted average outstanding shares of common stock (000’s)	54,344	42,328	41,384
Dilutive effect of employee stock options (000’s)	-	-	449
Common stock and common stock equivalents (000’s)	54,344	42,328	41,833

Net (loss) / income per share:
Basic	$(1.79)	$(6.37)	$2.14
Diluted	$(1.79)	$(6.37)	$2.12

At December 31, 2009, 1,328,052 (December 31, 2008: 877,625) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2009.

19.  SEGMENT DATA

Through the year ended December 31, 2009, we managed our business on a geographic basis and reviewed the performance of each segment using data that reflects 100% of operating and license company results.  Our segments were Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia, Ukraine and Romania (Media Pro Entertainment).

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

EBITDA is determined as net income / (loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in EBITDA, include:

(1)  foreign currency exchange gains and losses;

(2)  changes in fair value of derivatives; and

(3)  certain unusual or infrequent items (e.g., impairments of assets or investments).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Below are tables showing our Net Revenues, operating costs, cost of programming, depreciation, amortization, selling, general and administrative expenses, impairment charges, operating (loss) / income, EBITDA and total assets by operation for the years ended December 31, 2009, 2008 and 2007 for Consolidated Statement of Operations data and as at December 31, 2009 and December 31, 2008 for Consolidated Balance Sheet data:

	For the Year Ended December 31,
Net Revenues	2009	2008	2007

Bulgaria (1)	$3,520	$1,263	$-
Croatia	49,139	54,651	37,193
Czech Republic	275,883	376,546	279,237
Romania	176,501	274,627	215,402
Slovak Republic	107,356	132,692	110,539
Slovenia	66,710	80,697	69,647
Ukraine	32,033	99,458	126,838
Romania (Media Pro Entertainment) (2)	5,396	-	-
Total Operating Segments	$716,538	$1,019,934	$838,856
Corporate	$-	$-	$-
Elimination	(2,560)	-	-
Total	$713,978	$1,019,934	$838,856

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

	For the Year Ended December 31,
Operating Costs	2009	2008	2007

Bulgaria (1)	$6,244	$2,289	$-
Croatia	13,140	12,723	9,999
Czech Republic	40,439	41,037	30,325
Romania	24,582	32,251	23,487
Slovak Republic	19,496	19,379	21,017
Slovenia	12,085	14,329	12,185
Ukraine	17,520	$23,202	$19,846
Romania (Media Pro Entertainment) (2)	589	-	-
Total Operating Segments	$134,095	$145,210	$116,859
Corporate	$-	$-	$-
Elimination	-	-	-
Total	$134,095	$145,210	$116,859

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year Ended December 31,
Сost Of Programming	2009	2008	2007

Bulgaria (1)	$34,979	$6,506	$-
Croatia	29,809	39,585	32,232
Czech Republic	85,667	101,356	70,005
Romania	96,839	114,716	85,288
Slovak Republic	61,325	52,162	37,258
Slovenia	30,117	32,823	27,988
Ukraine	48,699	91,055	74,459
Romania (Media Pro Entertainment) (2)	4,692	-	-
Total Operating Segments	$392,127	$438,203	$327,230
Corporate	$-	$-	$-
Elimination	(2,227)	-	-
Total	$389,900	$438,203	$327,230

(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

	For the Year Ended December 31,
Depreciation	2009	2008	2007

Bulgaria (1)	$2,696	$535	$-
Croatia	5,468	6,198	3,630
Czech Republic	17,438	18,442	10,158
Romania	11,917	11,854	7,365
Slovak Republic	7,461	6,027	3,905
Slovenia	6,343	5,526	4,647
Ukraine	2,060	3,086	2,948
Romania (Media Pro Entertainment) (2)	268	-	-
Total Operating Segments	$53,651	$51,668	$32,653
Corporate	$992	$889	$842
Elimination	-	-	-
Total	$54,643	$52,557	$33,495
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year Ended December 31,
Amortization of intangible assets	2009	2008	2007

Bulgaria (1)	$1,545	$2,886	$-
Croatia	-	-	-
Czech Republic	11,194	22,723	18,652
Romania	2,386	3,294	3,146
Slovak Republic	4,765	4,961	2,882
Slovenia	-	-	-
Ukraine	1,678	1,517	290
Romania (Media Pro Entertainment) (2)	29	-	-
Total Operating Segments	$21,597	$35,381	$24,970
Corporate	$-	$-	$-
Elimination	-	-	-
Total	$21,597	$35,381	$24,970
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

	For the Year Ended December 31,
Selling, General and Administrative Expenses	2009	2008	2007

Bulgaria (1)	$7,071	$2,653	$-
Croatia	5,967	7,758	8,844
Czech Republic	21,314	25,498	22,411
Romania	16,570	15,877	13,552
Slovak Republic	12,655	10,923	10,732
Slovenia	6,686	8,132	6,707
Ukraine	6,285	20,000	9,069
Romania (Media Pro Entertainment) (2)	381	-	-
Total Operating Segments	$76,929	$90,841	$71,315
Corporate	$39,143	$49,676	$55,373
Elimination	-	-	-
Total	$116,072	$140,517	$126,688
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year Ended December 31,
Impairment charges	2009	2008	2007

Bulgaria (1)	$81,843	$64,891	$-
Croatia	-	-	-
Czech Republic	-	-	-
Romania	-	-	-
Slovak Republic	-	-	-
Slovenia	-	-	-
Ukraine	-	271,861	-
Romania (Media Pro Entertainment) (2)	-	-	-
Total Operating Segments	$81,843	$336,752	$-
Corporate	$-	$-	$-
Elimination	-	-	-
Total	$81,843	$336,752	$-
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

	For the Year Ended December 31,
Operating income / (loss)	2009	2008	2007

Bulgaria (1)	$(130,858)	$(78,497)	$-
Croatia	(5,245)	(11,613)	(17,512)
Czech Republic	99,831	167,490	127,686
Romania	24,207	96,635	82,564
Slovak Republic	1,654	39,240	34,745
Slovenia	11,479	19,887	18,120
Ukraine	(44,209)	(311,263)	20,226
Romania (Media Pro Entertainment) (2)	(563)	-	-
Total Operating Segments	$(43,704)	$(78,121)	$265,829
Corporate	$(39,143)	$(49,676)	$(55,373)
Elimination	(333)	-	-
Total	$(83,180)	$(127,797)	$210,456
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year Ended December 31,
EBITDA	2009	2008	2007

Bulgaria (1)	$(44,774)	$(10,185)	$-
Croatia	223	(5,415)	(13,882)
Czech Republic	128,463	208,655	156,496
Romania	38,510	111,783	93,075
Slovak Republic	13,880	50,228	41,532
Slovenia	17,822	25,413	22,767
Ukraine	(40,471)	(34,799)	23,464
Romania (Media Pro Entertainment) (2)	(266)	-	-
Total Operating Segments	$113,387	$345,680	$323,452
Corporate	$(38,151)	$(48,787)	$(54,531)
Elimination	(333)	-	-
Total	$74,903	$296,893	$268,921
(1) We acquired our Bulgaria operations on August 1, 2008.
(2) We acquired Media Pro Entertainment on December 9, 2009.

Total assets (1):	December 31, 2009	December 31, 2008

Bulgaria (2)	$31,416	$107,805
Croatia	54,612	50,431
Czech Republic	1,390,579	1,306,997
Romania	383,556	387,845
Slovak Republic	243,336	240,899
Slovenia	102,836	93,022
Ukraine	86,349	129,590
Romania (Media Pro Entertainment) (3)	179,267	-
Total Operating Segments	$2,471,951	$2,316,589
Corporate	$401,162	$84,543
Elimination	(326)	-
Total	$2,872,787	$2,401,132

Reconciliation to consolidated balance sheets:
Assets held for sale (4)	$-	$5,484
Total assets	$2,872,787	$2,406,616

(1)	Segment assets exclude any inter-company investments, loans, payables and receivables.
(2)	We acquired our Bulgaria operations on August 1, 2008.
(3)	We acquired Media Pro Entertainment on December 9, 2009.
(4)	Assets held for sale at December 31, 2008 represented the CITI channel, which was disposed of in February 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Long-lived assets (1):	December 31, 2009	December 31, 2008

Bulgaria (2)	$8,492	$6,404
Croatia	11,743	13,450
Czech Republic	66,533	61,463
Romania	45,229	52,193
Slovak Republic	36,989	40,025
Slovenia	26,713	24,932
Ukraine	4,726	7,083
Romania (Media Pro Entertainment) (3)	78,213	-
Total Operating Segments	$278,638	$205,550
Corporate	$798	$1,117
Elimination	-	-
Total long-lived assets	$279,436	$206,667

(1)  Reflects property, plant and equipment.
(2) We acquired our Bulgaria operations on August 1, 2008.
(3) We acquired Media Pro Entertainment on December 9, 2009.

We do not rely on any single major customer or group of major customers.

Following the acquisition of Media Pro Entertainment and the implementation of our strategy to become a vertically integrated media company, from January 1, 2010, we will manage our business based on three divisions: Content (largely comprised of Media Pro Entertainment), Broadcast and New Media. We are still in the process of identifying our operating and reporting segments following this reorganization.

20.  DISCONTINUED OPERATIONS

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
(Tabular amounts in US$ 000’s, except share data)

21.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At December 31, 2009, we had the following commitments in respect of future programming, including contracts signed with license periods starting after the balance sheet date:

December 31, 2009

Bulgaria	$94,516
Croatia	33,950
Czech Republic	95,611
Romania	140,278
Slovak Republic	48,718
Slovenia	16,572
Ukraine	56,957
Media Pro Entertainment (1)	8,940
Total	$495,542
(1) We acquired Media Pro Entertainment on December 9, 2009

Of the amount shown in the table above, US$ 141.2 million is payable within one year.

b) Operating Lease Commitments

For the years ended December 31, 2009, 2008 and 2007 we incurred aggregate rent on all facilities of US$ 10.6 million, US$ 14.0 million and US$ 11.8 million, respectively.  Future minimum operating lease payments at December 31, 2009 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2009

2009	$7,267
2010	5,306
2011	4,448
2012	6,398
2013	2,165
2014 and thereafter	11,332
Total	$36,916

c) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu, our President and Chief Executive Officer, has the right to sell to us his shareholding in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. Mr. Sarbu’s right to put his shareholding is exercisable until November 12, 2029. As at December 31, 2009, we considered the fair value of Mr. Sarbu’s put option to be approximately US$ nil.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

d) Ukraine Transaction

In July 2009, we entered into an agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, pursuant to which Mr. Kolomoisky and certain of his affiliates would invest US $100.0 million in cash and contribute the entities that own and operate the TET TV channel in Ukraine, in exchange for 49.0% ownership interest in our Ukraine operations (the “2009 Ukraine Agreement”). In January 2010 we entered into a new agreement with Mr. Kolomoisky and a company beneficially owned by him in which we agreed to sell our entire interests in our Ukraine operations for US$ 300.0 million plus the reimbursement of cash operating costs incurred by CME between signing and closing, estimated to be approximately US$ 19.0 million, (the “Ukraine Transaction”). In connection with entering into the Ukraine Transaction, the 2009 Ukraine Agreement was terminated.

e) Other

Czech Republic - Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 250 million (approximately US$ 13.6 million) with CS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS.

The transfer of the receivables is accounted for as a secured borrowing under FAS 140 (ASC 860), with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

Contingencies

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.6 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of an immediate family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer, member of our Board of Directors and a shareholder in our Romania operations; Time Warner, beneficial owners of approximately 31.0% of our outstanding shares and the right to nominate two members of our Board of Directors; and Igor Kolomoisky, beneficial owner of approximately 2.6% of our outstanding shares and a member of our Board of Directors.

Related Party Transactions

Adrian Sarbu

Bulgaria:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.1 million (2008: US$ 0.1 million; 2007: US$ nil). The total amount payable at December 31, 2009 was US$ nil (December 31, 2008, US$ nil).

Croatia:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.1 million (2008: US$ 0.1 million; 2007: US$ 20 thousand). The total amount payable at December 31, 2009 was US$ 1 thousand (December 31, 2008: US$ nil).

Czech Republic:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.4 million (2008: US$ 2.7 million; 2007: US$ 0.7 million). The total amount payable at December 31, 2009 was US$ nil (December 31, 2008: US$ 0.2 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Slovak Republic:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.1 million (2008: US$ 1.9 million; 2007: US$ 41 thousand). The total amount payable as at December 31, 2009 was US$ nil (December 31, 2008: US$ 0.2 million).

Romania:

The total purchases from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 were approximately US$ 35.4 million (2008: US$ 47.1 million; 2007: US$ 28.3 million). Of this, US$ 28.3 million was in respect of purchases of programming rights.  At December 31, 2009, we owed approximately US$ 0.4 million to companies related to or connected with Mr. Sarbu (December 31, 2008: US$ 1.3 million). The total sales to companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 were approximately US$ 0.9 million (2008: US$ 1.9 million; 2007: US$ 3.1 million).  At December 31, 2009, we were owed approximately US$ 1.5 million by companies related to or connected with Mr. Sarbu (December 31, 2008: US$ 8.6 million).

Certain subsidiaries of the Company have entered into various production and distribution arrangements with Imagine in Action, Inc. and Abandon S.R.L., two television production and distribution companies controlled by Ms. Alma Sarbu, the daughter of Adrian Sarbu. Pursuant to these arrangements, Media Pro Entertainment paid these two companies an aggregate of approximately US$ 0.3 million in the year ended December 31, 2009, including the period prior to our acquisition of Media Pro Entertainment.

On December 9, 2009 we acquired Media Pro Entertainment from companies related to or connected with Mr. Sarbu.  See Note 3 “Acquisitions and Disposals: Romania”.

On April 17, 2008 we acquired certain radio broadcasting assets of Radio Pro from companies related to or connected with Mr. Sarbu for a purchase price of RON 47.2 million (approximately US$ 20.6 million).

Slovenia:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.1 million (2008: US$ 25 thousand; 2007: US$ 42 thousand). The total amount payable at December 31, 2009 was US$ 29 thousand (December 31, 2008: US$ nil).

Ukraine:

We purchased programming from companies related to or connected with Mr. Sarbu in the year ended December 31, 2009 with a value of approximately US$ 0.7 million (2008: US$ nil; 2007: US$ nil). The total amount payable as at December 31, 2009 was US$ nil (December 31, 2008: US$ nil).

Time Warner

Bulgaria:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 37.0 million (2008: US$ 0.2 million; 2007: US$ nil). The total amount payable as at December 31, 2009 was US$ 1.6 million (December 31, 2008: US$ 0.1 million).

Croatia:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 44 thousand (2008: US$ 0.1 million; 2007: US$ 0.2 million). The total amount payable as at December 31, 2009 was US$ nil (December 31, 2008 US$ 0.1 million).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Czech Republic:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 1.9 million (2008: US$ 58.2 million; 2007: US$ 2.4 million). The total amount payable as at December 31, 2009 was US$ nil (December 31, 2008: US$ nil).

Romania:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 17.2 million (2008: US$ 14.2 million; 2007: US$ 13.2). The total amount payable as at December 31, 2009 was US$ 29.7 million (December 31, 2008: US$ 22.1 million).

Slovak Republic:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 1.6 million (2008: US$ 12.9 million; 2007: US$ 2.6 million). The total amount payable as at December 31, 2009 was US$ 7.0 million (December 31, 2008: US$ 3.6 million).

Slovenia:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 with a value of approximately US$ 2.3 million (2008: US$ 0.1 million; 2007: US$ 2.5 million) The total amount payable as at December 31, 2009 was US$ 0.6 million (December 31, 2008: US$ 0.6 million).

Ukraine:

We purchased programming from companies related to or connected with Time Warner in the year ended December 31, 2009 of US$ 1.8 million (2008: US$ 1.4 million; 2007: US$ 2.3 million). The total amount payable as at December 31, 2009 was US$ 0.7 million (December 31, 2008: $ nil).

Igor Kolomoisky

On June 30, 2008 we paid $140.0 million to Mr. Kolomoisky, a shareholder and member of our Board of Directors, in connection with our acquisition of the interests in the Studio 1+1 group over which he held options.

As part of the transactions involving the split of the KINO and CITI channels, on February 10, 2009, we acquired a 10% ownership interest in Glavred for US$ 12.8 million, from an entity controlled by Alexander Tretyakov. Mr. Kolomoisky indirectly owns 90% of Glavred.

We sold technical services with a value of US$ 0.2 million to companies related to or connected with CJSC TV Channel TET, an entity related to or connected with Mr. Kolomoisky, in the year ended December 31, 2009.  (2008: US$ nil; 2007: US$ nil). The total amount receivable as at December 31, 2009 was US$ 0.1 million (2008: US$ nil).

In July 2009, we entered into an agreement with Igor Kolomoisky pursuant to which Mr. Kolomoisky and certain of his affiliates would invest US $100.0 million in cash and contribute the entities that own and operate the TET TV channel in Ukraine, in exchange for 49.0% ownership interest in our Ukraine operations (the “2009 Ukraine Agreement”). In January 2010 we entered into a new agreement with Mr. Kolomoisky and a company beneficially owned by him in which we agreed to sell our entire interests in our Ukraine operations for US$ 300.0 million plus the reimbursement of cash operating costs incurred by CME between signing and closing, estimated to be approximately US$ 19.0 million, (the “Ukraine Transaction”). In connection with entering into the Ukraine Transaction, the 2009 Ukraine Agreement was terminated.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

23. RESTRICTED AND UNRESTRICTED SUBSIDIARIES

Under the terms of the indentures governing the Floating Rate Notes and the 2009 Fixed Rate Notes (the “2007 Indenture” and the “2009 Indenture” respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated Interest Expense to Consolidated EBITDA (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For the purposes of the 2007 Indenture and the 2009 Indenture, the calculation of the Coverage Ratio includes the company and its subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. Previously, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprised our Ukraine and Bulgaria operations as “Unrestricted Subsidiaries”. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative EBITDA of the Ukraine and Bulgaria operations from the calculation of our Coverage Ratio. We also designated a wholly owned subsidiary holding company, the entity that funds those operations (the “Development Financing Holding Company”), as an Unrestricted Subsidiary at the same time we designated the Ukraine and Bulgaria operations as Unrestricted Subsidiaries. The Unrestricted Subsidiaries had US$ 215.2 million in cash at December 31, 2009.

Our Coverage Ratio is currently below 2.0 times, therefore our Restricted Subsidiaries are restricted from making payments or investments in total of more than approximately EUR 80.0 million (approximately US$ 115.2 million) to our Unrestricted Subsidiaries or to any other operations that are not restricted subsidiaries. We have made US$ 34.7 million of such payments and as at December 31, 2009 we have capacity for approximately US$ 80.5 million of additional payments or investments in the Unrestricted Subsidiaries in the event our Coverage Ratio fell below 2.0 times.

When the Ukraine Transaction closes (see Note 24, “Subsequent Events: Ukraine Transaction”) the Development Financing Holding Company may choose to return any unrequired portion of the US$ 189.5 million that it holds to a Restricted Subsidiary. There is no requirement to maintain a minimum cash balance in this company and the US$ 189.5 million cash balance remains available to our Restricted Subsidiaries at any time.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Intra-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2009
Net revenues	$678,424	$35,554	$-	$713,978
Operating income / (loss)	91,464	(174,644)	-	(83,180)
Depreciation of station property, plant and equipment	48,894	4,757	-	53,651
Amortization of broadcast licenses and other intangibles	18,373	3,224	-	21,597
Net income / (loss) attributable to CME Ltd.	$63,448	$(160,605)	$-	$(97,157)

Consolidated Balance Sheet:
	As at December 31, 2009
Cash and cash equivalents	243,314	215,215	-	458,529
Third Party Debt (1)	1,377,194	674	-	1,377,868
Total assets	3,365,435	335,623	(828,271)	2,872,787
Total CME Ltd. shareholders’ Equity	1,683,789	195,459	(701,659)	1,177,589

(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd. consolidated group.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Intra-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2008
Net revenues	$919,351	$100,583	$-	$1,019,934
Operating income / (loss)	263,892	(391,689)	-	(127,797)
Depreciation of station property, plant and equipment	48,047	3,621	-	51,668
Amortization of broadcast licenses and other intangibles	30,978	4,403	-	35,381
Net income / (loss) attributable to CME Ltd.	$128,572	$(398,118)	$-	$(269,546)

Consolidated Balance Sheet:
	As at December 31, 2008
Cash and cash equivalents	92,528	14,905	-	107,433
Third Party Debt (1)	1,002,923	862	-	1,003,785
Total assets	2,766,862	238,462	(598,708)	2,406,616
Total CME Ltd. shareholders’ Equity	$1,498,961	$109,065	$(512,768)	$1,095,258
(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd consolidated group.

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Intra-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2007
Net revenues	$712,018	$126,838	$-	$838,856
Operating income / (loss)	190,230	20,226	-	210,456
Depreciation of station property, plant and equipment	29,705	2,948	-	32,653
Amortization of broadcast licenses and other intangibles	24,679	291	-	24,970
Net income / (loss) attributable to CME Ltd.	$90,341	$(1,723)	$-	$88,618
(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd consolidated group.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

24.  SUBSEQUENT EVENTS

Ukraine Transaction

On January 20, 2010, CME entered into an agreement (the “Ukraine Transaction”) to sell 100% of our interest in our Ukraine operations to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME shareholder and a member of our Board of Directors, for US$ 300.0 million in cash plus the reimbursement of cash operating expenses between signing and closing, estimated to be US$ 19.0 million. We received an initial payment of US$ 30.0 million on February 1, 2010. The remainder is payable at closing, which is expected to be in April 2010 (see Note 22, “Related Party Transactions”).

Credit facilities

On February 16, 2010 the aggregate commitment by the lenders under the Erste Facility to CET 21 increased from CZK 2.5 billion (approximately US$ 136.1 million) to CZK 2.8 billion (approximately US$ 152.4 million). As of February 24, 2010, we had drawn CZK 2.8 billion (approximately US$ 152.4 million) under the Erste Facility. Drawings were used to refinance certain existing indebtedness of CET 21 to CS and to repay certain inter-group indebtedness of CET 21.

On February 9, 2010, we entered into an interest rate swap agreement with Unicredit and CS until 2013 to convert CZK 1.5 billion (approximately $US 81.7 million) of the Erste Facility from a floating rate of 3 month PRIBOR (plus margin) to a fixed interest rate of 2.730% per annum (plus margin). The notional amounts swapped decline in line with the planned amortisation of the loan and extension option. The fair value of the interest rate swap will be recorded on the Consolidated Balance Sheet and any adjustments to the fair value will be recorded in the Consolidated Statement of Operations.

Acquisition of the bTV group

On February 18, 2010, we and our wholly owned subsidiary CME Media Enterprises B.V. (“CME BV”) entered into a Deed relating to the sale and purchase of certain media interests in Bulgaria (the “Agreement”) with News Corporation and News Netherlands B.V. Under the Agreement, CME BV or a wholly owned subsidiary of CME BV will acquire (i) 100% of Balkan News Corporation EAD (“BNC”), which owns a 74% interest in Radio Company C.J. OOD (“RCJ”) and a 23% interest in Balkan Media Group AD, and (ii) 100% of TV Europe B.V., which owns 100% of Triada Communications EOOD (“Triada”). BNC and Triada operate and broadcast the bTV, bTV Cinema and bTV Comedy television channels and RCJ operates several radio stations in Bulgaria (the “bTV group”).  Total cash consideration for the transaction is US$ 400 million on a cash-free and debt-free basis and is subject to an adjustment in the event that actual working capital at completion differs from an agreed level of target working capital. Completion is subject to the approval of the Bulgarian Commission for the Protection of Competition and other customary closing conditions and is expected to occur in the second quarter of 2010.

On February 18, 2010, CME BV entered into a sale and purchase agreement (“SPA”) with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Krassimir Guergov to restructure the operations of its Bulgarian terrestrial channel Pro.BG and cable channel Ring.BG (the “Pro.BG business”). Mr. Guergov is entitled by contract to the economic benefits that accrue to Top Tone Holdings.  Under the SPA, Top Tone Holdings will transfer to CME BV its 20% interest in each of Top Tone Media S.A. and Zopal S.A., which together own the Pro.BG business, in consideration of (i) receiving a 6% interest in a subsidiary to be formed to acquire the bTV group in the transaction described above and (ii) the termination of the existing agreements with Top Tone Holdings and Krassimir Guergov in respect of the Pro.BG business. It is expected that Mr. Guergov, who has provided expertise and advice for the Pro.BG business, will continue to provide advice following the completion of these transactions.

We have evaluated subsequent events through February 24, 2010, the date on which our financial statements were issued.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

25.  QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2009 and 2008 is as follows:

	For the Year ended December 31, 2009
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$141,221	$186,185	$134,482	$252,090
Cost of revenue	122,032	145,123	143,046	189,042
Operating (loss) / income	(84,482)	11,703	(33,450)	23,049
Net (loss) / income from continuing operations	(46,678)	22,106	(24,294)	(58,941)
Net (loss) from discontinued operations	(262)	-	-	-
Net (loss) / income attributable to CME Ltd.	$(44,438)	$24,081	$(21,550)	$(55,250)

Net (loss) / income per share:
Basic EPS	$(1.05)	$0.47	$(0.35)	$(0.89)
Effect of dilutive securities	-	-	-
Diluted EPS	$(1.05)	$0.47	$(0.35)	$(0.89)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year ended December 31, 2008
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)		Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$223,023	$304,808		$200,603	291,501
Cost of revenue	146,886	174,812		158,862	189,903
Operating (loss) / income	45,474	98,743		7,156	(279,170)
Net (loss) / income from continuing operations	15,672	65,518		(18,568)	(326,316)
Net (loss) from discontinued operations	(750)	(758)		(1,027)	(1,250)
Net (loss) / income attributable to CME Ltd.	$14,445	$63,465		$(19,329)	$(328,127)

Net income / (loss) per share:
Basic EPS	$0.34	$1.50		$(0.46)	$(7.75)
Effect of dilutive securities	-	(0.02)		-	-
Diluted EPS	$0.34	$1.48	$	(0.46)	$(7.75)
Note: The amounts shown above reflect the classification of the results of the CITI channel as a discontinued operation for all periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the allowable time periods and to ensure that information required to be disclosed is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2009, however we excluded from our assessment the internal control over financial reporting at the companies comprising Media Pro Entertainment (as defined in Item 8, Note 3, “Acquisitions and Disposals”), which we acquired on December 9, 2009 and whose financial statements constitute  11.6% and 6.2% of net and total assets, respectively, 0.8% of net revenues, and 1.2% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our assessment did not include the internal control over financial reporting at Media Pro Entertainment.  This assessment was performed under the direction and supervision of our President and Chief Executive Officer and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Based on that evaluation, we concluded that as of December 31, 2009, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the companies comprising Media Pro Entertainment (as defined in Item 8, Note 3, “Acquisitions and Disposals”), which were acquired on December 9, 2009 and whose financial statements constitute  11.6% and 6.2% of net and total assets, respectively, 0.8% of net revenues, and 1.2% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at MediaPro Entertainment. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 160, Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB 51 (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, Consolidation) and the adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (included in FASB ASC Topic 470, Debt).

DELOITTE LLP
London, United Kingdom
February 24, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Management,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual General Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2010 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual General Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” in our Proxy Statement for the 2010 Annual General Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Selection  of Auditors” in our Proxy Statement for the 2010 Annual General Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part Il, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2009 and 2008;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statement of Equity for the years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description
3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement No. 3380344 on Form S-1, filed June 17, 1994).

3.02*
Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 3, 2008 (incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

4.03*
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

4.04*
Registration Rights Agreement among Central European Media Enterprises Ltd., Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 10, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.05*
Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.06*
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, The Bank of New York, acting through its London Branch, as Trustee, The Bank of New York, acting through its London Branch, as Principal Paying Agent and Transfer Agent, The Law Debenture Trust Corporation p.l.c. as Security Trustee and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated September 17, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

4.07	Warrant to Purchase Common Stock issued to Metrodome B.V. (formerly, Media Pro B.V.), dated December 9, 2009.

4.08	Warrant to Purchase Common Stock issued to Media Pro Management S.A., dated December 9, 2009.

4.09*
Registration Rights Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated as of August 24, 2007 (incorporated by reference to Exhibit 4.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.10*
Amended and Restated Registration Rights Agreement between Central European Media Enterprises Ltd. and Testora Ltd., dated May 11, 2007 (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

Exhibit Number	Description

4.11	Registration Rights Agreement by and between the Company and Time Warner Media Holdings B.V., dated May 18, 2009.

10.01*+
Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on April 25, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.04*
Media Pro International S.A. put-option between CME Romania B.V., Adrian Sarbu and Rootland Trading Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

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

10.9*
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

10.12*
€37.5 million Facility Agreement, between Produkcija Plus Storitveno Podjetje d.o.o., ING Bank N.V., Nova Ljubljanska banka d.d. and Bank Austria Creditanstalt d.d., dated July 29, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.13*
Credit Line Agreement No. 2644105/LCD between Ceska Sporitelna a.s. and CET 21 spol. s r.o., dated October 27, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005).

10.14*
Loan Agreement between Central European Media Enterprises Ltd. and European Bank for Reconstruction and Development, dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.15*
Pledge Agreement on Shares in Central European Media Enterprises N.V. among Central European Media Enterprises Ltd., European Bank for Reconstruction and Development and Central European Media Enterprises N.V., dated July 21, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.16*
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

10.23*
Subscription Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

Exhibit Number	Description

10.24*
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

10.25*
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

10.29*
Sale-Purchase Contract for Shares in Pro TV S.A. between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.30*
Sale-Purchase Contract for Shares in Media Pro International S.A. between Rootland Trading Ltd. and CME Romania B.V., dated June 1, 2007 (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

10.31*
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

10.32*
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

10.33*
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

10.34*
Agreement between Mr. Richard Anthony Sheldon and Nova TV d.d., dated November 26, 2007 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.35*
Agreement among Global Komunikacije d.o.o., Nova TV d.d. and Operativna Kompanija d.o.o., dated November 26, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.36*
Agreement among Narval A.M. d.o.o., Studio Millenium d.o.o. and Nova TV d.d., dated November 26, 2007 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.37*
Purchase Agreement among Central European Media Enterprises Ltd., Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.38*
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

10.39*
Security Assignment between Central European Media Enterprises Ltd., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.40*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.41*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.5  to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

Exhibit Number	Description

10.42*
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

10.44*
Capped Call Transaction between Central European Media Enterprises Ltd. and BNP Paribas, dated March 4, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.45*
Capped Call Transaction between the Company and Lehman Brothers OTC Derivatives Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.46*
Master Share Purchase Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated July 28, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.47*
TV2 Group Shareholders Agreement between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Equip Limited dated July 28, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.48*
Separation Agreement between CME Development Corporation and Michael Garin, dated December 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008).

10.49*
Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.50*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.51*+
Contract of Employment dated June 30, 2009 between CME Development Corporation and Charles Frank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.52*
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

Exhibit Number	Description

10.53*
Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Metrodome B.V. (formerly, Media Pro B.V.). and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.54*+
Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.55*
Dealer Manager Agreement between Central European Media Enterprises Ltd. and Deutsche Bank AG, London Branch, dated September 7, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.56*
Tender Agency Agreement between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch, as Principal Tender Agent, and certain other tender agents, dated September 7, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.57*
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG and J.P. Morgan Securities Ltd., dated September 10, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.58*
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated September 16, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.59*
Contract Assignment between CME Media Enterprises B.V, Central European Media Enterprises Ltd., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.60*
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), European Bank for Reconstruction and Development, The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

Exhibit Number	Description

10.61*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.62*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.63*
Purchase Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., Deutsche Bank AG, London Branch, BNP Paribas London Branch, Merrill Lynch International, Erste Group Bank AG, ING Bank N.V., London Branch and J.P. Morgan Securities Ltd., dated September 23, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.64*
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and The Bank of New York Mellon, acting through its London Branch (formerly JPMorgan Chase Bank, N.A., London Branch), dated September 29, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.65*
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon (formerly JPMorgan Chase Bank, N.A., London Branch), BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 29, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.66	Amendment to the Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Metrodome B.V. (formerly, Media Pro B.V.). and Adrian Sarbu, dated December 9, 2009.

10.67	Subscription Agreement among Central European Media Enterprises Ltd., Media Pro Management S.A. and Metrodome B.V. (formerly, Media Pro B.V.), dated December 9, 2009.

10.68	Share Purchase Agreement among Central European Media Enterprises Ltd., CME Cyprus Holding II Limited, Igor Kolomoisky and Harley Trading Limited, dated January 20, 2010.

10.69
Termination agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated January 20, 2010.

Exhibit Number	Description

10.70
Facility Agreement among CET 21 spol. s r.o., Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders and the Company, CME Slovak Holdings B.V., CME Media Enterprises B.V., CME Romania B.V. and Markiza-Slovakia, spol. s r.o. as original guarantors, dated December 21, 2009.

10.71	Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009.

10.72	Irrevocable Voting Deed and Corporate Representative Appointment among RSL Savannah LLC, Time Warner Media Holdings B.V. and the Company, dated May 18, 2009.

10.73+	Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated June 19, 2009.

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

*	Previously filed exhibits
+	Exhibit is a management contract or compensatory plan

b)	Exhibits: See (a)(3) above for a listing of the exhibits included as part of this report.
c)	Report of Independent Registered Public Accountants on Schedule II - Schedule of Valuation Allowances. (See page S-1 of this Annual Report on Form 10-K.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2010	/s/ Adrian Sarbu
Adrian Sarbu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Lauder	Chairman of the Board of Directors	February 24, 2010
Ronald S. Lauder

/s/ Herbert A. Granath	Vice-Chairman of the Board of Directors	February 24, 2010
Herbert A. Granath

/s/ Adrian Sarbu	President and Chief Executive Officer	February 24, 2010
Adrian Sarbu	and Director (Principal Executive Officer)

/s/ Charles Frank	Chief Financial Officer	February 24, 2010
Charles Frank	(Principal Financial Officer)

/s/ David Sturgeon	Deputy Chief Financial Officer	February 24, 2010
David Sturgeon	(Principal Accounting Officer)

/s/ Paul T. Cappuccio	Director	February 23, 2010
Paul T. Cappuccio

/s/ Michael Del Nin	Director	February 23, 2010
Michael Del Nin

/s/ Igor Kolomoisky	Director	February 24, 2010
Igor Kolomoisky

/s/ Alfred W. Langer	Director	February 24, 2010
Alfred W. Langer

/s/ Fred H. Langhammer	Director	February 24, 2010
Fred H. Langhammer

/s/ Bruce Maggin	Director	February 24, 2010
Bruce Maggin

/s/ Parm Sandhu	Director	February 24, 2010
Parm Sandhu

/s/ Caryn Seidman Becker	Director	February 24, 2010
Caryn Seidman Becker

/s/ Duco Sickinghe	Director	February 24, 2010
Duco Sickinghe

Director
Eric Zinterhofer

INDEX TO SCHEDULES

S-1

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)

	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2006	12,640	15,885
Charged to costs and expenses	1,852	9,803
Charged to other accounts (1)	(602)	2,000
Foreign exchange	691	1,208
Balance at December 31, 2007	14,581	28,896
Charged to costs and expenses	2,541	7,192
Charged to other accounts (1)	(2,021)	11,880
Foreign exchange	(385)	(576)
Balance at December 31, 2008	14,716	47,392
Charged to costs and expenses	10,419	(11,350)
Charged to other accounts (1)	(6,571)	29,762
Foreign exchange	(5)	(93)
Balance at December 31, 2009	18,559	65,711

(1)  Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.