Form 10-Q
period 2010-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2010-05-05
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

Mintflower Place, 4th floor 8 Par-La-Ville Rd, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2010
Class A Common Stock, par value $0.08	56,046,176
Class B Common Stock, par value $0.08	7,490,936

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2010

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$463,375	$445,954
Restricted cash (Note 17)	30,985	1,046
Accounts receivable, net (Note 5)	156,041	180,983
Program rights, net	70,912	73,922
Asset held for sale	93,458	86,349
Other current assets (Note 6)	88,402	93,207
Total current assets	903,173	881,461
Non-current assets
Property, plant and equipment, net (Note 7)	256,066	274,710
Program rights, net	199,911	182,601
Goodwill (Note 3)	1,101,868	1,136,273
Broadcast licenses and other intangible assets, net (Note 3)	335,437	353,243
Other non-current assets (Note 6)	34,068	44,499
Total non-current assets	1,927,350	1,991,326
Total assets	$2,830,523	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$177,789	$199,175
Credit facilities and obligations under capital leases (Note 9)	56,482	117,910
Liability held for sale	29,488	22,193
Other current liabilities (Note 10)	50,614	12,840
Total current liabilities	314,373	352,118
Non-current liabilities
Credit facilities and obligations under capital leases (Note 9)	131,596	6,030
Senior Debt (Note 4)	1,203,718	1,253,928
Other non-current liabilities (Note 10)	83,719	88,871
Total non-current liabilities	1,419,033	1,348,829
Commitments and contingencies (Note 18)

EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2009 – nil)	-	-
56,046,176 shares of Class A Common Stock of $0.08 each (December 31, 2009 –56,046,176)	4,484	4,484
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2009 – 7,490,936)	599	599
Additional paid-in capital	1,412,278	1,410,587
Accumulated deficit	(376,287)	(333,993)
Accumulated other comprehensive income	64,808	95,912
Total CME Ltd. shareholders’ equity	1,105,882	1,177,589
Noncontrolling interests	(8,765)	(5,749)
Total equity	1,097,117	1,171,840
Total liabilities and equity	$2,830,523	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net revenues	$143,641	$136,320
Operating expenses:
Operating costs	27,280	25,273
Cost of programming	87,786	64,448
Depreciation of property, plant and equipment	14,114	11,112
Amortization of broadcast licenses and other intangibles (Note 3)	5,149	5,687
Cost of revenues	134,329	106,520
Selling, general and administrative expenses	28,445	19,241
Impairment charge (Note 3)	-	81,843
Operating loss	(19,133)	(71,284)
Interest income	653	736
Interest expense (Note 15)	(31,528)	(21,428)
Foreign currency exchange gain, net	9,557	37,054
Change in fair value of derivatives (Note 11)	(3,656)	6,130
Other (expense) / income	(270)	104
Loss from continuing operations before tax	(44,377)	(48,688)
Credit for income taxes	2,391	10,583
Loss from continuing operations	(41,986)	(38,105)
Discontinued operations, net of tax (Note 17)	(3,922)	(8,835)
Net Loss	(45,908)	(46,940)
Net loss attributable to noncontrolling interests	3,614	2,502
Net Loss attributable to CME Ltd.	$(42,294)	$(44,438)

Net loss	(45,908)	(46,940)
Currency translation adjustment	(30,333)	(192,860)
Comprehensive loss	$(76,241)	$(239,800)
Comprehensive loss attributable to noncontrolling interests	2,843	2,629
Comprehensive loss attributable to CME Ltd.	$(73,398)	$(237,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
PER SHARE DATA (Note 14):
Net loss per share:
Continuing operations - Basic	$(0.61)	$(0.84)
Continuing operations - Diluted	(0.61)	(0.84)
Discontinued operations – Basic	(0.06)	(0.21)
Discontinued operations - Diluted	(0.06)	(0.21)
Net loss attributable to CME Ltd. – Basic	(0.67)	(1.05)
Net loss attributable to CME Ltd. – Diluted	$(0.67)	$(1.05)

Weighted average common shares used in computing per share amounts (000’s):
Basic	63,537	42,337
Diluted	63,537	42,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s)
(Unaudited)
					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	-	-	-	-	1,691	-	-	-	1,691
Dividends	-	-	-	-	-	-	-	(173)	(173)
Net loss	-	-	-	-	-	(42,294)	-	(3,614)	(45,908)
Currency translation adjustment	-	-	-	-	-	-	(31,104)	771	(30,333)
BALANCE, March 31, 2010	56,046,176	$4,484	7,490,936	$599	$1,412,278	$(376,287)	$64,808	$(8,765)	$1,097,117

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	1,663	-	-	-	1,663
Acquisition of noncontrolling interests	-	-	-	-	(23,173)	-	-	-	(23,173)
Net loss	-	-	-	-	-	(44,438)	-	(2,502)	(46,940)
Currency translation adjustment	-	-	-	-	-	-	(192,733)	(127)	(192,860)
BALANCE, March 31, 2009	36,024,273	$2,882	6,312,839	$505	$1,105,107	$(281,274)	$9,357	$558	$837,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,908)	$(46,940)
Adjustments to reconcile net loss to net cash (used in) / generated from operating activities:
Loss from discontinued operations (Note 17)	3,922	8,835
Depreciation and amortization	80,764	55,337
Impairment charge (Note 3)	-	81,843
Loss on disposal of fixed assets	103	258
Stock-based compensation (Note 13)	1,573	1,547
Change in fair value of derivatives (Note 11)	3,656	(6,130)
Foreign currency exchange gain, net	(9,557)	(37,054)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	17,060	45,769
Program rights	(50,304)	(50,665)
Other assets	9,024	(21,137)
Accounts payable and accrued liabilities	(32,290)	26,226
Income taxes payable	(3,472)	(3,900)
Deferred taxes	(3,275)	(10,823)
VAT and other taxes payable	2,930	(8,738)
Net cash (used in) / generated from continuing operating activities	(25,774)	34,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,785)	(7,438)
Disposal of property, plant and equipment	-	661
Investments in subsidiaries and unconsolidated affiliates	(142)	(22,776)
Net cash used in continuing investing activities	(7,927)	(29,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	148,331	260,806
Payment of credit facilities and capital leases	(81,928)	(36,316)
Excess tax benefits from share-based payment arrangements	177	116
Net cash received from continuing financing activities	66,580	224,606

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(5,692)	(9,614)
NET CASH USED IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	(201)	(380)
NET CASH USED IN DISCONTINUED OPERATIONS – FINANCING ACTIVITIES	-	164
Impact of exchange rate fluctuations on cash	(9,565)	(15,725)

Net increase in cash and cash equivalents	17,421	203,926
CASH AND CASH EQUIVALENTS, beginning of period	445,954	94,423
CASH AND CASH EQUIVALENTS, end of period	$463,375	$298,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies. We are a vertically integrated media company operating leading broadcasting, internet and TV content businesses in Central and Eastern Europe. At March 31, 2010, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, Slovenia and Ukraine. On April 7, 2010, we disposed of our operations in Ukraine (see Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We are a vertically integrated media and entertainment company with three operating segments: Broadcast, New Media and Content (Media Pro Entertainment).

Broadcast

Bulgaria

As at March 31, 2010, we operated one national television channel in Bulgaria, PRO.BG, and the cable sports channel RING.BG. We owned 80.0% of Pro.BG Media EOOD (“Pro.BG”), which holds the broadcast license for PRO.BG, and 80.0% of Ring TV EAD (“Ring TV”), which operates RING.BG. On April 19, 2010, we completed the acquisition of the bTV group including the bTV, bTV Cinema and bTV Comedy channels and several radio channels, and on April 22, 2010 restructured the ownership of Pro.BG and Ring TV, thereby increasing our ownership in Pro.BG and Ring TV to 100.0% (see Note 21, “Subsequent Events”).

Croatia

We operate one national television channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV d.d. (“Nova TV”) which holds the broadcast license for NOVA TV (Croatia).

Czech Republic

We operate two national television channels in the Czech Republic: TV NOVA (Czech Republic) and NOVA CINEMA, and two cable/satellite channels: NOVA SPORT and MTV CZECH. We own 100.0% of CET 21 spol. s r.o., (“CET 21”) which holds the broadcast licenses for TV NOVA (Czech Republic), NOVA CINEMA, NOVA SPORT and MTV CZECH.

Romania

We operate six television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. We also operate two radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

We own a 95.0% interest in each of Pro TV S.A. (“Pro TV”) and Media Pro International S.A. (“MPI”). The remaining shares of these companies are owned by Adrian Sarbu, our President, Chief Executive Officer and member of our Board of Directors.  Pro TV holds the licenses for the PRO TV, ACASA, PRO TV INTERNATIONAL, PRO CINEMA, SPORT.RO and MTV ROMANIA channels.

Slovak Republic

We operate a national television channel in the Slovak Republic, TV MARKIZA, and a female-orientated cable channel, DOMA. We own 100.0% of MARKÍZA-SLOVAKIA, spol. s r.o., (“Markiza”), which holds the broadcast license for TV MARKIZA and operates DOMA.

Slovenia

We operate two national television channels in Slovenia, POP TV and KANAL A, and one regional television channel, TV PIKA. We own 100.0% of Produkcija Plus d.o.o.(“Pro Plus”), the operating company for our Slovenia broadcast operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, Kanal A d.o.o., which holds the licenses for the KANAL A channel, and Televideo d.o.o., which holds the licenses for the TV PIKA channel.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Ukraine

As at March 31, 2010, we operated one national television channel in Ukraine, STUDIO 1+1, and KINO, a network of regional channels. On April 7, 2010, we completed the sale of 100% of our interests in our Ukraine operations to Igor Kolomoisky, a shareholder and a member of our Board of Directors, for total consideration of US$ 308.0 million (see Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”).

New Media

We operate an integrated internet business in each of our markets, cross promoted and supported by the audience of our broadcast operations. We currently have over 40 internet sites generating over 2.0 million average daily unique visitors. These internet sites are organized into three major categories: Online TV, Sites & Portals and User Generated Content.

Serving as a second marketing platform for our broadcast operations, the New Media segment focuses on improving the user experience and the quality of the content on existing internet sites as well as launching targeted services. We continue to move our content online with multiple distribution (video-on-demand, simulcast with TV, catch-up) and services to attract all types of media audience, generating revenues from display and video advertising, paid premium content and subscriptions.

Content (Media Pro Entertainment)

We created the Media Pro Entertainment segment on January 1, 2010 by combining the existing production operations of our broadcasting stations with the operations of the Media Pro Entertainment business that we acquired on December 9, 2009. Media Pro Entertainment focuses on the development, production and distribution of television and feature film content for our television channels and to third parties, both within our region and globally.

Media Pro Entertainment is organized into three subdivisions:

Fiction and Reality and Entertainment Production (“Fiction”): This subdivision produces a range of fiction, reality and entertainment programming and films, using both purchased formats and developing our original formats.

Production Services: This subdivision provides assets and expertise to both our production operations and to third parties, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services. Its primary operations are currently based at our studios in Romania.

Distribution and Exhibition: This subdivision, also currently based in Romania, acquires rights to international film and television content across our region and distributes them both to third party clients and to our broadcast operations. Our distribution and exhibition operations are also able to generate third-party revenue from non-television rights acquired, either by distributing them directly through its cinema and home video operations or selling them throughout the region. Media Pro Entertainment owns and operates 16 cinema screens in Romania, including Romania’s first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in Romania and Hungary. Since January 1, 2010, our distribution and exhibition operations have also been responsible for selling finished content and formats developed by our fiction and reality and entertainment production operations.

Media Pro Entertainment currently generates revenues primarily from satisfying the demand of our broadcasters. For that reason, the financial results of the division are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it will take time for significant market changes to be reflected in the segment‘s results.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. Amounts as of December 31, 2009, included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements for the three months ended March 31, 2010 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Our significant accounting policies have not changed since December 31, 2009, except as noted below.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The unaudited condensed consolidated financial statements include the accounts of Central European Media Enterprises Ltd. (“CME Ltd.”) and our subsidiaries, after the elimination of intercompany accounts and transactions.  Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method.  Other investments are accounted for using the cost method.

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, CME Ltd., and our subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

Discontinued Operations

On April 7, 2010, we completed the sale of our operations in the Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME shareholder and a member of our Board of Directors, for total consideration of $308.0 million. The results of our Ukraine operations have therefore been accounted for as discontinued operations for all periods presented in accordance with Accounting Standard Codification ("ASC") Topic 360, “Property, Plant and Equipment” (see Note 17, “Discontinued Operations”). We have also reclassified the assets and liabilities held for sale as at December 31, 2009 for comparative purposes.

Consolidation

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. The update is to Accounting Standard Codification (“ASC”) 810, “Consolidation”. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. The adoption of this ASU had no material impact on our financial position or results of operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On January 1, 2010, we adopted ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” that was issued in December 2009. The update is to ASC 810. This standard amends ASC 810-10-25 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The adoption of this ASU had no material impact on our financial position or results of operations

Derivative Disclosure

We adopted ASU 2010-6, “Improving Disclosures on Fair Value Measurements” on January 1, 2010. There was no impact on the carrying value of any asset or liability recognized or results of operations and the relevant disclosure of inputs and valuation techniques is provided in Note 11, “Financial Instruments and Fair Value Measurements” to comply with the disclosure requirements of this ASU.

Subsequent Events

We adopted ASU 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” in February 2010 which no longer requires SEC filers to disclose the date through which subsequent events have been evaluated. The adoption of this ASU had no impact on our financial position or results of operations.

Recent Accounting Pronouncements

In April 2010, ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” was issued. This ASU amends ASC 718, “Compensation – Stock Compensation”, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect this ASU to have any impact on our financial position and results of operations.

3. GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets are the result of acquisitions in Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.  No goodwill is expected to be deductible for tax purposes.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Goodwill:

Goodwill by reporting unit as at March 31, 2010 and December 31, 2009 is summarized as follows:

	Gross balance, December 31, 2009	Accumulated impairment losses	Balance, December 31, 2009	Additions/ Adjustments	Foreign currency	Balance, March 31, 2010	Accumulated impairment losses	Gross balance, March 31, 2010
Broadcast segment:
Bulgaria	$64,044	$(64,044)	$-	$-	$-	$-	$(64,044)	$64,044
Croatia	11,211	(10,454)	757	-	(42)	715	(10,454)	11,169
Czech Republic	936,268	-	936,268	-	(24,811)	911,457	-	911,457
Romania	69,825	-	69,825	-	(2,435)	67,390	-	67,390
Slovak Republic	62,990	-	62,990	-	(4,053)	58,937	-	58,937
Slovenia	20,398	-	20,398	-	(1,313)	19,085	-	19,085
Media Pro Entertainment segment:
Fiction (1)	18,537	-	18,537	(128)	(629)	17,780	-	17,780
Production services (1)	9,950	-	9,950	-	(360)	9,590	-	9,590
Distribution and Exhibition (1)	17,548	-	17,548	-	(634)	16,914	-	16,914
Total	$1,210,771	$(74,498)	$1,136,273	$(128)	$(34,277)	$1 101,868	$(74,498)	$1,176,366

(1) The carrying amount of goodwill was adjusted as at March 31, 2010 due to resolution of certain tax positions. However, we are still reviewing certain other tax positions and we expect to finalize the purchase price allocation exercise for the acquisition of the Media Pro Entertainment business acquired December 2009 in the second quarter of 2010.

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at March 31, 2010 and December 31, 2009 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2009	$58,506	$152,488	$74,580	$61,377	$6,292	$353,243
Additions	-	-	-	-	-	-
Amortization	-	(2,584)	(385)	(1,895)	(285)	(5,149)
Foreign currency movements	(2,288)	(4,383)	(2,584)	(3,225)	(177)	(12,657)
Balance, March 31, 2010	$56,218	$145,521	$71,611	$56,257	$5,830	$335,437

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

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Gross value	$391,019	$405,140
Accumulated amortization	(111,800)	(110,403)
Net book value of amortized intangible assets	$279,219	$294,737
Indefinite-lived broadcast licenses	56,218	58,506
Total broadcast licenses and other intangible assets, net	$335,437	$353,243

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets:

Summary

We did not recognize impairment charges in respect of goodwill, indefinite-lived intangible assets or long-lived assets in the three months ended March 31, 2010. As we have been able to capitalize on our competitive position and the global economy has slowly been recovering, we concluded that there were no indicators of impairment and it was not necessary to perform a new impairment review after performing our annual impairment review in the fourth quarter of 2009.

Impairment reviews during 2009

Various macro economic indicators, a reduction in the short and medium term economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock during the first quarter of 2009 caused us to perform an impairment review in the first quarter of 2009. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the 2009 first quarter impairment review, we concluded that a charge was required to write down the long-lived assets in the PRO.BG asset group in our existing Bulgaria operations to US$ nil.

We recognized the following impairment charges in the three months ended March 31, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

4.  SENIOR DEBT

Our senior debt comprised the following as of March 31, 2010 and December 31, 2009:

	Carrying Value		Fair Value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

EUR 440.0 million 11.625% Senior Notes	$598,212	$639,515	$646,453	$608,510
EUR 150.0 million Floating Rate Senior Notes	202,185	216,090	169,835	153,424
USD 475.0 million 3.50% Senior Convertible Notes	403,321	398,323	409,094	369,883
	$1,203,718	$1,253,928	$1,225,382	$1,131,817

On September 17, 2009, we issued EUR 200.0 million (approximately US$ 269.6 million) of 11.625% senior notes at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 11.625% senior notes (approximately US$ 323.5 million) at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On May 16, 2007, we issued EUR 150.0 million (approximately US$ 202.2 million) of floating rate senior notes (the “Floating Rate Notes”, and collectively with the 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at March 31, 2010 was 2.616%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% senior convertible notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

2009 Fixed Rate Notes

Interest on the 2009 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at March 31, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price.

The 2009 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2009 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see Note 20, “Restricted and Unrestricted Subsidiaries”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Floating Rate Notes

Interest on the Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at March 31, 2010 and December 31, 2009 was equal to the outstanding debt multiplied by the traded market price.

The Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see Note 20, “Restricted and Unrestricted Subsidiaries”).

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

Convertible Notes

Interest on the Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at March 31, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2010, the Convertible Notes could not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

At the date of purchase, we determined that all of these capped call options met the definition of an equity instrument within the scope of ASC 815, “Derivatives and Hedging”, and consequently recognized them on issuance at fair value within additional paid-in capital. We believe that this classification is still correct with respect to the BNP and DB capped call options and have continued to recognize them within Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Equity.

The bankruptcy filing of Lehman Holdings, as guarantor, in September 2008 was an event of default that gave us the right to early termination and effectively extinguished the capped call option agreement with Lehman OTC. On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which was recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations. See Note 18, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock price	Shares issued on conversion of Convertible Notes	Shares received on exercise of capped call options	Net shares issued	Value of shares issued (US$ ‘000)
$105.00 and below	$-	$-	$-	$-
110.00	(205,628)	133,658	(71,970)	(7,917)
120.00	(565,476)	367,559	(197,917)	(23,750)
130.00	(869,963)	565,475	(304,488)	(39,583)
140.00	(1,130,951)	735,118	(395,833)	(55,417)
151.20	(1,382,274)	898,478	(483,796)	(73,150)
$200.00	(2,148,807)	679,248	(1,469,559)	$(293,912)

At March 31, 2010, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at March 31, 2010, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the capped call options with DB and BNP at March 31, 2010 was US$ (0.3) million.

In accordance with ASC 470, “Debt”, we calculated the value of the conversion option embedded in the Convertible Notes and account for it separately.

	Principal amount of liability component	Unamortized discount	Net carrying value	Equity Component
BALANCE, December 31, 2009	$(475,000)	$76,677	$(398,323)	$110,752
Amortization of debt issuance discount for the three months ended March 31, 2010	-	(4,998)	(4,998)	-
BALANCE, March 31, 2010	$(475,000)	$71,679	$(403,321)	$110,752

The debt issuance discount is being amortized using the effective interest method over the life of the Convertible Notes, which mature on March 15, 2013.  The effective interest rate on the liability component for all periods presented was 10.3%.

Certain other derivative instruments have been identified as being embedded in the Convertible Notes, but as they are considered to be clearly and closely related to the Convertible Notes they are not accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Third-party customers	$167,329	$192,906
Less allowance for bad debts and credit notes	(12,526)	(13,201)
Related parties	2,317	2,170
Less allowance for bad debts and credit notes	(1,079)	(892)
Total accounts receivable	$156,041	$180,983

At March 31, 2010, CZK 537.7 million (approximately US$ 28.5 million) of receivables were pledged as collateral subject to a facility agreement with Erste Group Bank A.G. (see Note 9 (b), “Credit Facilities and Obligations under Capital Leases”).

6.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Current:
Prepaid program rights	$42,713	$44,219
Productions in progress	6,945	12,234
Other prepaid expenses	9,835	9,431
Income taxes recoverable	10,434	7,426
Deferred tax	6,607	4,948
Capitalized debt costs	5,636	5,591
VAT recoverable	3,633	6,625
Inventory	1,609	1,555
Other	990	1,178
Total other current assets	$88,402	$93,207

	March 31, 2010	December 31, 2009
Non-current:
Capitalized debt costs	$21,571	$22,816
Deferred tax	7,473	10,977
Productions in progress	2,233	7,737
Other	2,791	2,969
Total other non-current assets	$34,068	$44,499

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land and buildings	$163,964	$169,568
Machinery, fixtures and equipment	199,573	206,954
Other equipment	32,295	33,260
Software licenses	37,194	37,176
Construction in progress	12,271	13,211
Total cost	$445,297	$460,169
Less: Accumulated depreciation	(189,231)	(185,459)
Total net book value	$256,066	$274,710
Assets held under capital leases (included in the above)
Land and buildings	$5,688	$6,079
Machinery, fixtures and equipment	2,923	3,927
Total cost	8,611	10,006
Less: Accumulated depreciation	(1,882)	(2,180)
Net book value	$6,729	$7,826

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accounts payable	$35,983	$42,854
Programming liabilities	65,426	58,807
Duties and other taxes payable	18,504	18,927
Accrued staff costs	13,347	17,356
Accrued interest payable	5,584	26,686
Income taxes payable	3,996	3,895
Accrued production costs	6,563	7,439
Accrued legal contingencies	1,683	625
Accrued legal and professional fees	808	964
Authors’ rights	7,114	4,751
Other accrued liabilities	18,781	16,871
Total accounts payable and accrued liabilities	$177,789	$199,175

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  CREDIT FACILITIES AND OBLIGATIONS UNDER CAPITAL LEASES

Group loan obligations and overdraft facilities comprised the following at March 31, 2010 and December 31, 2009:

		March 31, 2010	December 31, 2009
Credit facilities	(a) – (g)	$182,812	$117,991
Capital leases		5,266	5,949
Total credit facilities and capital leases		$188,078	$123,940
Less current maturities		(56,482)	(117,910)
Total non-current credit facilities and capital leases		$131,596	$6,030

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 6.7 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  As at March 31, 2010, the full EUR 5.0 million (approximately US$ 6.7 million) facility was available to be drawn. Interest is payable at the relevant money market rate plus 2.0%.

As at March 31, 2010, we had net deposits of US$ 17.3 million and net drawings of US$ 2.7 million in the BMG cash pool.

(b) On December 21, 2009, CET 21, one of our wholly owned subsidiaries in the Czech Republic, entered into a Facility Agreement (the “Erste Facility”) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. (“UniCredit”) and BNP Paribas as original lenders. As of March 31, 2010, an aggregate amount of CZK 2.8 billion (approximately US$ 148.4 million) was available and had been drawn. Drawings under the facility were used to refinance certain existing indebtedness of CET 21 to CSAS and to repay certain intra-group indebtedness of CET 21. The facility matures on April 30, 2012, subject to a potential extension of one year. Interest under the facility is calculated at a rate per annum of 4.90% (floating rate) above the Prague interbank offered rate (“PRIBOR”). The applicable rate at March 31, 2010 was 6.34%. As of March 31, 2010, CET 21 had hedged the interest rate exposure on CZK 1.5 billion (approximately US$ 79.5 million) principal outstanding under the Erste Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

The repayment of the loan will commence on December 21, 2010 and will be in four semi-annual installments of 15% each and one installment of 40% on the maturity date (assuming no extension). CET 21 may be required to prepay amounts drawn in the event of specified changes of control. As security for the facility, CET 21 has pledged substantially all of its assets, including its 100% ownership interest in CME Slovak Holdings B.V. (which in turn has an ownership interest, directly or indirectly, in 100% of the registered capital of Markiza) and its ownership interest in 100% of the registered capital of Jyxo, s.r.o. and BLOG Internet, s.r.o. In addition, CME Investments B.V., a wholly owned subsidiary of CME Ltd., has granted security over the receivables under inter-group loans made to CET 21 and Markiza, respectively. The Erste Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21’s ability to carry out certain types of transactions, incur additional indebtedness, make disposals and create liens.

(c) As at March 31, 2010, there were no drawings under a CZK 300.0 million (approximately US$ 15.9 million) factoring facility with Factoring Ceska Sporitelna (“FCS”) available until September 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

(d) The CZK 1.2 billion (approximately US$ 64.6 million at the date of repayment) credit facility of CET 21 with CSAS, was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(e) The CZK 250.0 million (approximately US$ 13.5 million at date of repayment) working capital facility of CET 21 with CSAS was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(f) At March 31, 2010, Media Pro Entertainment had an aggregate principal amount of RON 8.2 million (approximately US$ 2.7 million) of loans outstanding to Central National al Cinematografei ("CNC"), a state body which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At March 31, 2010, we had 11 loans outstanding to the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at March 31, 2010 and December 31, 2009 are shown net of a fair value adjustment to reflect the interest free nature of the loans arising on acquisition.

(g) On July 29, 2005, Pro Plus entered into a revolving facility agreement for up to EUR 37.5 million (approximately US$ 50.5 million) in aggregate principal amount with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana.  The facility amortizes by 10.0% each year for four years commencing one year after signing, with the remaining 60.0% repayable after five years.  This facility was secured by a pledge of the bank accounts of Pro Plus, the assignment of certain receivables, a pledge of our interest in Pro Plus and a guarantee of our wholly owned subsidiary, CME Media Enterprises B.V. (“CME BV”).  Loans drawn under this facility bear interest at a rate of EURIBOR for the period of drawing plus a margin of between 2.1% and 3.6% that varies according to the ratio of consolidated net debt to consolidated broadcasting cash flow for Pro Plus. A rate of 3.52% applied at March 31, 2010.  As of March 31, 2010, EUR 22.5 million (approximately US$ 30.3 million) of the revolving facility had been drawn. This facility was fully repaid on April 30, 2010.

Total Group

At March 31, 2010, the maturity of our debt (including the carrying value of our Senior Notes and Convertible Notes) was as follows:

2010	$55,279
2011	44,729
2012	81,620
2013	403,321
2014	202,646
2015 and thereafter	598,935
Total	$1,386,530

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments from continuing operations, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at March 31, 2010:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2010	$974
2011	1,211
2012	842
2013	550
2014	1,862
2015 and thereafter	579
$6,018
Less: amount representing interest	(752)
Present value of net minimum lease payments	$5,266

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Current:
Payment on account - Ukraine sale	$30,000	$-
Deferred revenue	15,999	7,765
Consideration payable	1,431	1,614
Deferred tax	2,872	3,319
Other	312	142
Total other current liabilities	$50,614	$12,840

	March 31, 2010	December 31, 2009
Non-current:
Deferred tax	$65,738	$72,715
Program rights	5,325	6,876
Fair value of derivatives	12,231	8,567
Income taxes payable	234	507
Other	191	206
Total other non-current liabilities	$83,719	$88,871

11.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosure”, establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy established in ASC 820-10-35 are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At March 31, 2010, we had no material financial assets or liabilities carried at fair value using significant level 1 or level 3 inputs and the only instruments we value using level 2 inputs are the following currency swaps and interest rate swap agreements:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 567.1 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 506.7 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 4, “Senior Debt”). These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under ASC 815, “Derivatives and Hedging”, and so changes in their fair value are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

We value these currency swap agreements using an industry-standard currency swap pricing model which calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instrument, are readily observable.

The fair value of these instruments as at March 31, 2010, was a US$ 11.1 million liability, which represented an increase of US$ 2.5 million from the US$ 8.6 million liability as at December 31, 2009. This was recognized as a derivative loss in the condensed consolidated statement of operations.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013 to convert CZK 1.5 billion (approximately US$ 79.5 million) of the Erste Facility from a floating rate of the three month PRIBOR (plus a margin) to a fixed interest rate of 2.73% per annum (plus a margin).  The notional amounts swapped decline in line with the planned amortization of the loan and the extension option. The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

We value the interest rate swap agreement using a valuation model which calculates the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model is the expected PRIBOR based yield curve. This instrument is allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instrument, are readily observable.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The fair value of the interest rate swap as at March 31, 2010, was a US$ 1.2 million liability, which is recorded in other non-current liabilities and recognized as a derivative loss in the condensed consolidated statement of operations.

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at March 31, 2010 and December 31, 2009.  None were issued and outstanding as at March 31, 2010 and December 31, 2009.

Class A and B Common Stock

100,000,000 shares of Class A common stock, with a US$ 0.08 par value, and 15,000,000 shares of Class B common stock, with a US$ 0.08 par value, were authorized as at March 31, 2010 and December 31, 2009.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Shares of Class B common stock are convertible into share of Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

There were 7,490,936 shares of Class B common stock and 56,046,176 shares of Class A common stock outstanding at March 31, 2010.

Warrants

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase 850,000 shares of our Class A common stock at an exercise price of US$ 21.75 per share (valued at US$ 13.8 million at the date of issuance) to Alerria Management S.A. (formerly known as Media Pro Management S.A.) (“Alerria”) and Metrodome B.V. (formerly known as Media Pro B.V.) (“Metrodome”). Adrian Sarbu is the controlling shareholder of Alerria and Metrodome.  The warrants were exercisable in whole or in part from December 9, 2009 and have a six-year life.

At the date of the acquisition, we determined that the warrants met the definition of an equity instrument within the scope of ASC 480, “Distinguishing Liabilities from Equity”, and consequently recognized them on issuance at fair value within Additional Paid-In Capital.  Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified within Equity.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2010	2009

Stock-based compensation charged	$1,573	$1,547
Income tax benefit recognized	81	113

Under the provisions of ASC 718, “Compensation – Stock Compensation”, the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2010 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to members of executive management during the three months ended March 31, 2010.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free interest rate (%)	Expected term (years)	Expected volatility (%)	Fair value (US$/share)	Exercise Price (US$/share)
March 1, 2010	125,000	2.28	5.25	54.6	13.41	26.80
March 16, 2010	150,000	2.37	5.25	54.6	14.91	29.73

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. We do not expect to pay dividends in the future; therefore we have assumed a dividend yield of nil%. The weighted average fair value of all the grants made in the three months ended March 31, 2010 was US$ 14.11 per option.  The fair value of the option grants made in the three months ended March 31, 2010 (less expected forfeitures) of US$ 3.8 million is being recognized as an expense in the condensed consolidated statement of operations over the requisite service period of the awards.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

A summary of option activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (US$)

Outstanding at January 1, 2010	2,000,750	$39.59	5.24	$5,645
Granted	275,000	28.40	-	-
Forfeited	(53,750)	44.23	-	-
Outstanding at March 31, 2010	2,222,000	$38.09	5.36	$12,764
Vested or expected to vest	2,125,544	38.42	5.33	12,004
Exercisable at March 31, 2010	1,072,375	$47.42	4.30	$5,018

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.0 million at January 1, 2010.  In the three months ended March 31, 2010 and 2009, tax benefits of US$ 0.2 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2010 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of March 31, 2010. This amount changes based on the fair value of our common stock.

As of March 31, 2010, there was US$ 11.0 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.4 years.

14.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2010	2009
Loss from continuing operations attributable to CME Ltd.	$(38,372)	$(35,603)
Loss from discontinued operations	(3,922)	(8,835)
Net loss attributable to CME Ltd.	$(42,294)	$(44,438)

Weighted average outstanding shares of common stock (basic and diluted) (000’s)	63,537	42,337

Net loss per share:
Basic	$(0.67)	$(1.05)
Diluted	$(0.67)	$(1.05)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At March 31, 2010, 980,692 (December 31, 2009: 1,328,052) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at March 31, 2010.

15.  INTEREST EXPENSE

Interest expense comprised the following for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009

Interest on Senior Notes	$18,824	$9,408
Interest on Convertible Notes	4,156	4,156
Interest on capital leases	65	85
Other interest and fees	2,104	2,091
	$25,149	$15,740

Amortization of capitalized debt issuance costs	1,381	1,130
Amortization of issuance discount on Convertible Notes	4,998	4,558
	$6,379	$5,688
Total interest expense	$31,528	$21,428

16.  SEGMENT DATA

Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments: Broadcast, New Media and Content (Media Pro Entertainment) and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

We evaluate the performance of our segments based on Net Revenues and EBITDA. Our key performance measure of the efficiency of our segments is EBITDA margin.  We define EBITDA margin as the ratio of EBITDA to Net Revenues.  We believe EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  EBITDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated in consolidation.

EBITDA is determined as net income/(loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in divisional EBITDA, include:

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives;

•	stock-based compensation; and

•	certain unusual or infrequent items (e.g. impairments of assets or investments).

EBITDA may not be comparable to similar measures reported by other companies.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Below are tables showing our Net Revenues and EBITDA by segment for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Net Revenues	2010	2009
Broadcast:
Bulgaria	$940	$595
Croatia	11,725	10,080
Czech Republic	54,300	55,456
Romania	36,547	35,521
Slovak Republic	18,090	20,462
Slovenia	13,823	12,411
Total Broadcast	$135,425	$134,525
New Media	$2,021	$1,757
Media Pro Entertainment	$28,043	$14,411
Central	-	-
Elimination	(21,848)	(14,373)
Total Net Revenues	$143,641	$136,320

	For the Three Months Ended March 31,
EBITDA	2010	2009
Broadcast:
Bulgaria	$(9,070)	$(6,415)
Croatia	881	132
Czech Republic	22,184	25,287
Romania	4,529	9,774
Slovak Republic	(3,305)	5,899
Slovenia	3,084	3,011
Divisional costs	(486)	-
Total Broadcast	$17,817	$37,688
New Media	$(3,384)	$(1,564)
Media Pro Entertainment	$(2,033)	$(1,437)
Central	(10,812)	(4,259)
Elimination	(747)	(2,682)
Total EBITDA	$841	$27,746

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Reconciliation to Consolidated Statement of Operations:
Loss from continuing operations	$(41,986)	$(38,105)
Income tax credit	(2,391)	(10,583)
Other expense / (income)	270	(104)
Change in fair value of derivatives	3,656	(6,130)
Foreign currency exchange gain, net	(9,557)	(37,054)
Interest expense, net	30,875	20,692
Operating loss	$(19,133)	$(71,284)
Depreciation of property, plant and equipment	14,825	11,500
Amortization of intangible assets	5,149	5,687
Impairment	-	81,843
	$841	$27,746

We do not rely on any single major customer or group of major customers.

17.  DISCONTINUED OPERATIONS

On January 20, 2010, we entered into an agreement to sell 100% of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, for US$ 300.0 million in cash plus the reimbursement of US$ 8.0 million of cash operating expenses incurred between signing and closing.

We received an initial payment of US$ 30.0 million on February 1, 2010, which has been included as restricted cash in the condensed consolidated balance sheet as at March 31, 2010. The remaining US$ 278.0 million was received and the restricted cash was subsequently classified as unrestricted cash on April 7, 2010, when the sale was completed.

We have determined that the operations in Ukraine represent a disposal group consistent with the provisions of ASC 360, “Property, Plant and Equipment”. As a result, we have classified the assets and liabilities of our operations in Ukraine as held for sale at March 31, 2010 and depreciation and amortization associated with the assets was discontinued accordingly from January 20, 2010 (the date when the held for sale criteria of ASC 360 was met). All goodwill related to the Ukraine disposal group had been written off in prior periods. The assets classified as held for sale are measured at the lower of carrying value and fair value less costs to sell.

The results of operations have been classified as discontinued operations for all periods presented.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Summarized Financial Information of Discontinued Operations

Summarized operating results for the three months ended March 31, 2010 and 2009 for the Ukraine disposal group are as follows:

	March 31, 2010	March 31, 2009
Revenues	$16,888	$4,951
Cost of Revenues	(19,473)	(15,812)
Selling, general and administrative expenses	(2,223)	(2,603)
Operating loss	(4,808)	(13,464)
Foreign exchange gain	891	2,211
Other income / (expense)	25	(2)
Loss before tax	(3,892)	(11,255)
(Provision) / credit for income tax	(30)	2,420
Loss from discontinued operations	$(3,922)	$(8,835)

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At March 31, 2010, we had total commitments of US$ 452.0 million (December 31, 2009: US$ 436.8 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming Rights	$452,028	$110,158	$268,565	$69,956	$3,349

b) Operating Lease Commitments

For the three months ended March 31, 2010 and 2009, we incurred aggregate rent on all facilities of US$ 1.6 million and US$ 2.2 million, respectively.  Future minimum operating lease payments at March 31, 2010 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2010
2010	$4,740
2011	5,749
2012	5,391
2013	6,468
2014	3,999
2015 and thereafter	11,549
Total	$37,896

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

c) Acquisition of Minority Shareholdings in Romania

Adrian Sarbu has the right to sell to us his remaining shareholdings in Pro TV and MPI under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold. As at March 31, 2010, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

d) Ukraine Transaction

On January 20, 2010, we entered into an agreement with Mr. Kolomoisky and a company beneficially owned by him to sell our 100% interest in our Ukraine operations. The sale was completed on April 7, 2010 (see Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”).

e) Acquisition of the bTV group

On February 18, 2010, we entered into a deed whereby we agreed to acquire (i) 100% of Balkan News Corporation EAD (“BNC”), which owns a 74% interest in Radio Company C.J. OOD (“RCJ”) and a 23% interest in Balkan Media Group AD, and (ii) 100% of TV Europe B.V., which owns 100% of Triada Communications EOOD (“Triada”), from News Corporation and News Netherlands B.V. BNC and Triada operate and broadcast the bTV, bTV Cinema and bTV Comedy television channels and RCJ operates several radio stations in Bulgaria (collectively, the “bTV group”).  The acquisition closed on April 19, 2010 for total cash consideration of US$ 400.0 million plus a payment of US$13.1 million for a working capital adjustment (see Note 21, “Subsequent Events”).

On February 18, 2010, we entered into a sale and purchase agreement (“SPA”), which was subsequently amended and restated on April 19, 2010, with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Mr. Krassimir Guergov to restructure Pro.BG and Ring TV (the “Pro.BG business”). As at March 31, 2010, we owned 80% of the Pro.BG business, which operates PRO.BG and RING.BG, our legacy channels in Bulgaria. Mr. Guergov is entitled by contract to the economic benefits that accrue to Top Tone Holdings.  Under the SPA, Top Tone Holdings agreed to transfer to us its 20% interest in each of Top Tone Media S.A. and Zopal S.A., which together own 20% of the Pro.BG business, in consideration of (i) receiving a 6% interest in the subsidiary formed to acquire the bTV group and (ii) the termination of the existing agreements with Top Tone Holdings and Mr. Guergov in respect of the Pro.BG business. We completed this transaction on April 22, 2010 (see Note 21, “Subsequent Events”).

f) Czech Republic - Factoring of Trade Receivables

The Erste Facility is secured by a pledge of receivables under a factoring agreement. At March 31, 2010, CZK 537.7 million (approximately US$ 28.5 million) of receivables in the Czech Republic were pledged as collateral under this agreement (see Note 9 (b), “Credit Facilities and Obligations under Capital Leases”).

The transfer of the receivables is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing”, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against CME BV, which at the time the claim was filed, was the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2010. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.5 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (See Note 4, “Senior Debt: Convertible Notes”) over 1,583,333 shares of our Class A common stock which, together with purchases of similar options from other counterparties, entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

Following Lehman Holdings, the guarantor of the obligations of Lehman OTC under the capped call agreement, filing for Chapter 11 bankruptcy protection in September 2008, we assigned our claim in the bankruptcy proceedings to an unrelated third party on March 3, 2009 for cash consideration of US$ 3.4 million and recorded the amount as other income in the three months ended March 31, 2009.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

19. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist broadcasting and production services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  As stated in ASC 850, “Related Party Disclosures”, transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our executive officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, executive officer or director. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors; Time Warner Inc., beneficial owners of approximately 31.0% of our outstanding shares of Class A and Class B common stock; and Igor Kolomoisky, beneficial owner of approximately 2.6% of our outstanding shares of Class A common stock and a member of our Board of Directors.

Related Party Transactions

Adrian Sarbu

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(US$ 000’s)
Purchases of programming and services	$1,292	$9,058
Sales	$333	$370

	As at March 31, 2010	As at December 31, 2009
	(US$ 000’s)
Accounts payable	$886	$403
Accounts receivable	$1,447	$1,533

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Time Warner

	Three months ended March 31, 2010	Three months ended March 31, 2009
	(US$ 000’s)
Purchases of programming	$2,285	$-

	As at March 31, 2010	As at December 31, 2009
Accounts payable	$40,116	$39,085

Igor Kolomoisky

On January 20, 2010 we entered into an agreement to sell 100% of our operations in Ukraine to Harley Trading Limited, a company owned beneficially by Igor Kolomoisky.  The sale was completed on April 7, 2010 (see Note 21, “Subsequent Events”).

20. RESTRICTED AND UNRESTRICTED SUBSIDIARIES

Under the terms of the indentures governing the Floating Rate Notes and the 2009 Fixed Rate Notes (the “2007 Indenture” and the “2009 Indenture” respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For the purposes of the 2007 Indenture and the 2009 Indenture, the calculation of the Coverage Ratio includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of March 31, 2010, those subsidiaries that comprised our Ukraine and Bulgaria operations at March 31, 2010 and CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, were designated as Unrestricted Subsidiaries.

Our Coverage Ratio is currently below 2.0 times, therefore our Restricted Subsidiaries are restricted from making payments or investments in total of more than approximately EUR 80.0 million (approximately US$ 107.8 million) to our Unrestricted Subsidiaries or to any other operations that are not restricted subsidiaries. We have made US$ 32.5 million of such payments since we issued our Floating Rate Notes in 2007 and as at March 31, 2010 we have capacity for approximately US$ 75.3 million of additional payments or investments by CME Ltd. or the Restricted Subsidiaries in the Unrestricted Subsidiaries while our Coverage Ratio remains below 2.0 times.

There is no requirement to maintain a minimum cash balance in the Development Financing Holding Company and the remaining US$ 177.1 million cash balance remains available to our Restricted Subsidiaries at any time. The Development Financing Holding Company may choose to return any unrequired portion of the $ 177.1 million that it holds to a Restricted Subsidiary. We intend to maintain sufficient amounts to fund our developing operations, which currently consists only of the Pro.BG business in Bulgaria, to a break-even cash position, which we estimate will occur by 2013.

If the Unrestricted Subsidiaries exhaust all available cash, it may be possible to re-designate them as Restricted Subsidiaries provided that our Coverage Ratio is not below 2.0 times on a pro-forma basis. Our Restricted Subsidiaries are not restricted in the manner or amount of funding support they may provide to the Unrestricted Subsidiaries if they are so re-designated. Such a re-designation could have adverse consequences for our Coverage Ratio. If a funding need arises for our Unrestricted Subsidiaries, and we are prevented from re-designating our operations as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2010
Net revenues	$143,123	$954	$(436)	$143,641
Depreciation of property, plant and equipment	13,220	894	-	14,114
Amortization of broadcast licenses and other intangibles	5,149	-	-	5,149
Operating (loss)	(9,083)	(10,035)	(15)	(19,133)
Net (loss) attributable to CME Ltd.	$(26,937)	$(15,342)	$(15)	$(42,294)

Consolidated Balance Sheet:
	As at March 31, 2010
Cash and cash equivalents	$252,311	$211,064	$-	$463,375
Third Party Debt (1)	1,391,203	593	-	1,391,796
Total assets	3,345,534	319,966	(834,977)	2,830,523
Total CME Ltd. Equity	$1,635,216	$182,887	$(712,221)	$1,105,882
(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2009
Net revenues	$135,722	$598	$-	$136,320
Depreciation of property, plant and equipment	10,577	535	-	11,112
Amortization of broadcast licenses and other intangibles	4,141	1,546	-	5,687
Operating income / (loss)	19,414	(90,698)	-	(71,284)
Net income / (loss) attributable to CME Ltd.	$45,371	$(89,809)	$-	$(44,438)

Consolidated Balance Sheet:
	As at December 31, 2009
Cash and cash equivalents	$243,314	$202,640	$-	$445,954
Third Party Debt (1)	1,377,194	674	-	1,377,868
Total assets	3,365,435	335,623	(828,271)	2,872,787
Total CME Ltd. Equity	$1,683,789	$195,459	$(701,659)	$1,177,589
(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

21.  SUBSEQUENT EVENTS

Ukraine Transaction

On April 7, 2010, we completed the disposal of 100% of our Ukraine operations to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, for US$ 300.0 million in cash plus the reimbursement of cash operating expenses between signing and closing of US$ 8.0 million. On the closing date, the initial payment to us of US$ 30.0 million that was made on February 1, 2010 was released into unrestricted cash.

Acquisition of the bTV group

On April 19, 2010, we completed the acquisition of the bTV group from News Corporation and News Netherlands B.V. through our wholly owned subsidiary CME Bulgaria B.V. (“CME Bulgaria”) for total cash consideration of US$ 400.0 million and a payment of US$ 13.1 million for a working capital adjustment.

On April 19, 2010, we entered into an amended and restated sale and purchase agreement (the “SPA”) with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Mr. Krassimir Guergov to restructure the ownership of the Pro.BG business.

On April 22, 2010, pursuant to the SPA, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A., and pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Krassimir Guergov for total consideration of approximately $18.0 million. In addition, Top Tone Holdings purchased a 6.0% interest in CME Bulgaria from us for $17.7 million. Following the restructuring of our Pro.BG business, we own 100% of Pro.BG and Ring TV and 94% of the bTV group. It is expected that Mr. Guergov, who has provided expertise and advice for the Pro.BG business, will continue to provide advice to our operations in Bulgaria.

On April 22, 2010, Top Tone Holdings also entered into an investment agreement with us pursuant to which it will have the right to acquire up to an additional 4% of CME Bulgaria (i) for a one-year period from closing for $2.95 million for each 1% interest acquired (up to an aggregate amount of $11.8 million) and (ii) from the first anniversary of the closing until the third anniversary of the closing, at a price determined by an independent valuation. From the third anniversary of the closing, Top Tone Holdings will have the right to put its entire interest to us and we will have the right to call from Top Tone Holdings its entire interest, in each case at a price determined by an independent valuation.

Credit Facilities

On April 30, 2010, Pro Plus repaid its outstanding credit facility of EUR 22.5 million (approximately US$ 29.8 million at the date of repayment) and we are negotiating a new credit facility.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements
II.	Overview
III.	Our Business
IV.	Analysis of the Results of Operations and Financial Position
V.	Liquidity and Capital Resources
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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the economic downturn in our markets; decreases in television advertising spending and the rate of development of the advertising markets and the pace of any related recovery in the countries in which we operate; our ability to make future investments in television broadcast operations; our ability to develop and  implement strategies regarding sales and multi-channel distribution; the successful integration of the bTV group and Media Pro Entertainment; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a vertically integrated media and entertainment company operating broadcasting, new media and content businesses in six Central and Eastern European countries.  We completed the disposal of our operations in Ukraine on April 7, 2010 and, accordingly, those operations are treated as discontinued for all periods presented.

The following table provides a summary of our results for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, (US$ 000's)
	2010	2009	Movement
Net revenues	$143,641	$136,320	5.4%
Cost of revenues	(134,329)	(106,520)	26.1%
Selling, general and administrative expenses	(28, 445)	(19,241)	47.8%
Impairment charge	-	(81,843)	Nm(3)
Operating loss	(19,133)	(71,284)	73.2%
Net loss	$(45,908)	$(46,940)	(2.2)%
Net cash (used in) / generated by continuing operating activities	$(25,774)	$34,428	(174.9)%

III. Our Business

Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments: Broadcast, New Media and Content (Media Pro Entertainment) and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

We evaluate the performance of our segments based on Net Revenues and EBITDA. Our key performance measure of the efficiency of our segments is EBITDA margin.  We define EBITDA margin as the ratio of EBITDA to Net Revenues.  We believe EBITDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  EBITDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated in consolidation.

EBITDA is determined as net income/(loss), which includes program rights amortization costs, before interest, taxes, depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in divisional EBITDA, include:

•	foreign currency exchange gains and losses;

•	change in fair value of derivatives;

•	stock-based compensation; and

•	certain unusual or infrequent items (e.g. impairments of assets or investments).

EBITDA may not be comparable to similar measures reported by other companies.  Non-GAAP measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

Index

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, i.e. changes between the first quarter of 2010 and the first quarter of 2009.

A summary of our total Net Revenues and EBITDA is as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)
Broadcast:
Bulgaria	$940	$595	58.0%		51.1%
Croatia	11,725	10,080	16.3%		9.0%
Czech Republic	54,300	55,456	(2.1	) %	(13.1)%
Romania	36,547	35,521	2.9%		(5.5)%
Slovak Republic	18,090	20,462	(11.6	) %	(15.2)%
Slovenia	13,823	12,411	11.4%		6.9%
Total Broadcast	$135,425	$134,525	0.7%		(7.7)%

New Media	$2,021	$1,757	15.0%		5.8%
Media Pro Entertainment	$28,043	$14,411	94.6%		77.8%
Elimination	(21,848)	(14,373)	(52.0)%		(40.8)%
Total Net Revenues	$143,641	$136,320	5.4%		(3.6)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Index

	EBITDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)
Broadcast:
Bulgaria	$(9,070)	$(6,415)	(41.4)%		(35.8)%
Croatia	881	132	Nm(3)		Nm(3)
Czech Republic	22,184	25,287	(12.3	) %	(22.2)%
Romania	4,529	9,774	(53.7	) %	(57.9)%
Slovak Republic	(3,305)	5,899	(156.0	) %	(153.7)%
Slovenia	3,084	3,011	2.4%		(1.8)%
Divisional Operating Costs	(486)	-	Nm(3)		Nm(3)
Total Broadcast	$17,817	$37,688	(52.7	) %	(57.6)%

New Media	(3,384)	(1,564)	(116.4)%		(99.5)%
Media Pro Entertainment	(2,033)	(1,437)	(41.5)%		(47.8)%
Central	(10,812)	(4,259)	(153.9)%		(151.4)%
Elimination	(747)	(2,682)	(72.1)%		(72.5)%
Consolidated EBITDA	$841	$27,746	(97.0	) %	(97.4)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

The Broadcast segment reported net revenues for the three months ended March 31, 2010 of US$ 135.4 million, compared to US$ 134.5 million in the three months ended March 31, 2009, an increase of 1%. We generated EBITDA of US$ 17.8 million in the three months ended March 31, 2010, compared to US$ 37.7 million in the three months ended March 31, 2009, a decrease of 53%. In constant currency terms, this represents a decline in net revenues and EBITDA of 8% and 58%, respectively.

We took decisive actions during the first quarter to deliver increased audience share and we maintained or increased market leadership in all our Broadcast operations other than Bulgaria. In particular, we entered into agreements to dispose of our loss making operations in Ukraine and acquire the market leader in Bulgaria.

Revenues increased by 1% in the quarter compared to 2009 due to the appreciation of our local currencies against the dollar. In constant currency terms, television advertising spending in our markets on average was 12 % lower than the first quarter of 2009, with variances ranging from between positive 3% and negative 18%. This market decline was more severe than the decline in our revenues of 8% on a constant currency basis. We managed to maintain or increase our market shares by up to three percentage points during the first quarter of 2010 by adjusting our sales policies to meet the needs of our advertisers.

Costs increased by 21% in the quarter compared to 2009 due to a combination of the appreciation of our local currencies against the dollar, new channel investments made in the second half of 2009 and accelerated programming amortization in Bulgaria.  We strengthened our prime time audience shares while limiting comparable year-on-year costs increase in constant currency terms. These steps included pay constraints, the deferral of certain expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Our goal continues to be to maintain the high audience shares and the strength of our brands, as we believe this is essential to the value of our operations. We will continue to allocate sufficient investment in programming to protect these strengths.

Index

We anticipate the second quarter will show, on average, a low single digit decline in the local currency television advertising spending in our operating territories when compared to the same period in 2009, with variances ranging from between positive 3% and negative 10%.  We expect recovery to begin in all of our countries in the second half of 2010, with significant variation among countries in the timing and pace of the recovery. We currently expect that there will be low single digit growth in GDP in 2010 and that local currency TV advertising spending in our operating territories will on average be flat for the full year. After 2010, we currently believe that we will see a return to higher levels of nominal GDP growth and that the local currency television advertising spending will return to the levels experienced in 2008 during 2012. Accordingly, we expect growth rates in our markets will be higher than in Western European or U.S. markets.

We are confident that we will continue to maintain or increase our audience and market leadership, whilst continuing to control our costs.  Once market recovery starts, we will be best positioned to take advantage of the increased TV advertising spending and return to the high levels of EBITDA growth that we enjoyed in the years before the current economic crisis hit.

New Media

Our New Media segment has operations in Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia.

The New Media segment reported net revenues for the three months ended March 31, 2010 of US$ 2.0 million, compared to US$ 1.8 million in the three months ended March 31, 2009, an increase of 15%. We incurred EBITDA losses of US$ 3.4 million in the three months ended March 31, 2010, compared to US$ 1.6 million in the three months ended March 31, 2009, an increase of 116%. In constant currency terms, we have seen an increase in net revenues, and EBITDA losses of 6% and 100%, respectively.

We operate a diversified internet business in each of our markets, cross promoted and supported by the large audience of our Broadcast operations and will continue to launch targeted products and services in order to achieve leading positions (in terms of unique visitors and page impressions, and video downloads). Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities by moving our content online with multiple distribution (video on demand, simulcast and catch-up TV) and services to attract all types of new media audience in order to generate multiple revenue streams including video advertising and paid premium content.

We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations. This will drive the future growth of our New Media segment.

Content (Media Pro Entertainment)

The acquisition of Media Pro Entertainment in December 2009 provided us with a unique opportunity to become a significant player in the content business. We have integrated the acquired assets with our existing production assets in each country to create a dedicated content segment with operations in all our countries, which has been branded Media Pro Entertainment.  The results of Media Pro Entertainment for the three months ended March 31, 2009 reflect only those production activities previously combined within our Broadcast operations, and therefore are not comparable in scale to the current Media Pro Entertainment operation.

Media Pro Entertainment focuses on the development, production and distribution of television and film content which is intended to be shown on our television channels and sold to third parties within our region and globally. Media Pro Entertainment also generates additional third party revenues through the sale of production services to independent film-makers and extracts additional value from our own library of produced content through the sale of international broadcast rights to third parties outside the countries in which we currently operate. In addition, the distribution and exhibition activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in its theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

Index

Operating Media Pro Entertainment across all countries in which we have broadcast operations enables us to share production resources, equipment and facilities in the most efficient way possible in order to lower the unit cost of production at a time when we are seeing increasing competition for popular content leading to high levels of price inflation.

The Media Pro Entertainment segment reported net revenues for the three months ended March 31, 2010 of US$ 28.0 million, compared to US$ 14.4 million in the three months ended March 31, 2009, an increase of 95%. We incurred EBITDA losses of US$ 2.0 million in the three months ended March 31, 2010, compared to US$ 1.4 million in the three months ended March 31, 2009, an increase of 42%. In constant currency terms, net revenues and EBITDA decreased by 78% and 48%, respectively.

The creation of the Media Pro Entertainment segment reflects the increasing importance of locally generated content in our markets. As distribution platforms become more fragmented the importance of controlling popular local content becomes more important as it both safeguards market share and allows us to diversify our revenue streams. We also believe that sharing our expertise in production development and management will bring significant benefits. We will seek to leverage the creative talent across Media Pro Entertainment to develop high-quality original formats that can be adapted in multiple countries, to extract more value from our existing library of formats and to pool the expertise of our production professionals in each market.

Recent Developments

•
On April 7, 2010, we completed the disposal of 100.0% of our Ukraine operations to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky. We received cash consideration of US$ 300.0 million plus the reimbursement of US$ 8.0 million of cash operating expenses incurred between signing and closing (see Part I, Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”).

•
On April 19, 2010, we acquired the bTV group in Bulgaria from News Corporation. The total cash consideration was US$ 400.0 million plus a payment of US$ 13.1 million for a working capital adjustment (see Part I, Note 21, “Subsequent Events”).

•	On February 23, 2010, David Sach was appointed as our Chief Financial Officer, effective March 1, 2010. Mr. Sach succeeds Charles Frank, who served as interim Chief Financial Officer from July 2009.

•	Ratings for our outstanding debt instruments and our corporate credit were upgraded as at April 26, 2010 (see V (d) “Cash Outlook”).

Index

IV. Analysis of the Results of  Operations and Financial Position

IV (a) Net Revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)
Broadcast:
Bulgaria	$940	$595	58.0%		51.1%
Croatia	11,725	10,080	16.3%		9.0%
Czech Republic	54,300	55,456	(2.1	) %	(13.1)%
Romania	36,547	35,521	2.9%		(5.5)%
Slovak Republic	18,090	20,462	(11.6	) %	(15.2)%
Slovenia	13,823	12,411	11.4%		6.9%
Total Broadcast	$135,425	$134,525	0.7%		(7.7)%
New Media	$2,021	$1,757	15.0%		5.8%
Media Pro Entertainment	$28,043	$14,411	94.6%		77.8%
Elimination	(21,848)	(14,373)	(52.0)%		(40.8)%
Total Net Revenues	$143,641	$136,320	5.4%		(3.6)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our net revenues for the three months ended March 31, 2010 increased by US$ 7.3 million, or 5%, compared to the three months ended March 31, 2009, of which 9% reflects the impact of movements in foreign exchange rates.

Our broadcast segment reported revenues of US$ 135.4 million in the first quarter of 2010, an increase of 1% compared to the same period in 2009 due to the appreciation of our local currencies against the dollar. In constant currency terms, we experienced an 8% decline in revenues due to continued low demand for television advertising, particularly in the Czech and Slovak Republics and Romania. Although demand in each of these markets continued to decline compared to the same period in 2009, the rate of decline has slowed. These declines in revenues have been partially offset by a 7% increase in revenues in Slovenia, reflecting a 3% increase in the television advertising market in the first quarter of 2010 and a 9% increase in revenues in Croatia, despite a 5% decline in the local television advertising market.

Our new media segment reported revenues of US$ 2.0 million in the first quarter of 2010, an increase of 15% compared to the same period in 2009, of which 9% was due to the appreciation of our local currencies against the dollar. In constant currency terms, we experienced a 6% increase in revenues driven by growth in the number of unique visitors and video downloads.

In the three months ended March 31, 2009, Media Pro Entertainment included only those content activities previously embedded within our broadcast operations.

Index

IV (b) Cost of Revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)

Operating Costs	$27,280	$25,273	7.9%		(0.7)%
Cost of Programming	87,786	64,448	36.2%		26.1%
Depreciation of property, plant and equipment	14,114	11,112	27.0%		16.0%
Amortization of broadcast licenses and other intangibles	5,149	5,687	(9.5	) %	(17.3)%
Total Cost of Revenues	$134,329	$106,520	26.1%		15.9%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our Cost of Revenues for the three months ended March 31, 2010 increased by US$ 27.8 million, or 26%, compared to the three months ended March 31, 2009, of which 10% reflects the impact of movements in foreign exchange rates.

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as station selling, general and administrative expenses) for the three months ended March 31, 2010 increased by US$ 2.0 million, or 8%, compared to the three months ended March 31, 2009; on a constant currency basis, operating costs fell by 1% as we continued to optimize the cost of our operations.

	OPERATING COSTS
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)
Broadcast:
Bulgaria	$1,324	$1,262	4.9%		0.7%
Croatia	2,344	2,430	(3.5	) %	(9.6)%
Czech Republic	7,384	7,268	1.6%		(9.8)%
Romania	5,655	5,170	9.4%		0.8%
Slovak Republic	4,159	4,329	(3.9	) %	(7.8)%
Slovenia	2,619	2,716	(3.6	) %	(7.0)%
Total Broadcast	$23,485	$23,175	1.3%		(6.2)%
New Media	$1,206	$1,668	(27.7)%		(35.4)%
Media Pro Entertainment	$2,589	$430	Nm(3)		Nm(3)
Total Operating Costs	$27,280	$25,273	7.9%		(0.7)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Index

Cost of programming: Programming costs (including production costs and amortization of programming rights) for the three months ended March 31, 2010 increased by US$ 23.3 million, or 36%, compared to the three months ended March 31, 2009, of which 10% was due to the appreciation of our local currencies against the dollar.  In constant currency, our cost of programming increased US$ 18.2 million, reflecting the cost of launching new channels such as MTV Czech in November 2009, DOMA in August 2009 and TV Pika in September 2009, further accelerated amortization of programming on Pro.BG and Ring.BG and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

	COST OF PROGRAMMING
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Production Costs	$33,219	$27,055	22.8%	13.9%
Programming Amortization	54,567	37,393	45.9%	34.9%
Total Cost of Programming	$87,786	$64,448	36.2%	26.1%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Production Costs for each of our operations for the three months ended March 31, 2010 and 2009 are set out in the table below.

	PRODUCTION COSTS
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$3,122	$2,096	49.0%	42.9%
Croatia	2,154	2,467	(12.7)%	(18.1)%
Czech Republic	7,145	6,266	14.0%	1.3%
Romania	7,178	8,005	(10.3)%	(17.2	) %
Slovak Republic	3,784	2,009	88.3%	80.7%
Slovenia	2,948	2,377	24.0%	19.0%
Total Broadcast	$26,331	$23,220	13.4%	4.8%
New Media	$2,975	$730	Nm(3)	283.9%
Media Pro Entertainment	$23,799	$14,793	60.9%	48.0%
Elimination	(19,886)	(11,689)	(70.1)%	(55.4	) %
Total Production Costs	$33,219	$27,055	22.8%	13.9%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Index

Amortization of acquired programming for each of our operations for the three months ended March 31, 2010 and 2009 is set out in the table below.

	AMORTIZATION OF PROGRAMMING RIGHTS
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$4,457	$2,406	85.2%	77.7%
Croatia	5,114	4,191	22.0%	14.4%
Czech Republic	13,542	11,565	17.1%	4.0%
Romania	16,014	9,774	63.8%	50.9%
Slovak Republic	11,014	5,792	90.2%	82.7%
Slovenia	4,554	3,665	24.3%	19.2%
Total Broadcast	$54,695	$37,393	46.3%	35.2%
New Media	$-	$-	-	-
Media Pro Entertainment	$1,087	$-	Nm(3)	Nm(3)
Elimination	(1,215)	-	Nm(3)	Nm(3)
Total Amortization of Programming Rights	$54,567	$37,393	45.9%	34.9%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Index

The cash paid for acquired programming by each of our operations for the three months ended March 31, 2010 and 2009 is set out in the table below.  The cash paid for programming by our broadcast operations (with the exception of our operations in Ukraine), our New Media  segment and our Media Pro Entertainment segment is reflected within net cash provided by continuing operating activities in our condensed consolidated statement of cash flows.  The cash paid for programming by our former operations in Ukraine is reflected within net cash used in discontinued operating activities in our condensed consolidated statement of cash flows.

	CASH PAID FOR ACQUIRED PROGRAMMING
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)		% Lfl(2)
Broadcast:
Bulgaria	$10,127	$3,492	190.0%		175.2%
Croatia	1,628	4,205	(61.3	) %	(63.7)%
Czech Republic	8,427	9,347	(9.8	) %	(19.9)%
Romania	21,560	26,617	(19.0	) %	(24.9)%
Slovak Republic	5,473	6,098	(10.2	) %	(16.1)%
Slovenia	1,437	2,348	(38.8	) %	(41.8)%
Total Broadcast	$48,652	$52,107	(6.6)%		(13.7)%
New Media	$-	$-	-		-
Media Pro Entertainment	$1,899	$-	Nm(3)		Nm(3)
Total Cash paid for acquired programming	$50,551	$52,107	(3.0	) %	(10.3)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three months ended March 31, 2010 increased by US$ 3.0 million, or 27%, compared to the three months ended March 31, 2009, primarily due to the impact of the appreciation of the dollar.  In constant currency, depreciation increased by 16% reflecting the impact of recent investments in production equipment assets across all of our broadcast operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:Total amortization of broadcast licenses and other intangibles for the three months ended March 31, 2010 decreased by US$ 0.5 million, or 9%, compared to the three months ended March 31, 2009, reflecting the impairment of our PRO.BG and RING.BG operations in the first quarter of 2009.

Index

IV (c) Selling, General and Administrative Expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$1,150	$1,246	(7.7)%	(10.9)%
Croatia	1,284	860	49.3%	40.2%
Czech Republic	4,233	5,070	(16.5)%	(25.8)%
Romania	3,171	2,798	13.3%	4.5%
Slovak Republic	2,505	2,433	3.0%	(1.4)%
Slovenia	632	642	(1.6)%	(6.9)%
Divisional overheads	486	-	-	-
Total Broadcast	$13,461	13,049	3.2%	(5.0)%
New Media	$1,224	$923	32.6%	27.0%
Media Pro Entertainment	$2,805	$623	Nm(3)	Nm(3)
Central	$10,955	$4,646	135.8%	133.7%
Total Selling, General and Administrative Expenses	$28,445	$19,241	47.8%	39.7%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Selling, general and administrative expenses for the three months ended March 31, 2010 increased by US$ 9.2 million, or 48%, compared to the three months ended March 31, 2009, of which 8% reflects the impact of movements in foreign exchange rates. Selling, general and administrative expenses for the three months ended March 31, 2010 include costs relating to Media Pro Entertainment which we acquired in December 2009.

Selling, general and administrative expenses of our Broadcast segment fell by 5% at constant currency, reflecting our continued focus on operational efficiency.

Central costs for the three months ended March 31, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party; excluding that transaction, central costs increased by 36% primarily due to an increase in staff and related costs.  Central costs for the three months ended March 31, 2010 and 2009 include a charge of US$ 1.5 million in respect of non-cash stock-based compensation (see Item 1, Note 13, “Stock-Based Compensation”).

IV (d) Impairment Charge

	Impairment Charge
	For the Three Months Ended March 31, (US$ 000's)
	2010	2009	% Act (1)

Impairment charge	$-	$81,483	Nm(2)
(1) Actual (“%Act”) reflects the percentage change between two years. (2) Number is not meaningful.

Index

We did not recognize impairment charges in respect of goodwill, indefinite-lived intangible assets or long-lived assets in the three months ended March 31, 2010. As we have been able to capitalize on our competitive position and the global economy has slowly been recovering, we have concluded that there were no indicators of impairment and it was not necessary to perform a new impairment review after performing our annual impairment review in the fourth quarter of 2009.

Various macro economic indicators, a reduction in the short and medium economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock during the first quarter of 2009 caused us to perform an impairment review in the first quarter of 2009. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the 2009 first quarter impairment review, we concluded that a charge was required to write down the long-lived assets in the Pro.BG asset group in our existing Bulgaria operations to US$ nil.

IV (e) Operating Loss for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Operating Loss
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)
Operating Loss	$(19,133)	$(71,284)	73.2%	73.5%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Operating loss for the three months ended March 31, 2010 decreased by US$ 52.2 million compared to the three months ended March 31, 2009, primarily due to the absence of impairment charges.

Operating margin was (13.3)% for the three months ended March 31, 2010, compared to (52.3)% for the three months ended March 31, 2009.

IV (f) Other income / (expense) items for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Other Income / (Expense)
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)

Interest income	$653	$736	(11.3)%	(15.2)%
Interest expense	(31,528)	(21,428)	47.1%	35.3%
Foreign currency exchange gain, net	9,557	37,054	(74.2)%	(73.0)%
Change in fair value of derivatives	(3,656)	6,130	(159.6)%	(159.6)%
Other (expense) / income	(270)	104	Nm(3)	(81.6)%
Credit for income taxes	2,391	10,583	(77.4)%	(78.2)%
Discontinued operations, net of tax	(3,922)	(8,835)	55.6%	54.7%
Noncontrolling interest in loss of consolidated subsidiaries	3,614	2,502	44.4%	44.4%
Currency translation adjustment, net	(30,333)	(192,860)	84.3%	84.3%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Index

Interest income for the three months ended March 31, 2010 decreased by US$ 0.1 million compared to the three months ended March 31, 2009, primarily as a result of a reduction in interest rates.

Interest expense for the three months ended March 31, 2010 increased by US$ 10.1 million compared to the three months ended March 31, 2009, primarily as a result of an increase in our average borrowings and the interest rate applicable thereon as well as movements in foreign exchange rates.

Foreign currency exchange gain, net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes, which are denominated in Euros, as well as our intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During the three months ended March 31, 2010, we recognized a net gain of US$ 9.6 million comprising: transaction losses of US$ 37.2 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 54.7 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2009 and March 31, 2010 and transaction losses of US$ 7.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the three months ended March 31, 2009, we recognized a net gain of US$ 37.1 million comprised of: transaction gains of US$ 30.5 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 24.1 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2008 and March 31, 2009; and transaction losses of US$ 17.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the three months ended March 31, 2010, we recognized a loss of US$ 1.2 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010. We also recognized a loss of US$ 2.5 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 compared to income of US$ 6.1 million for the three months ended March 31, 2009 (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Other (expense) / income:  For the three months ended March 31, 2010, we recognized other expense of US$ 0.3 million, compared to other income of US$ 0.1 million for the three months ended March 31, 2009.

Credit for income taxes:  The net credit for income taxes for the three months ended March 31, 2010 was US$ 2.4 million.   The net credit for income taxes for the three months ended March 31, 2009 was US$ 10.6 million, which included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria.

Our operating subsidiaries are subject to income taxes at statutory rates ranging from 10% in Bulgaria to 20% in Slovenia.

Discontinued operations, net of tax:  On January 20, 2010 we entered into an agreement with Igor Kolomoisky, a shareholder and member of our Board of Directors, to sell 100% of our operations in Ukraine. The results of the Ukraine operations have therefore been treated as discontinued operations for each period presented. The sale was completed on April 7, 2010.  See Item 1, Note 17, “Discontinued Operations” and Note 21, “Subsequent Events” for additional information.

Noncontrolling interest in loss of consolidated subsidiaries:  For the three months ended March 31, 2010, we recognized income of US$ 3.6 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries, compared to income of US$ 2.5 million for the three months ended March 31, 2009 reflecting additional losses of our existing Bulgaria operations.

Index

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant country) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar appreciated against all functional currencies of our operations during the three months ended March 31, 2010. In the three months ended March 31, 2010, we recognized a loss of US$ 30.3 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 192.9 million in the three months ended March 31, 2009, which included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  Since February 19, 2009, any exchange difference arising on the revaluation of that loan has been recognized in the statement of operations.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and March 31 in 2010 and 2009, respectively:

	Three months ended March 31,
	2010	2009

Bulgarian Lev	6%	5%
Croatian Kuna	6%	8%
Czech Koruna	3%	6%
Euro	7%	5%
New Romanian Lei	4%	12%

To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars. Similarly, any exchange gain or loss arising on the retranslation of intercompany loans in the functional currency of the relevant subsidiary or the dollar will be offset by an equivalent loss or gain on consolidation.

IV (g) Condensed consolidated balance sheet as at March 31, 2010 compared to December 31, 2009

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2010	December 31, 2009	Movement

Current assets	$903,173	$881,461	2.5%
Non-current assets	1,927,350	1,991,326	(3.2)%
Current liabilities	314,373	352,118	(10.7)%
Non-current liabilities	1,419,033	1,348,829	5.2%
CME Ltd. shareholders’ equity	1,105,882	1,177,589	(6.1)%
Noncontrolling interests in consolidated subsidiaries	$(8,765)	$(5,749)	52.5%

Current assets:  Current assets at March 31, 2010 increased US$ 21.7 million compared to December 31, 2009, primarily as a result of an increase in restricted cash following receipt of the initial payment of US$ 30.0 million pursuant to our agreement with Igor Kolomoisky to sell our Ukraine operations (see Part 1, Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”).

Index

Non-current assets:  Non-current assets at March 31, 2010 decreased US$ 64.0 million compared to December 31, 2009, primarily as a result of the impact of the strengthening dollar on the value of our non-current assets denominated in foreign currencies.

Current liabilities:  Current liabilities at March 31, 2010 decreased US$ 37.7 million compared to December 31, 2009 as a result of the repayment of amounts outstanding under terminated credit facilities in the Czech Republic.

Non-current liabilities:  Non-current liabilities at March 31, 2010 increased US$ 70.2 million compared to December 31, 2009, primarily as a result of additional borrowings under the Erste Facility. The movement also reflects a US$ 54.7 million decrease in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2009 and March 31, 2010, a US$ 2.5 million increase in the fair value of our liabilities under currency swaps and the fair value of the interest rate swap of US$ 1.2 million on the Erste Facility entered into on February 9, 2010.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased US$ 71.7 million compared to December 31, 2009.  We recognized a net loss of US$ 42.3 million for the three months ended March 31, 2010, as well as a reduction in other comprehensive income of US$ 31.1 million due to the impact of the strengthening dollar on our foreign currency denominated assets.  We also recognized  a stock-based compensation charge of US$ 1.7 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at March 31, 2010 increased US$ 3.0 million compared to December 31, 2009, primarily due to the losses of our Bulgaria broadcast operations.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents increased by US$ 17.4 million during the three months ended March 31, 2010.  The change in cash and cash equivalents is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2010	2009
Net cash (used in) / generated from continuing operating activities	$(25,774)	$34,428
Net cash used in continuing investing activities	(7,927)	(29,553)
Net cash received from continuing financing activities	66,580	224,606
Net cash used in discontinued operations – operating activities	(5,692)	(9,614)
Net cash used in discontinued operations – investing activities	(201)	(380)
Net cash generated in discontinued operations – financing activities	-	164
Impact of exchange rate fluctuations on cash	(9,565)	(15,725)
Net increase in cash and cash equivalents	$17,421	$203,926

Operating Activities

Cash generated from continuing operations in the three months ended March 31, 2010 decreased from an inflow of US$ 34.4 million to an outflow of US$ 25.8 million, reflecting the continued impact of the market slowdown on the level of cash generated by our operations .  We continued to generate positive cash flow in our broadcast and new media operations in the Czech Republic, Romania, the Slovak Republic and Slovenia, which was partially offset by the negative cash flows of our broadcast operations in Bulgaria and Croatia. We also paid interest of US$ 42.7 million on our 2009 Fixed Rate Notes and Convertible Notes in the three months ended March 31, 2010 compared to US$ 8.3 million on our Convertible Notes in the three months ended March 31, 2009.

Index

Investing Activities

Cash used in investing activities in the three months ended March 31, 2010 decreased from US$ 29.6 million to US$ 7.9 million. Our investing cash flows in the three months ended March 31, 2010 primarily comprised US$ 7.8 million for capital expenditures. Our investing cash flows in the three months ended March 31, 2009 primarily comprised US$ 22.0 million paid in connection with the KINO buyout in Ukraine and capital expenditure of US$ 7.4 million.

Financing Activities

Net cash received from financing activities in the three months ended March 31, 2010 was US$ 66.6 million compared to US$ 224.6 million in the three months ended March 31, 2009.  The amount of net cash received in the three months ended March 31, 2010 reflects the draw down of the CZK 2.8 billion (approximately US$ 150.4 million) Erste Facility and the repayment of CZK 1.45 billion (approximately US$ 78.1 million) credit facilities.

Discontinued Operations

Our Ukraine operations incurred an operating cash outflow of US$ 5.7 million in the three months ended March 31, 2010, compared to US$ 8.6 million in the three months ended March 31, 2009.

Our Ukraine operations used US$ 0.2 million of cash in investing activities in the three months ended March 31, 2010, compared to US$ 0.4 million in the three months ended March 31, 2009.

We paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to the agreement we entered into with them on February 9, 2004 in the three months ended March 31, 2009.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months and we do not anticipate additional cash requirements in the near future, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-balance Sheet Arrangements” and “Cash Outlook” below.

Our ongoing source of cash at the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us or to other shareholders where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2010 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,454,377	$55,279	$601,349	$202,646	$595,103
Long-Term Debt – interest (1)	482,036	86,267	190,735	150,452	54,582
Unconditional Purchase Obligations	468,397	124,413	269,622	71,013	3,349
Operating Leases	37,358	6,191	8,901	8,324	13,942
Capital Lease Obligations	6,018	1,145	2,067	923	1,883
Other Long-Term Obligations	460	460	-	-	-
ASC 740 Obligations	551	19	532	-	-
Consideration payable	1,431	1,431	-	-	-
Total Contractual Obligations	$2,450,628	$275,205	$1,073,206	$433,358	$668,859
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 4, “Senior Debt” and Note 9, “Credit Facilities and Obligations Under Capital Leases”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at March 31, 2010.

Unconditional Purchase Obligations

Unconditional purchase obligations largely comprise future programming commitments.  At March 31, 2010, we had commitments in respect of future programming of US$ 452.0 million (December 31, 2009: US$ 438.6 million).  This includes contracts signed with license periods starting after March 31, 2010.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

Capital Lease Obligations

Capital lease obligations include future interest payments of  US$ 0.8 million (see Item 1, Note 9, “Credit Facilities and Obligations Under Capital Leases”).

Other Long-Term Obligations

In addition to the amounts disclosed above, Adrian Sarbu has the right to sell his 5.0% shareholdings in each of Pro TV and MPI to us under a put option agreement entered into in July 2004 at a price to be determined by an independent valuation, subject to a floor price of US$ 1.45 million for each 1.0% interest sold.  As of March 31, 2010, we considered the fair value of the put option of Mr. Sarbu to be approximately US$ nil.

V (d) Cash Outlook

Since 2005, our broadcast operations in the Czech Republic, the Slovak Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and expansion into new territories. During the difficult economic conditions that we have experienced since the beginning of 2009, cash flows in the aggregate have declined, yet remain positive. However, we still expect our advertising markets to continue to generate sufficient cash and, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as meet our other external financial obligations. As at March 31, 2010 we had US$ 486.0 million available in cash and credit facilities (including uncommitted overdraft facilities).

Index

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure we are well placed to take advantage of the economic recovery. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of capital expenditure, the rescheduling of expansion plans, limiting the amount of cash spent on our Unrestricted Subsidiaries and increasing our cash resources, both through additional debt facilities, refinancing of existing credit facilities and the issuance of equity.

Unrestricted Subsidiaries

In 2009, our Unrestricted Subsidiaries required significant cash support. We have taken two strategic actions to substantially reduce this need for cash support.

On April 7, 2010, we completed the sale of our Ukraine operations to Igor Kolomoisky for US$ 300.0 million plus the reimbursement of US$ 8.0 million of cash operating costs that we incurred between signing and closing. We received an initial installment of US$ 30.0 million on February 1, 2010, which was included as restricted cash as at March 31, 2010. The balance of US$ 278.0 million was received on the closing date and the restricted cash was released into unrestricted cash at completion. For more information, see Item 1, Note 17, “Discontinued Operations” and Note 21, “Subsequent Events”.

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Corporation  for total cash consideration of US$ 400.0 million and a payment of US$ 13.1 million for a working capital adjustment. For more information, see Item 1, Note 21, “Subsequent Events”.

We currently estimate that the disposal of our Ukraine operations and the acquisition of the bTV group will improve our cash flows significantly.

Improving our liquidity position and extending the maturity of our debt

As of March 31, 2010, the principal amount of our Senior Notes and Convertible Notes together represented 86.0% of the total principal amount of our total debt outstanding and none of this debt matures before March 2013. Our scheduled repayments of debt before 2013 consist of CZK 2.8 billion (approximately US$ 149.1 million) which matures in 2012 (with a possible one year extension), RON 0.6 million (approximately US$ 0.2 million) due to be repaid in 2011, and EUR 22.5 million (approximately US$ 29.8 million at the date of repayment) which was repaid on April 30, 2010.  We are in the process of negotiating new credit facilities for our operations in Slovenia and Romania to ensure we maintain high levels of liquidity across the group.

We do not have maintenance covenants in any of our senior holding company debt, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio. The 2009 Indenture and the 2007 Indenture each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of March 31, 2010, our Coverage Ratio was 1.2 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 337.0 million) pursuant to “baskets” set out in the 2009 Indenture and the 2007 Indenture. At March 31, 2010, our credit facilities in the Czech Republic, Slovenia and Romania accounted for US$ 200.0 million of this amount. This leaves approximately US$ 137.0 million of additional borrowing capacity available to us as at March 31, 2010. Irrespective of the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

On February 9, 2010, we entered into an interest rate swap agreement with Unicredit and CS, expiring in 2013, to convert CZK 1.5 billion (approximately US$ 79.5 million) of the Erste Facility from a floating rate of three-month PRIBOR (plus a margin) to a fixed interest rate of 2.730% per annum (plus a margin). The notional amounts swapped decline in line with the planned amortization of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cash flows, but incurs an additional expense while the three-month PRIBOR remains below 2.73% (1.44% at March 31, 2010). Czech National bank forecast for three-month PRIBOR is 2.5% for 2011.

Index

Increasing our financing flexibility

For the purposes of the 2009 Indenture and the 2007 Indenture, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprised our Ukraine and Bulgaria operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative EBITDA of the Ukraine and Bulgaria operations for  purposes of determining our capacity to incur indebtedness under our Senior Notes. Similarly, as the cash flows of our Restricted Subsidiaries recover, our ability to raise additional debt financing should improve commensurately, unimpeded by any continuing negative results in our Unrestricted Subsidiaries.

Under the covenants in the 2009 Indenture and the 2007 Indenture, we are restricted from making payments or investments from our Restricted Subsidiaries in total of more than EUR 80.0 million (approximately US$ 107.8 million)  to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries if our Coverage Ratio is below 2.0 times. We have made US$ 32.5 million of such payments since we issued our Floating Rate Notes in 2007 and as of April 30, 2010 we have capacity for approximately EUR 55.9 million (approximately US$ 75.3 million) of additional payments to or investments in the Unrestricted Subsidiaries in the event our Coverage Ratio continues to be below 2.0 times.

If the Unrestricted Subsidiaries exhaust all available cash, it may be possible to redesignate them as Restricted Subsidiaries provided that our Coverage Ratio is not below 2.0 times on a pro forma basis. Our Restricted Subsidiaries are not restricted in the manner or amount of funding support they provide to the Unrestricted Subsidiaries if they are redesignated as Restricted Subsidiaries. Such a re-designation could have adverse consequences on our Coverage Ratio. If a funding need arises for our Unrestricted Subsidiaries, and we are prevented from re-designating our Unrestricted Subsidiaries as Restricted Subsidiaries, those operations would be required to raise debt on a stand-alone basis, attract additional equity funding, divest some or all of their assets or enter bankruptcy proceedings.

Following the sale of our Ukraine operations to Mr Kolomoisky, only the Pro.BG asset group in Bulgaria remain as Unrestricted Subsidiaries. Their funding needs are expected to be reduced substantially as a result of our acquisition of bTV group (see Item 1, Note 21, “Subsequent Events”). We expect that the cash balance remaining in the Development Financing Holding Company (US$ 177.1 million at March 31, 2010) will be more than required by the Unrestricted Subsidiaries. Following the completion of the disposal of our Ukraine operations, we are able, if necessary, to return a portion of the cash in the Development Financing Holding Company to a Restricted Subsidiary.

Credit ratings and future debt issuances

Our ratings were upgraded following the closing of the acquisition of the bTV group and the sale of the Ukraine operations. We expect to maintain these new ratings. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $100.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.

The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and we believe that we can still access the debt capital markets in order to refinance any combination of our existing debt.

Index

S&P and Moody’s have rated our outstanding debt instruments and our corporate credit as follows as of April 26, 2010:

	Senior and Convertible Notes	Corporate	Outlook
S&P	B	B	stable
Moody’s	B3	B2	stable

Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with it a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 14.8 times at March 31, 2010 and is calculated as our gross debt divided by our trailing twelve-month EBITDA (excluding stock based compensation and the Ukraine operations). As of March 31, 2010, our total gross debt of US$ 1,471.9 million was the sum of our credit facilities and obligations under capital leases and the liability under our swap agreements as disclosed in our unaudited condensed consolidated financial statements. Our trailing twelve-month EBITDA (excluding stock-based compensation and the Ukraine operations) was US$ 99.3 million. We expect that the acquisition of the bTV group will improve this ratio substantially.

At March 31, 2010, the ratio of Net Debt/EBITDA is 10.2. This ratio will improve significantly after the sale of our Ukraine operations and the acquisition of the bTV group.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013, to convert CZK 1.5 billion (approximately US$ 79.5 million) of the Erste Facility from a floating rate of 3 month PRIBOR (plus margin) to a fixed interest rate of 2.730% per annum (plus margin) (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”). The notional amounts swapped decline in line with the planned amortization of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holding, as guarantor, was an event of default that gave us the right to early termination of capped call options we had purchased from Lehman Brothers to increase the effective conversion price of our Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.

Index

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

V (e) Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies.  These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

See Item 1, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards adopted since December 31, 2009 and recently issued accounting standards not yet adopted.

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

We have entered into currency swap agreements with two counterparties to reduce our exposure to movements in certain foreign exchange rates (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Interest Rate Risk Management

We have entered into an interest rate swap agreement to reduce our exposure to interest rate movements with regards to the Erste Facility (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

As of March 31, 2010, approximately 26% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at March 31, 2010

Expected Maturity Dates	2010	2011	2012	2013	2014	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	440,000
Average interest rate (%)	-	-	-	-	-	11.63%
Variable rate	22,520	-	-	-	150,000	-
Average interest rate (%)	3.54%	-	-	-	2.62%	-

Total debt in US$ (000's)
Fixed rate	-	-	-	475,000	-	-
Average interest rate (%)	-	-	-	3.50%	-	-

Total debt in CZK (000's)
Fixed rate	-	-	-	-	-	-
Average interest rate (%)	-	-	-	-	-	-
Variable rate	420,000	840,000	1,540,000	-	-	-
Average interest rate (%)	6.34%	6.34%	6.34%	-	-	-

Variable Interest Rate Sensitivity as at March 31, 2010

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2010 (US$ 000's)	Interest Rate as at March 31, 2010	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

23,254 (EUR 172.5 million)	2.73%	6,358	8,683	11,009	13,334	15,659	17,985
148,399 (CZK 2,800 million)	6.34%	9,409	10,893	12,377	13,861	15,344	16,828
Total		15,767	19,576	23,386	27,195	31,003	34,813

Index

Item 4.  Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our business or operations.

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 in Ukraine and another subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 is required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.7 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

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

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are in recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a severe, negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in some of our operating countries has reached the bottom, there are early indications that any economic recovery in many of our markets will lag behind Western Europe. We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery will continue to adversely affect our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of our advertising time as well as audience ratings, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. A reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Our debt service obligations relating to our Senior Notes, Convertible Notes and the Erste Facility (each as defined below) may restrict our ability to fund our operations.

Index

We currently have significant debt service obligations under our 11.625% Senior Notes due 2016 (the “2009 Fixed Rate Notes”), our Floating Rate Senior Notes due 2014 (the “Floating Rate Notes” and together with the 2009 Fixed Rate Notes, the “Senior Notes”) and our 3.50% Senior Convertible Notes due 2013 (the “Convertible Notes”). In addition, CME and certain of our wholly-owned subsidiaries serve as guarantors under the facility agreement among our wholly-owned subsidiary CET 21, Erste Group Bank A.G. as arranger, Ceska Sporitelna, a.s. as facility agent and security agent and certain other financial institutions (the “Erste Facility”). As a result of these obligations we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements (see Part I, Item 1, Note 4, “Senior Debt” and Note 9, “Credit Facilities and Obligations under Capital Leases”).  In addition, the covenants contained in the indentures governing the Senior Notes and the Erste Facility restrict the manner and extent to which we can provide financial support to our Unrestricted Subsidiaries (see Part I, Item 1, Note 20, “Restricted and Unrestricted Subsidiaries”). Furthermore, we may have a proportionally higher level of debt than our competitors, which can put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

We may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

Our ability to meet our future capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results. These factors are derived from a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the Senior Notes, the Convertible Notes and the Erste Facility. Furthermore, our cash flow from operations is not sufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.  The tightness of the credit markets and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indenture governing the 2009 Fixed Rate Notes (the “2009 Indenture”) and the indenture governing the Floating Rate Notes (the “2007 Indenture”). Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

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

Moody’s Investors Services has rated our corporate credit as B2 with a stable outlook and our Floating Rate Notes as B3. Our Senior Notes and our Convertible Notes are rated B and our corporate credit is rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies have begun to monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity we may be downgraded in the course of 2010 (see Part I, Item 2, Section V (d) “Cash Outlook”). In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

Index

If more of our goodwill, indefinite lived intangible assets and long-lived assets become impaired we may be required to record additional significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rate in our markets, future cash flows and a decline in our stock price and market capitalization. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long term cash flow forecasts for our operations deteriorate, or discount rates increase, we may be required to recognize impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The strengthening of the dollar against these currencies has had an adverse impact on reported earnings in the three month period ended March 31, 2010 compared to the prior year. In addition, our Senior Notes are denominated in Euros and the Erste Facility is denominated in Czech korunas. We have not attempted to hedge the foreign exchange exposure on the principal amount of the Senior Notes or the Erste Facility. We may continue to experience significant gains and losses on the translation of our revenues or the Senior Notes and the Erste Facility into dollars due to movements in exchange rates between the Euro, the currencies of our local operations and the dollar.

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

Our business and operations have grown in part through acquisitions, including the acquisition of Media Pro Entertainment in December 2009 and the acquisition of the bTV group in Bulgaria in April 2010. We continue to explore acquisition opportunities, however, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters or other media businesses may reduce the number of potential acquisitions that are available on acceptable terms.

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

Television programming is one of the most significant components of our operating costs.  The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities and general economic conditions. Furthermore, the costs of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent.  In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets.  In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as to write down the value of such underperforming programming.  Any increase in programming costs or write-downs could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer and member of our Board of Directors (who is a shareholder in CME Ltd. and in our Romania operations), general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media related companies. For example, following the completion of acquisition of Media Pro Entertainment, Mr. Sarbu continues to own or control entities involved in print media, internet services and news syndication services, among others. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arms-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the Senior Notes. Any related party transaction that is entered into on terms that are not arms-length may result in a negative impact on our financial position, results of operations and cash flows.

Index

We may not be able to prevent the management of our operating companies from entering into transactions that are outside their authority and not in the best interests of shareholders.

The general directors of our operating companies have significant management authority on a local level, subject to the overall supervision by the corresponding company board of directors and a central operating committee. In addition, we typically grant authority to other members of management through delegated authorities. Internal controls may not be able to prevent an employee from acting outside his authority. There is therefore a risk that employees with delegated authorities may act outside their authority and that our operating companies will enter into transactions that are not duly authorized. Unauthorized transactions may not be in the best interests of our shareholders and may create the risk of fraud or the breach of applicable law, which may result in transactions or sanctions that may have an adverse impact on our financial position, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets, in order to conduct our broadcasting business. Our analog broadcasting licenses expire at various times between July 2012 and April 2025. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Index

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

Risks Relating to our Common Stock

The holders of shares of our Class B stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of March 31, 2010, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 68.27% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affilitate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other CME shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry.  In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies.  These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Index

Our share price may be adversely affected by future issuances and sales of our shares.

As at May 3, 2010, we have a total of 2.1 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock that were issued in 2005 and in 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, a member of our Board of Directors, for which he has registration rights. Entities controlled by Adrian Sarbu hold 2,200,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock following the acquisition of Media Pro Entertainment. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to the shares of Class A common stock.

In addition, the Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Holders of the Convertible Notes have registration rights with respect to the shares of Class A common stock underlying the Convertible Notes. Prior to December 15, 2012, the Convertible Notes will be convertible following certain events and from that date, at any time through March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. To mitigate the potentially dilutive effect of a conversion of the Convertible Notes on our Class A common stock, we have entered into two capped call transactions with respect to a certain number of shares of our Class A common stock that are exercisable in the event of a conversion of the Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of the calls.

We cannot predict what effect, if any, an issuance of shares of our common stock, including the Class A common stock underlying options or the Convertible Notes or into which outstanding Class B common stock may be converted and in connection with future financings, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Index

Item 5.  Other Information

On May 1, 2010, CME Media Services Limited (“CME MS”) entered into an employment agreement that expires on June 30, 2013, with Mr. Petr Dvorak, who serves as Head of Broadcasting and is a Senior Vice President. Pursuant to the employment agreement, Mr. Dvorak shall be entitled to receive an annual salary of EUR 580,000 (approximately US$ 781,782). At January 1, 2012, such salary shall be increased to EUR 730,000 (approximately US$ 983,967). Mr. Dvorak is also entitled to a one-off payment of CZK 3,191,899 (approximately US$ 169,170). Mr. Dvorak shall be entitled to earn a bonus in the amount of 75% of his annual base salary during the term of his appointment pursuant to our incentive plan for senior management and is also entitled to receive certain health insurance benefits.

On May 3, 2010, CME MS, our wholly owned subsidiary, entered into an employment agreement for an indefinite term with Mr. Andrei Boncea, who serves as Head of Media Pro Entertainment and is a Senior Vice President. Pursuant to the employment agreement, Mr. Boncea shall be entitled to receive an annual salary of EUR 488,000 (approximately US$ 657,775) with effect from April 1, 2010. Mr. Boncea is also entitled to a one-off payment of EUR 58,282 (approximately US$ 78,558). Mr. Boncea shall be entitled to earn a bonus in the amount of 75% of his annual base salary during the term of his appointment pursuant to our incentive plan for senior management and is also entitled to receive certain health insurance benefits.

Item 6.  Exhibits

a) The following exhibits are attached:

10.1
Deed relating to the Sale and Purchase of Certain Media Interests in Bulgaria by and among News Netherlands B.V., News Corporation, CME Media Enterprises B.V. and Central European Media Enterprises Ltd. dated February 18, 2010.

10.2+	Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010.
10.3+	Contract of Employment between CME Media Services Limited and Andrei Boncea, dated May 3, 2010.
10.4	Amended and Restated Sale and Purchase Agreement between CME Media Enterprises B.V., CME Development Financing B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 19, 2010.
10.5	Investment Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated April 22, 2010.
10.6	Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010.
10.7+	Contract of Employment between CME Media Services Limited and Petr Dvorak, dated May 1, 2010.
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

+ exhibit is a management contract or compensatory plan

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	/s/ David Sach
David Sach
Chief Financial Officer
(Principal Financial Officer)

Index

EXHIBIT INDEX

10.1
Deed relating to the Sale and Purchase of Certain Media Interests in Bulgaria by and among News Netherlands B.V., News Corporation, CME Media Enterprises B.V. and Central European Media Enterprises Ltd. dated February 18, 2010.

10.2+	Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010.
10.3+	Contract of Employment between CME Media Services Limited and Andrei Boncea, dated May 3, 2010.
10.4	Amended and Restated Sale and Purchase Agreement between CME Media Enterprises B.V., CME Development Financing B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 19, 2010.
10.5	Investment Agreement between CME Media Enterprises B.V. and Top Tone Media Holdings Limited, dated April 22, 2010.
10.6	Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010.
10.7+	Contract of Employment between CME Media Services Limited and Petr Dvorak, dated May 1, 2010.
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

+ exhibit is a management contract or compensatory plan