Form 10-Q
period 2010-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2010-07-28
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2010
Class A Common Stock, par value $0.08	56,846,176
Class B Common Stock, par value $0.08	7,490,936

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2010

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$315,257	$445,954
Accounts receivable, net (Note 6)	182,030	180,983
Program rights, net	68,629	73,922
Assets held for sale	-	86,349
Other current assets (Note 7)	81,022	94,253
Total current assets	646,938	881,461
Non-current assets
Property, plant and equipment, net (Note 8)	225,297	274,710
Program rights, net	177,966	182,601
Goodwill (Note 4)	1,100,733	1,136,273
Broadcast licenses and other intangible assets, net (Note 4)	556,685	353,243
Other non-current assets (Note 7)	28,643	44,499
Total non-current assets	2,089,324	1,991,326
Total assets	$2,736,262	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$191,918	$199,175
Current portion of long-term debt and other financing arrangements (Note 5)	46,397	117,910
Liabilities held for sale	-	22,193
Other current liabilities (Note 10)	20,952	12,840
Total current liabilities	259,267	352,118
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,235,672	1,259,958
Other non-current liabilities (Note 10)	90,021	88,871
Total non-current liabilities	1,325,693	1,348,829
Commitments and contingencies (Note 18)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2009 – nil)	-	-
56,846,176 shares of Class A Common Stock of $0.08 each (December 31, 2009 – 56,046,176)	4,548	4,484
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2009 – 7,490,936)	599	599
Additional paid-in capital	1,373,679	1,410,587
Accumulated deficit	(211,118)	(333,993)
Accumulated other comprehensive (loss) / income	(36,612)	95,912
Total CME Ltd. shareholders’ equity	1,131,096	1,177,589
Noncontrolling interests	20,206	(5,749)
Total equity	1,151,302	1,171,840
Total liabilities and equity	$2,736,262	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$201,726	$182,967	$345,367	$319,287
Operating expenses:
Operating costs	27,496	26,857	54,776	52,130
Cost of programming	99,166	82,712	186,952	147,160
Depreciation of property, plant and equipment	13,075	12,311	27,189	23,423
Amortization of broadcast licenses and other intangibles (Note 4)	6,545	4,396	11,694	10,083
Cost of revenues	146,282	126,276	280,611	232,796

Selling, general and administrative expenses	29,992	27,935	58,437	47,176
Impairment charge (Note 4)	-	-	-	81,843
Operating income / (loss)	25,452	28,756	6,319	(42,528)
Interest income	527	685	1,180	1,421
Interest expense (Note 15)	(31,172)	(22,258)	(62,700)	(43,686)
Foreign currency exchange (loss) / gain, net	(47,724)	45,719	(38,167)	82,773
Change in fair value of derivatives (Note 11)	2,624	(7,315)	(1,032)	(1,185)
Other income / (expense)	69	116	(201)	220
(Loss) / income from continuing operations before tax	(50,224)	45,703	(94,601)	(2,985)
(Provision) / credit for income taxes	(2,689)	(9,944)	(298)	639
(Loss) / income from continuing operations	(52,913)	35,759	(94,899)	(2,346)
Discontinued operations, net of tax (Note 17)	-	(13,653)	(3,922)	(22,488)
Gain on disposal of discontinued operations (Note 17)	217,619	-	217,619	-
Income / (loss) from discontinued operations	217,619	(13,653)	213,697	(22,488)
Net income / (loss)	164,706	22,106	118,798	(24,834)
Net loss attributable to noncontrolling interests	463	1,975	4,077	4,477
Net income / (loss) attributable to CME Ltd.	$165,169	$24,081	$122,875	$(20,357)

Net income / (loss)	164,706	22,106	118,798	(24,834)
Currency translation adjustment	(102,181)	92,431	(132,514)	(100,429)
Comprehensive income / (loss)	$62,525	$114,537	$(13,716)	$(125,263)
Comprehensive loss attributable to noncontrolling interests	1,224	2,250	4,067	4,879
Comprehensive income / (loss) attributable to CME Ltd.	$63,749	$116,787	$(9,649)	$(120,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
PER SHARE DATA (Note 14):
Net (loss) / income per share:
Continuing operations - Basic	$(0.82)	$0.73	$(1.43)	$0.05
Continuing operations - Diluted	(0.82)	0.73	(1.43)	0.05
Discontinued operations – Basic	3.41	(0.26)	3.35	(0.48)
Discontinued operations - Diluted	3.41	(0.26)	3.35	(0.48)
Net income / (loss) attributable to CME Ltd.– Basic	2.59	0.47	1.92	(0.43)
Net income / (loss) attributable to CME Ltd. – Diluted	$2.59	$0.47	$1.92	$(0.43)

Weighted average common shares used in computing per share amounts (000’s):
Basic	63,871	51,524	63,705	46,956
Diluted	63,871	51,566	63,705	46,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	-	-	-	-	3,356	-	-	-	3,356
Acquisition of noncontrolling interests – Pro.BG business (Note 3)	-	-	-	-	(34,696)	-	-	31,446	(3,250)
Acquisition of noncontrolling interests – Pro TV, MPI and MV (Note 3)	800,000	64	-	-	(5,568)	-	-	(684)	(6,188)
Adjustments – Media Pro Entertainment	-	-	-	-	-	-	-	(567)	(567)
Dividends	-	-	-	-	-	-	-	(173)	(173)
Net income / (loss)	-	-	-	-	-	122,875	-	(4,077)	118,798
Currency translation adjustment	-	-	-	-	-	-	(132,524)	10	(132,514)
BALANCE, June 30, 2010	56,846,176	$4,548	7,490,936	$599	$1,373,679	$(211,118)	$(36,612)	$20,206	$1,151,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	3,207	-	-	-	3,207
Acquisition of noncontrolling interests	-	-	-	-	(23,336)	-	-	(7)	(23,343)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,834	-	-	-	234,354
Dividends	-	-	-	-	-	-	-	(1,825)	(1,825)
Net income / (loss)	-	-	-	-	-	(20,357)	-	(4,477)	(24,834)
Currency translation adjustment	-	-	-	-	-	-	(100,027)	(402)	(100,429)

BALANCE, June 30, 2009	50,524,273	$4,042	10,812,839	$865	$1,339,322	$(257,193)	$102,063	$(3,524)	$1,185,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$118,798	$(24,834)
Adjustments to reconcile net income / (loss) to net cash (used in) / generated from operating activities:
(Income) / loss from discontinued operations (Note 17)	(213,697)	22,488
Depreciation and amortization	170,486	120,225
Impairment charge (Note 4)	-	81,843
Loss on disposal of fixed assets	46	25
Stock-based compensation (Note 13)	3,192	3,033
Change in fair value of derivatives (Note 11)	1,032	1,185
Foreign currency exchange loss / (gain), net	38,167	(82,773)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(11,671)	43,682
Program rights	(131,244)	(107,527)
Other assets	10,884	(16,105)
Accounts payable and accrued liabilities	(3,736)	28,084
Income taxes payable	(117)	(10,056)
Deferred taxes	(5,647)	(30,141)
VAT and other taxes payable	502	2,138
Net cash (used in) / generated from continuing operating activities	(23,005)	31,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries and unconsolidated affiliates	(416,708)	(894)
Purchase of property, plant and equipment	(17,015)	(17,044)
Disposal of property, plant and equipment	27	688
Net cash used in continuing investing activities	(433,696)	(17,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net of fees	-	237,003
Proceeds from credit facilities	183,222	261,214
Payment of credit facilities and capital leases	(141,959)	(66,669)
Acquisition of noncontrolling interests	(6,467)	-
Excess tax benefits from share based payment arrangements	239	175
Dividends paid to holders of noncontrolling interests	(99)	-
Net cash received from continuing financing activities	34,936	431,723

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(5,921)	(26,543)
NET CASH GENERATED FROM / (USED IN) DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	307,790	(785)
NET CASH USED IN DISCONTINUED OPERATIONS – FINANCING ACTIVITIES	-	(22,216)
Impact of exchange rate fluctuations on cash	(10,801)	3,142

Net (decrease) / increase in cash and cash equivalents	(130,697)	399,338
CASH AND CASH EQUIVALENTS, beginning of period	445,954	94,423
CASH AND CASH EQUIVALENTS, end of period	$315,257	$493,761

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of 800,000 shares of Class A common stock in connection with the acquisition of noncontrolling interests (Note 3)	18,520
Issuance of call option in connection with restructuring of the Pro.BG business (Note 3)	2,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. (“CME Ltd.”), a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Antilles holding companies.  We are a vertically integrated media company operating leading broadcasting, internet and TV content businesses in Central and Eastern Europe.  At June 30, 2010, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. On April 7, 2010 we disposed of our operations in Ukraine (see Note 3, “Acquisitions and Disposals” and Note 17, “Discontinued Operations”).

We are a vertically integrated media and entertainment company with three operating segments: Broadcast, New Media and Media Pro Entertainment.

Broadcast

Our Broadcast segment is comprised of the following:

Bulgaria

Following our acquisition of the bTV group on April 19, 2010 (see Note 3, “Acquisitions and Disposals”), we operate the BTV, BTV CINEMA and BTV COMEDY channels and several radio channels in Bulgaria (collectively, the “bTV group”). In addition, we operate the PRO.BG channel and the cable sports channel, RING.BG.

We restructured our ownership of Pro.BG Media EOOD (“Pro.BG”), which holds the license for PRO.BG, and Ring TV EAD (“Ring TV”), which holds the license for RING.BG, (together, the “Pro.BG business”). In connection with this restructuring, we reduced our ownership interests in each of BTV Media Group EAD (“BTV Media”) (formerly Balkan News Corporation EAD), which holds the licenses for the BTV and BTV CINEMA channels, and Triada Communications EOOD (“Triada”), which holds the license for the BTV COMEDY television channel, to 94.0%; and we currently own 100.0% of the Pro.BG business, which we intend to combine with the bTV group (see Note 3, “Acquisitions and Disposals”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Croatia

We operate one national television channel in Croatia, NOVA TV (Croatia). We own 100.0% of Nova TV (Croatia) which holds the broadcast license for NOVA TV (Croatia).

Czech Republic

We operate two national television channels in the Czech Republic, TV NOVA (Czech Republic) and NOVA CINEMA, and two cable/satellite channels, NOVA SPORT and MTV CZECH. We own 100.0% of CET 21 spol. s r.o., (“CET 21”) which holds the broadcast licenses for TV NOVA (Czech Republic), NOVA CINEMA, NOVA SPORT and MTV CZECH.

Romania

We operate six television channels in Romania: PRO TV, ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL, a channel distributed by satellite outside the country featuring programs re-broadcast from other Romanian channels. We also operate two radio channels in Romania, PRO FM, a pop music channel, and INFO PRO, a national infotainment channel.

On May 24, 2010 we purchased the remaining ownership interests of approximately 5.0% in Pro TV S.A. (“Pro TV”), Media Pro International S.A. (“MPI”) and Media Vision S.R.L. (“MV”) from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors (see Note 3, “Acquisitions and Disposals”). We now own 100.0% of Pro TV, which holds the licenses for the PRO TV, ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL channels.

Slovak Republic

We operate a national television channel in the Slovak Republic, TV MARKIZA and a female-orientated cable channel, DOMA. We own 100.0% of Markiza-Slovakia, spol. s r.o., (“Markiza”), which holds the broadcast licenses for TV MARKIZA and TV DOMA.

Slovenia

We operate two national television channels in Slovenia, POP TV and KANAL A, and one regional television channel, TV PIKA. We own 100.0% of Produkcija Plus d.o.o. (“Pro Plus”), the operating company for our Slovenia broadcast operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, Kanal A d.o.o., which holds the licenses for the KANAL A channel, and Televideo d.o.o., which holds the licenses for the TV PIKA channel.

New Media

We operate an integrated internet business in each of our markets, cross-promoted and supported by the audience of our broadcast operations. We currently have over 40 internet sites generating over 2.0 million average daily unique visitors. These internet sites are organized into three categories: online TV, sites & portals and user generated content.

Serving as a second marketing platform for our broadcast operations, the New Media segment focuses on improving the user experience and the quality of the content on existing internet sites as well as launching targeted services. We continue to move our content online with multiple distribution (video-on-demand, simulcast with TV, catch-up) and services to attract all types of media audiences, generating revenues from display and video advertising, paid premium content and subscriptions.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Media Pro Entertainment

We created the Media Pro Entertainment segment on January 1, 2010 by combining the existing production operations of our broadcasting stations with the operations of the Media Pro Entertainment business that we acquired on December 9, 2009. Media Pro Entertainment focuses on the development, production and distribution of television and feature film content for our television channels and third parties, both within our region and globally.

Media Pro Entertainment is organized into three subdivisions:

Fiction and Reality and Entertainment Production: This subdivision produces a range of fiction, reality and entertainment programming and films, using both purchased formats and developing our original formats.

Production Services: This subdivision provides assets and expertise to both our production operations and to third parties, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services. Its primary operations are currently based at our studios in Romania.

Distribution and Exhibition: This subdivision, also currently based predominantly in Romania, acquires rights to international film and television content across our region and distributes them both to third party clients and to our broadcast operations. Our distribution and exhibition operations are also able to generate third-party revenue by distributing television content (other than for broadcast) directly through their own cinema and home video operations or selling it throughout the region. Media Pro Entertainment owns and operates sixteen cinema screens in Romania, including Romania’s first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in Romania and Hungary. Since January 1, 2010, our distribution and exhibition operations have also been responsible for selling finished content and formats developed by our fiction and reality and entertainment production operations.

Media Pro Entertainment currently generates the majority of its revenues from our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant changes in the television advertising market changes to be reflected in this segment’s results.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Our significant accounting policies have not changed since December 31, 2009, except as noted below.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, CME Ltd., and the subsidiaries through which our various businesses are actually conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

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

The unaudited condensed consolidated financial statements include the accounts of CME Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions.  Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method.  Other investments are accounted for using the cost method.

Discontinued Operations

On April 7, 2010, we completed the sale of our former operations in the Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, for total consideration of $308.0 million. The results of our former Ukraine operations have therefore been accounted for as discontinued operations for all periods presented in accordance with Accounting Standard Codification ("ASC") Topic 360, “Property, Plant and Equipment” (see Note 17, “Discontinued Operations”). We have also reclassified the assets and liabilities held for sale as at December 31, 2009.

Statement of Cash Flows

We have restated the condensed consolidated statement of cash flows for the six months ended June 30, 2009. The cash paid to acquire a noncontrolling interest in our former Ukraine operations in February 2009 had been classified as a cash flow from investing activities from continuing operations but is now classified as a cash flow from financing activities from discontinued operations. This adjustment is considered immaterial to the Company's condensed consolidated financial statements and had no effect on our consolidated results of operations or financial position.

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

Recent Accounting Pronouncements

In July 2010, ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued. This ASU enhances disclosures about the credit quality of financing receivables and the allowance for credit losses in order to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The required disclosures of this ASU are effective for interim and annual reporting periods ending on or after December 15, 2010. This ASU will not have any impact on our financial position or results of operations. Since our financing receivables are primarily short-term trade accounts receivable which are measured at fair value, we do not expect the disclosure requirements of this ASU to be significant.

In April 2010, ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” was issued. This ASU amends ASC 718, “Compensation – Stock Compensation”, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This ASU will not have any impact on our financial position or results of operations.

3.  ACQUISITIONS AND DISPOSALS

Acquisition of the bTV group

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Netherlands B.V. through our subsidiary, CME Bulgaria B.V. (“CME Bulgaria”). The acquisition was comprised of (i) 100.0% of BTV Media (formerly Balkan News Corporation EAD), which owns a 74.0% interest in Radiocompany C.J. OOD (“RCJ”) and (ii) 100.0% of TV Europe B.V., which owns 100% of Triada. BTV Media and Triada operate and broadcast the BTV, BTV CINEMA and BTV COMEDY television channels and RCJ operates several radio stations in Bulgaria.  As discussed below under “Restructuring of the Pro.BG business”, we currently own 94.0% of BTV Media and Triada.  BTV is the leading TV channel in Bulgaria and through this acquisition, we have continued to implement our operating model whose success is based on audience leadership and high operating leverage across multichannel television, internet and content businesses.

Using the proceeds from the sale of our former operations in Ukraine (see below under “Disposal of operations in Ukraine”), we acquired the bTV group on a debt-free basis for cash consideration of US$ 400.0 million and a payment of US$ 13.1 million for an estimated working capital adjustment for a total purchase price of US$ 413.1 million. We incurred approximately US$ 4.3 million of costs related to this acquisition during the six months ended June 30, 2010 which are included within selling, general and administrative expenses in the condensed consolidated statement of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at April 19, 2010, which is complete with the exception of a final review of the working capital adjustment and certain tax positions. We expect to finalize the purchase price allocation in the third quarter of 2010. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair value on acquisition

Cash and cash equivalents	$485
Restricted cash	3,560
Broadcast licenses (1)	178,158
Trademark (2)	74,066
Customer relationships (3)	37,322
Programming rights	6,383
Property, plant and equipment	8,579
Other assets, net	14,670
Deferred tax liabilities	(28,955)
Goodwill (4)	118,838
Total purchase price	$413,106

(1) License agreements are being amortized on a straight-line basis over an estimated life of 24 years.
(2) The trademark is deemed to have an indefinite life.
(3) Customer relationships are being amortized on a straight-line basis over an estimated life of 15 years.
(4) No goodwill is expected to be deductible for tax purposes.

The following table presents unaudited pro forma results of operations of CME Ltd. as if the acquisition of the bTV group had occurred at the beginning of the periods presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of the bTV group occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	For the six months ended June 30,
	2010	2009

Revenues	$367,520	$364,980
Net income / (loss)	120,970	(17,237)
Net income / (loss) attributable to CME Ltd.	125,047	(12,760)
Net income / (loss) attributable to CME Ltd. – basic earnings per share	1.96	(0.27)
Net income / (loss) attributable to CME Ltd. – diluted earnings per share	1.96	(0.27)
Weighted average common shares – basic earnings per share	63,705	46,956
Weighted average common shares – diluted earnings per share	63,705	46,989

We are in the process of integrating the bTV group into our existing Bulgaria broadcast operations. The financial information for the bTV group is reflected within the broadcast segment and the related goodwill associated with the bTV group acquisition has been assigned to the Bulgaria broadcast reporting unit.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Restructuring of the Pro.BG business

On April 19, 2010, we entered into an amended sale and purchase agreement (“SPA”) with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Mr. Krassimir Guergov to restructure the operations of the Pro.BG business. On April 22, 2010, pursuant to the SPA, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A. In addition, Top Tone Holdings purchased a 6.0% interest in CME Bulgaria for US$ 17.7 million and, on the same date, pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Guergov for US$ 18.0 million, resulting in a net cash payment of approximately US$ 0.3 million to Top Tone Holdings. Following the restructuring of the Pro.BG business, we own 94.0 % of the bTV group and 100.0% of Pro.BG and Ring TV and have undertaken to combine the Pro.BG business with the bTV group, after which we will own 94.0% of both businesses.

On April 22, 2010, we also entered into an investment agreement with Top Tone Holdings pursuant to which it has the right to acquire up to an additional 4.0% of CME Bulgaria (i) for a one-year period from April 22, 2010 for US$ 2.95 million for each 1% interest acquired (up to an aggregate amount of US$ 11.8 million) and (ii) from April 22, 2011 until April 22, 2013, at a price to be determined by an independent valuation. We measured the fair value of this call option of Top Tone Holdings using a binomial option pricing model and a liability for its fair value of US$ 3.0 million was recorded at the date of the transaction. Subsequent changes in fair value will be recognized in the condensed consolidated statement of operations in accordance with ASC 815, “Derivatives and Hedging” for the first year of the call option. After the first year, the strike price of the call option will be the fair value of the underlying and as a result, the fair value will be US$ nil (see Note 11, “Financial Instruments and Fair Value Measurements”).

In addition, Top Tone Holdings has a right to put its entire interest to us and we have the right to call from Top Tone Holdings its entire interest from April 22, 2013, in each case at a price to be determined by an independent valuation. This option is recognized at fair value of US$ nil.

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC 810. Accordingly, we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

The amounts allocated to consideration for the acquisition of the 20.0% noncontrolling interest in the Pro.BG business in exchange for the 6.0% noncontrolling interest in CME Bulgaria (with a fair value of US$ 17.7 million at the date of the transaction) consisted of a net cash payment of US$ 0.3 million and US$ 3.0 million for the fair value of the option granted to Top Tone Holdings. The balance of the noncontrolling interest recorded at the date of acquisition was an accumulated loss of approximately US$ 13.7 million which resulted in a US$ 34.7 million reduction to additional paid-in capital.

Acquisition of noncontrolling interest

On May 24, 2010, we acquired the remaining approximately 5.0% ownership interests in each of Pro TV, MPI and MV from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each company to 100.0%. Consideration for the noncontrolling interest acquired was US$ 24.7 million, consisting of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock (with a fair value of US$ 18.5 million at the date of acquisition). We concluded that this transaction should be accounted for as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC 810. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital. The balance of noncontrolling interest recorded at the date of acquisition was accumulated income of US$ 0.7 million, thereby resulting in a US$ 24.0 million reduction to additional paid-in capital.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Disposal of operations in Ukraine

We completed the sale of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors on April 7, 2010 for total gross proceeds of $308.0 million (see Note 17, “Discontinued Operations”).

4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at June 30, 2010 and December 31, 2009 is summarized as follows:

	Gross balance, December 31, 2009	Accumulated impairment losses	Balance, December 31, 2009	Additions/ Adjustments	Foreign currency	Balance, June 30, 2010	Accumulated impairment losses	Gross balance, June 30, 2010
Broadcast segment:
Bulgaria	$64,044	$(64,044)	$-	$118,838	$(10,271)	$108,567	$(64,044)	$172,611
Croatia	11,211	(10,454)	757	-	(100)	657	(10,454)	11,111
Czech Republic	936,268	-	936,268	-	(115,274)	820,994	-	820,994
Romania	69,825	-	69,825	-	(12,265)	57,560	-	57,560
Slovak Republic	62,990	-	62,990	-	(9,335)	53,655	-	53,655
Slovenia	20,398	-	20,398	-	(3,023)	17,375	-	17,375
Media Pro Entertainment segment:
Fiction and Reality and Entertainment (1)	18,537	-	18,537	(3,394)	(2,748)	12,395	-	12,395
Production services (1)	9,950	-	9,950	5,276	(2,765)	12,461	-	12,461
Distribution and Exhibition (1)	17,548	-	17,548	3,223	(3,702)	17,069	-	17,069
Total	$1,210,771	$(74,498)	$1,136,273	$123,943	$(159,483)	$1,100,733	$(74,498)	$1,175,231
(1) The carrying amount of goodwill was adjusted as at June 30, 2010 following resolution of certain tax positions. However, we are still reviewing certain other tax positions and we expect to finalize the purchase price allocation for the acquisition of the Media Pro Entertainment business acquired in December 2009 in the third quarter of 2010.

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at June 30, 2010 and December 31, 2009 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2009	$58,506	$152,488	$74,580	$61,377	$6,292	$353,243
Additions	-	178,158	74,066	37,322	-	289,546
Amortization	-	(6,431)	(749)	(3,968)	(546)	(11,694)
Foreign currency movements	(9,752)	(34,108)	(17,590)	(11,967)	(993)	(74,410)
Balance, June 30, 2010	$48,754	$290,107	$130,307	$82,764	$4,753	$556,685

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews. The licenses in Bulgaria have an estimated useful economic life of and are amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic have an estimated useful economic life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an estimated useful economic life of, and is amortized on a straight-line basis over, thirteen years.

Customer relationships are deemed to have an estimated useful economic life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life and are not amortized, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, two years using the declining balance method.

The gross value and accumulated amortization of broadcast licenses and other intangible assets were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Gross value	$614,476	$405,140
Accumulated amortization	(106,545)	(110,403)
Net book value of amortized intangible assets	$507,931	$294,737
Indefinite-lived broadcast licenses	48,754	58,506
Total broadcast licenses and other intangible assets, net	$556,685	$353,243

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets:

Summary

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year in accordance with ASC 350, “Intangibles – Goodwill and Other”.

We have not recognized any impairment charges in respect of goodwill, indefinite-lived intangible assets or long-lived assets in 2010. As we have been able to capitalize on our competitive position and the global economy has slowly been recovering, we concluded that there were no indicators of impairment and it was not necessary to perform a new impairment review after performing our annual impairment review in the fourth quarter of 2009.

Impairment reviews in 2009

We did not recognize impairment charges in respect of goodwill or long-lived assets in the three months ended June 30, 2009. As a result of various macro economic indicators, a reduction in the short and medium term economic projections for our markets by external analysts and a significant drop in the price of our Class A common stock during the first quarter of 2009, we performed an impairment review and we recognized the following impairment charges in the Pro.BG asset group in the six months ended June 30, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	June 30, 2010	December 31, 2009

Senior Debt	$1,137,256	$1,253,928
Total credit facilities and capital leases	144,813	123,940
Total long term debt and other financing arrangements	$1,282,069	$1,377,868
Less current maturities	(46,397)	(117,910)
Total non-current long-term debt and other financing arrangements	$1,235,672	$1,259,958

Senior Debt

Our senior debt comprised the following as at June 30, 2010 and December 31, 2009:

	Carrying Value		Fair Value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

EUR 440.0 million 11.625% Senior Notes	$544,472	$639,515	$534,524	$608,510
EUR 150.0 million Floating Rate Senior Notes	184,065	216,090	145,411	153,424
USD 475.0 million 3.50% Senior Convertible Notes	408,719	398,323	359,813	369,883
	$1,137,256	$1,253,928	$1,039,748	$1,131,817

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 245.4 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional EUR 240.0 million (approximately US$ 294.5 million) tranche of 11.625% senior notes at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.

On May 16, 2007, we issued EUR 150.0 million (approximately US$ 184.1 million) of floating rate senior notes (the “Floating Rate Notes”, and collectively with the 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at June 30, 2010 was 2.666%). The Floating Rate Notes mature on May 15, 2014.

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

2009 Fixed Rate Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at June 30, 2010 was calculated by multiplying the outstanding debt by the traded market price.

The 2009 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2009 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 20, “Indenture Covenants”).

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at June 30, 2010 and December 31, 2009 was equal to the outstanding debt multiplied by the traded market price.

The Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 20, “Indenture Covenants”).

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at June 30, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2010, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

The bankruptcy filing of Lehman Brothers Holdings Inc. (“Lehman Holdings”), as guarantor, in September 2008 was an event of default that gave us the right to early termination of the Lehman OTC capped call options and effectively extinguished the capped call option agreement with Lehman OTC. On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17% of the claim value, which was recognized as other income within selling, general and administrative expenses in our consolidated statement of operations. See Note 18, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”.

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

Following the termination of the Lehman OTC capped call options, which represented 35% of the total number of capped call options we acquired on March 4, 2008, limited dilution will occur following the exercise of the remaining BNP and DB capped call options if the price of shares of our Class A common stock is between US$ 105.00 per share and US$ 151.20 per share when the Convertible Notes are converted. The table below shows how many shares of our Class A common stock we would issue following a conversion of the Convertible Notes and the exercise of the remaining DB and BNP capped call options for a variety of share price scenarios. This table assumes the currently selected settlement methods continue to apply and that no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

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

At June 30, 2010, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at June 30, 2010, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining capped call options with DB and BNP at June 30, 2010 was a liability of US$ (0.1) million.

In accordance with ASC 470, “Debt”, we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately as follows:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	Principal amount of liability component	Unamortized discount	Net carrying value	Equity component
BALANCE, December 31, 2009	$475,000	$(76,677)	$398,323	$110,752
Amortization of debt issuance discount for the three months ended March 31, 2010	-	4,998	4,998	-

Amortization of debt issuance discount for the three months ended June 30, 2010	-	5,398	5,398	-
BALANCE, June 30, 2010	$475,000	$(66,281)	$408,719	$110,752

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

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at June 30, 2010 and December 31, 2009:

		June 30, 2010	December 31, 2009

Credit facilities	(a) – (g)	$140,363	$117,991
Capital leases		4,450	5,949
Total credit facilities and capital leases		$144,813	$123,940
Less current maturities		(46,397)	(117,910)
Total non-current credit facilities and capital leases		$98,416	$6,030

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 6.1 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 6.1 million) in excess of amounts deposited.

As at June 30, 2010, we had deposits of US$ 88.5 million and drawings of US$ 5.3 million in the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.

(b) On December 21, 2009, CET 21 entered into a Facility Agreement (the “Erste Facility”) for up to CZK 3.0 billion (approximately US$ 143.2 million) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. (“UniCredit”) and BNP Paribas as original lenders. As of June 30, 2010, an aggregate amount of CZK 2.8 billion (approximately US$ 133.7 million) had been drawn. Drawings under the facility were used to refinance certain existing indebtedness of CET 21 to CSAS and to repay certain intra-group indebtedness of CET 21. The facility matures on April 30, 2012, subject to a potential extension of one year. Interest under the facility is calculated at a rate per annum of 4.90% (floating rate) above the Prague interbank offered rate (“PRIBOR”). The applicable rate at June 30, 2010 was 6.13%. As of June 30, 2010, CET 21 had hedged the interest rate exposure on CZK 1.5 billion (approximately US$ 71.6 million) principal outstanding under the Erste Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The repayment of the loan will commence on December 21, 2010 and will occur in four semi-annual installments of 15.0% each and one installment of 40.0% on the maturity date (assuming no extension). CET 21 may be required to prepay amounts drawn in the event of specified changes of control. As security for the facility, CET 21 has pledged substantially all of its assets, including its 100.0% ownership interest in CME Slovak Holdings B.V. (which in turn has an ownership interest, directly or indirectly, in 100.0% of the registered capital of Markiza) and its ownership interest in 100.0% of the registered capital of Jyxo, s.r.o. and BLOG Internet, s.r.o. In addition, CME Investments B.V., a wholly owned subsidiary of CME Ltd., has granted security over the receivables under inter-group loans made to CET 21 and Markiza, respectively. The Erste Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21’s ability to carry out certain types of transactions, incur additional indebtedness, make disposals and create liens.

(c) As at June 30, 2010, there were no drawings under a CZK 300.0 million (approximately US$ 14.3 million) factoring facility with Factoring Ceska Sporitelna (“FCS”) available until September 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.40% for the period that actively assigned accounts receivable are outstanding.

(d) A CZK 1.2 billion (approximately US$ 64.6 million at the date of repayment; December 31, 2009: US$ 65.3 million) credit facility granted to CET 21 by CSAS was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(e) A CZK 250.0 million (approximately US$ 13.5 million at date of repayment; December 31, 2009: US$ 13.6 million), working capital facility granted to CET 21 by CSAS was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(f) At June 30, 2010, Media Pro Entertainment had an aggregate principal amount of RON 8.9 million (approximately US$ 2.5 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At June 30, 2010, we had 11 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at June 30, 2010 and December 31, 2009 are net of a fair value adjustment to reflect the interest free nature of the loans.

(g) EUR 22.5 million (approximately US$ 30.0 million at date of repayment) outstanding on a revolving facility agreement entered into in July 2005 by Pro Plus with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana was repaid in full on April 30, 2010 and the revolving facility expired on July 22, 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group

At June 30, 2010, the maturity of our senior debt and credit facilities was as follows:

2010	$25,374
2011	40,279
2012	73,519
2013	408,719
2014	184,458
2015 and thereafter	545,270
Total	$1,277,619

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancelable lease terms in excess of one year, consisted of the following at June 30, 2010:

2010	$620
2011	1,075
2012	763
2013	486
2014	422
2015 and thereafter	1,690
$5,056
Less: amount representing interest	(606)
Present value of net minimum lease payments	$4,450

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Third-party customers	$195,701	$192,906
Less allowance for bad debts and credit notes	(14,318)	(13,201)
Related parties	1,065	2,170
Less allowance for bad debts and credit notes	(418)	(892)
Total accounts receivable	$182,030	$180,983

At June 30, 2010, CZK 434.5 million (approximately US$ 20.7 million) of receivables were pledged as collateral subject to the Erste Facility. (See Note 5, “Long-Term Debt and Other Financing Arrangements”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Current:
Prepaid programming	$37,081	$44,219
Productions in progress	6,524	12,234
Other prepaid expenses	11,131	9,431
Income taxes recoverable	5,603	7,426
Deferred tax	4,400	4,948
Capitalized debt costs	5,487	5,591
VAT recoverable	3,410	6,625
Inventory	1,928	1,555
Restricted cash	3,940	1,046
Other	1,518	1,178
Total other current assets	$81,022	$94,253

	June 30, 2010	December 31, 2009
Non-current:
Capitalized debt costs	$20,014	$22,816
Deferred tax	4,590	10,977
Productions in progress	1,342	7,737
Other	2,697	2,969
Total other non-current assets	$28,643	$44,499

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land and buildings	$145,491	$169,568
Machinery, fixtures and equipment	174,463	206,954
Other equipment	28,715	33,260
Software licenses	34,059	37,176
Construction in progress	13,025	13,211
Total cost	$395,753	$460,169
Less: Accumulated depreciation	(170,456)	(185,459)
Total net book value	$225,297	$274,710
Assets held under capital leases (included in the above)
Land and buildings	$4,374	$6,079
Machinery, fixtures and equipment	2,562	3,927
Total cost	6,936	10,006
Less: Accumulated depreciation	(1,613)	(2,180)
Net book value	$5,323	$7,826

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accounts payable	$39,805	$42,854
Programming liabilities	63,227	58,807
Duties and other taxes payable	14,949	18,927
Accrued staff costs	17,345	17,356
Accrued interest payable	23,948	26,686
Income taxes payable	2,406	3,895
Accrued production costs	5,387	7,439
Accrued legal contingencies and professional fees	1,944	1,589
Authors’ rights	5,492	4,751
Other accrued liabilities	17,415	16,871
Total accounts payable and accrued liabilities	$191,918	$199,175

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Current:
Deferred revenue	$16,005	$7,765
Consideration payable	-	1,614
Derivative liabilities	2,720	-
Deferred tax	2,172	3,319
Other	55	142
Total other current liabilities	$20,952	$12,840

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009
Non-current:
Deferred tax	$79,927	$72,715
Programming liabilities	-	6,876
Derivative liabilities	9,704	8,567
Income taxes payable	215	507
Other	175	206
Total other non-current liabilities	$90,021	$88,871

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At June 30, 2010, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of the Pro.BG business (see Note 3, “Acquisitions and Disposals”) carried at fair value using significant level 3 inputs:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 510.8 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 461.3 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

We reduce our exposure to movements between the EUR and CZK foreign exchange rate from the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”) by partially converting them into CZK using these currency swap agreements. These financial instruments are used to reduce currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under ASC 815, “Derivatives and Hedging”, and so changes in their fair value are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We value these currency swap agreements using an industry-standard currency swap pricing model which calculates the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments are allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instruments, are readily observable.

The fair value of these instruments as at June 30, 2010 was a US$ 8.2 million liability. A derivative gain of US$ 2.9 million and US$ 0.4 million was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010, respectively.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013 to convert CZK 1.5 billion (approximately US$ 71.6 million) of the Erste Facility from a floating rate of three month PRIBOR (plus a margin) to a fixed interest rate of 2.73% per annum (plus a margin).  The notional amounts swapped decline in line with the planned amortization of the loan and the extension option. The interest rate swap is a financial instrument that is used to reduce interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

We value the interest rate swap agreement using a valuation model which calculates the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model is the expected PRIBOR-based yield curve. This instrument is allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instrument, are readily observable.

The fair value of the interest rate swap as at June 30, 2010 was a US$ 1.6 million liability. A derivative loss of US$ 0.4 million and US$ 1.6 million was recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010, respectively.

Call Option

As described in Note 3, “Acquisitions and Disposals”, in connection with the restructuring of the Pro.BG business, we entered into an investment agreement whereby Top Tone Holdings has the right to acquire additional interests in CME Bulgaria over a three-year period. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 22, 2010. The main inputs used in the valuation model include current risk-free interest rates and the known contractual terms of the instrument which are observable and transparent. Volatility was also used as an input into the model and was determined using management’s estimates and equity volatilities of comparable companies. The most significant input used in the model was the call option’s spot price, or the current price of the underlying asset, which is the value of the equity in CME Bulgaria and has been determined using management’s best estimates and assumptions including discounted forecasted cash flows. This financial instrument is allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

Subsequent changes in the fair value of the call option will be recorded as a derivative gain or loss in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other current liabilities.  The fair value of the call option as at June 30, 2010 was a US$ 2.8 million liability and US$ 0.2 million was recorded as a derivative gain in the condensed consolidated statement of operations for the three and six months ended June 30, 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

12. EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at June 30, 2010 and December 31, 2009.  None were issued and outstanding as at June 30, 2010 and December 31, 2009.

Class A and B Common Stock

100,000,000 shares of Class A common stock, with a US$ 0.08 par value, and 15,000,000 shares of Class B common stock, with a US$ 0.08 par value, were authorized as at June 30, 2010 and December 31, 2009.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

We issued 800,000 shares of our Class A common stock on May 24, 2010 to Adrian Sarbu in connection with the acquisition of the remaining approximately 5.0% noncontrolling interests in each of Pro TV, MPI and MV (see Note 3, “Acquisitions and Disposals”).

There were 7,490,936 shares of Class B common stock and 56,846,176 shares of Class A common stock outstanding at June 30, 2010.

Warrants

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase 850,000 shares of our Class A common stock at an exercise price of US$ 21.75 per share (valued at US$ 13.8 million at the date of issuance) to Alerria Management Company S.A. (“Alerria”) (formerly known as Media Pro Management S.A.) and Metrodome B.V. (“Metrodome”) (formerly known as Media Pro B.V.). Adrian Sarbu is the controlling shareholder of Alerria and Metrodome.  The warrants are exercisable in whole or in part from December 9, 2009 and have a six-year life.

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

13.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Stock-based compensation charged	$1,618	$1,485	$3,192	$3,033
Income tax benefit recognized	$28	$170	$109	$283

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

2010 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to members of staff, members of executive management and members of our Board of Directors during the six months ended June 30, 2010.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Fair Value (US$/share)	Exercise Price (US$/share)
March 1, 2010	125,000	2.28	5.25	54.6	13.41	26.80
March 16, 2010	150,000	2.37	5.25	54.6	14.91	29.73
June 15, 2010	305,000	2.10	5.25	55.4	12.00	23.85
June 15, 2010	105,000	1.26	3.0	67.8	10.82	23.85
June 15, 2010	5,000	1.26	3.0	67.8	10.50	25.04

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the six months ended June 30, 2010 was US$ 12.70 per option.  The fair value of the option grants made in the six months ended June 30, 2010 (less expected forfeitures) of US$ 8.0 million is being recognized as an expense in the condensed consolidated statement of operations over the requisite service period of the awards.

A summary of option activity for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,000,750	$39.59	5.24	$5,645
Granted	690,000	25.67	-	-
Exercised	-	-	-	-
Forfeited	(113,000)	49.60	-	-
Outstanding at June 30, 2010	2,577,750	$35.42	5.44	$1,956
Vested or expected to vest	2,455,552	35.69	5.38	1,906
Exercisable at June 30, 2010	1,298,937	$41.36	4.15	$1,590

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.0 million at January 1, 2010.  In the six months ended June 30, 2010, tax benefits of US$ 0.2 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2010 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of June 30, 2010.  This amount changes based on the fair value of our common stock.  As of June 30, 2010, there was US$ 13.0 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.5 years.

14.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
(Loss) / income from continuing operations attributable to CME Ltd.	$(52,450)	$37,734	$(90,822)	$2,131
Income / (loss) from discontinued operations	217,619	(13,653)	213,697	(22,488)
Net income / (loss) attributable to CME Ltd.	$165,169	$24,081	$122,875	$(20,357)

Weighted average outstanding shares of common stock	63,871	51,524	63,705	46,956
Dilutive effect of employee stock options	448	42	455	33
Common stock and common stock equivalents	64,319	51,566	64,160	46,989

Net income / (loss) per share attributable to CME Ltd.:
Basic	$2.59	$0.47	$1.92	$(0.43)
Diluted	$2.59	$0.47	$1.92	$(0.43)

At June 30, 2010, 1,421,157 (December 31, 2009: 1,328,052) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of net loss per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive at June 30, 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

15.  INTEREST EXPENSE

Interest expense comprised the following for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Interest on Senior Notes	$17,401	$9,339	$36,225	$18,747
Interest on Convertible Notes	4,156	4,156	8,312	8,312
Interest on credit facilities and other financing arrangements	2,815	2,753	4,984	4,929
	$24,372	$16,248	$49,521	$31,988

Amortization of capitalized debt issuance costs	1,402	1,160	2,783	2,290
Amortization of issuance discount on Convertible Notes	5,398	4,850	10,396	9,408
	$6,800	$6,010	$13,179	$11,698
Total interest expense	$31,172	$22,258	$62,700	$43,686

16.  SEGMENT DATA

Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments: Broadcast, New Media and Media Pro Entertainment and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation and amortization of intangible assets. In the past, our definition of EBITDA excluded foreign currency exchange gains and losses and changes in the fair value of derivatives.  In effect, the amount arrived at by excluding those two items as well as interest and taxes from earnings is equal to OIBDA  Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain unusual or infrequent items (e.g., impairments of assets or investments).

Our key performance measure of the efficiency of our segments is OIBDA margin. OIBDA margin is the ratio of OIBDA to Net Revenues.

We believe OIBDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  OIBDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated in consolidation.

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and six months ended June 30, 2010 and 2009.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2010	2009	2010	2009

Broadcast:
Bulgaria	$17,794	$882	$18,734	$1,477
Croatia	14,785	13,973	26,510	24,053
Czech Republic	71,572	70,760	125,872	126,216
Romania	43,563	48,510	80,110	84,031
Slovak Republic	24,720	27,979	42,810	48,441
Slovenia	18,147	18,408	31,970	30,819
Total Broadcast	$190,581	$180,512	$326,006	$315,037
New Media	$2,929	$2,385	$4,950	$4,142
Media Pro Entertainment	$38,315	$32,424	$66,358	$46,835
Central	-	-	-	-
Elimination	(30,099)	(32,354)	(51,947)	(46,727)
Total Net Revenues	$201,726	$182,967	$345,367	$319,287

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
OIBDA	2010	2009	2010	2009

Broadcast:
Bulgaria	$1,261	$(10,603)	$(7,809)	$(17,018)
Croatia	2,047	2,317	2,928	2,449
Czech Republic	38,508	36,327	60,692	61,614
Romania	10,741	19,256	15,270	29,030
Slovak Republic	2,192	4,666	(1,113)	10,565
Slovenia	6,422	6,157	9,506	9,168
Divisional costs	(301)	-	(787)	-
Total Broadcast	$60,870	$58,120	$78,687	$95,808
New Media	$(1,423)	$(1,157)	$(4,807)	$(2,721)
Media Pro Entertainment	$155	$3,548	$(1,878)	$2,111
Central	(12,055)	(12,808)	(22,867)	(17,067)
Elimination	(1,354)	(1,952)	(2,101)	(4,634)
Total OIBDA	$46,193	$45,751	$47,034	$73,497

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation to Consolidated Statement of Operations:	2010	2009	2010	2009

Total OIBDA	$46,193	$45,751	$47,034	$73,497
Depreciation of property, plant and equipment	14,196	12,599	29,021	24,099
Amortization of intangible assets	6,545	4,396	11,694	10,083
Impairment	-	-	-	81,843
Operating income / (loss)	$25,452	$28,756	$6,319	$(42,528)
Interest expense, net	(30,645)	(21,573)	(61,520)	(42,265)
Foreign currency exchange (loss) / gain, net	(47,724)	45,719	(38,167)	82,773
Change in fair value of derivatives	2,624	(7,315)	(1,032)	(1,185)
Other income / (expense)	69	116	(201)	220
(Provision) / credit for income taxes	(2,689)	(9,944)	(298)	639
(Loss) / income from continuing operations	$(52,913)	$35,759	$(94,899)	$(2,346)

We do not rely on any single major customer or group of major customers.

17.  DISCONTINUED OPERATIONS

On January 20, 2010, we entered into an agreement to sell 100.0% of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors and as a result, we determined that the operations in Ukraine represented a disposal group consistent with the provisions of ASC 360, “Property, Plant and Equipment”. The results of operations have been classified as discontinued operations for all periods presented and depreciation and amortization associated with the assets was discontinued accordingly from January 20, 2010 (the date when the held for sale criteria of ASC 360 was met).

We completed the sale of our operations in Ukraine to Harley Trading Limited on April 7, 2010 for total gross proceeds of $308.0 million, resulting in a net gain of $217.6 million, net of transaction costs of US$ 0.5 million. The majority of the net proceeds from the sale were used to partially fund the acquisition of the bTV group, which was completed on April 19, 2010 (see Note 3, “Acquisitions and Disposals”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Summarized Financial Information of Discontinued Operations

Summarized operating results for the Ukraine disposal group for the three and six months ended June 30, 2010 and 2009 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$-	$3,218	$16,888	$8,169
Cost of revenues	-	18,847	19,473	34,659
Selling, general and administrative expenses	-	1,424	2,223	4,027
Operating loss	-	(17,053)	(4,808)	(30,517)
Foreign exchange gain / (loss)	-	(308)	891	1,903
Other income	-	144	25	142
Loss before tax	-	(17,217)	(3,892)	(28,472)
Gain on sale	217,619	-	217,619	-
(Provision) / credit for income tax	-	3,564	(30)	5,984
Income / (loss) from discontinued operations	$217,619	$(13,653)	$213,697	$(22,488)

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At June 30, 2010, we had total commitments of US$ 430.9 million in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations	$430,856	$111,759	$278,360	$40,737	$-

b) Operating Lease Commitments

For the six months ended June 30, 2010 and 2009 we incurred aggregate rent on all facilities of US$ 3.5 million and US$ 5.0 million, respectively.  Future minimum operating lease payments at June 30, 2010 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

June 30, 2010

2010	$3,204
2011	5,380
2012	4,195
2013	3,493
2014	3,062
2015 and thereafter	9,876
Total	$29,210

c) Factoring of Trade Receivables

The Erste Facility is secured by a pledge of receivables under a factoring agreement. At June 30, 2010, CZK 434.5 million (approximately US$ 20.7 million) of receivables were pledged as collateral under this agreement (see Note 5 (b), “Long-Term Debt and Other Financing Arrangements”).

The transfer of the receivables is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing”, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

Contingencies

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our  results of operations or financial condition.

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and another former subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other former CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME BV revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.7 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We anticipate that a decision will be made in the arbitration proceedings in the fourth quarter of 2010. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (see Note 5, “Long-Term Debt and Other Financing Arrangements”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

On September 15, 2008, Lehman Holdings, the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default and gave us the right to terminate the capped call agreement with Lehman OTC and claim for losses. We exercised this right on September 16, 2008 and claimed an amount of US$ 19.9 million, which bears interest at a rate equal to CME’s estimate of its cost of funding plus 1% per annum.

On October 3, 2008, Lehman OTC also filed for protection under Chapter 11.  We filed claims in the bankruptcy proceedings of both Lehman Holdings and Lehman OTC. Our claim was a general unsecured claim and ranked together with similar claims.

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

c) Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

Corporate law in the Central and Eastern European countries in which we have operations stipulates generally that dividends may be declared by shareholders out of yearly profits, subject to the maintenance of registered capital and required reserves after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 25%).  The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25% of consolidated net assets.

19. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and Board of Directors or our equity investors.  As stated in ASC 850, “Related Party Disclosures”, transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors and the beneficial owner of approximately 5.3% of our outstanding shares of Class A common stock; Time Warner Inc., beneficial owners of approximately 30.1% of our outstanding shares of Class A and Class B common stock with two representatives on our Board of Directors; and Igor Kolomoisky, beneficial owner of approximately 2.5% of our outstanding shares of Class A common stock and a member of our Board of Directors.

Related Party Transactions

Adrian Sarbu

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Purchases of programming and services	$2,416	$18,791

Sales	501	600

	As at June 30, 2010	As at December 31, 2009
Accounts payable	$482	$403

Accounts receivable	805	1,533

On May 24, 2010, we  acquired the remaining ownership interests of approximately 5.0% in each of Pro TV, MPI and MV from Adrian Sarbu for cash consideration of US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock with a fair value of US$ 18.5 million at the date of the acquisition (see Note 3, “Acquisitions and Disposals”).

Time Warner

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Purchases of programming and services	$8,078	$15,500

	As at June 30, 2010	As at December 31, 2009
Accounts payable	$37,779	$39,085

Igor Kolomoisky

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, for total consideration of US$ 308.0 million resulting in a gain of US$ 217.6 million (see Note 17, “Discontinued Operations”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

20.  INDENTURE COVENANTS

Under the terms of the indentures governing the Floating Rate Notes and the 2009 Fixed Rate Notes (the “2007 Indenture” and the “2009 Indenture” respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For the purposes of the 2007 Indenture and the 2009 Indenture, the calculation of the Coverage Ratio includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of June 30, 2010, those subsidiaries that comprise the Pro.BG business in Bulgaria and CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, continue to be designated as Unrestricted Subsidiaries. In addition, following the disposal of our former operations in Ukraine in April 2010, we retained ownership of CME Austria GmbH (formerly CME Ukraine Holding GmbH) which also remains as an Unrestricted Subsidiary.

As at June 30, 2010, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments totalling more than EUR 80.0 million (approximately US$ 98.2 million) to our Unrestricted Subsidiaries or to any other operations that are not Restricted Subsidiaries.

There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may chose to transfer cash to our Restricted Subsidiaries. In the three months ended June 30, 2010, we transferred US$ 72.9 million of cash from the Development Financing Holding Company and CME Austria GmbH to a Restricted Subsidiary and the total remaining US$ 123.4 million cash balance in the Development Financing Holding Company and CME Austria GmbH remains available to our Restricted Subsidiaries at any time. We intend to maintain sufficient amounts to fund our developing operations, which currently consist only of the Pro.BG business in Bulgaria, until full integration of the Pro.BG business into the bTV group is complete.

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

Selected financial information for CME Ltd. (the “Issuer”) and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended June 30, 2010
Net revenues	$201,965	$990	$(1,229)	$201,726
Depreciation of property, plant and equipment	12,151	924	-	13,075
Amortization of broadcast licenses and other intangibles	6,545	-	-	6,545
Operating income / (loss)	31,876	(6,403)	(21)	25,452
Net (loss) / income attributable to CME Ltd.	$(107,789)	$272,979	$(21)	$165,169

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30, 2010
Net revenues	$345,088	$1,944	$(1,665)	$345,367
Depreciation of property, plant and equipment	25,371	1,818	-	27,189
Amortization of broadcast licenses and other intangibles	11,694	-	-	11,694
Operating income / (loss)	22,793	(16,438)	(36)	6,319
Net (loss) / income attributable to CME Ltd.	$(134,726)	$257,637	$(36)	$122,875

Consolidated Balance Sheet:

	As at June 30, 2010
Cash and cash equivalents	$190,419	$124,838	$-	$315,257
Third party debt (1)	1,281,567	502	-	1,282,069
Total assets	2,975,564	140,511	(379,813)	2,736,262
Total CME Ltd. shareholders’ equity	$1,368,445	$74,797	$(312,146)	$1,131,096

(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended June 30, 2009
Net revenues	$182,088	$879	$-	$182,967
Depreciation of property, plant and equipment	11,686	625	-	12,311
Amortization of broadcast licenses and other intangibles	4,396	-	-	4,396
Operating income / (loss)	39,790	(11,034)	-	28,756
Net income / (loss) attributable to CME Ltd.	$50,850	$(26,769)	$-	$24,081
	For the Six Months Ended June 30, 2009
Net revenues	$317,810	$1,477	$-	$319,287
Depreciation of property, plant and equipment	22,263	1,160	-	23,423
Amortization of broadcast licenses and other intangibles	8,537	1,546	-	10,083
Operating income / (loss)	59,204	(101,732)	-	(42,528)
Net income / (loss) attributable to CME Ltd.	$96,221	$(116,578)	$-	$(20,357)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Consolidated Balance Sheet:

	As at December 31, 2009
Cash and cash equivalents	$243,314	$202,640	$-	$445,954
Third party debt (1)	1,377,194	674	-	1,377,868
Total assets	3,365,435	335,623	(828,271)	2,872,787
Total CME Ltd. shareholders’ equity	$1,683,789	$195,459	$(701,659)	$1,177,589

(1) Third party debt is defined as credit facilities and capital leases or Senior Debt with entities that are not part of the CME Ltd. consolidated group.

21.  SUBSEQUENT EVENTS

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

II. Overview

CME Ltd. is a vertically integrated media and entertainment company operating broadcasting, new media and content businesses in six Central and Eastern European countries.  We completed the disposal of our former operations in Ukraine on April 7, 2010 and, accordingly, those operations have been treated as discontinued for all periods presented.

The following tables provide a summary of our results for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30, (US$ 000's)
	2010	2009	Movement
Net revenues	$201,726	$182,967	10.3%
Cost of revenues	146,282	126,276	15.8%
Selling, general and administrative expenses	29,992	27,935	7.4%
Operating income	25,452	28,756	(11.5)%
Gain on disposal of discontinued operations	217,619	-	Nm(1)
Net income	$164,706	$22,106	Nm(1)

	For the Six Months Ended June 30, (US$ 000's)
	2010	2009	Movement
Net revenues	$345,367	$319,287	8.2%
Cost of revenues	280,611	232,796	20.5%
Selling, general and administrative expenses	58,437	47,176	23.9%
Impairment charge	-	81,843	Nm(1)
Operating income / (loss)	6,319	(42,528)	114.9%
Gain on disposal of discontinued operations	217,619	-	Nm(1)
Net income / ( loss)	$118,798	$(24,834)	Nm(1)
Net cash (used in) / generated by continuing operating activities	$(23,005)	$31,267	(173.6)%
(1) Number is not meaningful.

III. Our Business

Since January 1, 2010, we have managed our business on a divisional basis with three operating segments - Broadcast, New Media and Media Pro Entertainment, our content business, and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.

We evaluate the performance of our segments based on Net Revenues and OIBDA (Operating income before depreciation and amortization of intangible assets).

OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation and amortization of intangible assets. In the past, our definition of EBITDA excluded foreign currency exchange gains and losses and changes in the fair value of derivatives.  In effect, the amount arrived at by excluding those two items as well as interest and taxes from earnings is equal to OIBDA. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain unusual or infrequent items (e.g., impairments of assets or investments).

Our key performance measure of the efficiency of our segments is OIBDA margin.  We define OIBDA margin as the ratio of OIBDA to Net Revenues.  We believe OIBDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  OIBDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated in consolidation.

OIBDA may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, i.e. changes between the quarter or half year of 2010 and the same quarter or half year of 2009.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Broadcast	$190,581	$180,512	5.6%	10.3%
New Media	2,929	2,385	22.8%	30.5%
Media Pro Entertainment	38,315	32,424	18.2%	24.3%
Elimination	(30,099)	(32,354)	7.0%	2.4%
Total Net Revenues	$201,726	$182,967	10.3%	15.2%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Broadcast	$326,006	$315,037	3.5%	2.0%
New Media	4,950	4,142	19.5%	19.5%
Media Pro Entertainment	66,358	46,835	41.7%	42.4%
Elimination	(51,947)	(46,727)	(11.2)%	(12.1)%
Total Net Revenues	$345,367	$319,287	8.2%	6.6%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Broadcast	$60,870	$58,120	4.7%	6.3%
New Media	$(1,423)	$(1,157)	(23.0)%	(25.2)%
Media Pro Entertainment	155	3,548	(95.6)%	(93.4)%
Central	(12,055)	(12,808)	5.9%	5.7%
Elimination	(1,354)	(1,952)	30.6%	30.7%
Consolidated OIBDA	$46,193	$45,751	1.0%	5.7%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Broadcast	$78,687	$95,808	(17.9)%	(19.7)%
New Media	(4,807)	(2,721)	(76.7)%	(69.3)%
Media Pro Entertainment	(1,878)	2,111	(189.0)%	(191.8)%
Central	(22,867)	(17,067)	(34.0)%	(33.9)%
Elimination	(2,101)	(4,634)	54.7%	55.2%
Consolidated OIBDA	$47,034	$73,497	(36.0)%	(37.7)%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

In constant currency terms, television advertising spending in our markets during the second quarter and first half was, on average, 4% lower and 7% lower than the corresponding periods in 2009, with variances ranging from positive 5% to negative 13% in the second quarter and from positive 5% to negative 12% in the first half.

We took decisive actions during the first half of 2010 to maintain our leadership in audience and market shares in all of our broadcast operations, including the disposal of our loss-making operation in Ukraine and the acquisition of the market leading broadcaster in Bulgaria. Our audience and market leadership is our unique competitive advantage which is essential to achieving high operating leverage.

Following six quarters of market declines, we were able to grow our revenues by 6% and 4% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Our growth in revenues is a reflection of the strength of our brands in each of our markets and our ability to increase our market share.

The Broadcast segment reported net revenues for the three and six months ended June 30, 2010 of US$ 190.6 million and US$ 326.0 million, compared to US$ 180.5 million and US$ 315.0 million in the same periods in 2009, increases of 6% and 4%, respectively. On a constant currency basis, the increases in net revenues for the three and six months ended June 30, 2010 were 10% and 2%, respectively. The increases were primarily due to the acquisition of the bTV group in Bulgaria, which reported revenues of US$ 16.8 million in the period since acquisition on April 19, 2010.

Costs increased by 13% and 21% in the three and six months ended June 30, 2010 compared to the same periods in 2009 due to a combination of the acquisition of the bTV group in Bulgaria and new channel investments made in the second half of 2009.  We strengthened our prime time audience shares while limiting comparable year-on-year cost increases in constant currency terms. These steps included salary constraints, the deferral of certain expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Our goal continues to be to maintain the high audience shares and the strength of our brands, as we believe this is essential to the value of our operations. We will continue to allocate sufficient investment in programming to protect our audience leadership.

We generated OIBDA of US$ 60.9 million and US$ 78.7 million in the three and six months ended June 30, 2010, compared to US$ 58.1 million and US$ 95.8 million in the corresponding periods in 2009, increasing by 5% and decreasing by 18% for the three and six months ended June 30, 2010, respectively. On a constant currency basis, OIBDA increased 6% for the three months ended June 30, 2010 and decreased 20% for six months ended June 30, 2010 compared to the same periods in 2009.

We anticipate the second half of 2010 will show, on average, a low single digit growth in local currency television advertising spending in our operating territories when compared to the same period in 2009, with variances ranging from positive 9% in the Czech Republic to negative 12% in Bulgaria.  While the markets in the Czech Republic and Slovenia have already began to recover, we expect recovery in Croatia and the Slovak Republic to start in the second half of 2010 and in our remaining territories during 2011. We currently anticipate the local currency TV advertising spending in our operating territories will, on average, decline by 3% for the full year. After 2010, we currently expect nominal GDP growth to accelerate and that local currency television advertising spending will return to the levels experienced in 2008 by 2013. Accordingly, we expect growth rates in our markets will be higher than in Western European or U.S. markets.

We are confident that we will continue to maintain or increase our audience and market leadership, while continuing to control our costs.  Following the recovery in our markets, we expect to be positioned to take advantage of the increased TV advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.

Regulatory Developments – Broadcast

During the second quarter of 2010, the Czech Republic notified the European Commission that it had adopted regulations implementing the EU Audiovisual Media Services Directive (the “AVMS”). In addition, Croatia, a candidate for accession to the European Union, has put in place legislation that aligns its programming regulations with the AVMS. Digitalization in Croatia is proceeding according to a strategy previously adopted by the Croatian government and the digital switch-off is expected to be completed by the fourth quarter of 2010. In Romania, legislation was enacted that sets forth terms of reference relating to the granting of digital licenses; the tender process for two of Romania’s six multiplexes is currently scheduled for the fall of 2010. In Bulgaria, the first multiplex operator, which is obliged to carry the BTV and PRO.BG channels, has received its operating permit. In the Slovak Republic, TV MARKIZA is now carried on the digital multiplex; the channel is currently broadcasting in both analog and digital.

New Media

Our New Media segment has operations in Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia.

We operate a diversified internet business in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations and we launch targeted products and services in order to achieve leading positions in terms of unique visitors, page impressions and video downloads.

During the first half of 2009, we established a dedicated sales team, restructured the technical development function and launched thirteen new products.

These actions led to our New Media segment reporting net revenues for the three and six months ended June 30, 2010 of US$ 2.9 million and US$ 5.0 million, compared to US$ 2.4 million and US$ 4.1 million in the same periods in 2009, increases of 23% and 20%, respectively. On a constant currency basis, the increases in net revenues for the three and six months ended June 30, 2010 were 31% and 20%, respectively. We reported OIBDA losses for the three and six months ended June 30, 2010 of US$ 1.4 million and US$ 4.8 million, compared to US$ 1.2 million and US$ 2.7 million in the same periods in 2009, increases of 23% and 77%, respectively. On a constant currency basis, the increases in OIBDA losses for the three and six months ended June 30, 2010 were 25% and 69%, respectively.

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities by moving our content online with multiple distribution platforms (video-on-demand, simulcast and catch-up TV) and services to attract all types of new media audiences in order to generate multiple revenue streams, including video advertising and paid premium content.

We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations. This will drive the future growth of our New Media segment.

Media Pro Entertainment

The acquisition of Media Pro Entertainment in December 2009 has provided us with a unique opportunity to consolidate our position as the leading content provider in our regions. We have integrated the acquired assets with our existing production assets in each country to create a dedicated content segment with operations in all of our countries, which has been branded Media Pro Entertainment.  The results of Media Pro Entertainment for the three and six months ended June 30, 2009 reflect only those production activities previously reported within our Broadcast operations, and therefore are not comparable to current Media Pro Entertainment operations.

Media Pro Entertainment focuses on the development, production and distribution of television and film content which is intended to be shown on our television channels and sold to third parties within our region and globally. Media Pro Entertainment also generates additional third party revenues through the sale of production services to independent film-makers and extracts additional value from our own library of produced content through the sale of international broadcast rights to third parties outside the countries in which our broadcasters currently operate. In addition, the distribution and exhibition activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

Operating Media Pro Entertainment across all countries in which we have broadcast operations enables us to share production resources, equipment and facilities in the most efficient way possible in order to lower the unit cost of production at a time when we are seeing increased competition for popular content leading to high levels of price inflation.

The Media Pro Entertainment segment reported net revenues for the three and six months ended June 30, 2010 of US$ 38.3 million and US$ 66.4 million, compared to US$ 32.4 million and US$ 46.8 million in the same periods in 2009, which represent increases of 18% and 42%, respectively. On a constant currency basis, net revenues increased by 24% and 42%, respectively.

Media Pro Entertainment’s revenues in the three months ended June 30, 2010 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production, production services and distribution and exhibition operations. During the three months ended June 30, 2010 we delivered 248 hours of fiction programming and 502 hours in the six months ended June 30, 2010, our delivery in the three months was in line with our output in the first quarter. Our output of Reality and Entertainment programming increased substantially compared to the first quarter to 620 hours in the three months and 1,006 hours in the six months ended June 30, 2010 as we delivered flagship shows for our broadcasters’ spring seasons.

We generated approximately 21% of our revenues from third parties during the three months ended June 30, 2010 and 22% for the six months ended June 30, 2010. These revenues included a strong performance from our television commercial production business, which produced 25 commercials in the three months and 30 commercials in the six months ended June 30, 2010. We also generated revenues from our cinema business in Romania which took 257 thousand admissions at the box office in the three months ended June 30, 2010 and 613 thousand admissions in the six months ended June 30, 2010, and our home video and rights distribution businesses. Margins remained stable in these businesses, but the results of the home video business were impacted by a provision against a significant wholesale client experiencing financial difficulties.

We reported OIBDA for the three months ended June 30, 2010 of US$ 0.2 million and incurred losses of US$ 1.9 million for the six months ended June 30, 2010, compared to US$ 3.5 million and US$ 2.1 million in the same periods in 2009, decreases of 96% and 189%, respectively. On a constant currency basis, OIBDA decreased by 93% and 192%, respectively.

The creation of the Media Pro Entertainment segment reflects the increasing importance of locally generated content in our markets. As distribution platforms become more fragmented, controlling popular local content becomes even more important as it both safeguards market share and allows us to diversify our revenue streams. We also believe that sharing our expertise in production development and management will bring significant benefits. We will seek to leverage the creative talent across Media Pro Entertainment to develop high-quality original formats that can be adapted in multiple countries, to extract more value from our existing library of formats and to pool the expertise of our production professionals in each market.

Recent Developments

•
On April 7, 2010, we completed the disposal of 100.0% of our former Ukraine operations to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and member of our Board of Directors. We received total cash consideration of US$ 308.0 million and recognized a gain on sale of approximately U$ 217.6 million (see Item 1, Note 3, “Acquisitions and Disposals”).

•
On April 19, 2010, we acquired the bTV group in Bulgaria from News Netherlands B.V. The total cash consideration was US$ 400.0 million plus a payment of US$ 13.1 million for an estimated working capital adjustment (see Item 1, Note 3, “Acquisitions and Disposals”).

•	On April 22, 2010, we restructured the ownership of the Pro.BG business, following which we own 94.0% of the bTV group (see Item I, Note 3, “Acquisitions and Disposals”).

•
On May 24, 2010 we completed the acquisition of the remaining interests of approximately 5.0% in each of Pro TV, MPI and MV from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each of these companies to 100.0%. Consideration for the acquisition consisted of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of Class A common stock valued at US$ 18.5 million at the date of acquisition (see Part I, Note 3, “Acquisitions and Disposals”).

•	Credit ratings for our outstanding debt instruments and our corporate credit were upgraded as at April 26, 2010 (see V (d) “Cash Outlook”).

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$17,794	$882	Nm(3)	Nm(3)
Croatia	14,785	13,973	5.8%	10.8%
Czech Republic	71,572	70,760	1.1%	2.9%
Romania	43,563	48,510	(10.2)%	(7.4)%
Slovak Republic	24,720	27,979	(11.6)%	(2.6)%
Slovenia	18,147	18,408	(1.4)%	8.7%
Total Broadcast	$190,581	$180,512	5.6%	10.3%
New Media	$2,929	$2,385	22.8%	30.5%
Media Pro Entertainment	$38,315	$32,424	18.2%	24.3%
Elimination	(30,099)	(32,354)	7.0%	2.4%
Total Net Revenues	$201,726	$182,967	10.3%	15.2%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number not meaningful.

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$18,734	$1,477	Nm(3)	Nm(3)
Croatia	26,510	24,053	10.2%	10.3%
Czech Republic	125,872	126,216	(0.3)%	(4.6)%
Romania	80,110	84,031	(4.7)%	(6.6)%
Slovak Republic	42,810	48,441	(11.6)%	(8.3)%
Slovenia	31,970	30,819	3.7%	7.9%
Total Broadcast	$326,006	$315,037	3.5%	2.0%
New Media	$4,950	$4,142	19.5%	19.5%
Media Pro Entertainment	$66,358	$46,835	41.7%	42.4%
Elimination	(51,947)	(46,727)	(11.2)%	(12.1)%
Total Net Revenues	$345,367	$319,287	8.2%	6.6%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number not meaningful.

Our net revenues for the three months ended June 30, 2010 increased by US$ 18.8 million, or 10%, compared to the three months ended June 30, 2009. On a constant currency basis, our net revenues increased 15% reflecting the appreciation of the dollar against our local currencies.  Our net revenues for the six months ended June 30, 2010 increased by US$ 26.1 million, or 8%, compared to the six months ended June 30, 2009. US$ 16.9 million of this increase relates to the acquisition of the bTV group in Bulgaria.

Our Broadcast segment reported revenues of US$ 190.6 million and US$ 326.0 in the three and six months ended June 30, 2010, respectively, representing increases of 6% and 4%, respectively, compared to the same periods in 2009. In constant currency terms, we experienced increases in revenues for the three and six months ended June 30, 2010 of 10% and 2%, respectively. Although demand in each of our markets continued to decline compared to the same period in 2009, the rate of decline has slowed. These declines in revenues have been partially offset by a 4% increase in revenues in Slovenia, reflecting a 5% increase in the television advertising market in the first half of 2010 and a 10% increase in revenues in Croatia, despite a 6% decline in the local television advertising market.

Our New Media segment reported revenues of US$ 2.9 million and US$ 5.0 million in the three and six months ended June 30, 2010, respectively, an increase of 23% and 20%, respectively, compared to the same periods in 2009, reflecting growth in the number of unique visitors and video downloads.  In constant currency, revenues increased by 31% and 20% in the three and six months ended June 30, 2009, respectively, due to the appreciation of the dollar against our local currencies.

In the three and six months ended June 30, 2010, Media Pro Entertainment included only those content activities previously embedded within our broadcast operations.

IV (b) Cost of Revenues for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Cost of Revenues
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Operating costs	$27,496	$26,857	2.4%	8.2%
Cost of programming	99,166	82,712	19.9%	34.2%
Depreciation of property, plant and equipment	13,075	12,311	6.2%	6.4%
Amortization of broadcast licenses and other intangibles	6,545	4,396	48.9%	50.8%
Total Cost of Revenues	$146,282	$126,276	15.8%	26.1%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	Cost of Revenues
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)

Operating costs	$54,776	$52,130	5.1%	3.9%
Cost of programming	186,952	147,160	27.0%	34.6%
Depreciation of property, plant and equipment	27,189	23,423	16.1%	9.6%
Amortization of broadcast licenses and other intangibles	11,694	10,083	16.0%	10.7%
Total Cost of Revenues	$280,611	$232,796	20.5%	23.6%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Our total cost of revenues for the three and six months ended June 30, 2010 increased by US$ 20.0 million and US$ 47.8 million, or 16% and 21% respectively, compared to the three and six months ended June 30, 2009, of which US$ 8.9 million relates to the acquisition of bTV in Bulgaria. In constant currency our cost of revenues increased by 26% and 24% reflecting the impact of movements in foreign exchange rates.

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and six months ended June 30, 2010 increased by US$ 0.6 million and US$ 2.6 million, or 2% and 5%, compared to the three and six months ended June 30, 2009 reflecting the acquisition of the bTV Group. On a constant currency basis, operating costs increased by 8% and 4% for the three and six months ended June 30, 2010, respectively, compared to the comparable periods in 2009.

	OPERATING COSTS
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$3,496	$1,581	121.1%	135.4%
Croatia	2,602	2,754	(5.5)%	(1.1)%
Czech Republic	7,393	9,019	(18.0)%	(16.6)%
Romania	4,394	5,153	(14.7)%	(11.6)%
Slovak Republic	3,875	4,200	(7.7)%	1.7%
Slovenia	2,374	2,773	(14.4)%	(2.9)%
Total Broadcast	$24,134	$25,480	(5.3)%	(0.3)%
New Media	$763	$737	3.5%	7.9%
Media Pro Entertainment	$2,599	$640	306.4%	Nm(3)
Total Operating Costs	$27,496	$26,857	2.4%	8.2%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

	OPERATING COSTS
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$4,820	$2,843	69.5%	72.1%
Croatia	4,946	5,184	(4.6)%	(5.0)%
Czech Republic	14,777	16,287	(9.3)%	(13.3)%
Romania	10,049	10,323	(2.7)%	(5.0)%
Slovak Republic	8,034	8,529	(5.8)%	(3.5)%
Slovenia	4,993	5,489	(9.0)%	(2.7)%
Total Broadcast	$47,619	$48,655	(2.1)%	(3.0)%
New Media	$1,966	$2,409	(18.4)%	(23.3)%
Media Pro Entertainment	$5,191	$1,066	Nm(3)	Nm(3)
Total Operating Costs	$54,776	$52,130	5.1%	3.9%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Cost of programming:  Programming costs (including production costs and amortization of programming rights) for the three and six months ended June 30, 2010 increased by US$ 16.5 million  and US$ 39.8 million, or 20% and 22% compared to the same periods in 2009, reflecting the acquisition of the bTV group, the cost of launching new channels including MTV CZECH in November 2009, DOMA in August 2009 and TV PIKA in September 2009 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets. On a constant currency basis, programming costs increased 34% and 20% compared to the three and six months ended June 30, 2009, reflecting the appreciation of the dollar against our local currencies.

	COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$11,608	$8,377	38.6%	47.6%
Croatia	9,051	7,709	17.4%	22.9%
Czech Republic	22,554	21,267	6.1%	7.7%
Romania	25,471	21,062	20.9%	21.7%
Slovak Republic	16,555	16,204	2.2%	12.7%
Slovenia	8,239	8,306	(0.8)%	27.3%
Total Broadcast	$93,478	$82,925	12.7%	19.4%
New Media	$2,174	$2,440	(10.9)%	(6.6)%
Media Pro Entertainment	$32,263	$27,746	16.3%	38.3%
Elimination	(28,749)	(30,399)	5.4%	4.2%
Total Cost of Programming	$99,166	$82,712	19.9%	34.2%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	COST OF PROGRAMMING
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$19,183	$12,879	48.9%	52.8%
Croatia	16,319	14,368	13.6%	13.2%
Czech Republic	43,240	39,098	10.6%	5.5%
Romania	48,663	38,841	25.3%	21.0%
Slovak Republic	31,353	24,005	30.6%	37.5%
Slovenia	15,741	14,346	9.7%	12.7%
Total Broadcast	$174,499	$143,537	21.6%	20.4%
New Media	$5,149	$3,477	48.1%	50.5%
Media Pro Entertainment	$57,149	$42,231	35.3%	67.6%
Elimination	(49,845)	(42,085)	(18.4)%	(14.5)%
Total Cost of Programming	$186,952	$147,160	27.0%	34.6%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three and six months ended June 30, 2010 increased by US$ 0.6 and US$ 3.3  million, respectively or 5% and 14%, respectively, compared to the same periods in 2009.  In constant currency, depreciation increased by 7% and 11% for the three and six months ended June 30, 2010 compared to the same periods in 2009, reflecting the impact of recent investments in production equipment assets across all of our broadcast operations, particularly in Bulgaria and the Czech Republic.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended June 30, 2010 increased by US$ 2.1 million or 49% compared to the same period in 2009 reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010 and Media Pro Entertainment in December 2009.  Total amortization of broadcast licenses and other intangibles for the six months ended June 30, 2010 increased by US$ 1.6 million or 16% compared to the same period in 2009 reflecting the impact of these acquisitions as well as the impairment of the remaining intangible assets of our Pro.BG business operations in the first quarter of 2009.

IV (c) Selling, General and Administrative Expenses for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$1,544	$1,527	1.1%	8.4%
Croatia	1,338	1,192	12.2%	17.6%
Czech Republic	3,447	4,147	(16.9)%	(15.5)%
Romania	2,957	3,039	(2.7)%	0.2%
Slovak Republic	2,182	2,909	(25.0)%	(17.6)%
Slovenia	1,129	1,173	(3.8)%	26.6%
Divisional overheads	297	-	Nm(3)	Nm(3)
Total Broadcast	$12,894	$13,987	(7.8)%	(1.8)%
New Media	$1,415	$365	287.7%	307.8%
Media Pro Entertainment	$3,536	$491	Nm(3)	Nm(3)
Central	12,147	13,092	(7.2)%	(7.0)%
Total Selling, General and Administrative Expenses	$29,992	$27,935	7.4%	10.8%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act(1)	% Lfl(2)
Broadcast:
Bulgaria	$2,694	$2,773	(2.8)%	(1.4)%
Croatia	2,622	2,053	27.7%	28.1%
Czech Republic	7,680	9,217	(16.7)%	(21.4)%
Romania	6,129	5,837	5.0%	2.4%
Slovak Republic	4,687	5,342	(12.3)%	(9.7)%
Slovenia	1,761	1,815	(3.0)%	3.6%
Divisional overheads	783	-	Nm(3)	Nm(3)
Total Broadcast	$26,356	$27,037	(2.5)%	(3.9)%
New Media	$2,642	$977	170.4%	165.5%
Media Pro Entertainment	$6,335	$1,427	343.9%	Nm(3)
Central	23,104	17,735	30.3%	30.1%
Total Selling, General and Administrative Expenses	$58,437	$47,176	23.9%	23.4%
(1) Actual (“%Act”) reflects the percentage change between two periods.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 increased by US$ 2.1 million and US$ 11.3 million, or 7% and 24%, compared to the three and six months ended June 30, 2009. Selling, general and administrative expenses includes the operations of Media Pro Entertainment, which we acquired in December 2009, for the three and six months ended June 30, 2010 and the bTV group which we acquired in April 2010 for the three months ended June 30, 2010.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 for our Broadcast segment fell by 8% and 3%, respectively, reflecting our continued focus on operational efficiency.

Central costs for the three months ended June 30, 2010 decreased by US$ 0.9 million, or 7% primarily due to US$ 1.3 million of redundancy costs having been incurred in the three months ended June 30, 2009 compared to US$ 0.1 million of such costs incurred in the three months ended June 30, 2010.

Central costs for the six months ended June 30, 2010 increased by US$ 5.4 million, or 30% compared to the six months ended June 30, 2009. Central costs for the six months ended June 30, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party; excluding that transaction, central costs increased by 11% reflecting an increase in staff and business development expenses.

Central costs for the six months ended June 30, 2010 included approximately US$ 4.3 million of costs related to the acquisition of the bTV group in April 2010 while central costs for the six months ended June 30, 2009 included approximately US$ 2.9 million of costs related to the acquisition of Media Pro Entertainment which was completed in December 2009.

Central costs for the six months ended June 30, 2010 and 2009 include charges of US$ 3.2 million and US$ 3.0 million, respectively, in respect of non-cash stock-based compensation (see Item 1, Note 13, “Stock-Based Compensation”).

IV (d) Impairment Charge

	Impairment Charge
	For the Six Months Ended June 30, (US$ 000's)
	2010	2009	% Act (1)

Impairment charge	$-	$81,843	Nm(2)
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Number is not meaningful.

We did not recognize impairment charges in respect of goodwill, indefinite-lived intangible assets or long-lived assets in the six months ended June 30, 2010. As we have been able to capitalize on our competitive position and the global economy has slowly been recovering, we have concluded that there were no indicators of impairment and it was not necessary to perform a new impairment review after performing our annual impairment review in the fourth quarter of 2009.

Various macro economic indicators, a reduction in the short and medium-term economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock during the first half of 2009 caused us to perform an impairment review in the first quarter of 2009. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the 2009 first quarter impairment review, we concluded that a charge was required to write down the long-lived assets in the Pro.BG asset group to US$ nil.

IV (e) Operating income / (loss) for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Operating Income
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)
Operating income	$25,452	$28,756	(11.5)%	(5.5)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

	Operating Income / (Loss)
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)
Operating income / (loss)	$6,319	$(42,528)	114.9%	114.0%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.

Operating income for the six months ended June 30, 2010 increased by US$ 48.8 million compared to operating loss for the six months ended June 30, 2009, primarily due to the absence of impairment charges in 2010. Operating income for the three months ended June 30, 2010 decreased by US$ 3.3 million as the improvement in OIBDA of US$ 0.4 million was more than offset by increased depreciation and amortization charges.

Operating margin for the three and six months ended June 30, 2010 was 13% and 2%, respectively, compared to 16% and (13)% for the three and six months ended June 30, 2009.

IV (f) Other income / (expense) items for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Other Income / (Expense)
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)

Interest income	$527	$685	(23.1)%	(20.0)%
Interest expense	(31,172)	(22,258)	40.0%	44.1%
Foreign currency exchange (loss) / gain, net	(47,724)	45,719	(204.4)%	(205.7)%
Change in fair value of derivatives	2,624	(7,315)	135.9%	(135.9)%
Other income	69	116	(40.5)%	(99.3)%
Provision for income taxes	(2,689)	(9,944)	73.0%	72.0%
Discontinued operations, net of tax	-	(13,653)	Nm(3)	Nm(3)
Gain on disposal of discontinued operations	217,619	-	Nm(3)	Nm(3)
Noncontrolling interest in loss of consolidated subsidiaries	463	1,975	(76.6)%	(76.6)%
Currency translation adjustment, net	(102,181)	92,431	(210.5)%	(210.5)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

	Other Income / (Expense)
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2010	2009	% Act (1)	% Lfl(2)

Interest income	$1,180	$1,421	(17.0)%	(17.4)%
Interest expense	(62,700)	(43,686)	43.5%	39.5%
Foreign currency exchange (loss) / gain, net	(38,167)	82,773	(146.1)%	(147.4)%
Change in fair value of derivatives	(1,032)	(1,185)	(12.9)%	(12.9)%
Other (expense) / income	(201)	220	(191.4)%	(102.7)%
(Provision) / credit for income taxes	(298)	639	(146.6)%	(122.0)%
Discontinued operations, net of tax	(3,922)	(22,488)	82.6%	82.2%
Gain on disposal of discontinued operations	217,619	-	Nm(3)	Nm(3)
Noncontrolling interest in loss of consolidated subsidiaries	4,077	4,477	(8.9)%	(8.9)%
Currency translation adjustment, net	(132,514)	(100,429)	(31.9)%	(32.0)%
(1) Actual (“%Act”) reflects the percentage change between two years.
(2) Like for Like (“%Lfl”) or constant currency reflects the impact of applying the current period average exchange rates to the prior period revenues and costs.
(3) Number is not meaningful.

Interest income for the six months ended June 30, 2010 decreased by US$ 0.2 million compared to the six months ended June 30, 2009, primarily as a result of a reduction in interest rates.

Interest expense for the six months ended June 30, 2010 increased by US$ 19.0 million compared to the six months ended June 30, 2009, primarily as a result of an increase in our average borrowings and the interest rate applicable thereon as well as movements in foreign exchange rates.

Foreign currency exchange (loss) / gain, net:  We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes, which are denominated in Euros, as well as our intercompany loans.  Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.

During the six months ended June 30, 2010, we recognized a net loss of US$ 38.2 million comprised of transaction losses of US$ 146.3 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 128.0 million on the Senior Notes due to the strengthening of the dollar against the Euro between December 31, 2009 and June 30, 2010 and transaction losses of US$ 19.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the six months ended June 30, 2009, we recognized a net gain of US$ 82.8 million comprised of transaction gains of US$ 115.2 million relating to the revaluation of intercompany loans; transaction losses of approximately US$ 8.6 million on the Senior Notes and US$ 15.4 million on the EBRD loan due to the strengthening of the dollar against the Euro between Decemeber 31, 2008 and June 30, 2009; and transaction losses of US$ 8.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the six months ended June 30, 2010, we recognized a loss of US$ 1.6 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a US$ 0.2 million gain as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business (see Item 1, Note 3, “Acquisitions and Disposals”). We also recognized a gain of US$ 0.4 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 compared to a total derivative loss of US$ 1.2 million for the six months ended June 30, 2009 (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

(Provision) / credit for income taxes:  The provision for income taxes for the six months ended June 30, 2010 was a net charge of US$ 0.3 million which reflects the losses in respect of which we have set up valuation allowances. The provision for income taxes for the six months ended June 30, 2009 was a net credit of US$ 0.6 million, which included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria. The provision for income taxes for June 30, 2009 also benefited from the release of valuation allowances as we utilized brought forward losses.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

Discontinued operations, net of tax:  On April 7, 2010 we completed the sale of 100.0% of our operations in Ukraine pursuant to an agreement entered into on January 20, 2010 with Igor Kolomoisky, a CME Ltd. shareholder and member of our Board of Directors. The results of the Ukraine operations have therefore been treated as discontinued operations for each period presented. The total gross proceeds of US$ 308.0 million resulted in a net gain of US$ 217.6 million. See Item 1, Note 3, “Acquisitions and Disposals” for additional information.

Noncontrolling interest in loss of consolidated subsidiaries:  For the six months ended June 30, 2010, we recognized income of US$ 4.1 million in respect of the noncontrolling interest in the loss of consolidated subsidiaries, compared to income of US$ 4.5 million for the six months ended June 30, 2009, reflecting additional losses of our Pro.BG business operations.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant country) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar appreciated against all functional currencies of our operations during the six months ended June 30, 2010. In the six months ended June 30, 2010, we recognized a loss of US$ 132.5 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 100.4 million in the six months ended June 30, 2009, which included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  Since February 19, 2009, any exchange difference arising on the revaluation of that loan has been recognized in the statement of operations.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and June 30 in 2010 and 2009, respectively:

	Six Months Ended June 30,
	2010	2009

Bulgarian Lev	17%	(2)%
Croatian Kuna	15%	(1)%
Czech Koruna	14%	(5)%
Euro	17%	(2)%
New Romanian Lei	21%	5%

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

IV (h) Condensed consolidated balance sheet as at June 30, 2010 compared to December 31, 2009

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2010	December 31, 2009	Movement

Current assets	$646,938	$881,461	(26.6)%
Non-current assets	2,089,324	1,991,326	4.9%
Current liabilities	259,267	352,118	(26.4)%
Non-current liabilities	1,325,693	1,348,829	(1.7)%
CME Ltd. shareholders’ equity	1,131,096	1,177,589	(3.9)%
Noncontrolling interests in consolidated subsidiaries	20,206	(5,749)	Nm(1)
(1) Number is not meaningful.

Current assets:  Current assets at June 30, 2010 decreased US$ 234.5 million compared to December 31, 2009, primarily as a result of the acquisition of the bTV group and other noncontrolling interests and the disposal of our operations in Ukraine.

Non-current assets:  Non-current assets at June 30, 2010 increased US$ 98.0 million compared to December 31, 2009, primarily due to the recognition of goodwill and intangible assets on the acquisition of the bTV group (see Part 1, Note 3, “Acquisitions and Disposals“). The impact of the strengthening dollar on the value of our non-current assets denominated in foreign currencies led to a reduction in non-current assets of approximately US$ 274.8 million.

Current liabilities:  Current liabilities at June 30, 2010 decreased US$ 92.9 million compared to December 31, 2009 primarily as a result of the repayment of amounts outstanding under terminated credit facilities in the Czech Republic and Slovenia.

Non-current liabilities:  Non-current liabilities at June 30, 2010 decreased US$ 23.1 million compared to December 31, 2009, primarily as a result of a US$ 128.0 million decrease in the carrying value of our Senior Notes as a result of the movement in the spot rate between December 31, 2009 and June 30, 2010 which is offset by the drawdown on the Erste Facility of US$ 93.6 million.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased US$ 46.5 million compared to December 31, 2009.  We recognized net income of US$ 118.8 million for the six months ended June 30, 2010, as well as a reduction in other comprehensive income of US$ 132.5 million due to the impact of the strengthening dollar on our foreign currency denominated assets.  CME Ltd. shareholders’ equity also decreased as a result of the acquisition of the noncontrolling interests and the restructuring of our Bulgaria operations. See Item 1, Note 3,”Acquisitions and Disposals” for additional information. We also recognized a stock-based compensation charge of US$ 3.2 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at June 30, 2010 increased US$ 26.0 million compared to December 31, 2009, primarily due to the restructuring of our Bulgaria operations. We also acquired the remaining approximately 5.0% ownership interests in Pro TV, MPI and MV from Adrian Sarbu, our President and, Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each of these companies to 100.0%. See Item 1, Note 3, “Acquisitions and Disposals” for additional information.

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents decreased by US$ 130.7 million during the six months ended June 30, 2010.  The change in cash and cash equivalents is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2010	2009
Net cash (used in) / generated from continuing operating activities	$(23,005)	$31,267
Net cash used in continuing investing activities	(433,696)	(17,250)
Net cash received from continuing financing activities	34,936	431,723
Net cash used in discontinued operations – operating activities	(5,921)	(26,543)
Net cash generated from discontinued operations – investing activities	307,790	(785)
Net cash used in discontinued operations – financing activities	-	(22,216)
Impact of exchange rate fluctuations on cash	(10,801)	3,142
Net (decrease) / increase in cash and cash equivalents	$(130,697)	$399,338

Operating Activities

Cash generated from continuing operations in the six months ended June 30, 2010 decreased from an inflow of US$ 31.3 million to an outflow of US$ 23.0 million, reflecting the continued impact of the market slowdown on the level of cash generated by our operations.  We continued to generate positive cash flow in our broadcast and new media operations in the Czech Republic and Slovenia, which was partially offset by the negative cash flows of our broadcast operations in Bulgaria, Croatia, Romania and the Slovak Republic. We also paid interest of US$ 44.5 million on our 2009 Fixed Rate Notes and Convertible Notes in the six months ended June 30, 2010 compared to US$ 27.1 million on our Senior Notes and Convertible Notes in the six months ended June 30, 2009.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2010 increased from US$ 17.3 million to US$ 433.7 million. Our investing cash flows in the six months ended June 30, 2010 primarily comprised US$ 415.3 million relating to the acquisition of the bTV group and US$ 17.0 million relating to capital expenditures. Our investing cash flows in the six months ended June 30, 2009 primarily comprised of capital expenditures of US$ 17.0 million.

Financing Activities

Net cash received from financing activities in the six months ended June 30, 2010 was US$ 34.9 million compared to US$ 431.7 million in the six months ended June 30, 2009.  The amount of net cash received in the six months ended June 30, 2010 reflects the drawdown of the CZK 2.8 billion (approximately US$ 133.7 million) Erste Facility, the repayment of CZK 1.45 billion (approximately US$ 69.2 million) credit facilities and the total US$ 6.5 million cash paid in connection with the acquisitions of noncontrolling interests (see Item 1, Note 3, “Acquisitions and Disposals“). The amount of cash received in the six months ended June 30, 2009 reflects the issuance of 19.0 million shares of our common stock to Time Warner Media Holdings B.V. for the aggregate offering price of US$ 237.0 million, net of fees paid and the draw down of our revolving credit facilities to maximize liquidity.

Discontinued Operations

Our Ukraine operations, which were sold on April 7, 2010, incurred an operating cash outflow of US$ 5.9 million in the six months ended June 30, 2010, compared to US$ 26.5 million in the six months ended June 30, 2009.

Net cash generated from investing activities in the six months ended June 30, 2010 was US$ 307.8 million, which primarily represents the cash proceeds from the sale of our former Ukraine operations.

Net cash used in financing activities in the six months ended June 30, 2009 primarily represents the US$ 22.0 million paid in connection with the KINO buyout in Ukraine.

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

Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5.0%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5.0% to 25.0%).  The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together are less than 25.0% of consolidated net assets.

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of June 30, 2010 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,340,467	$45,424	$568,748	$184,459	$541,836
Long-Term Debt – interest (1)	434,630	74,037	173,543	137,360	49,690
Unconditional Purchase Obligations	440,850	119,812	279,330	41,708	-
Operating Leases	29,210	5,459	7,250	5,328	11,173
Capital Lease Obligations	5,056	1,215	1,556	681	1,604
Other Long-Term Obligations	53,991	7,556	16,736	16,971	12,728
Unrecognized Tax Benefits	894	408	486	-	-
Total Contractual Obligations	$2,305,098	$253,911	$1,047,649	$386,507	$617,031
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at June 30, 2010.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At June 30, 2010, we had commitments in respect of future programming of US$ 494.7 million.  This includes contracts signed with license periods starting after June 30, 2010.

Other Long-term Obligations

Other long-term obligations includes US$ 53.8 million of digital transmission commitments.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

V (d) Cash Outlook

Since 2005, our broadcast operations in the Czech Republic, the Slovak Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and expansion into new territories. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. However, we still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at June 30, 2010 we had US$ 335.8 million available in cash and credit facilities (including uncommitted overdraft facilities but excluding the revolving facility granted to our Slovenian subsidiary which expired on July 22, 2010).

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of the economic recovery. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans, limiting the amount of cash spent on our Unrestricted Subsidiaries and increasing our cash resources, through additional debt facilities, refinancing of existing credit facilities and the issuance of equity.

Unrestricted Subsidiaries

In 2009, our Unrestricted Subsidiaries required significant cash support. We have taken two strategic actions to substantially reduce this need for cash support.

On April 7, 2010, we completed the sale of our former Ukraine operations to Igor Kolomoisky for total proceeds of US$ 308.0 million. For more information, see Item 1, Note 3, “Acquisitions and Disposals”.

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Netherlands B.V. for total cash consideration of US$ 413.1 million. For more information, see Item 1, Note 3, “Acquisitions and Disposals”.

As a result, despite the net cash outflow of US$ 105.1 million resulting from these transactions, we have significantly improved our OIBDA and our operating cash flows.

Improving our liquidity position and extending the maturity of our debt

As of June 30, 2010, the principal amount of our Senior Notes and Convertible Notes together represented 88.5% of the total principal amount of our total debt outstanding.  None of this debt matures before March 2013. Our scheduled repayments of debt before 2013 primarily consist of CZK 2.8 billion (approximately US$ 133.7 million) pursuant to the Erste facility, which matures in 2012 (with a possible one year extension at the option of the lenders) due to be repaid in 2011.  We are in the process of negotiating new credit facilities for our operations in Slovenia and Romania to ensure we maintain high levels of liquidity across the group.

We do not have maintenance covenants in any of our senior holding company debt, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures covering our Senior Notes). The 2009 Indenture and the 2007 Indenture each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of June 30, 2010, our Coverage Ratio was 1.3 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 306.8 million) pursuant to “baskets” set forth in the 2009 Indenture and the 2007 Indenture. At June 30, 2010, our credit facilities in the Czech Republic and Romania accounted for US$ 150.5 million of this amount. This leaves approximately US$ 150.2 million of additional borrowing capacity available to us as at June 30, 2010 excluding the revolving facility granted to our Slovenian subsidiary which expired on July 22, 2010. Irrespective of the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

On February 9, 2010, we entered into an interest rate swap agreement with Unicredit and CS, expiring in 2013, to convert CZK 1.5 billion (approximately US$ 71.6 million) of the Erste Facility from a floating rate of three-month PRIBOR (plus a margin) to a fixed interest rate of 2.730% per annum (plus a margin). The notional amounts swapped decline in line with the planned amortization of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cash flows, but incurs an additional expense while three-month PRIBOR remains below 2.73% (1.23% at June 30, 2010). The Czech National Bank forecast for three-month PRIBOR is 1.9% for 2011.

Increasing our financing flexibility

For the purposes of the 2009 Indenture and the 2007 Indenture, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprised our former Ukraine and then existing Bulgaria operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative results of the Ukraine and Bulgaria operations for purposes of determining our capacity to incur indebtedness under our Senior Notes. Similarly, as the cash flows of our Restricted Subsidiaries recover, our ability to raise additional debt financing should improve commensurately, unimpeded by any continuing negative results in our Unrestricted Subsidiaries.  As of June 30, 2010, those subsidiaries that comprise the Pro.BG business in Bulgaria and CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, are designated as Unrestricted Subsidiaries. Following the disposal of our former operations in Ukraine in April 2010, we retained ownership of CME Austria GmbH (formerly CME Ukraine Holding GmbH) which also remains as an Unrestricted Subsidiary.

Under the covenants in the 2009 Indenture and the 2007 Indenture, we are restricted from making payments or investments from our Restricted Subsidiaries totalling more than EUR 80.0 million (approximately US$ 98.2 million) to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries if our Coverage Ratio is below 2.0 times. As at June 30, 2010, our Coverage Ratio was 1.3. Therefore, our Restricted Subsidiaries are restricted from making payments or investments totalling more than EUR 80.0 million (approximately US$ 98.2 million) to our Unrestricted Subsidiaries or to any other operations that are not Restricted Subsidiaries.

The funding needs of our Unrestricted Subsidiaries have reduced substantially as a result of our acquisition of the bTV group (see Item 1, Note 3, “Acquisitions and Disposals”). We expect that the total cash balance remaining in the Development Financing Holding Company and CME Austria GmbH (US$ 123.4 million at June 30, 2010) is significantly more than will be required by the Pro.BG business in Bulgaria until full integration of the Pro.BG business with the bTV group is complete. Our Indentures do not prohibit the transfer of funds from Unrestricted Subsidiaries to Restricted Subsidiaries. Following the disposal of our operations in Ukraine, we transferred US$ 72.9 million of cash from the Development Financing Holding Company and CME Austria GmbH to a Restricted Subsidiary.

Credit ratings and future debt issuances

Our credit ratings were upgraded following the closing of the acquisition of the bTV group and the sale of the Ukraine operations. We expect to maintain these new ratings. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $100.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.

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

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 11.9 times at June 30, 2010 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (excluding stock based compensation, the Ukraine operations and including pro forma twelve-month operations of the bTV group) (“pro forma OIBDA”). As of June 30, 2010, our total gross debt of US$ 1,354.5 million was the sum of our Senior Debt, credit facilities and obligations under capital leases and the liability under our swap agreements as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 113.8 million and the ratio of Net Debt/pro forma OIBDA was 9.1 at June 30, 2010.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech Koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any substantial risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013, to convert CZK 1.5 billion (approximately US$ 71.6 million) of the Erste Facility from a floating rate of three month PRIBOR (plus margin) to a fixed interest rate of 2.730% per annum (plus margin) (see Item 1, Note 11 “Financial Instruments and Fair Value Measurements”). The notional amounts swapped decline in line with the planned amortization of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates.  We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

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

We have not attempted to hedge the exchange rate exposure on the Senior Notes or the Erste Facility and therefore may continue to experience significant gains and losses on the translation of the Senior Notes and the Erste Facility into dollars due to movements in exchange rates between the Euro or the Czech Koruna and the dollar.

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

As of June 30, 2010, approximately 24% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at June 30, 2010

Expected Maturity Dates	2010	2011	2012	2013	2014	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	440,000
Average interest rate (%)	-	-	-	-	-	11.63%
Variable rate	-	-	-	-	150,000	-
Average interest rate (%)	-	-	-	-	2.62%	-

Total debt in US$ (000's)
Fixed rate	-	-	-	475,000	-	-
Average interest rate (%)	-	-	-	3.5%	-	-
Variable rate	420,000	840,000	1,540,000	-	-	-
Average interest rate (%)	6.13%	6.13%	6.13%	-	-	-

Variable Interest Rate Sensitivity as at June 30, 2010

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2010 (US$ 000's)	Interest Rate as at June 30, 2010	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

184,065 (EUR 150.0 million)	2.60%	4,789	6,630	8,471	10,312	12,153	13,994
133,671 (CZK 2,800 million)	6.13%	8,194	9,531	10,868	12,205	13,542	14,879
Total		12,983	16,161	19,339	22,517	25,695	28,873

Item 4.  Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian subsidiaries. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and another  former subsidiary of the Company. Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. The parent agreement provides that it automatically terminates upon termination of the advertising services agreement. On December 24, 2008, each of CME BV, Studio 1+1 and the other former CME subsidiary provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. On January 9, 2009, in response to a VI demand, CME BV revised its termination notice and noted that the parent agreement would expire of its own accord with the termination of the advertising services agreement. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. We determined the termination penalty to be UAH 37.7 million (approximately US$ 4.7 million) and made a provision for this amount in our financial statements in the fourth quarter of 2008. On June 1, 2009, we paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its arbitration claim, VI is seeking payment of a separate indemnity under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The aggregate amount of relief sought is US$ 58.5 million. We believe that VI has no grounds for receiving such separate indemnity and are vigorously defending the arbitration proceedings. We anticipate that a decision will be made in the arbitration proceedings in the fourth quarter of 2010. We do not believe it is probable that we will be required to make any payment and accordingly have made no provision for it.

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

The results of our operations rely heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are in recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in some of our operating countries has reached the bottom, there are early indications that any economic recovery in many of our markets will lag behind Western Europe. We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery will continue to adversely affect our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of our advertising time as well as audience ratings, changes in our programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Our debt service obligations relating to our Senior Notes, Convertible Notes and the Erste Facility (each as defined below) may restrict our ability to fund our operations.

We currently have significant debt service obligations under our 11.625% Senior Notes due 2016 (the “2009 Fixed Rate Notes”), our Floating Rate Senior Notes due 2014 (the “Floating Rate Notes” and together with the 2009 Fixed Rate Notes, the “Senior Notes”) and our 3.50% Senior Convertible Notes due 2013 (the “Convertible Notes”). In addition, CME and certain of our wholly-owned subsidiaries serve as guarantors under the facility agreement among our wholly-owned subsidiary CET 21, Erste Group Bank A.G. as arranger, Ceska Sporitelna, a.s. as facility agent and security agent and certain other financial institutions (the “Erste Facility”). As a result of these obligations we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements (see Part I, Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”).  In addition, the covenants contained in the indentures governing the Senior Notes and the agreement governing the Erste Facility restrict the manner and extent to which we can provide financial support to our Unrestricted Subsidiaries (see Part I, Item 1, Note 20, “Indenture Covenants”). Furthermore, we may have a proportionally higher level of debt than our competitors, which can put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

We may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

Our ability to meet our future capital requirements is based on our expected cash resources, including our debt facilities, as well as estimates of future operating results. These expectations and assumptions are based on a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the Senior Notes, the Convertible Notes and the Erste Facility. Furthermore, our cash flow from operations is not sufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.  The tightness of the credit markets and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indenture governing the 2009 Fixed Rate Notes (the “2009 Indenture”) and the indenture governing the Floating Rate Notes (the “2007 Indenture”). Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing debt financings or obtain favorable refinancing terms.

We are subject to the normal risks associated with debt financings, including the risk that our cash flow will continue to be insufficient to meet required payments of interest on debt and the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. If we were unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in our stock price and market capitalization. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long term cash flow forecasts for our operations deteriorate, or discount rates increase, we may be required to recognize impairment charges in later periods.

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

Our business and operations have grown in part through acquisitions, including the acquisition of Media Pro Entertainment in December 2009 and the acquisition of the bTV group in Bulgaria in April 2010. While we continue to explore acquisition opportunities, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters or other media businesses may reduce the number of potential acquisitions that are available on acceptable terms.

As we succeed in acquiring new businesses, their integration into our existing operations pose significant risks, including:

•	additional demands placed on our senior management, who are also responsible for managing our existing operations;
•	increased overall operating complexity of our business, requiring greater personnel and other resources;
•	difficulties in expanding beyond our core expertise in the event that we acquire ancillary businesses;
•	significant initial cash expenditures to acquire and integrate new businesses; and
•	in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under to the indentures governing our Senior Notes.

To manage our growth effectively and achieve pre-acquisition performance objectives, we will need to integrate Media Pro Entertainment and the bTV group, as well as any other new acquisitions, into our existing businesses, implement financial and management controls and produce required financial statements for those operations. The integration of new businesses may also be difficult due to differing cultures, languages or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected cash flows and profit margins.

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

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer, member of our Board of Directors, and a CME Ltd. shareholder, general directors or other members of the management of our operating companies have other business interests in their respective countries, including interests in television and other media related companies. For example, following the completion of the acquisition of Media Pro Entertainment, Mr. Sarbu continues to own or control entities involved in print media, internet services and news syndication services, among others. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the Senior Notes. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.

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

Risks Relating to our Common Stock

The holders of shares of our Class B stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of June 30, 2010, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 67.9% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other CME shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at July 26, 2010, we have a total of 2.5 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock that were issued in 2005 and in 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, a member of our Board of Directors, for which he has registration rights. Adrian Sarbu beneficially owns 3,000,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to the shares of Class A common stock.

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

We cannot predict what effect, if any, an issuance of shares of our common stock, including the Class A common stock underlying options or the Convertible Notes or into which outstanding Class B common stock may be converted, in connection with future financings, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Item 5. Other Information

On July 27, 2010, CME Media Services Limited (“CME MS”), a wholly-owned subsidiary of the Company, entered into an amended and restated employment agreement for an indefinite term with Mr. David Sturgeon, who serves as Deputy Chief Financial Officer of the Company, in connection with his relocation to Prague, the Czech Republic. The employment agreement takes effect from August 1, 2010 (the “Effective Date”). Under the employment agreement, Mr. Sturgeon shall also serve as Chief Financial Officer of the Company’s Broadcast Division. Pursuant to the employment agreement, Mr. Sturgeon shall be entitled to receive an annual salary of CZK 7,800,000 (approximately US$ 372,000). Mr Sturgeon is entitled to receive a monthly rental allowance of CZK 124,000 (approximately US$ 6,000) for a period of three years from the Effective Date (the “Allowance Period”). Mr. Sturgeon is also entitled to a payment of EUR 50,550 (approximately US$ 62,000) for school fees for the 2010-2011 school year, and thereafter to a reasonable sum in relation to fees charged in respect of subsequent school years. Mr. Sturgeon shall be entitled to earn a bonus in the amount of 50% of his annual base salary during the term of his appointment pursuant to our incentive plan for senior management and is also entitled to receive certain health and life insurance benefits. Under the terms of the employment agreement, Mr. Sturgeon may terminate his employment at any time on 12 months’ notice. CME MS may elect to make payment in lieu of notice and pay the portion of his annual salary for the notice period remaining at the time CME MS elects to make payment in lieu of notice. Mr. Sturgeon would also be entitled to any earned but unpaid bonus. CME MS may at any time terminate Mr. Sturgeon’s employment (other than for cause) and make payment in lieu of notice. This payment would be comprised of (i) Mr. Sturgeon’s annual salary for a period of twelve months from the date of termination (the “Termination Date”), (ii) the monthly rental allowance for a period equal to the lesser of (a) the number of months remaining in the Allowance Period; and (b) twelve months, (iii) an amount equal to Mr. Sturgeon’s target bonus in respect of the notice period, (iv) any accrued bonus as of the Termination Date and (v) any earned but unpaid bonus. Mr Sturgeon would also be entitled to continue to receive certain health benefits for a period of twelve months following the Termination Date. In the event CME MS terminates Mr. Sturgeon’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Item 6.  Exhibits

10.8
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010.

10.9 +	Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated July 27, 2010.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+	exhibit is a management contract or compensatory plan.
*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2010	/s/ David Sach David Sach Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.8
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010.

10.9 +	Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated July 27, 2010.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+	exhibit is a management contract or compensatory plan.
*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.