Form 10-Q/A
period 2010-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2010-07-29
CIK 925645

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

Explanatory Note

Central European Media Enterprises Ltd. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the "Form 10-Q"), filed with the Securities and Exchange Commission on July 28, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.  Exhibits

10.8 *
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on July 28, 2010).

10.9 *+
Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on July 28, 2010).

31.01*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

+	exhibit is a management contract or compensatory plan.

*	previously filed.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2010	/s/ David Sturgeon

David Sturgeon

Deputy Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT INDEX

10.8 *
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on July 28, 2010).

10.9 *+
Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on July 28, 2010).

31.01*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

+	exhibit is a management contract or compensatory plan.

*	previously filed.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.