Form 10-Q
period 2010-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2010-10-27
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2010
Class A Common Stock, par value $0.08	56,854,426
Class B Common Stock, par value $0.08	7,490,936

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2010

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$302,905	$445,954
Accounts receivable, net (Note 6)	155,928	180,983
Program rights, net	96,514	73,922
Assets held for sale	-	86,349
Other current assets (Note 7)	89,540	94,253
Total current assets	644,887	881,461
Non-current assets
Property, plant and equipment, net (Note 8)	255,682	274,710
Program rights, net	224,428	182,601
Goodwill (Note 4)	1,265,447	1,136,273
Broadcast licenses and other intangible assets, net (Note 4)	621,595	353,243
Other non-current assets (Note 7)	28,590	44,499
Total non-current assets	2,395,742	1,991,326
Total assets	$3,040,629	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$196,183	$199,175
Current portion of long-term debt and other financing arrangements (Note 5)	14,392	117,910
Liabilities held for sale	-	22,193
Other current liabilities (Note 10)	21,433	12,840
Total current liabilities	232,008	352,118
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,384,812	1,259,958
Other non-current liabilities (Note 10)	113,688	88,871
Total non-current liabilities	1,498,500	1,348,829
Commitments and contingencies (Note 18)

EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2009 – nil)	-	-
56,846,176 shares of Class A Common Stock of $0.08 each (December 31, 2009 –56,046,176)	4,548	4,484
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2009 – 7,490,936)	599	599
Additional paid-in capital	1,375,583	1,410,587
Accumulated deficit	(207,702)	(333,993)
Accumulated other comprehensive income	116,739	95,912
Total CME Ltd. shareholders’ equity	1,289,767	1,177,589
Noncontrolling interests	20,354	(5,749)
Total equity	1,310,121	1,171,840
Total liabilities and equity	$3,040,629	$2,872,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$134,354	$128,235	$479,721	$447,522
Operating expenses:
Operating costs	29,050	31,779	83,826	83,909
Cost of programming	81,658	74,304	268,610	221,464
Depreciation of property, plant and equipment	13,341	13,357	40,530	36,780
Amortization of broadcast licenses and other intangibles (Note 4)	6,996	4,707	18,690	14,790
Cost of revenues	131,045	124,147	411,656	356,943
Selling, general and administrative expenses	28,654	24,819	87,091	71,995
Impairment charge (Note 4)	-	-	-	81,843
Operating loss	(25,345)	(20,731)	(19,026)	(63,259)
Interest income	542	632	1,722	2,053
Interest expense (Note 15)	(31,588)	(27,237)	(94,288)	(70,923)
Foreign currency exchange gain, net	62,009	33,149	23,842	115,922
Change in fair value of derivatives (Note 11)	(1,229)	(3,259)	(2,261)	(4,444)
Other income / (expense), net	1	26	(200)	246
Income / (loss) from continuing operations before tax	4,390	(17,420)	(90,211)	(20,405)
Provision for income taxes	(973)	(937)	(1,271)	(298)
Income / (loss) from continuing operations	3,417	(18,357)	(91,482)	(20,703)
Discontinued operations, net of tax (Note 17)	-	(5,937)	(3,922)	(28,425)
Gain on disposal of discontinued operations (Note 17)	-	-	217,619	-
(Loss) / income from discontinued operations	-	(5,937)	213,697	(28,425)
Net income / (loss)	3,417	(24,294)	122,215	(49,128)
Net (income) / loss attributable to noncontrolling interests	(1)	2,744	4,076	7,221
Net income / (loss) attributable to CME Ltd.	$3,416	$(21,550)	$126,291	$(41,907)

Net income / (loss)	3,417	(24,294)	122,215	(49,128)
Currency translation adjustment	154,030	53,164	21,516	(47,265)
Comprehensive income / (loss)	$157,447	$28,870	$143,731	$(96,393)
Comprehensive (income) / loss attributable to noncontrolling interests	(680)	3,072	3,387	7,951
Comprehensive income / (loss) attributable to CME Ltd.	$156,767	$31,942	$147,118	$(88,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
PER SHARE DATA (Note 14):
Net income / (loss) per share:
Continuing operations attributable to CME Ltd. - Basic	$0.05	$(0.25)	$(1.37)	$(0.26)
Continuing operations attributable to CME Ltd. - Diluted	0.05	(0.25)	(1.37)	(0.26)
Discontinued operations attributable to CME Ltd. - Basic	0.00	(0.10)	3.34	(0.55)
Discontinued operations attributable to CME Ltd.- Diluted	0.00	(0.10)	3.34	(0.55)
Net income / (loss) attributable to CME Ltd.– Basic	0.05	(0.35)	1.97	(0.81)
Net income / (loss) attributable to CME Ltd. – Diluted	$0.05	$(0.35)	$1.97	$(0.81)

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,337	61,337	63,918	51,802
Diluted	64,497	61,337	63,918	51,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	-	-	-	-	5,260	-	-	-	5,260
Acquisition of noncontrolling interests – Pro.BG business (Note 3)	-	-	-	-	(34,696)	-	-	31,446	(3,250)
Acquisition of noncontrolling interests – Pro TV, MPI and MVI (Note 3)	800,000	64	-	-	(5,568)	-	-	(684)	(6,188)
Adjustments – Media Pro Entertainment	-	-	-	-	-	-	-	(1,099)	(1,099)
Dividends	-	-	-	-	-	-	-	(173)	(173)
Net income / (loss)	-	-	-	-	-	126,291	-	(4,076)	122,215
Currency translation adjustment	-	-	-	-	-	-	20,827	689	21,516
BALANCE, September 30, 2010	56,846,176	$4,548	7,490,936	$599	$1,375,583	$(207,702)	$116,739	$20,354	$1,310,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	4,974	-	-	-	4,974
Acquisition of noncontrolling interests	-	-	-	-	(23,336)	-	-	(7)	(23,343)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,906	-	-	-	234,426
Dividends	-	-	-	-	-	-	-	(1,825)	(1,825)
Net loss	-	-	-	-	-	(41,907)	-	(7,221)	(49,128)
Currency translation adjustment	-	-	-	-	-	-	(46,535)	(730)	(47,265)

BALANCE, September 30, 2009	50,524,273	$4,042	10,812,839	$865	$1,341,161	$(278,743)	$155,555	$(6,596)	$1,216,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$122,215	$(49,128)
Adjustments to reconcile net income / (loss) to net cash (used in) /generated from operating activities:
(Income) / loss from discontinued operations (Note 17)	(213,697)	28,425
Depreciation and amortization	246,083	184,609
Impairment charge (Note 4)	-	81,843
Loss on disposal of fixed assets	100	410
Stock-based compensation (Note 13)	5,078	4,638
Change in fair value of derivatives (Note 11)	2,261	4,444
Foreign currency exchange gain, net	(23,842)	(115,922)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	39,968	66,638
Program rights	(208,774)	(148,245)
Other assets	16,101	(3,429)
Accounts payable and accrued liabilities	(19,543)	(16,902)
Income taxes payable	(2,606)	(14,969)
Deferred taxes	(5,172)	(20,193)
VAT and other taxes payable	389	3,327
Net cash (used in) / generated from continuing operating activities	(41,439)	5,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries and unconsolidated affiliates	(411,383)	(5,833)
Purchase of property, plant and equipment	(32,476)	(32,045)
Disposal of property, plant and equipment	111	828
Loans and advances to related parties	-	(5,300)
Net cash used in continuing investing activities	(443,748)	(42,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of 2009 Fixed Rate Notes	-	635,418
Repayment of 2005 Fixed Rate Notes	-	(91,143)
Transfers from / (to) restricted cash	696	(286,994)
Issuance of common stock, net of fees	-	234,426
Proceeds from credit facilities	191,078	261,411
Payment of credit facilities and capital leases	(142,407)	(260,014)
Excess tax benefits from stock-based payment arrangements	268	588
Acquisition of noncontrolling interest	(6,467)	-
Dividends paid to holders of noncontrolling interests	(128)	(1,506)
Net cash received from continuing financing activities	43,040	492,186

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(5,921)	(21,701)
NET CASH GENERATED FROM / (USED IN) DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	307,790	(1,509)
NET CASH USED IN DISCONTINUED OPERATIONS – FINANCING ACTIVITIES	-	(21,880)
Impact of exchange rate fluctuations on cash	(2,771)	13,340

Net (decrease) / increase in cash and cash equivalents	(143,049)	423,632
CASH AND CASH EQUIVALENTS, beginning of period	445,954	94,423
CASH AND CASH EQUIVALENTS, end of period	$302,905	$518,055

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of 800,000 Class A common stock in connection with acquisition of noncontrolling interest (Note 3)	18,520	-
Issuance of call option in connection with restructuring of the Pro.BG business (Note 3)	2,970	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. (“CME Ltd.”), a Bermuda corporation, was formed in June 1994.  Our assets are held through a series of Dutch and Netherlands Curaçao holding companies.  We are a vertically integrated media and entertainment company operating leading broadcasting, new media and content businesses in Central and Eastern Europe.  At September 30, 2010, we had operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. On April 7, 2010 we disposed of our operations in Ukraine (see Note 3, “Acquisitions and Disposals” and Note 17, “Discontinued Operations”).

We have three operating segments, which are also our reportable segments: Broadcast, New Media and Media Pro Entertainment, our content division.

Broadcast

Bulgaria

We operate the BTV, BTV CINEMA and BTV COMEDY channels and several radio channels in Bulgaria (collectively, “bTV group”). In addition, we operate the PRO.BG channel and the cable sports channel RING.BG.

On April 22, 2010, we restructured our ownership of Pro.BG Media EOOD (“Pro.BG”), which holds the license for PRO.BG, and Ring TV EAD (“Ring TV”), which holds the license for RING.BG, thereby increasing our ownership in Pro.BG and Ring TV (together, the “Pro.BG business”) to 100.0%. In connection with this restructuring, we reduced our ownership interests in each of BTV Media Group EAD (“BTV Media”) (formerly Balkan News Corporation EAD), which holds the licenses for the BTV and BTV CINEMA channels, and Triada Communications EOOD (“Triada”), which holds the license for the BTV COMEDY television channel, to 94.0% and we intend to combine the Pro.BG business with the bTV group (see Note 3, “Acquisitions and Disposals”).

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

We own 100.0% of Pro TV S.A. (“Pro TV”), which holds the licenses for all our Romanian channels.

Slovak Republic

We operate one national television channel in the Slovak Republic, TV MARKIZA and one female-oriented cable channel, DOMA. We own 100.0% of MARKÍZA-SLOVAKIA, spol. s r.o., (“Markiza”), which holds the broadcast licenses for TV MARKIZA and TV DOMA.

Slovenia

We operate two national television channels in Slovenia, POP TV and KANAL A, and one regional television channel, POP BRIO (formerly known as TV PIKA). We own 100.0% of Produkcija Plus d.o.o. (“Pro Plus”), the operating company for our Slovenia broadcast operations.  Pro Plus has a 100.0% interest in each of Pop TV, which holds the licenses for the POP TV channel, Kanal A d.o.o., which holds the licenses for the KANAL A channel, and Televideo d.o.o., which holds the licenses for the POP BRIO channel.

New Media

We operate an integrated new media business in each of our markets, cross-promoted and supported by the audience of our broadcast operations. We currently have over 40 internet sites generating over 2.0 million average daily unique visitors. These internet sites are organized into three categories: online television, sites & portals and user generated content.

Serving as a second marketing platform for our broadcast operations, the New Media segment focuses on improving the user experience and the quality of content on existing internet sites as well as launching targeted services. We continue to move our content online with multiple distribution (video-on-demand, simulcast and catch-up television)  and services to attract all types of media audiences, generating revenues from display and video advertising, paid premium content and subscriptions.

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

Media Pro Entertainment currently generates the majority of its revenues from our broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment‘s results.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Report on Form 8-K filed on October 8, 2010. Our significant accounting policies have not changed since December 31, 2009, except as noted below.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, CME Ltd., and the subsidiaries through which our various businesses are conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

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

Reclassification

Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the current year presentation.

Consolidation

On January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”. The update is to ASC 810, “Consolidation”. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. The adoption of this ASU had no material impact on our financial position or results of operations.

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

3.  ACQUISITIONS AND DISPOSALS

Acquisition of bTV group

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Netherlands B.V. through our subsidiary, CME Bulgaria B.V. (“CME Bulgaria”). The acquisition was comprised of (i) 100.0% of BTV Media (formerly Balkan News Corporation EAD), which owns a 74.0% interest in Radio Company C.J. OOD (“RCJ”) and (ii) 100.0% of TV Europe B.V., which owns 100.0% of Triada. BTV Media and Triada operate and broadcast the BTV, BTV CINEMA and BTV COMEDY television channels and RCJ operates several radio stations in Bulgaria.  As discussed below, we currently own 94.0% each of BTV Media and Triada.  BTV is the leading television channel in Bulgaria and through this acquisition, we have continued to implement our operating model whose success is based on audience leadership and high operating leverage across multichannel television, internet and content.

Using the proceeds from the sale of our former operations in Ukraine, we acquired the bTV group on a debt-free basis for cash consideration of US$ 400.0 million and a payment of US$ 13.1 million for a working capital adjustment (as defined in the purchase and sale agreement). A final review of the working capital adjustment in the three months ended September 2010 resulted in a refund to us of US$ 3.2 million, which adjusted the total purchase price of the bTV group to US$ 409.9 million. We incurred approximately US$ 4.4 million of costs related to this acquisition, which are included within selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2010.

We performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at April 19, 2010, which is complete with the exception of a final review of certain tax positions. We expect to finalize the purchase price allocation in the fourth quarter of 2010. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Fair value on acquisition

Cash and cash equivalents	$485
Restricted cash	3,560
Broadcast licenses (1)	178,158
Trademark (2)	74,066
Customer relationships (3)	37,322
Programming rights	6,383
Property, plant and equipment	8,579
Other assets, net	14,851
Deferred tax liabilities	(28,955)
Goodwill (4)	115,496
Total purchase price	$409,945

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$134,354	$143,207	$501,874	$508,187

Net income / (loss)	3,417	(22,144)	124,387	(39,381)

Net income / (loss) attributable to CME Ltd.	3,416	(19,400)	128,463	(32,160)

Net income / (loss) attributable to CME Ltd. – basic earnings per share	0.05	(0.32)	2.01	(0.62)

Net income / (loss) attributable to CME Ltd. – diluted earnings per share	0.05	(0.32)	2.01	(0.62)

Weighted average common shares – basic earnings per share	64,337	61,337	63,918	51,802

Weighted average common shares – diluted earnings per share	64,497	61,337	63,918	51,802

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

Restructuring of the Pro.BG business

On April 19, 2010, we entered into an amended sale and purchase agreement (the “SPA”) with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Mr. Krassimir Guergov to restructure the operations of the Pro.BG business. On April 22, 2010, pursuant to the SPA, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A and purchased a 6.0% interest in CME Bulgaria from us for US$ 17.7 million, and pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Guergov for US$ 18.0 million. This resulted in a net cash payment of approximately US$ 0.3 million to Top Tone Holdings. Following the restructuring of the Pro.BG business, we own 94.0% of the bTV group and 100.0% of Pro.BG and Ring TV, which we intend to combine with the bTV group.

On April 22, 2010, we also entered into an investment agreement with Top Tone Holdings which included a share option agreement that gives it the right to acquire up to an additional 4.0% of CME Bulgaria (i) for a one-year period from April 22, 2010 for US$ 2.95 million for each 1% interest acquired (up to an aggregate amount of US$ 11.8 million) and (ii) from April 22, 2011 until April 22, 2013, at a price to be determined by an independent valuation. We measured the fair value of this call option of Top Tone Holdings using a binomial option pricing model and a liability for its fair value of US$ 3.0 million was recorded at the date of the transaction. Subsequent changes in fair value will be recognized in the condensed consolidated statement of operations in accordance with ASC 815, “Derivatives and Hedging” for the first year of the call option. After the first year, the strike price of the call option will be the fair value of the underlying and, as a result, no further changes in fair value will need to be recognized (see Note 11, “Financial Instruments and Fair Value Measurements”).

Also pursuant to the share option agreement, Top Tone Holdings has the right to put its entire interest to us and we have the right to call from Top Tone Holdings its entire interest from April 22, 2013, in each case at a price to be determined by an independent valuation. This option is recognized at fair value of US$ nil.

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

Acquisition of noncontrolling interest

On May 24, 2010, we acquired the remaining approximately 5.0% ownership interest in each of Pro TV, Media Pro International S.A. (“MPI”) and Media Vision S.R.L. (“MV”) from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each company to 100.0%. Consideration for the noncontrolling interest acquired was US$ 24.7 million, consisting of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock (with a fair value of US$ 18.5 million at the date of acquisition). We concluded that this transaction should be accounted as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC 810. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital. The balance of noncontrolling interest recorded at the date of acquisition was accumulated income of US$ 0.7 million, thereby resulting in a US$ 24.0 million reduction to additional paid-in capital.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

In connection with this transaction, the put option agreements of July 2004, which gave Mr. Sarbu the right to sell us his remaining shareholding in Pro TV and MPI, were terminated.

Disposal of operations in Ukraine

We completed the sale of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors on April 7, 2010 for total gross proceeds of $308.0 million (see Note 17, “Discontinued Operations”).

4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at September 30, 2010 and December 31, 2009 is summarized as follows:

	Gross balance, December 31, 2009	Accumulated impairment losses	Balance, December 31, 2009	Additions/ Adjustments	Foreign currency	Balance, September 30, 2010	Accumulated impairment losses	Gross balance, September 30, 2010
Broadcast segment:
Bulgaria (1)	$64,044	$(64,044)	$-	$115,496	$1,858	$117,354	$(64,044)	$181,398
Croatia	11,211	(10,454)	757	-	(36)	721	(10,454)	11,175
Czech Republic	936,268	-	936,268	-	17,816	954,084	-	954,084
Romania	69,825	-	69,825	-	(4,229)	65,596	-	65,596
Slovak Republic	62,990	-	62,990	-	(3,314)	59,676	-	59,676
Slovenia	20,398	-	20,398	-	(1,073)	19,325	-	19,325
Media Pro Entertainment segment:
Fiction and Reality and Entertainment (2)	18,537	-	18,537	(3,394)	(1,071)	14,072	-	14,072
Production services (2)	9,950	-	9,950	6,327	(1,111)	15,166	-	15,166
Distribution and Exhibition (2)	17,548	-	17,548	3,223	(1,318)	19,453	-	19,453
Total	$1,210,771	$(74,498)	$1,136,273	$121,652	$7,522	$1,265,447	$(74,498)	$1,339,945
(1)
The carrying amount of goodwill was adjusted as at September 30, 2010 due to finalization of the working capital adjustment. We are still reviewing certain tax positions and we expect to finalize the purchase price allocation in the fourth quarter of 2010.

(2)
The carrying amount of goodwill was adjusted as at September 30, 2010 due to resolution of certain tax positions. However, we are still reviewing certain other tax positions and expect to finalize the purchase price allocation in the fourth quarter of 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at September 30, 2010 and December 31, 2009 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2009	$58,506	$152,488	$74,580	$61,377	$6,292	$353,243
Additions	-	178,158	74,066	37,322	-	289,546
Amortization	-	(10,689)	(1,122)	(6,055)	(824)	(18,690)
Foreign currency movements	(3,378)	4,356	(861)	(2,335)	(286)	(2,504)
Balance, September 30, 2010	$55,128	$324,313	$146,663	$90,309	$5,182	$621,595

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives because we expect the cash flows generated by those assets to continue indefinitely.  These licenses are subject to annual impairment reviews. The licenses in Bulgaria have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an estimated economic useful life of, and is amortized on a straight-line basis over, thirteen years.

Customer relationships are deemed to have an estimated economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life and are not amortized with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Gross value	$696,767	$405,140
Accumulated amortization	(130,300)	(110,403)
Net book value of amortized intangible assets	$566,467	$294,737
Indefinite-lived broadcast licenses	55,128	58,506
Total broadcast licenses and other intangible assets, net	$621,595	$353,243

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Impairment reviews in 2009

We did not recognize impairment charges in respect of goodwill or long-lived assets in the three months ended September 30, 2009. As a result of various macro economic indicators, a reduction in the short and medium term economic projections for our markets by external analysts and a significant drop in the price of our Class A common stock during the first quarter of 2009, we performed an impairment review and we recognized the following impairment charges in the PRO.BG asset group in the nine months ended September 30, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Bulgaria	$76	$75,788	$4,882	$1,097	$81,843

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	September 30, 2010	December 31, 2009

Senior Debt	$1,224,111	$1,253,928
Total credit facilities and capital leases	175,093	123,940
Total long term debt and other financing arrangements	$1,399,204	$1,377,868
Less current maturities	(14,392)	(117,910)
Total non-current long-term debt and other financing arrangements	$1,384,812	$1,259,958

Senior Debt

Our senior debt comprised the following as at September 30, 2010 and December 31, 2009:

	Carrying Value		Fair Value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

EUR 440.0 million 11.625% Senior Notes	$605,423	$639,515	$600,512	$608,510
EUR 150.0 million Floating Rate Senior Notes	204,720	216,090	159,682	153,424
USD 475.0 million 3.50% Senior Convertible Notes	413,968	398,323	410,875	369,883
	$1,224,111	$1,253,928	$1,171,069	$1,131,817

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 273.0 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional EUR 240.0 million (approximately US$ 327.6 million) tranche of 11.625% senior notes at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.

On May 16, 2007, we issued EUR 150.0 million (approximately US$ 204.7 million) of floating rate senior notes (the “Floating Rate Notes”, and collectively with the 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at September 30, 2010 was 2.60%). The Floating Rate Notes mature on May 15, 2014.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “Convertible Notes”). The Convertible Notes mature on March 15, 2013.

Fixed Rate Notes

2009 Fixed Rate Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at September 30, 2010 was calculated by multiplying the outstanding debt by the traded market price.

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at September 30, 2010 and December 31, 2009 was equal to the outstanding debt multiplied by the traded market price.

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

Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the Convertible Notes as at September 30, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

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

Prior to December 15, 2012, the Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25.0% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2010, the Convertible Notes may not be converted.  In addition, the holders of the Convertible Notes have the right to put the Convertible Notes to us for cash equal to the aggregate principal amount of the Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

The bankruptcy filing of Lehman Brothers Holdings (“Lehman Holdings”), as guarantor, in September 2008 was an event of default that gave us the right to early termination of the Lehman OTC capped call options and effectively extinguished the capped call option agreement with Lehman OTC. On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17.0% of the claim value, which was recognized as other income within selling, general and administrative expenses in our consolidated statement of operations (see also Note 18, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”).

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

Following the termination of the Lehman OTC capped call options, which represented 35.0% of the total number of capped call options we acquired on March 4, 2008, limited dilution will occur following the exercise of the remaining BNP and DB capped call options if the price of shares of our Class A common stock is between US$ 105.00 per share and US$ 151.20 per share when the Convertible Notes are converted. The table below shows how many shares of our Class A common stock we would issue following a conversion of the Convertible Notes and the exercise of the remaining DB and BNP capped call options for a variety of share price scenarios. This table assumes the currently selected settlement methods continue to apply and that no event that would result in an adjustment to the conversion rate or the value of the option has occurred:

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

At September 30, 2010, the options could not be exercised because no conversion of any Convertible Notes had occurred. In the event any Convertible Notes had been converted at September 30, 2010, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining capped call options with DB and BNP at September 30, 2010 was US$ 0.1 million.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

In accordance with ASC 470, “Debt”, we calculated the value of the conversion option embedded in the Convertible Notes and accounted for it separately as follows:

	Principal amount of liability component	Unamortized discount	Net carrying value	Equity component
BALANCE, December 31, 2009	$475,000	$(76,677)	$398,323	$110,752
Amortization of debt issuance discount for the three months ended March 31, 2010	-	4,998	4,998	-
Amortization of debt issuance discount for the three months ended June 30, 2010	-	5,398	5,398	-
Amortization of debt issuance discount for the three months ended September 30, 2010	-	5,249	5,249	-
BALANCE, September 30, 2010	$475,000	$(61,032)	$413,968	$110,752

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

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at September 30, 2010 and December 31, 2009:

		September 30, 2010	December 31, 2009

Credit facilities	(a) – (g)	170,445	117,991
Capital leases		4,648	5,949
Total credit facilities and capital leases		$175,093	$123,940
Less current maturities		(14,392)	(117,910)
Total non-current credit facilities and capital leases		$160,701	$6,030

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 6.8 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 6.8 million) in excess of amounts deposited.

As at September 30, 2010, we had deposits of US$ 17.1 million and drawings of US$ 13.4 million in the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

(b) On December 21, 2009, CET 21 entered into a Facility Agreement (the “Erste Facility”) for up to CZK 3.0 billion (approximately US$ 166.4 million) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. (“UniCredit”) and BNP Paribas as original lenders. As of September 30, 2010, an aggregate amount of CZK 2.8 billion (approximately US$ 155.3 million) had been drawn. Drawings under the facility were used to refinance certain existing indebtedness of CET 21 to CSAS and to repay certain intra-group indebtedness of CET 21. The facility matures on April 30, 2012, subject to a potential extension of one year. Interest under the facility is calculated at a rate per annum of 4.9% (floating rate) above the Prague interbank offered rate (“PRIBOR”). The applicable rate at September 30, 2010 was 6.11%. As of September 30, 2010, CET 21 had hedged the interest rate exposure on CZK 1.5 billion (approximately US$ 83.2 million) principal outstanding under the Erste Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

As security for the facility, CET 21 pledged substantially all of its assets, including its 100.0% ownership interest in CME Slovak Holdings B.V. (which in turn has an ownership interest, directly or indirectly, in 100.0% of the registered capital of Markiza) and its ownership interest in 100.0% of the registered capital of Jyxo, s.r.o. and BLOG Internet, s.r.o. In addition, CME Investments B.V., a wholly owned subsidiary of CME Ltd., had granted security over the receivables under inter-group loans made to CET 21 and Markiza, respectively. The Erste Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21’s ability to carry out certain types of transactions, incur additional indebtedness, make disposals and create liens.

The repayment of the loan was to commence on December 21, 2010 and was to occur in four semi-annual installments of 15.0% each and one installment of 40.0% on the maturity date (assuming no extension).  On October 21, 2010, using a portion of the proceeds from the issuance of fixed rate senior secured notes maturing in 2017 in the aggregate principal amount of EUR 170.0 million (approximately US$ 237.3 million) by CET 21, the amount of the facility was repaid in full (see Note 21, “Subsequent Events”). As a result of the successful refinancing, the Erste facility has been classified in its entirety as a non-current liability.

(c) As at September 30, 2010, there were no drawings under a CZK 300.0 million (approximately US$ 16.6 million) factoring facility with Factoring Ceska Sporitelna (“FCS”) which is available until September 30, 2011.  The facility bears interest at one-month PRIBOR plus 1.4% for the period that actively assigned accounts receivable are outstanding.

(d) The CZK 1.2 billion (approximately US$ 64.6 million at the date of repayment) (December 31, 2009: US$ 65.3 million) credit facility granted to CET 21 by CSAS was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(e) The CZK 250.0 million (approximately US$ 13.5 million at date of repayment) (December 31, 2009: US$ 13.6 million), working capital facility granted to CET 21 by CSAS was repaid in full with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(f) At September 30, 2010, Media Pro Entertainment had an aggregate principal amount of RON 8.9 million (approximately US$ 2.8 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At September 30, 2010, we had 12 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at September 30, 2010 and December 31, 2009 are net of a fair value adjustment to reflect the interest free nature of the loans arising on acquisition.

(g) The EUR 22.5 million (approximately US$ 30.2 million at date of repayment) outstanding on the revolving facility agreement entered into in July 2005 by Pro Plus with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana was repaid in full in April 2010 and the revolving facility expired on July 22, 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group

At September 30, 2010, the maturity of our senior debt and credit facilities was as follows:

2010	$13,400
2011	204
2012	-
2013	413,968
2014	205,168
2015 and thereafter	761,816
Total	$1,394,556

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2010:

2010	$834
2011	948
2012	628
2013	487
2014	1,174
2015 and thereafter	1,174
$5,245
Less: amount representing interest	(597)
Present value of net minimum lease payments	$4,648

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Third-party customers	$170,787	$192,906
Less allowance for bad debts and credit notes	(16,002)	(13,201)
Related parties	1,580	2,170
Less allowance for bad debts and credit notes	(437)	(892)
Total accounts receivable	$155,928	$180,983

At September 30, 2010, CZK 242.3 million (approximately US$ 13.4 million) of receivables were pledged as collateral subject to the Erste Facility. (See Note 5, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Current:
Prepaid programming	$44,990	$44,219
Productions in progress	3,279	12,234
Other prepaid expenses	9,412	9,431
Income taxes recoverable	9,063	7,426
Deferred tax	3,840	4,948
Capitalized debt costs	5,647	5,591
VAT recoverable	6,386	6,625
Inventory	2,265	1,555
Restricted cash	873	1,046
Other	3,785	1,178
Total other current assets	$89,540	$94,253

	September 30, 2010	December 31, 2009
Non-current:
Capitalized debt costs	$19,644	$22,816
Deferred tax	4,631	10,977
Productions in progress	1,410	7,737
Other	2,905	2,969
Total other non-current assets	$28,590	$44,499

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”), and are being amortized over the term of the Senior Notes and Convertible Notes using the effective interest method.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land and buildings	$168,064	$169,568
Machinery, fixtures and equipment	210,864	206,954
Other equipment	32,330	33,260
Software licenses	39,540	37,176
Construction in progress	18,916	13,211
Total cost	$469,714	$460,169
Less: Accumulated depreciation	(214,032)	(185,459)
Total net book value	$255,682	$274,710
Assets held under capital leases (included in the above)
Land and buildings	$4,865	$6,079
Machinery, fixtures and equipment	2,880	3,927
Total cost	7,745	10,006
Less: Accumulated depreciation	(2,055)	(2,180)
Net book value	$5,690	$7,826

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accounts payable	$36,136	$42,854
Programming liabilities	76,504	58,807
Duties and other taxes payable	19,349	18,927
Accrued staff costs	18,250	17,356
Accrued interest payable	7,720	26,686
Income taxes payable	2,994	3,895
Accrued production costs	6,349	7,439
Accrued legal contingencies and professional fees	2,883	1,589
Authors’ rights	8,363	4,751
Other accrued liabilities	17,635	16,871
Total accounts payable and accrued liabilities	$196,183	$199,175

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Current:
Deferred revenue	$18,468	$7,765
Consideration payable	-	1,614
Deferred tax	2,001	3,319
Derivative liabilities	940	-
Other	24	142
Total other current liabilities	$21,433	$12,840

	September 30, 2010	December 31, 2009
Non-current:
Deferred tax	$90,638	$72,715
Programming liabilities	9,229	6,876
Derivative liabilities	12,974	8,567
Income taxes payable	242	507
Other	605	206
Total other non-current liabilities	$113,688	$88,871

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At September 30, 2010, we had the following currency swaps and interest rate swap agreements financial assets or liabilities carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of the Pro.BG business (see Note 3, “Acquisitions and Disposals”) which is carried at fair value using significant level 3 inputs:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 593.6 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$  513.0 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

We reduce our exposure to movements in EUR to CZK foreign exchange rate from the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”) by partially converting them into CZK using these currency swap agreements. These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under ASC 815, “Derivatives and Hedging”, and so changes in their fair value are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

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

The fair value of these instruments as at September 30, 2010 was a US$ 11.5 million liability. A derivative loss of US$ 3.3 million and US$ 2.9 million was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013 to convert CZK 1.5 billion (approximately US$ 83.2 million) of the Erste Facility from a floating rate of three month PRIBOR (plus a margin) to a fixed interest rate of 2.73% per annum (plus a margin).  The notional amounts swapped decline in line with the planned amortization of the loan and the extension option. The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

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

The fair value of the interest rate swap as at September 30, 2010 was a US$ 1.5 million liability. A gain of US$ 0.3 million and a loss of US$ 1.4 million was recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.

Call Option

As described in Note 3, “Acquisitions and Disposals”, we issued a call option to Top Tone Holdings in connection with the restructuring of the Pro.BG business. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 19, 2010, the date we acquired the bTV group. The main inputs used in the valuation model include current risk-free interest rates and the known contractual terms of the instrument which are observable and transparent. Volatility was also used as an input into the model and was determined using management’s estimates and equity volatilities of comparable companies. The most significant input used in the model was the call option’s spot price, or the current price of the underlying asset, which is the value of the equity in CME Bulgaria and has been determined using management’s best estimates and assumptions including discounted forecasted cash flows. This financial instrument is allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

Subsequent changes in the fair value of the call option are recorded as a derivative gain or loss in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other current liabilities.

The fair value of the call option as at September 30, 2010 was a US$ 0.9 million liability and the movement for the nine months ended September 30, 2009 was as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Level 3
Beginning balance, January 1, 2010	$-
Addition	2,970
Gain recorded in earnings in the three months ended March 31, 2010	-
Gain recorded in earnings in the three months ended June 30, 2010	(250)
Gain recorded in earnings in the three months ended September 30, 2010	(1,780)
Ending balance, September 30, 2010	$940

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at September 30, 2010 and December 31, 2009.  None were issued and outstanding as at September 30, 2010 and December 31, 2009.

Class A and B Common Stock

100,000,000 shares of Class A common stock, with a US$ 0.08 par value, and 15,000,000 shares of Class B common stock, with a US$ 0.08 par value, were authorized as at September 30, 2010 and December 31, 2009.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

We issued 800,000 shares of our Class A common stock on May 24, 2010 to Adrian Sarbu in connection with the acquisition of the remaining approximately 5.0% noncontrolling interests in each of Pro TV, MPI and MV (see Note 3, “Acquisitions and Disposals”).

There were 7,490,936 shares of Class B common stock and 56,846,176 shares of Class A common stock outstanding at September 30, 2010.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Stock-based compensation charged	$1,886	$1,606	$5,078	$4,638
Income tax benefit recognized	$36	$86	$145	$369

Under the provisions of ASC 718, “Compensation – Stock Compensation”, the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

2010 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, the Compensation Committee of our Board of Directors awarded options to members of staff, members of executive management and members of our Board of Directors during the nine months ended September 30, 2010.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Fair Value (US$/share)	Exercise Price (US$/share)
March 1, 2010	125,000	2.28	5.25	54.6	13.41	26.80
March 16, 2010	150,000	2.37	5.25	54.6	14.91	29.73
June 15, 2010	305,000	2.10	5.25	55.4	12.00	23.85
June 15, 2010	105,000	1.26	3.0	67.8	10.82	23.85
June 15, 2010	5,000	1.26	3.0	67.8	10.50	25.04
September 14, 2010	15,000	0.77	3.0	68.2	10.70	23.67
September 14, 2010	15,000	1.43	5.25	55.6	11.73	23.67

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period.  We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the nine months ended September 30, 2010 was US$ 12.63 per option.  The fair value of the option grants made in the nine months ended September 30, 2010 (less expected forfeitures) of US$ 8.3 million is being recognized as an expense in the condensed consolidated statement of operations over the requisite service period of the awards.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

A summary of option activity for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,000,750	$39.59	5.24	$5,645
Granted	720,000	25.59	-	-
Exercised	-	-	-	-
Forfeited	(123,000)	50.87	-	-
Outstanding at September 30, 2010	2,597,750	$35.17	5.20	$7,504
Vested or expected to vest	2,476,302	35.42	5.14	7,222
Exercisable at September 30, 2010	1,343,934	$40.49	3.98	$4,928

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.2 million at January 1, 2010.  In the nine months ended September 30, 2010, tax benefits of US$ 0.3 million were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2010 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of September 30, 2010.  This amount changes based on the fair value of our common stock.  As of September 30, 2010, there was US$ 11.5 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 2.1 years.

14.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Income / (loss) from continuing operations attributable to CME Ltd.	$3,416	$(15,613)	$(87,406)	$(13,482)
(Loss) / income from discontinued operations attributable to CME Ltd.	-	(5,937)	213,697	(28,425)
Net income / (loss) attributable to CME Ltd.	3,416	(21,550)	126,291	(41,907)

Weighted average outstanding shares of common stock	64,337	61,337	63,918	51,802
Dilutive effect of employee stock options	160	-	-	-
Common stock and common stock equivalents	64,497	61,337	63,918	51,802

Net income / (loss) per share:
Basic	$0.05	$(0.35)	$1.97	$(0.81)
Diluted	$0.05	$(0.35)	$1.97	$(0.81)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At September 30, 2010, 1,825,429 (December 31, 2009: 1,328,052) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of net loss per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive at September 30, 2010.

15.  INTEREST EXPENSE

Interest expense comprised the following for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Interest on Senior Notes	$18,083	$11,474	$54,308	$30,221
Interest on Convertible Notes	4,156	4,156	12,468	12,468
Interest on credit facilities and other financing arrangements	2,713	2,297	7,697	7,226
	$24,952	$17,927	$74,473	$49,915

Amortization of capitalized debt issuance costs	1,387	1,144	4,170	3,434
Amortization of issuance discount on Convertible Notes	5,249	4,789	15,645	14,197
Loss on extinguishment of debt	-	3,377	-	3,377
	$6,636	$9,310	$19,815	$21,008
Total interest expense	$31,588	$27,237	$94,288	$70,923

16.  SEGMENT DATA

Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments, which are also our reportable segments: Broadcast, New Media and Media Pro Entertainment, and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.  We provide supplemental geographic information on the performance of our broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

We evaluate the performance of our segments based on Net Revenues and OIBDA (as described below). Our key performance measure of the efficiency of our segments is OIBDA margin.  We define OIBDA margin as the ratio of OIBDA to Net Revenues.  We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  OIBDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated in consolidation.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA is determined as operating income/(loss), which includes program rights amortization costs, before depreciation and amortization of intangible assets.  Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in divisional OIBDA, include:

•	stock-based compensation; and

•	certain unusual or infrequent items (e.g. impairments of assets or investments).

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Revenues	2010	2009	2010	2009

Broadcast:
Bulgaria	$13,706	$920	$32,440	$2,397
Croatia	8,181	6,772	34,691	30,825
Czech Republic	47,268	52,735	173,140	178,951
Romania	29,065	35,894	109,175	119,925
Slovak Republic	16,049	19,076	58,859	67,517
Slovenia	9,280	10,533	41,250	41,352
Total Broadcast	$123,549	$125,930	$449,555	$440,967
New Media	$2,111	$2,304	$7,061	$6,446
Media Pro Entertainment	$26,510	$18,577	$92,868	$65,412
Central	-	-	-	-
Intersegment revenues	(17,816)	(18,576)	(69,763)	(65,303)
Total Net Revenues	$134,354	$128,235	$479,721	$447,522

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
OIBDA	2010	2009	2010	2009

Broadcast:
Bulgaria	$(3,312)	$(12,169)	$(11,120)	$(29,187)
Croatia	(1,508)	(3,306)	1,420	(857)
Czech Republic	13,755	19,006	74,447	80,620
Romania	4,319	9,792	19,589	38,822
Slovak Republic	(3,842)	(2,263)	(4,955)	8,302
Slovenia	(657)	(1,433)	8,849	7,735
Divisional costs	(530)	(1,685)	(1,317)	(1,685)
Total Broadcast	$8,225	$7,942	$86,913	$103,750
New Media	$(1,562)	$(3,589)	$(6,369)	$(6,310)
Media Pro Entertainment	$(2,185)	$1,943	$(4,063)	$4,054
Central	(8,256)	(7,109)	(31,123)	(24,176)
Intersegment elimination	(709)	(1,719)	(2,811)	(6,353)
Total OIBDA	$(4,487)	$(2,532)	$42,547	$70,965

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation to Consolidated Statement of Operations:	2010	2009	2010	2009

Total OIBDA	$(4,487)	$(2,532)	$42,547	$70,965
Depreciation of property, plant and equipment	13,862	13,492	42,883	37,591
Amortization of intangible assets	6,996	4,707	18,690	14,790
Impairment	-	-	-	81,843
Operating loss	$(25,345)	$(20,731)	$(19,026)	$(63,259)
Interest expense, net	(31,046)	(26,605)	(92,566)	(68,870)
Foreign currency exchange gain, net	62,009	33,149	23,842	115,922
Change in fair value of derivatives	(1,229)	(3,259)	(2,261)	(4,444)
Other income / (expense), net	1	26	(200)	246
Provision for income taxes	(973)	(937)	(1,271)	(298)
Income / (loss) from continuing operations	$3,417	$(18,357)	$(91,482)	$(20,703)

We do not rely on any single major customer or group of major customers.

17.  DISCONTINUED OPERATIONS

On January 20, 2010, we entered into an agreement to sell 100.0% of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, and as a result we determined that the operations in Ukraine represented a disposal group consistent with the provisions of ASC 360, “Property, Plant and Equipment”. The results of operations have been classified as discontinued operations for all periods presented and depreciation and amortization associated with the assets was discontinued accordingly from January 20, 2010 (the date when the held for sale criteria of ASC 360 were met).

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

Summarized Financial Information of Discontinued Operations

Summarized operating results for the Ukraine disposal group for the three and nine months ended September 30, 2010 and 2009 are as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$-	$6,248	$16,888	$14,417
Cost of revenues	-	18,896	19,473	53,555
Selling, general and administrative expenses	-	70	2,223	4,097
Operating loss	-	(12,718)	(4,808)	(43,235)
Foreign exchange gain / (loss)	-	(4,169)	891	(2,266)
Other income	-	14	25	156
Loss before tax	-	(16,873)	(3,892)	(45,345)
Gain on sale	-	-	217,619	-
(Provision) / credit for income tax	-	10,936	(30)	16,920
Income / (loss) from discontinued operations	$-	$(5,937)	$213,697	$(28,425)

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At September 30, 2010, we had total commitments of US$ 428.9 million (December 31, 2009: US$ 438.6 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programing purchase obligations	$428,853	$107,976	$275,637	$45,240	$-

b) Operating Lease Commitments

For the nine months ended September 30, 2010 and 2009, we incurred aggregate rent on all facilities of US$ 5.6 million and US$ 7.7 million, respectively.  Future minimum operating lease payments at September 30, 2010 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2010

2010	$3,140
2011	5,992
2012	4,775
2013	3,047
2014	3,000
2015 and thereafter	10,697
Total	$30,651

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

c) Factoring of Trade Receivables

The Erste Facility is secured by a pledge of receivables under a factoring agreement. At September 30, 2010, CZK 242.3 million (approximately US$ 13.4 million) of receivables were pledged as collateral under this agreement (see Note 5 (b), “Long-Term Debt and Other Financing Arrangements”).

The transfer of the receivables is accounted for as a secured borrowing under ASC 860, “Transfers and Servicing”, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

d) Other Long-term Obligations

Our long-term obligations include US$ 47.5 million of digital transmission commitments.

Contingencies

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International Arbitration

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million.

On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. We do not believe it is likely that we will be required to make any further payment.

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

On September 15, 2008, Lehman Holdings, the guarantor of the obligations of Lehman OTC under the capped call agreement, filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default and gave us the right to terminate the capped call agreement with Lehman OTC and claim for losses. We exercised this right on September 16, 2008 and claimed an amount of US$ 19.9 million, which bears interest at a rate equal to CME’s estimate of its cost of funding plus 1.0% per annum.

On October 3, 2008, Lehman OTC also filed for protection under Chapter 11.  We filed claims in the bankruptcy proceedings of both Lehman Holdings and Lehman OTC. Our claim was a general unsecured claim and ranked together with similar claims.

On March 3, 2009 we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17.0% of the claim value. Under the terms of the agreement, in certain circumstances which we consider remote, including if our claim is subsequently disallowed or adjusted by the bankruptcy court, the counterparty would be able to recoup the corresponding portion of the purchase price from us. Likewise, if the amount of recovery exceeds the amount of our claim, we may receive a portion of that recovery from the claim purchaser.

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

19.  RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist broadcasting products and services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  As stated in ASC 850, “Related Party Disclosures”, transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors; Time Warner Inc., beneficial owners of approximately 30.1% of our outstanding shares of Class A common stock and Class B common stock; and Igor Kolomoisky, beneficial owner of approximately 2.5% of our outstanding shares of Class A common stock and a member of our Board of Directors.

Related Party Transactions

Adrian Sarbu

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Purchases of programming and services	$3,965	$25,438

Sales	667	700

	As at September 30, 2010	As at December 31, 2009

Accounts Payable	$794	$403

Accounts Receivable	1,012	1,533

On May 24, 2010, we  acquired the remaining ownership interests in each of Pro TV, MPI and MV from Adrian Sarbu for cash consideration of US$ 6.2 million and 800,000 shares of our Class A common stock with a fair value of US$ 18.5 million at the date of the acquisition (see Note 3, “Acquisitions and Disposals”).

Time Warner

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Purchases of programming and services	$32,610	$24,144

Sales	41	-

	As at September 30, 2010	As at December 31, 2009

Accounts Payable	$48,916	$39,085

Accounts Receivable	46	-

Igor Kolomoisky

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, for total consideration of US$ 308.0 million, resulting in a gain of US$ 217.6 million (see Note 17, “Discontinued Operations”).

20.  INDENTURE COVENANTS

Under the terms of the indentures governing the Floating Rate Notes and the 2009 Fixed Rate Notes (the “2007 Indenture” and the “2009 Indenture” respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For the purposes of the 2007 Indenture and the 2009 Indenture, the calculation of the Coverage Ratio includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of September 30, 2010, our Unrestricted Subsidiaries consist of those subsidiaries that comprise the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, and following the disposal of our operations in Ukraine in April 2010, CME Austria GmbH (formerly CME Ukraine Holding GMBH).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

As at September 30, 2010, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 109.2 million) to our Unrestricted Subsidiaries or to any other operations that are not Restricted Subsidiaries.

There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may chose to transfer cash to our Restricted Subsidiaries. Following the disposal of our former operations in Ukraine, we transferred US$ 72.9 million of cash from Development Financing Holding Company to a Restricted Subsidiary and the total remaining US$ 114.9 million cash balance at September 30, 2010 in the Development Financing Holding Company and CME Austria GmbH remains available to our Restricted Subsidiaries at any time. We intend to maintain sufficient amounts to fund the Pro.BG business in Bulgaria until full integration of the Pro.BG business with the bTV group is complete.

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

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:	For the Three Months Ended September 30, 2010

Net revenues	$133,735	$737	$(118)	$134,354
Depreciation of property, plant and equipment	12,444	897	-	13,341
Amortization of broadcast licenses and other intangibles	6,996	-	-	6,996
Operating loss	(17,152)	(8,183)	(10)	(25,345)
Net income / (loss) attributable to CME Ltd.	$7,592	$(4,166)	$(10)	$3,416

	For the Nine Months Ended September 30, 2010

Net revenues	$478,823	$2,681	$(1,783)	$479,721
Depreciation of property, plant and equipment	37,815	2,715	-	40,530
Amortization of broadcast licenses and other intangibles	18,690	-	-	18,690
Operating income / (loss)	5,641	(24,621)	(46)	(19,026)
Net income / (loss) attributable to CME Ltd.	$(127,134)	$253,471	$(46)	$126,291

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Consolidated Balance Sheet:	As at September 30, 2010

Cash and cash equivalents	$184,780	$118,125	$-	$302,905
Third party debt (1)	1,398,690	514	-	1,399,204
Total assets	3,304,886	135,184	(399,441)	3,040,629
Total CME Ltd. Equity	$1,550,879	$60,187	$(321,299)	$1,289,767

(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:	For the Three Months Ended September 30, 2009

Net revenues	$127,315	$920	$-	$128,235
Depreciation of property, plant and equipment	12,629	728	-	13,357
Amortization of broadcast licenses and other intangibles	4,708	(1)	-	4,707
Operating loss	(7,776)	(12,955)	-	(20,731)
Net income / (loss) attributable to CME Ltd.	$6,255	$(27,805)	$-	$(21,550)

	For the Nine Months Ended September 30, 2009

Net revenues	$445,125	$2,397	$-	$447,522
Depreciation of property, plant and equipment	34,892	1,888	-	36,780
Amortization of broadcast licenses and other intangibles	13,245	1,545	-	14,790
Operating income / (loss)	51,428	(114,687)	-	(63,259)
Net income / (loss) attributable to CME Ltd.	$102,476	$(144,383)	$-	$(41,907)

Consolidated Balance Sheet:	As at December 31, 2009

Cash and cash equivalents	$243,314	$202,640	$-	$445,954
Third party debt (1)	1,377,194	674	-	1,377,868
Total assets	3,365,435	335,623	(828,271)	2,872,787
Total CME Ltd. Equity	$1,683,789	$195,459	$(701,659)	$1,177,589

(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

21.  SUBSEQUENT EVENTS

On October 19, 2010, we repurchased approximately US$ 46.0 million principal amount of our indebtedness, consisting of i) US$ 34.8 million principal amount of our Convertible Notes purchased at 88.25% of par, ii) EUR 2.0 million (approximately US$ 2.8 million) principal amount of our Floating Rate Notes purchased at 81.75% of par and iii) EUR 6.0 million (approximately US$ 8.4 million) principal amount of our 2009 Fixed Rate Notes purchased at 102.5% of par, plus accrued and unpaid interest on each such series of notes.

On October 21, 2010, our wholly owned subsidiary, CET 21, issued and sold EUR 170.0 million (approximately US$ 237.5 million) of 9% Senior Secured Notes due 2017 (the “2010 Fixed Rate Notes”) pursuant to an indenture (the "2010 Indenture") among CET 21, Citibank N.A., London branch, as trustee, principal paying agent and transfer agent (the "Trustee"), Citigroup Global Markets Deutschland AG, as registrar, and CME Ltd., our wholly-owned subsidiaries Central European Media Enterprises N.V. ("CME NV"), CME BV, CME Investments B.V. ("CME Investments"), CME Slovak Holdings B.V. ("CME SH") and Markiza as guarantors. CET 21 received net proceeds of approximately EUR 163.8 million (approximately US$ 228.8 million), after deducting expenses. The 2010 Fixed Rate Notes pay interest semi-annually at a rate of 9.0% per year beginning May 1, 2011 and will mature on November 1, 2017.  Under the 2010 Indenture we are subject to certain covenants, including covenants that limit our ability to incur additional indebtedness, pay dividends or other distributions, make certain types of investments, create liens, enter into certain transactions with affiliates and restrict the ability of our subsidiaries to pay dividends. CET 21 is also subject to certain covenants, including a covenant that limits its ability to incur additional indebtedness. The 2010 Fixed Rate Notes are also subject to a mandatory option to repurchase under certain circumstances, including certain types of changes in control and asset dispositions and subject to redemption after certain changes in tax laws relating to the 2010 Fixed Rate Notes. CET 21 also has rights to redeem the 2010 Fixed Rate Notes, which may be subject to a premium over the issue price.

On October 21, 2010, CET 21 used a portion of the net proceeds of the 2010 Fixed Rate Notes to repay in full the principal outstanding under the CZK 2.8 billion Erste Facility (approximately US$ 159.4 million at the date of repayment) plus accrued interest and break costs.

On October 21, 2010, CET 21 also entered into a five-year CZK 1.5 billion (approximately US$ 85.4 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS, as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments, CME SH and Markiza, as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.50% above PRIBOR for the relevant interest period. The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 42.7 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. Prior to CET 21’s utilizing the Secured Revolving Credit Facility, we are required to have repurchased, subsequent to September 30, 2010, not less than US$ 100.0 million of our long-term indebtedness. The Security Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the economic downturn in our markets and the extent and timing of any recovery; the extent to which debt service obligations restrict our business; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to make future investments in television broadcast operations; the successful integration of the bTV group and Media Pro Entertainment; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

The following tables provide a summary of our results for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, (US$ 000's)
	2010	2009	Movement
Net revenues	$134,354	$128,235	4.8%
Cost of revenues	131,045	124,147	5.6%
Selling, general and administrative expenses	28,654	24,819	15.5%
Operating loss	(25,345)	(20,731)	(22.3)%
Net income / (loss)	$3,417	$(24,294)	Nm(1)

	For the Nine Months Ended September 30, (US$ 000's)
	2010	2009	Movement
Net revenues	$479,721	$447,522	7.2%
Cost of revenues	411,656	356,943	15.3%
Selling, general and administrative expenses	87,091	71,995	21.0%
Impairment charge	-	81,843	Nm(1)
Operating loss	(19,026)	(63,259)	70.0%
Gain on disposal of discontinued operations	217,619	-	Nm(1)
Net income / ( loss)	$122,215	$(49,128)	Nm(1)
Net cash (used in) / generated from continuing operating activities	$(41,439)	$5,546	Nm(1)

(1) Number is not meaningful.

III. Our Business

Since January 1, 2010, we have managed our business on a divisional basis with three operating segments: Broadcast, New Media and Media Pro Entertainment, our content business, and all historic financial information has been presented on this basis.  These operating segments, which are also our reportable segments, reflect how our operations are managed, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

We evaluate the performance of our segments based on Net Revenues and OIBDA (as described below).

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

Index

Our key performance measure of the efficiency of our segments is OIBDA margin.  We define OIBDA margin as the ratio of OIBDA to Net Revenues.  We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations.  OIBDA is also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated on consolidation.

OIBDA may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three months or nine months ended September 30, 2010 and the three months or nine months ended September 30, 2009.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Broadcast	$123,549	$125,930	(1.9)%	6.8%
New Media	2,111	2,304	(8.4)%	(1.0)%
Media Pro Entertainment	26,510	18,577	42.7%	53.8%
Intersegment revenues	(17,816)	(18,576)	4.1%	(2.1)%
Total Net Revenues	$134,354	$128,235	4.8%	14.3%

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Broadcast	$449,555	$440,967	1.9%	4.9%
New Media	7,061	6,446	9.5%	14.3%
Media Pro Entertainment	92,868	65,412	42.0%	48.2%
Intersegment revenues	(69,763)	(65,303)	(6.8)%	(11.4)%
Total Net Revenues	$479,721	$447,522	7.2%	10.3%

Index

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Broadcast	$8,225	$7,942	3.6%	29.3%
New Media	(1,562)	(3,589)	56.5%	52.8%
Media Pro Entertainment	(2,185)	1,943	(212.5)%	(222.4)%
Central	(8,256)	(7,109)	(16.1)%	(16.7)%
Intersegment elimination	(709)	(1,719)	58.8%	68.1%
Consolidated OIBDA	$(4,487)	$(2,532)	(77.2)%	(0.5)%

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Broadcast	$86,913	$103,750	(16.2)%	(14.9)%
New Media	(6,369)	(6,310)	(0.9)%	(4.3)%
Media Pro Entertainment	(4,063)	4,054	(200.2)%	(156.6)%
Central	(31,123)	(24,176)	(28.7)%	(28.9)%
Intersegment elimination	(2,811)	(6,353)	55.8%	70.1%
Consolidated OIBDA	$42,547	$70,965	(40.0)%	(38.9)%

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

On a constant currency basis, television advertising spending in our markets during the three and nine months ended September 30, 2010 was, on average, 4% lower and 7% lower than the corresponding periods in 2009, with variances ranging from positive 3% to negative 14% in the third quarter of 2009 and from positive 4% to negative 12% in the nine months ended September 30, 2010.

We took decisive actions during the nine months ended September 30, 2010 to maintain our leadership in audience and market shares in all of our broadcast operations, including the disposal of our loss-making operations in Ukraine and the acquisition and integration of the market leading broadcaster in Bulgaria. Our audience and market leadership is our unique competitive advantage, which is essential to achieving high operating leverage.

The broadcast segment reported net revenues for the three and nine months ended September 30, 2010 of US$ 123.5 million and US$ 449.6 million, respectively, compared to US$ 125.9 million and US$ 441.0 million in the same periods in 2009, a decrease of 2% and an increase of 2%, respectively. On a constant currency basis, net revenues for the three and nine months ended September 30, 2010 increased 7% and 5%, respectively, compared to the same periods in 2009. The increase in net revenues was primarily due to the acquisition of the bTV group in Bulgaria, which reported revenues of US$ 30.0 million in the period since acquisition on April 19, 2010.

Index

Costs charged at arriving at OIBDA decreased by 3% in the three months ended September 30, 2010 and increased 8% in the nine months ended September 30, 2010 compared to the same periods in 2009. On a constant currency basis, costs for the three and nine months ended September 30, 2010 increased 6% and 12%, respectively, compared to the same periods in 2009, primarily due to the acquisition of the bTV group in Bulgaria. We continued to strengthen our prime time audience shares while limiting comparable year-on-year cost increases in constant currency terms through salary constraints, the deferral of certain expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Our efforts in limiting costs partially offset the increase in costs as a result of our acquisition of the bTV group in Bulgaria. Our goal continues to be to maintain the high audience shares and the strength of our brands, as we believe this is essential to the value of our operations. We will continue to allocate sufficient investment in programming to protect our audience leadership.

The broadcast segment generated OIBDA of US$ 8.2 million and US$ 86.9 million in the three and nine months ended September 30, 2010, respectively, compared to US$ 7.9 million and US$ 103.8 million in the corresponding periods in 2009, increasing by 4% and decreasing by 16% for the three and nine months ended September 30, 2010, respectively. On a constant currency basis, OIBDA increased 29% for the three months ended September 30, 2010 and decreased 15% for the nine months ended September 30, 2010 compared to the same periods in 2009.

We anticipate that local currency television advertising spending in our operating territories in the remainder of 2010 will remain, on average, flat when compared to the same period in 2009, with variances ranging from positive 8% in Slovenia to negative 11% in Bulgaria.  While the markets in the Czech Republic and Slovenia have already begun to recover, we expect recovery in Croatia in the fourth quarter of 2010 and in our remaining territories during 2011. We currently anticipate the local currency television advertising spending in our operating territories will, on average, decline by 4% for the full year. Starting in 2011, we currently expect nominal GDP growth to increase and that, on average, local currency television advertising spending will return to the levels experienced in 2008 by 2013. Accordingly, we expect growth rates in our markets will be higher than in Western European or U.S. markets.

We are confident that we will continue to maintain or increase our audience and market leadership, while continuing to optimize our costs. Following the recovery in our markets, we expect to be positioned to take advantage of the increased television advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.

Regulatory Developments – Broadcast

Pursuant to a government decision issued in August 2010, the transition to digital broadcasting in Romania is expected to be completed by 2015. It is anticipated that legislation relating to the transition strategy will be passed by the end of the fourth quarter of 2010. The tender process for two of Romania’s nine multiplexes is expected to occur in the first half of 2011. In the Czech Republic, approximately 75% of the country currently receives a digital signal, and digital transmissions will be rolled out to the remaining parts of the country over the next 18 months. The official date for the analog switch-off is November 2011, however, a small portion of the country will continue to receive analog transmissions until mid-2012. In Slovenia, the analog switch-off is expected to begin by the end of the fourth quarter of 2010, with the completion of the switch-off anticipated for the first quarter of 2011. Regulations implementing the EU Audiovisual Media Services Directive are expected to be implemented in Slovenia in the beginning of 2011. Digitalization in Croatia was completed on October 5, 2010, and in the Slovak Republic the analog switch-off is expected to be completed by the end of 2011. In Bulgaria, the transition to digital broadcasting has not yet commenced, however it is expected to be completed by the end of 2012.

New Media

Our New Media segment has operations in Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia.

Index

We operate a diversified internet business in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations. We launch targeted products and services in order to achieve leading positions in terms of unique visitors, page impressions and video downloads.

During the nine months ended September 30, 2010, we established a dedicated sales team, restructured the technical development function and launched seventeen new products.

These actions led to our New Media segment reporting net revenues for the three and nine months ended September 30, 2010 of US$ 2.1 million and US$ 7.1 million, compared to US$ 2.3 million and US$ 6.4 million in the same periods in 2009, a decrease of 8% and an increase of 10%, respectively. On a constant currency basis, net revenues for the three months ended September 30, 2010 decreased by 1% and increased by 14% for the nine months ended September 30, 2010, compared to the same periods in 2009. We reported OIBDA losses for the three and nine months ended September 30, 2010 of US$ 1.6 million and US$ 6.4 million, compared to US$ 3.6 million and US$ 6.3 million in the same periods in 2009, a decrease of 57% and an increase of 1%, respectively. On a constant currency basis, OIBDA losses for the three months ended September 30, 2010 decreased by 53% and increased by 4% for the nine months ended September 30, 2010, compared to the same periods in 2009.

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities by moving our content online with multiple distribution platforms (video-on-demand, simulcast and catch-up television) and services to attract all types of new media audiences in order to generate multiple revenue streams, including video advertising and paid premium content.

We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, which should help drive the future growth of our New Media segment.

Media Pro Entertainment

The acquisition of Media Pro Entertainment in December 2009 has provided us with a unique opportunity to consolidate our position as a leading content provider in our regions. We have integrated the acquired assets with our existing production assets in each country to create a dedicated content segment with operations in all of our countries, which has been branded Media Pro Entertainment.  The results of Media Pro Entertainment for the three and nine months ended September 30, 2009 reflect only those production activities previously reported within our Broadcast operations, and therefore are not comparable to current Media Pro Entertainment operations.

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

Operating Media Pro Entertainment across all countries in which we have broadcast operations enables us to share content development and production resources, equipment and facilities in the most efficient way possible in order to lower the unit cost of production at a time when we are seeing increased competition for popular content leading to high levels of price inflation.

The Media Pro Entertainment segment reported net revenues for the three and nine months ended September 30, 2010 of US$ 26.5 million and US$ 92.9 million, compared to US$ 18.6 million and US$ 65.4 million in the same periods in 2009, increases of 43% and 42%, respectively. On a constant currency basis, net revenues increased by 54% and 48% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Index

Media Pro Entertainment’s revenues in the nine months ended September 30, 2010 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production, production services and distribution and exhibition operations. During the three and nine months ended September 30, 2010, we delivered 146 hours and 649 hours, respectively, of fiction programming. The third quarter of the year includes the traditionally slow summer season and this is reflected in the significant reduction in the number of hours of completed product that we delivered. Our output of reality and entertainment programming decreased substantially from 620 hours in the second quarter to 307 hours in the third quarter of 2010 for a total delivery of 1,313 hours of such programming in the nine months ended September 30, 2010. We did, however, continue working on the development and production of flagship shows for our broadcasters’ fall season and we expect that this will be reflected in correspondingly higher levels of delivery in the fourth quarter as our broadcasters air their fall schedules.

We generated approximately 31% of our revenues from third parties during the three months ended September 30, 2010 and 25% for the nine months ended September 30, 2010. These revenues included a strong performance from our television commercial production business, which produced 16 commercials in the three months and 46 commercials in the nine months ended September 30, 2010. We also generated revenues from our cinema business in Romania, which took 287 thousand admissions at the box office in the three months ended September 30, 2010 and 900 thousand admissions in the nine months ended September 30, 2010, and our home video and rights distribution businesses. Margins remained stable in these businesses, but the results of the home video business were negatively impacted by a provision against a significant wholesale client experiencing financial difficulties.

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

Recent Developments

•
On October 19, 2010, we repurchased approximately US$ 46.0 million principal amount of our indebtedness, consisting of i) US$ 34.8 million principal amount of our Convertible Notes purchased at 88.25% of par, ii) EUR 2.0 million (approximately US$ 2.8 million) principal amount of our Floating Rate Notes purchased at 81.75% of par and iii) EUR 6.0 million (approximately US$ 8.4 million) principal amount of our 2009 Fixed Rate Notes purchased at 102.5% of par, plus accrued and unpaid interest on each such series of notes.

•
On October 21, 2010, our wholly owned subsidiary, CET 21, issued and sold EUR 170 million (approximately US$ 237.5 million) of 9.0% Senior Secured Notes (the “2010 Fixed Rate Notes”). CET 21 received net proceeds of approximately EUR 163.8 million (approximately US$ 228.8 million), after deducting expenses. The 2010 Fixed Rate Notes are guaranteed by CME Ltd. and certain of our subsidiaries, pay interest semi-annually at a rate of 9.0% per year beginning May 1, 2011 and will mature on November 1, 2017.

•
On October 21, 2010, CET 21 used a portion of the net proceeds of the 2010 Fixed Rate Notes to repay in full the principal amount outstanding under the CZK 2.8 billion Erste Facility, (approximately US$ 159.4 million at the date of repayment) plus accrued interest and break costs.  In connection with the repayment of the Erste Facility, the guarantees and security granted in respect of the Erste Facility were released.

•
On October 21, 2010, CET 21 also entered into a five-year CZK 1.5 billion (approximately US$ 85.4 million) secured revolving credit facility (the “Secured Revolving Credit Facility”). The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 42.7 million) on the fourth anniversary of the signing date. Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. Prior to CET 21's utilizing the Secured Revolving Credit Facility, we are required to have applied, subsequent to September 30, 2010, not less than US$ 100.0 million to repurchase our long-term indebtedness.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$13,706	$920	Nm (1)	Nm (1)
Croatia	8,181	6,772	20.8%	30.9%
Czech Republic	47,268	52,735	(10.4)%	(5.2)%
Romania	29,065	35,894	(19.0)%	(8.6)%
Slovak Republic	16,049	19,076	(15.9)%	(7.5)%
Slovenia	9,280	10,533	(11.9)%	(3.2)%
Total Broadcast	$123,549	$125,930	(1.9)%	6.8%
New Media	$2,111	$2,304	(8.4)%	(1.0)%
Media Pro Entertainment	$26,510	$18,577	42.7%	53.8%
Elimination	(17,816)	(18,576)	4.1%	(2.1)%
Total Net Revenues	$134,354	$128,235	4.8%	14.3%

(1) Number not meaningful.

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$32,440	$2,397	Nm (1)	Nm (1)
Croatia	34,691	30,825	12.5%	16.7%
Czech Republic	173,140	178,951	(3.2)%	(3.1)%
Romania	109,175	119,925	(9.0)%	(6.4)%
Slovak Republic	58,859	67,517	(12.8)%	(6.5)%
Slovenia	41,250	41,352	(0.2)%	7.2%
Total Broadcast	$449,555	$440,967	1.9%	4.9%
New Media	$7,061	$6,446	9.5%	14.3%
Media Pro Entertainment	$92,868	$65,412	42.0%	48.2%
Elimination	(69,763)	(65,303)	(6.8)%	(11.4)%
Total Net Revenues	$479,721	$447,522	7.2%	10.3%

(1) Number not meaningful.

Index

Our net revenues for the three and nine months ended September 30, 2010 increased by US$ 6.1 million, or 5%, and US$ 32.2 million, or 7%, respectively compared to the same periods in 2009. On a constant currency basis, our net revenues for the three and nine months ended September 30, 2010 increased by 14% and 10%, respectively, compared to the same periods in 2009, primarily due to the acquisition of the bTV group in Bulgaria, which reported revenues of US$ 30.0 million in the period since acquisition on April 19, 2010.

Our Broadcast segment reported revenues of US$ 123.5 million and US$ 449.6 million in the three and nine months ended September 30, 2010, respectively, representing a decrease of 2% and an increase of 2%, respectively, compared to the same periods in 2009. The decrease in the three months ended September 30, 2010 is primarily due to the depreciation of our local currencies against the dollar compared to the same period in 2009. On a constant currency basis, we experienced increases in revenues for the three and nine months ended September 30, 2010 of 7% and 5%, respectively, compared to the same periods in 2009. Although demand for television advertising in our markets continued to decline compared to the same period in 2009, the rate of decline has slowed. On a constant currency basis, these declines in revenues have been partially offset by a 7% increase in revenues in Slovenia, reflecting a 4% increase in the television advertising market and a 17% increase in revenues in Croatia, despite a 5% decline in the local television advertising market, in the nine months ended September 30, 2010 as well as the addition of the bTV group in Bulgaria.

Our New Media segment reported revenues of US$ 2.1 million and US$ 7.1 million in the three and nine months ended September 30, 2010, respectively, representing a decrease of 8% and an increase of 10%, respectively, compared to the same periods in 2009. The decrease in the three month period ended September 30, 2010 is primarily due to the depreciation of our local currencies against the dollar compared to the same period in 2009. On a constant currency basis, revenues increased by 14% in the nine months ended September 30, 2010 compared to the same period in 2009, reflecting growth of the number of unique visitors and video downloads.

In the three and nine months ended September 30, 2009, Media Pro Entertainment included only those content activities previously embedded within our broadcast operations.

IV (b) Cost of Revenues for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Cost of Revenues
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Operating costs	$29,050	$31,779	(8.6)%	(0.2)%
Cost of programming	81,658	74,304	9.9%	28.1%
Depreciation of property, plant and equipment	13,341	13,357	(0.1)%	9.6%
Amortization of broadcast licenses and other intangibles	6,996	4,707	48.6%	62.4%
Total Cost of Revenues	$131,045	$124,147	5.6%	19.9%

Index

	Cost of Revenues
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Operating costs	$83,826	$83,909	(0.1)%	3.6%
Cost of programming	268,610	221,464	21.3%	34.5%
Depreciation of property, plant and equipment	40,530	36,780	10.2%	12.2%
Amortization of broadcast licenses and other intangibles	18,690	14,790	26.4%	26.3%
Total Cost of Revenues	$411,656	$356,943	15.3%	24.2%

Our total cost of revenues for the three and nine months ended September 30, 2010 increased by US$ 6.9 million and US$ 54.7 million, or 6% and 15%, respectively, compared to the same periods in 2009. The increase in the three months ended September 30, 2010 is primarily due to our acquisition of the bTV group in Bulgaria. The increase in the nine months ended September 30, 2010 includes US$ 22.9 million related to the bTV group and reflects the impact of movements in foreign exchange rates.

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and nine months ended September 30, 2010 decreased by US$ 2.7 million and US$ 0.1 million, or 9% and 0.1%, compared to the same periods in 2009. The decrease in the three months ended September 30, 2010 is primarily due to the depreciation of our local currencies against the dollar. On a constant currency basis, operating costs decreased by 0.2% for the three months ended September 30, 2010 and increased by 4% for the nine months ended September 30, 2010 compared to the same periods in 2009. We strengthened our prime time audience shares while limiting comparable year-on-year cost increases in constant currency terms through a combination of salary constraints and the deferral of certain expenditures.

	OPERATING COSTS
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$4,131	$1,377	200.0%	227.6%
Croatia	2,214	2,703	(18.1)%	(11.3)%
Czech Republic	7,488	10,350	(27.7)%	(22.4)%
Romania	4,563	5,767	(20.9)%	(11.1)%
Slovak Republic	4,467	4,778	(6.5)%	2.8%
Slovenia	2,552	3,008	(15.2)%	(6.7)%
Total Broadcast	$25,415	$27,983	(9.2)%	(0.8)%
New Media	$731	$3,253	(77.5)%	(75.7)%
Media Pro Entertainment	$2,904	$543	Nm(1)	Nm(1)
Total Operating Costs	$29,050	$31,779	(8.6)%	(0.2)%

(1) Number is not meaningful.

Index

	OPERATING COSTS
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$8,951	$4,220	112.1%	123.1%
Croatia	7,160	7,887	(9.2)%	(5.7)%
Czech Republic	22,265	26,637	(16.4)%	(15.8)%
Romania	14,612	16,090	(9.2)%	(6.4)%
Slovak Republic	12,501	13,307	(6.1)%	-%
Slovenia	7,545	8,497	(11.2)%	(1.6)%
Total Broadcast	$73,034	$76,638	(4.7)%	(1.1)%
New Media	$2,697	$5,662	(52.4)%	(51.3)%
Media Pro Entertainment	$8,095	$1,609	Nm (1)	Nm (1)
Total Operating Costs	$83,826	$83,909	(0.1)%	3.6%

(1) Number is not meaningful.

Cost of programming:  Programming costs (including production costs and amortization of programming rights) for the three and nine months ended September 30, 2010 increased by US$ 7.4 million, or 10% and US$ 47.1 million, or 21%, respectively, compared to the same periods in 2009. On a constant currency basis, programming costs increased 28% and 35% compared to the three and nine months ended September 30, 2009, reflecting the acquisition of the bTV group, the cost of launching new channels, including MTV CZECH in November 2009, DOMA in August 2009 and TV PIKA (now POP BRIO) in September 2009, and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

	COST OF PROGRAMMING
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$10,401	$9,820	5.9%	15.6%
Croatia	5,997	6,132	(2.2)%	5.9%
Czech Republic	20,658	19,084	8.2%	17.6%
Romania	17,192	17,406	(1.2)%	11.0%
Slovak Republic	12,874	13,514	(4.7)%	4.7%
Slovenia	6,323	7,740	(18.3)%	(10.2)%
Total Broadcast	$73,445	$73,696	(0.3)%	9.5%
New Media	$1,958	$2,075	(5.6)%	2.4%
Media Pro Entertainment	$23,362	$15,390	51.8%	119.8%
Elimination	(17,107)	(16,857)	(1.5)%	(7.8)%
Total Cost of Programming	$81,658	$74,304	9.9%	28.1%

Index

	COST OF PROGRAMMING
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$29,584	$22,699	30.3%	38.9%
Croatia	22,316	20,500	8.9%	12.8%
Czech Republic	63,898	58,182	9.8%	9.7%
Romania	65,855	56,247	17.1%	18.4%
Slovak Republic	44,227	37,519	17.9%	28.4%
Slovenia	22,064	22,086	(0.1)%	6.5%
Total Broadcast	$247,944	$217,233	14.1%	18.0%
New Media	$7,107	$5,552	28.0%	35.7%
Media Pro Entertainment	$80,511	$57,621	39.7%	100.8%
Elimination	(66,952)	(58,942)	(13.6)%	(20.1)%
Total Cost of Programming	$268,610	$221,464	21.3%	34.5%

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for nine months ended September 30, 2010 increased by US$ 3.8 million or 10% compared to the same period in 2009.  On a constant currency basis, depreciation increased by 10% and 12% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, reflecting the impact of our acquisition of the bTV group in Bulgaria as well as investments in production equipment assets across all of our Media Pro Entertainment operations.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended September 30, 2010 increased by US$ 2.3 million or 49% compared to the same period in 2009, reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010 and Media Pro Entertainment in December 2009.  Total amortization of broadcast licenses and other intangibles for the nine months ended September 30, 2010 increased by US$ 3.9 million or 26% compared to the same period in 2009. On a constant currency basis, amortization of broadcast licenses and other intangibles for the three and nine months ended September 30, 2010 increased 62% and 26%, respectively, reflecting the impact of these acquisitions as well as the impairment of the remaining intangible assets of our Pro.BG business operations in the first quarter of 2009.

Index

IV (c) Selling, General and Administrative Expenses for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$2,336	$1,892	23.5%	34.9%
Croatia	1,173	1,243	(5.6)%	2.9%
Czech Republic	4,848	4,295	12.9%	0.3%
Romania	2,991	2,929	2.1%	0.8%
Slovak Republic	2,399	3,047	(21.3)%	(20.8)%
Slovenia	1,031	1,218	(15.4)%	(17.1)%
Divisional overheads	530	1,685	(68.5)%	(68.5)%
Total Broadcast	$15,308	$16,309	(6.1)%	(8.0)%
New Media	$984	$565	74.2%	87.8%
Media Pro Entertainment	$3,995	$701	Nm (1)	Nm (1)
Central	8,367	7,244	15.5%	16.1%
Total Selling, General and Administrative Expenses	$28,654	$24,819	15.5%	15.4%

(1) Number is not meaningful.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$5,025	$4,665	7.7%	13.8%
Croatia	3,795	3,296	15.1%	17.3%
Czech Republic	12,528	13,512	(7.3)%	(7.9)%
Romania	9,120	8,766	4.0%	2.4%
Slovak Republic	7,086	8,389	(15.5)%	(12.6)%
Slovenia	2,792	3,033	(7.9)%	2.3%
Divisional overheads	1,317	1,685	(21.8)%	(21.8)%
Total Broadcast	$41,663	$43,346	(3.9)%	(2.4)%
New Media	$3,626	$1,542	135.1%	140.9%
Media Pro Entertainment	$10,330	$2,120	Nm (1)	Nm (1)
Central	31,472	24,987	26.0%	26.1%
Total Selling, General and Administrative Expenses	$87,091	$71,995	21.0%	23.0%

(1) Number is not meaningful.

Index

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 increased by US$ 3.8 million and US$ 15.1 million, or 16% and 21%, respectively, compared to the same periods in 2009. Selling, general and administrative expenses include the operations of Media Pro Entertainment, which we acquired in December 2009, for the three and nine months ended September 30, 2010 and the operations of the bTV group from the date of acquisition in April 2010.

Central costs for the nine months ended September 30, 2010 increased by US$ 6.5 million, or 26% compared to the same period in 2009. Central costs for the nine months ended September 30, 2009 are stated net of other income of US$ 3.4 million arising on the assignment of our costs claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party; excluding that transaction, central costs increased by 11% reflecting an increase in staff-related costs and business development expenses.

Central costs for the nine months ended September 30, 2010 included approximately US$ 4.4 million of costs related to the acquisition of the bTV group in April 2010, while central costs for the nine months ended September 30, 2009 included approximately US$ 3.7 million of costs related to the acquisition of Media Pro Entertainment, which was completed in December 2009.

Central costs for the nine months ended September 30, 2010 and 2009 include charges of US$ 5.1 million and US$ 4.6 million, respectively, in respect of non-cash stock-based compensation (see Item 1, Note 13, “Stock-Based Compensation”).

IV (d) Impairment Charge

	Impairment Charge
	For the Nine Months Ended September 30, (US$ 000's)
	2010	2009	% Act

Impairment charge	$ -	$ 81,843	Nm(1)

(1) Number is not meaningful.

We did not recognize impairment charges in respect of goodwill, indefinite-lived intangible assets or long-lived assets in the nine months ended September 30, 2010. As we have been able to capitalize on our competitive position and the global economy has begun showing evidence of recovery, we have concluded that there were no indicators of impairment and it was not necessary to perform a new impairment review after performing our annual impairment review in the fourth quarter of 2009.

Various macro economic indicators, a reduction in the short and medium-term economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock during the first half of 2009 caused us to perform an impairment review in the first quarter of 2009. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill in the first quarter of 2009, we concluded that a charge of US$ 81.8 million was required to write down the long-lived assets in the Pro.BG asset group to US$ nil.

Index

IV (e) Operating loss for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Operating Loss
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act		% Lfl

Operating loss	$(25,345)	$(20,731)	(22.3	) %	(29.9)%

	Operating Loss
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2010	2009	% Act	% Lfl

Operating loss	$(19,026)	$(63,259)	69.9%	72.8%

Operating loss for the nine months ended September 30, 2010 decreased by US$ 44.2 million compared to the same period in 2009, primarily due to the absence of impairment charges in 2010. Operating loss for the three months ended September 30, 2010 increased by US$ 4.6 million compared to the same period in 2009 as the increases in revenues were more than offset by higher expenses, particularly in the area of programming, as we maintain our market leading positions to allow us to take advantage of future economic recovery in our markets.

Operating margin for the three and nine months ended September 30, 2010 was (19)% and (4)%, respectively, compared to (16)% and (14)%, respectively, to the same periods in 2009.

IV (f) Other income / (expense) items for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Other Income / (Expense)
	For the Three Months Ended September 30, (US$ 000's)
	2010	2009	% Act

Interest income	$542	$632	(14.2)%
Interest expense	(31,588)	(27,237)	16.0%
Foreign currency exchange gain, net	62,009	33,149	87.1%
Change in fair value of derivatives	(1,229)	(3,259)	(62.3)%
Other income	1	26	Nm (1)
Provision for income taxes	(973)	(937)	3.8%
Discontinued operations, net of tax	-	(5,937)	Nm (1)
Noncontrolling interest in (income) / loss of consolidated subsidiaries	(1)	2,744	Nm (1)
Currency translation adjustment, net	154,030	53,164	189.7%

(1) Number is not meaningful.

Index

	Other Income / (Expense)
	For the Nine Months Ended September 30, (US$ 000's)
	2010	2009	% Act

Interest income	$1,722	$2,053	(16.1)%
Interest expense	(94,288)	(70,923)	32.9%
Foreign currency exchange gain, net	23,842	115,922	(79.4)%
Change in fair value of derivatives	(2,261)	(4,444)	(49.1)%
Other (expense) / income	(200)	246	(181.3)%
Provision for income taxes	(1,271)	(298)	Nm (1)
Discontinued operations, net of tax	(3,922)	(28,425)	86.2%
Gain on disposal of discontinued operations	217,619	-	Nm (1)
Noncontrolling interest in loss of consolidated subsidiaries	4,076	7,221	(43.6)%
Currency translation adjustment, net	21,516	(47,265)	145.5%

(1) Number is not meaningful.

Interest income for the nine months ended September 30, 2010 decreased by US$ 0.3 million compared to the nine months ended September 30, 2009, primarily as a result of a reduction in interest rates and our maintaining a lower average cash balance.

Interest expense for the nine months ended September 30, 2010 increased by US$ 23.4 million compared to the same period in 2009, primarily as a result of an increase in our average borrowings and the interest rate applicable thereon as well as movements in foreign exchange rates.

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

During the nine months ended September 30, 2010, we recognized a net gain of US$ 23.8 million comprised of transaction losses of US$ 10.7 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 45.0 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2010 and September 30, 2010 and transaction losses of US$ 10.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the nine months ended September 30, 2009, we recognized a net gain of US$ 115.9 million comprised of transaction gains of US$ 162.9 million relating to the revaluation of intercompany loans;  transaction losses of approximately US$ 28.3 million on the Senior Notes and US$ 22.4 million on our other loans due to the weakening of the dollar against the Euro between January 1, 2009 and September 30, 2009; and transaction losses of US$ 3.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the nine months ended September 30, 2010, we recognized a loss of US$ 1.4 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a US$ 2.0 million gain as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business (see Item 1, Note 3, “Acquisitions and Disposals”). We also recognized a loss of US$ 2.9 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 compared to a total derivative loss of US$ 4.4 million for the nine months ended September 30, 2009 (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Index

Provision for income taxes:  The provision for income taxes for the nine months ended September 30, 2010 was a net charge of US$ 1.3 million which reflects losses in respect of which we have set up valuation allowances. The provision for income taxes for the nine months ended September 30, 2009 was a net charge of US$ 0.3 million, which included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria. The benefit from this impairment, which was relieved at the Bulgarian tax rate of 10%, was offset by profits taxed at higher tax rates. The provision for income taxes for September 30, 2009 also benefited from the release of valuation allowances as we utilized brought forward losses.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

Discontinued operations, net of tax:  On April 7, 2010, we completed the sale of our operations in the Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and member of our Board of Directors, for total consideration of US$ 308.0 million, resulting in a net gain of US$ 217.6 million. The results of the Ukraine operations have therefore been treated as discontinued operations for each period presented. See Item 1, Note 17, “Discontinued Operations” for additional information.

Noncontrolling interest in (income) / loss of consolidated subsidiaries:  For the nine months ended September 30, 2010, we recognized income of US$ 4.1 million in respect of the noncontrolling interest in consolidated subsidiaries, compared to income of US$ 7.2 million for the nine months ended September 30, 2009, reflecting additional losses of our Pro.BG business operations which were offset by income generated by the bTV group.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar appreciated against the majority of the functional currencies of our operations during the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we recognized a gain of US$ 21.5 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 47.3 million in the nine months ended September 30, 2009, which included a loss of US$ 95.1 million on the revaluation of an intercompany loan to our Czech Republic operations that was previously considered to be long term in nature.  Since February 19, 2009, any exchange difference arising on the revaluation of that loan has been recognized in the consolidated statement of operations.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and September 30 in 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Bulgarian Lev	5%	(5)%
Croatian Kuna	5%	(5)%
Czech Koruna	(2)%	(11)%
Euro	6%	(5)%
New Romanian Lei	6%	1%

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

IV (h) Condensed consolidated balance sheet as at September 30, 2010 compared to December 31, 2009

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2010	December 31, 2009	Movement

Current assets	$644,887	$881,461	(26.8)%
Non-current assets	2,395,742	1,991,326	20.3%
Current liabilities	232,008	352,118	(34.1)%
Non-current liabilities	1,498,500	1,348,829	11.1%
CME Ltd. shareholders’ equity	1,289,767	1,177,589	9.6%
Noncontrolling interests in consolidated subsidiaries	20,354	(5,749)	Nm(1)
(1) Number is not meaningful.

Current assets:  Current assets at September 30, 2010 decreased US$ 236.6 million compared to December 31, 2009, primarily as a result of the acquisition of the bTV group and the disposal of our operations in Ukraine.

Non-current assets:  Non-current assets at September 30, 2010 increased US$ 404.4 million compared to December 31, 2009, primarily due to the recognition of goodwill and intangible assets on the acquisition of the bTV group in April 2010 (see Part 1, Note 3, “Acquisitions and Disposals“).

Current liabilities:  Current liabilities at September 30, 2010 decreased US$ 120.1 million compared to December 31, 2009 primarily as a result of the repayment of amounts outstanding under terminated credit facilities in the Czech Republic and Slovenia.

Non-current liabilities:  Non-current liabilities at September 30, 2010 increased US$ 149.7 million compared to December 31, 2009, primarily as a result of the drawdown on the CZK 2.8 billion Erste Facility, which has been classified in its entirety as a non-current liability as a result of us successfully refinancing the facility in October 2010 (see Part 1, Note 5, “Long-term Debt and Other Financing Arrangements, Note 21, “Subsequent Events” and  V (d) “Cash Outlook”) and a US$ 15.6 million increase in the carrying value of our Convertible Notes as a result of the accretion of the debt issuance discount. The increases were partially offset by a US$ 45.0 million decrease in the carrying value of our Senior Notes as a result of the movement in the spot rate between January 1, 2010 and September 30, 2010.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased US$ 112.2 million compared to December 31, 2009.  We recognized net income of US$ 126.3 million for the nine months ended September 30, 2010, as well as an increase in other comprehensive income of US$ 20.8 million due to the overall impact of the strengthening dollar on our foreign currency denominated assets. The increase in CME Ltd. shareholders’ equity was partially offset by the acquisition of the noncontrolling interests and the restructuring of our Bulgaria operations (see Item 1, Note 3, ”Acquisitions and Disposals”). We also recognized a stock-based compensation charge of US$ 5.1 million in the nine months ended September 30, 2010.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at September 30, 2010 increased US$ 26.1 million compared to December 31, 2009, primarily due to the restructuring of our Bulgaria operations. We also acquired the remaining ownership interests in Pro TV, MPI and MV from Adrian Sarbu, our President and, Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each of these companies to 100.0%. See Item 1, Note 3, “Acquisitions and Disposals” for additional information.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents decreased by US$ 143.0 million during the nine months ended September 30, 2010.  The change in cash and cash equivalents is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2010	2009
Net cash (used in) / generated from continuing operating activities	$(41,439)	$5,546
Net cash used in continuing investing activities	(443,748)	(42,350)
Net cash received from continuing financing activities	43,040	492,186
Net cash used in discontinued operations – operating activities	(5,921)	(21,701)
Net cash generated from / (used in) discontinued operations – investing activities	307,790	(1,509)
Net cash used in discontinued operations – financing activities	-	(21,880)
Impact of exchange rate fluctuations on cash	(2,771)	13,340
Net (decrease) / increase in cash and cash equivalents	$(143,049)	$423,632

Operating Activities

Cash generated from continuing operations in the nine months ended September 30, 2010 decreased from an inflow of US$ 5.5 million to an outflow of US$ 41.4 million, reflecting the continued impact of the market slowdown on the level of cash generated by our operations.  We continued to generate positive cash flow in our broadcast and new media operations in the Czech Republic, Romania and Slovenia, which was partially offset by the negative cash flows of our broadcast and new media operations in Bulgaria, Croatia, and the Slovak Republic. We also paid interest of US$ 86.4 million on our Senior Notes and Convertible Notes in the nine months ended September 30, 2010 compared to US$ 42.7 million in the nine months ended September 30, 2009.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2010 increased from US$ 42.4 million to US$ 443.7 million. Our investing cash flows in the nine months ended September 30, 2010 primarily comprised US$ 409.9 million relating to the acquisition of the bTV group and US$ 32.5 million relating to capital expenditures. Our investing cash flows in the nine months ended September 30, 2009 primarily comprised capital expenditures of US$ 32.0 million.

Financing Activities

Cash received from financing activities in the nine months ended September 30, 2010 was US$ 43.0 million compared to US$ 492.2 million in the nine months ended September 30, 2009.  The amount of net cash received in the nine months ended September 30, 2010 reflects the drawdown of the CZK 2.8 billion (approximately US$ 150.4 million) Erste Facility, the repayment of CZK 1.45 billion (approximately US$ 78.1 million at the date of repayment) of credit facilities, the repayment of the revolving facility of EUR 22.5 (approximately US$ 30.2 million at the date of repayment) and US$ 6.5 million paid in connection with the acquisitions of noncontrolling interests (see Item 1, Note 3, “Acquisitions and Disposals“). The amount of cash received in the nine months ended September 30, 2009 reflects the issuance of 19.0 million shares of our common stock to Time Warner Media Holdings B.V. for the aggregate offering price of US$ 234.4 million, net of fees, the draw down of our revolving credit facilities to maximize liquidity and the issuance of EUR 440.0 million (approximately US$ 644.3 million at the date of issuance) of 2009 Fixed Rate Notes.

Index

Discontinued Operations

Our former Ukraine operations, which were sold on April 7, 2010, incurred an operating cash outflow of US$ 5.9 million in the nine months ended September 30, 2010, compared to US$ 21.7 million in the nine months ended September 30, 2009.

Net cash generated from investing activities in the nine months ended September 30, 2010 was US$ 307.8 million, which primarily represents the cash proceeds from the sale of our former Ukraine operations.

Net cash used in financing activities in the nine months ended September 30, 2009 primarily represents the US$ 22.0 million paid in connection with the buyout of a partner in our former operations in Ukraine.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months and we do not anticipate additional cash requirements in the near future, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

Our ongoing source of cash at the operating stations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of September 30, 2010 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,451,947	$13,552	$475,051	$206,911	$756,433
Long-Term Debt – interest (1)	432,342	106,511	178,321	133,694	13,816
Unconditional Purchase Obligations	434,446	111,436	276,703	46,307	-
Operating Leases	30,651	6,126	8,607	8,124	7,794
Capital Lease Obligations	5,245	1,279	1,524	1,221	1,221
Other Long-Term Obligations	47,507	8,037	15,498	15,981	7,991
Unrecognized Tax Benefits	987	443	544	-	-
Total Contractual Obligations	$2,403,125	$247,384	$956,248	$412,238	$787,255

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Index

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at September 30, 2010.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At September 30, 2010, we had commitments in respect of future programming of US$ 428.9 million. This includes contracts signed with license periods starting after September 30, 2010.

Other Long-term Obligations

Other long-term obligations include US$ 47.5 million of digital transmission commitments.

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

V (d) Cash Outlook

Since 2005, our broadcast operations in the Czech Republic, the Slovak Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. However, we still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at September 30, 2010, we had US$ 326.4 million available in cash and credit facilities, including uncommitted overdraft facilities.

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of any economic recovery in our markets. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans, limiting the amount of cash spent on our Unrestricted Subsidiaries and increasing our cash resources, through additional debt facilities, refinancing of existing credit facilities and the issuance of equity.

Unrestricted Subsidiaries

In 2009, our Unrestricted Subsidiaries required significant cash support. We have taken two strategic actions to substantially reduce this need for cash support. On April 7, 2010, we completed the sale of our former Ukraine operations for total proceeds of US$ 308.0 million and on April 19, 2010, we completed the acquisition of the bTV group in Bulgaria for total cash consideration of US$ 413.1 million. We received a working capital refund of US$ 3.2 million in the three months ended September 30, 2010 resulting in a purchase price for the bTV group of US$ 409.9 million. For more information, see Item 1, Note 3, “Acquisitions and Disposals”. As a result, despite the net cash outflow of US$ 101.9 million resulting from these transactions, we have significantly improved our OIBDA and our operating cash flows.

Improving our liquidity position and extending the maturity of our debt

As of September 30, 2010, the principal amount of our Senior Notes and Convertible Notes together represented 87.1% of the total principal amount of our total debt outstanding.  None of this debt matures before March 2013. On October 21, 2010, we repaid in full the Erste Facility, which had scheduled repayments of debt before 2013 and was due to mature in 2012 (see discussion below and Part 1, Note 21, “Subsequent Events”).

Index

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures covering our Senior Notes). The indentures governing the Floating Rate Notes (the “2007 Indenture”) and the 2009 Fixed Rate Notes (the “2009 Indenture”) each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of September 30, 2010, our Coverage Ratio was 1.2 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 341.2 million) pursuant to “baskets” set forth in the 2009 Indenture and the 2007 Indenture. At September 30, 2010, our credit facilities in the Czech Republic and Romania accounted for US$ 175.0 million of this amount. Irrespective of the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

On October 19, 2010, we repurchased approximately US$ 46.0 million principal amount of our indebtedness, consisting of i) US$ 34.8 million principal amount of the Convertible Notes purchased at 88.25% of par, ii) EUR 2.0 million (approximately US$ 2.8 million) principal amount of the Floating Rate Notes purchased at 81.75% of par and iii) EUR 6.0 million (approximately US$ 8.4 million) principal amount of the 2009 Fixed Rate Notes purchased at 102.5% of par, plus accrued and unpaid interest on each such series of notes.

On October 21, 2010, CET 21 issued and sold EUR 170.0 million (approximately US$ 237.5 million) of 9.0% Senior Secured Notes (the “2010 Fixed Rate Notes”) pursuant to an indenture (the “2010 Indenture”). The 2010 Fixed Rate Notes are guaranteed by CME Ltd. and certain of our subsidiaries. CET 21 received net proceeds of EUR 163.8 million (approximately US$ 228.8 million) after deducting expenses. The 2010 Fixed Rate Notes pay interest semi-annually at a rate of 9.0% per year beginning May 1, 2011, and will mature on November 1, 2017. Under the 2010 Indenture, we are subject to certain covenants, including covenants that limit our ability to incur additional indebtedness, pay dividends or other distributions, make certain types of investments, create liens, enter into transactions with affiliates and restrict the ability of our subsidiaries to pay dividends. CET 21 is also subject to certain covenants, including a covenant that limits its ability to incur additional indebtedness. The 2010 Fixed Rate Notes are also subject to a mandatory option to repurchase under certain circumstances, including certain types of changes in control and asset dispositions and subject to redemption after certain changes in tax laws relating to 2010 Fixed Rate Notes. CET 21 also has rights to redeem the 2010 Fixed Rate Notes, which may be subject to a premium over the issue price (see Part 1, Note 21, “Subsequent Events”).

On October 21, 2010, a portion of the net proceeds of the 2010 Fixed Rate Notes was used to repay in full the principle outstanding under our Erste Facility (approximately US$ 159.4 million at the date of repayment), plus accrued interest and break costs.

On October 21, 2010, CET 21 also entered into a five-year CZK 1.5 billion (approximately US$ 85.4 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS, as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V. and Markiza, as the original guarantors. The revolving credit facility decreases to CZK 750.0 million (approximately US$ 42.7 million) on the fourth anniversary of the signing date. Interest under the facility is calculated at a rate per annum of 4.50% above PRIBOR for the relevant interest period. Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. Prior to CET 21’s utilizing the secured revolving credit facility, we are required to have repurchased not less than US$ 100.0 million of our long-term indebtedness subsequent to September 30, 2010.

We intend to continue to opportunistically repurchase our indebtedness should such opportunities appear attractive to us.

Increasing our financing flexibility

For the purposes of the 2009 Indenture and the 2007 Indenture, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprised our former Ukraine and then existing Bulgaria operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative results of our Bulgaria operations and our former Ukraine operations for purposes of determining our capacity to incur indebtedness under our Senior Notes. Similarly, as the cash flows of our Restricted Subsidiaries recover, our ability to raise additional debt financing should improve commensurately, unimpeded by any continuing negative results in our Unrestricted Subsidiaries.  As of September 30, 2010, our Unrestricted Subsidiaries consist of those subsidiaries that comprise the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, and, following the disposal of our former operations in Ukraine in April 2010, CME Austria GmbH (formerly CME Ukraine Holding GmbH).

Index

Because our coverage ratio at September 30, 2010 was below 2.0 times, under the covenants in the 2009 Indenture and the 2007 Indenture, we are restricted from making payments or investments from our Restricted Subsidiaries totaling more than EUR 80.0 million (approximately US$ 109.2 million) to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries if our Coverage Ratio is below 2.0 times.

The funding needs of our Unrestricted Subsidiaries have reduced substantially as a result of our acquisition of the bTV group (see Item 1, Note 3, “Acquisitions and Disposals”). We expect that the total cash balance remaining in the Development Financing Holding Company and CME Austria GmbH (US$ 114.9 million at September 30, 2010) is significantly more than will be required by the Pro.BG business in Bulgaria until full integration of the Pro.BG business with the bTV group is complete. Our indentures do not prohibit the transfer of funds from Unrestricted Subsidiaries to Restricted Subsidiaries. Following the disposal of our operations in Ukraine, we have transferred US$ 72.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary.

Credit ratings and future debt issuances

Our credit ratings were upgraded following the closing of the acquisition of the bTV group and the sale of the Ukraine operations. Following a change to our rating outlook on September 9, 2010, our corporate credit is currently rated as B2 with a negative outlook by Moody’s Investors Services. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $100.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.

The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and we believe that we can still access the debt capital markets in order to refinance any combination of our existing debt.

S&P and Moody’s have rated our outstanding debt instruments and our corporate credit as follows as of October 14, 2010:

	Senior and Convertible Notes	Senior Secured Notes	Corporate	Outlook
S&P	B-	B	B	stable
Moody’s	B3	Ba3	B2	negative

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 12.7 times at September 30, 2010 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (excluding stock based compensation, our former Ukraine operations and including pro forma twelve-month operations of the bTV group) (“pro forma OIBDA”). As of September 30, 2010, our total gross debt of US$ 1,469.6 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 115.6 million and the ratio of Net Debt/pro forma OIBDA was 10.1 at September 30, 2010.

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

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013, to convert CZK 1.5 billion (approximately US$ 83.2 million) of the Erste Facility from a floating rate of three month PRIBOR (plus margin) to a fixed interest rate of 2.730% per annum (plus margin) (see Item 1, Note 11 “Financial Instruments and Fair Value Measurements”). The notional amounts swapped decline in line with the planned amortization of the loan and extension option. This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

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

Index

V (e) Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Current Report on Form 8-K filed on October 8, 2010.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Foreign Currency Exchange Risk Management

We conduct business in a number of foreign currencies. In addition, our Senior Notes and our 2010 Fixed Rate Notes are denominated in Euros. The Secured Revolving Credit Facility, when drawn, will be denominated in Czech koruna. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements have on our costs and on the cash flows we receive from certain subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the exchange rate exposure on the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into dollars or, when drawn, the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of CME Ltd.’s local operations and the dollar.

We have entered into currency swap agreements with two counterparties to reduce our exposure to movements in certain foreign exchange rates (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Index

Interest Rate Risk Management

We are party to an interest rate swap agreement intended to reduce our exposure to interest rate movements (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

As of September 30, 2010, approximately 25% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at September 30, 2010

Expected Maturity Dates	2010	2011	2012	2013	2014	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	440,000
Average interest rate (%)	-	-	-	-	-	11.63%
Variable rate	-	-	-	-	150,000	-
Average interest rate (%)	-	-	-	-	2.60%	-

Total debt in US$ (000's)
Fixed rate	-	-	-	475,000	-	-
Average interest rate (%)	-	-	-	3.50%	-	-
Variable rate	-	-	-	-	-	2,800,000	1
Average interest rate (%)	-	-	-	-	-	6.11%

Variable Interest Rate Sensitivity as at September 30, 2010

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at September 30, 2010 (US$ 000's)	Interest Rate as at September 30, 2010	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

204,747 (EUR 150.0 million)	2.60%	5,327	7,374	9,421	11,468	13,515	15,562
155,340 (CZK 2,800 million)	6.11%	9,491	11,045	12,599	14,153	15,707	17,261
Total		14,818	18,419	22,020	25,621	29,222	32,823
_________________________
1 The entire CZK 2.8 billion Erste Facility has been reclassified as a non-current liability as at September 30, 2010 as it was successfully repaid in full in October 2010 using the proceeds from the issuance of the 2010 Fixed Rate Notes which mature in 2017 (see Part 1, Note 21” Subsequent Events” ).

Index

Item 4.  Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation that arises in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation which could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. We do not believe it is likely that we will be required to make any further payment.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which have remained in recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in certain of our operating countries have reached the bottom, any recovery in these countries could be uneven or slow to gain momentum, and indications are that any economic recovery in our markets will generally lag behind Western Europe.  We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery in our markets will continue to adversely affect our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate almost all of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Index

Our debt service may restrict our ability to fund our operations.

We have significant debt service obligations under the Senior Notes and the Convertible Notes. In addition, CME Ltd. and certain of our wholly-owned subsidiaries serve as guarantors of the Secured Revolving Credit Facility and the 2010 Fixed Rate Notes, the proceeds of which were used to fully repay the Erste Facility on October 21, 2010. As a result of these debt service obligations, we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. In addition, the covenants contained in the indentures governing the Senior Notes and the 2010 Fixed Rate Notes, and in the agreement governing the Secured Revolving Credit Facility, restrict the manner and extent to which we can provide financial support to certain of our subsidiaries. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

We may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

Our ability to meet our future capital requirements is based on our expected cash resources, including debt facilities, as well as estimates of future operating results. These expectations and assumptions are based on a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the 2010 Fixed Rate Notes, the Senior Notes, the Convertible Notes and, when drawn, the Secured Revolving Credit Facility. Furthermore, if our cash flows from operations continue to be insufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.

The tightness of the credit markets and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indenture governing the 2010 Fixed Rate Notes (the “2010 Indenture”), the 2009 Indenture, the 2007 Indenture and the agreement governing the Secured Revolving Credit Facility. Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing indebtedness and we may not be able to obtain favorable refinancing terms.

We face the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. CET 21 has a CZK 300.0 million (US$ 16.6 million) factoring facility, which is available until September 30, 2011, and the Convertible Notes mature in 2013. If we were unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

Index

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Following a change to our rating outlook on September 9, 2010, our corporate credit is currently rated as B2 with a negative outlook by Moody’s Investors Services. Our Senior Notes and Convertible Notes are rated B and our corporate credit is rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded further. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

If our goodwill, indefinite lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate, or discount rates increase, may be required to recognize impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The 2010 Fixed Rate Notes and the Senior Notes are denominated in Euros. The Secured Revolving Credit Facility, when drawn, will be denominated in Czech koruna. We have not attempted to hedge the foreign exchange exposure on the principal amount of the 2010 Fixed Rate Notes and the Senior Notes, and we do not intend to hedge the foreign exchange exposure on the outstanding amounts due under the Secured Revolving Facility. We may continue to experience significant gains and losses on the translation of our revenues, the 2010 Fixed Rate Notes, the Senior Notes or, when drawn, the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

A default under our obligations under the 2010 Fixed Rate Notes, the Senior Notes or, when drawn, the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the 2007 Indenture, the 2009 Indenture, the 2010 Indenture  and the Secured Revolving Credit Facility, we have pledged shares in Central European Media Enterprises N.V. and CME Media Enterprises B.V., which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the 2010 Indenture and the Secured Revolving Credit Facility, we have pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures or the Secured Revolving Credit Facility, the trustees under 2007 Indenture, the 2008 Indenture, the 2009 Indenture and the security agent in respect of the 2010 Indenture and the Secured Revolving Credit Facility would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

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

Our business and operations have grown in part through acquisitions, including our acquisition of Media Pro Entertainment in December 2009 and the bTV group in April 2010. While we continue to explore acquisition opportunities, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters or other media businesses may reduce the number of potential acquisitions that are available on acceptable terms.

As we succeed in acquiring new businesses, their integration into our existing operations pose significant risks, including:

•	additional demands placed on our senior management, who are also responsible for managing our existing operations;
•	increased overall operating complexity of our businesses, requiring greater personnel and other resources;
•	difficulties in expanding beyond our core expertise in the event that we acquire ancillary businesses;
•	significant initial cash expenditures to acquire and integrate new businesses; and
•
in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under the indentures governing our 2010 Fixed Rate Notes, Senior Notes or under the Secured Revolving Credit Facility.

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

Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels. Our expenditure in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming as well as to write down the value of such underperforming programming. Any increase in programming costs or write downs could have a material adverse effect on our financial condition, results of operations and cash flows.

Index

The transition to digital broadcasting may require substantial additional investments and the timing of such investments is uncertain.

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for digital switchover with its own timeframe and regulatory and investment regime. The specific timing and approach to implementing such plans is subject to change. We cannot predict the effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any additional channels if such additional rights or licenses should be required under any relevant regulatory regime. We may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution rights for content we broadcast. We may not have access to resources sufficient to make such investments when required.

Our businesses are vulnerable to significant changes in technology that could adversely affect us.

The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources on the implementation of new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in concluding transactions on less favorable terms than could be obtained in arms-length transactions.

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer, member of our Board of Directors, and a shareholder, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media related companies. For example, following the completion of the acquisition of Media Pro Entertainment in December 2009, Mr. Sarbu continues to own or control entities involved in print media, internet services and news syndication services, among others. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing our 2010 Fixed Rate Notes and our Senior Notes. Any related party transaction that is entered into on terms that are not arm’s length may result in a negative impact on our financial position, results of operations and cash flows.

Index

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our analog broadcasting licenses expire at various times between July 2012 through 2025. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.

Our revenue generating operations are located in Central and Eastern Europe. These markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations. The loss of a material business would have an adverse impact on our financial position, results of operations and cash flows.

Our success depends on attracting and retaining key personnel.

Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the media industry and have made an important contribution to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our businesses, results of operations and cash flows.

Index

Risks Relating to Enforcement Rights

We are a Bermuda company and enforcement of civil liabilities and judgments may be difficult.

CME Ltd. is a Bermuda company; substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States.  In addition, several of our directors and all of our officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States.  As a result, investors may be unable to affect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws.  There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (i) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (ii) in original actions brought in such countries, liabilities against us or such persons predicated upon the United States federal and state securities laws.

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

Risks Relating to our Common Stock

The holders of shares of our Class B common stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders.

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of September 30, 2010, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 67.9% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at October 25, 2010, we have a total of 2.5 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding.  An affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group, holds 3,500,000 unregistered shares of Class A common stock that were issued in 2005 and in 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, a member of our Board of Directors, for which he has registration rights. Adrian Sarbu beneficially owns 3,000,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to the shares of Class A common stock.

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

Date: October 27, 2010	/s/ David Sach
David Sach
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

Index

EXHIBIT INDEX

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