Form 10-K
period 2010-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2011-02-23
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing sale price of US$ 19.90 of the registrant’s Common Stock, as reported by the Nasdaq Global Select Market on such date) was approximately US$ 0.8 billion.

Number of shares of Class A Common Stock outstanding as of February 18, 2011:  56,878,489

Number of shares of Class B Common Stock outstanding as of February 18, 2011:   7,490,936

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in Which Document is Incorporated
Registrant’s Proxy Statement for the 2011 Annual General Meeting of Shareholders	Part III

Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates.  All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvnia, all references to “Euro” or “EUR” are to the European Union Euro and all references to “GBP” or “£” are to British pounds.  The exchange rates as of December 31, 2010 used in this report are BGN/US$ 1.47; HRK/US$ 5.52; CZK/US$ 18.75; RON/US$ 3.20; EUR/US$ 0.75 and GBP/US$ 0.64.

The term “Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2009 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2010 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol s.r.o. (“CET 21”); the term “Senior Notes” refers collectively to the Floating Rate Notes, 2009 Fixed Rate Notes and 2010 Fixed Rate Notes; the term “2011 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2008 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2008 Convertible Notes and the 2011 Convertible Notes. The term “Erste Facility” refers to the up to CZK 3.0 billion facility agreement dated December 21, 2009 among CET 21, Erste Group Bank AG as arranger, Ceska Sporitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas, S.A. as original lenders, which was repaid in full on October 21, 2010. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 spol s r.o. with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and CME Ltd. and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under “Risk Factors” as well as the following: the effect of the economic downturn in our markets and the extent and timing of any recovery; the extent to which our debt service obligations restrict our business; decreases in TV advertising spend and the rate of development of the advertising markets in the countries in which we operate; our ability to make future investments in television broadcast operations; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART 1

ITEM 1.	BUSINESS

CME is an integrated media company operating leading broadcast, content and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments: Broadcast, New Media and Media Pro Entertainment.  The new business segments reflect how CME’s operations are managed and the structure of our internal financial reporting. CME content is critical to maintaining our leadership positions in our broadcasting operations and expanding our new media operations. We have concentrated our creative resources to develop some of the most popular original content for distribution across the entire spectrum of existing and emerging platforms to bring greater diversification of revenues. Content is a core asset and ownership of it is the cornerstone of our strategy to monetize our content across multiple distribution platforms.

 General market information

We operate mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.  All of these countries are members of the European Union (the “EU”) except for Croatia, which is an accession candidate country.  These emerging economies have adopted Western-style democratic forms of government within the last twenty years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our countries converge with more developed nations and their economic and commercial infrastructures continue to develop, the business risks of operating in these countries will continue to decline.  We also have broadcast operations in Moldova (since January 2011) and content distribution operations in Hungary.  Our operations in these countries are immaterial in comparison with our other operations.

The following table shows the per capita nominal gross domestic product (“GDP“) (i.e., at current prices) at constant exchange rates for the markets of Central and Eastern Europe in which we operate and for a combined group of developed markets comprised of Austria, France, Germany, Spain, the United Kingdom and the United States (collectively, the “developed markets”). GDP is a measure of economic activity and represents the estimated total value of final goods and services produced by a country in a specified period.

	2010	2009	2008	2007	2006	2005
CME markets	$11,737	$11,329	$11,699	$10,485	$9,271	$8,294
growth rate	4%	(3%)	12%	13%	12%	9%
Developed markets	$42,779	$41,605	$42,853	$42,207	$40,457	$38,557
growth rate	3%	(3%)	2%	4%	5%	5%

Source: IHS Global Insight

The following table shows the ratio of combined per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of per capita nominal GDP at PPP	2010	2009	2008	2007	2006	2005
CME markets as a % of developed markets	41%	41%	42%	40%	38%	36%

Source: IHS Global Insight

The above two tables show that the level of per capita nominal GDP in our markets was converging towards the level of the developed markets up until 2008, when the recent recession impacted our markets to a greater extent than the developed markets. We believe that convergence of GDP in our markets with the developed markets will resume as growth returns. As our markets grow, the level of disposable income of the population increases, which provides an incentive for advertisers to advertise their products.

The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2010	2009	2008	2007	2006	2005
CME markets	$40	$43	$57	$52	$46	$40
Growth rate	(5%)	(26%)	10%	13%	15%	11%
Developed markets	$368	$362	$397	$411	$404	$383
Growth rate	2%	(9%)	(3%)	2%	6%	4%
Source: CME estimates, Group M, IHS Global Insight

The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was also converging until 2008 and had risen to a weighted average level in our markets of 0.49% in 2008, compared to 0.93% in the developed markets. Due to the recent period of advertising market decline, the weighted average advertising intensity in CME markets has fallen to 0.34% in 2010, compared to 0.86% in the developed markets. We expect advertising intensity to begin converging again as our markets grow faster than the developed markets. Furthermore, we expect the rate of increase to be greater in the first years of recovery as our markets resume growth from a lower base.

The convergence of advertising intensity is driven by several factors, including the introduction of  premium products into the market by new or existing advertisers aiming to capture increased consumer disposable income. In the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spend. In the markets in which we operate, the advertising of food, beverages, detergents and other basic products is the main source of advertising revenues.

The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2010:

Mix of advertised products	CME markets	Developed markets
Premium	30%	65%
Basic	68%	29%
Other	2%	6%

Source: CME estimates, GroupM

Similar to the trends described above, we have seen the proportion of premium goods advertised in our markets gradually increase over time until 2008.

During the recent period of TV advertising spend decline in our markets, we saw a decrease in the proportion of advertising revenues from premium products caused by a weakening of consumer demand for such products in the recessionary period.  We believe this is a temporary reversal of the longer-term historic trend.  In those markets where TV advertising growth has already returned we have started to see an increase in the level of interest from advertisers of premium products and expect the historic trend to resume as our markets recover.

The following table shows TV advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates.

TV advertising spend per capita US$	2010	2009	2008	2007	2006	2005
CME markets	$21	$22	$29	$25	$22	$18
Growth rate	(4)%	(24%)	13%	17%	17%	12%
Developed markets	$140	$134	$146	$147	$150	$142
Growth rate	4%	(8%)	(1%)	(2%)	6%	1%

Source: CME estimates, Group M, IHS Global Insight.

The preceding tables indicate that TV advertising spend in our markets has historically grown at a faster rate than total advertising until 2008, when the recent recession started to take hold.  This is because TV advertising spend has grown as a percentage of total advertising spend in our markets, as shown below.  Furthermore, since television was commercialized in our markets at the same time as other forms of media, TV advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers and magazines and radio were established as advertising media well before the advent of television.

The following tables show TV and internet advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising as a % of total advertising spend	2010	2009	2008	2007	2006	2005
CME markets	56%	52%	50%	49%	48%	50%
Developed markets	38%	37%	37%	36%	37%	37%
Source: CME estimates, Group M

Internet advertising as a % of total advertising spend	2010	2009	2008	2007	2006	2005
CME markets	9%	8%	6%	5%	4%	3%
Developed markets	20%	18%	21%	13%	10%	8%
Source: Group M

As shown above, both TV and internet advertising have grown overall at the expense of print and radio advertising (the other primary components of the total advertising market) in our markets during the last five years.  We believe that this trend will continue because of the greater reach and better measurement capabilities of TV and internet advertising, which make these mediums more effective to advertisers compared to print and radio.  Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media and the internet is attractive because of its highly effective measurement capabilities.

In summary, we expect the economies of the countries in which we operate in to resume their convergence with more developed markets, particularly Western Europe, resulting in higher GDP per capita growth in our markets compared to that of the developed markets. We expect advertising intensity in our markets to also continue its pattern of convergence and reach its previous high of 0.49% and beyond in the next few years. Furthermore, we expect TV and internet advertising spend to continue to grow in relation to total advertising spend, resulting in significantly higher TV and internet advertising spend growth in our markets compared to the developed markets.

BROADCAST

Our broadcast segment consists of 23 television channels reaching an aggregate of approximately 47.1 million people in six countries with a combined population of approximately 50.4 million.

In Bulgaria, we operate one general entertainment channel (BTV), four other channels (BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, formerly PRO.BG) and several radio channels.

In Croatia, we operate one general entertainment channel (NOVA TV) and one other channel (DOMA (Croatia)) which was launched in January 2011.

In the Czech Republic, we operate one general entertainment channel (TV NOVA) and three other channels (NOVA CINEMA, NOVA SPORT and MTV CZECH). NOVA SPORT and MTV CZECH are also broadcast in Slovakia.

In Romania, we operate two general entertainment channels (PRO TV and ACASA), three other channels (PRO CINEMA, SPORT.RO and MTV ROMANIA), and an international channel (PRO TV INTERNATIONAL), as well as a general entertainment channel broadcasting in Moldova (PRO TV CHISINAU) which was acquired in January 2011 (see Part II, Item 8, Note 22, “Subsequent Events”).

In the Slovak Republic, we operate one general entertainment channel (TV MARKIZA) and one other channel (DOMA (Slovak Republic)).

In Slovenia, we operate two general entertainment channels (POP TV and KANAL A) and one other channel (POP BRIO, formerly TV PIKA).

Our goal in Broadcasting is to maintain and increase our audience leadership in each of our markets in order to implement our pricing policy and maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of strong television channels.

Distribution

Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analogue, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.

The following table shows the technical reach of our main general entertainment television channels as of December 31, 2010.

Country	Technical Reach (%) (1)
Bulgaria	100.0%
Croatia	99.0%
Czech Republic	99.1%
Romania	95.6%
Slovak Republic	99.1%
Slovenia	97.2%

(1) Source: TNS, AGB Nielsen Media Research , ATO- Mediaresearch, GFK Romania , TNS / PMT SK , AGB Nielsen Media Research

As the distribution platforms in our region develop and become more diversified, our television channels and own content will reach viewers through new distribution offerings, such as internet TV, portable media and mobile TV.

Programming

Our programming strategy for our Broadcast segment is tailored to match the expectations of key audience demographics by scheduling and marketing an optimal mix of programs in a cost effective manner. The programming that we provide drives our audience shares and ratings1 and consists of locally-produced news and current affairs, fiction and reality and entertainment shows and acquired foreign movies and series and sports programming. We focus our programming investment resources on securing a leading position during prime time, where the majority of advertising revenues are delivered, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time.

The tables below provide a comparison of all day and prime time audience shares in the target demographic of our leading channels in the six countries in which we operate to the primary channels of our main competitors:

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Bulgaria	BTV	CME	34.7%	42.4%
(18-49)	NOVA TV	MTG	15.1%	16.9%
	BNT 1	Public television	7.7%	8.2%
Source: TNS

Including our other four channels, the combined all day and prime time audience shares of our Bulgaria Broadcast operations in 2010 was 42.8% and 49.4%, respectively.

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Croatia	Nova TV (Croatia)	CME	24.6%	29.5%
(18-54)	RTL	RTL	23.7%	25.5%
	HTV 1	Public television	20.9%	17.7%

Source: AGB Nielsen Media Research

We had only one channel in Croatia in 2010. We launched DOMA (Croatia) in 2011.

_____________________________
(1) Audience share represents the share attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information are measured in each market by international measurement agencies, using peoplemeters, which quantify audiences for different demographics and sub-geographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers.

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Czech Republic	TV NOVA (Czech Republic)	CME	36.0%	41.2%
(15-54)	TV Prima	MTG	15.7%	15.4%
	CT 1	Public television	13.9%	14.2%

Source: ATO- Mediaresearch

Including our other three channels, the combined all day and prime time audience shares of our Czech Republic Broadcast operations in 2010 was 39.8% and 45.2%, respectively.

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Romania	PRO TV	CME	18.1%	21.3%
(18-49 Urban)	Antena 1	Intact group	11.3%	11.5%
	Prima TV	ProSiebenSat1 Media Group	5.0%	6.6%
	TVR 1	Public television	4.0%	5.0%

Source: GFK Romania

Including our other four channels, the combined all day and prime time audience shares of our Romania Broadcast operations in 2010 was 27.3% and 31.0%, respectively.

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Slovak Republic	TV MARKIZA	CME	31.7%	33.5%
(12-54)	TV JOJ	J&T Media Enterprises	22.5%	26.0%
	STV 1	Public television	9.9%	10.0%

Source: NS / PMT SK

Including our other channel, the combined all day and prime time audience shares of our Slovak Republic Broadcast operations in 2010 was 34.0% and 35.3%, respectively.

	Main Television Channels	Ownership	All day audience share (2010)	Prime time audience share (2010)

Slovenia	POP TV	CME	25.3%	34.5%
	SLO 1	Public television	11.5%	13.1%
	TV3	MTG	6.6%	6.2%

Source: AGB Nielsen Media Research.

Including our other two channels, the combined all day and prime time audience shares of our Slovenia Broadcast operations in 2010 was 39.6% and 49.7%, respectively.

Sales

We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate.

Our main unit of inventory is the commercial gross rating point (“GRP”), a measure of the number of people watching television when an advertisement is aired.  We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. The price per GRP varies, depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Our larger advertising customers generally enter into annual contracts and set the pricing for a committed volume of GRPs.

Our sales strategy is to maximize the monetization of our inventory by leveraging our high brand power, and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market which represents the proportion of our television advertising revenues in the market compared to the total television advertising market.

We operate our Broadcast segment based on a business model of audience leadership, control of our content and strong brands. These solid pillars provide us with the operating leverage to convert our leading audience into strong revenues, high margins and strong cash flows, especially as recovery in our markets progresses.

The public broadcasters in our operating countries are restricted in the amount of advertising that they may sell. See “Regulation of Television Broadcasting” below for additional information.

Seasonality

We experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year.

Regulation of Television Broadcasting

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

Programming and Advertising Regulation

All of the countries in which we operate are member states of the EU, except Croatia, and our broadcast operations in such countries are subject to relevant EU legislation relating to media.  The Czech Republic, Slovenia and the Slovak Republic acceded to the EU on May 1, 2004.  Romania and Bulgaria acceded to the EU on January 1, 2007. Croatia is a candidate for EU accession.

The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers Directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.”  Such works are defined as originating from an EU member state or a signatory to the Council of Europe’s Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries.  In addition, the AVMS Directive also preserves the requirement that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. The AVMS Directive has relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts.  In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and childrens’ programming, where programming can be interrupted once every thirty minutes or more.  In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.

Member states were required to implement the AVMS Directive by December 19, 2009, and of the countries in which we operate Romania, the Czech Republic and the Slovak Republic have notified the European Commission that the regulations have been put in place.  Legislation has been adopted in Bulgaria to implement the AVMS Directive. In Slovenia, legislation implementing the AVMS Directive is expected to be adopted in the first half of 2011. Under the AVMS Directive, member states are permitted to adopt stricter conditions than those set forth in the AVMS Directive. The legislation enacted in Bulgaria, Romania, the Czech Republic and the Slovak Republic is consistent with the EU rules.  Croatia has put in place legislation that aligns its programming regulations with the AVMS. We are unable to predict the final form of the regulations in countries where the AVMS Directive has yet to be implemented. Where possible, we intend to continue to participate actively in any consultation process regarding the implementation of the AVMS Directive in the EU countries in which we operate.

Please see below for more detailed information on programming and advertising regulations that impact our channels.

Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and childrens’ programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during childrens’ programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements.

Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming.  These channels must ensure that 50.0% of broadcast time consists of EU- or locally-produced programming and 12% of programming must be produced by independent producers in the EU.  News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.

Croatia: In Croatia, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour with no daily limit, and direct sales advertising has to last continuously for at least 15 minutes. Additional restrictions apply to children’s programming and movies. The public broadcaster HRT, which is financed through a compulsory television license fee, is restricted to broadcasting nine minutes of advertising per hour generally and four minutes per hour from 6 p.m. to 10 p.m.  HRT is not permitted to broadcast spots for teleshopping. There are other restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising.

NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20.0% of broadcast time consists of locally produced programming and 50.0% of such locally produced programming be shown during prime time (between 4:00 p.m. and 10:00 p.m.). These restrictions are not applicable to DOMA (Croatia).

Czech Republic: Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster CT, which is financed through a compulsory television license fee, is restricted to broadcasting advertising for a maximum of 0.75% of its daily broadcast time on its main channel (excluding teleshopping), and 0.5% for its other channel, without the ability to combine.  From 7 p.m. to 10 p.m., advertising time for the public broadcaster may not exceed six minutes per hour. There are also restrictions for all broadcasters on the frequency of advertising breaks during and between programs, as well as restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages, pharmaceuticals, firearms and munitions.

Romania: Privately owned broadcasters in Romania are permitted to broadcast advertising and direct sales advertising for up to 12 minutes per hour.  There are also restrictions on the frequency of advertising breaks (for example, news and childrens’ programs shorter than 30 minutes cannot be interrupted).  The public broadcaster, TVR, which is financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour and only between programs.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children’s programming.  In addition, members of the news department of all channels are prohibited from appearing in advertisements.

Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20.0% of their total daily broadcast time. The public broadcaster, STV, which is financed through a compulsory license fee, can broadcast advertising for up to 0.5% of its total broadcast time (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m.

Slovenia: Privately owned broadcasters in Slovenia are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee, is allowed to broadcast advertising for up to 12 minutes per hour and for up to 15.0% of its total daily broadcasting time (with 10% for advertisements only), but is only permitted up to 9 minutes per hour between the hours of 6:00 p.m. and 11:00 p.m.  There are also restrictions on the frequency of advertising breaks during programs and restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15.0%.

Our Slovenia operations are required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20.0% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. In addition, 2.0% of the station's annual broadcast time must be Slovenian-origin audio-visual works and this amount must increase each year until it reaches 5.0%.

Licensing Regulation

The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., cable, terrestrial, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect each of our licenses to be renewed or new licenses to be granted as required to continue to operate our business. In addition, as our operating countries transition from analog to digital terrestrial broadcasting, we have applied for and will continue to apply for and obtain digital licenses that are issued in replacement of analog licenses. We will also apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent.

The transition to digital terrestrial broadcasting in each jurisdiction in which we operate generally follows similar stages, although the approach being applied is not uniform. Typically, legislation governing the transition to digital broadcasting is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters. The TTP will typically include the following: the timeline and final switchover date, time allowances for the phases of the transition, allocation of frequencies for digital broadcasting and other digital services, methods for calculating digital terrestrial signal coverage and penetration of set top boxes, parameters for determining whether the conditions for switchover have been satisfied for any phase, the technical specifications for broadcasting standards to be utilized and technical restrictions on parallel broadcasting in analog and terrestrial during the transition phase. Generally, the legislation relating to the digital transition provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued. Our markets are in different stages in the digitalization process. In Croatia, the analog switch-off was completed in October 2010. In the Czech Republic, the official date for the analog switch-off is November 2011, however, a small portion of the Czech Republic will continue to receive analog transmissions until mid-2012. In Slovenia, the analog switch-off for private broadcasters was completed in December 2010 and the completion with respect to the public broadcaster is anticipated for the first quarter of 2011. In the Slovak Republic, the analog switch-off is expected to be completed by the end of 2011. In Bulgaria and Romania, the transition to digital broadcasting has not yet commenced, however each country expects completion to occur by 2015.  Please see below for more detailed information on licenses for our channels.

Bulgaria: BTV operates pursuant to a national programming license issued by the Council for Electronic Media, the Bulgarian Media Council, and broadcasts pursuant to a national analog broadcasting permit that will expire at the time of the analog switch-off. BTV also has a must-carry digital license that expires in July 2024. BTV ACTION (formerly PRO.BG) broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a must-carry digital license that expires in January 2025. BTV CINEMA, BTV COMEDY and RING.BG each broadcast pursuant to a national cable registration that is valid for an indefinite time period.

Croatia: NOVA TV (Croatia) broadcasts pursuant to a national digital license granted by the Croatia Media Council, the Electronic Media Council, that expires in April 2025. DOMA (Croatia), which launched in January 2011, broadcasts pursuant to a national terrestrial license that expires in January 2026.

Czech Republic: Our four channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that permits both digital and analog broadcasting. This license expires in January 2025, and TV NOVA (Czech Republic) will continue to broadcast under this license following the completion of the digital switchover. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020.  NOVA CINEMA broadcasts pursuant to a national terrestrial license that permits digital broadcast; this license expires at the time the digital switchover is complete, at which point we expect that NOVA CINEMA will receive a new national terrestrial digital license. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019.  NOVA SPORT broadcasts under a license that allows for both satellite and cable transmission that expires in October 2020, and MTV CZECH broadcasts under a satellite license that expires in October 2021.

Romania: PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by Romania’s Media Council, the National Audio-Visual Council. PRO TV also broadcasts using a national satellite license.  Our other Romanian channels (ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national cable and satellite license. Licenses for our Romania operations expire on dates ranging from January 2012 to September 2018 and are renewed routinely upon application to the Romania Media Council. From 2009, the Romania Media Council may only extend the validity of a license until the date of the digital switchover. PRO TV and SPORT.RO also broadcast in high-definition pursuant to experimental terrestrial licenses that are valid until the digital switchover, while ACASA broadcasts in high-definition pursuant to a written consent from the Media Council.

Slovak Republic: TV MARKIZA broadcasts pursuant to a national analog license that expires in September 2019. The Council for Broadcasting and Transmission, the Slovak Republic Media Council, granted TV MARKIZA a national digital license in January 2010; such license is valid for an indefinite period. DOMA (Slovak Republic) broadcasts under a license that permits digital, cable and satellite transmissions. Similar to the TV MARKIZA license, DOMA’s license is valid for an indefinite period.

Slovenia: Our Slovenian channels POP TV, KANAL A and POP BRIO (formerly TV PIKA) each have licenses granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period. The analog licenses held by POP TV and KANAL A were terminated when the analog switch-off was completed in December 2010.

MEDIA PRO ENTERTAINMENT

We created the Media Pro Entertainment (“MPE”) segment on January 1, 2010 by integrating the existing production operations of our broadcast operations with the operations of the Media Pro Entertainment business that we acquired in December 2009.

Delivering content that consistently generates high audience shares is crucial to maintaining the success of our broadcast operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and which reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful in prime time and supporting market-leading channels. Maintaining a regular stream of local content at the lowest possible cost will become ever more important in the future and establishing the MPE segment gives us the opportunity to accomplish this goal.

In addition to the support we are able to offer our broadcasters, our ability to develop, produce and distribute this content will present us with significant opportunities in a future that will increasingly place a heavy premium on content in an environment of competing distribution channels. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important. The result will likely be a fragmentation of audiences among distribution platforms and a shift away from the traditional, linear delivery of content.

The fragmentation of distribution platforms will also present new possibilities for content producers to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional, linear, broadcasts to new sources of revenues such as subscription TV windows, video-on-demand, direct downloads, international sales, and home video exploitation.

MPE is well positioned to exploit these opportunities. We have created a fully integrated production business that leverages creative talent across all of our countries and allows us to develop, produce and distribute content to maximize revenues under the new model and provides several key advantages to enable us to maintain a high output of quality content.

Media Pro Entertainment is organized into three subdivisions:

Fiction and Reality and Entertainment Production: This subdivision develops and produces a range of fiction, reality and entertainment programming and films, using both purchased formats and developing original formats.

Our business model enables us to produce across many countries and gives us the scale to deliver a large volume of quality content to our broadcasters at the lowest possible cost, thus providing us with the ability to cover our overhead base. This in turn is expected to allow us to utilize creative talent across countries and produce content that may be easily adapted for use across several markets and in many revenue-generating windows. The result is lower overall costs to our broadcasters without compromising high production values while also allowing us to generate higher margin revenues from the exploitation of our produced content in other ways, such as the sale of finished content and formats internationally, commissioned productions and the financing and production of feature films. In the short-term, we expect that we will mostly produce shows for our own broadcasters.  MPE sells these products to our broadcasters at cost plus margins that cover our overheads and therefore generate little if any profit in MPE.

Production Services: This subdivision provides assets and expertise to both our production operations and to third parties, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services. We also generate revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties.

Our fully integrated production services operations allow us to achieve cost efficiencies. In most of our markets we own or lease all, or substantially all, of the facilities and assets necessary for production. This base of assets and professional expertise can be pooled in order to maximize asset usage and take best advantage of price arbitrage opportunities between jurisdictions. In addition, our operations in Romania also act as full scale production services providers to local and international production markets which generate additional third party revenues.

Distribution and Exhibition: In addition to having responsibility for selling finished content and formats developed by our fiction and reality and entertainment production operations to third parties, this subdivision, acquires rights to international film and television content across our region and distributes them both to third party clients and to our broadcast operations.

Our distribution and exhibition operations are also able to generate third-party revenue by distributing our own content directly through their own cinema and home video operations. Media Pro Entertainment owns and operates sixteen cinema screens in Romania, including Romania’s first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in Romania and Hungary. Our distribution and exhibition operations allow us to monetize the content we produce more easily through selling formats and finished content to third parties. Furthermore, input from our distribution business throughout the creative process enables us to maximize the attractiveness of our produced content in international markets.  A significant portion of our distribution and exhibition revenues are to third parties, which will generate the bulk of MPE’s profits in the short-term.

In total, the MPE segment currently generates approximately 75% of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of television advertising markets, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment‘s results. We expect that in the future, the growth of third party revenues will significantly outpace the growth in our intercompany revenues until the majority of our revenues will come from outside the CME group.

NEW MEDIA

We operate more than 60 websites and distribution platforms across six markets with two principal objectives: to build a strong online channel of distributing popular content and to operate the most efficient marketing tool for our Broadcast segment.

The product strategy for our New Media segment focuses on offering viewers the choice of watching our premium television content, anytime, anywhere and building a series of news portals, ranging from general information to sports or niche sites.

Revenues generated by the New Media segment in 2010 were derived almost exclusively from advertising. In the fourth quarter of 2010, we initiated the first steps toward paid content in order to increase the number of revenue streams.  We built a subscription based video portal in Slovenia and launched Voyo in the Czech Republic, a transactional video-on-demand portal which mixes free content supported by advertising with paid content. The portals stream content produced by Media Pro Entertainment and international entertainment licensed from other producers. Advertisers are given the opportunity to connect with highly engaged users and provide consumers with paid access to premium content unique to the portal. We ultimately plan to roll out Voyo across all of our markets.

We aim to become one of the top three local new media players in each of our broadcast countries in terms of audience, a result that we have already achieved in Slovenia and Romania. At present our internet sites attract about 2 million non-duplicated unique users every day and about 10 million people each month, representing a 30.0% increase over 2009.

According to local monitoring services, the largest players in our markets are local portals with a full-scale portfolio of online products from email and news to niches, search engines and news sites operated by publishing houses with a strong print presence.

OTHER INFORMATION

Employees

As of December 31, 2010, we had a total of approximately 4,400 employees (including contractors).  None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

Corporate Information

CME Ltd. was incorporated in 1994 under the laws of Bermuda.  Our registered offices are located at Mintflower Place, 4th floor, 8 Par-La-Ville Rd, Hamilton HM 08, Bermuda, and our telephone number is +1-441-296-1431.  Communications can also be sent c/o CME Development Corporation at 52 Charles Street, London W1J 5EU, United Kingdom, telephone number +44-20-7127-5800. CME’s Class A common stock is listed on NASDAQ and the Prague Stock Exchange under the ticker symbol “CETV”.

Financial Information by Operating Segment and by Geographical Area

For financial information by operating segment and geographic area, see Part II, Item 8, Note 17, “Segment Data”.

Available Information

We make available, free of charge, on our website at http://www.cetv-net.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks Relating to our Financial Position

The global recession and credit crisis has adversely affected our financial position and results of operations; we cannot predict if or when economic conditions in the countries in which we operate will recover and a failure to recover promptly will continue to adversely affect our results of operations.

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 and 2010 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which have remained in recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in certain of our operating countries has reached the bottom, any recovery in these countries could be uneven or slow to gain momentum and there are indications that any economic recovery in our markets will generally lag behind Western Europe.  We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery in our markets will continue to adversely affect our financial position, results of operations and cash flows.

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

Our debt service obligations may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes and Convertible Notes. In addition, CME Ltd. and certain of our wholly-owned subsidiaries serve as guarantors of the Secured Revolving Credit Facility and the 2010 Fixed Rate Notes. As a result of these debt service obligations, we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. In addition, the covenants contained in the indentures governing the Senior Notes and in the agreement governing the Secured Revolving Credit Facility restrict the manner and extent to which we can provide financial support to certain of our subsidiaries. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

We may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

Our ability to meet our future capital requirements is based on our expected cash resources, including debt facilities, as well as estimates of future operating results. These expectations and assumptions are based on a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the Senior Notes, the Convertible Notes and, when drawn, the Secured Revolving Credit Facility. Furthermore, if our cash flows from operations continue to be insufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.

The tightness of the credit markets and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures governing our Senior Notes and the agreement governing the Secured Revolving Credit Facility. Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing indebtedness and we may not be able to obtain favorable refinancing terms.

We face the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. CET 21 has a CZK 300.0 million (approximately US$ 16.0 million) factoring facility, which is available until June 30, 2011 (such facility undrawn as at December 31, 2010), and approximately US$ 234.0 million aggregate principal amount of the 2008 Convertible Notes mature in 2013. If we are unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our corporate credit is currently rated as B2 with a negative outlook and our 2010 Fixed Rate Notes are rated Ba3 by Moody’s Investors Services. Our Senior Notes and the 2008 Convertible Notes are rated B and our corporate credit is rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded further. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

If our goodwill, indefinite lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We performed our annual impairment review in the fourth quarter of 2010, which did not result in any impairment charges for goodwill. We did, however, record an impairment charge of US$ 0.4 million to write off the carrying value of the InfoPro trademark associated with our InfoPro radio channel in Romania following cessation of its operations and determining that the value of the trademark was not recoverable. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate, or discount rates increase, may be required to recognize impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros. The Secured Revolving Credit Facility, when drawn, is denominated in Czech koruna. Although we have entered into currency swap agreements to reduce our exposure movements in foreign exchange rates relating to interest payments on the Senior Notes (see Part II, Item 7, “Cash Outlook” and Item 8, Note 11, “Financial Instruments and Fair Value Measurements”), we have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes and we do not intend to hedge the foreign exchange exposure on the outstanding amounts due under the Secured Revolving Credit Facility. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or, when drawn, the Secured Revolving Credit Facility, into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

A default under our obligations under the Senior Notes, the Convertible Notes or, when drawn, the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the indentures governing the Senior Notes and the Convertible Notes and the Secured Revolving Credit Facility agreement, we have pledged shares in Central European Media Enterprises N.V. and CME Media Enterprises B.V., which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the indenture governing the 2010 Fixed Rate Notes and the Secured Revolving Credit Facility, we have pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures or the Secured Revolving Credit Facility, the secured parties under our indentures and the Secured Revolving Credit Facility would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

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

We may seek to make acquisitions of other channels, networks, content providers or other companies in the future and we may fail to acquire them on acceptable terms or successfully integrate them or we may fail to identify suitable targets.

Our business and operations have grown in part through acquisitions, including our acquisition of the bTV group in April 2010. While we continue to explore acquisition opportunities, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters or other media businesses may reduce the number of potential acquisitions that are available on acceptable terms.

As we succeed in acquiring new businesses, their integration into our existing operations poses significant risks, including:

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
•
in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under the indentures governing our Senior Notes or under the Secured Revolving Credit Facility.

To manage our growth effectively and achieve pre-acquisition performance objectives, we will need to integrate new acquisitions into our existing businesses, implement financial and management controls and produce required financial statements for those operations. The integration of new businesses may also be difficult due to differing cultures, languages or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected cash flows and profit margins.

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

In certain of our markets, Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and a shareholder, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media related companies. For example, following the completion of the acquisition of Media Pro Entertainment in December 2009, Mr. Sarbu continues to own or control entities involved in print media, internet services and news syndication services, among others. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing our Senior Notes. Any related party transaction that is entered into on terms that are not arm’s length may result in a negative impact on our financial position, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our analog broadcasting licenses expire at various times between January 2012 through January 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of December 31, 2010, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 67.8% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 14,500,000 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

Our share price may be adversely affected by sales of unrestricted shares or future issuances of our shares.

As at February 18, 2011, we had a total of 2.5 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, a member of our Board of Directors, for which he has registration rights. Adrian Sarbu beneficially owns 2,702,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock and an affiliate of PPF a.s., from whom we acquired the TV Nova (Czech Republic) group in 2005, holds 3,122,364 unregistered shares of Class A common stock. An affiliate of Time Warner holds 14,500,000 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to the shares of Class A common stock.

In addition, the 2008 Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Prior to December 15, 2012, the 2008 Convertible Notes will be convertible following certain events and from that date, at any time to March 15, 2013. From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2008 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. To mitigate the potentially dilutive effect of a conversion of the 2008 Convertible Notes on our Class A common stock, we have entered into two capped call transactions with respect to a certain number of shares of our Class A common stock that are exercisable in the event of a conversion of the 2008 Convertible Notes or at maturity on March 15, 2013.   We may receive cash or shares of our Class A common stock upon the exercise of the calls.

Furthermore, the 2011 Convertible Notes are convertible in shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2011 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015.   From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash or (iii) a combination of cash and shares of our Class A common stock upon conversion of the 2011 Convertible Notes. At present we have elected to deliver cash.

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

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered Office, corporate
Amsterdam, Netherlands	Leased office	Corporate Office, corporate
London, United Kingdom	Leased office	Administrative Center, corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media segments)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media segments)
Prague, Czech Republic	Owned and leased buildings	Administrative Center, corporate Office and studio space (Broadcast, Media Pro Entertainment and New Media segments)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media segments)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media segments)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Broadcast Media Pro Entertainment and New Media segments)

For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, VI, “Liquidity and Capital Resources.”

ITEM 3.	LEGAL PROCEEDINGS

General

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. We do not believe it is likely that we will be required to make any further payments.

ITEM 4.	[RESERVED]

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On February 18, 2011, the last reported sales price for shares of Class A common stock was US$ 18.96.

The following table sets forth the high and low sales prices for shares of Class A common stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2010
Fourth Quarter	26.36	18.75
Third Quarter	25.45	19.91
Second Quarter	38.29	19.64
First Quarter	31.70	25.44

2009
Fourth Quarter	33.73	23.61
Third Quarter	38.08	17.44
Second Quarter	22.00	11.97
First Quarter	22.73	4.86

At February 18, 2011, there were 196 holders of record (including brokerage firms and other nominees) of shares of Class A common stock and 3 holders of record of shares of Class B common stock. There is no public market for shares of Class B common stock. Each share of Class B common stock has 10 votes.

6,000,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Part II, Item 8, Note 15, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2010.

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the total cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2006 and December 31, 2010.

Value of US$ 100 invested at December 31, 2006 as of December 31, 2010:

Central European Media Enterprises Ltd.	$29.07
NASDAQ Composite Index	$87.60
Dow Jones World Broadcasting Index (1)	$109.84

(1) This index includes 63 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

ITEM 6.             SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2010.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.  We have derived the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 were derived from consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(US$ 000’s, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$737,134	$681,945	$920,476	$712,018	$505,038
Operating income / (loss)	22,877	(38,971)	183,466	190,230	120,418
Net (loss) / income from continuing operations	(116,924)	(70,983)	41,942	96,113	24,360
Income / (loss) from discontinued operations	213,697	(36,824)	(309,421)	9,612	9,666
Net income / (loss) attributable to CME Ltd.	$100,175	$(97,157)	$(269,546)	$88,618	$21,626

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations – basic	$(1.77)	$(1.11)	$0.94	$1.91	$0.30
Continuing operations – diluted	(1.77)	(1.11)	0.93	1.89	0.29
Discontinued operations – basic	3.34	(0.68)	(7.31)	0.23	0.24
Discontinued operations – diluted	3.34	(0.68)	(7.25)	0.23	0.24
Net income / (loss) attributable to CME Ltd. common shareholders – basic	1.57	(1.79)	(6.37)	2.14	0.54
Net income / (loss) attributable to CME Ltd. common shareholders - diluted	$1.57	$(1.79)	$(6.32)	$2.12	$0.53
Weighted average common shares used in computing per share amounts (000’s)
Basic	64,029	54,344	42,328	41,384	40,027
Diluted	64,029	54,344	42,683	41,833	40,600

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$244,050	$445,954	$94,423	$128,159	$131,718
Other current assets	368,035	435,507	485,089	435,387	293,457
Non-current assets	2,328,465	1,991,326	1,827,104	1,774,889	1,393,825
Total assets	$2,940,550	$2,872,787	$2,406,616	$2,338,435	$1,819,000
Current liabilities	243,076	352,118	248,484	238,571	195,418
Non-current liabilities	1,449,722	1,348,829	1,059,687	676,902	561,627
CME Ltd. shareholders’ equity	1,226,879	1,177,589	1,095,258	1,399,807	1,035,766
Noncontrolling interests	20,873	(5,749)	3,187	23,155	26,189
Total liabilities and equity	$2,940,550	$2,872,787	$2,406,616	$2,338,435	$1,819,000

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” on page 4 and “Risk Factors” in Part I, Item 1A.

Contents

I.	Executive Summary

Il.	Analysis of Results of Operations and Financial Position

III	Liquidity and Capital Resources

IV.	Critical Accounting Policies and Estimates

V.	Related Party Matters

l.  Executive Summary

CME Strategy

We enjoy very strong positions in our markets based on brand strength, audience leadership, the depth and experience of local management and our expertise in the production of local content. Historically, these strengths have supported price leadership, high margins, and strong cash flows. These competitive advantages have permitted our operations some measure of resilience in the current economic downturn and should provide the opportunity for us to benefit as and when growth resumes.

Our strategy for the future is based on our assets: people, brands, audience and market leadership, own content and growing new distribution platforms. We are focused on enhancing the performance of the business over the short and medium term. Our priorities in this regard include:

•
improving the performance of our new operating model with three operating divisions - broadcast, content (Media Pro Entertainment) and new media – to achieve more efficient use of our resources in order to grow faster;

•	maintaining or increasing our audience and market shares in all of our markets;

•	improving the effectiveness of our marketing and sales functions and continuing to diversify our revenues;

•	developing and producing content on a larger scale and distributing it in our region and beyond in all windows and platforms;

•	maintaining our operating leverage, with a strong focus on cost control to protect both profitability and liquidity, while protecting our brands and competitive strengths;

•
assessing opportunities to acquire or operate additional businesses in our regions in order to expand our offerings, target niche audiences and increase our product and services output when financially prudent; and

•	generating positive free cash flows.

We are prepared to face new challenges and adjust our strategy when new opportunities or threats arise.

Summary of Results

The following table provides a summary of our consolidated results for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31, (US$ 000's)
	2010	2009	Movement	2009	2008	Movement
Net revenues	$737,134	$681,945	$55,189	$681,945	$920,476	(238,531)
Cost of revenues	(594,044)	(529,286)	(64,758)	(529,286)	(551,602)	22,316
Selling, general and administrative expenses	(119,816)	(109,787)	(10,029)	(109,787)	(120,517)	10,730
Impairment charge	(397)	(81,843)	81,446	(81,843)	(64,891)	(16,952)
Operating income / (loss)	22,877	(38,971)	61,848	(38,971)	183,466	(222,437)
Income / (loss) from discontinued operations	213,697	(36,824)	250,521	(36,824)	(309,421)	272,597
Net income / (loss)	$96,773	$(107,807)	$204,580	$(107,807)	(267,479)	159,672
Net cash (used in) / generated from continuing operating activities	$(49,614)	$7,190	$(56,804)	$7,190	$137,487	(130,297)

Our financial results for the year ended December 31, 2010 reflect the continued impact of the global financial and economic crisis on our operations; the acquisition of the bTV group in Bulgaria on April 19, 2010; the acquisition of the Media Pro Entertainment business in Romania in December 2009; and the related integration of our content business into our new business model; and the disposal of our loss-making operations in Ukraine on April 7, 2010, which are being reported as discontinued operations for all periods presented.

Our operating income for 2010 includes the recognition of a non-cash impairment charge of $0.4 million compared to US$ 81.8 million in the previous year, which resulted in an operating loss for 2009 of US$ 39.0 million. During the fourth quarter of 2010, our markets stabilized and although our annual results still reflect the difficult market conditions for most of the year, we anticipate a recovery in almost all of our markets during 2011.

Our net income for 2010 includes the recognition of a gain on sale of US$ 217.6 million relating to the sale of our operations in Ukraine on April 7, 2010, reported as discontinued operations. Our net loss for 2009 of US$ 107.8 million includes a loss from discontinued operations of US$ 36.8 million in addition to the impairment charge of US$ 81.8 million.

Net cash generated from continuing operating activities decreased from an inflow of US$ 7.2 million to an outflow of US$ 49.6 million, reflecting the continued impact of the market slowdown on the level of cash generated by our operations.  We continued to generate positive cash flow in our broadcast and new media operations in the Czech Republic, Romania and Slovenia, which was partially offset by the negative cash flows of our broadcast and new media operations in Bulgaria, Croatia and the Slovak Republic. We also paid interest of US$ 100.9 million in 2010 compared to US$ 61.9 million in 2009.

Operating Performance

Since January 1, 2010, we have managed our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment, our content business, and New Media and all historic financial information has been presented on this basis.  These operating segments, which are also our reportable segments, reflect how our operations are managed, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our broadcast operating segment due to the significance of our broadcast operations and management believes this provides users of our financial statements with useful information.

We evaluate the performance of our segments based on Net Revenues and OIBDA (as described below).

OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation and amortization of intangible assets. We previously used EBITDA as the basis of our measurement, which excluded foreign currency exchange gains and losses and changes in the fair value of derivatives.  In effect, the amount arrived at by excluding those two items as well as interest and taxes from earnings is equal to OIBDA. Items that are not allocated to our segments for purposes of evaluating their performance, and therefore are not included in OIBDA, include stock-based compensation and certain unusual or infrequent items (e.g., impairments of assets or investments).

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

OIBDA may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments and a reconciliation of OIBDA to (Loss) / income from continuing operations, see Item 8, Note 17, “Segment Data”.

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

A summary of our total Net Revenues and OIBDA by segment is as follows:

NET REVENUES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast	$690,727	$669,066	3.2%	6.4%	$669,066	$911,045	(26.6)%	(17.3)%
Media Pro Entertainment	140,797	107,683	30.8%	34.7%	107,683	99,112	8.6%	21.3%
New Media	11,193	9,935	12.7%	17.3%	9,935	9,431	5.3%	14.1%
	842,717	786,684	7.1%	10.4%	786,684	1,019,588	(22.8)%	(13.2)%
Intersegment revenues	(105,583)	(104,739)	(0.8)%	(4.0)%	(104,739)	(99,112)	(5.7)%	(18.0)%
Total Net Revenues	$737,134	$681,945	8.1%	11.4%	$681,945	$920,476	(25.9)%	(16.6)%

	OIBDA
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast	$164,415	$154,971	6.1%	7.1%	$154,971	$378,113	(59.0)%	(53.5)%
Media Pro Entertainment	(3,005)	7,538	(139.9)%	(140.9)%	7,538	9,416	(19.9)%	(10.6)%
New Media	(6,542)	(8,651)	24.4%	22.2%	(8,651)	(7,050)	(22.7)%	(35.3)%
	154,868	153,858	0.7%	1.6%	153,858	380,479	(59.6)%	(54.1)%
Central	(44,062)	(38,151)	(15.5)%	(18.5)%	(38,151)	(48,787)	21.8	19.7
Elimination	(3,483)	(333)	Nm(1)	Nm(1)	(333)	-	Nm(1)	Nm(1)
Consolidated OIBDA	$107,323	$115,374	(7.0)%	(6.7)%	$115,374	$331,692	(65.2)%	(59.9)%

(1) Number is not meaningful.

Key Events

Business Development

•
On April 7, 2010, we completed the disposal of 100.0% of our former Ukraine operations. We received total cash consideration of US$ 308.0 million and recognized a gain on sale of approximately U$ 217.6 million.

•
On April 19, 2010, we acquired the bTV group in Bulgaria from News Corporation.  The total cash consideration was US$ 400.0 million plus a net payment of US$ 9.9 million for a working capital adjustment.

•	On April 22, 2010, we restructured the ownership of the Pro.BG business, our legacy business in Bulgaria, following which we own 94.0% of the bTV group.

•
On May 24, 2010 we completed the acquisition of the remaining interests of approximately 5.0% in each of Pro TV S.A. (“Pro TV”), Media Pro International S.A. (“MPI”) and Media Vision S.R.L. (“MVI”) from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each of these companies to 100.0%. Consideration for the acquisition consisted of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of Class A common stock (valued at US$ 18.5 million at the date of acquisition).

Financing and liquidity

•	In the fall of 2010, we repurchased approximately US$ 104.7 million aggregate principal amount of our outstanding senior debt.

•	On October 21, 2010, our wholly-owned subsidiary CET 21 issued EUR 170.0 million (approximately US$ 237.5 million) of 2010 Fixed Rate Notes.

•	On October 21, 2010, CET 21 repaid in full the principal outstanding under the CZK 2.8 billion (approximately US$ 159.9 million at the date of repayment) Erste Facility.

•	On October 21, 2010, CET 21 entered into the five-year CZK 1.5 billion (approximately US$ 80.0 million) Secured Revolving Credit Facility.

•
On February 18, 2011, we completed privately negotiated transactions to exchange approximately US$ 206.3 million aggregate principal amount of our 2008 Convertible Notes for an equal aggregate principal amount of 2011 Convertible Notes.

Management changes

•
On February 23, 2010, David Sach was appointed as our Chief Financial Officer, effective March 1, 2010. Mr. Sach succeeded Charles Frank, who served as interim Chief Financial Officer from July 2009. Mr. Frank was reappointed to the Board of Directors on March 16, 2010.

•
Petr Dvorak resigned as Senior Vice President, Broadcasting of CME effective December 31, 2010. Anthony Chhoy, Executive Vice President, Strategic Planning and Operations, has assumed responsibility for managing CME’s Broadcast segment.

Broadcast

Our Broadcast segment comprises our television broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia and consists of 23 television channels reaching an aggregate of approximately 47.1 million people with a combined population of approximately 50.4 million.

We generate revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. The following table sets out our estimates of television advertising spending by market (in US$ millions) for the years ended December 31.

Country	2010	2009	2008
Bulgaria	$123	$135	$174
Croatia	119	123	144
Czech Republic	361	360	466
Romania	232	258	370
Slovak Republic	136	148	198
Slovenia	80	74	92
Total CME Markets	$1,050	$1,098	$1,446
Growth rate	(4)%	(24)%	13%
Market sizes are quoted using constant dollar exchange rates for all the year presented above.

Local currency television advertising spending in our operating territories declined by 4% in aggregate in 2010 compared to the previous year.  In Bulgaria, Croatia, Romania and the Slovak Republic the declines were between 3% and 10%. Television advertising spending demand remained flat in the Czech Republic and increased in Slovenia by approximately 8% year-on-year in constant currency terms. Our overall share of the television advertising markets increased during the year ended December 31, 2010. These increases in market share, however, did not compensate for the overall decline in the television advertising market.

We took decisive action during 2010 to maintain our leadership in audience and market shares in all of our broadcast operations, including the disposal of our loss-making operations in Ukraine and the acquisition and integration of the market leading broadcaster in Bulgaria. Our audience and market leadership is our unique competitive advantage, which is essential to achieving high operating leverage.

We were able to significantly increase our inventory during 2010 compared to 2009. Inventory is represented by the commercial gross rating point (“GRP”) which is a measure of the number of people watching television when an advertisement is aired. Although we reduced our overall pricing, we were able to increase our sales on aggregate, and hence our sellout rate during the same period.

The Broadcast segment reported net revenues of US$ 690.7 million in 2010 compared to US$ 669.1 million in 2009, an increase of 3%, or 6% on a constant currency basis. The increase in net revenues was primarily due to the acquisition of the bTV group in Bulgaria, which reported broadcast revenues of US$ 57.9 million in the period since acquisition.

Costs charged in arriving at OIBDA increased by 2% in 2010 compared to 2009, or 6% on a constant currency basis, primarily due to the acquisition of the bTV group in Bulgaria. We continued to strengthen our prime time audience shares while limiting comparable year-on-year cost increases in constant currency terms through salary constraints, the deferral of certain expenditures and managing our broadcast schedules to reduce the rate of programming cost growth. Our efforts in limiting costs partially offset the increase in costs as a result of our acquisition of the bTV group in Bulgaria. Our goal continues to be to maintain high audience shares and the strength of our brands, as we believe this is essential to the value of our operations. We will continue to allocate sufficient investment in programming to protect our audience leadership.

The Broadcast segment generated OIBDA of US$ 164.4 million in 2010 compared to US$ 155.0 million in 2009, an increase of 6%, or 7% on a constant currency basis.

Media Pro Entertainment

The acquisition of the Media Pro Entertainment business in December 2009 has provided us with a unique opportunity to consolidate our position as a leading content provider in our regions. We have integrated the acquired assets with our existing production assets in each country to create a dedicated content segment with operations in all of our countries, which has been branded Media Pro Entertainment.  The results of Media Pro Entertainment for the year ended December 31, 2009 and 2008 reflect only those production activities previously reported within our Broadcast operations, and therefore are not comparable to current Media Pro Entertainment operations.

The Media Pro Entertainment segment reported net revenues, before eliminations, in 2010 of US$ 140.8 million compared to US$ 107.7 million in 2009, an increase of 31%, or 35% on a constant currency basis.

Media Pro Entertainment’s revenues for 2010 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production, production services and distribution and exhibition operations.

During 2010, we delivered 890 hours of fiction programming, which generated revenues of US$ 55.2 million and provided much of our broadcasters’ prime time schedules. The majority of these hours (504) were telenovellas and soap opera shows including ‘The Street’ in the Czech Republic, ‘Love and Honour’ in Romania and ‘Best Years’ in Croatia but also included drama series, comedy series and sitcom projects across all of our countries. The output of our fiction programming increased in the fourth quarter compared to the third quarter as we produced and delivered shows for our broadcasters’ fall schedule and the important Christmas period. In addition to our production of television fiction we have also generated revenues from two feature films in Romania which were produced during the year or in previous years. We also produced four feature films during the year which we expect to release during 2011.

Our output of reality and entertainment programming, which amounted to 1,881 hours for 2010 and generated US$ 53.9 million of revenues, was dominated by flagship talent shows such as ‘Talentmania’ in the Czech and Slovak Republics, ‘Dancing For You' in Romania, ‘Got Talent’ in Slovenia and Croatia and reality shows such as ‘Wipe Out’ in Czech Republic, ‘Big Brother’ in Slovenia and ‘The Farm’ in Croatia. Our production increased substantially from 307 hours in the third quarter to 611 hours in the fourth quarter of 2010 for our broadcasters’ fall seasons and special one-off New Year event shows in most of our countries.

We generated approximately 25% of our revenues from third parties in 2010 across a number of business areas. We enjoyed a particularly strong performance from our television commercial production business, which produced 58 commercials in 2010 and generated US$ 5.8 million in revenues from third party advertising clients. We also generated revenues of US$ 6.2 million from the sale of tickets in our cinema business in Romania, which took 1.2 million admissions at the box office in 2010, supported by some strong titles that were showing in theatres during the year and which were increasingly released in 3D. We also generated US$ 16.4 million from our home video and rights distribution businesses. Our production services business in Romania experienced strong competition for business from international studios and independent producers from countries that provide film financing subsidies. We nevertheless generated US$ 4.0 million of revenues from third parties and provided services to a number of international productions such as ‘Weapon’, starring Jean Claude Van Damme. Margins remained stable in all businesses, but the results of the home video business were negatively impacted by a provision against a significant wholesale client experiencing financial difficulties.

New Media

Our New Media segment was created to leverage our brands and content productions towards the internet and online communities, to create internet-specific products and to support our Broadcast and Media Pro Entertainment segments in the marketing of their products and services. We operate an internet business in all of our six markets, cross-promoted and supported by the large audience of our broadcast operations. We currently own and operate over sixty websites across our markets, and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms.

The following table sets out our estimates of internet advertising spending by market in our countries (in US$ millions).

Country	2010	2009	2008
Bulgaria	$13	$12	$12
Croatia	16	13	11
Czech Republic	113	108	98
Romania	24	20	22
Slovak Republic	20	20	19
Slovenia	11	10	11
Total CME Markets	$197	$182	$174
Growth rate	8%	5%	21%
Market sizes are quoted using constant dollar exchange rates for all the year presented above.

During 2010, we established a dedicated sales team, restructured the technical development function and launched twenty one new products. These actions led to our New Media segment reporting net revenues of US$ 11.2 million in 2010 compared to US$ 9.9 million in 2009, an increase of 13%, or 17% on a constant currency basis. We reported OIBDA losses of US$ 6.5 million in 2010 compared to US$ 8.7 million in 2009, a decrease of 24%, or 22% on a constant currency basis.

Future Trends

We currently expect low single-digit GDP growth in 2011 in most or all of our markets, with variation from country to country in the timing and strength of recovery.  We are confident that we will continue to enjoy a high television advertising market share in the regions where we operate and we plan to continue to control our costs and anticipate that much of the anticipated revenue growth will flow immediately to our bottom line in terms of OIBDA.

We anticipate a return to higher levels of GDP growth in the markets in which we operate in the medium term and that as a result, on average, local currency television advertising spending will return to the levels experienced in 2008 by 2013. Accordingly, we expect growth rates in our markets in the medium term will be higher than in Western European or the United States. As a result of increasing revenues and optimization of our cost structure over the medium term, we expect to return to the high levels of OIBDA growth that we enjoyed in the years before the economic crisis hit.

Broadcast

While the markets in Bulgaria, the Czech and Slovak Republics, Croatia and Slovenia are expected to recover in the first quarter of 2011, we currently expect recovery in Romania to begin during the second quarter of 2011.

As our markets mature, we anticipate increased competition for audience share and advertising spending from other free-to-air broadcasters and from cable and satellite broadcasters as the coverage of these technologies grows. The advent of digital terrestrial broadcasting and the introduction of alternative distribution platforms for content services (including additional direct-to-home (“DTH”), the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) may lead to audience fragmentation and change the competitive dynamics in our markets in the medium term. We do not expect a significant impact on our advertising share due to our multi-channel strategy and our integrated business model.

We believe that our market leadership and the strength of our existing brands leave us well positioned to face increased competition, and we intend to continue to build on our multi-channel strategy and the distribution of our content on multiple distribution platforms as these new technologies develop.

Media Pro Entertainment

The creation of the Media Pro Entertainment segment reflects the increasing importance of locally-generated content in our markets. As distribution platforms become more fragmented, controlling popular local content becomes even more important as it both safeguards market share and allows us to diversify our revenue streams. We also believe that sharing our expertise in production development and management will bring significant benefits. We will seek to leverage the creative talent across Media Pro Entertainment to develop high-quality original formats that can be adapted in multiple countries, to extract more value from our existing library of formats and to pool the expertise of our production professionals in each market.

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

New Media

Internet broadband penetration remains low in most of our markets in comparison to Western European and U.S. markets. We anticipate broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities by moving our content online with multiple distribution platforms (video-on-demand, simulcast with TV, catch-up) and services to attract all types of new media audience in order to generate multiple revenue streams including video advertising and paid premium content.

We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, which should help drive the future growth of our New Media segment and we will continue to position the product within our New Media operations to further enhance the marketing of our broadcast and production businesses.

Financial Position

We believe our financial resources are sufficient to meet our current financial obligations and to fund our operations.  The recent refinancing transactions (described below), the acquisition of the bTV group and the sale of our former Ukraine operations have enhanced our financial position. However, further deterioration in the advertising markets or a strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves.

On October 21, 2010, CET 21, our wholly owned subsidiary, issued the 2010 Fixed Rate Notes in an aggregate principal amount of EUR 170.0 million (approximately US$ 237.5 million at the date of issuance). The net cash proceeds from the issuance and additional cash reserves of US$ 41.2 million were used to repay certain of our indebtedness comprising of US$ 34.8 million aggregate principal amount of our 2008 Convertible Notes, EUR 2.0 million (approximately US$ 2.8 million at the date of repayment) aggregate principal amount of our Floating Rate Notes and EUR 48.4 million (approximately US$ 67.1 million at the date of repayment) aggregate principal amount of our 2009 Fixed Rate Notes. In addition, we repaid in full the principal outstanding under the CZK 2.8 billion Erste Facility (approximately US$ 159.9 million at the date of repayment) plus accrued interest and break costs.

We have improved the maturity profile of our debt as we have repaid all our credit facilities that matured in 2010, 2011 and 2012; the earliest maturity date of our long-term debt is in 2013.

We are unable to incur any additional debt at the holding company level or at the Restricted Subsidiaries (as defined below) level beyond “baskets” set out in the indentures governing the Senior Notes unless the ratio of our consolidated EBITDA to interest expense (the “Coverage Ratio”, as defined in the indentures governing the Senior Notes) is above 2.0 times and would be on a pro forma basis following such incurrence. Our Coverage Ratio was 1.1 times at December 31, 2010. However, the “baskets” in our Senior Notes indentures permit the incurrence of debt at either the Restricted Subsidiary or the holding company level of up to EUR 250.0 million (approximately US$ 334.1 million). We have utilized US$ 242.4 million of this amount for borrowings mainly in the Czech Republic and Romania. This leaves approximately US$ 91.7 million of additional borrowing capacity available to us at December 31, 2010. We are able to utilize the five-year CZK 1.5 billion (approximately US$ 80.0 million) Secured Revolving Credit Facility, of which no amounts were drawn as at December 31, 2010. Future drawings under this facility are expected to be used for working capital requirements and general corporate purposes. There are no significant constraints on our ability to refinance existing debt.

Refinancing in 2011

At December 31, 2010, we had US$ 440.2 million in aggregate principal of our 2008 Convertible Notes outstanding. On February 18, 2011, we completed privately negotiated exchanges of US$ 206.3 million aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million aggregate principal amount of 2011 Convertible Notes.  The exchanging holders of the 2008 Convertible Notes also received cash consideration including accrued interest totaling approximately US$ 30.2 million. The incremental interest that will be paid is approximately US$ 3.0 million per calendar year. These changes extended the overall maturity profile of our debt. We now have US$ 233.9 million aggregate principal amount of 2008 Convertible Notes outstanding that mature in 2013.

Our 2011 Convertible Notes have broadly the same terms as our 2008 Convertible Notes due, apart from the interest rate, maturity date and the conversion price, which is set at 20 shares of Class A common stock per US$ 1,000 principal amount of notes (the equivalent of US$ 50.00 per share).  The 2011 Convertible Notes are secured senior obligations and rank pari passu with all of our existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries that are not guarantors of the 2011 Convertible Notes. The amounts outstanding are guaranteed by two subsidiary holding companies and are secured by a pledge of shares of those subsidiaries.

III.  Analysis of Results of Operations and Financial Position

OVERVIEW

III (a) Net Revenues for the years ending December 31, 2010, 2009 and 2008:

	NET REVENUES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast:
Bulgaria	$61,753	$3,517	Nm(1)	Nm(1)	$3,517	$1,261	178.8%	176.5%
Croatia	51,350	48,543	5.8%	10.5%	48,543	54,084	(10.2)%	(3.5)%
Czech Republic	265,018	271,733	(2.5)%	(2.2)%	271,733	374,099	(27.4)%	(18.8)%
Romania	157,416	175,409	(10.3)%	(5.7)%	175,409	273,271	(35.8)%	(22.2)%
Slovak Republic	90,391	106,479	(15.1)%	(10.8)%	106,479	132,367	(19.6)%	(15.0)%
Slovenia	64,799	63,385	2.2%	7.5%	63,385	75,963	(16.6)%	(11.9)%
Total Broadcast	690,727	669,066	3.2%	6.4%	669,066	911,045	(26.6)%	(17.3)%
Media Pro Entertainment	140,797	107,683	30.8%	34.7%	107,683	99,112	8.6%	21.3%
New Media	11,193	9,935	12.7%	17.3%	9,935	9,431	5.3%	14.1%
Intersegment revenues	(105,583)	(104,739)	(0.8)%	(4.0)%	(104,739)	(99,112)	(5.7)%	(18.0)%
Total Net Revenues	$737,134	$681,945	8.1%	11.4%	$681,945	$920,476	(25.9)%	(16.6)%

(1) Number is not meaningful.

Our Broadcast segment reported revenues of US$ 690.7 million during 2010, an increase of 3% compared to 2009. On a constant currency basis, this increase of 6% in revenues has been primarily due to the acquisition of the bTV group in Bulgaria, which reported broadcast revenues of US$ 57.9 million in the period since acquisition.

In 2009, our Broadcast segment reported revenues of US$ 669.1 million compared to $911.0 million in 2008, a decrease of 27%, or 17% on a constant currency basis.  All of our broadcast operations were impacted by the economic recession, as reduced demand for television advertising led to a decrease in prices.

Media Pro Entertainment reported revenues of US$ 140.8 million in 2010 compared to US$ 107.7 million in 2009 and US$ 99.1 million in 2008, increases on a constant currency basis of 35% and 21%, respectively.  Prior to the acquisition of the Media Pro Entertainment business in December 2009, our Media Pro Entertainment segment included only those content activities previously embedded within our broadcast operations.

Our New Media segment reported revenues of US$ 11.2 million during 2010 representing an increase of 13% compared to 2009. On a constant currency basis, revenues increased by 17% during 2010 compared to 2009, reflecting growth of the number of unique visitors and video downloads.  Furthermore, we strengthened our sales teams and focused our efforts on client relations, made a shift to complete advertising solutions and deployed new sales products.  We also implemented paid content in order to increase the numbers of revenue streams, building a subscription based video portal in Slovenia and VOYO, a transactional video-on-demand project in the Czech Republic.

Our New Media segment reported revenues of US$ 9.9 million in 2009 compared to US$ 9.4 million in 2008, an increase of 5%, or 14% on a constant currency basis, reflecting the increased scale of our operation.

III (b) Cost of Revenues for the years ending December 31, 2010, 2009 and 2008

	COST OF REVENUES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Operating Costs	$123,339	$116,575	5.8%	9.8%	$116,575	$122,008	(4.5)%	6.5%
Cost of programming	390,303	341,201	14.4%	18.8%	341,201	347,148	(1.7)%	10.2%
Depreciation of property, plant and equipment	54,415	51,591	5.5%	9.8%	51,591	48,582	6.2%	18.3%
Amortization of broadcast licenses and other intangibles	25,987	19,919	30.5%	32.9%	19,919	33,864	(41.2)%	(35.5)%
Total Cost of Revenues	$594,044	$529,286	12.2%	16.5%	$529,286	$551,602	(4.0)%	7.2%

Our total cost of revenues for 2010 increased by US$ 64.8 million, or 12% compared to 2009, largely due to our acquisitions of the bTV group in Bulgaria on April 19, 2010 and the Media Pro Entertainment business in Romania in December 2009.

Cost of revenues decreased by US$ 22.3 million in 2009, or 4% compared to 2008, as we responded to the economic recession by reducing costs.

Operating costs

	OPERATING COSTS
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast:
Bulgaria	$14,669	$5,853	150.6%	163.6%	$5,853	$2,337	150.4%	148.4%
Croatia	9,954	12,203	(18.4)%	(14.8)%	12,203	11,903	2.5%	10.2%
Czech Republic	32,557	36,093	(9.8)%	(9.6)%	36,093	36,496	(1.1)%	10.6%
Romania	23,535	22,309	5.5%	10.9%	22,309	30,478	(26.8)%	(11.2)%
Slovak Republic	16,796	18,459	(9.0)%	(4.3)%	18,459	18,566	(0.6)%	5.0%
Slovenia	10,375	10,511	(1.3)%	3.8%	10,511	13,504	(22.2)%	(17.8)%
Total Broadcast	107,886	105,428	2.3%	5.7%	105,428	113,284	(6.9)%	3.8%
Media Pro Entertainment	11,867	2,733	Nm(1)	Nm(1)	2,733	2,462	11.0%	27.4%
New Media	3,586	8,414	(57.4)%	(53.2%	8,414	6,262	34.4%	46.6%
Total Operating Costs	$123,339	$116,575	5.8%	9.8%	$116,575	$122,008	(4.5)%	6.5%

(1) Number is not meaningful.

Operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) increased by US$ 6.8 million, or 6%, in 2010, or 10% on a constant currency basis. The increase is primarily due to costs associated with broadcasting our free-to-air signal in Bulgaria following our acquisition of the bTV group on April 19, 2010, and the acquisition of Media Pro Entertainment in Romania on December 9, 2009. These increases were only partially offset by reduced operating costs in our New Media division, which decreased by 53% on a constant currency basis following further optimization of our operations.

Operating costs decreased by US$ 5.4 million, or 5% in 2009 compared to 2008.  Excluding the impact of movements in foreign exchange rates, total operating costs remained flat, as savings were offset by additional costs relating to Digital Video Broadcasting -Terrestrial (“DVB-T”) broadcast fees and the full year impact of costs associated with our Pro.BG business which we acquired on August 1, 2008.

Cost of programming

	COST OF PROGRAMMING
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast:
Bulgaria	$42,827	$35,218	21.6%	27.9%	$35,218	$6,642	Nm(1)	Nm(1)
Croatia	32,643	30,779	6.1%	10.8%	30,779	39,245	(21.6)%	(15.7)%
Czech Republic	92,167	86,313	6.8%	7.1%	86,313	105,398	(18.1)%	(8.4)%
Romania	98,036	98,221	(0.2)%	4.9%	98,221	117,688	(16.5)%	1.2%
Slovak Republic	64,878	61,028	6.3%	11.8%	61,028	53,509	14.1%	20.5%
Slovenia	31,690	32,319	(1.9)%	3.1%	32,319	32,039	0.9%	6.6%
Total Broadcast	362,241	343,878	5.3%	9.3%	343,878	354,521	(3.0)%	9.0%
Media Pro Entertainment	120,757	93,964	28.5%	32.4%	93,964	84,341	11.4%	23.3%
New Media	9,404	7,765	21.1%	29.9%	7,765	7,398	5.0%	14.5%
Eliminations	(102,099)	(104,406)	2.2%	(0.8)%	(104,406)	(99,112)	(5.3)%	(17.6)%
Total Cost of Programming	$390,303	$341,201	14.4%	18.8%	$341,201	$347,148	(1.7)%	10.2%

(1) Number is not meaningful.

Programming costs (including production costs and amortization of programming rights) increased by US$ 49.1 million, or 14% in 2010, or 19% on a constant currency basis compared to 2009, reflecting the acquisition of the Media Pro Entertainment business in Romania in December 2009 and the bTV group on April 19, 2010, the cost of launching new channels, including MTV CZECH in November 2009, DOMA (Slovak Republic) in August 2009 and TV PIKA in Slovenia (now POP BRIO) in September 2009, and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

Programming costs decreased by US$ 5.9 million or 2% between 2008 and 2009 but increased by 10% on a constant currency basis, reflecting price inflation and investment in new channels.

Depreciation of property, plant and equipment:  Depreciation of property, plant and equipment increased by US$ 2.8 million, or 6% in 2010, or 10% on a constant currency basis reflecting the impact of our acquisition of the bTV group in Bulgaria as well as investments in production equipment assets across all of our Media Pro Entertainment operations.

Depreciation of property, plant and equipment increased by US$ 3.0 million, or 6%, in 2009, primarily due to movements in foreign exchange rates; on a constant currency basis, depreciation increased 18%. The depreciation reflects recent investments in production equipment assets across all of our Broadcast operations, particularly in Bulgaria and Romania.

Amortization of broadcast licenses and other intangibles:  Amortization of broadcast licenses and other intangibles increased by US$ 6.1 million, or 31% in 2010, or 33% on a constant currency basis, reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010 and Media Pro Entertainment in December 2009.

Amortization of broadcast licenses and other intangibles decreased by US$ 13.9 million, or 41% in 2009 compared to 2008, of which 5% reflects the impact of movements in foreign exchange rates. The decrease was primarily due to a reduction in amortization in our Broadcast operations following the extension of the expiration date of TV NOVA (Czech Republic)’s terrestrial broadcast license to January 2025.

III (c) Selling, General and Administrative Expenses for the years ending December 31, 2010, 2009 and 2008

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
	For the Years Ended December 31, (US$ 000’s)
			Movement				Movement
	2010	2009	% Act	% Lfl	2009	2008	% Act	% Lfl
Broadcast:
Bulgaria	$6,328	$6,917	(8.5)%	(3.8)%	$6,917	$2,499	176.8%	174.5%
Croatia	6,385	4,928	29.6%	35.4%	4,928	7,388	(33.3)%	(28.3)%
Czech Republic	17,475	18,588	(6.0)%	(5.7)%	18,588	24,414	(23.9)%	(14.8)%
Romania	9,849	14,944	(34.1)%	(30.7)%	14,944	14,683	1.8%	23.4%
Slovak Republic	9,718	12,027	(19.2)%	(15.1)%	12,027	10,684	12.6%	18.9%
Slovenia	4,307	4,975	(13.4)%	(9.0)%	4,975	6,348	(21.6)%	(17.2)%
Divisional operating costs	2,123	2,410	(11.9)%	(4.3)%	2,410	-	Nm(1)	Nm(1)
Total Broadcast	56,185	64,789	(13.3)%	(10.0)%	64,789	66,016	(1.9)%	9.0
Media Pro Entertainment	14,361	3,448	Nm (1)	Nm(1)	3,448	2,893	19.2%	32.6)%
New Media	4,745	2,407	97.1%	106.3%	2,407	2,821	(14.7)%	(6.9)%
Central	44,525	39,143	13.7%	19.7%	39,143	48,787	(19.8)%	(17.6)%
Total Selling, General and Administrative Expenses	$119,816	$109,787	9.1%	13.8%	$109,787	$120,517	(8.9)%	(2.1)%

(1) Number is not meaningful.

Selling, general and administrative expenses increased by US$ 10.0 million, or 9%, compared to 2009. Selling, general and administrative expenses include those attributable to the operations of Media Pro Entertainment, which we acquired in December 2009.

Selling, general and administrative expenses decreased by US$ 10.7 million in 2009 compared to 2008, primarily due to a reduction in performance-related bonuses and lower marketing and selling costs.

Central costs increased by US$ 5.4 million, or 14%, in 2010 compared to 2009.  Central costs in 2010 included approximately US$ 4.4 million of costs related to the acquisition of the bTV group in April 2010 and US$ 1.2 million of onerous lease obligations following the bankruptcy of the tenant of our former administrative center in London.  Central costs in 2009 included approximately US$ 4.1 million of costs related to the acquisition of Media Pro Entertainment, which was completed in December 2009, and are stated net of other income of US$ 3.4 million arising on the assignment of our claim in the bankruptcy proceedings of Lehman Brothers Holdings (“Lehman Holdings”) and Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”) to an unrelated third party.

Central costs decreased by US$ 9.6 million, or 20%, in 2009, compared to 2008, as the benefits of our ongoing cost reduction measures were seen in all cost categories.  These efficiency gains were partially offset by redundancy costs of US$ 1.6 million and costs of approximately US$ 4.1 million in connection with our acquisition of Media Pro Entertainment, which prior to January 1, 2009 would have been capitalized as part of our investment (see Part II, Item 8, Note 3, “Acquisitions and Disposals”).

Central costs include a charge of US$ 6.8 million (2009: US$ 6.2 million; 2008: US$ 6.1 million) in respect of non-cash stock-based compensation (see Part II, Item 8, Note 15, “Stock-Based Compensation”).

III (d) Impairment charge for the years ending December 31, 2010, 2009 and 2008

	For the Years Ended December 31, (US$ 000’s)
	2010	2009	2008
Impairment charge	$397	$81,843	$64,891

We recognized an impairment charge of US$ 0.4 million in 2010 to write off the carrying value of the InfoPro trademark, included within our Romania Broadcast segment, after ceasing operations of the InfoPro radio channel and determining that the trademark was no longer recoverable. There were no other indicators of impairment for our goodwill or long-lived assets, and we were not required to record any impairment charges against goodwill following completion of our annual review of the recoverability of goodwill in the fourth quarter of 2010.

We performed an impairment review in the first quarter of 2009 as a result of a deterioration in various macroeconomic indicators, a reduction in the short and medium-term economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill during that review, we concluded that a charge of US$ 81.8 million was required to write down the long-lived assets in the Pro.BG asset group to US$ nil (see Part II, Item 8, Note 4, “Goodwill and Intangible Assets”).

In 2008, our stock price had fallen substantially due to the global economic crisis, and as a result, we reviewed our future cash flow forecasts for our operations. In connection with our annual impairment test for our goodwill, indefinite-lived intangible assets and long-lived assets’ carrying values, we recognized total impairment charges with respect to our Pro.BG operations in 2008.

III (e) Operating income / (loss) for the years ending December 31, 2010, 2009 and 2008

	For the Years Ended December 31, (US$ 000’s)
			Movement			Movement
	2010	2009	% Act	2009	2008	% Act

Operating income / (loss)	$22,877	$(38,971)	158.7%	$(38,971)	$183,466	(121.2)%

We had operating income of US$ 22.9 million in 2010 compared to an operating loss of US$ 39.0 in 2009 primarily due to a reduction in impairment charges in 2010. Operating margin was 3.1% in 2010 compared to (5.7%) in 2009.

We reported an operating loss of US$ 39.0 million in 2009, a decrease of US$ 222.4 million compared to 2008 due to the effects of the global economic crisis on television advertising spend in our markets.  Operating margin was in 2009 was (5.7)% compared to 19.9% for 2008.

III (f) Other income (expense) items for the years ending December 31, 2010, 2009 and 2008

	For the Years Ended December 31, (US$ 000’s)
	2010	2009	% Act	2009	2008	% Act

Interest income	$2,238	$2,876	(22.2)%	$2,876	$9,650	(70.2)%
Interest expense	(133,505)	(115,771)	15.3%	(115,771)	(82,387)	(40.5)%
Foreign currency exchange (loss)/gain, net	(5,030)	82,920	(106.1)%	82,920	(35,570)	Nm(1)
Change in fair value of derivatives	1,164	1,315	(11.5)%	1,315	6,360	(79.3)%
Other income	357	1,385	(74.2)%	1,385	2,631	(47.4)%
Provision for income taxes	(5,025)	(4,737)	(6.1)%	(4,737)	(42,208)	88.8%
Discontinued operations, net of tax	213,697	(36,824)	Nm(1)	(36,824)	(309,421)	88.1%
Noncontrolling interest in loss / (income) of consolidated subsidiaries	3,402	10,650	(68.1)%	10,650	(2,067)	Nm(1)
Currency translation adjustment, net	(17,586)	(106,604)	83.5%	(106,604)	(88,609)	(20.3)%
Obligation to purchase shares	$-	$-	-	$-	$488	Nm(1)

(1) Number is not meaningful.

Interest income decreased by US$ 0.6 million compared to 2009 primarily as a result of a reduction in interest rates and our maintaining a lower average cash balance.

Interest income decreased by US$ 6.8 million in 2009 compared to 2008 primarily as a result of a reduction in interest rates.

Interest expense increased by US$ 17.7 million compared to 2009 primarily due to our increased borrowings and the average interest rate applicable thereon.   Our 2009 Fixed Rate Notes (issued in September 2009) were outstanding for a full year in 2010 and also and we also incurred interest in connection with the issuance of our 2010 Fixed Rate Notes.  See Part II, Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”.

Interest expense increased by US$ 33.4 million in 2009 compared to 2008.  The increase reflects interest and amortization of the related debt issuance discount on our 2008 Convertible Notes issued on March 10, 2008, as well as movements in foreign exchange rates, an increase in our average borrowings, albeit at lower interest rates, and a loss of US$ 14.5 million of which US$ 5.1 million relates to accelerated amortization costs on the extinguishment of certain indebtedness.

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

In 2010, we recognized a net loss of US$ 5.0 million comprising transaction losses of US$ 40.0 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 54.7 million on the Senior Notes due to the overall strengthening of the dollar against the Euro and transaction losses of US$ 19.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During 2009, we recognized a net gain of US$ 82.9 million comprising: transaction gains of US$ 116.7 million on the revaluation of intercompany loans; transaction losses of approximately US$ 17.0 million on our senior indebtedness and US$ 22.4 million on the five year revolving loan agreement dated July 21, 2006, as amended on August 22, 2007, between us and the European Bank for Reconstruction and Development (the “EBRD Loan”) that was repaid in September 2009 due to the strengthening of the Euro from December 31, 2008; and transaction gains of US$ 5.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Since February 19, 2009, any gain or loss arising on the revaluation of an intercompany loan to our Czech Republic operations has been recognized in the income statement as the loan is no longer considered to be long term in nature.  We recognized a loss of US$ 95.1 million within currency translation adjustment on the revaluation of such loan in the period from January 1, 2009 to February 19, 2009 compared to a loss of US$ 38.7 million in the year ended December 31, 2008.

In 2008, we recognized a net loss of US$ 35.6 million comprising: transaction losses of US$ 37.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary; a transaction gain of approximately US$ 31.8 million on our senior indebtedness due to the strengthening of the dollar against the Euro between December 31, 2007 and December 31, 2008; and US$ 29.5 million of transaction losses relating to the revaluation of intercompany loans.

Change in fair value of derivatives: In 2010 we recognized a loss of US$ 1.1 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a US$ 2.8 million gain as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business (see Part II, Item 8, Note 3, “Acquisitions and Disposals”). We also recognized a loss of US$ 0.5 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 compared to a total derivative gain of US$ 1.3 million in 2009 and US$ 6.4 million in 2008 (see Part II, Item 8, Note 11, “Financial Instruments and Fair Value Measurements”).

Other income: We recognized other income of US$ 0.4 million in 2010, US$ 1.4 million in 2009, and US$ 2.6 million in 2008. The amounts in 2009 and 2008 largely relate to the unwinding of onerous contract liabilities and the release of provisions against certain historic tax contingencies within our Romania operations.

Provision for income taxes: We recognized a tax provision of US$ 5.0 million in 2010 compared to US$ 4.7 million and US$ 42.2 million in 2009 and 2008, respectively.

The provision for income taxes in 2010 reflects valuation allowances in respect of tax losses. It also includes tax credits in respect of tax losses and other temporary differences of US$ 2.9 million in our Slovakia broadcast operations and tax credits in respect of other temporary differences of US$ 3.6 million in our Romania broadcast operations.

The provision for income taxes in 2009 included a benefit of US$ 7.1 million from the impairment of assets in Bulgaria. The benefit from this impairment, which was relieved at the Bulgarian tax rate of 10.0%, was offset by profits taxed at higher tax rates. The provision for income taxes in 2009 also benefited from the release of valuation allowances as we utilized brought forward losses.

We incurred a disproportionate tax charge in 2008 due to the fact that there was no tax benefit attributable to the impairment charge in respect of goodwill recorded in the year and due to the impact of valuation allowances recorded in respect of tax losses.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

For further information on taxes see Part 11, Item 8, Note 13, “Income Taxes”.

Discontinued operations, net:  On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, for total consideration of US$ 308.0 million, resulting in a net gain of US$ 217.6 million. The results of the Ukraine operations have therefore been treated as discontinued operations for each period presented.

See Part II, Item 8, Note 18, “Discontinued Operations” for additional information.

Noncontrolling interest in income of consolidated subsidiaries:  In 2010, we recognized income of US$ 3.4 million in respect of the noncontrolling interest in consolidated subsidiaries, compared to income of US$ 10.7 million in 2009, reflecting additional losses of our Pro.BG business which is partially offset by income generated by the bTV group acquired in April 2010. The results in 2008 reflected the income of Pro TV, MPI and MVI in Romania partially offset by losses in our Pro.BG business which we acquired in August 2008.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant operation) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment on the balance sheet.

The dollar appreciated against the majority of the functional currencies of our operations in 2010. We recognized a loss of US$ 17.6 million in 2010 on the revaluation of our net investments in subsidiaries compared to a loss of US$ 106.6 million in 2009 and US$ 88.6 million for 2008. The losses in 2009 and 2008 included losses of US$ 95.1 million and US$ 38.7 million, respectively, on the revaluation of an intercompany loan to CET 21 that was previously considered to be long term in nature.  Since February 19, 2009, any exchange difference arising on the revaluation of that loan has been recognized in the Consolidated Statement of Operations.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and December 31 in 2010, 2009 and 2008, respectively:

	For the years ended December 31,
	2010	2009	2008

Bulgarian Lev	8%	(3)%	-%
Croatian Kuna	9%	(2)%	5%
Czech Koruna	2%	(5)%	7%
Euro	8%	(3)%	6%
New Romanian Lei	9%	4%	15%

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

III (g) Consolidated Balance Sheet as at December 31, 2010 compared to December 31, 2009

The principal components of our Consolidated Balance Sheet at December 31, 2010 compared to December 31, 2009 are summarized below:

(US$ 000’s)	December 31, 2010	December 31, 2009	Movement

Current assets	$612,085	$881,461	(30.6)%
Non-current assets	2,328,465	1,991,326	16.9%
Current liabilities	243,076	352,118	(31.0)%
Non-current liabilities	1,449,722	1,348,829	7.5%
CME Ltd. shareholders’ equity	1,226,879	1,177,589	4.2%
Noncontrolling interests in consolidated subsidiaries	20,873	(5,749)	Nm(1)

(1) Number is not meaningful.

Current assets:  Current assets at December 31, 2010 decreased US$ 269.4 million compared to December 31, 2009, primarily as a result of cash invested to acquire the bTV group and the impact on our balance sheet of the disposal of our former operations in Ukraine.

Non-current assets:  Non-current assets at December 31, 2010 increased US$ 337.1 million compared to December 31, 2009, primarily due to the recognition of goodwill and intangible assets on the acquisition of the bTV group in April 2010 (see Part II, Item 8, Note 3, “Acquisitions and Disposals“).

Current liabilities:  Current liabilities at December 31, 2010 decreased by US$ 109.0 million compared to December 31, 2009 primarily as a result of repayment of amounts outstanding under terminated credit facilities in the Czech Republic and Slovenia.

Non-current liabilities:  Non-current liabilities at December 31, 2010 increased US$ 100.9 million compared to December 31, 2009, primarily as a result of additional net borrowings (see Part II, Item 5 “Long-term Debt and Other Financing Arrangements”). The movement also includes a US$ 54.7 million decrease in the carrying value of the Senior Notes due to the strengthening of the dollar against the Euro, which is partially offset by a US$ 21.3 million increase in the carrying value of our 2008 Convertible Notes as a result of the accretion of the debt issuance discount.

CME Ltd. shareholders’ equity:  CME Ltd. shareholders’ equity at December 31, 2010 increased US$ 49.3 million compared to December 31, 2009. We recognized net income of US$ 100.2 million in 2010, which was partially offset by a decrease in other comprehensive income of US$ 18.2 million, due to the overall impact of the strengthening dollar on the value of our foreign currency denominated assets and a US$ 40.3 million reduction in additional paid-in capital following the acquisition of noncontrolling interests (see Part II, Item 8, Note 3, “Acquisitions and Disposals”). We also recognized a stock-based compensation charge of US$ 7.4 million.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at December 31, 2010 increased US$ 26.6 million compared to December 31, 2009 primarily due to the acquisition of noncontrolling interests in Bulgaria. We also acquired the remaining ownership interests in Pro TV, MPI and MV, thereby increasing our ownership interests in each of these companies to 100.0%. See Part II, Item 8, Note 3, “Acquisitions and Disposals” for additional information.

IV. Liquidity and Capital Resources

IV (a) Summary of cash flows:

Cash and cash equivalents decreased by US$ 201.9 million during the year ended December 31, 2010.  The change in cash and cash equivalents is summarized as follows:

(US$ 000’s)	For the Years Ended December 31,
	2010	2009	2008
Net cash (used in) / generated from continuing operating activities	$(49,614)	$7,190	$137,487
Net cash used in continuing investing activities	(456,770)	(75,129)	(253,379)
Net cash received from financing activities	7,338	475,027	444,386
Net cash used in discontinued operations - operating activities	(5,921)	(39,855)	(5,204)
Net cash generated from / (used in) discontinued operations - investing activities	307,790	(1,982)	(3,367)
Net cash used in discontinued operations - financing activities	-	(22,224)	(332,380)
Impact of exchange rate fluctuations on cash	(4,727)	8,504	(21,279)
Net (decrease) / increase in cash and cash equivalents	$(201,904)	$351,531	$(33,736)

Operating Activities

Cash generated from continuing operations decreased from an inflow of US$ 7.2 million to an outflow of US$ 49.6 million, reflecting the continued impact of the market slowdown on the level of cash generated by our operations.  We continued to generate positive cash flow in our broadcast and new media operations in the Czech Republic, Romania and Slovenia, which was partially offset by the negative cash flows of our broadcast and new media operations in Bulgaria, Croatia, and the Slovak Republic. We also paid interest of US$ 100.9 million in 2010 compared to US$ 61.9 million in 2009.

Cash generated from continuing operations decreased from an inflow of US$ 137.5 million in 2008 to US$ 7.2 million in 2009, reflecting the cash needs of our Pro.BG business as well as the decline in profitability of our broadcast operations during the economic downturn.

Cash generated from continuing operations of US$ 137.5 million in 2008 was a result of significant increases in cash generation from our broadcast operations in the Czech Republic and Romania following continued strong operational performance in 2008.

Investing Activities

Cash used in investing activities increased from US$ 75.1 million to US$ 456.8 million in 2010. Our investing cash flows in 2010 primarily comprised US$ 409.5 million relating to the acquisition of the bTV group and US$ 46.0 million relating to capital expenditures.

Cash used in investing activities decreased from US$ 253.4 million in 2008 to US$ 75.1 million in 2009.  Our investing cash flows in 2009 primarily comprised of US$ 10.0 million paid in connection with our acquisition of Media Pro Entertainment (see Part II, Item 8, Note 3, “Acquisitions and Disposals”) and capital expenditure of US$ 48.0 million. The cash flows used in investing activities of US$ 253.4 million in 2008 included the purchases of our investments in our Bulgaria operations and capital expenditures of US$ 75.8 million, largely in respect of the expansion of our broadcasting facilities and equipment in the Czech Republic, Romania and the Slovak Republic.

Financing Activities

Cash received from financing activities in 2010 was US$ 7.3 million compared to US$ 475.0 million in 2009. The amount of net cash received in 2010 reflects the issuance of EUR 170.0 million (approximately US$ 237.5 million at the date of issuance) aggregate principal amount of 2010 Fixed Rate Notes, less costs of US$ 12.0 million, offset by the repayment of CZK 1.45 billion (approximately US$ 78.1 million at the date of repayment) of credit facilities, the repayment of a revolving facility in Slovenia of EUR 22.5 million (approximately US$ 30.2 million at the date of repayment), the repayment of approximately US$ 101.5 million of our Senior Notes and 2008 Convertible Notes and US$ 6.5 million paid in connection with the acquisitions of noncontrolling interests (see Part II, Item 8, Note 3, “Acquisitions and Disposals“). The Erste Facility that had been drawn in full in 2010 was repaid in full on October 21, 2010 using the proceeds from the issuance of the 2010 Fixed Rate Notes (see Part II, Item 8, Note 5, Long-Term Debt and Other Financing Arrangements“).

Net cash received from financing activities increased US$ 30.6 million from 2008 to US$ 475.0 million in 2009. The amount of cash received in 2009 reflect the issuance of 14.5 million shares of Class A common stock and 4.5 million shares of Class B common stock to an affiliate of Time Warner Inc. for an aggregate offering price of US$ 234.4 million, net of fees paid and the drawdown of our revolving credit facilities to maximize liquidity and the issuance of EUR 440.0 million (net of fees) (approximately US$ 634.0 million) of our 2009 Fixed Rate Notes. This was offset by payments of approximately US$ 371.1 million to repurchase our 2005 Fixed Rate Notes and the repayment of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding on the EBRD Loan. The amount of cash received in 2008 reflects the net proceeds of US$ 400.3 million from the issuance of the 2008 Convertible Notes and purchase of the Capped Call Options (as defined below), US$ 37.4 million of proceeds from the EBRD Loan and US$ 22.7 million of drawings on the BMG cash pool.

Discontinued Operations

Our former Ukraine operations, which were sold on April 7, 2010, incurred operating cash outflows of US$ 5.9 million, US$ 40.0 million and US$ 5.0 million in 2010, 2009 and 2008, respectively.  In 2009, we paid taxes of US$ 1.0 million to the Dutch tax authorities pursuant to an agreement we entered into with them on February 9, 2004, compared to US$ 2.0 million in 2008.

Net cash generated from investing activities in 2010 was US$ 307.8 million, which primarily represents the cash proceeds from the sale of our former Ukraine operations. Net cash used in investing activities was US$ 2.0 million and US$ 3.4 million in 2009 and 2008, respectively, which primarily represents capital expenditure.

Net cash used in financing activities in 2009 and 2008 primarily represents the US$ 22.0 million and US$ 332.4 million, respectively, paid in connection with the buyout of a partner in our former operations in Ukraine.

IV (b) Sources and Uses of Cash

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

IV (c) Contractual Obligations and Commitments

Our future contractual obligations as of December 31, 2010 are as follows:

Contractual Obligations	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,403,610	$12,539	$440,200	$198,195	$752,676
Long-Term Debt – interest (1)	563,262	125,369	192,631	164,695	80,567
Capital Lease Obligations	4,807	1,171	1,310	744	1,582
Operating Leases	31,786	7,640	8,738	4,455	10,953
Unconditional Purchase Obligations	423,864	161,197	213,731	48,936	-
Other Long-Term Obligations	50,642	9,207	16,623	16,541	8,271
Total Contractual Obligations	$2,477,971	$317,123	$873,233	$433,566	$854,049
(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Part II, Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at December 31, 2010.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At December 31, 2010, we had commitments in respect of future programming of US$ 420.1 million. This includes contracts signed with license periods starting after December 31, 2010.

Other Long-term Obligations

Other long-term obligations include US$ 50.5 million of digital transmission commitments.

Operating Leases

For more information on our operating lease commitments see Part II, Item 8, Note 19, “Commitments and Contingencies”.

IV (d) Cash Outlook

Liquidity and Capital Resources

Since 2005, our broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. However, we still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at December 31, 2010, we had US$ 346.7 million available in cash and credit facilities, including uncommitted overdraft facilities.

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of any economic recovery in our markets. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans, limiting the amount of cash spent on our Unrestricted Subsidiaries (as described below) and increasing our cash resources through additional debt facilities, refinancing of existing credit facilities and the issuance of equity.

Improving our liquidity position and extending the maturity of our debt

As of December 31, 2010, we had US$ 346.7 million available in unrestricted cash and undrawn credit facilities (including uncommitted overdraft facilities) as summarized in the table below:

In (US$ 000’s)	Unrestricted cash and undrawn credit facilities at December 31, 2010

Cash	$244,050
EUR 5.0 million BMG overdraft	6,681
CZK 300.0 million Czech Factoring Facility	15,999
CZK 1.5 billion Revolving Credit Facility	79,996
Total	$346,726

As of December 31, 2010, we had gross debt of US$ 1,418.1 million (being the aggregate outstanding principal amount of our debt) and net debt of US$ 1,174.1 million.

In (US$ 000’s)	Gross debt at December 31, 2010

2010 Fixed Rate Notes	$227,154
2009 Fixed Rate Notes	523,256
Floating Rate Notes	197,758
2008 Convertible Notes	440,200
Senior Debt	1,388,368

Credit facilities and capital leases	19,451
Derivatives (at fair value)	10,259
Total	$1,418,078

In October 2010, our wholly owned subsidiary CET 21 issued EUR 170.0 million (approximately US$ 237.5 million at the date of issuance) aggregate principal amount of 2010 Fixed Rate Notes. Using the net cash proceeds received from the offering, we repurchased approximately US$ 104.7 million principal amount of our indebtedness, consisting of i) US$ 34.8 million aggregate principal amount of 2008 Convertible Notes purchased at 88.25% of par, ii) EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of Floating Rate Notes purchased at 81.75% of par and iii) EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of 2009 Fixed Rate Notes purchased at a range of 101.0% to 102.5% of par, plus accrued and unpaid interest on each such series of notes.

In addition, on October 21, 2010, we used a portion of the net proceeds of the 2010 Fixed Rate Notes to repay in full the principal outstanding under the Erste Facility of CZK 2.8 million (approximately US$ 159.9 million at the date of repayment), plus accrued interest and break costs. We also wrote off all remaining capitalized issuance costs and these charges were recognized as a loss on extinguishment within interest expense.

The benefit of issuing the 2010 Fixed Rate Notes and using the proceeds to repay the Erste Facility and a portion of our Senior Notes and 2008 Convertible Notes is that the scheduled final maturity of a significant portion of our outstanding debt has been extended and we decreased the amount of our indebtedness that matures in the short and medium term. However the interest costs associated with the 2010 Fixed Rate Notes are substantially higher than the senior debt that was repurchased.  As of December 31, 2010, the principal amount of our Senior Notes and 2008 Convertible Notes together represented 98.0% of the total principal amount of our total debt outstanding and none of this debt matures before March 2013 (see Part II, Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”).

On October 21, 2010, CET 21 also entered into the five-year CZK 1.5 billion (approximately US$ 80.0 million) Secured Revolving Credit Facility. The Secured Revolving Credit Facility decreases to CZK 750.0 million (approximately US$ 40.0 million) in October 2014. Interest under the facility is calculated at a rate per annum of 4.50% above PRIBOR for the relevant interest period. Drawings under the facility are expected to be used for working capital requirements and for general corporate purposes. As at December 31, 2010, we have satisfied conditions to utilize the Secured Revolving Credit Facility as we had repurchased, subsequent to September 30, 2010, approximately US$ 100.0 million of our long-term indebtedness. The facility is subject to maintenance covenants at the CET 21 level. There were no drawings on the Secured Revolving Credit Facility as of December 31, 2010.

At December 31, 2010 we had US$ 440.2 million aggregate principal amount of our 2008 Convertible Notes outstanding. On February 18, 2011 we completed privately negotiated exchanges of US$ 206.3 million in aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million in aggregate principal amount of 2011 Convertible Notes.  The exchanging holders of the 2008 Convertible Notes also received cash consideration including accrued interest totaling approximately US$ 30.2 million. This exchange offer extended the overall maturity profile of our debt. We now have US$ 233.9 million aggregate principal amount of 2008 Convertible Notes outstanding that mature in 2013.

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of December 31, 2010, our Coverage Ratio was 1.1 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 334.1 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 242.4 million of this amount for borrowings mainly in the Czech Republic and Romania. This leaves approximately US$ 91.7 million of additional borrowing capacity available to us at December 31, 2010. We are able to utilize the five-year CZK 1.5 billion (approximately US$ 80.0 million) Secured Revolving Credit Facility, of which no amounts were drawn as at December 31, 2010. Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

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

S&P and Moody’s have rated our outstanding debt instruments and our corporate credit as follows as of October 14, 2010:

	2009 Fixed Rate Notes, Floating Rate Notes and 2008 Convertible Notes	2010 Fixed Rate Notes	Corporate	Outlook

S&P	B-	B	B	stable
Moody’s	B3	Ba3	B2	negative

Credit rating agencies monitor companies closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 11.5 times at December 31, 2010 and is calculated as our gross debt divided by our trailing twelve-month OIBDA. Our pro forma OIBDA (calculated by excluding stock based compensation, our former Ukraine operations and including pro forma twelve-month operations of the bTV group) was US$ 123.4 million at December 31, 2010.  Our total gross debt (the sum of our Senior Notes, 2008 Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our consolidated financial statements) was US$ 1,418.1 million at December 31, 2010. The ratio of Net Debt/pro forma OIBDA was 9.5 at December 31, 2010.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. Prior to the quarter ended June 30, 2009, all of our operations were Restricted Subsidiaries. During the quarter ended June 30, 2009, our Board of Directors designated those subsidiaries that comprised our former Ukraine and then existing Bulgaria operations as Unrestricted Subsidiaries. This change in designation was immediately beneficial to us because it resulted in the exclusion of the negative results of our Bulgaria operations and our former Ukraine operations for purposes of determining our capacity to incur indebtedness under our then-outstanding Senior Notes. Similarly, as the cash flows of our Restricted Subsidiaries recover, our ability to raise additional debt financing should improve commensurately, unimpeded by any continuing negative results in our Unrestricted Subsidiaries.  As of December 31, 2010, our Unrestricted Subsidiaries consist of those subsidiaries that comprise the Pro.BG business in Bulgaria; CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations; and, following the disposal of our former operations in Ukraine in April 2010, CME Austria GmbH (formerly CME Ukraine Holding GmbH).

In 2009, our Unrestricted Subsidiaries required significant cash support. We have taken two strategic actions to substantially reduce this need for cash support. On April 7, 2010, we completed the sale of our former Ukraine operations for total proceeds of US$ 308.0 million and on April 19, 2010, we completed the acquisition of the bTV group in Bulgaria for total cash consideration of US$ 409.9 million. For more information, see Part II, Item 8, Note 3, “Acquisitions and Disposals”.  As a result, despite the net cash outflow of US$ 101.9 million resulting from these transactions, we have significantly improved our OIBDA and our operating cash flows and the funding needs of our Unrestricted Subsidiaries have been reduced substantially.

We expect that the total cash balance remaining in the Development Financing Holding Company and CME Austria GmbH (US$ 21.5 million at December 31, 2010) is significantly more than will be required by the Pro.BG business in Bulgaria for the period up to when full legal integration of the Pro.BG business with the bTV group is complete. Our indentures governing the Senior Notes do not prohibit the transfer of funds from Unrestricted Subsidiaries to Restricted Subsidiaries. Following the disposal of our operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Part II, Item 8, Note 11, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech Koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any substantial risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013 to reduce the impact of changing interest rates on our floating rate debt (see Part II, Item 8, Note 11, “Financial Instruments and Fair Value Measurements”). This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default that gave us the right to early termination of capped call options we had purchased from Lehman Brothers to increase the effective conversion price of our 2008 Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.

We had purchased similar capped call options from BNP Paribas (“BNP”) and Deutsche Bank Securities Inc (“DB”), however we consider the likelihood of similar loss on the BNP or DB capped calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the capped calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A common stock upon any conversion of the 2008 Convertible Notes.

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

Produced Program Rights

Through our Media Pro Entertainment segment, we produce and distribute a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be exploited by transmission on our broadcast stations. In addition to this we also produce feature films which are intended to be exploited initially through exhibition in theatres and subsequently through sales in one or more of the home video, Pay TV, free TV, international syndication and internet markets. Finally, we also acquire content from third parties which we distribute through all of the windows mentioned above.

We recognize revenue from filmed content at the Media Pro Entertainment level when the revenue recognition criteria of Accounting Standard Codification (“ASC”) 926-605-25 are met. In practice, it usually means revenue on the sale of content is recognized when the finished content is available for our broadcasters or delivered to third parties (unless the license period has not begun). This intercompany revenue is eliminated upon consolidation and revenue is not recognized at the CME group level until the content is exploited by our broadcasters, which usually means we have earned advertising or other revenue.

We recognize revenue from the distribution of acquired content when the content is available for telecast, which is usually when we furnish a Notice of Delivery to our clients, and when the license period for the arrangement under consideration - usually a pre-defined  “window”- has begun.

Produced program rights as shown in the balance sheet represent the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Produced program rights are stated at the lower of cost, less accumulated amortization, or fair value.

When we recognize revenue on a title, both at the segment and at the CME consolidated level, we also recognize a proportion of the capitalized film costs in the income statement using the individual film forecast model. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the title’s life cycle (the “Ultimate Revenues“).

The process of evaluating a title’s ultimate revenues requires management judgment and is inherently subjective. The calculation of ultimate revenue can be a complex one, however the level of complexity and subjectivity is correlated to the number of revenue streams that management believes will be earned. Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple types of revenues. As already mentioned, the majority of our production is intended primarily for exploitation by our own broadcasters and we have few supportable expectations of generating revenue from other sources. In such cases, we consider mainly the free television window in our calculation of the ultimate revenue. For produced and acquired feature films or other projects where we do have supportable expectations of generating multiple revenue streams, we base our estimates of ultimate revenues for each film on factors such as the historical performance or similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theatres in which the film will be released. We update such estimates based on information available on the progress of the film’s production and upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on our results for that period.

Produced program rights which include direct costs, production overhead and development costs, are stated at the lower of cost, less accumulated amortization, or fair value. When the estimated Ultimate Revenues, less additional costs to be incurred (including exploitation costs), are less than the carrying value of the film costs, the value of a film is deemed to be impaired and thus, an immediate write-off of unrecoverable film costs is recorded in the Consolidated Statement of Operations.

Recognition of goodwill and intangible assets

In accordance with ASC 805, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill.

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

Impairment of goodwill, indefinite lived- intangible assets and long-lived assets

We assess the carrying value of intangible assets with indefinite lives and goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable.  Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends.  Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.  We believe that our assumptions are appropriate.  If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

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

The fair value of each reporting unit, and consequently the amount of implied goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date.  Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified ten reporting units which consist of our six geographic locations for our broadcast operations: Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia; the fiction/reality and entertainment, production services and distribution/exhibition reporting units within our Media Pro Entertainment reportable segment and our New Media reporting unit (which is also a reportable segment).

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset.  The same estimates are also used in planning for our long-and short-range business planning and forecasting.  We assess the reasonableness of the inputs and outcomes of our undiscounted cash flow analysis against available comparable market data.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the respective asset.

Assessing goodwill, indefinite-lived intangible assets and long-lived assets requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis with several individual assumptions which fluctuate with the passage of time. The table below shows the key measurements involved and the valuation methods applied:

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

Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro-economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro-economic environment in general and the advertising market and our share of it in particular. While this has involved an appreciation of historical trends we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with local management.

At present, future macro-economic developments in our markets have shown signs of recovery from the economic downturn. There are a wide range of economic forecasts which generally anticipate continued improvement in the size of television advertising markets in the countries in which we operate. In developing our forecasts of future cash flows we take into account all available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values.

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast operating costs and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country’s macro-economic environment. The costs of capital that we have applied in all reporting units at the end of 2010 were slightly lower or comparable to those we had used in our annual impairment review at the end of 2009, which we believe represents a diminution of the perceived level of risk of investing in emerging markets by market participants.

•
Growth rate into perpetuity: reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will eventually converge to Western European markets, and long term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter, we marginally increased our view of the size of the television advertising markets based on our expectation of higher growth rates in future years as the markets have started to show signs of recovery.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each station, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect further cost reductions we intend to initiate.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant from the prior year impairment reviews, however certain investment cash flows were delayed, with a consequent marginal positive impact on the fair value of the reporting units.

Certain triggering events in 2009 such as the substantial decline of our share price, the global economic crisis and the reduced economic projections specific to our markets in Central and Eastern Europe were not present in 2010.  Our share price stabilized beginning from the second half of 2009 and through 2010, global economic conditions improved slightly and there was an improvement in market participants’ sentiment about future economic performance in our markets.

There were no impairment indicators in 2010. We performed our annual impairment test in the fourth quarter of 2010 and determined that none of our reporting units were at risk of impairment.

Using our most conservative assumptions, an adverse change of 10.0% in the fair values of our reporting units, perpetuity growth rate, or cost of capital would result in a potential impairment for the goodwill in our Bulgaria broadcast reporting unit in 2010. No other reporting units in our Broadcast and Media Pro Entertainment segments would be affected by a 10.0% adverse change in the assumptions. An adverse change of 20.0% in the cost of capital would result in a potential impairment for the Production Services reporting unit within the Media Pro Entertainment segment in 2010.

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

In evaluating the realizability of our deferred tax assets, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Any reduction in estimated forecasted results may require that we record additional valuation allowances against our deferred tax assets.  Once a valuation allowance has been established, it will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized.  An ongoing pattern of sustained profitability will generally be considered as sufficient positive evidence.  If the allowance is reversed in a future period, our income tax provision will be reduced to the extent of the reversal.  Accordingly, the establishment and reversal of valuation allowances has had and could continue to have a significant negative or positive impact on our future earnings.

We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change.

In accordance with ASC 740, we recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

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

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations. The liability for accrued interest and penalties was nil and US$ 0.2 million at December 31, 2010 and 2009, respectively.

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

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.  This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans, which are generally provided in currencies other than the dollar.  We recorded transaction losses of US$ 5.0 million in 2010, transaction gains of US$ 82.9 million 2009 and transaction losses of US$ 35.6 million in 2008.

The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income / (Loss), a component of Equity.

Determination of the functional currency of an entity requires considerable management judgment, which is essential and paramount to this determination.  This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured.  If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some or all of our operations, potentially changing the amounts we report as transaction gains and losses in the Consolidated Statement of Operations as well as the translational gains and losses charged or credited to Accumulated Other Comprehensive Income / (Loss). In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.

Contingencies

We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims.  These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  See Part II, Item 8, Note 19, “Commitments and Contingencies” for more detailed information on litigation exposure.

Recent Accounting Pronouncements

See Part II, Item 8, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards adopted since December 31, 2010 and recently issued accounting standards not yet adopted.

VlIl.  Related party matters

Overview

There is a limited local market for many specialist television services in the countries in which we operate; many of these services are provided to us by parties known to be connected to our local shareholders.  As stated in ASC 850, Related Party Disclosures, transactions involving related parties cannot necessarily be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one for whom we are aware of the existence of an immediate family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Part II, Item 8, Note 20, “Related Party Transactions”.

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

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Part II, Item 8, Note 11, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

The fair value of these instruments as at December 31, 2010 and 2009 was a liability of US$ 9.2 million and US$ 8.6 million, respectively.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that are approximately equivalent in value to a portion of the Euro-denominated interest payments on our Floating Rates and our 2009 Fixed Rate Notes (see Part II, Item 8, Note 6, “Long-Term Debt and Other Financing Arrangements”). They are financial instruments that are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under ASC 815, Derivatives and Hedging, and so changes in their fair value are recorded in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other non-current liabilities.

Interest Rate Risk Management

As at December 31, 2010, approximately 14% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at December 31, 2010

	Expected Maturity Dates
	2011	2012	2013	2014	2015	Thereafter

Total Debt in Euro (000’s)
Fixed Rate	-	-	-	-	-	561,600
Average Interest Rate	-	-	-	-	-	10.83%
Variable Rate	-	-	-	148,000	-	-
Average Interest Rate	-	-	-	2.9%	-	-

Total Debt in US$ (000’s)
Fixed Rate	-	-	440,200	-	-	-
Average Interest Rate	-	-	3.50%	-	-	-

Variable Interest Rate Sensitivity as at December 31, 2010

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at December 31, 2010 (US$ 000’s)	Interest Rate as at December 31, 2010	Yearly Interest Charge (US$ 000’s)	1%	%	2%	3%	4%	%	5%
$ 197,758	2.9%	$5,735	$7,713		$9,690	$11,668	$13,645		$15,623
(EUR 148.0 million)

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 23, 2011

Part II.  Financial Information

Item 8.  Financial Statements and Supplementary Data

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$244,050	$445,954
Accounts receivable, net (Note 6)	209,142	180,983
Program rights, net	80,206	73,922
Assets held for sale	-	86,349
Other current assets (Note 7)	78,687	94,253
Total current assets	612,085	881,461
Non-current assets
Property, plant and equipment, net (Note 8)	250,902	274,710
Program rights, net	228,855	182,601
Goodwill (Note 4)	1,221,302	1,136,273
Broadcast licenses and other intangible assets, net (Note 4)	595,641	353,243
Other non-current assets (Note 7)	31,765	44,499
Total non-current assets	2,328,465	1,991,326
Total assets	$2,940,550	$2,872,787

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
 CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s)

	December 31, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$224,058	$199,175
Current portion of long-term debt and other financing arrangements (Note 5)	13,562	117,910
Liabilities held for sale	-	22,193
Other current liabilities (Note 10)	5,456	12,840
Total current liabilities	243,076	352,118
Non-current liabilities
Long-term portion of long-term debt and other financing arrangements (Note 5)	1,346,222	1,259,958
Other non-current liabilities (Note 10)	103,500	88,871
Total non-current liabilities	1,449,722	1,348,829
Commitments and contingencies (Note 19)

EQUITY:
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2009 – nil)	-	-
56,878,489 shares of Class A Common Stock of $0.08 each (December 31, 2009 –56,046,176)	4,550	4,484
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2009 –7,490,936)	599	599
Additional paid-in capital	1,377,803	1,410,587
Accumulated deficit	(233,818)	(333,993)
Accumulated other comprehensive income	77,745	95,912
Total CME Ltd. shareholders’ equity	1,226,879	1,177,589
Noncontrolling interests	20,873	(5,749)
Total equity	1,247,752	1,171,840
Total liabilities and equity	$2,940,550	$2,872,787

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Year Ended December 31,
	2010	2009	2008
Net revenues	$737,134	$681,945	$920,476
Operating expenses:
Operating costs	123,339	116,575	122,008
Cost of programming	390,303	341,201	347,148
Depreciation of property, plant and equipment	54,415	51,591	48,582
Amortization of broadcast licenses and other intangibles (Note 4)	25,987	19,919	33,864
Cost of revenues	594,044	529,286	551,602
Selling, general and administrative expenses	119,816	109,787	120,517
Impairment charge (Note 4)	397	81,843	64,891
Operating income / (loss)	22,877	(38,971)	183,466
Interest income	2,238	2,876	9,650
Interest expense (Note 14)	(133,505)	(115,771)	(82,387)
Foreign currency exchange (loss) / gain, net	(5,030)	82,920	(35,570)
Change in fair value of derivatives (Note 11)	1,164	1,315	6,360
Other income	357	1,385	2,631
(Loss) / income from continuing operations before tax	(111,899)	(66,246)	84,150
Provision for income taxes	(5,025)	(4,737)	(42,208)
(Loss) / income from continuing operations	(116,924)	(70,983)	41,942
Discontinued operations, net of tax (Note 18)	(3,922)	(36,824)	(309,421)
Gain on disposal of discontinued operations (Note 18)	217,619	-	-
Income / (loss) from discontinued operations	213,697	(36,824)	(309,421)
Net income / (loss)	96,773	(107,807)	(267,479)
Net (income) / loss attributable to noncontrolling interests	3,402	10,650	(2,067)
Net Income / (loss) attributable to CME Ltd.	$100,175	$(97,157)	$(269,546)

Net income / (loss)	96,773	(107,807)	(267,479)
Currency translation adjustment	(17,586)	(106,604)	(88,609)
Obligation to repurchase shares	-	-	488
Comprehensive income / (loss)	$79,187	$(214,411)	$(355,600)
Comprehensive (income) / loss attributable to noncontrolling interests	2,821	11,076	(2,071)
Comprehensive income / (loss) attributable to CME Ltd.	$82,008	$(203,335)	$(357,671)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Year Ended December 31,
	2010	2009	2008
PER SHARE DATA (Note 16):
Net (loss) / income per share:
Continuing operations attributable to CME Ltd. - Basic	$(1.77)	$(1.11)	$0.94
Continuing operations attributable to CME Ltd. - Diluted	(1.77)	(1.11)	0.93
Discontinued operations attributable to CME Ltd. - Basic	3.34	(0.68)	(7.31)
Discontinued operations attributable to CME Ltd. - Diluted	3.34	(0.68)	(7.25)
Net income / (loss) attributable to CME Ltd. – Basic	1.57	(1.79)	(6.37)
Net income / (loss) attributable to CME Ltd. – Diluted	$1.57	$(1.79)	$(6.32)

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,029	54,344	42,328
Diluted	64,029	54,344	42,683

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY (US$ 000’s)

			CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2007	36,003,198	$2,880	6,312,839	$505	$1,051,336	$54,871	$290,215	$23,155	$1,422,962
Stock-based compensation	-	-	-	-	7,133	-	-	-	7,133
Stock options exercised	21,075	2	-	-	1,220	-	-	-	1,222
Purchase and extinguishment of capped call options	-	-	-	-	(41,157)	(22,161)	-	-	(63,318)
Acquisitions of noncontrolling interests	-	-	-	-	-	-	-	(18,861)	(18,861)
Dividends	-	-	-	-	-	-	-	(3,178)	(3,178)
Bifurcation of equity option embedded in 2008 convertible notes	-	-	-	-	108,085	-	-	-	108,085
Net (loss) / income	-	-	-	-	-	(269,546)	-	2,067	(267,479)
Currency translation adjustment	-	-	-	-	-	-	(88,613)	4	(88,609)
Obligation to repurchase shares	-	-	-	-	-	-	488	-	488
BALANCE, December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	-	-	-	-	6,180	-	-	-	6,180
Acquisitions of noncontrolling interests	-	-	-	-	(24,090)	-	-	3,965	(20,125)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,848	-	-	-	234,368
Shares issued in connection with the acquisition of Media Pro Entertainment (Note 3)	2,200,000	176	-	-	55,264	-	-	-	55,440
Warrants issued in connection with the acquisition of Media Pro Entertainment (Note 3)	-	-	-	-	13,768	-	-	-	13,768
Conversion of class B shares (Note 12)	3,321,903	266	(3,321,903)	(266)	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	(1,825)	(1,825)
Net loss	-	-	-	-	-	(97,157)	-	(10,650)	(107,807)
Currency translation adjustment	-	-	-	-	-	-	(106,178)	(426)	(106,604)
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s)

			CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	-	-	-	-	7,415	-	-	-	7,415
Acquisition of noncontrolling interests – Pro.BG business (Note 3)	-	-	-	-	(34,696)	-	-	31,446	(3,250)
Acquisition of noncontrolling interests – Pro TV, MPI and MVI (Note 3)	800,000	64	-	-	(5,568)	-	-	(684)	(6,188)
Adjustments – Media Pro Entertainment	-	-	-	-	-	-	-	(1,146)	(1,146)
Stock options exercised	32,313	2	-	-	589	-	-	-	591
Debt costs write off – 2008 Convertible Notes (Note 5)	-	-	-	-	(127)	-	-	-	(127)
Other	-	-	-	-	(397)	-	-	-	(397)
Dividends	-	-	-	-	-	-	-	(173)	(173)
Net income / (loss)	-	-	-	-	-	100,175	-	(3,402)	96,773
Currency translation adjustment	-	-	-	-	-	-	(18,167)	581	(17,586)
BALANCE, December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
	For the Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$96,773	$(107,807)	$(267,479)
Adjustments to reconcile net income / (loss) to net cash (used in) / generated from operating activities:
(Income) / loss from discontinued operations (Note 18)	(213,697)	36,824	309,421
Depreciation and amortization	362,937	286,081	273,173
Impairment charge (Note 4)	397	81,843	64,891
Loss on disposal of fixed assets	(59)	635	-
Stock-based compensation (Note 15)	6,837	6,218	6,107
Change in fair value of derivatives (Note 11)	(1,164)	(1,315)	(6,360)
Foreign currency exchange loss / (gain), net	5,030	(82,920)	35,570
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	(19,544)	44,963	(20,559)
Accounts payable and accrued liabilities	(4,930)	(66,754)	(19,459)
Program rights	(289,453)	(168,310)	(198,113)
Other assets	18,687	3,704	(10,302)
Income taxes payable	(1,255)	(9,797)	(15,765)
Deferred taxes	(8,531)	(14,587)	(11,750)
VAT and other taxes payable	(1,642)	(1,588)	(1,888)
Net cash (used in) / generated from continuing operating activities	(49,614)	7,190	137,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(45,987)	(47,957)	(75,793)
Proceeds from disposal of property, plant and equipment	115	888	403
Investments in subsidiaries and unconsolidated affiliates	(410,898)	(17,765)	(179,979)
Loans and advances to related parties	-	(10,295)	1,990
Net cash used in continuing investing activities	(456,770)	(75,129)	(253,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of fees	-	234,368	-
Issuance of Senior Notes, net of fees	225,433	634,048	463,560
Transfers from restricted cash	696	-	-
Redemption or repayment of Senior Notes	(101,473)	(371,073)	-
Purchase of capped call option	-	-	(63,318)
Proceeds from credit facilities	200,218	266,472	222,919
Payment of credit facilities and capital leases	(312,199)	(287,551)	(176,615)
Proceeds from exercise of stock options	591	-	1,222
Acquisition of noncontrolling interest	(6,467)	-	-
Excess tax benefits from stock based payment arrangements	667	269	1,026
Distributions paid to holders of noncontrolling interests	(128)	(1,506)	(4,408)
Net cash received from continuing financing activities	7,338	475,027	444,386

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	(5,921)	(39,855)	(5,204)
NET CASH GENERATED FROM / (USED) IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	307,790	(1,982)	(3,367)
NET CASH USED IN DISCONTINUED OPERATIONS – FINANCING ACTIVITIES	-	(22,224)	(332,380)
Impact of exchange rate fluctuations on cash	(4,727)	8,504	(21,279)

Net (decrease) / increase in cash and cash equivalents	(201,904)	351,531	(33,736)
CASH AND CASH EQUIVALENTS, beginning of period	445,954	94,423	128,159
CASH AND CASH EQUIVALENTS, end of period	$244,050	$445,954	$94,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$100,901	$61,940	$55,331
Cash paid for income taxes (net of refunds)	$14,714	$28,440	$72,974

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of 800,000 shares of Class A common stock in connection with acquisition of noncontrolling interest (Note 3)	$18,520	$-	$-
Issuance of call option in connection with restructuring of Pro.BG business (Note 3)	$2,970	$-	$-
Issuance of equity in connection with the acquisition of Media Pro Entertainment (Note 3)	$-	$55,440	$-
Issuance of warrants in connection with the acquisition of Media Pro Entertainment (Note 3)	$-	$13,768	$-
Contribution of interest in connection with the acquisition of Media Pro Entertainment (Note 3)	$-	$19,236	$-
Acquisition of property, plant and equipment under capital lease	$203	$144	$554
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. (“CME Ltd.”) a Bermuda corporation, was formed in June 1994. References to the "Company", "we", "us" or "our" refer to CME Ltd. and its consolidated subsidiaries listed below. Our assets are held through a series of Dutch and Curaçao holding companies.  We are a vertically integrated media and entertainment company operating leading broadcasting, new media and content businesses in Central and Eastern Europe.  At December 31, 2010, our principal operations were located in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. On April 7, 2010 we disposed of our operations in Ukraine (see Note 3, “Acquisitions and Disposals” and Note 18, “Discontinued Operations”).

Our subsidiaries, equity-accounted affiliates and cost investments as at December 31, 2010 were:

Company Name	Voting Interest	Jurisdiction of Organization	Subsidiary / Equity-Accounted Affiliate

CME Bulgaria B.V. (“CME Bulgaria”)	94.00%	Netherlands	Subsidiary
Top Tone Media S.A.	100.00%	Luxembourg	Subsidiary
Zopal S.A.	100.00%	Luxembourg	Subsidiary
PRO BG MEDIA EOOD (“Pro.BG”)	100.00%	Bulgaria	Subsidiary
LG Consult EOOD	100.00%	Bulgaria	Subsidiary
Ring TV EAD (“Ring TV”)	100.00%	Bulgaria	Subsidiary
TV Europe B.V.	94.00%	Netherlands	Subsidiary
BTV Media Group EAD (“BTV Media”)	94.00%	Bulgaria	Subsidiary
Triada Communications EOOD (“Triada”)	94.00%	Bulgaria	Subsidiary
Radiocompany C.J. OOD (“RCJ”)	69.56%	Bulgaria	Subsidiary
Balkan Media Group AD	21.62%	Bulgaria	Cost Investment

Nova TV d.d.	100.00%	Croatia	Subsidiary
Operativna Kompanija d.o.o.	100.00%	Croatia	Subsidiary
Internet Dnevnik d.o.o.	100.00%	Croatia	Subsidiary

CET 21 spol. s r.o. (“CET 21”)	100.00%	Czech Republic	Subsidiary
Jyxo, s.r.o.	100.00%	Czech Republic	Subsidiary
BLOG Internet, s.r.o.	100.00%	Czech Republic	Subsidiary
Mediafax s.r.o.	100.00%	Czech Republic	Subsidiary

CME Investments B.V. (“CME Investments”)	100.00%	Netherlands	Subsidiary
Media Pro International S.A. (“MPI”)	100.00%	Romania	Subsidiary
Media Vision S.R.L (“MVI”)	100.00%	Romania	Subsidiary
Pro TV S.A. (“Pro TV”)	100.0000%	Romania	Subsidiary
Sport Radio TV Media SRL	100.0000%	Romania	Subsidiary
Campus Radio S.R.L.	20.00%	Romania	Equity-Accounted Affiliate
Music Television System S.R.L.	100.0000%	Romania	Subsidiary

CME Slovak Holdings B.V. (“CME SH”)	100.00%	Netherlands	Subsidiary
A.R.J., a.s.	100.00%	Slovak Republic	Subsidiary
MARKÍZA-SLOVAKIA., spol. s r.o. (“Markiza”)	100.00%	Slovak Republic	Subsidiary
GAMATEX., spol. s r.o. v likvidácii	100.00%	Slovak Republic	Subsidiary (in liquidation)
A.D.A.M., a.s. v likvidácii	100.00%	Slovak Republic	Subsidiary (in liquidation)
MEDIA INVEST, spol. s r.o.	100.00%	Slovak Republic	Subsidiary
EMAIL.SK s.r.o.	80%	Slovak Republic	Subsidiary
PMT, s r.o.	31.50%	Slovak Republic	Cost investment

MMTV 1 d.o.o.	100.00%	Slovenia	Subsidiary
Produkcija Plus d.o.o.	100.00%	Slovenia	Subsidiary
POP TV d.o.o.	100.00%	Slovenia	Subsidiary
Kanal A d.o.o.	100.00%	Slovenia	Subsidiary
Euro 3 TV d.o.o.	42.00%	Slovenia	Equity-Accounted Affiliate
TELEVIDEO d.o.o. (trading as POP BRIO) (“Televideo”)	100.00%	Slovenia	Subsidiary

CME Media Pro B.V.	100.00%	Netherlands	Subsidiary
Meda Pro Sofia EOOD	100.00%	Bulgaria	Subsidiary
Media Pro Audio Visual d.o.o.	100.00%	Croatia	Subsidiary
Media Pro Pictures s.r.o.	100.00%	Czech Republic	Subsidiary
Zmĕna, s.r.o.	51.00%	Czech Republic	Subsidiary
Taková normální rodinka, s.r.o.	51.00%	Czech Republic	Subsidiary
Čertova nevěsta, s.r.o.	51.00%	Czech Republic	Subsidiary
Pro Video Film and Distribution Kft.	100.0000%	Hungary	Subsidiary
Media Pro Pictures S.A.	100.0000%	Romania	Subsidiary
Media Pro Distribution S.R.L.	100.0000%	Romania	Subsidiary
Media Pro Music Entertainment S.R.L.	100.0000%	Romania	Subsidiary
Pro Video S.R.L.	100.0000%	Romania	Subsidiary
Hollywood Multiplex Operation S.R.L.	100.0000%	Romania	Subsidiary
Domino Production S.R.L.	51.0000%	Romania	Subsidiary
Studiourile Media Pro S.A.	92.2054%	Romania	Subsidiary
Promance International S.R.L.	100.0000%	Romania	Subsidiary
Media Pro Slovakia, spol. s r.o.	100.00%	Slovak Republic	Subsidiary
CME Media Pro Ljubljana, d.o.o.	100.00%	Slovenia	Subsidiary

Central European Media Enterprises N.V. (“CME NV”)	100.00%	Curaçao	Subsidiary
Central European Media Enterprises II B.V.	100.00%	Curaçao	Subsidiary
CME Media Enterprises B.V. (“CME BV”)	100.00%	Netherlands	Subsidiary
CME Programming B.V.	100.00%	Netherlands	Subsidiary
CME Development Financing B.V.	100.00%	Netherlands	Subsidiary
CME Media Services Limited	100.00%	United Kingdom	Subsidiary
CME Services s.r.o.	100.00%	Czech Republic	Subsidiary

CME Development Corporation	100.00%	Delaware (USA)	Subsidiary
CME SR d.o.o.	100.00%	Serbia	Subsidiary
CME Austria GmbH	100.00%	Austria	Subsidiary
Glavred-Media LLC (“Glavred”)	10.00%	Ukraine	Cost Investment

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

The significant accounting policies are summarized as follows:

Basis of Presentation

The consolidated financial statements include the accounts of CME Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions.  We consolidate the financial statements of entities in which we hold at least a majority voting interest and entities in which we hold less than a majority voting interest but over which we have the ability to exercise control. Entities in which we hold less than a majority voting interest but over which we exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

Discontinued Operations

On April 7, 2010, we completed the sale of our former operations in the Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, for total consideration of $308.0 million. The results of our former Ukraine operations have therefore been accounted for as discontinued operations for all periods presented in accordance with Accounting Standard Codification ("ASC") Topic 360, Property, Plant and Equipment (see Note 18, “Discontinued Operations”).

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Revenues are recognized net of discounts and customer sales incentives.  Our principal revenue streams and their respective accounting treatments are discussed below:

Advertising revenue

Revenues primarily result from the sale of advertising time.  Television advertising revenue is recognized as the commercials are aired.  In many countries, we commit to provide advertisers with certain rating levels in connection with their advertising.  Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time.  Discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue.

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available to telecast or for delivery, the license period has begun, collectability of the cash is reasonably assured and all of our contractual obligations have been satisfied. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Theatrical revenues are recognized as the films are exhibited.

Subscription revenues

Subscriber fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate.  Subscriber revenue is recognized as contracted, based upon the level of subscribers.

Barter transactions

We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment.  Revenue from barter transactions is recognized as income when the services have been provided.  Expenses are recognized when goods or services are received or used.  We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable.  Barter revenue amounted to US$ 2.7 million, US$ 2.9 million and US$ 4.6 million for the years ending December 31, 2010, 2009 and 2008, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives assigned to each major asset category as below:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Asset category	Estimated useful life
Land	Indefinite
Buildings	25 years
Machinery, fixtures and equipment	4 - 8 years
Other equipment	3 – 8 years
Software licenses	3 – 5 years

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

In accordance with ASC Topic 360, Property, Plant and Equipment, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The carrying values of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying values.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value.

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

Produced program rights

Program rights that are produced by us consist of deferred film and television costs including direct costs, production overhead and development costs. The costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film costs recognized as cost of revenues for a given film as it is exhibited in various markets is determined using the film forecast method. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the product’s life cycle (the “Ultimate Revenues”). Our process for evaluating Ultimate Revenues is tailored to the potential we believe a title has for generating multiple revenues.  The majority of our production is intended primarily for exploitation by our own broadcasters. In such cases, we consider mainly the free television window in our calculation of the ultimate revenue. For produced and acquired feature films or other projects where we have a supportable expectation of generating multiple revenue streams, we base our estimates of Ultimate Revenues for each film on factors such as the historical performance of similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. These estimates are updated based available on the progress of the film’s production and upon release, the actual results of each film.

Produced program rights are amortized on an individual production basis using the ratio of the current period’s gross revenues to estimated remaining total Ultimate Revenues from such programs. Such program rights are stated at the lower of cost less accumulated amortization or fair value.  Program rights are evaluated to determine if expected revenues, less additional costs to be incurred (including exploitation costs) are sufficient to cover the unamortized portion of the program.  To the extent that expected revenues are insufficient, the program rights are written down to their fair value.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination.

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we evaluate the carrying value of goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment exists when the carrying value of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite-lived intangible assets.

Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value which is calculated by deducting the fair value of all assets, including recognized and unrecognized intangible assets from the fair value of the reporting unit. We have three operating segments, which are also our reportable segments as described in Note 17, “Segment Data”. We have determined that we have ten reporting units whose fair value is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management plans for a period of at least five years, a terminal value at the end of this period assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Indefinite-lived intangible assets consist of certain acquired broadcast licenses and trademarks.  Broadcast licenses are assigned indefinite lives after consideration of the following conditions:

•	we intend to renew the licenses into the foreseeable future and we have precedents of renewals or reasonable expectation of renewals;

•	we do not expect any substantial cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date; and

•	we have not experienced any historical evidence of a compelling challenge to our holding these licenses.

Indefinite-lived intangible assets are not amortized.  We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under ASC Topic 350, an impairment loss is recognized if the carrying value of an indefinite-lived intangible asset exceeds its fair value.

Income Taxes

We account for income taxes under the asset and liability method as set out in ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. In evaluating the realizability of our deferred tax assets, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

In accordance with ASC Topic 740, we recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions and we recognize, when applicable, both accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations.

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the dollar.  The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses.  Translational gains and losses are charged or credited to Accumulated Other Comprehensive Income / (Loss), a component of Equity.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in foreign currency exchange (loss) / gain, net in the Consolidated Statement of Operations in the period during which they arise.

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

Financial Instruments

Fair value of financial instruments

The carrying value of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt (as defined hereinafter) is included in Note 5, “Long-term Debt and Other Financing Arrangements”.

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

Stock-Based Compensation

Stock-based compensation is accounted for under ASC Topic 718, Compensation – Stock Compensation, which requires the recognition of stock-based compensation at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Contingencies

Contingencies are recorded in accordance with ASC Topic 450, Contingencies. The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the Consolidated Statement of Operations if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.

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

On April 7, 2010, we completed the sale of our former operations in the Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a member of our Board of Directors, for total consideration of $308.0 million. The results of our former Ukraine operations have therefore been accounted for as discontinued operations for all periods presented (see Note 18, “Discontinued Operations”).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense incurred for the years ending December 31, 2010, 2009 and 2008 totaled US$ 8.6 million, US$ 12.5 million and US$ 13.3 million, respectively.

Earnings Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period.

Noncontrolling Interests

On January 1, 2009, we adopted amendments to Topic 810, Consolidation, with respect to the accounting and reporting for a noncontrolling interest in a subsidiary in consolidated financial statements. The amendment clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and required consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  We applied this guidance prospectively from January 1, 2009, except for the provisions related to the presentation of noncontrolling interests, which have been applied retrospectively for all periods presented.

Convertible Debt

On January 1, 2009, we adopted the amendment to ASC Topic 470, Debt which clarified the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. Issuers were required to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. The amendment also required bifurcation of a component of the debt including allocated issuance costs, classification of that component in equity and the accretion of the resulting discount on the debt and the allocated acquisition costs to be recognized as part of interest expense in the Consolidated Statement of Operations.  We applied this authoritative guidance retrospectively and restated opening equity in 2009 to reflect revised equity and liability balances on issuance of our 2008 Convertible Notes (as defined hereinafter).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Business Combinations

On January 1, 2009, we adopted amendments to the authoritative guidance of Topic 805, Business Combinations, which established principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance required contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  It also required acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  We have applied this guidance to our business combinations in 2010.

On January 1, 2009, we adopted authoritative guidance related to the accounting for defensive intangible assets included within ASC Topic 350. The guidance addressed the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). The guidance dictates that a defensive intangible asset would need to be accounted for as a separate unit of accounting and is assigned a useful life based on the period over which the asset diminishes in value. The adoption of this standard did not have a material impact on our financial position or results of operations.

On January 1, 2009, we also adopted authoritative guidance related to the determination of the useful life of intangible assets included within ASC Topic 350 which aims to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, especially where the underlying arrangement includes renewal or extension terms. The adoption of this guidance did not impact our financial position or results of operations.

Recent Accounting Pronouncements

In December 2010, Accounting Standard Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” was issued. The amendments in this ASU clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance will impact our disclosures for future acquisitions, but there will be no impact on our financial position or results of operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In December 2010, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” was issued. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test after assessing whether or not it is more likely than not that the reporting units’ goodwill is impaired. In determining whether it is more likely than not that a goodwill impairment exists, any adverse qualitative factors indicating that an impairment may exist are to be considered. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The amendments in this ASU will impact our financial position and results of operations to the extent that we have reporting units with zero or negative carrying amounts in the future.

In July 2010, ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued. This ASU enhances disclosures about the credit quality of financing receivables and the allowance for credit losses in order to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The required disclosures of this ASU are effective for interim and annual reporting periods ending on or after December 15, 2010. Adoption of this ASU did not have any impact on our financial position or results of operations.

In April 2010, ASU 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” was issued. This ASU amends ASC Topic 718, Compensation – Stock Compensation, to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This ASU will not have any impact on our financial position or results of operations.

3.  ACQUISITIONS AND DISPOSALS

Acquisition of the bTV group

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Netherlands B.V. through our subsidiary, CME Bulgaria. The acquisition was comprised of (i) 100.0% of BTV Media (formerly Balkan News Corporation EAD), which, at the time of the acquisition, owned a 74.0% interest in Radio Company C.J. OOD (“RCJ”) and (ii) 100.0% of TV Europe B.V., which owned 100.0% of Triada (prior to its merger into BTV Media in February 2011). BTV Media operates and broadcasts the BTV, BTV CINEMA and BTV COMEDY television channels and RCJ operates several radio stations in Bulgaria.  As discussed below, we currently own 94.0% of the bTV group.  BTV is the leading television channel in Bulgaria and through this acquisition, we have continued to implement our operating model whose success is based on audience leadership and high operating leverage across multichannel television, internet and content.

Using the proceeds from the sale of our former operations in Ukraine (as described below), we acquired the bTV group on a debt-free basis for cash consideration of US$ 409.9 million. We incurred approximately US$ 4.4 million of costs related to this acquisition, which are included within selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at April 19, 2010, which has been finalized as of December 31, 2010. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair value on acquisition

Cash and cash equivalents	$485
Restricted cash	3,560
Broadcast licenses (1)	178,158
Trademark (2)	74,066
Customer relationships (3)	37,322
Programming rights	6,383
Property, plant and equipment	8,579
Other assets, net (4)	14,851
Deferred tax liabilities	(29,100)
Goodwill (5)	115,641
Total purchase price	$409,945

(1) License agreements are being amortized on a straight-line basis over an estimated life of 24 years.
(2) The trademark is deemed to have an indefinite life.
(3) Customer relationships are being amortized on a straight-line basis over an estimated life of 15 years.
(4) Amount includes US$ 21.0 million of acquired receivables which represent the best estimate of the US$ 21.0 million contractual cash flows expected to be collected at the acquisition date.
(5) No goodwill is expected to be deductible for tax purposes.

The following table presents unaudited pro forma results of operations of CME Ltd. as if the acquisition of the bTV group had occurred as of January 1, 2009. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of the bTV group occurred as of January 1, 2009, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	For the years ended December 31,
	2010	2009

Revenues	$759,287	$773,966
Net income / (loss)	98,945	(92,190)
Net income / (loss) attributable to CME Ltd.	102,347	(81,540)
Net income / (loss) attributable to CME Ltd. – basic and diluted earnings per share	1.60	(1.50)
Weighted average common shares – basic and diluted earnings per share	64,029	54,344

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The bTV group reported revenues of US$ 58.3 million in the period since acquisition on April 19, 2010. The financial information for the bTV group is reflected within the broadcast segment and the related goodwill associated with the bTV group acquisition has been assigned to the Bulgaria broadcast reporting unit.

Restructuring of the Pro.BG business

On April 19, 2010, we entered into an amended sale and purchase agreement (the “SPA”) with Top Tone Media Holdings Limited (“Top Tone Holdings”) and Mr. Krassimir Guergov to restructure the operations of the BTV ACTION (formerly PRO.BG) and RING TV channels (together, the “Pro.BG business”). On April 22, 2010, pursuant to the SPA, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A and purchased a 6.0% interest in CME Bulgaria from us for US$ 17.7 million, and pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Guergov for consideration of US$ 18.0 million. This resulted in a net cash payment of approximately US$ 0.3 million to Top Tone Holdings. Following the restructuring of the Pro.BG business, we own 94.0% of the bTV group and 100.0% of the Pro.BG business, which we since have combined with the bTV group operations.

On April 22, 2010, we also entered into an investment agreement with Top Tone Holdings which included a share option agreement that gives it the right to acquire up to an additional 4.0% of CME Bulgaria (i) for a one-year period from April 22, 2010 for US$ 2.95 million for each 1% interest acquired (up to an aggregate amount of US$ 11.8 million) and (ii) from April 22, 2011 until April 22, 2013, at a price to be determined by an independent valuation. We measured the fair value of this call option of Top Tone Holdings using a binomial option pricing model and a liability for its fair value of US$ 3.0 million was recorded at the date of the transaction. Subsequent changes in fair value are recognized in the Consolidated Statement of Operations in accordance with ASC Topic 815, Derivatives and Hedging for the first year of the call option. After the first year, the strike price of the call option will be the fair value of the underlying and, as a result, the value of the option will be zero and no further changes will be reflected in the income statement (see Note 11, “Financial Instruments and Fair Value Measurements”).

Also pursuant to the share option agreement, Top Tone Holdings has the right to put its entire interest to us and we have the right to call from Top Tone Holdings its entire interest from April 22, 2013, in each case at a price to be determined by an independent valuation. This option is recognized at fair value of US$ nil.

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC Topic 810. Accordingly, we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

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

Acquisition of noncontrolling interest

On May 24, 2010, we acquired the remaining approximately 5.0% ownership interest in each of Pro TV, MPI and MVI from Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, thereby increasing our ownership interests in each company to 100.0%. Consideration for the noncontrolling interest acquired was US$ 24.7 million, consisting of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock (with a fair value of US$ 18.5 million at the date of acquisition). We concluded that this transaction should be accounted as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC Topic 810. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital. The balance of noncontrolling interest recorded at the date of acquisition was accumulated income of US$ 0.7 million, thereby resulting in a US$ 24.0 million reduction to additional paid-in capital.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

In connection with this transaction, the put option agreements of July 2004, which gave Mr. Sarbu the right to sell us his remaining shareholding in Pro TV and MPI, were terminated.

Disposal of operations in Ukraine

On April 7, 2010, we completed the sale of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, for total gross proceeds of $308.0 million (see Note 18, “Discontinued Operations”).

Acquisition of Media Pro Entertainment

In order to progress our strategy to become a vertically integrated media company, on December 9, 2009, we acquired the companies comprising the Media Pro Entertainment business (“MPE”) from Alerria Management Company S.A. (“Alerria”) (formerly known as Media Pro Management S.A.) and Metrodome B.V. (“Metrodome”) (formerly known as Media Pro B.V.), two companies beneficially owned by Adrian Sarbu. The MPE acquisition was primarily comprised of Media Pro Pictures S.A., Studiourile Media Pro S.A., Pro Video S.R.L., Media Pro Distribution S.R.L. and Media Pro Pictures s.r.o.  MPE produces and distributes television and film content and owns studio and production facilities and cinemas in Central and Eastern Europe.

Following the acquisition, we integrated our existing fiction, reality and entertainment television production units with the MPE entities and created a dedicated content segment called Media Pro Entertainment consisting of fiction, reality and entertainment production services and distribution operations across all of our territories. This acquisition provided us with a proven source of content which will allow us to create new content and further diversify our revenue streams.  This acquisition has and is expected to deliver significant synergies over the medium-term, including in cost, quality and availability of local production for our operating segments.

Total consideration was comprised of US$ 10.0 million in cash, 2.2 million shares of our Class A common stock with a fair value of US$ 55.4 million at the date of acquisition and warrants to purchase up to 850,000 shares of our Class A common stock at a price of US$ 21.75 per share, valued at US$ 13.8 million at the date of acquisition. In connection with the acquisition, CME Investments transferred a 10.0% interest in Metrodome and 8.7% interest in Alerria that it previously owned to Mr. Sarbu for no additional consideration, together valued at US$ 19.2 million at the date of acquisition.

We measured the fair value of the warrants on acquistion using the Black Scholes method using the following assumptions, which are consistent with those used to estimate the value of stock options as disclosed in Note 15, “Stock-Based Compensation”.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Market Price	$25.20
Exercise Price	$21.75
Expected Term	6 years
Volatility	67.8%
Dividend Rate	0%
Risk Free Rate	1.67%
Warrant value	$16.198
Number of warrants	850,000
Total Value	$13,768

At the date of the acquisition, we determined that the warrants met the definition of an equity instrument within the scope of ASC Topic 480, Distinguishing Liabilities from Equity, and consequently recognized them on issuance at fair value within Additional Paid-In Capital. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified within Equity.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at December 9, 2009, which was finalized as of December 31, 2010 after resolving certain tax positions.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Date of Acquisition (in US$’000’s)

Cash and cash equivalents	$6,638
Property, plant and equipment	77,495
Program rights	17,802
Trademarks	7,254
Other intangible assets subject to amortization (1)	4,992
Deferred tax assets	7,424
Deferred tax liabilities	(18,808)
Other net liabilities (2)	(54,614)
Noncontrolling interest	(2,916)
Goodwill (3)	53,178
Total purchase price	$98,445

(1) The other intangible assets subject to amortization consist of favorable lease agreements which are being amortized over the life of the lease using the effective interest method.
(2) Amount includes US$ 16.4 million of acquired receivables, which represents the best estimate of the US$ 18.8 million contractual cash flows expected to be collected at the acquisition date.
(3) No goodwill is deductible for tax purposes.

Acquisition of Televideo

On September 2, 2009, we acquired the remaining 80.0% ownership interest in TELEVIDEO d.o.o. in Slovenia for cash consideration of EUR 1.2 million (approximately US$ 1.7 million at the date of acquisition). TELEVIDEO d.o.o. operates the POP BRIO channel (formerly TV PIKA) in Slovenia, a female-orientated general cable channel. In connection with this transaction we allocated EUR 0.2 million (approximately US$ 0.3 million) to trademarks and EUR 1.7 million (approximately US$ 2.4 million) to goodwill.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Acquisition of KINO noncontrolling interest

In the fourth quarter of 2008, in accordance with our stated objectives of establishing multi-channel broadcasting platforms in all of our markets and acquiring the remaining noncontrolling interests in our channels, we reached an agreement with our former minority partners in Ukraine to acquire 100.0% of the KINO channel in Ukraine and to transfer to them our interest in the CITI channel, a local station broadcasting in the Kiev region. In connection with this agreement, we segregated the broadcasting licenses and other assets of the KINO channel and transferred them to Gravis-Kino LLC, a new entity spun off from Gravis LLC (“Gravis”), which previously operated both the KINO and the CITI channels.  Between January 14, 2009 and February 10, 2009, we acquired a 100.0% interest in the KINO channel by acquiring from our minority partners certain interests in Ukraine companies and selling to them for a de minimis amount our interest in Gravis, which owned the broadcasting licenses and other assets of the CITI channel. The total consideration paid by us for these interests was US$ 10.0 million, including a payment of US$ 1.5 million for the use of studios, offices and equipment of Gravis and the provision of other transitional services through December 31, 2009. In addition, on February 10, 2009, we acquired from an entity controlled by Alexander Tretyakov, our former partner in KINO and CITI, a 10.0% ownership interest in Glavred for US$ 12.8 million. Glavred owns a number of websites and print publications as well as a radio station. Igor Kolomoisky indirectly holds a 90% interest in Glavred.

We concluded that these transactions should be accounted for together as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC Topic 810, Consolidation. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital.

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

As described above, we disposed of our Ukraine operations in 2010.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at December 31, 2010 and 2009 is summarized as follows:

	Gross balance December 31, 2009	Accumulated impairment losses	Balance, December 31, 2009	Additions/ Adjustments	Foreign currency	Balance, December 31, 2010	Accumulated impairment losses	Gross balance December 31, 2010

Broadcast segment:
Bulgaria	$64,044	$(64,044)	$-	$115,641	$(1,308)	$114,333	$(64,044)	$178,377
Croatia	11,211	(10,454)	757	-	(60)	697	(10,454)	11,151
Czech Republic	936,268	-	936,268	-	(19,123)	917,145	-	917,145
Romania	69,825	-	69,825	-	(5,848)	63,977	-	63,977
Slovak Republic	62,990	-	62,990	-	(4,565)	58,425	-	58,425
Slovenia	20,398	-	20,398	-	(1,478)	18,920	-	18,920
Media Pro Entertainment segment:
Fiction and Reality and Entertainment	18,537	-	18,537	(3,394)	(1,101)	14,042	-	14,042
Production Services	9,950	-	9,950	6,327	(1,485)	14,792	-	14,792
Distribution and Exhibition	17,548	-	17,548	3,223	(1,800)	18,971	-	18,971
Total	$1,210,771	$(74,498)	$1,136,273	$121,797	$(36,768)	$1,221,302	$(74,498)	$1,295,801

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at December 31, 2010 and 2009 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2008	$59,856	$237,677	$66,857	$67,723	$7,491	$439,604
Additions	-	-	7,543	-	4,992	12,535
Impairment	-	(75,788)	(76)	-	(4,882)	(80,746)
Amortization	-	(11,418)	(501)	(7,207)	(793)	(19,919)
Foreign currency movements	(1,350)	2,017	757	861	(516)	1,769
Balance, December 31, 2009	$58,506	$152,488	$74,580	$61,377	$6,292	$353,243
Additions	-	178,158	74,066	37,322	-	289,546
Impairment	-	-	(397)	-	-	(397)
Amortization	-	(15,133)	(1,516)	(8,249)	(1,089)	(25,987)
Foreign currency movements	(4,670)	(5,968)	(5,061)	(4,654)	(411)	(20,764)
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641

Our broadcast licenses in Croatia, Romania and Slovenia have indefinite lives and they are subject to annual impairment reviews.  The licenses in Bulgaria have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an estimated economic useful life of, and is amortized on a straight-line basis over, thirteen years. Costs to renew our amortized broadcast licenses are capitalized while costs to maintain our amortized broadcast licenses are expensed as incurred.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method. The amortized trademarks had a carrying amount of US$ 5.8 million and US$ 7.5 million as at December 31, 2010 and 2009, respectively.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Gross value	$538,884	$338,055
Accumulated amortization	(132,955)	(110,403)
Net book value of amortized intangible assets	$405,929	$227,652
Indefinite-lived broadcast licenses and trademarks	189,712	125,591
Total broadcast licenses and other intangible assets, net	$595,641	$353,243

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The estimated amortization expense for our intangible assets with finite lives as of December 31, 2010 is as follows:

2011	$29,145
2012	28,341
2013	27,881
2014	26,796
2015	25,586

Impairment of Goodwill, indefinite-lived intangible assets and long-lived assets:

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment.

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year in accordance with ASC Topic 350.  Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level under ASC Topic 360 when there is an indication that they may be impaired.

Whenever events occur which suggest any asset in a reporting unit may be impaired, an evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. Outside our annual review, there are a number of factors which could trigger an impairment review, including:

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

In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying value of its assets, including goodwill. If the fair value of the reporting unit is less than its carrying value, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.  The fair value of each reporting unit is determined using discounted estimated future cash flow models.   Our expectations of these cash flows are developed during our long - and short-range business planning processes and incorporate several variables, including, but not limited to, discounted cash flows of a typical market participant, future market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The cash flow model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on number of factors including market interest rates, a weighted average cost of capital analysis of the media industry and includes adjustments for market risk.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Impairment reviews and charges recognized in 2010

We performed our annual impairment test in the fourth quarter of 2010 and determined that none of our reporting units were at risk of impairment.  As of December 31, 2010, the fair value of all our reporting units exceeded their carrying value by more than 10.0%.

In the fourth quarter of 2010, we decided to cease operating InfoPro, a radio channel in Romania and part of our Romania Broadcast segment, and recorded an impairment charge of US$ 0.4 million to write off the carrying value of the InfoPro trademark after determining that it was not recoverable.

Impairment charges recognized in 2009

During the first and second quarter of 2009, due to the severity of the global economic downturn, continued reduction in the short and medium economic projections for our markets by external analysts, increasing reluctance of advertisers to make spending commitments, the decline in the financial performance of our stations and the decrease in the price of our shares of Class A common stock and our market capitalization, we tested our goodwill and broadcast licenses for impairment.

We recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Pro.BG business - continuing operations	$76	$75,788	$4,882	$1,097	$81,843

We did not have any indicators of impairment in the third quarter of 2009 and therefore we did not make any further revisions to our forecasted cash flows, cash flow multiples, and discount rates for that period.  We performed our annual impairment test in the fourth quarter of 2009 and we concluded that no further impairment charges were required.

Impairment charges recognized in 2008

The impairment charge taken during the year ended December 31, 2008 was primarily due to the severe economic downturn during the fourth quarter of 2008 and, as a result, we made revisions to our forecasted cash flows and we recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2008.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Long-Lived Assets			Goodwill and Indefinite-Lived Intangible Assets
	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Indefinite-Lived Trademarks	Goodwill	Total
Pro.BG business - continuing operations	$222	$-	$625	$-	$64,044	$64,891
Ukraine - discontinued operations	-	637	-	8,481	262,743	271,861
	$222	$637	$625	$8,481	$326,787	$336,752

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	December 31, 2010	December 31, 2009

Senior debt	$1,341,544	$1,253,928
Credit facilities and capital leases	18,240	123,940
Total long term debt and other financing arrangements	1,359,784	1,377,868
Less current maturities	(13,562)	(117,910)
Total non-current long-term debt and other financing arrangements	$1,346,222	$1,259,958

Senior Debt

Our senior debt comprised the following as at December 31, 2010 and 2009, respectively:

	Carrying Value		Fair Value
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

EUR 170.0 million 9.0% 2010 Fixed Rate Notes	$227,154	$-	$235,672	$-
EUR 391.6 million 11.625% 2009 Fixed Rate Notes	527,414	639,515	533,067	608,510
EUR 148.0 million Floating Rate Notes	197,758	216,090	170,319	153,423
USD 440.2 million 3.50% 2008 Convertible Notes	389,218	398,323	391,888	369,883
	$1,341,544	$1,253,928	$1,330,946	$1,131,816

On October 21, 2010, our wholly-owned subsidiary, CET 21, issued EUR 170.0 million (approximately US$ 237.5 million at the date of issuance) of 9.0% Senior Secured Notes due 2017 (the “2010 Fixed Rate Notes”) and incurred fees of approximately US$ 14.0 million, of which approximately US$ 12.0 million was paid in 2010. The 2010 Fixed Rate Notes (approximately US$ 227.2 million at December 31, 2010) mature on November 1, 2017.

On September 17, 2009 we issued EUR 200.0 million (approximately US$ 267.2 million) of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009 we issued an additional tranche of EUR 240.0 million (approximately US$ 320.7 million) senior notes due 2016  at an issue price of 102.75% (collectively the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016. In October and November 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of US$ 1.5 million, which includes the write off of US$ 0.8 million of unamortized debt issuance costs, and which is included within interest expense in the Consolidated Statement of Operations.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On March 10, 2008, we issued US$ 475.0 million of 3.50% Senior Convertible Notes (the “2008 Convertible Notes”). The 2008 Convertible Notes mature on March 15, 2013.  On October 19, 2010, we repurchased US$ 34.8 million aggregate principal amount of our 2008 Convertible Notes for US$ 30.7 million plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of US$ 0.7 million, which includes the write off of US$ 0.4 million of unamortized debt issuance costs, and is included within interest expense in the Consolidated Statement of Operations. See “Repurchase of 2008 Convertible Notes” below for further information. On February 18, 2011 we completed privately negotiated exchanges of US$ 206.3 million in aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million in aggregate principal amount of new 5.0% senior convertible notes due in 2015 (see Note 22, “Subsequent Events”).

On May 16, 2007, we issued EUR 150.0 million (approximately US$ 200.4 million) of floating rate senior notes due 2014 (the “Floating Rate Notes”, and collectively with the 2010 Fixed Rate Notes and 2009 Fixed Rate Notes, the “Senior Notes”), which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625%. The applicable rate at December 31, 2010 was 2.90%. The Floating Rate Notes mature on May 15, 2014. On October 19, 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.  In connection with this repurchase, we recorded a gain on extinguishment of US$ 0.5 million which is included within interest expense in the Consolidated Statement of Operations.

Fixed Rate Notes

2010 Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 1 and November 1, with the first payment due on May 1, 2011.  The fair value of the 2010 Fixed Rate Notes as at December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

The 2010 Fixed Rate Notes are secured senior obligations of CET 21 and rank equally with CET 21’s obligations under the Senior Revolving Credit Facility (defined below). The 2010 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments, CME SH and Markiza and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2010 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2010 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2010 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2010 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The 2010 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From:	Fixed Rate Notes Redemption Price

November 1, 2014 to October 31, 2015	104.50%
November 1, 2015 to October 31, 2016	102.25%
November 1, 2016 and thereafter	100.00%

Prior to November 1, 2013, up to 35% of the original principal amount of the 2010 Fixed Rate Notes can be redeemed at a price of 109.00% of the principal amount, plus accrued and unpaid interest if certain conditions are met.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2010 Fixed Rate Notes but as they are considered clearly and closely related to the 2010 Fixed Rate Notes, they are not accounted for separately.

2009 Fixed Rate Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at December 31, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price.

The 2009 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2009 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 21, “Indenture Covenants”).

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

Floating Rate Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at December 31, 2010 and December 31, 2009 was equal to the outstanding debt multiplied by the traded market price.

The Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

2008 Convertible Notes

Interest is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2008 Convertible Notes as at December 31, 2010 and December 31, 2009 was calculated by multiplying the outstanding debt by the traded market price because we considered the value of the embedded conversion option to be zero since the market price of our shares was so far below the conversion price.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The 2008 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the 2008 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2008 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00, or a 25% conversion premium based on the closing sale price of US$ 84.00 per share of our Class A common stock on March 4, 2008). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2008 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2008 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2010, the 2008 Convertible Notes may not be converted.  In addition, the holders of the 2008 Convertible Notes have the right to put the 2008 Convertible Notes to us for cash equal to the aggregate principal amount of the 2008 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

In order to increase the effective conversion price of our 2008 Convertible Notes, on March 4, 2008 we purchased, for aggregate consideration of US$ 63.3 million, capped call options over 4,523,809 shares of our Class A common stock from Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”), 1,583,333 shares, from BNP Paribas (“BNP”), 1,583,333 shares and from Deutsche Bank Securities Inc. (“DB”), 1,357,144 shares together, the “Capped Call Options”. The amount of shares corresponds to the number of shares of our Class A common stock that would be issuable on a conversion of the 2008 Convertible Notes at the initial conversion price if we elected to settle the 2008 Convertible Notes solely in shares of Class A common stock. The Capped Call Options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the Capped Call Options.

At the date of purchase, we determined that all of the Capped Call Options met the definition of an equity instrument within the scope of ASC 815, Derivatives and Hedging, and consequently recognized them on issuance at fair value within additional paid-in capital. We believe that this classification is still correct with respect to the BNP and DB Capped Call Options and have continued to recognize them within Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Equity.

The bankruptcy filing of Lehman Brothers Holdings (“Lehman Holdings”), as guarantor under the capped call option agreement with Lehman OTC, in September 2008 was an event of default that gave us the right to early termination of the Lehman OTC Capped Call options and effectively extinguished the capped call option agreement with Lehman OTC. On March 3, 2009, we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17.0% of the claim value, which was recognized as other income within selling, general and administrative expenses in our Consolidated Statement of Operations (see also Note 19, “Commitments and Contingencies: Lehman Brothers Bankruptcy Claim”).

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

Following the termination of the Lehman OTC Capped Call Options, which represented 35% of the total number of Capped Call Options we acquired on March 4, 2008, limited dilution will occur following the exercise of the remaining BNP and DB Capped Call Options if the price of shares of our Class A common stock is between US$ 105.00 per share and US$ 151.20 per share when the 2008 Convertible Notes are converted.

At December 31, 2010, the Capped Call Options could not be exercised because no conversion of any 2008 Convertible Notes had occurred. In the event any 2008 Convertible Notes had been converted at December 31, 2010, no shares of our Class A common stock would have been issuable because the closing price of our shares was below US$ 105.00 per share. The aggregate fair value of the remaining Capped Call Options with DB and BNP fell significantly at December 31, 2010 to approximately US$ 21 thousand.

In accordance with ASC 470, Debt, we calculated the value of the conversion option embedded in the 2008 Convertible Notes and accounted for it separately.

US$’000	Principal amount of liability component	Unamortized discount	Net carrying value	Equity component
As at December 31, 2007	-	-	-	-
Issuance of 2008 Convertible Notes	$475,000	$(110,752)	$364,248	$110,752
Amortization of debt issuance discount	-	14,556	14,556	-
As at December 31, 2008	475,000	(96,196)	378,804	110,752
Amortization of debt issuance discount	-	19,519	19,519	-
As at December 31, 2009	475,000	(76,677)	398,323	110,752
Extinguishment of debt	(34,800)	4,396	(30,404)	-
Amortization of debt issuance discount	-	21,299	21,299	-
As at December 31, 2010	$440,200	$(50,982)	$389,218	$110,752

The remaining issuance discount is being amortized over the life of the 2008 Convertible Notes, which mature on March 15, 2013.  The effective interest rate on the liability component for all periods presented was 10.3%.

Certain other derivative instruments have been identified as being embedded in the 2008 Convertible Notes, but as they are considered to be clearly and closely related to the 2008 Convertible Notes they are not accounted for separately.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Repurchase of 2008 Convertible Notes

As noted above, we repurchased US$ 34.8 million principal amount of our 2008 Convertible Notes on October 19, 2010 for a cash payment of US$ 30.7 million, including transaction costs.  We accounted for this transaction in accordance with ASC Topic 470, which requires allocation of the cash payment between an amount in respect of the value of the liability that was extinguished and an amount in respect of the reacquisition of the equity component.

The full amount of the consideration was allocated to the liability since the fair value of that component exceeded the settlement consideration and the convertible option did not have any value as the market price of our shares on the date of extinguishment was below the conversion price of $105.0.  The difference between the consideration and the net carrying amount of the liability and the allocated unamortized debt issuance costs of US$ 0.7 million was recorded as a loss on extinguishment of debt within interest expense in the Consolidated Statement of Operations for the year ended December 31, 2010.

The amount allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, which was determined based on the future cash flows associated with the repurchased portion of the 2008 Convertible Notes discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2008 Convertible Notes. The most critical input used to determine the fair value of the liability component of the 2008 Convertible Notes was the discount rate used in calculating the present value of the future cash flows associated with the 2008 Convertible Notes. We used a combination of observed prices paid for similar debt and incorporated a US$ risk free rate for debt with similar remaining life to the 2008 Convertible Notes to determine an overall discount rate.

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at December 31, 2010 and December 31, 2009:

		December 31, 2010	December 31, 2009

Credit facilities	(a) – (h)	$14,004	$117,991
Capital leases		4,236	5,949
Total credit facilities and capital leases		18,240	123,940
Less current maturities		(13,562)	(117,910)
Total non-current credit facilities and capital leases		$4,678	$6,030

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 6.7 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 6.7 million) in excess of amounts deposited.

As at December 31, 2010, we had deposits of US$ 20.3 million and drawings of US$ 12.3 million in the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

(b) On December 21, 2009, CET 21 entered into a Facility Agreement (the “Erste Facility”) with Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, and each of CSAS, UniCredit Bank Czech Republic, a.s. (“UniCredit”) and BNP Paribas as original lenders. The Erste Facility was drawn in full in February 2010. On October 21, 2010, CET 21 used a portion of the net proceeds of the 2010 Fixed Rate Notes to repay in full the CZK 2.8 billion (approximately US$ 159.9 million at the date of repayment) principal outstanding under the Erste Facility plus accrued interest. We incurred US$ 1.4 million in break costs and we wrote off US$ 2.5 million in unamortized debt issuance costs as a result of the repayment, which are included in interest expense in the Consolidated Statement of Operations.

(c) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 80.0 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and CSAS, as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments, CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.50% above PRIBOR for the relevant interest period. The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 40.0 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. As at December 31, 2010, we had satisfied the principal condition to utilize the Secured Revolving Credit Facility as we had repurchased, subsequent to September 30, 2010, approximately US$ 100.0 million of our long-term indebtedness. The Security Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.  At December 31, 2010, there were no drawings under the Secured Revolving Credit Facility. As of December 31, 2010, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal outstanding under the Secured Revolving Credit Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

(d) As at December 31, 2010, there were no drawings under a CZK 300.0 million (approximately US$ 16.0 million) factoring facility with Factoring Ceska Sporitelna (“FCS”) which is available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e) As at December 31, 2009, CET 21 had drawn CZK 1.2 billion (approximately US$ 65.3 million) under a credit facility granted by CSAS. The whole amount was repaid in full (approximately US$ 64.6 million at the date of repayment) with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(f) As at December 31, 2009, CET 21 had drawn CZK 250.0 million (approximately US$ 13.6 million) under a working capital facility granted by CSAS. The whole amount was repaid in full (approximately US$ 13.5 million at the date of repayment) with the drawings under the Erste Facility on January 22, 2010 and was subsequently cancelled.

(g) At December 31, 2010, Media Pro Entertainment had an aggregate principal amount of RON 9.3 million (approximately US$ 2.9 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At December 31, 2010, we had 12 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at December 31, 2010 and December 31, 2009 are net of a fair value adjustment of US$ 1.2 million to reflect the interest-free nature of the loans arising on acquisition.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

 (h) As at December 31, 2009, Pro Plus had drawn EUR 22.5 million (approximately US$ 32.4 million) under a revolving facility agreement entered into in July 2005 with ING, Nova Ljubljanska Banka d.d., Ljubljana and Bank Austria Creditanstalt d.d., Ljubljana. The whole amount was repaid in full in April 2010 (approximately US$ 30.2 million at date of repayment) and the revolving facility expired on July 22, 2010.

Total Group

At December 31, 2010, the maturity of our senior debt and credit facilities was as follows:

2011	$12,508
2012	-
2013	389,218
2014	198,041
2015	-
2016 and thereafter	755,781
Total	$1,355,548

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2010:

2011	$1,171
2012	800
2013	510
2014	372
2015	372
2016 and thereafter	1,582
4,807
Less: amount representing interest	(571)
Present value of net minimum lease payments	$4,236

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Third-party customers	$221,463	$192,906
Less allowance for bad debts and credit notes	(13,202)	(13,201)
Related parties	884	2,170
Less allowance for bad debts and credit notes	(3)	(892)
Total accounts receivable	$209,142	$180,983

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

We had net bad debt recoveries of US$ 0.2 million for the year ended December 31, 2010.  Bad debt expense for the years ending December 31, 2009 and 2008 was US$ 2.8 million and US$ 0.4 million, respectively.

At December 31, 2010, receivables of CZK 676.0 million (approximately US$ 36.1 million) (December 31, 2009: CZK 713.5 million, approximately US$ 38.8 million), were pledged as collateral subject to a revolving credit facility and factoring agreement.  Of this amount, CZK 513.2 million (approximately US$ 27.4 million) (December 31, 2009: CZK 713.5 million, approximately US$ 38.8 million), of receivables in the Czech Republic were pledged as collateral subject to a factoring agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

7.  OTHER ASSETS

Other current and non-current assets comprised the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Current:
Prepaid programming	$37,692	$44,219
Productions in progress	985	12,234
Other prepaid expenses	11,083	9,431
Income taxes recoverable	7,956	7,426
Deferred tax	3,835	4,948
VAT recoverable	7,333	6,625
Capitalized debt costs	5,940	5,591
Inventory	2,351	1,555
Restricted Cash	540	1,046
Other	972	1,178
Total other current assets	$78,687	$94,253

	December 31, 2010	December 31, 2009
Non-current:
Capitalized debt costs	$26,937	$22,816
Deferred tax	1,378	10,977
Productions in progress	226	7,737
Other	3,224	2,969
Total other non-current assets	$31,765	$44,499

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and 2008 Convertible Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”), and are being amortized over the term of the Senior Notes and 2008 Convertible Notes using either the straight-line method, which approximates the effective interest method.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009

Land and buildings	$166,082	$169,568
Machinery, fixtures and equipment	202,447	206,954
Other equipment	32,258	33,260
Software licenses	40,072	37,176
Construction in progress	17,044	13,211
Total cost	457,903	460,169
Less: Accumulated depreciation	(207,001)	(185,459)
Total net book value	$250,902	$274,710
Assets held under capital leases (included in the above)
Land and buildings	4,904	6,079
Machinery, fixtures and equipment	2,587	3,927
Total cost	7,491	10,006
Less: Accumulated depreciation	(2,113)	(2,180)
Net book value	$5,378	$7,826

Depreciation expense for the years ending December 31, 2010, 2009 and 2008 was US$ 58.1 million, US$ 52.6 million and US$ 49.5 million, respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Accounts payable	$52,233	$42,854
Programming liabilities	67,396	58,807
Duties and other taxes payable	17,889	18,927
Accrued staff costs	23,802	17,356
Accrued interest payable	27,162	26,686
Income taxes payable	3,728	3,895
Accrued production costs	3,035	7,439
Accrued legal contingencies and professional fees	3,994	1,589
Authors’ rights	9,534	4,751
Other accrued liabilities	15,285	16,871
Total accounts payable and accrued liabilities	$224,058	$199,175

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Current:
Deferred revenue	$4,580	$7,765
Consideration payable	-	1,614
Deferred tax	672	3,319
Derivative liabilities	180	-
Other	24	142
Total other current liabilities	$5,456	$12,840

	December 31, 2010	December 31, 2009
Non-current:
Deferred tax	$82,624	$72,715
Program rights	10,054	6,876
Derivative liabilities	10,259	8,567
Income taxes payable	-	507
Other	563	206
Total other non-current liabilities	$103,500	$88,871

11.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements, establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At December 31, 2010, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of the Pro.BG business (see Note 3, “Acquisitions and Disposals”) which is carried at fair value using significant level 3 inputs:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 570.6 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 502.2 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

We reduce our exposure to movements in EUR to CZK foreign exchange rate from the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”) by partially converting them into CZK using these currency swap agreements. These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments as defined under ASC 815 and so changes in their fair value are recorded in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other non-current liabilities.

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

The fair value of these instruments as at December 31, 2010 and at December 31, 2009 was a US$ 9.2 million liability and US$ 8.6 million liability, respectively. A derivative loss of US$ 0.5 million, a derivative gain of US$ 1.3 million and a derivative gain of US$ 6.4 million was recognized in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS, expiring in 2013, to reduce the impact of changing interest rates on our floating rate debt that is denominated in CZK. The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other non-current liabilities.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The fair value of the interest rate swap as at December 31, 2010 was a US$ 1.1 million liability. A loss of US$ 1.1 million was recognized in the Consolidated Statement of Operations for the year ended December 31, 2010.

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

Subsequent changes in the fair value of the call option are recorded as a derivative gain or loss in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other current liabilities.

The fair value of the call option as at December 31, 2010 was a US$ 0.2 million liability and the movement for the year ended December 31, 2010 was as follows:

Level 3	US$ ‘000
Beginning balance, January 1, 2010	$-
Addition	2,970
Gain recorded in earnings in 2010	(2,790)
Ending balance, December 31, 2010	$180

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at December 31, 2010 and December 31, 2009.  None were issued and outstanding as at December 31, 2010 and December 31, 2009.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2010 and December 31, 2009.  The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights.  The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share.  Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis.  Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders.  The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

On May 24, 2010, we issued 800,000 shares of our Class A common stock in connection with our acquisition of the remaining ownership interests of approximately 5.0% in each of Pro TV, MPI and MV from Adrian Sarbu (see Note 3, “Acquisitions and Disposals”).

On December 9, 2009, in connection with the acquisition of the Media Pro Entertainment business from Adrian Sarbu, we issued 1,600,000 shares of Class A common stock and warrants to purchase up to 600,000 shares of Class A common stock to Alerria and 600,000 shares of Class A common stock and warrants to purchase up to 250,000 shares of Class A common stock to Metrodome.

On September 28, 2009, the general partner of CME Holdco L.P., the holder of approximately 6.3 million shares of Class B common stock and 60,000 shares of Class A common stock, issued a notice of dissolution to the partners informing them that it intended to dissolve the partnership and distribute its assets pursuant to the terms of the partnership agreement. Due to the ownership restrictions with respect to shares of Class B common stock as set forth in our bye-laws, a certain amount of shares of Class B common stock were converted to shares of Class A common stock prior to the distribution of the partnership assets.  Following the conversion, Adele (Guernsey) L.P., a fund affiliated with Apax Partners, received 3,168,566 shares of Class A common stock, a minority partner received 213,337 shares of Class A common stock and entities affiliated with Ronald Lauder received 2,990,936 shares of Class B common stock.

On May 18, 2009, we issued 14.5 million shares of Class A common stock at a price of US$ 12.00 per share and 4.5 million shares of Class B common stock at a price of US$ 15.00 per share to Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”) for an aggregate offering price of US$ 241.5 million.

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at December 31, 2010.

13.  INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components.  Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.

(Loss) / Income before provision for income taxes, noncontrolling interest, equity in income of unconsolidated affiliates and discontinued operations:

The Netherlands and non-Netherlands components of (loss) / income from continuing operations before income taxes are:

	For the Years Ended December 31,
	2010	2009	2008
Domestic	$(77,267)	$130,185	$(15,795)
Foreign	(34,632)	(196,431)	99,945
	$(111,899)	$(66,246)	$84,150

Included in domestic income for 2009 is US $89.7 million of intercompany dividend income, with an equivalent expense included within foreign income. These dividends are neither taxable in the Netherlands nor deductible in the foreign entity.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total tax charge for the years ended December 31, 2010, 2009 and 2008 was allocated as follows:

	For the Years Ended December 31,
	2010	2009	2008
Income tax expense from continuing operations	$5,025	$4,737	$42,208
Income tax expense / (credit) from discontinued operations	30	(7,938)	(7,747)
Total tax expense	$5,055	$(3,201)	$34,461

In 2010, there were tax charges on both domestic and foreign profits because some companies are tax paying and other companies have valuation allowances in respect of their tax losses.

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For the Years Ended December 31,
	2010	2009	2008
Current income tax expense:
Domestic	$549	$371	$253
Foreign	12,310	18,276	49,376
	12,859	18,647	49,629
Deferred tax (benefit )/expense:
Domestic	-	(2)	21
Foreign	(7,834)	(13,908)	(7,442)
	(7,834)	(13,910)	(7,421)

Provision for income taxes	$5,025	$4,737	$42,208

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Years Ended December 31,
	2010	2009	2008
Income taxes at Netherlands rates (25.5%)	$(28,521)	$(16,877)	$21,449
Jurisdictional differences in tax rates	416	25,064	4,376
Tax effect of goodwill impairment	-	-	6,050
Unrecognized tax benefits	2,444	12,343	2,916
Interest expense disallowed	172	-	1,150
Tax effect of other permanent differences	666	956	2,024
Effect of changes in tax rates	-	-	9
Change in valuation allowance	30,427	(16,349)	6,625
Other	(579)	(400)	(2,391)
Provision for income taxes	$5,025	$4,737	$42,208

In 2008 we recognized impairment losses against goodwill in our Bulgaria operations for which there is no tax credit. In 2009 we recognized further impairment losses against intangible assets in our Bulgaria operations for which there was a tax credit at the Bulgarian tax rate.

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Assets:
Tax benefit of loss carry-forwards and other tax credits	$90,532	$58,561
Programming rights	10,322	12,339
Property, plant and equipment	3,132	1,538
Accrued expenses	4,975	5,968
Other	9,864	6,782
Gross deferred tax assets	118,825	85,188
Valuation allowance	(90,553)	(60,146)
Net deferred tax assets	28,272	25,042
Liabilities:
Broadcast licenses, trademarks and customer relationships	$(78,751)	$(57,899)
Property, plant and equipment	(11,304)	(8,289)
Programming rights	(8,742)	(8,580)
Temporary difference due to timing	(7,558)	(10,383)
Total deferred tax liabilities	(106,355)	(85,151)
Net deferred income tax liability	$(78,083)	$(60,109)

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2010	December 31, 2009

Net current deferred tax assets	$3,835	$4,948
Net non-current deferred tax assets	1,378	10,977
	5,213	15,925

Net current deferred tax liabilities	(672)	(3,319)
Net non-current deferred tax liabilities	(82,624)	(72,715)
	(83,296)	(76,034)

Net deferred income tax liability	$(78,083)	$(60,109)

We provided a valuation allowance against potential deferred tax assets of US$ 90.6 million and US$ 60.1 million as at December 31, 2010 and 2009, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.

During 2010, we had the following movements on valuation allowances:

Balance at December 31, 2009	$60,146
Charged to costs and expenses	30,427
Foreign exchange	(20)
Balance at December 31, 2010	$90,553

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

As of December 31, 2010 we have operating loss carry-forwards that will expire in the following periods:

Year	2011	2012	2013	2014	2015 - 27	Indefinite
Austria	$-	$-	$-	$-	$-	$10,294
Bulgaria	2,646	4,012	17,153	39,049	45,432	-
Croatia	8,804	24,418	13,735	11,950	9,841	-
Czech Republic	30	51	7,383	5,743	6,670	-
Hungary	-	-	-	36	24	-
Netherlands	-	-	5,411	10,743	182,817	-
Romania	-	1,306	2,618	6,132	24,015	-
Slovakia	-	-	-	-	10,561	-
Slovenia	-	-	-	-	-	11,948
United Kingdom	-	-	-	-	-	3,514
United States	-	-	-	-	5,250	-
Total	$11,480	$29,787	$46,300	$73,653	$284,610	$25,756

The losses are subject to examination by the tax authorities and to restriction on their utilization.  In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.

We have provided valuation allowances against most of the above loss carry-forwards.  However, valuation allowances have not been provided against the loss carry-forwards in Slovakia on the basis that we consider it more likely than not that we will utilize these tax benefits.  The tax benefits associated with the losses in the United Kingdom and the United States are only recognized in the financial statements as they are utilized.

We have not provided income taxes or withholding taxes on US$ 504.6 million (2009: US$ 527.4 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free.  It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$1,381
Increases for tax positions taken during a prior period	1,104
Increases for tax positions taken during the current period	1,999
Decreases resulting from the expiry of the statute of limitations	(187)
Other	(27)
Balance at December 31, 2008	4,270
Increases for tax positions taken during a prior period	95
Increases for tax positions taken during the current period	12,843
Decreases resulting from the expiry of the statute of limitations	(595)
Other	23
Balance at December 31, 2009	16,636
Increases for tax positions taken during a prior period	(428)
Increases for tax positions taken during the current period	2,872
Settlements with tax authorities	(252)
Other	(170)
Balance at December 31, 2010	$18,658

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 0.1 million. It is reasonably possible that the total amount of unrecognized tax benefits will not decrease within 12 months of the reporting date as a result of tax audits closing and statutes of limitations expiring.

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2010, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2003
Croatia	2006
Czech Republic	2008
Netherlands	2007
Romania	2006
Slovak Republic	2005
Slovenia	2005
United States	2009
United Kingdom	2009

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations.

The liability for accrued interest and penalties was nil and US$ 0.2 million at December 31, 2010 and 2009, respectively. The decrease for the year ended December 31, 2010 of US$ 0.2 million is a result of settlements with the tax authorities.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

14.  INTEREST EXPENSE

Interest expense comprised the following for the years ended December 31, 2010, 2009 and 2008 respectively:

	For the Year Ended December 31,
	2010	2009	2008

Interest on Senior Notes	$75,783	$52,478	$43,962
Interest on 2008 Convertible Notes	16,378	16,625	13,439
Interest on credit facilities and other financing arrangements	9,040	8,169	6,004
	101,201	77,272	63,405

Amortization of capitalized debt issuance costs	5,706	9,565	4,426
Amortization of issuance discount on 2008 Convertible Notes	21,299	19,519	14,556
Loss on extinguishment of debt, net	5,299	9,415	-
	32,304	38,499	18,982

Total interest expense	$133,505	$115,771	$82,387
15.  STOCK-BASED COMPENSATION

6,000,000 shares have been authorized for issuance in respect of equity awards under our Amended and Restated Stock Incentive Plan (“the Plan”). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.

Grants of options allow the holders to purchase shares of Class A common stock or Class B common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted.

Pursuant to the Plan, employees and members of our Board of Directors were awarded options during the year ended December 31, 2010. The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2010, the maximum life of options that had been issued under the Plan was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares. We received US$ 0.6 million in cash from the awards that were exercised in 2010 which had an intrinsic value of US$ $0.2 million. No options were exercised in 2009.  We received US$ 1.2 million in cash from the awards that were exercised in 2008 which had an intrinsic value of US$ 0.8 million. The income tax benefits realized thereon was nil in 2010 and US$ 0.1 million in 2008.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 7.4 million at January 1, 2010 and US$ 8.5 million at January 1, 2009.  In the years ended December 31, 2010 and December 31, 2009, tax benefits of US$ 0.7 million and US$ 0.3 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.1 million and US$ 0.3 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the years ended December 31, 2010 and 2009, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

Under the provisions of ASC 718, Compensation – Stock Compensation, the fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The charge for stock-based compensation in our Consolidated Statements of Operations was as follows:

	For the Year Ended December 31,
	2010	2009	2008

Stock-based compensation charged	6,837	6,218	6,107
Income tax benefit recognized	-	(317)	(641)

As of December 31, 2010, there was US$ 9.6 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 2.1 years.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

A summary of option activity for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	2,000,750	$39.59	5.24	$5,645
Granted	720,000	25.59	-	-
Exercised	(32,313)	18.31	-	-
Forfeited	(149,375)	47.28	-	-
Outstanding at December 31, 2010	2,539,062	$35.44	4.95	$2,189
Vested or expected to vest	2,436,335	35.83	4.88	2,134
Exercisable at December 31, 2010	1,426,247	$42.53	3.85	$1,761

Under the provisions of ASC 718, the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite servicing period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

•
Expected forfeitures. ASC 718 requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of options that actually vest will usually differ from the total number issued because employees forfeit options when they do not meet the service conditions stipulated in the agreement. Since all forfeitures result from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate.

•
Expected volatility. Expected volatility has been calculated based on an analysis of the historical stock price volatility of the company and its peers for the preceding period corresponding to the options’ expected life. We consider this basis to represent the best indicator of expected volatility over the life of the option.

•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in ASC 718 because our options meet the definition of “plain vanilla” therein. Since insufficient data about holder exercise behavior is available to make estimates of expected term, we have continued to apply the shortcut method in accordance with ASC 718.

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.02%	1.40%	1.51%
Expected term (years)	4.9	3.9	4.6
Expected volatility	57.26%	57.20%	45.18%
Dividend yield	0%	0%	0%
Weighted-average fair value	$12.64	$8.31	$12.31

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The following table summarizes information about stock option activity during 2010, 2009, and 2008:

	2010		2009		2008
	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)
Outstanding at beginning of year	2,000,750	$39.59	1,439,042	$50.81	1,176,117	$56.72
Awards granted	720,000	25.59	691,875	18.68	342,000	35.92
Awards exercised	(32,313)	18.31	-	-	(21,075)	57.97
Awards forfeited	(149,375)	47.28	(130,167)	52.48	(58,000)	80.39
Outstanding at end of year	2,539,062	$35.44	2,000,750	$39.59	1,439,042	$50.81

 The following table summarizes information about stock options outstanding at December 31, 2010:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	656,937	3.62	$2,163	$17.06
$ 20.01 - 40.00	1,251,625	6.12	26	24.42
$ 40.01 - 60.00	218,125	4.78	-	52.70
$ 60.01 - 80.00	196,500	3.34	-	67.09
$ 80.01 - 100.00	30,000	1.43	-	90.54
$ 100.01 - 120.00	185,875	4.19	-	111.97
Total	2,539,062	4.95	$2,189	$35.44

The following table summarizes information about stock options exercisable at December 31, 2010:

	Options exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	512,372	3.41	$1,754	$16.93
$ 20.01 - 40.00	316,875	4.39	6	23.93
$ 40.01 - 60.00	218,125	4.78	-	52.70
$ 60.01 - 80.00	196,500	3.34	-	67.09
$ 80.01 - 100.00	30,000	1.43	-	90.54
$ 100.01 - 120.00	152,375	4.03	-	111.62
Total	1,426,247	3.85	$1,760	$42.53

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

16.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net (loss) / income from continuing operations attributable to CME Ltd.	$(113,522)	$(60,333)	$39,875
Net income / (loss) from discontinued operations	213,697	(36,824)	(309,421)
Net income / (loss) attributable to CME Ltd.	$100,175	$(97,157)	$(269,546)

Weighted average outstanding shares of common stock (000’s)	64,029	54,344	42,328
Dilutive effect of employee stock options (000’s)	-	-	355
Common stock and common stock equivalents (000’s)	64,029	54,344	42,683

Net income / (loss) per share:
Basic	1.57	(1.79)	(6.37)
Diluted	1.57	(1.79)	(6.32)

At December 31, 2010, 1,827,408 (December 31, 2009: 1,328,052) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2008 Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2010.

17.  SEGMENT DATA

Since January 1, 2010, we have managed our business on a divisional basis, with three operating segments which are also our reportable segments: Broadcast, New Media and Media Pro Entertainment, and all historic financial information has been presented on this basis.  The new business segments reflect how the Company’s operations are managed, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting. Supplemental geographic information on the performance of our Broadcast segment is provided due to the significance of our broadcast operations to CME Ltd. Management believes this information is useful to users of the financial statements.

Our Broadcast segment generates revenue from advertising fees and our New Media segment generates revenues from display and video advertising, paid premium content and subscriptions. Our Media Pro Entertainment segment generates revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties. Media Pro Entertainment also develops, produces and distributes television and film content which is shown on our television channels. In addition, the distribution and exhibition activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

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

Below are tables showing our Net Revenues, OIBDA and total assets by segment for the years ended December 31, 2010, 2009 and 2008 for Consolidated Statement of Operations data and as at December 31, 2010 and December 31, 2009 for Consolidated Balance Sheet data:

	For the Year Ended December 31,
Net Revenues	2010	2009	2008

Broadcast:
Bulgaria	$61,753	$3,517	$1,261
Croatia	51,350	48,543	54,084
Czech Republic	265,018	271,733	374,099
Romania	157,416	175,409	273,271
Slovak Republic	90,391	106,479	132,367
Slovenia	64,799	63,385	75,963
Total Broadcast	690,727	669,066	911,045
Media Pro Entertainment	140,797	107,683	99,112
New Media	11,193	9,935	9,431
Central	-	-	-
Intersegment revenues (1)	(105,583)	(104,739)	(99,112)
Total Net Revenues	$737,134	$681,945	$920,476

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment. All other revenues are third party revenues.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	For the Year Ended December 31,
OIBDA	2010	2009	2008

Broadcast:
Bulgaria	$(2,071)	$(44,471)	$(10,216)
Croatia	2,368	634	(4,453)
Czech Republic	122,818	130,739	208,681
Romania	25,997	39,935	110,421
Slovak Republic	(1,001)	14,965	49,608
Slovenia	18,427	15,579	24,072
Divisional operating costs	(2,123)	(2,410)	-
Total Broadcast	164,415	154,971	378,113
Media Pro Entertainment	(3,005)	7,538	9,416
New Media	(6,542)	(8,651)	(7,050)
Central	(44,062)	(38,151)	(48,787)
Elimination	(3,483)	(333)	-
Total OIBDA	$107,323	$115,374	$331,692

Reconciliation to Consolidated Statements of Operations:	For the Year Ended December 31,
	2010	2009	2008
Total OIBDA	$107,323	$115,374	$331,692
Depreciation of property, plant and equipment	(58,062)	(52,583)	(49,471)
Amortization of intangible assets	(25,987)	(19,919)	(33,864)
Impairment	(397)	(81,843)	(64,891)
Operating income / (loss)	22,877	(38,971)	183,466
Interest expense, net	(131,267)	(112,895)	(72,737)
Foreign currency exchange (loss) / gain, net	(5,030)	82,920	(35,570)
Change in fair value of derivatives	1,164	1,315	6,360
Other income	357	1,385	2,631
Provision for income taxes	(5,025)	(4,737)	(42,208)
(Loss) / income from continuing operations	$(116,924)	$(70,983)	$41,942

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Total assets (1):	December 31, 2010	December 31, 2009

Broadcast	$2,552,034	$2,160,361
New Media	2,011	3,085
Media Pro Entertainment	224,934	233,415
Total Operating Segments	2,788,979	2,396,861
Corporate	191,503	401,162
Elimination	(29,932)	(11,585)
Total	$2,940,550	$2,786,438

Reconciliation to Consolidated Balance Sheets:
Assets held for sale (2)	-	86,349
Total assets	$2,940,550	$2,872,787

(1) Segment assets exclude any intercompany investments.
(2) Assets held for sale at December 31, 2009 represented our former operations in Ukraine which were disposed of in April 2010.

Long-lived assets (1):	December 31, 2010	December 31, 2009

Bulgaria	$18,035	$8,492
Croatia	10,017	11,743
Czech Republic	61,274	66,533
Romania	104,304	123,442
Slovak Republic	31,664	36,989
Slovenia	25,163	26,713
	250,457	273,912
Corporate	445	798
Total long-lived assets	$250,902	$274,710

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

18.  DISCONTINUED OPERATIONS

On January 20, 2010, we entered into an agreement to sell 100.0% of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Mr. Kolomoisky, and as a result, we determined that the operations in Ukraine represented a disposal group consistent with the provisions of ASC 360, Property, Plant and Equipment. In 2008, we had recorded an impairment charge of US$ 271.9 million to write the carrying value of goodwill, the indefinite-lived trademark and the KINO broadcasting license to US$ nil (see Note 4, “Goodwill and Intangible Assets”).  We completed the sale of our operations in Ukraine to Harley Trading Limited on April 7, 2010 for total gross proceeds of US$ 308.0 million, resulting in a net gain of US$ 217.6 million, net of transaction costs of US$ 0.5 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

The results of all our former operations in Ukraine have been classified as discontinued operations for all periods presented.

Summarized Financial Information of Discontinued Operations

Summarized operating results for the Ukraine disposal group for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenues	$16,888	$32,083	$101,192
Cost of revenues	(19,473)	(70,257)	(123,954)
Selling, general and administrative expenses	(2,223)	(6,301)	(20,337)
Impairment charge	-	-	(271,861)
Operating loss	(4,808)	(44,475)	(314,960)
Foreign exchange gain / (loss)	891	(458)	(2,406)
Other income	25	171	198
Loss before tax	(3,892)	(44,762)	(317,168)
(Provision) / credit for income tax	(30)	7,938	7,747
Gain on sale	217,619	-	-
Income / (loss) from discontinued operations	$213,697	$(36,824)	$(309,421)

19.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At December 31, 2010, we had total commitments of US$ 420.1 million (December 31, 2009: US$ 438.6 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$420,058	$159,455	$212,699	$47,904	$-

b) Operating Lease Commitments

For the years ended December 31, 2010, 2009 and 2008 we incurred aggregate rent on all facilities of US$ 11.7 million, US$ 8.4 million and US$ 10.2 million, respectively.  Future minimum operating lease payments at December 31, 2010 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

December 31, 2010

2011	$7,640
2012	5,584
2013	3,154
2014	2,856
2015	1,599
2016 and thereafter	10,953
Total	$31,786

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 16.0 million) with CSAS.  This facility is secured by a pledge of receivables under the factoring agreement with FCS. As at December 31, 2010, there were no drawings under this facility.

The transfer of the receivables is accounted for as a secured borrowing under ASC 860, Transfers and Servicing, with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

Contingencies

a) Litigation

We are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations. Other than the claim discussed below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million.

On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. We do not believe it is likely that we will be required to make any further payment.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (see Note 5, “Long-Term Debt and Other Financing Arrangements”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the 2008 Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

20. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialist broadcasting products and services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  As stated in ASC Topic 850, Related Party Disclosures, transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 4.9% of our outstanding shares of Class A common stock; Time Warner, beneficial owners of approximately 30.1% of our outstanding shares of Class A and Class B common stock; Igor Kolomoisky, beneficial owner of approximately 2.5% of our outstanding shares of Class A common stock and a member of our Board of Directors; and Ronald S. Lauder, our non-executive Chairman of the Board who also has voting control over 67.8% of our Class A and Class B common stock.

Related Party Transactions

Adrian Sarbu

	For the Years Ended December 31,
	2010	2009	2008

Purchases of programming and services	$5,174	$36,900	$51,900
Sales	852	900	1,900

	As at December 31,
	2010	2009

Accounts Payable	$896	$400
Accounts Receivable	583	1,500

On May 24, 2010, we acquired the remaining ownership interests in each of Pro TV, MPI and MVI from Mr. Sarbu for cash consideration of US$ 6.2 million and 800,000 shares of our Class A common stock with a fair value of US$ 18.5 million at the date of the acquisition (see Note 3, “Acquisitions and Disposals”).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

Time Warner

	For the Years Ended December 31,
	2010	2009	2008

Purchases of programming and services	$33,566	$61,800	$87,100
Sales	40	-	-

	As at December 31,
	2010	2009

Accounts Payable	$50,490	$39,600
Accounts Receivable	46	-

Igor Kolomoisky

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Mr. Kolomoisky, for total consideration of US$ 308.0 million, resulting in a gain of US$ 217.6 million (see Note 18, “Discontinued Operations”).

Ronald S. Lauder

We have paid approximately US$ 2.9 million, including approximately US$ 0.4 million in 2010, of legal fees incurred by Ronald S. Lauder in connection with the negotiation and implementation of the investment by Time Warner Media Holding B.V. in CME Ltd. in May 2009, which included the dissolution of the CME Holdo L.P. partnership between Mr. Lauder and an affiliate of Apax Partners.  In the agreements governing this investment, we had undertaken to pay the reasonable legal fees of Mr. Lauder relating to the investment.  These payments were approved by a committee of independent directors of our Board.

21. INDENTURE COVENANTS

Under the terms of the indentures governing the Floating Rate Notes, the 2009 Fixed Rate Notes and the 2010 Fixed Rate Notes (the “2007 Indenture”, the “2009 Indenture” and the “2010 Indenture”, respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2010 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 and its Restricted Subsidiaries would exceed 2.25 times. Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of December 31, 2010, our Unrestricted Subsidiaries consisted of those subsidiaries that comprise the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, and following the disposal of our operations in Ukraine in April 2010, CME Austria GmbH (formerly CME Ukraine Holding GMBH).

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

As at December 31, 2010, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 106.9 million) to our Unrestricted Subsidiaries.

There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer cash to our Restricted Subsidiaries. Following the disposal of our former operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary and the total remaining US$ 21.5 million cash balance at December 31, 2010 in the Development Financing Holding Company and CME Austria GmbH remains available to our Restricted Subsidiaries at any time. We intend to maintain sufficient amounts to fund the Pro.BG business in Bulgaria until full integration of the Pro.BG business with the bTV group is complete.

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

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2009 Indenture was as follows:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:	For the Year Ended December 31, 2010
Net revenues	$735,062	$3,928	$(1,856)	$737,134
Depreciation of property, plant and equipment	50,666	3,749	-	54,415
Amortization of broadcast licenses and other intangibles	25,987	-	-	25,987
Operating income / (loss)	53,482	(30,560)	(45)	22,877
Net (loss) / income attributable to CME Ltd.	$(139,409)	$239,629	$(45)	$100,175

Consolidated Balance Sheet:	As at December 31, 2010
Cash and cash equivalents	$219,789	$24,261	$-	$244,050
Third party debt (1)	1,359,330	454	-	1,359,784
Total assets	3,212,077	37,942	(309,469)	2,940,550
Total CME Ltd. shareholders’ equity	$1,493,511	$(36,981)	$(229,651)	$1,226,879

(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:	For the Year Ended December 31, 2009
Net revenues	$678,424	$3,521	$-	$681,945
Depreciation of property, plant and equipment	48,894	2,697	-	51,591
Amortization of broadcast licenses and other intangibles	18,373	1,546	-	19,919
Operating income / (loss)	91,464	(130,435)	-	(38,971)
Net income / (loss) attributable to CME Ltd.	$63,448	$(160,605)	$-	$(97,157)

Consolidated Balance Sheet:	As at December 31, 2009
Cash and cash equivalents	$243,314	$202,640	$-	$445,954
Third Party Debt (1)	1,377,194	674	-	1,377,868
Total assets	3,365,435	335,623	(828,271)	2,872,787
Total CME Ltd. shareholders’ equity	$1,683,789	$195,459	$(701,659)	$1,177,589

(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group Eliminations	Total
Consolidated Statement of Operations:	For the Year Ended December 31, 2008
Net revenues	$919,351	$1,125	$-	$920,476
Depreciation of property, plant and equipment	48,047	535	-	48,582
Amortization of broadcast licenses and other intangibles	30,978	2,886	-	33,864
Operating income / (loss)	263,892	(80,426)	-	183,466
Net income / (loss) attributable to CME Ltd.	$128,572	$(398,118)	$-	$(269,546)

22.  SUBSEQUENT EVENTS

On January 31, 2011, we completed the acquisition of 100% of Pro Digital s.r.l. (“Pro Digital”), a company controlled by Adrian Sarbu and a minority shareholder, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million).  Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts are comprised primarily of the rebroadcast of our PRO TV channel in Romania.

On February 18, 2011, we completed privately negotiated exchanges of US$ 206.3 million aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million aggregate principal amount of 5.0% senior convertible notes due 2015.  The exchanging holders of the 2008 Convertible Notes also received cash consideration including accrued interest totaling approximately US$ 30.2 million.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share data)

23.  QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2010 and 2009 is as follows:

	For the Year ended December 31, 2010
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$143,641	$201,726	$134,354	$257,413
Cost of revenues	134,329	146,282	131,045	182,388
Operating (loss) / income	(19,133)	25,452	(25,345)	41,903
Net (loss) / income from continuing operations	(41,986)	(52,913)	3,417	(25,442)
Net (loss) / income from discontinued operations	(3,922)	217,619	-	-
Net (loss) / income attributable to CME Ltd.	$(42,294)	$165,169	$3,416	$(26,116)

Net (loss) / income per share:
Basic EPS	$(0.67)	$2.59	$0.05	$(0.41)
Effect of dilutive securities	-	-	-	-
Diluted EPS	$(0.67)	$2.59	$0.05	$(0.41)

	For the Year ended December 31, 2009
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000’s, except per share data)
Consolidated Statement of Operations data:
Net revenues	$136,320	$182,967	$128,235	$234,423
Cost of revenues	106,520	126,276	124,147	172,343
Operating (loss) / income	(71,284)	28,756	(20,731)	24,288
Net (loss) / income from continuing operations	(38,105)	35,759	(18,357)	(50,280)
Net loss from discontinued operations	(8,835)	(13,653)	(5,937)	(8,399)
Net (loss) / income attributable to CME Ltd.	$(44,438)	$24,081	$(21,550)	$(55,250)

Net (loss) / income per share:
Basic EPS	$(1.05)	$0.47	$(0.35)	$(0.89)
Effect of dilutive securities	-	-	-	-
Diluted EPS	$(1.05)	$0.47	$(0.35)	$(0.89)

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that our disclosure controls and procedures are effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2010.  This assessment was performed under the direction and supervision of our President and Chief Executive Officer and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2010, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE LLP

London, United Kingdom

February 23, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Management,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual General Meeting of Shareholders.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2011 Annual General Meeting of Shareholders.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual General Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,539,062	(1)	$35.44	932,231
Equity compensation plans not approved by security holders	-		-	-
Total	2,539,062		$35.44	932,231
__________________
(1)       This number consists of options outstanding at December 31, 2010 under CME’s Amended and Restated Stock Incentive Plan.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” in our Proxy Statement for the 2011 Annual General Meeting of Shareholders.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Selection  of Auditors” in our Proxy Statement for the 2011 Annual General Meeting of Shareholders.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part Il, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2010 and 2009;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company’s Registration Statement No. 3380344 on Form S-1, filed June 17, 1994).

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

4.06*
Warrant to Purchase Common Stock issued to Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 4.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.07*
Warrant to Purchase Common Stock issued to Media Pro Management S.A., dated December 9, 2009 (incorporated by reference to Exhibit 4.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.08*
Registration Rights Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated as of August 24, 2007 (incorporated by reference to Exhibit 4.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.09*
Registration Rights Agreement by and between the Company and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.10
Indenture among CET 21 spol. s r.o. as Issuer, Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., CME Investments B.V. and  MARKÍZA-SLOVAKIA, spol. s r.o. as Guarantors, Citibank, N.A., London Branch, as Trustee, Citibank, N.A., London Branch, as Paying Agent and Transfer Agent and Citigroup Global Markets Deutschland AG as Registar, dated October 21, 2010.

10.01*+
Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on April 25, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.02*+	Employee Stock Option Form (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.03*
Subscription Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.04*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.05*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.5  to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

Exhibit Number	Description

10.06*
Capped Call Transaction between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.07*
Capped Call Transaction between Central European Media Enterprises Ltd. and BNP Paribas, dated March 4, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.08*
Capped Call Transaction between the Company and Lehman Brothers OTC Derivatives Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.09*
Separation Agreement between CME Development Corporation and Michael Garin, dated December 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2008).

10.10*
Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.11*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.12*+
Contract of Employment dated June 30, 2009 between CME Development Corporation and Charles Frank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.13*
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.14*
Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.15*+
Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

Exhibit Number	Description

10.16*
Dealer Manager Agreement between Central European Media Enterprises Ltd. and Deutsche Bank AG, London Branch, dated September 7, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.17*
Tender Agency Agreement between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch, as Principal Tender Agent, and certain other tender agents, dated September 7, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.18*
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated September 16, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.19*
Contract Assignment between CME Media Enterprises B.V, Central European Media Enterprises Ltd., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.20*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.21*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.22*
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

10.23*
Amendment to the Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated December 9, 2009 (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.24*
Subscription Agreement among Central European Media Enterprises Ltd., Media Pro Management S.A. and Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Exhibit Number	Description

10.25*
Share Purchase Agreement among Central European Media Enterprises Ltd., CME Cyprus Holding II Limited, Igor Kolomoisky and Harley Trading Limited, dated January 20, 2010 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.26*
Termination agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated January 20, 2010 (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.27*
Facility Agreement among CET 21 spol. s r.o., Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders and the Company, CME Slovak Holdings B.V., CME Media Enterprises B.V., CME Romania B.V. and MARKÍZA-SLOVAKIA, spol. s r.o. as original guarantors, dated December 21, 2009 (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.28*
Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.29*
Irrevocable Voting Deed and Corporate Representative Appointment among RSL Savannah LLC, Time Warner Media Holdings B.V. and the Company, dated May 18, 2009 (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.30*+
Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated June 19, 2009 (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.31*
Deed relating to the Sale and Purchase of Certain Media Interests in Bulgaria by and among News Netherlands B.V., News Corporation, CME Media Enterprises B.V. and Central European Media Enterprises Ltd. dated February 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.32*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.33*+
Contract of Employment between CME Media Services Limited and Andrei Boncea, dated May 3, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

Exhibit Number	Description

10.34*
Amended and Restated Sale and Purchase Agreement between CME Media Enterprises B.V., CME Development Financing B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 19, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.35*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.36*
Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.37*+
Contract of Employment between CME Media Services Limited and Petr Dvorak, dated May 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.38*
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.39*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.40
CZK 1,500,000,000 Revolving Credit Facility Agreement among CET 21 spol. s r.o. as original borrower, BNP Paribas S.A., JPMorgan Chase Bank N.A., Citibank Europe plc (acting through its Prague branch Citibank Europe plc, organizační složka), ING Bank N.V. and CSAS. as original lenders, BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS. as arrangers, BNP Paribas S.A. as agent, BNP Paribas Trust Corporation UK Limited as Security Agent and the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., MARKÍZA-SLOVAKIA, spol. s r.o. and CME Investments B.V. as original guarantors, dated October 21, 2010.

10.41	Pledge Agreement among the Company, Central European Media Enterprises N.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010.

10.42	Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010.

10.43
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch, The Law Debenture Trust Corporation p.l.c., Citibank, N.A., London Branch, BNP Paribas Trust Corporation UK Limited and BNP Paribas S.A., dated October 21, 2010.

Exhibit Number	Description

10.44
Intercreditor Agreement dated October 21, 2010 among the Company, CET 21 spol. s r.o., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., MARKÍZA-SLOVAKIA, spol. s r.o., CME Investments B.V., BNP Paribas S.A., Citibank Europe plc, ING Bank N.V., JPMorgan Chase Bank, N.A., CSAS., BNP Paribas S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent and Citibank, N.A., London Branch, as notes trustee, dated October 21, 2010.

10.45+	Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.0	Power of Attorney, dated as of February 23, 2011

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

101.INS#	XBRL Instance Document

*	Previously filed exhibits

+	Exhibit is a management contract or compensatory plan

#
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

Date: February 23, 2011	/s/ David Sach
David Sach
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 23, 2011
Ronald S. Lauder

*		February 23, 2011
Herbert A. Granath	Vice-Chairman of the Board of Directors

/s/ Adrian Sarbu	President and Chief Executive Officer
Adrian Sarbu	and Director (Principal Executive Officer)	February 23, 2011

/s/ David Sach	Executive Vice President and Chief Financial Officer	February 23, 2011
David Sach	(Principal Financial Officer)

/s/ David Sturgeon	Deputy Chief Financial Officer	February 23, 2011
David Sturgeon	(Principal Accounting Officer)

*	Director	February 23, 2011
Paul T. Cappuccio

*	Director	February 23, 2011
Michael Del Nin

*	Director	February 23, 2011
Charles Frank

*	Director	February 23, 2011
Igor Kolomoisky

*	Director	February 23, 2011
Alfred W. Langer

*	Director	February 23, 2011
Fred H. Langhammer

*	Director	February 23, 2011
Bruce Maggin

*	Director	February 23, 2011
Parm Sandhu

*	Director	February 23, 2011
Caryn Seidman Becker

*	Director	February 23, 2011
Duco Sickinghe

*	Director	February 23, 2011
Eric Zinterhofer

*By:	/s/ David Sach

David Sach
Attorney-in-fact

INDEX TO SCHEDULES

S-1

Schedule II

Schedule of Valuation Allowances
(US$ 000’s)
	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2007	$12,552	$28,896
Charged to costs and expenses	436	6,626
Charged to other accounts (1)	(1,861)	11,880
Foreign exchange	(209)	(576)
Balance at December 31, 2008	10,918	46,826
Charged to costs and expenses	8,199	(16,349)
Charged to other accounts (1)	(5,056)	29,762
Foreign exchange	32	(93)
Balance at December 31, 2009	14,093	60,146
Charged to costs and expenses	5,296	30,427
Charged to other accounts (1)	(5,606)	-
Foreign exchange	(578)	(20)
Balance at December 31, 2010	$13,205	$90,553

(1)  Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.