Form 10-Q
period 2011-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2011-04-27
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2011
Class A Common Stock, par value $0.08	56,879,489
Class B Common Stock, par value $0.08	7,500,936

THIS PAGE INTENTIONALLY LEFT BLANK

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2011

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$216,768	$244,050
Accounts receivable, net (Note 7)	190,741	209,142
Program rights, net (Note 6)	97,224	80,206
Other current assets (Note 8)	90,892	78,687
Total current assets	595,625	612,085
Non-current assets
Property, plant and equipment, net (Note 9)	264,055	250,902
Program rights, net (Note 6)	271,568	228,855
Goodwill (Note 4)	1,325,384	1,221,302
Broadcast licenses and other intangible assets, net (Note 4)	634,788	595,641
Other non-current assets (Note 8)	30,383	31,765
Total non-current assets	2,526,178	2,328,465
Total assets	$3,121,803	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$244,713	$224,058
Current portion of long-term debt and other financing arrangements (Note 5)	12,601	13,562
Other current liabilities (Note 11)	44,906	5,456
Total current liabilities	302,220	243,076
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,374,152	1,346,222
Other non-current liabilities (Note 11)	106,461	103,500
Total non-current liabilities	1,480,613	1,449,722
Commitments and contingencies (Note 18)

EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2010 – nil)	-	-
56,879,489 shares of Class A Common Stock of $0.08 each (December 31, 2010 –56,878,489)	4,550	4,550
7,490,936 shares of Class B Common Stock of $0.08 each (December 31, 2010 – 7,490,936)	599	599
Additional paid-in capital	1,391,950	1,377,803
Accumulated deficit	(264,903)	(233,818)
Accumulated other comprehensive income	185,660	77,745
Total CME Ltd. shareholders’ equity	1,317,856	1,226,879
Noncontrolling interests	21,114	20,873
Total equity	1,338,970	1,247,752
Total liabilities and equity	$3,121,803	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net revenues	$172,772	$143,641
Operating expenses:
Operating costs	33,655	27,280
Cost of programming	96,031	87,786
Depreciation of property, plant and equipment	13,417	14,114
Amortization of broadcast licenses and other intangibles (Note 4)	7,627	5,149
Cost of revenues	150,730	134,329
Selling, general and administrative expenses	29,707	28,445
Operating loss	(7,665)	(19,133)
Interest income	1,128	653
Interest expense (Note 16)	(56,039)	(31,528)
Foreign currency exchange gain, net	43,265	9,557
Change in fair value of derivatives (Note 12)	(40)	(3,656)
Other expense	(712)	(270)
Loss from continuing operations before tax	(20,063)	(44,377)
(Provision) / credit for income taxes	(932)	2,391
Loss from continuing operations	(20,995)	(41,986)
Discontinued operations, net of tax (Note 2)	-	(3,922)
Net loss	(20,995)	(45,908)
Net (income) / loss attributable to noncontrolling interests	(119)	3,614
Net loss attributable to CME Ltd.	$(21,114)	$(42,294)

Net loss	(20,995)	(45,908)
Currency translation adjustment	108,395	(30,333)
Comprehensive income / (loss)	$87,400	$(76,241)
Comprehensive (income) / loss attributable to noncontrolling interests	(599)	2,843
Comprehensive income / (loss) attributable to CME Ltd.	$86,801	$(73,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
PER SHARE DATA (Note 15):
Net loss per share:
Continuing operations - Basic	$(0.33)	$(0.61)
Continuing operations - Diluted	(0.33)	(0.61)
Discontinued operations – Basic	0.00	(0.06)
Discontinued operations - Diluted	0.00	(0.06)
Net loss attributable to CME Ltd. – Basic	(0.33)	(0.67)
Net loss attributable to CME Ltd. – Diluted	$(0.33)	$(0.67)

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,369	63,537
Diluted	64,369	63,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE, December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	-	-	-	-	1,521	-	-	-	1,521
Repurchase of 2008 Convertible Notes	-	-	-	-	(6,742)	-	-	-	(6,742)
Issuance of 2011 Convertible Notes, net of transaction costs	-	-	-	-	9,380	-	-	-	9,380
Reclassification of capped call options	-	-	-	-	9,971	(9,971)	-	-	-
Options exercised	1,000	-	-	-	17	-	-	-	17
Dividends	-	-	-	-	-	-	-	(358)	(358)
Net loss	-	-	-	-	-	(21,114)	-	119	(20,995)
Currency translation adjustment	-	-	-	-	-	-	107,915	480	108,395
BALANCE, March 31, 2011	56,879,489	$4,550	7,490,936	$599	$1,391,950	$(264,903)	$185,660	$21,114	$1,338,970

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,995)	$(45,908)
Adjustments to reconcile net loss to net cash generated from / (used in) operating activities:
Loss from discontinued operations (Note 2)	-	3,922
Depreciation and amortization	108,916	80,764
Loss on disposal of fixed assets	534	103
Stock-based compensation (Note 14)	1,521	1,573
Change in fair value of derivatives (Note 12)	40	3,656
Foreign currency exchange gain, net	(43,265)	(9,557)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	38,621	17,060
Accounts payable and accrued liabilities	(11,033)	(23,774)
Program rights	(91,956)	(50,304)
Other assets	(350)	9,024
Income taxes payable	(848)	(3,472)
Deferred revenue	38,658	(8,516)
Deferred taxes	(2,099)	(3,275)
VAT and other taxes payable	12,428	2,930
Net cash generated from / (used in) continuing operating activities	30,172	(25,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,590)	(7,785)
Disposal of property, plant and equipment	94	-
Investments in subsidiaries and unconsolidated affiliates	(897)	(142)
Net cash used in continuing investing activities	(6,393)	(7,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(26,252)	-
Payment on exchange of Convertible Notes	(27,132)	-
Debt issuance costs	(1,837)	-
Proceeds from credit facilities	4,533	148,331
Payment of credit facilities and capital leases	(6,536)	(81,928)
Proceeds from exercise of stock options	17	-
Excess tax benefits from stock-based compensation arrangements	-	177
Net cash (used in) / received from continuing financing activities	(57,207)	66,580

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	-	(5,692)
NET CASH USED IN DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	-	(201)
Impact of exchange rate fluctuations on cash	6,146	(9,565)

Net (decrease) / increase in cash and cash equivalents	(27,282)	17,421
CASH AND CASH EQUIVALENTS, beginning of period	244,050	445,954
CASH AND CASH EQUIVALENTS, end of period	$216,768	$463,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda corporation, is an integrated media company operating leading broadcast, content, and new media businesses in Central and Eastern Europe.  Our assets are held through a series of Dutch and Curaçao holding companies. At March 31, 2011, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic, and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our content division, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 24 television channels in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analogue, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license holding companies.

Bulgaria

We operate one general entertainment channel (BTV), four other channels (BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, formerly PRO.BG) and several radio channels.  We own 94.0% of BTV Media Group EAD.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), which was launched in January 2011, and an international channel (NOVA WORLD), which was launched in March 2011.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels (NOVA CINEMA, NOVA SPORT and MTV CZECH). NOVA SPORT and MTV CZECH are also broadcast in the Slovak Republic.

Romania

We operate two general entertainment channels (PRO TV and ACASA), three other channels (PRO CINEMA, SPORT.RO and MTV ROMANIA), and an international channel (PRO TV INTERNATIONAL), as well as a general entertainment channel broadcasting in Moldova (PRO TV CHISINAU), which was acquired in January 2011 (see Note 3, “Acquisitions and Disposals”).

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, and one female-orientated cable channel, DOMA (Slovak Republic).

Slovenia

We operate two general entertainment channels, POP TV and KANAL A, and one other channel, POP BRIO.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Media Pro Entertainment

Media Pro Entertainment (“MPE”), our fully integrated content business, leverages creative talent across all our countries and focuses on the development, production and distribution of content for our television channels and to third parties, both within our region and globally.

MPE is organized into three subdivisions:

Production: This subdivision produces a range of fiction, reality and entertainment programming and films, using both purchased formats and developing original formats. The content produced may be easily adapted for use across several markets and in many revenue-generating windows.

Production Services: This subdivision provides assets and expertise to both our production operations and to third parties, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services.

Distribution and Exhibition: In addition to having responsibility for selling finished content and formats developed by our production operations to third parties, this subdivision acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations. Our distribution and exhibition operations are also able to generate third-party revenue by distributing our own content directly through their own cinema and home video operations. MPE owns and operates sixteen cinema screens in Romania, including Romania’s first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in Romania and Hungary. A significant portion of our distribution revenues are to third parties, which is expected to generate a significant portion of MPE’s consolidated profits in the short-term.

In total, the MPE segment currently generates the majority of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment‘s results.

New Media

We operate more than 60 websites and distribution platforms across our markets with two principal objectives: to build a strong online channel of distributing popular content and to operate the most efficient marketing tool for our Broadcast segment.  The New Media segment focuses on offering viewers the choice of watching our premium television content, anytime, anywhere and building a series of news portals, ranging from general information to sports or niche sites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Our significant accounting policies have not changed since December 31, 2010, except as noted below.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP for complete financial statements.  The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into US dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to US dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Certain amounts included in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 2011 financial statements presentation.

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

Discontinued Operations

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a former member of our Board of Directors, for total consideration of $308.0 million. The results of our former Ukrainian operations have therefore been accounted for as discontinued operations in 2010.

Summarized operating results for the three months ended March 31, 2010 for the Ukraine disposal group are as follows:

March 31, 2010
Revenues	$16,888
Cost of revenues	(19,473)
Selling, general and administrative expenses	(2,223)
Operating loss	(4,808)
Foreign exchange gain	891
Other income	25
Loss before tax	(3,892)
Provision for income tax	(30)
Loss from discontinued operations	$(3,922)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Business Combinations

On January 1, 2011, the Company adopted guidance issued in December 2010, which clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). This guidance will impact our disclosures for future acquisitions, but there will be no impact on our financial position or results of operations.

Goodwill

On January 1, 2011, the Company adopted guidance issued in December 2010, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test after assessing whether or not it is more likely than not that the reporting units’ goodwill is impaired. In determining whether it is more likely than not that a goodwill impairment exists, any adverse qualitative factors indicating that an impairment may exist are to be considered. The amendments in this guidance will impact our financial position and results of operations to the extent that we have reporting units with zero or negative carrying amounts in the future.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on our condensed consolidated financial statements.

3.  ACQUISITIONS

Acquisition of Pro Digital

On January 31, 2011, we completed the acquisition of 100.0% of Pro Digital s.r.l. (“Pro Digital”), a company controlled by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts on its PRO TV CHISINAU channel are comprised primarily of rebroadcasts of our PRO TV channel in Romania.  In connection with this transaction, we allocated EUR 0.5 million (approximately US$ 0.7 million at the date of acquisition) to goodwill.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at March 31, 2011 and December 31, 2010 is summarized as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Gross Balance, December 31, 2010	Accumulated Impairment Losses	Balance, December 31, 2010	Additions/ Adjustments	Foreign Currency	Balance, March 31, 2011	Accumulated Impairment Losses	Gross Balance, March 31, 2011
Broadcast segment:
Bulgaria	$178,377	$(64,044)	$114,333	$-	$7,980	$122,313	$(64,044)	$186,357
Croatia	11,151	(10,454)	697	-	45	742	(10,454)	11,196
Czech Republic	917,145	-	917,145	-	78,419	995,564	-	995,564
Romania	63,977	-	63,977	707	6,930	71,614	-	71,614
Slovak Republic	58,425	-	58,425	-	3,695	62,120	-	62,120
Slovenia	18,920	-	18,920	-	1,197	20,117	-	20,117
Media Pro Entertainment segment:
Fiction	14,042	-	14,042	-	1,511	15,553	-	15,553
Production services	14,792	-	14,792	-	1,592	16,384	-	16,384
Distribution and Exhibition	18,971	-	18,971	-	2,006	20,977	-	20,977
Total	$1,295,800	$(74,498)	$1,221,302	$707	$103,375	$1,325,384	$(74,498)	$1,399,882

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at March 31, 2011 and December 31, 2010 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641
Amortization	-	(4,594)	(408)	(2,343)	(282)	(7,627)
Foreign currency movements	5,229	23,538	11,451	6,053	503	46,774
Balance, March 31, 2011	$59,065	$328,489	$152,715	$89,506	$5,013	$634,788

Our broadcast licenses in Romania and Slovenia have indefinite lives and they are subject to annual impairment reviews.  The licenses in Bulgaria have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic have an economic useful life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, thirteen years. The license in Croatia has an economic useful life of, and is amortized on a straight-line basis over, fifteen years.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method. The amortized trademarks had a carrying amount of US$ 5.8 million as at March 31, 2011 and December 31, 2010, respectively.  The balance remained unchanged during the period because amortization was offset by currency translation adjustments.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at March 31, 2011 and December 31, 2010:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010

Gross value	$580,710	$538,884
Accumulated amortization	(151,918)	(132,955)
Net book value of amortized intangible assets	428,792	405,929
Indefinite-lived broadcast licenses and trademarks	205,996	189,712
Total broadcast licenses and other intangible assets, net	$634,788	$595,641

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary
	March 31, 2011	December 31, 2010

Senior debt	$1,368,830	$1,341,544
Total credit facilities and capital leases	17,923	18,240
Total long term debt and other financing arrangements	1,386,753	1,359,784
Less current maturities	(12,601)	(13,562)
Total non-current long-term debt and other financing arrangements	$1,374,152	$1,346,222

Senior Debt

Our senior debt comprised the following as of March 31, 2011 and December 31, 2010:

	Carrying Value		Fair Value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

USD 206.3 million 2011 Convertible Notes	$171,751	$-	$175,277	$-
EUR 170.0 million 2010 Fixed Rate Notes	241,508	227,154	263,557	235,672
EUR 374.6 million 2009 Fixed Rate Notes	535,598	527,414	580,423	533,067
USD 233.9 million 2008 Convertible Notes	209,710	389,218	223,386	391,888
EUR 148.0 million Floating Rate Notes	210,263	197,758	192,391	170,319
	$1,368,830	$1,341,544	$1,435,034	$1,330,946

On February 18, 2011 we completed privately negotiated exchanges of US$ 206.3 million in aggregate principal amount of our 3.5% Senior Convertible Notes due 2013 (the “2008 Convertible Notes”) for US$ 206.3 million in aggregate principal amount of 5.0% Senior Convertible Notes due 2015 (the “2011 Convertible Notes” and collectively with the 2008 Convertible Notes, the “Convertible Notes”).  The 2011 Convertible Notes mature on November 15, 2015.

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 241.5 million) of 9.0% Senior Secured Notes due 2017 (the “2010 Fixed Rate Notes”). The 2010 Fixed Rate Notes mature on November 1, 2017.

On September 17, 2009, we issued EUR 200.0 million of 11.625% Senior Notes due 2016 at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 11.625% Senior Notes due 2016 at an issue price of 102.75% (collectively, the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.  In October and November 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In March 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of US$ 2.4 million, which includes the write off of US$ 0.3 million of unamortized debt issuance costs, and which is included within interest expense in the Condensed Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On March 10, 2008, we issued US$ 475.0 million of 2008 Convertible Notes, which mature on March 15, 2013.  In addition to the exchange transactions that took place on February 18, 2011, we repurchased US$ 34.8 million aggregate principal amount of our 2008 Convertible Notes for US$ 30.7 million plus accrued interest in October 2010.

On May 16, 2007, we issued EUR 150.0 million of Floating Rate Senior Notes due 2014 (the “Floating Rate Notes”, and collectively with the 2010 Fixed Rate Notes and 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at March 31, 2011 was 2.90%). The Floating Rate Notes mature on May 15, 2014.  In October 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

2011 Convertible Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2011 Convertible Notes as at March 31, 2011 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2011 Convertible Notes.

The 2011 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME Media Enterprises N.V. (“CME NV”) and CME Media Enterprises BV (“CME BV”) and are secured by a pledge of shares of those wholly owned subsidiaries.

Prior to August 15, 2015, the 2011 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2011 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2011 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2011 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at March 31, 2011, the 2011 Convertible Notes may not be converted.  In addition, the holders of the 2011 Convertible Notes have the right to put the 2011 Convertible Notes to us for cash equal to the aggregate principal amount of the 2011 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2011 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
As at December 31, 2010	$-	$-	$-	$-
Issuance of 2011 Convertible Notes	206,252	(35,209)	171,043	9,428
Amortization of debt issuance discount	-	708	708	-
As at March 31, 2011	$206,252	$(34,501)	$171,751	$9,428

The issuance discount is being amortized over the life of the 2011 Convertible Notes using the effective interest method.  The effective interest rate on the liability component was 10.0%.

Certain other derivative instruments have been identified as being embedded in the 2011 Convertible Notes, but as they are considered to be clearly and closely related to the 2011 Convertible Notes they are not accounted for separately.

Refinancing of 2008 Convertible Notes

On February 18, 2011, we completed privately negotiated exchanges of US$ 206.3 million in aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million in aggregate principal amount of our 2011 Convertible Notes. The exchanging holders of the 2008 Convertible Notes also received cash consideration of approximately US$ 30.2 million, including accrued interest.  Since we determined the terms of the 2011 Convertible Notes to be substantially different from those of the 2008 Convertible Notes, we performed an allocation of the fair value of the consideration transferred between the value of the liability that was extinguished and the reacquisition of the equity component.

The amount allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, which was determined based on the future cash flows associated with the exchanged portion of the 2008 Convertible Notes discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2008 Convertible Notes. The most critical input used to determine the fair value of the liability component of the 2008 Convertible Notes was the discount rate used in calculating the present value of the future cash flows associated with the 2008 Convertible Notes. We used a combination of observed prices paid for similar debt and incorporated a US$ risk free rate for debt with a similar remaining life to the 2008 Convertible Notes to determine an overall discount rate.  The remaining consideration was recognized as a reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs amounted to US$ 19.2 million which was recorded as a loss on extinguishment of debt within interest expense in the Condensed Consolidated Statement of Operations for the period ended March 31, 2011.  The loss included US$ 1.9 million of unamortized debt issuance costs.  We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component amounting to US$ 6.7 million.

Fixed Rate Notes

2010 Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 1 and November 1, with the first payment due on May 1, 2011.  The fair value of the 2010 Fixed Rate Notes as at March 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The 2010 Fixed Rate Notes are secured senior obligations of CET 21 and rank equally with CET 21’s obligations under the Secured Revolving Credit Facility (defined below). The 2010 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2010 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 20, “Indenture Covenants”).

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

The 2010 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From	Fixed Rate Notes Redemption Price

November 1, 2014 to October 31, 2015	104.50%
November 1, 2015 to October 31, 2016	102.25%
November 1, 2016 and thereafter	100.00%

Prior to November 1, 2013, up to 35.0% of the original principal amount of the 2010 Fixed Rate Notes can be redeemed at a price of 109.0% of the principal amount, plus accrued and unpaid interest if certain conditions are met.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2010 Fixed Rate Notes but as they are considered clearly and closely related to the 2010 Fixed Rate Notes, they are not accounted for separately.

2009 Fixed Rate Notes

Interest on the 2009 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at March 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

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

The 2009 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From	Fixed Rate Notes Redemption Price

September 15, 2013 to September 14, 2014	105.81%
September 15, 2014 to September 14, 2015	102.90%
September 15, 2015 and thereafter	100.00%

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

Floating Rate Notes

Interest on the Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at March 31, 2011 and December 31, 2010 was equal to the outstanding debt multiplied by the traded market price.

The Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see Note 20, “Indenture Covenants”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2008 Convertible Notes

Interest on the 2008 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2008 Convertible Notes as at March 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price.

The 2008 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the 2008 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2008 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2008 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2008 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2011, the 2008 Convertible Notes could not be converted.  In addition, the holders of the 2008 Convertible Notes have the right to put the 2008 Convertible Notes to us for cash equal to the aggregate principal amount of the 2008 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

As at December 31, 2010, we had capped call options over 2,940,477 shares of our Class A common stock, 1,583,333 shares from BNP Paribas (“BNP”), and 1,357,144 shares from Deutsche Bank Securities Inc. (“DB”). The amount of shares corresponded to the number of shares of our Class A common stock that would be issuable on a conversion of the 2008 Convertible Notes at the initial conversion price if we elected to settle the capped call options solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

At the date of purchase, we determined that all of these capped call options met the definition of an equity instrument and consequently recognized them on issuance at fair value within additional paid-in capital. We believe that this classification is still correct and we have continued to recognize them within Equity. Subsequent changes in fair value have not been, and will not be, recognized as long as the instruments continue to be classified in Equity.

We recorded a US$ 10.0 million adjustment to Equity in respect of the portion of the capped call options that were no longer exercisable following the privately negotiated exchange transaction on February 11, 2011 described above. Subsequent to the transaction, current shareholders would not suffer dilution to their shareholding until the price of our Class A common shares reaches US$ 151.20 per share, which is based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

At March 31, 2011, the 2,227,609 remaining capped call options could not be exercised because no conversion of 2008 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at March 31, 2011 was approximately US$ 19 thousand.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We separately account for the liability and equity components of the 2008 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE, December 31, 2010	$440,200	$(50,982)	$389,218	$110,752
Redemption of 2008 Convertible Notes	(206,252)	22,705	(183,547)	(6,742)
Amortization of debt issuance discount	-	4,039	4,039	-
BALANCE, March 31, 2011	$233,948	$(24,238)	$209,710	$104,010

The remaining issuance discount is being amortized over the life of the 2008 Convertible Notes, which mature on March 15, 2013 using the effective interest method.  The effective interest rate on the liability component for all periods presented was 10.3%.

Certain other derivative instruments have been identified as being embedded in the 2008 Convertible Notes, but as they are considered to be clearly and closely related to the 2008 Convertible Notes they are not accounted for separately.

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at March 31, 2011 and December 31, 2010:

		March 31, 2011	December 31, 2010

Credit facilities	(a) – (d)	$13,371	$14,004
Capital leases		4,552	4,236
Total credit facilities and capital leases		17,923	18,240
Less current maturities		(12,601)	(13,562)
Total non-current credit facilities and capital leases		$5,322	$4,678

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 7.1 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 7.1 million) in excess of amounts deposited.

As at March 31, 2011, we had deposits of US$ 36.6 million and drawings of US$ 11.2 million in the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.  As at December 31, 2010, we had deposits of US$ 20.3 million and drawings of US$ 12.3 million in the BMG cash pool.

(b) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 86.8 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.5% above PRIBOR for the relevant interest period. The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 43.4 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.  At March 31, 2011, and December 31, 2010, there were no drawings under the Secured Revolving Credit Facility. As of March 31, 2011, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal outstanding under the Secured Revolving Credit Facility (see Note 12, “Financial Instruments and Fair Value Measurements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

(c) As at March 31, 2011, and December 31, 2010, there were no drawings under a CZK 300.0 million (approximately US$ 17.4 million) working capital credit facility with CSAS.  This facility is secured by a pledge of receivables under a factoring facility with Factoring Ceska Sporitelna (“FCS”) and is available until June 30, 2011.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(d) At March 31, 2011, Media Pro Entertainment had an aggregate principal amount of RON 9.6 million (approximately US$ 3.3 million) (December 31, 2010, RON 9.3 million, approximately US$ 3.3 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At March 31, 2011, we had 11 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at March 31, 2011 and December 31, 2010 are net of a fair value adjustment of US$ 1.2 million and US$ 1.2 million, respectively, arising on acquisition.

Total Group

At March 31, 2011, the maturity of our Senior Debt and credit facilities was as follows:

2011	$11,493
2012	-
2013	233,948
2014	210,748
2015	206,252
2016 and thereafter	776,303
Total Senior Debt and credit facilities	1,438,744
Net discount	(56,543)
Carrying value of Senior Debt and credit facilities	$1,382,201

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2011:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2011	$1,265
2012	755
2013	755
2014	397
2015	397
2016 and thereafter	1,594
5,163
Less: amount representing interest	(611)
Present value of net minimum lease payments	$4,552

6.  PROGRAM RIGHTS

Program rights consist of:

	March 31, 2011	December 31, 2010
Program rights:
Acquired program rights, net of amortization	$257,341	$200,666
Less: current portion of acquired program rights	97,224	80,206
Total noncurrent acquired program rights	160,117	120,460
Produced program rights – Feature Films:
Released, net of amortization	2,099	1,373
Completed and not released	1,213	-
In production	1,532	3,341
Development and pre-production	326	237
Produced program rights – Television Programs:
Released, net of amortization	64,305	71,729
Completed and not released	14,650	13,491
In production	23,565	16,216
Development and pre-production	3,761	2,008
Total produced program rights	111,451	108,395
Total non-current acquired program rights and produced program rights	$271,568	$228,855

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2011 and December 31, 2010:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
Unrelated customers	$206,161	$221,463
Less allowance for bad debts and credit notes	(16,179)	(13,202)
Related parties	794	884
Less allowance for bad debts and credit notes	(35)	(3)
Total accounts receivable	$190,741	$209,142

At March 31, 2011, CZK 384.9 million (approximately US$ 22.3 million) (December 31, 2010: CZK 676.0 million, approximately US$ 39.1 million), of receivables were pledged as collateral subject to the Secured Revolving Credit Facility, the 2010 Fixed Rate Notes and a factoring agreement.  Of this amount, CZK 294.6 million (approximately US$ 17.1 million) (December 31, 2010: CZK 513.2 million, approximately US$ 29.7 million), of receivables in the Czech Republic were pledged as collateral subject to the factoring agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

8.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Current:
Prepaid programming	$48,289	$37,692
Other prepaid expenses	13,673	11,083
Income taxes recoverable	9,540	7,956
Deferred tax	4,934	3,835
Capitalized debt costs	5,616	5,940
VAT recoverable	4,684	7,333
Inventory	2,672	2,351
Restricted cash	303	540
Other	1,181	1,957
Total other current assets	$90,892	$78,687

	March 31, 2011	December 31, 2010
Non-current:
Capitalized debt costs	$25,191	$26,937
Deferred tax	1,809	1,378
Other	3,383	3,450
Total other non-current assets	$30,383	$31,765

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”), and are being amortized over the term of the Senior Notes and Convertible Notes using either the straight-line method, which approximates the effective interest method, or the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land and buildings	$181,882	$166,082
Machinery, fixtures and equipment	224,950	202,447
Other equipment	35,542	32,258
Software licenses	44,372	40,072
Construction in progress	18,624	17,044
Total cost	505,370	457,903
Less: Accumulated depreciation	(241,315)	(207,001)
Total net book value	$264,055	$250,902

Assets held under capital leases (included in the above)
Land and buildings	$4,931	$4,904
Machinery, fixtures and equipment	3,299	2,587
Total cost	8,230	7,491
Less: Accumulated depreciation	(2,249)	(2,113)
Net book value	$5,981	$5,378

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Accounts payable	$40,536	$48,898
Related party accounts payable	3,572	3,335
Programming liabilities	42,201	25,761
Related party programming liabilities	42,675	41,635
Duties and other taxes payable	28,967	17,889
Accrued staff costs	27,701	23,802
Accrued interest payable	16,358	27,162
Income taxes payable	4,059	3,728
Accrued production costs	5,549	3,035
Accrued legal contingencies and professional fees	3,373	3,994
Authors’ rights	9,470	9,534
Other accrued liabilities	20,252	15,285
Total accounts payable and accrued liabilities	$244,713	$224,058

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Current:
Deferred revenue	$43,646	$4,580
Deferred tax	874	672
Derivative liabilties	-	180
Other	386	24
Total other current liabilities	$44,906	$5,456

	March 31, 2011	December 31, 2010
Non-current:
Deferred tax	$88,169	$82,624
Program liabilities	110	60
Related party program liabilities	6,997	9,994
Derivative liabilties	10,586	10,259
Other	599	563
Total other non-current liabilities	$106,461	$103,500

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosure”, establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are:

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. At March 31, 2011, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of the Pro.BG Media EOOD (“Pro.BG”) business in 2010 (see “Call Option” section below), which is carried at fair value using significant level 3 inputs:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 619.4 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 534.0 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on a part of the CZK-denominated cash flows generated by our Czech Republic operations that is approximately equivalent in value to the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”). These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments, and so changes in their fair value are recorded in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet in other non-current liabilities.

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

The fair value of these instruments as at March 31, 2011, was a US$ 9.7 million liability, which represented an increase of US$ 0.5 million from the US$ 9.2 million liability as at December 31, 2010. This was recognized as a derivative loss in the Condensed Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and CSAS, expiring in 2013, to reduce the impact of changing interest rates on our floating rate debt that is denominated in CZK.  The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet in other non-current liabilities.

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

The fair value of the interest rate swap as at March 31, 2011, was a US$ 0.9 million liability, which represented a net decrease of US$ 0.2 million from the US$ 1.1 million liability as at December 31, 2010.  This was recognized as a US$ 0.3 million derivative gain in the Condensed Consolidated Statement of Operations, partially offset by a US$ 0.1 million currency translation adjustment.

Call Option

We issued a call option to Top Tone Media Holdings Limited in connection with the restructuring of the Pro.BG business in 2010. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 19, 2010, the date we acquired the bTV group. The option was allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

Subsequent changes in the fair value of the call option are recorded as a derivative gain or loss in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet in other current liabilities.

The option strike price is the fair value of the underlying as of  April 22, 2011. The fair value of the call option as at March 31, 2011 was US$ nil and the movement from December 31, 2010 was as follows:

Level 3

Balance, December 31, 2010	$180

Gain recorded in earnings	(180)

Ending balance, March 31, 2011	$-

13.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at March 31, 2011 and December 31, 2010. None were issued and outstanding as at March 31, 2011 and December 31, 2010.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2011 and December 31, 2010. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase up to 600,000 and 250,000 shares of Class A common stock to Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu.

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at March 31, 2011.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended March 31,
	2011	2010

Stock-based compensation charged	$1,521	$1,573
Income tax benefit recognized	-	81

A summary of option activity for the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,539,062	$35.44	4.95	$2,189
Exercised	(1,000)	17.52	-	-
Forfeited	(52,875)	38.66	-	-
Outstanding at March 31, 2011	2,485,187	$35.37	4.68	$2,729
Vested or expected to vest	2,390,430	35.74	4.62	2,663
Exercisable at March 31, 2011	1,475,872	$41.62	3.74	$2,145

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.7 million at January 1, 2011.  In the three months ended March 31, 2011 and 2010, tax benefits of US$ nil and US$ 0.2 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ nil and US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending March 31, 2011 and 2010, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2011 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of March 31, 2011. This amount changes based on the fair value of our common stock.  As of March 31, 2011, there was US$ 8.6 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.8 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2011	2010
Net loss from continuing operations attributable to CME Ltd.	$(21,114)	$(38,372)
Net loss from discontinued operations attributable to CME Ltd.	-	(3,922)
Net loss attributable to CME Ltd.	$(21,114)	$(42,294)

Weighted average outstanding shares of common stock (basic and diluted)	64,369	63,537

Net loss per share:
Basic	$(0.33)	$(0.67)
Diluted	$(0.33)	$(0.67)

At March 31, 2011, 2,646,125 (December 31, 2010: 1,827,408) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at March 31, 2011.

16.  INTEREST EXPENSE

Interest expense comprised the following for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010

Interest on Senior Notes	$22,547	$18,824
Interest on Convertible Notes	4,221	4,156
Interest on capital leases and other financing arrangements	993	2,169
	27,761	25,149

Amortization of capitalized debt issuance costs	1,975	1,381
Amortization of issuance discount on Convertible Notes	4,747	4,998
Loss on extinguishment of debt (1)	21,556	-
	28,278	6,379
Total interest expense	$56,039	$31,528

(1) See Note 5 “Long-Term Debt and Other Financing Arrangements” for detail of the loss on extinguishment of debt.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17.  SEGMENT DATA

We manage our business on a divisional basis, with three operating segments: Broadcast, Media Pro Entertainment and New Media.  The business segments reflect how CME Ltd.’s operations are managed by segment managers, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.  Supplemental geographic information on the performance of our Broadcast segment is provided due to the significance of our broadcast operations to CME Ltd. Management believes this information is useful to users of the financial statements.

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

We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes program rights amortization costs, is determined as operating income/(loss) before depreciation and amortization of intangible assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain unusual or infrequent items (e.g., impairments of assets or investments).

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

Below are tables showing our Net Revenues and OIBDA by segment for the three months ended March 31, 2011 and 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
Net Revenues	2011	2010
Broadcast:
Bulgaria	$19,337	$940
Croatia	12,511	11,725
Czech Republic	57,706	54,300
Romania	34,354	36,547
Slovak Republic	19,090	18,090
Slovenia	14,519	13,823
Total Broadcast	157,517	135,425
Media Pro Entertainment	40,179	28,043
New Media	2,621	2,021
Intersegment revenues (1)	(27,545)	(21,848)
Total Net Revenues	$172,772	$143,641

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

	For the Three Months Ended March 31,
OIBDA	2011	2010
Broadcast:
Bulgaria	$162	$(9,070)
Croatia	(332)	881
Czech Republic	22,668	22,184
Romania	3,449	4,529
Slovak Republic	(2,506)	(3,305)
Slovenia	3,214	3,084
Divisional operating costs	(507)	(486)
Total Broadcast	26,148	17,817
Media Pro Entertainment	724	(2,033)
New Media	(1,601)	(3,384)
Central	(9,846)	(10,812)
Elimination	(1,179)	(747)
Total OIBDA	$14,246	$841

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reconciliation to Condensed Consolidated Statement of Operations:
Total OIBDA	$14,246	$841
Depreciation of property, plant and equipment	(14,284)	(14,825)
Amortization of intangible assets	(7,627)	(5,149)
Operating loss	(7,665)	(19,133)
Interest expense, net	(54,911)	(30,875)
Foreign currency exchange gain, net	43,265	9,557
Change in fair value of derivatives	(40)	(3,656)
Other income	(712)	(270)
(Provision) / credit for income taxes	(932)	2,391
Loss from continuing operations	$(20,995)	$(41,986)

We do not rely on any single major customer or group of major customers.

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At March 31, 2011, we had total commitments of US$ 415.7 million (December 31, 2010: US$ 420.1 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$415,666	$140,682	$238,713	$36,271	$-

b) Operating Lease Commitments

For the three months ended March 31, 2011 and 2010, we incurred aggregate rent on all facilities of US$ 2.9 million and US$ 1.6 million, respectively.  Future minimum operating lease payments at March 31, 2011 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2011
2011	$6,837
2012	6,150
2013	3,802
2014	3,164
2015	2,125
2016 and thereafter	12,802
Total	$34,880

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 17.4 million) with CSAS. This facility is secured by a pledge of receivables under the factoring agreement with FCS. As at March 31, 2011, there were no drawings under this facility.

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

d) Purchase Agreement

In March 2011, we entered into a purchase agreement with an affiliate of Bancroft Private Equity, LLP (“Bancroft”), to acquire 100.0% of the shares of Bontonfilm a.s. (“Bontonfilm”) from Bancroft and minority shareholders.  Bontonfilm is a film, home entertainment, digital and television rights distribution company with operations in the Czech Republic and the Slovak Republic and a leading market position in each country. Closing of the transaction, which is subject to the approval of the Antimonopoly Office of the Czech Republic and other customary closing conditions, is expected to occur in the second quarter of 2011.

The purchase price is on a debt-free basis and consists of initial cash consideration of US$ 11.0 million to be paid at closing, subject to a minimum cash balance of CZK 36.0 million (approximately US$ 2.1 million) remaining in Bontonfilm.  Additional cash consideration currently estimated at a maximum of US$ 1.5 million may be payable to the sellers in December 2011, depending on the OIBDA achieved by Bontonfilm for 2010, the amount of cash and working capital in the business at closing and the satisfaction of certain other indemnification obligations.

Contingencies

a) Litigation

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, two of which are described below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

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

On March 3, 2009 we assigned our claim in the bankruptcy proceedings of Lehman Holdings and Lehman OTC to an unrelated third party for cash consideration of US$ 3.4 million, or 17.0% of the claim value. Under the terms of the agreement, in certain circumstances, including if our claim is subsequently disallowed or adjusted by the bankruptcy court, the counterparty would be able to recoup the corresponding portion of the purchase price from us. Likewise, if the amount of recovery exceeds the amount of our claim, we may receive a portion of that recovery from the claim purchaser.

On March 14, 2011, Lehman Brothers filed an objection to our bankruptcy claim, contending that our claim is worth US $14.7 million. On April 12, 2011, a response was filed with the bankruptcy court reasserting our claim of US$ 19.9 million.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

19. RELATED PARTY TRANSACTIONS

Overview

There is a limited local market for many specialty broadcasting and production services in the countries in which we operate; many of these services are provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees.  Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  We continue to review all of these arrangements.

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 4.6% of our outstanding shares of Class A common stock; and Time Warner Inc. (“Time Warner”), beneficial owners of approximately 34.4% of our outstanding shares of Class A common stock and Class B common stock.

Related Party Transactions

Adrian Sarbu

	Three months ended March 31, 2011	Three months ended March 31, 2010
Purchases of programming and services	$1,157	$1,292
Sales	176	333

	As at March 31, 2011	As at December 31, 2010
Accounts payable	$704	$896
Accounts receivable	548	583

In addition, on January 31, 2011, we completed the acquisition of 100.0% of Pro Digital s.r.l. (“Pro Digital”), a company controlled by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition) (see Note 3, “Acquisitions”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Time Warner

	Three months ended March 31, 2011	Three months ended March 31, 2010
Purchases of programming	$4,605	$2,285
Sales	20	-

	As at March 31, 2011	As at December 31, 2010
Accounts payable	$49,716	$50,490
Accounts receivable	171	46

20. INDENTURE CONVENANTS

Under the terms of the indentures governing the Floating Rate Notes, the 2009 Fixed Rate Notes, the 2010 Fixed Rate Notes and the 2011 Convertible Notes (the “2007 Indenture”, the “2009 Indenture”, the “2010 Indenture” and the “2011 Indenture”, respectively), we are largely restricted from raising debt at the corporate level if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2010 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 and its Restricted Subsidiaries would exceed 2.25 times. Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of March 31, 2011, our Unrestricted Subsidiaries consisted of those subsidiaries that comprise the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, and CME Austria GmbH (formerly CME Ukraine Holding GMBH).

As at March 31, 2011, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 113.7 million) to our Unrestricted Subsidiaries.

There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer cash to our Restricted Subsidiaries. Following the disposal of our former operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary and the total remaining US$ 21.5 million cash balance at March 31, 2011 in the Development Financing Holding Company and CME Austria GmbH remains available to our Restricted Subsidiaries at any time. We intend to maintain sufficient amounts to fund the Pro.BG business in Bulgaria until its full legal integration with the bTV group is complete.

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2007 Indenture, the 2009 Indenture and the 2010 Indenture was as follows:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2011
Net revenues	$171,623	$1,149	$-	$172,772
Depreciation of property, plant and equipment	12,635	782	-	13,417
Amortization of broadcast licenses and other intangibles	7,627	-	-	7,627
Operating loss	(4,116)	(3,549)	-	(7,665)
Net loss attributable to CME Ltd.	$(14,660)	$(6,454)	$-	$(21,114)

Consolidated Balance Sheet:
	As at March 31, 2011
Cash and cash equivalents	$193,751	$23,017	$-	$216,768
Third Party Debt (1)	1,386,332	421	-	$1,386,753
Total assets	3,401,835	30,003	(310,035)	3,121,803
Total CME Ltd. shareholder’s equity	$1,600,417	$(80,209)	$(202,352)	$1,317,856
(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2010
Net revenues	$143,123	$954	$(436)	$143,641
Depreciation of property, plant and equipment	13,220	894	-	14,114
Amortization of broadcast licenses and other intangibles	5,149	-	-	5,149
Operating loss	(9,083)	(10,035)	(15)	(19,133)
Net loss attributable to CME Ltd.	$(26,937)	$(15,342)	$(15)	$(42,294)

Consolidated Balance Sheet:
	As at December 31, 2010
Cash and cash equivalents	$219,789	$24,261	$-	$244,050
Third Party Debt (1)	1,359,330	454	-	1,359,784
Total assets	3,212,077	37,942	(309,469)	2,940,550
Total CME Ltd. shareholder’s equity	$1,493,511	$(36,981)	$(229,651)	$1,226,879

(1) Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd consolidated group.

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

As used herein, the term “Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2009 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2010 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the Floating Rate Notes, 2009 Fixed Rate Notes and 2010 Fixed Rate Notes; the term “2011 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2008 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2008 Convertible Notes and the 2011 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 spol s r.o. with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and CME Ltd. and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

Index

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

II. Overview

CME Ltd. is a vertically integrated media and entertainment company operating broadcasting, content and new media businesses in six Central and Eastern European countries.

The following tables provide a summary of our results for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, (US$ 000's)
	2011	2010	Movement
Net revenues	$172,772	$143,641	20.3%
Cost of revenues	(150,730)	(134,329)	12.2%
Selling, general and administrative expenses	(29,707)	(28,445)	4.4%
Operating loss	(7,665)	(19,133)	59.9%
Net loss	$(20,995)	$(45,908)	54.3%

	For the Three Months Ended March 31, (US$ 000's)
	2011	2010	Movement
Net cash generated from / (used in) continuing operating activities	$30,172	$(25,774)	Nm(1)
Capital expenditures, net	(5,496)	(7,785)	(29.4)%
Free cash flow(2)	$24,676	$(33,559)	Nm(1)

(1) Number is not meaningful.
(2) Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment.

III. Our Business

We manage our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment and New Media.  These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our Broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

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

Index

OIBDA may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 17, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three months ended March 31, 2011 and the three months ended March 31, 2010.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl

Broadcast	$157,517	$135,425	16.3%	13.8%
Media Pro Entertainment	40,179	28,043	43.3%	43.4%
New Media	2,621	2,021	29.7%	26.8%
Intersegment revenues	(27,545)	(21,848)	(26.1)%	(25.1)%
Total Net Revenues	$172,772	$143,641	20.3%	17.9%

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl

Broadcast	$26,148	$17,817	46.8%	33.4%
Media Pro Entertainment	724	(2,033)	135.6%	130.7%
New Media	(1,601)	(3,384)	52.7%	54.2%
Central	(9,846)	(10,812)	8.9%	8.6%
Intersegment elimination	(1,179)	(747)	(57.8)%	(58.7)%
Consolidated OIBDA	$14,246	$841	Nm(1)	Nm(1)

(1) Number is not meaningful.

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

Index

On a constant currency basis, television advertising spending in our markets during the three months ended March 31, 2011 remained flat compared to the same period in 2010, with variances ranging from negative 5% to positive 6% in the first quarter of 2011.  The following table sets out our estimates of television advertising market growth in the countries of our principal Broadcasting operations during the three months ended March 31, 2011.

Country	2011
Bulgaria	(4%)
Croatia	(5%)
Czech Republic	5%
Romania	(4%)
Slovak Republic	2%
Slovenia	6%
Total CME Markets	0%

Source: CME estimates

We are continuing with our actions to maintain our leadership in audience and market shares in all of our broadcast operations, which is our unique competitive advantage and is essential to achieving high operating leverage.  During the first quarter, our channels in the Slovak Republic increased their prime time audience share by 5 points to 40% and those in Croatia increased by 3 points to 33% in addition to increases in market share.  Our channels in Bulgaria maintained a leadership position with a prime time audience share of 51% and market share of 65%. Channels in both Romania and Slovenia had fairly stable audience and market shares.  In the Czech Republic, our prime time audience share of 42% reflects a decision not to increase our programming investments in the first quarter, which is typically the lowest in terms of television advertising spending.  Even without incremental programming investments, we produced over 30% more inventory than the market demanded.  Our market share was impacted because we chose not to discount heavily in the first quarter due to the risk of future price erosion.

The Broadcast segment reported net revenues for the three months ended March 31, 2011 of US$ 157.5 million, compared to US$ 135.4 million in the same period in 2010, an increase of 16%. On a constant currency basis, net revenues for the three months ended March 31, 2011, increased 14% compared to the same period in 2010. The increase in net revenues was primarily due to the acquisition of the bTV group in Bulgaria in the second quarter of 2010, partially offset by the continuing difficult market conditions that we are experiencing in Romania.

Costs charged at arriving at OIBDA increased 12% in the three months ended March 31, 2011, compared to the same period in 2010. On a constant currency basis, costs for the three months ended March 31, 2011 increased 11%, compared to the same period in 2010, primarily due to the acquisition of the bTV group in Bulgaria and new channel launches such as DOMA in Croatia. Excluding the impact of the bTV acquisition and investments in new channels, costs decreased by 3%. We will continue to allocate sufficient investment in programming to protect our audience leadership, while ensuring the optimization of inventory to meet the demands of the markets in which we operate.

Our Broadcast segment generated OIBDA of US$ 26.1 million in the three months ended March 31, 2011, compared to US$ 17.8 million in the corresponding period in 2010, increasing by 47% for the three months ended March 30, 2011. On a constant currency basis, OIBDA increased 33% for the three months ended March 31, 2011 compared to the same period in 2010.

Index

In 2011, we currently expect nominal GDP growth to increase in all our territories and we anticipate that local currency television advertising spending in our operating territories in the first half, on average, will remain flat.  In the second half of 2011, we expect that all of our markets will return to growth as a result of higher private consumption with an overall average low-single digit growth in the local currency television advertising spending in our operating territories for the full year.

We are confident that, in aggregate, we can maintain or increase our audience and market leadership and strengthen our brands which we believe is essential to the value of our operations, while continuing to optimize our costs. We are targeting full year costs to be flat, excluding the impact of acquisitions and investments in new channels.  Following the recovery in our markets, we believe that we will be able to take advantage of the increased television advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment comprises Fiction and Reality and Entertainment Production, Production Services and Distribution and Exhibition.

During the three months ended March 31, 2011, we delivered 271 hours of fiction programming to our Broadcast operations, compared to 216 hours in the same period in 2010. The majority of this programming were telenovellas and soap opera shows including ‘The Street’ in the Czech Republic, ‘Love and Honor’ in Romania, and ‘Best Years’ in Croatia, but also included drama series, such as ‘Rose Garden Clinic’ and ‘CSI Andel’ in the Czech Republic, and comedy series and sitcom projects across all of our countries. We delivered a total of 317 hours of reality and entertainment programming to our Broadcast operations in the three months ended March 31, 2011, compared to 356 hours in the same period in 2010, with shows such as ‘Got Talent’ in Slovenia and Romania, ‘CS Superstar II’ in the Czech and Slovak Republics, ‘Minute to Win It’ in Slovenia and ‘Masterchef’ in Croatia.  The hours delivered by our fiction and reality and entertainment operations reflects the demand from our Broadcast operations.

Our Distribution and Exhibition business licensed 281 hours of original MPE fiction content to third parties worldwide and licensed 71 titles from independent producers to CME broadcasters and third parties. Our home video distribution unit achieved a 62% market share in Romania.

The Media Pro Entertainment segment reported net revenues for the three months ended March 31, 2011 of US$ 40.2 million, compared to US$ 28.0 million in the same period in 2010, an increase of 43%. On a constant currency basis, net revenues also increased by 43% for the three months ended March 31, 2011 compared to the same period in 2010.

We generated approximately US$ 12.8 million (32% of the total) of our revenues from third parties during the three months ended March 31, 2011, compared to US$ 6.5 million (23% of the total) during the three months ended March 31, 2010.

The Media Pro Entertainment segment reported positive OIBDA of $0.7 million in the three months ended March 31, 2011, compared to an OIBDA loss of $(2.0) million in the corresponding period of 2010, increasing by 136%. On a constant currency basis, OIBDA increased 131% for the three months ended March 31, 2011 compared to the same period in 2010.

Our ability to develop, produce and distribute our content will present us with significant opportunities in a future that will increasingly place a heavy premium on content in an environment of competing distribution channels. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important.

Index

The fragmentation of distribution platforms will present new possibilities for content producers to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional, linear, broadcasts to new sources of revenues such as subscription TV windows, video-on-demand, direct downloads, international sales, and home video exploitation.

MPE is well positioned to exploit these opportunities. We have created a fully integrated production business that leverages creative talent across all of our countries and allows us to develop, produce and distribute content to maximize revenues and enable us to maintain a high output of quality content.  We have a distribution operation in Hungary and are the market leaders in Romania, both of which will soon be augmented with leading distribution businesses in the Czech and Slovak Republics when we finalize the Bontonfilm acquisition. We aim to be the market-leading producer, content aggregator and distributor throughout the Central and Eastern European region.

New Media

Our New Media segment comprises an internet business in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations. We currently own and operate over sixty websites across our markets, and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms.

The following table sets out our estimates of internet advertising market growth in our countries during the three months ended March 31, 2011.

Country	2011
Bulgaria	23%
Croatia	14%
Czech Republic	9%
Romania	20%
Slovak Republic	21%
Slovenia	21%
Total CME Markets	13%

Source: CME estimates

During the three months ended March 31, 2011, we focused on strengthening the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent audience growth of monthly and daily visitors in order to increase the advertising revenues and to outperform the local internet market growth. During the first quarter, we increased the number of average daily non-duplicated unique visitors by 32% year-on-year.

In addition to improving our performance with our current portfolio of websites, we are in the process of launching Voyo across all our territories.  Voyo is an internet-based content aggregator and distribution platform that offers both free and paid content in multiple distribution windows to consumers. We believe that Voyo will greatly enhance our New Media segment since it is the core platform from which to deliver our content and provide us with the opportunity to monetize our audience further by introducing an additional revenue stream generated from paid content.

Our New Media segment reported net revenues for the three months ended March 31, 2011 of US$ 2.6 million, compared to US$ 2.0 million in the same period in 2010, an increase of 30%. On a constant currency basis, net revenues for the three months ended March 31, 2011 increased by 27% compared to the same period in 2010. We reported OIBDA losses for the three months ended March 31, 2011 of US$ 1.6 million, compared to US$ 3.4 million in the same period in 2010, a decrease of 53%. On a constant currency basis, OIBDA losses for the three months ended March 31, 2011 decreased by 54% for the three months ended March 31, 2011 compared to the same period in 2010.

Index

We are confident that our actions driving the current audience and advertising revenue growth in the first quarter will ensure that we will continue to outperform the internet advertising market growth in our markets in 2011. Furthermore, we will accelerate our rollout of Voyo in each of our territories and we believe that this content aggregator and distribution platform will be a key factor in building the paid content market in our territories.

Recent Developments

•
On January 31, 2011, we completed the acquisition of 100% of Pro Digital s.r.l. (“Pro Digital”), on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million).  Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts on its PRO TV CHISINAU channel are comprised primarily of rebroadcasts of our PRO TV channel in Romania.

•
On February 18, 2011, we completed privately negotiated exchanges of US$ 206.3 million aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million aggregate principal amount of 2011 Convertible Notes.

•
In March 2011, we entered into an agreement to acquire Bontonfilm a.s. (“Bontonfilm”), a film, home entertainment, digital and television rights distribution company with operations in the Czech Republic and the Slovak Republic. Closing of the transaction, which is subject to the approval of the Antimonopoly Office of the Czech Republic and other customary closing conditions, is expected to occur in the second quarter of 2011.

•
In March 2011, we repurchased approximately EUR 17.0 million (approximately US$ 24.0 million at the dates of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes purchased at an average price of 109.5% of par, plus accrued and unpaid interest.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$19,337	$940	Nm(1)	Nm(1)
Croatia	12,511	11,725	6.7%	8.0%
Czech Republic	57,706	54,300	6.3%	(0.6)%
Romania	34,354	36,547	(6.0)%	(4.2)%
Slovak Republic	19,090	18,090	5.5%	4.9%
Slovenia	14,519	13,823	5.0%	4.7%
Total Broadcast	157,517	135,425	16.3%	13.8%
Media Pro Entertainment	40,179	28,043	43.3%	43.4%
New Media	2,621	2,021	29.7%	26.8%
Elimination	(27,545)	(21,848)	(26.1)%	(25.1)%
Total Net Revenues	$172,772	$143,641	20.3%	17.9%

(1) Number not meaningful.

Our net revenues for the three months ended March 31, 2011 increased by US$ 29.1 million, or 20%, compared to the same period in 2010. On a constant currency basis, our net revenues for the three months ended March 31, 2011 increased by 18%, compared to the same period in 2010, primarily due to the acquisition of the bTV group in Bulgaria in April 2010.

Our Broadcast segment reported revenues of US$ 157.5 million in the three months ended March 31, 2011, representing an increase of 16% compared to the same period in 2010. On a constant currency basis, we experienced an increase in revenues for the three months ended March 31, 2011 of 14%, compared to the same period in 2010. The demand for television advertising in our markets is showing signs of recovery compared to the same period in 2010. On a constant currency basis, the increase in revenues is mainly attributed to a 5% increase in revenues in Slovenia, which experienced a 6% increase in the television advertising market, and a 8% increase in revenues in Croatia, despite a 5% decline in the local television advertising market, in the three months ended March 31, 2011, as well as the addition of the bTV group in Bulgaria.

Our Media Pro Entertainment segment reported revenues of US$ 40.2 million in the three months ended March 31, 2011, representing an increase of 43% compared to the same period in 2010. Revenues also increased by 43% on a constant currency basis in the three months ended March 31, 2011, compared to the same period in 2010, reflecting an increase in the number of production hours delivered.

Our New Media segment reported revenues of US$ 2.6 million in the three months ended March 31, 2011, representing an increase of 30% compared to the same period in 2010. On a constant currency basis, revenues increased by 27% in the three months ended March 31, 2011 compared to the same period in 2010, mainly due to expansion of our portfolio of websites and growth of the number of unique visitors and video downloads.

Index

IV (b) Cost of Revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl

Operating costs	$33,655	$27,280	23.4%	22.3%
Cost of programming	96,031	87,786	9.4%	8.9%
Depreciation of property, plant and equipment	13,417	14,114	(4.9)%	(5.7)%
Amortization of broadcast licenses and other intangibles	7,627	5,149	48.1%	43.6%
Total Cost of Revenues	$150,730	$134,329	12.2%	11.5%

Our total cost of revenues for the three months ended March 31, 2011 increased by US$ 16.4 million, compared to the same period in 2010. The increase in the three months ended March 31, 2011 is primarily due to our acquisition of the bTV group in Bulgaria in April 2010.

	OPERATING COSTS
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$4,131	$1,324	212.0%	212.2%
Croatia	2,555	2,344	9.0%	11.2%
Czech Republic	8,854	7,384	19.9%	13.5%
Romania	5,630	5,655	(0.4)%	2.1%
Slovak Republic	5,715	4,159	37.4%	37.9%
Slovenia	2,773	2,619	5.9%	6.2%
Total Broadcast	29,658	23,485	26.3%	25.2%
Media Pro Entertainment	2,946	2,589	13.8%	14.4%
New Media	1,051	1,206	(12.9)%	(15.9)%
Total Operating Costs	$33,655	$27,280	23.4%	22.3%

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three months ended March 31, 2011 increased by US$ 6.4 million compared to the same period in 2010. The increase in the three months ended March 31, 2011 is primarily due to our acquisition of the bTV group in Bulgaria in April 2010. On a constant currency basis, operating costs increased by 22% for the three months ended March 31, 2011 compared to the same period in 2010. We limited comparable year-on-year cost increases in constant currency terms through a combination of salary constraints and the deferral of certain expenditures.

Index

	COST OF PROGRAMMING
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$12,037	$7,579	58.8%	56.1%
Croatia	8,751	7,268	20.4%	23.1%
Czech Republic	21,885	20,687	5.8%	0.2%
Romania	22,264	23,192	(4.0)%	(1.8)%
Slovak Republic	13,671	14,798	(7.6)%	(7.4)%
Slovenia	7,496	7,502	(0.1)%	0.1%
Total Broadcast	86,104	81,026	6.3%	5.5%
Media Pro Entertainment	34,300	24,886	37.8%	31.7%
New Media	1,993	2,975	(33.0)%	(34.7)%
Elimination	(26,366)	(21,101)	(25.0)%	(17.2)%
Total Cost of Programming	$96,031	$87,786	9.4%	8.9%

Cost of programming:  Programming costs (including production costs and amortization of programming rights) for the three months ended March 31, 2011 increased by US$ 8.2 million, or 9%, compared to the same period in 2010. On a constant currency basis, programming costs also increased 9% compared to the three months ended March 31, 2010, reflecting the acquisition of the bTV group in April 2010 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three months ended March 31, 2011 decreased by US$ 0.7 million, or 5%, compared to the same period in 2010.  On a constant currency basis, depreciation decreased by 6% for the three months ended March 31, 2011 compared to the same period in 2010, reflecting reduced capital expenditures.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three months ended March 31, 2011 increased by US$ 2.5 million, or 48%, compared to the same period in 2010, reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010.  On a constant currency basis, amortization of broadcast licenses and other intangibles for the three months ended March 31, 2011 increased 44%, reflecting the impact of this acquisition.

Index

IV (c) Selling, General and Administrative Expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$3,007	$1,150	161.5%	163.5%
Croatia	1,537	1,284	19.7%	22.6%
Czech Republic	4,300	4,233	1.6%	(4.6)%
Romania	3,011	3,171	(5.0)%	(1.3)%
Slovak Republic	2,210	2,505	(11.8)%	(12.0)%
Slovenia	1,035	632	63.8%	66.1%
Divisional operating costs	507	486	4.4%	0.3%
Total Broadcast	15,607	13,461	15.9%	14.8%
Media Pro Entertainment	2,958	2,805	5.4%	4.3%
New Media	1,178	1,224	(3.8)%	(6.5)%
Central	9,964	10,955	(9.0)%	(8.8)%
Total Selling, General and Administrative Expenses	$29,707	$28,445	4.4%	3.8%

Selling, general and administrative expenses for the three months ended March 31, 2011 increased by US$ 1.3 million, or 4%, compared to the same period in 2010. Selling, general and administrative expenses include the operations of the bTV group from the date of acquisition in April 2010.

Central costs for the three months ended March 31, 2011 decreased by US$ 1.0 million, or 9%, compared to the same period in 2010, reflecting a decrease in professional consultancy and business development expenses, partially offset by higher staff related costs.

Central costs for the three months ended March 31, 2011 and 2010 include charges of US$ 1.5 million and US$ 1.6 million, respectively, in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

IV (e) Operating loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Operating Loss
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl

Operating loss	$(7,665)	$(19,133)	59.9%	56.5%

Operating loss for the three months ended March 31, 2011 decreased by US$ 11.5 million compared to the same period in 2010.

Operating margin for the three months ended March 31, 2011 was (4.4)% compared to (13.3)% to the same period in 2010.

Index

IV (f) Other income / (expense) items for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Other Income / (Expense)
	For the Three Months Ended March 31, (US$ 000's)
	2011	2010	% Act

Interest income	$1,128	$653	72.7%
Interest expense	(56,039)	(31,528)	77.7%
Foreign currency exchange gain, net	43,265	9,557	Nm(1)
Change in fair value of derivatives	(40)	(3,656)	98.9%
Other income	(712)	(270)	163.7%
(Provision) / Credit for income taxes	(932)	2,391	(139.0)%
Discontinued operations, net of tax	-	(3,922)	100%
Noncontrolling interest in (income) / loss of consolidated subsidiaries	(119)	3,614	(103.3)%
Currency translation adjustment, net	108,395	(30,333)	Nm(1)

(1) Number is not meaningful.

Interest income for the three months ended March 31, 2011 increased by US$ 0.5 million compared to the three months ended March 31, 2010, primarily as a result of an increase in interest rates and maintaining a higher average cash balance.

Interest expense for the three months ended March 31, 2011 increased by US$ 24.5 million compared to the same period in 2010, primarily as a result of US$ 21.6 million in losses on the repurchase and refinancing of debt.

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

During the three months ended March 31, 2011, we recognized a net gain of US$ 43.3 million comprised of transaction gains of US$ 78.9 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 40.7 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2011 and March 31, 2011 and transaction gains of US$ 5.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the three months ended March 31, 2010, we recognized a net gain of US$ 9.6 million comprising: transaction losses of US$ 37.2 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 54.7 million on the Senior Notes due to the strengthening of the dollar against the Euro between January 1, 2010 and March 31, 2010 and transaction losses of US$ 7.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the three months ended March 31, 2011, we recognized a gain of US$ 0.3 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010, and a gain of US$ 0.2 million as a result of the change in fair value of the call option settled in April 2010. We also recognized a loss of US$ 0.5 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 compared to a total derivative loss of US$ 3.7 million for the three months ended March 31, 2010 (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Index

Provision for income taxes:  The provision for income taxes for the three months ended March 31, 2011 was a net charge of US$ 0.9 million which reflects losses in respect of which we have set-up valuation allowances.  The net credit for income taxes for the three months ended March 31, 2010 was US$ 2.4 million.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

Discontinued operations, net of tax:  In April 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder. The results of the Ukraine operations have therefore been treated as discontinued operations in 2010.

Noncontrolling interest in (income) / loss of consolidated subsidiaries:  For the three months ended March 31, 2011, we recognized income of US$ 0.1 million in respect of the noncontrolling interest in consolidated subsidiaries, compared to a loss of US$ 3.6 million for the three months ended March 31, 2010, primarily reflecting income generated by the bTV group.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar depreciated against the majority of the functional currencies of our operations during the three months ended March 31, 2011. In the three months ended March 31, 2011, we recognized a gain of US$ 108.4 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 30.3 million in the three months ended March 31, 2010.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and March 31 in 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Bulgarian Lev	(7)%	6%
Croatian Kuna	(6)%	6%
Czech Koruna	(9)%	3%
Euro	(6)%	7%
New Romanian Lei	(11)%	4%

While the dollar depreciated against the functional currencies of our operations during the three months ended March 31, 2011, it was generally stronger than it was during the three months ended March 31, 2010.  The following table shows the change in the average exchange rate during the period, from the first quarter of 2010 to the first quarter of 2011.

Change in Average Rates

Bulgarian Lev	1%
Croatian Kuna	3%
Czech Koruna	(5)%
Euro	1%
New Romanian Lei	4%

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

IV (h) Condensed consolidated balance sheet as at March 31, 2011 compared to December 31, 2010

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2011	December 31, 2010	Movement

Current assets	$595,625	$612,085	(2.7)%
Non-current assets	2,526,178	2,328,465	8.5%
Current liabilities	302,220	243,076	24.3%
Non-current liabilities	1,480,613	1,449,722	2.1%
CME Ltd. shareholders’ equity	1,317,856	1,226,879	7.4%
Noncontrolling interests in consolidated subsidiaries	21,114	20,873	1.2%

Current assets:  Current assets at March 31, 2011 decreased US$ 16.5 million compared to December 31, 2010, primarily as a result of the net decrease in cash and cash equivalents.

Non-current assets:  Non-current assets at March 31, 2011 increased US$ 197.7 million compared to December 31, 2010, primarily due to currency translation adjustments due to the overall weakening of the US dollar during the period.

Current liabilities:  Current liabilities at March 31, 2011 increased US$ 59.1 million compared to December 31, 2010, primarily as a result of an increase in advance payments received from customers related to a sales incentive program, as well as currency translation adjustments.

Non-current liabilities:  Non-current liabilities at March 31, 2011 increased US$ 30.9 million compared to December 31, 2010, as a result of a US$ 40.7 million increase in the carrying value of our Senior Notes resulting from movement in the spot rate between January 1, 2011 and March 31, 2011 and a US$ 4.0 million increase in the carrying value of our Convertible Notes as a result of the accretion of the debt issuance discount. These increases were partially offset by a US$ 24.0 million decrease in the carrying value of our Senior Notes as a result of repurchases during March 2011 (see Item 2, V (d) “Cash Outlook”, and Item 1, Note 5 “Long-Term Debt and Other Financing Arrangements”).  The remaining net increase was due primarily to currency translation adjustments as a result of the dollar weakening against the Czech Koruna.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased US$ 91.0 million compared to December 31, 2010.  We recognized an increase in other comprehensive income of US$ 107.9 million due to the overall impact of the weakening dollar on our foreign currency denominated assets and an increase of US$ 9.4 million in additional paid-in capital for the equity component of the 2011 Convertible Notes.  The increase in CME Ltd. shareholders’ equity was partially offset by net loss of US$ 21.1 million for the three months ended March 31, 2011, and a decrease in additional paid-in capital of US$ 6.7 million for the reacquisition of the equity component of the 2008 Convertible Notes.  We recognized a stock-based compensation charge of US$ 1.5 million in the three months ended March 31, 2011.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at March 31, 2011 increased US$ 0.2 million compared to December 31, 2010, primarily due to earnings of the noncontrolling interests and currency translation adjustments, partially offset by dividends paid to the minority shareholder.

Index

V. Liquidity and Capital Resources

V (a) Summary of cash flows

Cash and cash equivalents decreased by US$ 27.3 million during the three months ended March 31, 2011.  The change in cash and cash equivalents is summarized as follows:

For the Three Months Ended March 31, (US$ 000's)
	2011	2010
Net cash generated from / (used in) continuing operating activities	$30,172	$(25,774)
Net cash used in continuing investing activities	(6,393)	(7,927)
Net cash (used in) / received from continuing financing activities	(57,207)	66,580
Net cash used in discontinued operations – operating activities	-	(5,692)
Net cash used in discontinued operations – investing activities	-	(201)
Impact of exchange rate fluctuations on cash	6,146	(9,565)
Net (decrease) / increase in cash and cash equivalents	$(27,282)	$17,421

Operating Activities

Cash generated from continuing operations in the three months ended March 31, 2011, compared to March 31, 2010, increased from an outflow of US$ 25.8 million to an inflow of US$ 30.2 million, primarily reflecting the reduced operating loss and advance payments received from customers as a result of a sales incentive program.  We continued to generate positive cash flow in our Broadcast and New Media operations in the Czech Republic, Romania and Slovenia, which was partially offset by the negative cash flows of our Broadcast and New Media operations in Bulgaria, Croatia, and the Slovak Republic. We also paid interest of US$ 38.8 million on our Senior Notes and Convertible Notes in the three months ended March 31, 2011 compared to US$ 42.7 million in the three months ended March 31, 2010.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2011, compared to March 31, 2010, decreased from US$ 7.9 million to US$ 6.4 million. Our investing cash flows in the three months ended March 31, 2011 primarily comprised US$ 5.6 million relating to capital expenditures. Our investing cash flows in the three months ended March 31, 2010 primarily comprised capital expenditures of US$ 7.8 million.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2011 was US$ 57.2 million compared to cash received of US$ 66.6 million in the three months ended March 31, 2010.  The amount of net cash used in the three months ended March 31, 2011 reflects cash paid in connection with the exchange of 2008 Convertible Notes and the repurchase of the 2009 Fixed Rate Notes.  The amount of cash received in the three months ended March 31, 2010 primarily reflected the net cash provided by credit facilities.

Discontinued Operations

Our former Ukraine operations, which were sold in April 2010, incurred an operating cash outflow of US$ 5.7 million and used US$ 0.2 million of cash in investing activities in the three months ended March 31, 2010.

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

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2011 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,438,744	$11,493	$233,948	$417,000	$776,303
Long-Term Debt – interest (1)	580,926	98,514	209,917	188,825	83,670
Unconditional Purchase Obligations	419,692	142,512	239,811	37,369	-
Operating Leases	34,880	6,837	9,952	5,289	12,802
Capital Lease Obligations	5,163	1,265	1,510	794	1,594
Other Long-Term Obligations	60,368	8,429	27,127	16,541	8,271
Total Contractual Obligations	$2,539,773	$269,050	$722,265	$665,818	$882,640

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at March 31, 2011.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At March 31, 2011, we had commitments in respect of future programming of US$ 415.7 million. This includes contracts signed with license periods starting after March 31, 2011.

Other Long-term Obligations

Other long-term obligations include US$ 49.8 million of digital transmission commitments, US $0.9 million related to an interset rate swap and US$ 9.7 million related to currency swaps (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).  This table does not include amounts payable upon closing of the acquisition of Bontonfilm a.s. (see Item 1, Note 18, “Commitments and Contingencies”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

Index

V (d) Cash Outlook

Since 2005, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, the launch of new channels, the acquisition of non-controlling interests in our existing channels and other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. However, we still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at March 31, 2011, we had US$ 328.0 million available in cash and credit facilities, including uncommitted overdraft facilities.

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of any economic recovery in our markets. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans, limiting the amount of cash spent on our Unrestricted Subsidiaries and increasing our cash resources through additional debt facilities, refinancing of existing credit facilities and the issuance of equity.

Improving our liquidity position and extending the maturity of our debt

As of March 31, 2011, the principal amount of our Senior Notes and Convertible Notes together represented 97.9% of the total principal amount of our total debt outstanding.  None of this debt matures before March 2013.

During the three months ended March 31, 2011 we completed privately negotiated exchanges of US$ 206.3 million aggregate principal amount of our 2008 Convertible Notes for US$ 206.3 million aggregate principal amount of 2011 Convertible Notes, which improved our maturity profile, and repurchased EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes (see Part 1, Note 5, “Long-Term Debt and Other Financing Arrangements”).  We intend to continue to opportunistically repurchase our indebtedness should such opportunities appear attractive to us.

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of March 31, 2011, our Coverage Ratio was 1.2 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 355.2 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 256.1 million of this amount for borrowings mainly in the Czech Republic and Romania. This leaves approximately US$ 99.1 million of additional borrowing capacity available to us at March 31, 2011, including the five-year CZK 1.5 billion (approximately US$ 86.8 million) Secured Revolving Credit Facility, which was undrawn as of March 31, 2011.  Under this facility, CET 21 is subject to maintenance covenants.  Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

Credit ratings and future debt issuances

Our corporate credit is currently rated as B by S&P and B3 by Moody’s with stable outlooks. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $100.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.  The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and we believe that we can still access the debt capital markets in order to refinance any combination of our existing debt.

Index

The ratings for our outstanding debt instruments and our corporate credit are as follows as of April 14, 2011:

	Floating Risk Notes	2009 Fixed Rate Notes and 2008 Convertible Notes	2010 Fixed Rate Notes	Corporate	Outlook
S&P	B-	B-	B	B	stable
Moody’s	Caa1	N/A	Ba3	B3	stable

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 10.8 times at March 31, 2011 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (excluding stock based compensation and our former Ukraine operations and including, on a pro forma basis, twelve-months of operations of the bTV group) (“pro forma OIBDA”). As of March 31, 2011, our total gross debt of US$ 1,453.9 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 134.8 million and the ratio of total debt less cash to pro forma OIBDA was 9.2 at March 31, 2011.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As of March 31, 2011, our Unrestricted Subsidiaries consist of those subsidiaries that comprise the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funds these operations, and CME Austria GmbH (formerly CME Ukraine Holding GmbH).

Because our coverage ratio at March 31, 2010 was below 2.0 times, under the covenants in the indentures governing the Senior Notes, we are restricted from making payments or investments from our Restricted Subsidiaries totaling more than EUR 80.0 million (approximately US$ 113.7 million) to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries if our Coverage Ratio is below 2.0 times.

Following the disposal of our operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary.  The funding needs of our Unrestricted Subsidiaries have been further reduced substantially as a result of our acquisition of the bTV group.  We expect that the total cash balance remaining in the Development Financing Holding Company and CME Austria GmbH (US$ 18.3 million at March 31, 2011) is significantly more than will be required by the Pro.BG business in Bulgaria for the period up to when its full legal integration with the bTV group is complete. Our indentures governing the Senior Notes do not prohibit the transfer of funds from Unrestricted Subsidiaries to Restricted Subsidiaries.

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

Index

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit and CSAS expiring in 2013 to reduce the impact of changing interest rates on our floating rate debt (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”). This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default that gave us the right to early termination of capped call options we had purchased from Lehman Brothers to increase the effective conversion price of our 2008 Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.  On March 14, 2011, Lehman Brothers filed an objection to our bankruptcy claim, contending that our claim is worth US $14.7 million. On April 12, 2011, a response was filed with the bankruptcy court reasserting our claim of US$ 19.9 million.

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

V (e) Off-Balance Sheet Arrangements

None.

Index

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Foreign Currency Exchange Risk Management

Although our functional currency is the dollar, we conduct business in a number of foreign currencies, and our Senior Notes are denominated in Euros.  As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.

We have entered into currency swap agreements with two counterparties to reduce our exposure to movements in certain foreign exchange rates (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Interest Rate Risk Management

We are party to an interest rate swap agreement intended to reduce our exposure to interest rate movements (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

As of March 31, 2011, approximately 15% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at March 31, 2011

Expected Maturity Dates	2011	2012	2013	2014	2015	Thereafter

Total debt in Euro (000's)
Fixed rate	-	-	-	-	-	544,600
Average interest rate (%)	-	-	-	-	-	10.81%
Variable rate	-	-	-	148,000	-	-
Average interest rate (%)	-	-	-	2.90%	-	-

Total debt in US$ (000's)
Fixed rate	-	-	233,948	-	206,252	-
Average interest rate (%)	-	-	3.50%	-	5.00%	-

Variable Interest Rate Sensitivity as at March 31, 2011

			Yearly interest charge if interest rates increase by(US$ 000s):
Value of Debt as at March 31, 2011 (US$ 000's)	Interest Rate as at March 31, 2011	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%

US$ 210.3 million (EUR 148.0 million)	2.90%	$6,097	$8,200	$10,303	$12,405	$14,508	16,610

Index

Item 4.  Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q  is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that the disclosure controls and procedures are effective as of that date.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, one of which is described below, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material adverse effect on our business or operations.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system in 2009 and 2010 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in several of our operating countries has reached the bottom, any recovery in these countries could be uneven or slow to gain momentum and there are indications that any economic recovery in our markets will generally lag behind Western Europe.  We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery in our markets will continue to adversely affect our financial position, results of operations and cash flows.

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

The availability of credit and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures governing our Senior Notes and the agreement governing the Secured Revolving Credit Facility. Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing indebtedness and we may not be able to obtain favorable refinancing terms.

We face the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. CET 21 has a CZK 300.0 million (approximately US$ 17.4 million) factoring facility, which is available until June 30, 2011 (such facility was undrawn as at March 31, 2011), and approximately US$ 234.0 million aggregate principal amount of the 2008 Convertible Notes mature in 2013. If we are unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Following a downgrade on March 1, 2011, our corporate credit is currently rated as B3 and the Floating Rate Notes are rated Caa1 by Moody’s Investors Services. In addition, Moody’s Investors Services has rated our 2010 Fixed Rate Notes as Ba3. The Floating Rate Notes, 2009 Fixed Rate Notes and the 2008 Convertible Notes are rated B- and our corporate credit and the 2010 Fixed Rate Notes are rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded further. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

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

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros. The Secured Revolving Credit Facility, when drawn, will be denominated in Czech koruna. Although we have entered into currency swap agreements to reduce our exposure to movements in foreign exchange rates relating to interest payments on the Senior Notes (see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cash Outlook” and Part I, Item 1, Note 12, “Financial Instruments and Fair Value Measurements”), we have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes and we do not intend to hedge the foreign exchange exposure on the outstanding amounts due under the Secured Revolving Credit Facility. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or, when drawn, the Secured Revolving Credit Facility, into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

A default under our obligations under the Senior Notes, the Convertible Notes or, when drawn, the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the indentures governing the Senior Notes and the Convertible Notes and the Secured Revolving Credit Facility agreement, we have pledged shares in Central European Media Enterprises N.V. and CME Media Enterprises B.V., which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the indenture governing the 2010 Fixed Rate Notes and the Secured Revolving Credit Facility agreement, we have pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures or the Secured Revolving Credit Facility agreement, the secured parties under our indentures and the Secured Revolving Credit Facility agreement would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

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

Our business and operations have grown in part through acquisitions. While we continue to explore acquisition opportunities, prospective competitors may have greater financial resources than we do, and increased competition for target broadcasters or other media businesses may reduce the number of potential acquisitions that are available on acceptable terms.

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
•
in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under the indentures governing our Senior Notes or under the Secured Revolving Credit Facility agreement.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for digital switchover with its own timeframe and regulatory and investment regime. Certain of our operating countries, such as Croatia and Slovenia, have either completed or are in the final stages of the digital switch-off. In other countries, such as Bulgaria and Romania, the migration to digital broadcasting is in the initial stages and completion is expected by 2015. The specific timing and approach to implementing digital switchover plans is subject to change. We cannot predict the effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any additional channels if such additional rights or licenses should be required under any relevant regulatory regime. We may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution rights for content we broadcast. We may not have access to resources sufficient to make such investments when required.

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

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of March 31, 2011, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 70.2% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 17,622,364 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at April 25, 2011, we had a total of 2.4 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Adrian Sarbu beneficially owns 2,602,000 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 17,622,364 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock.

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

Index

Item 6.  Exhibits
4.1
Indenture among Central European Media Enterprises Ltd. as issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as guarantors, and Deutsche Bank Trust Company Americas as trustee, security agent, paying agent, conversion agent, transfer agent and registrar, dated February 18, 2011.

10.1
Deed of Amendment to the Intercreditor Agreement between Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch, The Law Debenture Trust Corporation p.l.c., Citibank, N.A., London Branch, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A. and Deutsche Bank Trust Company Americas, dated February 18, 2011.

10.2	Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011.

10.3	Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Date: April 27, 2011	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

4.1
Indenture among Central European Media Enterprises Ltd. as issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as guarantors, and Deutsche Bank Trust Company Americas as trustee, security agent, paying agent, conversion agent, transfer agent and registrar, dated February 18, 2011.

10.1
Deed of Amendment to the Intercreditor Agreement between Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch, The Law Debenture Trust Corporation p.l.c., Citibank, N.A., London Branch, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A. and Deutsche Bank Trust Company Americas, dated February 18, 2011.

10.2	Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011.

10.3	Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.