Form 10-Q
period 2011-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2011-07-27
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2011
Class A Common Stock, par value $0.08	56,892,114
Class B Common Stock, par value $0.08	7,500,936

Index

THIS PAGE INTENTIONALLY LEFT BLANK

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2011

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$197,505	$244,050
Accounts receivable, net (Note 7)	230,325	209,142
Program rights, net (Note 6)	109,439	80,206
Other current assets (Note 8)	89,798	78,687
Total current assets	627,067	612,085
Non-current assets
Property, plant and equipment, net (Note 9)	258,968	250,902
Program rights, net (Note 6)	266,776	228,855
Goodwill (Note 4)	1,353,694	1,221,302
Broadcast licenses and other intangible assets, net (Note 4)	637,209	595,641
Other non-current assets (Note 8)	29,713	31,765
Total non-current assets	2,546,360	2,328,465
Total assets	$3,173,427	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$262,687	$224,058
Current portion of long-term debt and other financing arrangements (Note 5)	14,379	13,562
Other current liabilities (Note 11)	46,893	5,456
Total current liabilities	323,959	243,076
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,392,043	1,346,222
Other non-current liabilities (Note 11)	90,884	103,500
Total non-current liabilities	1,482,927	1,449,722
Commitments and contingencies (Note 18)
EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2010 – nil)	—	—
56,892,114 shares of Class A Common Stock of $0.08 each (December 31, 2010 –56,878,489)	4,551	4,550
7,500,936 shares of Class B Common Stock of $0.08 each (December 31, 2010 – 7,490,936)	600	599
Additional paid-in capital	1,402,829	1,377,803
Accumulated deficit	(270,904)	(233,818)
Accumulated other comprehensive income	208,444	77,745
Total CME Ltd. shareholders’ equity	1,345,520	1,226,879
Noncontrolling interests	21,021	20,873
Total equity	1,366,541	1,247,752
Total liabilities and equity	$3,173,427	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$249,656	$201,726	$422,428	$345,367
Operating expenses:
Operating costs	34,536	27,496	68,191	54,776
Cost of programming	122,730	99,166	218,761	186,952
Depreciation of property, plant and equipment	14,493	13,075	27,910	27,189
Amortization of broadcast licenses and other intangibles (Note 4)	7,809	6,545	15,436	11,694
Cost of revenues	179,568	146,282	330,298	280,611
Selling, general and administrative expenses	30,615	29,992	60,322	58,437
Operating income	39,473	25,452	31,808	6,319
Interest income	637	527	1,765	1,180
Interest expense (Note 16)	(37,757)	(31,172)	(93,796)	(62,700)
Foreign currency exchange gain / (loss), net	4,106	(47,724)	47,371	(38,167)
Change in fair value of derivatives (Note 12)	1,161	2,624	1,121	(1,032)
Other (expense) / income	(90)	69	(802)	(201)
Income / (loss) from continuing operations before tax	7,530	(50,224)	(12,533)	(94,601)
Provision for income taxes	(6,718)	(2,689)	(7,650)	(298)
Income/ (loss) from continuing operations	812	(52,913)	(20,183)	(94,899)
Discontinued operations, net of tax (Note 2)	—	—	—	(3,922)
Gain on disposal of discontinued operations (Note 2)	—	217,619	—	217,619
Income from discontinued operations	—	217,619	—	213,697
Net income / (loss)	812	164,706	(20,183)	118,798
Net loss attributable to noncontrolling interests	156	463	37	4,077
Net income / (loss) attributable to CME Ltd.	$968	$165,169	$(20,146)	$122,875

Net income / (loss)	812	164,706	(20,183)	118,798
Currency translation adjustment	22,851	(102,181)	131,246	(132,514)
Comprehensive income / (loss)	$23,663	$62,525	$111,063	$(13,716)
Comprehensive loss / (income) attributable to noncontrolling interests	89	1,224	(510)	4,067
Comprehensive income / (loss) attributable to CME Ltd.	$23,752	$63,749	$110,553	$(9,649)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Continuing operations - Basic	$0.02	$(0.82)	$(0.31)	$(1.43)
Continuing operations - Diluted	0.02	(0.82)	(0.31)	(1.43)
Discontinued operations – Basic	0.00	3.41	0.00	3.35
Discontinued operations - Diluted	0.00	3.41	0.00	3.35
Net income / (loss) attributable to CME Ltd. – Basic	0.02	2.59	(0.31)	1.92
Net income / (loss) attributable to CME Ltd. – Diluted	$0.02	$2.59	$(0.31)	$1.92

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,384	63,871	64,377	63,705
Diluted	64,501	63,871	64,377	63,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	20,873	$1,247,752
Stock-based compensation	—	—	—	—	3,104	—	—	—	3,104
Repurchase of 2008 Convertible Notes	—	—	—	—	(7,106)	—	—	—	(7,106)
Issuance of 2011 Convertible Notes, net of transaction costs	—	—	—	—	11,848	—	—	—	11,848
Reclassification of capped call options	—	—	—	—	16,940	(16,940)	—	—	—
Options exercised	13,625	1	10,000	1	240	—	—	—	242
Dividends	—	—	—	—	—	—	—	(362)	(362)
Net loss	—	—	—	—	—	(20,146)	—	(37)	(20,183)
Currency translation adjustment	—	—	—	—	—	—	130,699	547	131,246
BALANCE June 30, 2011	56,892,114	$4,551	7,500,936	$600	$1,402,829	$(270,904)	$208,444	$21,021	$1,366,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	—	—	—	—	3,356	—	—	—	3,356
Acquisition of noncontrolling interests - Pro.BG business	—	—	—	—	(34,696)	—	—	31,446	(3,250)
Acquisition of noncontrolling interests - Pro TV, MPI and MV	800,000	64	—	—	(5,568)	—	—	(684)	(6,188)
Adjustments - Media Pro Entertainment	—	—	—	—	—	—	—	(567)	(567)
Dividends	—	—	—	—	—	—	—	(173)	(173)
Net income / (loss)	—	—	—	—	—	122,875	—	(4,077)	118,798
Currency translation adjustment	—	—	—	—	—	—	(132,524)	10	(132,514)
BALANCE June 30, 2010	56,846,176	$4,548	7,490,936	$599	$1,373,679	$(211,118)	$(36,612)	$20,206	$1,151,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(20,183)	$118,798
Adjustments to reconcile net (loss) / income to net cash generated from / (used in) operating activities:
Income from discontinued operations (Note 2)	—	(213,697)
Depreciation and amortization	194,350	170,486
Loss on extinguishment of debt	24,979	—
Loss on disposal of fixed assets	709	46
Stock-based compensation (Note 14)	3,104	3,192
Change in fair value of derivatives (Note 12)	(1,121)	1,032
Foreign currency exchange (gain) / loss, net	(47,371)	38,167
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	7,360	(11,671)
Accounts payable and accrued liabilities	(5,603)	4,390
Program rights	(165,537)	(131,244)
Other assets	3,463	10,884
Income taxes payable	2,514	(117)
Deferred revenue	30,495	(8,126)
Deferred taxes	(3,321)	(5,647)
VAT and other taxes payable	5,212	502
Net cash generated from / (used in) continuing operating activities	29,050	(23,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,321)	(17,015)
Disposal of property, plant and equipment	94	27
Investments in subsidiaries, net of cash acquired	(8,847)	(416,708)
Net cash used in continuing investing activities	(23,074)	(433,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(26,252)	—
Payment on exchange of Convertible Notes	(31,576)	—
Debt issuance costs	(1,982)	—
Proceeds from credit facilities	13,194	183,222
Payment of credit facilities and capital leases	(13,181)	(141,959)
Acquisition of noncontrolling interests	—	(6,467)
Proceeds from exercise of stock options	242	—
Excess tax benefits from stock-based compensation arrangements	—	239
Dividends paid to holders of noncontrolling interests	(200)	(99)
Net cash (used in) / received from continuing financing activities	(59,755)	34,936

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	—	(5,921)
NET CASH GENERATED FROM DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	—	307,790
Impact of exchange rate fluctuations on cash	7,234	(10,801)

Net decrease in cash and cash equivalents	(46,545)	(130,697)
CASH AND CASH EQUIVALENTS, beginning of period	244,050	445,954
CASH AND CASH EQUIVALENTS, end of period	$197,505	$315,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a vertically integrated media company operating leading broadcast, content, and new media businesses in Central and Eastern Europe.  Our assets are held through a series of Dutch and Curaçao holding companies. At June 30, 2011, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our content division, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 24 television channels in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analogue, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, four other channels, BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, and several radio channels.  During the three months ended June 30, 2011, we completed the integration of the operations of PRO BG MEDIA OOD and Ring TV EAD into BTV Media Group EAD (the "bTV group"), of which we own 94.0%.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels, NOVA CINEMA, NOVA SPORT and MTV CZECH. NOVA SPORT and MTV CZECH are also broadcast in the Slovak Republic.

Romania

We operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO and MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU.

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, and one female-orientated cable channel, DOMA (Slovak Republic).

Slovenia

We operate two general entertainment channels, POP TV and KANAL A, and one female-oriented channel, POP BRIO.

Media Pro Entertainment

Media Pro Entertainment (“MPE”), our fully integrated content business, leverages creative talent across all our countries and focuses on the development, production and distribution of content for our television channels and to third parties, both within our region and globally.

MPE is organized into three subdivisions:

Production: This subdivision produces a range of fiction, reality and entertainment programming, and films, using both purchased formats and developing original formats. The content produced may be easily adapted for use across several markets and in many revenue-generating windows.

Production Services: This subdivision provides assets and expertise to both our production operations and to third parties, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services.

Distribution and Exhibition: In addition to having responsibility for selling finished content and formats developed by our production operations to third parties, this subdivision acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations. Our distribution and exhibition operations are also able to generate third-party revenue by distributing our content directly through their cinema and home video operations. MPE owns and operates sixteen cinema screens in Romania, including Romania’s first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties, which are expected to generate a significant portion of MPE’s consolidated profits in the short-term. On June 30, 2011, we acquired Bontonfilm a.s. (“Bontonfilm”), a distribution company that distributes theatrical, home entertainment, digital and television rights in the Czech Republic and the Slovak Republic and has a leading market position in each country (see Note 3, "Acquisitions").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In total, the MPE segment currently generates the majority of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment's results.

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

During the first six months of 2011, we commenced the launch across all our territories of Voyo, an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows.

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

Discontinued Operations

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a former member of our Board of Directors, for total consideration of US$ 308.0 million. The results of our former Ukrainian operations have therefore been accounted for as discontinued operations in 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Summarized operating results for the three and six months ended June 30, 2010 for the Ukraine disposal group are as follows:

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Revenues	$—	$16,888
Cost of revenues	—	(19,473)
Selling, general and administrative expenses	—	(2,223)
Operating loss	—	(4,808)
Foreign exchange gain	—	891
Other income	—	25
Loss before tax	—	(3,892)
Gain on sale	217,619	217,619
Provision for income tax	—	(30)
Income from discontinued operations	$217,619	$213,697

Business Combinations

On January 1, 2011, the Company adopted guidance issued in December 2010, which clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). This guidance will impact our disclosures for future significant acquisitions, but there will be no impact on our financial position or results of operations.

Goodwill

On January 1, 2011, the Company adopted guidance issued in December 2010, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test after assessing whether or not it is more likely than not that the reporting units’ goodwill is impaired. In determining whether it is more likely than not that goodwill is impaired, any adverse qualitative factors indicating that impairment may exist are to be considered. The amendments in this guidance will impact our financial position and results of operations to the extent that we have reporting units with zero or negative carrying amounts in the future.

Recent Accounting Pronouncements

In May 2011, guidance was issued which represents clarifications of common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. It also includes instances where a particular principle or requirement for measuring fair value has changed. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, guidance was issued which gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our consolidated financial statements already present the components of net income and other comprehensive income in two separate but consecutive statements.

3.  ACQUISITIONS

Acquisition of Pro Digital

On January 31, 2011, we completed the acquisition of 100.0% of Pro Digital s.r.l. (“Pro Digital”), a company controlled and majority owned by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts on its PRO TV CHISINAU channel are comprised primarily of rebroadcasts of our PRO TV channel in Romania.  In connection with this transaction, we allocated EUR 0.5 million (approximately US$ 0.7 million at the date of acquisition) to goodwill.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Acquisition of Bontonfilm

On June 30, 2011, we completed the acquisition of 100.0% of the shares of Bontonfilm, a Czech company, from an affiliate of Bancroft Private Equity, LLP (“Bancroft”) and minority shareholders. Bontonfilm is a distribution company that distributes theatrical, home entertainment, digital and television rights in the Czech Republic and the Slovak Republic.

The purchase price was on a debt-free basis and consisted of initial cash consideration of US$ 11.0 million paid at closing, with approximately US$ 3.0 million in the business as of June 30, 2011.  Additional cash consideration of approximately US$ 1.5 million may be payable to the sellers in December 2011, depending on the amount of cash and working capital in the business at closing and the sellers' satisfaction of certain other potential indemnification obligations. The provisional amount allocated to goodwill and intangibles in the condensed consolidated financial statements as of June 30, 2011 totaled US$ 1.3 million. All of the provisional goodwill was allocated to the Distribution and Exhibition reporting unit in the MPE operating segment.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at June 30, 2011 and December 31, 2010 is summarized as follows:

	Gross Balance, December 31, 2010	Accumulated Impairment Losses	Balance, December 31, 2010	Additions/ Adjustments	Foreign Currency	Balance, June 30, 2011	Accumulated Impairment Losses	Gross Balance, June 30, 2011
Broadcast segment:
Bulgaria	$178,377	$(64,044)	$114,333	$—	$10,099	$124,432	$(64,044)	$188,476
Croatia	11,151	(10,454)	697	—	58	755	(10,454)	11,209
Czech Republic	917,145	—	917,145	—	103,802	1,020,947	—	1,020,947
Romania	63,977	—	63,977	707	6,148	70,832	—	70,832
Slovak Republic	58,425	—	58,425	—	4,770	63,195	—	63,195
Slovenia	18,920	—	18,920	—	1,545	20,465	—	20,465
Media Pro Entertainment segment:	—	—		—	—		—
Fiction	14,042	—	14,042	—	1,337	15,379	—	15,379
Production services	14,792	—	14,792	—	1,408	16,200	—	16,200
Distribution and Exhibition	18,971	—	18,971	712	1,806	21,489	—	21,489
Total	$1,295,800	$(74,498)	$1,221,302	$1,419	$130,973	$1,353,694	$(74,498)	$1,428,192

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at June 30, 2011 and December 31, 2010 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641
Additions	—	—	590	—	—	590
Amortization	—	(9,429)	(839)	(4,585)	(583)	(15,436)
Foreign currency movements	4,865	30,375	13,381	7,258	535	56,414
Balance, June 30, 2011	$58,701	$330,491	$154,804	$88,469	$4,744	$637,209

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method. The amortized trademarks had a carrying amount of US$ 5.5 million and US$ 5.8 million as at June 30, 2011 and December 31, 2010, respectively.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Gross value	$592,270	$538,884
Accumulated amortization	(163,059)	(132,955)
Net book value of amortized intangible assets	429,211	405,929
Indefinite-lived broadcast licenses and trademarks	207,998	189,712
Total broadcast licenses and other intangible assets, net	$637,209	$595,641

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	June 30, 2011	December 31, 2010
Senior debt	$1,386,612	$1,341,544
Total credit facilities and capital leases	19,810	18,240
Total long term debt and other financing arrangements	1,406,422	1,359,784
Less current maturities	(14,379)	(13,562)
Total non-current long-term debt and other financing arrangements	$1,392,043	$1,346,222

Senior Debt

Our senior debt comprised the following as of June 30, 2011 and December 31, 2010:

	Carrying Value		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
USD 258.5 million 2011 Convertible Notes	$217,417	$—	$214,765	$—
EUR 170.0 million 2010 Fixed Rate Notes	245,692	227,154	256,757	235,672
EUR 374.6 million 2009 Fixed Rate Notes	544,573	527,414	569,833	533,067
USD 181.7 million 2008 Convertible Notes	165,026	389,218	173,546	391,888
EUR 148.0 million Floating Rate Notes	213,904	197,758	189,840	170,319
	$1,386,612	$1,341,544	$1,404,741	$1,330,946

On February 18, 2011 and June 29, 2011, we completed privately negotiated exchanges totaling US$ 258.5 million in aggregate principal amount of our 3.5% Senior Convertible Notes due 2013 (the “2008 Convertible Notes”) for US$ 258.5 million in aggregate principal amount of 5.0% Senior Convertible Notes due 2015 (the “2011 Convertible Notes” and collectively with the 2008 Convertible Notes, the “Convertible Notes”).  The 2011 Convertible Notes mature on November 15, 2015.

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 245.7 million) of 9.0% Senior Secured Notes due 2017 (the “2010 Fixed Rate Notes”). The 2010 Fixed Rate Notes mature on November 1, 2017.

On September 17, 2009, we issued EUR 200.0 million of 11.625% Senior Notes due 2016 at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 11.625% Senior Notes due 2016 at an issue price of 102.75% (collectively, the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.  In October and November 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In March 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of US$ 2.4 million, which includes the write off of US$ 0.3 million of unamortized debt issuance costs and which is included within interest expense in the Condensed Consolidated Statement of Operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On March 10, 2008, we issued US$ 475.0 million of 2008 Convertible Notes, which mature on March 15, 2013.  In addition to the exchange transactions that took place on February 18, 2011 and June 29, 2011, we repurchased US$ 34.8 million aggregate principal amount of our 2008 Convertible Notes for US$ 30.7 million plus accrued interest in October 2010.

On May 16, 2007, we issued EUR 150.0 million of Floating Rate Senior Notes due 2014 (the “Floating Rate Notes”, and collectively with the 2010 Fixed Rate Notes and 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at June 30, 2011 was 3.32%). The Floating Rate Notes mature on May 15, 2014.  In October 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

Refinancing of 2008 Convertible Notes

On February 18, 2011 and June 29, 2011, we completed privately negotiated exchanges totaling US$ 258.5 million in aggregate principal amount of our 2008 Convertible Notes for US$ 258.5 million in aggregate principal amount of our 2011 Convertible Notes. The exchanging holders of the 2008 Convertible Notes also received cash consideration of approximately US$ 34.8 million, including accrued interest of US$ 3.3 million.  Since we determined the terms of the 2011 Convertible Notes to be substantially different from those of the 2008 Convertible Notes, we performed an allocation of the fair value of the consideration transferred between the value of the liability that was extinguished and the reacquisition of the equity component.

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

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the Condensed Consolidated Statement of Operations.  The transaction on February 18, 2011 resulted in a loss on extinguishment of US$ 19.2 million, which included US$ 1.9 million of unamortized debt issuance costs.  The transaction on June 29, 2011 resulted in a loss on extinguishment of US$ 3.4 million, which included US$ 0.4 million of unamortized debt issuance costs. We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component amounting to US$ 6.7 million and US$ 0.4 million for the February 18, 2011 and June 29, 2011 transactions, respectively.

2011 Convertible Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2011 Convertible Notes as at June 30, 2011 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2011 Convertible Notes.

The 2011 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by our wholly owned subsidiaries CME Media Enterprises N.V. (“CME NV”) and CME Media Enterprises BV (“CME BV”) and are secured by a pledge of shares of those companies.

Prior to August 15, 2015, the 2011 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2011 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2011 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2011 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at June 30, 2011, the 2011 Convertible Notes may not be converted.  In addition, the holders of the 2011 Convertible Notes have the right to put the 2011 Convertible Notes to us for cash equal to the aggregate principal amount of the 2011 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2011 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
As at December 31, 2010	$—	$—	$—	$—
Issuance of 2011 Convertible Notes	258,534	(43,371)	215,163	11,904
Amortization of debt issuance discount	—	2,254	2,254	—
As at June 30, 2011	$258,534	$(41,117)	$217,417	$11,904

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

Fixed Rate Notes

2010 Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2010 Fixed Rate Notes as at June 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

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

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2010 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2010 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2010 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

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

2009 Fixed Rate Notes

Interest on the 2009 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at June 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

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

Floating Rate Notes

Interest on the Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at June 30, 2011 and December 31, 2010 was equal to the outstanding debt multiplied by the traded market price.

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

2008 Convertible Notes

Interest on the 2008 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2008 Convertible Notes as at June 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price.

The 2008 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the 2008 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2008 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2008 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2008 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2011, the 2008 Convertible Notes could not be converted.  In addition, the holders of the 2008 Convertible Notes have the right to put the 2008 Convertible Notes to us for cash equal to the aggregate principal amount of the 2008 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

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

We recorded adjustments to equity totaling US$ 16.9 million in respect of the portion of the capped call options that were no longer exercisable following the privately negotiated exchange transactions on February 18, 2011 and June 29, 2011, respectively, described above. Subsequent to the transactions, current shareholders would not suffer dilution to their shareholding until the price of shares of our Class A common stock reaches US$ 151.20 per share. This calculation is based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

At June 30, 2011, the 1,730,152 remaining capped call options could not be exercised because no conversion of 2008 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at June 30, 2011 was approximately US$ 3 thousand.

We separately account for the liability and equity components of the 2008 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2010	$440,200	$(50,982)	$389,218	$110,752
Redemption of 2008 Convertible Notes	(258,534)	27,347	(231,187)	(7,106)
Amortization of debt issuance discount	—	6,995	6,995	—
BALANCE June 30, 2011	$181,666	$(16,640)	$165,026	$103,646

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

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at June 30, 2011 and December 31, 2010:

		June 30, 2011	December 31, 2010
Credit facilities	(a) – (d)	$15,468	$14,004
Capital leases		4,342	4,236
Total credit facilities and capital leases		19,810	18,240
Less current maturities		(14,379)	(13,562)
Total non-current credit facilities and capital leases		$5,431	$4,678

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 7.2 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 7.2 million) in excess of amounts deposited.

As at June 30, 2011, we had deposits of US$ 29.7 million in and drawings of US$ 13.2 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.  As at December 31, 2010, we had deposits of US$ 20.3 million in and drawings of US$ 12.3 million on the BMG cash pool.

(b) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 89.0 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period. The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 44.5 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.  At

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

June 30, 2011, and December 31, 2010, there were no drawings under the Secured Revolving Credit Facility. As of June 30, 2011, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal under the Secured Revolving Credit Facility (see Note 12, “Financial Instruments and Fair Value Measurements”).

(c) As at June 30, 2011, and December 31, 2010, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 17.8 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(d) At June 30, 2011, Media Pro Entertainment had an aggregate principal amount of RON 9.7 million (approximately US$ 3.3 million) (December 31, 2010, RON 9.3 million, approximately US$ 3.2 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At June 30, 2011, we had 11 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at June 30, 2011 and December 31, 2010 are net of a fair value adjustment of US$ 1.2 million and US$ 1.2 million, respectively, arising on acquisition.

Total Group

At June 30, 2011, the maturity of our Senior Debt and credit facilities was as follows:

2011	$13,486
2012	27
2013	181,683
2014	214,383
2015	258,534
2016 and thereafter	789,725
Total Senior Debt and credit facilities	1,457,838
Net discount	(55,758)
Carrying value of Senior Debt and credit facilities	$1,402,080

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2011:

2011	$712
2012	993
2013	659
2014	447
2015	411
2016 and thereafter	1,749
Total undiscounted payments	4,971
Less: amount representing interest	(629)
Present value of net minimum lease payments	$4,342

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.  PROGRAM RIGHTS

Program rights comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Program rights:
Acquired program rights, net of amortization	$258,184	$200,666
Less: current portion of acquired program rights	109,439	80,206
Total noncurrent acquired program rights	148,745	120,460
Produced program rights – Feature Films:
Released, net of amortization	3,262	1,373
Completed and not released	—	—
In production	139	3,341
Development and pre-production	370	237
Produced program rights – Television Programs:
Released, net of amortization	60,008	71,729
Completed and not released	23,210	13,491
In production	26,518	16,216
Development and pre-production	4,524	2,008
Total produced program rights	118,031	108,395
Total non-current acquired program rights and produced program rights	$266,776	$228,855

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Unrelated customers	$244,995	$221,463
Less: allowance for bad debts and credit notes	(16,035)	(13,202)
Related parties	1,409	884
Less: allowance for bad debts and credit notes	(44)	(3)
Total accounts receivable	$230,325	$209,142

At June 30, 2011, CZK 501.3 million (approximately US$ 29.8 million) (December 31, 2010: CZK 676.0 million, approximately US$ 40.1 million), of receivables were pledged as collateral under the Secured Revolving Credit Facility, the 2010 Fixed Rate Notes and the factoring agreement.  Of this amount, CZK 368.3 million (approximately US$ 21.9 million) (December 31, 2010: CZK 513.2 million, approximately US$ 30.5 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Current:
Prepaid acquired programming	$45,865	$37,692
Other prepaid expenses	12,180	11,083
Income taxes recoverable	6,584	7,956
Deferred tax	5,977	3,835
Capitalized debt costs	5,805	5,940
VAT recoverable	4,988	7,333
Inventory	6,778	2,351
Restricted cash	314	540
Other	1,307	1,957
Total other current assets	$89,798	$78,687

	June 30, 2011	December 31, 2010
Non-current:
Capitalized debt costs	$23,793	$26,937
Deferred tax	2,627	1,378
Other	3,293	3,450
Total other non-current assets	$29,713	$31,765

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Land and buildings	$183,830	$166,082
Machinery, fixtures and equipment	231,434	202,447
Other equipment	37,762	32,258
Software licenses	46,130	40,072
Construction in progress	18,835	17,044
Total cost	517,991	457,903
Less: Accumulated depreciation	(259,023)	(207,001)
Total net book value	$258,968	$250,902

Assets held under capital leases (included in the above)
Land and buildings	$4,931	$4,904
Machinery, fixtures and equipment	3,299	2,587
Total cost	8,230	7,491
Less: Accumulated depreciation	(2,249)	(2,113)
Net book value	$5,981	$5,378

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accounts payable	$49,121	$48,898
Related party accounts payable	4,843	3,335
Programming liabilities	45,624	25,761
Related party programming liabilities	51,170	41,635
Duties and other taxes payable	22,230	17,889
Accrued staff costs	20,779	23,802
Accrued interest payable	26,652	27,162
Income taxes payable	4,063	3,728
Accrued production costs	6,097	3,035
Accrued legal contingencies and professional fees	3,105	3,994
Authors’ rights	4,435	9,534
Other accrued liabilities	24,568	15,285
Total accounts payable and accrued liabilities	$262,687	$224,058

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Current:
Deferred revenue	$35,504	$4,580
Deferred tax	1,188	672
Derivative liabilities	8,512	180
Other	1,689	24
Total other current liabilities	$46,893	$5,456

	June 30, 2011	December 31, 2010
Non-current:
Deferred tax	$89,533	$82,624
Program liabilities	45	60
Related party program liabilities	—	9,994
Derivative liabilties	870	10,259
Other	436	563
Total other non-current liabilities	$90,884	$103,500

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt (as defined therein) is included in Note 5, “Long-term Debt and Other Financing Arrangements”.
At June 30, 2011, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Call Option” section below), which is carried at fair value using significant level 3 inputs:

Currency Swaps

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 635.2 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 543.3 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponds to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”). These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments, and so changes in their fair value are recorded in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet in other current liabilities.

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

The fair value of these instruments as at June 30, 2011, was a US$ 8.5 million liability, which represented a decrease of US$ 0.7 million from the US$ 9.2 million liability as at December 31, 2010. This was recognized as a derivative loss in the Condensed Consolidated Statement of Operations.

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

The fair value of the interest rate swap as at June 30, 2011, was a US$ 0.9 million liability, which represented a net decrease of US$ 0.2 million from the US$ 1.1 million liability as at December 31, 2010, which was recognized as a US$ 0.2 million derivative gain in the Condensed Consolidated Statement of Operations.

Call Option

We issued a call option to Top Tone Media Holdings Limited in 2010 in connection with the restructuring of our Bulgarian operations. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 19, 2010, the date we acquired the bTV group. The option was allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

Changes in the fair value of the call option were recorded as a derivative gain or loss in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet in other current liabilities.

The option strike price is the fair value of the underlying, which is the equity in CME Bulgaria B.V., so there will be no further changes in the carrying value of the option liability. The fair value of the call option as at June 30, 2011 was US$ nil and the movement from December 31, 2010 was as follows:

Level 3

Balance, December 31, 2010	$180

Gain recorded in earnings	(180)

Ending balance, June 30, 2011	$—

13.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at June 30, 2011 and December 31, 2010. None were issued and outstanding as at June 30, 2011 and December 31, 2010.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2011 and December 31, 2010. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Class B common stock is convertible into Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase up to 600,000 and 250,000 shares of Class A common stock to Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu.

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at June 30, 2011.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation charged	$1,583	$1,618	$3,104	$3,192
Income tax benefit recognized	—	28	—	109

A summary of option activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,539,062	$35.44	4.95	$2,189
Granted	540,000	22.36
Exercised	(23,625)	10.23
Forfeited	(101,250)	39.99
Outstanding at June 30, 2011	2,954,187	$33.09	4.95	$1,519
Vested or expected to vest	2,357,334	35.65	4.37	1,519
Exercisable at June 30, 2011	1,749,310	$38.16	3.70	$1,519

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.7 million at January 1, 2011.  In the six months ended June 30, 2011 and 2010, tax benefits of US$ nil and US$ 0.2 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ nil and US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending June 30, 2011 and 2010, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2011 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of June 30, 2011. This amount changes based on the fair value of our common stock.  As of June 30, 2011, there was US$ 11.9 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.4 years.

2011 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, options were awarded to members of staff, members of executive management and members of our Board of Directors during the six months ended June 30, 2011.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Fair Value (US$/share)	Exercise Price (US$/share)
May 16, 2011	100,000	0.93	3.0	67.6	10.06	22.38
May 16, 2011	435,000	0.18	5.3	55.7	11.23	22.38
June 14, 2011	5,000	0.79	3.0	67.5	9.01	20.11

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period. We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the six months ended June 30, 2011 was US$ 10.99 per option. The fair value of the option grants made in the six months ended June 30, 2011 (less expected forfeitures) of US$ 5.1 million is being recognized as an expense in the condensed consolidated statement of operations over the requisite service period of the awards.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income / (loss) from continuing operations attributable to CME Ltd.	$968	$(52,450)	$(20,146)	$(90,822)
Net income from discontinued operations attributable to CME Ltd.	—	217,619	—	213,697
Net income / (loss) attributable to CME Ltd.	$968	$165,169	$(20,146)	$122,875

Weighted average outstanding shares of common stock	64,384	63,871	64,377	63,705
Dilutive effect of employee stock options	117	—	—	—
Common stock and common stock equivalents	64,501	63,871	64,377	63,705

Net income / (loss) per share:
Basic	$0.02	$2.59	$(0.31)	$1.92
Diluted	$0.02	$2.59	$(0.31)	$1.92

At June 30, 2011, 2,995,478 (December 31, 2010: 1,827,408) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at June 30, 2011.

16.  INTEREST EXPENSE

Interest expense comprised the following for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest on Senior Notes	$23,105	$17,401	$45,652	$36,225
Interest on Convertible Notes	4,574	4,156	8,795	8,312
Interest on capital leases and other financing arrangements	701	2,815	1,694	4,984
	28,380	24,372	56,141	49,521

Amortization of capitalized debt issuance costs	1,451	1,402	3,427	2,783
Amortization of issuance discount on Convertible Notes	4,502	5,398	9,249	10,396
Loss on extinguishment of debt (1)	3,424	—	24,979	—
	9,377	6,800	37,655	13,179
Total interest expense	$37,757	$31,172	$93,796	$62,700

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

Our Broadcast segment generates revenue from the sale of advertising and sponsorship and our New Media segment generates revenues from display and video advertising, paid premium content and subscriptions. Our Media Pro Entertainment segment generates revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties. Media Pro Entertainment also develops, produces and distributes television and film content which is shown on our television channels. In addition, the distribution and exhibition activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

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

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2011	2010	2011	2010
Broadcast:
Bulgaria	$26,662	$17,794	$45,999	$18,734
Croatia	19,979	14,785	32,490	26,510
Czech Republic	82,668	71,572	140,374	125,872
Romania	47,015	43,563	81,369	80,110
Slovak Republic	29,845	24,720	48,935	42,810
Slovenia	22,799	18,147	37,318	31,970
Total Broadcast	228,968	190,581	386,485	326,006
Media Pro Entertainment	51,254	38,315	91,434	66,358
New Media	4,612	2,929	7,233	4,950
Intersegment revenues (1)	(35,178)	(30,099)	(62,724)	(51,947)
Total Net Revenues	$249,656	$201,726	$422,428	$345,367

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
OIBDA	2011	2010	2011	2010
Broadcast:
Bulgaria	$5,768	$1,261	$5,930	$(7,809)
Croatia	3,153	2,047	2,821	2,928
Czech Republic	43,846	38,508	66,514	60,692
Romania	9,297	10,741	12,746	15,270
Slovak Republic	5,737	2,192	3,231	(1,113)
Slovenia	8,553	6,422	11,769	9,506
Divisional operating costs	(238)	(301)	(745)	(787)
Total Broadcast	76,116	60,870	102,266	78,687
Media Pro Entertainment	761	155	1,485	(1,878)
New Media	(489)	(1,423)	(2,089)	(4,807)
Central	(12,397)	(12,055)	(22,244)	(22,867)
Elimination	(1,298)	(1,354)	(2,479)	(2,101)
Total OIBDA	$62,693	$46,193	$76,939	$47,034

Reconciliation to Condensed Consolidated Statement of Operations:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total OIBDA	$62,693	$46,193	$76,939	$47,034
Depreciation of property, plant and equipment	15,411	14,196	29,695	29,021
Amortization of intangible assets	7,809	6,545	15,436	11,694
Operating income	39,473	25,452	31,808	6,319
Interest expense, net	(37,120)	(30,645)	(92,031)	(61,520)
Foreign currency exchange gain / (loss), net	4,106	(47,724)	47,371	(38,167)
Change in fair value of derivatives	1,161	2,624	1,121	(1,032)
Other (expense) / income	(90)	69	(802)	(201)
Provision for income taxes	(6,718)	(2,689)	(7,650)	(298)
Income / (loss) from continuing operations	$812	$(52,913)	$(20,183)	$(94,899)

We do not rely on any single major customer or group of major customers.

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Station Programming Rights Agreements

At June 30, 2011, we had total commitments of US$ 399.0 million (December 31, 2010: US$ 420.1 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$398,998	$111,489	$249,542	$37,967	$—

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b) Operating Lease Commitments

For the six months ended June 30, 2011 and 2010, we incurred aggregate rent expense on all facilities of US$ 7.2 million and US$ 3.5 million, respectively.  Future minimum operating lease payments at June 30, 2011 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

June 30, 2011
2011	$4,013
2012	6,365
2013	4,100
2014	3,610
2015	2,382
2016 and thereafter	13,459
Total	$33,929

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 17.8 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at June 30, 2011, there were no drawings under this facility (see also Note 5, “Long-term Debt and Other Financing Arrangements” and Note 7, “Accounts Receivable”).

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the Condensed Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

Contingencies

a) Litigation

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material effect on our business or consolidated financial statements, including proceedings described here and in (b) below.

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

On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.5 million).We do not believe that it is likely that we will be required to make any further payment.

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

On March 14, 2011, Lehman Brothers filed an objection to our bankruptcy claim, contending that our claim is worth US 14.7 million. On April 12, 2011, a response was filed with the bankruptcy court reasserting our claim of US$ 19.9 million.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 4.4% of our outstanding shares of Class A common stock; and Time Warner Inc. (“Time Warner”), beneficial owners of approximately 34.4% of our outstanding shares of Class A common stock and Class B common stock.

Related Party Transactions

Adrian Sarbu

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Purchases of programming and services	$2,407	$2,416
Sales	735	501

	As at	As at
	June 30, 2011	December 31, 2010
Accounts payable	$712	$896
Accounts receivable	944	583

In addition, on January 31, 2011, we completed the acquisition of 100.0% of Pro Digital s.r.l. (“Pro Digital”), a company controlled by Adrian Sarbu on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition) (see Note 3, “Acquisitions”).

Time Warner

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Purchases of programming	$16,233	$8,078
Sales	60	—

	As at	As at
	June 30, 2011	December 31, 2010
Accounts payable	$55,008	$50,490
Accounts receivable	59	46

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

20. INDENTURE CONVENANTS

Under the terms of the indentures governing the Floating Rate Notes, the 2009 Fixed Rate Notes, the 2010 Fixed Rate Notes and the 2011 Convertible Notes (the “2007 Indenture”, the “2009 Indenture”, the “2010 Indenture” and the “2011 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2007 Indenture and 2009 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2010 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2010 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of June 30, 2011, our Unrestricted Subsidiaries consisted of those entities that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funded those operations, and CME Austria GmbH. As at June 30, 2011, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 115.6 million) to our Unrestricted Subsidiaries.

There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer cash to our Restricted Subsidiaries. Following the disposal of our former operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary and the total remaining US$ 21.5 million cash balance at June 30, 2011 in the Development Financing Holding Company and CME Austria GmbH remains available to our Restricted Subsidiaries at any time. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

Selected financial information for CME Ltd. and its Restricted Subsidiaries and Unrestricted Subsidiaries as required by the 2007 Indenture, the 2009 Indenture and the 2010 Indenture was as follows:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended June 30, 2011
Net revenues	$247,754	$1,943	$(41)	$249,656
Depreciation of property, plant and equipment	13,960	533	—	14,493
Amortization of broadcast licenses and other intangibles	7,809	—	—	7,809
Operating income / (loss)	41,158	(1,685)	—	39,473
Net income / (loss) attributable to CME Ltd.	$4,859	$(3,891)	$—	$968

	For the Six Months Ended June 30, 2011
Net revenues	$419,377	$3,092	$(41)	$422,428
Depreciation of property, plant and equipment	26,595	1,315	—	27,910
Amortization of broadcast licenses and other intangibles	15,436	—	—	15,436
Operating income / (loss)	37,042	(5,234)	—	31,808
Net loss attributable to CME Ltd.	$(9,800)	$(10,346)	$—	$(20,146)

Consolidated Balance Sheet:
	As at June 30, 2011
Cash and cash equivalents	$175,873	$21,632	$—	$197,505
Third Party Debt (1)	1,406,422	—	—	1,406,422
Total assets	3,460,292	26,498	(313,363)	3,173,427
Total CME Ltd. shareholder’s equity	$1,525,534	$22,108	$(202,122)	$1,345,520

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended June 30, 2010
Net revenues	$201,965	$990	$(1,229)	$201,726
Depreciation of property, plant and equipment	12,151	924	—	13,075
Amortization of broadcast licenses and other intangibles	6,545	—	—	6,545
Operating income / (loss)	31,876	(6,403)	(21)	25,452
Net (loss) / income attributable to CME Ltd.	$(107,789)	$272,979	$(21)	$165,169

	For the Six Months Ended June 30, 2010
Net revenues	$345,088	$1,944	$(1,665)	$345,367
Depreciation of property, plant and equipment	25,371	1,818	—	27,189
Amortization of broadcast licenses and other intangibles	11,694	—	—	11,694
Operating income / (loss)	22,793	(16,438)	(36)	6,319
Net (loss) / income attributable to CME Ltd.	$(134,726)	$257,637	$(36)	$122,875

Consolidated Balance Sheet:
	As at December 31, 2010
Cash and cash equivalents	$219,789	$24,261	$—	$244,050
Third Party Debt (1)	1,359,330	454	—	1,359,784
Total assets	3,212,077	37,942	(309,469)	2,940,550
Total CME Ltd. shareholder’s equity	$1,493,511	$(36,981)	$(229,651)	$1,226,879

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd consolidated group.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Overview

III.	Our Business

IV.	Analysis of the Results of Operations and Financial Position

V.	Liquidity and Capital Resources

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

As used herein, the term “Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2009 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2010 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the Floating Rate Notes, 2009 Fixed Rate Notes and 2010 Fixed Rate Notes; the term “2011 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2008 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2008 Convertible Notes and the 2011 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and CME Ltd. and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a vertically integrated media and entertainment company operating broadcasting, content and new media businesses in six Central and Eastern European countries.

The following tables provide a summary of our results for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, (US$ 000's)
	2011	2010	Movement
Net revenues	$249,656	$201,726	23.8%
Cost of revenues	(179,568)	(146,282)	(22.8)%
Selling, general and administrative expenses	(30,615)	(29,992)	(2.1)%
Operating income	39,473	25,452	55.1%
Income / (loss) from continuing operations	$812	$(52,913)	101.5%

	For the Six Months Ended June 30, (US$ 000's)
	2011	2010	Movement
Net revenues	$422,428	$345,367	22.3%
Cost of revenues	(330,298)	(280,611)	(17.7)%
Selling, general and administrative expenses	(60,322)	(58,437)	(3.2)%
Operating income	31,808	6,319	403.4%
Loss from continuing operations	$(20,183)	$(94,899)	78.7%

	For the Six Months Ended June 30, (US$ 000's)
	2011	2010	Movement
Net cash generated from / (used in) continuing operating activities	$29,050	$(23,005)	226.3%
Capital expenditures, net	(14,227)	(16,988)	16.3%
Free cash flow(1)	$14,823	$(39,993)	137.1%

(1) Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.

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

OIBDA and free cash flow may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 17, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we

Index

operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$228,968	$190,581	20.1%	4.1%
Media Pro Entertainment	51,254	38,315	33.8%	18.0%
New Media	4,612	2,929	57.5%	36.9%
Intersegment revenues	(35,178)	(30,099)	(16.9)%	(3.4)%
Total Net Revenues	$249,656	$201,726	23.8%	7.3%

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$386,485	$326,006	18.6%	7.8%
Media Pro Entertainment	91,434	66,358	37.8%	28.0%
New Media	7,233	4,950	46.1%	33.1%
Intersegment revenues	(62,724)	(51,947)	(20.7)%	(11.9)%
Total Net Revenues	$422,428	$345,367	22.3%	11.4%

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$76,116	$60,870	25.0%	7.0%
Media Pro Entertainment	761	155	391.0%	172.5%
New Media	(489)	(1,423)	65.6%	69.5%
Central	(12,397)	(12,055)	(2.8)%	(4.7)%
Intersegment elimination	(1,298)	(1,354)	4.1%	17.2%
Consolidated OIBDA	$62,693	$46,193	35.7%	11.2%

Index

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$102,266	$78,687	30.0%	12.6%
Media Pro Entertainment	1,485	(1,878)	179.1%	176.9%
New Media	(2,089)	(4,807)	56.5%	58.1%
Central	(22,244)	(22,867)	2.7%	1.6%
Intersegment elimination	(2,479)	(2,101)	(18.0)%	(7.5)%
Consolidated OIBDA	$76,939	$47,034	63.6%	30.5%

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We experienced an overall 2% growth in real GDP in our territories during the six months ended June 30, 2011, with variances ranging from between 0% in Croatia and 3% in the Czech and Slovak Republics. This growth was largely driven by external demand in our territories. Real private consumption, in aggregate, remained flat overall during the six months ended June 30, 2011, with variances ranging from between negative 1% in Bulgaria and positive 1% in Slovenia. On a constant currency basis, the television advertising spending in our markets during the six months ended June 30, 2011 continued to lag private consumption and declined 2%, with variances ranging from negative 7% to positive 4%.  The following table sets out our estimates of real GDP, real private consumption and television advertising market growth (decline) in the countries of our principal Broadcasting operations during the six months ended June 30, 2011.

	For the Six Months Ended June 30, 2011
Country	Real GDP	Real Private Consumption	TV Ad Market
Bulgaria	2%	(1)%	(7)%
Croatia	0%	0%	(5)%
Czech Republic	3%	(0)%	4%
Romania	1%	(0)%	(6)%
Slovak Republic	3%	0%	(2)%
Slovenia	2%	1%	2%
Total CME Markets	2%	0%	(2)%

Source: CME estimates

We are continuing with our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage.  During the second quarter, our channels in the Slovak Republic increased their prime time audience share by 2 points to 36% and those in Croatia increased by 5 points to 33% and subsequently increased their shares of the television advertising markets.  Our channels in Bulgaria maintained a leadership position with a prime time audience share of 51% and market share of 65%. Channels in both Romania and Slovenia had fairly stable audience and market shares.  In the Czech Republic, our prime time audience share of 43% reflects the decision to adjust our audience to the consumption of advertising without impacting our brand power and leadership position.  However, we produced over 30% more inventory than the market demanded.  Our market share in the Czech Republic declined slightly from 69% to 66% because we chose not to discount heavily in the first half of the year due to the risk of future price erosion.

The Broadcast segment reported net revenues for the three and six months ended June 30, 2011 of US$ 229.0 million and US$ 386.5 million, compared to US$ 190.6 million and US$ 326.0 million in the same periods in 2010, increases of 20% and 19%, respectively. On a constant currency basis, net revenues for the three and six months ended June 30, 2011 increased 4% and 8% compared to the same periods in 2010. The increase in net revenues was primarily due to the acquisition of the bTV group in Bulgaria in the second quarter of 2010, partially offset by the continuing difficult market conditions that we are experiencing in Romania.

Costs charged in arriving at OIBDA increased 18% and 15% in the three and six months ended June 30, 2011, compared to the same periods in 2010. On a constant currency basis, costs for the three and six months ended June 30, 2011 increased 3% and 6%, compared to the same periods in 2010 primarily due to the acquisition of the bTV group in Bulgaria and new channel launches such as DOMA in Croatia. Excluding the impact of the bTV acquisition and investments in new channels, costs decreased by 2% in the six months ended June 30, 2011. This decrease is consistent with our expectations for the full year and in line with our performance for the full year in 2010 compared to 2009. We are able to manage our programming costs largely due to our ability to control our local content production, which represents a large proportion of our programming costs. We will continue to invest in local programming to maintain our audience leadership and deliver the necessary output of GRP's, in line with the demands of the markets in which we operate, without increasing our overall costs.

Our Broadcast segment generated OIBDA of US$ 76.1 million and US$ 102.3 million in the three and six months ended June 30, 2011, compared to US$ 60.9 million and US$ 78.7 million in the corresponding periods in 2010, increasing by 25% and 30% for the three and six months ended June 30, 2011, respectively. On a constant currency basis, OIBDA increased 7% and 13% for the three and six months ended June 30, 2011 compared to the same periods in 2010.

Index

In 2011, we currently expect nominal GDP growth to increase in all our territories. Our local currency television advertising spending in our operating territories in the first half, on average, remained slightly negative.  In the second half of 2011, we expect that, in aggregate, television advertising spending in our markets will return to growth, driven by the return to growth in all of our markets in the fourth quarter.

We are confident that, in aggregate, we can maintain or increase our audience and market leadership and strengthen our brands which we believe is essential to the value of our operations, while continuing to optimize our costs. We anticipate our full year costs will be flat or down, year-on-year, excluding the impact of the bTV acquisition and investments in new channels.  Following the recovery in our markets, we believe that we will be able to take advantage of the increased television advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment comprises Fiction and Reality and Entertainment Production, Production Services and Distribution and Exhibition.

During the three and six months ended June 30, 2011, we delivered 262 hours and 533 hours of fiction programming to our Broadcast operations, compared to 248 hours and 502 hours in the same periods in 2010. The majority of this programming comprised telenovellas and soap opera shows including ‘The Street’ in the Czech Republic, ‘Love and Honor’ in Romania, and ‘Best Years’ in Croatia, but also included drama series, such as ‘Rose Garden Clinic’ and ‘CSI Andel’ in the Czech Republic, and comedy series and sitcom projects across all of our countries. We delivered a total of 422 hours and 739 hours of reality and entertainment programming to our Broadcast operations in the three and six months ended June 30, 2011, compared to 620 hours and 1,006 hours in the same periods in 2010, with shows such as ‘Got Talent’ in Slovenia and Romania, ‘CS Superstar II’ in the Czech and Slovak Republics, ‘Minute to Win It’ in Slovenia and ‘Masterchef’ in Croatia.  The hours delivered by our fiction and reality and entertainment operations in 2011 reflects the demand from our Broadcast operations.

Our Distribution and Exhibition business licensed 156 hours and 437 hours of original MPE fiction content to third parties worldwide for the three and six months ended June 30, 2011 and expanded into new territories such as Latin America, the United States, CIS and China . The Distribution and Exhibition business has also licensed 78 titles and 149 titles from independent producers to CME broadcasters and third parties for the three and six months ended June 30, 2011, respectively. Our home video distribution unit achieved a 62% market share in Romania during both the three and six months ended June 30, 2011.

The Media Pro Entertainment segment reported net revenues for the three and six months ended June 30, 2011 of US$ 51.3 million and US$ 91.4 million, respectively, compared to US$ 38.3 million and US$ 66.4 million in the same periods in 2010, an increase of 34% and 38%, respectively. On a constant currency basis, net revenues increased by 18% and 28% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

We generated approximately US$ 16.5 million (32% of total MPE segment revenues) and US$ 29.3 million (32% of total MPE segment revenues) of our revenues from third parties during the three and six months ended June 30, 2011, compared to US$ 8.5 million (22% of total MPE segment revenues) and US$ 15.0 million (23% of total MPE segment revenues) during the three and six months ended June 30, 2010.

The Media Pro Entertainment segment reported positive OIBDA of US$ 0.8 million and US$ 1.5 million in the three and six months ended June 30, 2011, respectively, compared to positive OIBDA of US$ 0.2 million and an OIBDA loss of $ 1.9 million in the corresponding periods of 2010, increasing by 391% and 179%, respectively. On a constant currency basis, OIBDA increased 173% and 177% for the three and six months ended June 30, 2011 compared to the same periods in 2010.

Our ability to develop, produce and distribute our content will present us with significant opportunities in a future that will increasingly place a heavy premium on content in an environment of competing distribution channels. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important.

An increase in the types of distribution platforms will present new possibilities for content producers to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional linear broadcasts to new sources of revenues such as subscription TV windows, video-on-demand, direct downloads, international sales, and home video exploitation.

MPE is well positioned to exploit these opportunities. We have created a fully integrated production business that leverages creative talent across all of our countries and allows us to develop, produce and distribute content to maximize revenues and enables us to maintain a high output of quality content.  We have distribution operations in Hungary and Romania, where we are the market leader, both of which will be augmented by our acquisition of Bontonfilm a.s. ("Bontonfilm") in the second quarter. Bontonfilm operates leading distribution businesses in the Czech Republic and the Slovak Republic. We aim to be the market-leading producer, content aggregator and distributor throughout the Central and Eastern European region.

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

Index

The following table sets out our estimates of internet advertising market growth in our countries during the six months ended June 30, 2011.

Country	For the Six Months Ended June 30, 2011
Bulgaria	28%
Croatia	8%
Czech Republic	5%
Romania	32%
Slovak Republic	16%
Slovenia	24%
Total CME Markets	12%

Source: CME estimates

During the six months ended June 30, 2011, we focused on the build and roll-out of Voyo, our content aggregation and distribution platform that offers consumers transactional, subscription and free content. We currently operate Voyo in the Czech Republic and Croatia and during the third quarter we will complete the roll-out to all CME territories, while continuing to improve the library of available content. We believe that Voyo will greatly enhance our New Media segment since it is our core platform for delivering our content and monetizing our audience further through paid online content.

In addition, we improved the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent audience growth of monthly and daily visitors in order to increase revenues and improve the number of advertising clients and consequently, to outperform the local internet market growth. During the second quarter of 2011, we increased the number of average daily non-duplicated unique visitors by 28% year-on-year and the number of advertising clients by 17% year-on-year.

Our New Media segment reported net revenues for the three and six months ended June 30, 2011 of US$ 4.6 million and US$ 7.2 million, compared to US$ 2.9 million and US$ 5.0 million in the same periods in 2010, an increase of 58% and 46%, respectively. On a constant currency basis, net revenues for the three and six months ended June 30, 2011 increased by 37% and 33% compared to the same periods in 2010. We reported OIBDA losses for the three and six months ended June 30, 2011 of US$ 0.5 million and US$ 2.1 million, compared to OIBDA losses of US$ 1.4 million and US$ 4.8 million in the same period in 2010, an increase of 66% and 57%, respectively. On a constant currency basis, OIBDA increased by 70% and 58% for the three and six months ended June 30, 2011 compared to the same periods in 2010.

We are confident that our actions that drive the current audience and advertising revenue growth in the first half will ensure that we will continue to outperform the internet advertising markets in our operating territories in 2011. Furthermore, we will complete our roll-out of Voyo in each of our territories and we believe that this content aggregation and distribution platform will be a key factor in building the paid content market in our territories.

Recent Developments

•
On June 29, 2011, we completed privately negotiated exchanges of US$ 52.3 million aggregate principal amount of our 2008 Convertible Notes for an equal aggregate principal amount of 2011 Convertible Notes, bringing us to a total of US$ 258.5 million of such exchanges during 2011.

•
On June 30, 2011, we completed the acquisition of Bontonfilm, a film, home entertainment, digital and television rights distribution company in the Czech Republic and the Slovak Republic, which has a leading market position in each country.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$26,662	$17,794	49.8%	31.3%
Croatia	19,979	14,785	35.1%	21.4%
Czech Republic	82,668	71,572	15.5%	(2.3)%
Romania	47,015	43,563	7.9%	(6.1)%
Slovak Republic	29,845	24,720	20.7%	6.8%
Slovenia	22,799	18,147	25.6%	11.1%
Total Broadcast	228,968	190,581	20.1%	4.1%
Media Pro Entertainment	51,254	38,315	33.8%	18.0%
New Media	4,612	2,929	57.5%	36.9%
Elimination	(35,178)	(30,099)	(16.9)%	(3.4)%
Total Net Revenues	$249,656	$201,726	23.8%	7.3%

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$45,999	$18,734	145.5%	116.5%
Croatia	32,490	26,510	22.6%	15.9%
Czech Republic	140,374	125,872	11.5%	(1.6)%
Romania	81,369	80,110	1.6%	(5.3)%
Slovak Republic	48,935	42,810	14.3%	6.0%
Slovenia	37,318	31,970	16.7%	8.6%
Total Broadcast	386,485	326,006	18.6%	7.8%
Media Pro Entertainment	91,434	66,358	37.8%	28.0%
New Media	7,233	4,950	46.1%	33.1%
Elimination	(62,724)	(51,947)	(20.7)%	(11.9)%
Total Net Revenues	$422,428	$345,367	22.3%	11.4%

Our net revenues for the three months ended June 30, 2011 increased by US$ 47.9 million, or 24%, compared to the three months ended June 30, 2010. On a constant currency basis, our net revenues for the three months ended June 30, 2011 increased by 7% compared to the same period in 2010. Our net revenues for the six months ended June 30, 2011 increased by US$ 77.1 million, or 22%, compared to the six months ended June 30, 2010 due to the acquisition of the bTV group in Bulgaria in April 2010. On a constant currency basis, our net revenues for the six months ended June 30, 2011 increased by 11% compared to the same period in 2010.

Our Broadcast segment reported revenues of US$ 229.0 million and US$ 386.5 million in the three and six months ended June 30, 2011, representing an increase of 20% and 19% compared to the same periods in 2010. On a constant currency basis, we experienced increases in revenues for the three and six months ended June 30, 2011 of 4% and 8%, respectively. On a constant currency basis, the increase in revenues is mainly attributed to a 17% increase in revenues in Slovenia, which experienced a 2% increase in the television advertising market, and a 23% increase in revenues in Croatia, despite a 5% decline in the local television advertising market, in the six months ended June 30, 2011, as well as the addition of the bTV group in Bulgaria.

Index

Our Media Pro Entertainment segment reported revenues of US$ 51.3 million and US$ 91.4 million in the three and six months ended June 30, 2011, representing an increase of 34% and 38% compared to the same periods in 2010. Revenues increased by 18% and 28% on a constant currency basis in the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting an increase in revenues from Production Services and Distribution, despite an overall decrease in the number of production hours delivered.

Our New Media segment reported revenues of US$ 4.6 million and US$ 7.2 million in the three and six months ended June 30, 2011, representing an increase of 57% and 46% compared to the same periods in 2010. On a constant currency basis, revenues increased by 37% and 33% in the three and six months ended June 30, 2011 compared to the same periods in 2010, mainly due to the expansion of our portfolio of websites and growth of the number of unique visitors and video downloads.

IV (b) Cost of Revenues for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Cost of Revenues
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating costs	$34,536	$27,496	25.6%	9.2%
Cost of programming	122,730	99,166	23.8%	11.2%
Depreciation of property, plant and equipment	14,493	13,075	10.8%	(3.7)%
Amortization of broadcast licenses and other intangibles	7,809	6,545	19.3%	2.4%
Total Cost of Revenues	$179,568	$146,282	22.8%	9.0%

	Cost of Revenues
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating costs	$68,191	$54,776	24.5%	15.3%
Cost of programming	218,761	186,952	17.0%	9.2%
Depreciation of property, plant and equipment	27,910	27,189	2.7%	(2.1)%
Amortization of broadcast licenses and other intangibles	15,436	11,694	32.0%	19.4%
Total Cost of Revenues	$330,298	$280,611	17.7%	9.7%

Cost of revenues: Our total cost of revenues for the three and six months ended June 30, 2011 increased by US$ 33.3 million and US$ 49.7 million, or 23% and 18%, compared to the same periods in 2010. The increase in the six months ended June 30, 2011 is due to our acquisition of the bTV group in Bulgaria in April 2010.

	OPERATING COSTS
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$4,580	$3,496	31.0%	15.0%
Croatia	3,156	2,602	21.3%	8.7%
Czech Republic	9,052	7,393	22.4%	3.4%
Romania	4,722	4,394	7.5%	(6.4)%
Slovak Republic	5,496	3,875	41.8%	25.4%
Slovenia	2,391	2,374	0.7%	(11.0)%
Total Broadcast	29,397	24,134	21.8%	5.9%
Media Pro Entertainment	3,860	2,599	48.5%	28.3%
New Media	1,279	763	67.6%	46.5%
Total Operating Costs	$34,536	$27,496	25.6%	9.2%

Index

	OPERATING COSTS
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$8,711	$4,820	80.7%	64.1%
Croatia	5,711	4,946	15.5%	9.8%
Czech Republic	17,906	14,777	21.2%	8.2%
Romania	10,352	10,049	3.0%	(1.9)%
Slovak Republic	11,211	8,034	39.5%	31.5%
Slovenia	5,164	4,993	3.4%	(2.5)%
Total Broadcast	59,055	47,619	24.0%	14.8%
Media Pro Entertainment	6,805	5,191	31.1%	21.9%
New Media	2,331	1,966	18.6%	9.9%
Total Operating Costs	$68,191	$54,776	24.5%	15.3%

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and six months ended June 30, 2011 increased by US$ 7.0 million and US$ 13.4 million, or 26% and 24%, compared to the same periods in 2010. The increase in the six months ended June 30, 2011 is primarily due to our acquisition of the bTV group in Bulgaria in April 2010 and an increase in transmission costs in the Czech Republic and the Slovak Republic. On a constant currency basis, operating costs increased by 9% and 15% for the three and six months ended June 30, 2011 compared to the same periods in 2010. We limited comparable year-on-year cost increases in constant currency terms through a combination of salary constraints and the deferral of certain expenditures.

	COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$14,861	$11,608	28.0%	13.3%
Croatia	12,497	9,051	38.1%	24.2%
Czech Republic	26,626	22,554	18.1%	0.0%
Romania	29,508	25,471	15.8%	1.7%
Slovak Republic	16,700	16,555	0.9%	(10.5)%
Slovenia	10,518	8,239	27.7%	13.0%
Total Broadcast	110,710	93,478	18.4%	3.7%
Media Pro Entertainment	43,139	32,263	33.7%	19.0%
New Media	2,448	2,174	12.6%	(1.2)%
Elimination	(33,567)	(28,749)	(16.8)%	4.3%
Total Cost of Programming	$122,730	$99,166	23.8%	11.2%

Index

	COST OF PROGRAMMING
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$26,899	$19,183	40.2%	28.9%
Croatia	21,248	16,319	30.2%	23.4%
Czech Republic	48,511	43,240	12.2%	(0.3)%
Romania	51,772	48,663	6.4%	0.2%
Slovak Republic	30,371	31,353	(3.1)%	(9.3)%
Slovenia	18,014	15,741	14.4%	7.2%
Total Broadcast	196,815	174,499	12.8%	4.3%
Media Pro Entertainment	77,439	57,149	35.5%	21.5%
New Media	4,440	5,149	(13.8)%	(19.7)%
Elimination	(59,933)	(49,845)	(20.2)%	(4.1)%
Total Cost of Programming	$218,761	$186,952	17.0%	9.2%

Cost of programming:  Programming costs (including production costs and amortization of programming rights) for the three and six months ended June 30, 2011 increased by US$ 23.6 million and US$ 31.8 million, or 24% and 17%, compared to the same periods in 2010. On a constant currency basis, programming costs increased 11% and 9% compared to the three and six months ended June 30, 2010, respectively, reflecting the acquisition of the bTV group in April 2010 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three and six months ended June 30, 2011 increased by US$ 1.4 million and US$ 0.7 million, or 11% and 3%, compared to the same periods in 2010.  On a constant currency basis, depreciation decreased by 4% and 2% for the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting decreased capital expenditures.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three and six months ended June 30, 2011 increased by US$ 1.3 million and US$ 3.7 million, or 19% and 32%, compared to the same periods in 2010. On a constant currency basis, amortization of broadcast licenses and other intangibles for the three and six months ended June 30, 2011 increased 2% and 19%, respectively, reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010.

IV (c) Selling, General and Administrative Expenses for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$1,453	$1,544	(5.9)%	(17.2)%
Croatia	1,173	1,338	(12.3)%	(21.0)%
Czech Republic	3,144	3,447	(8.8)%	(23.4)%
Romania	3,488	2,957	18.0%	2.1%
Slovak Republic	1,912	2,182	(12.4)%	(30.7)%
Slovenia	1,336	1,129	18.3%	4.6%
Divisional operating costs	238	297	(19.9)%	(34.1)%
Total Broadcast	12,744	12,894	(1.2)%	(15.9)%
Media Pro Entertainment	4,298	3,536	21.5%	3.4%
New Media	1,373	1,415	(3.0)%	(15.4)%
Central	12,514	12,147	3.0%	4.9%
Elimination	(314)	—	(100.0)%	(100.0)%
Total Selling, General and Administrative Expenses	$30,615	$29,992	2.1%	(6.9)%

Index

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$4,460	$2,694	65.6%	54.1%
Croatia	2,710	2,622	3.4%	(1.1)%
Czech Republic	7,444	7,680	(3.1)%	(13.6)%
Romania	6,499	6,129	6.0%	0.5%
Slovak Republic	4,122	4,687	(12.1)%	(21.8)%
Slovenia	2,371	1,761	34.6%	24.8%
Divisional operating costs	745	783	(4.9)%	(14.0)%
Total Broadcast	28,351	26,356	7.6%	(1.4)%
Media Pro Entertainment	7,256	6,335	14.5%	178.1%
New Media	2,551	2,642	(3.4)%	51.6%
Central	22,477	23,104	(2.7)%	(1.6)%
Elimination	(313)	—	(100.0)%	(100.0)%
Total Selling, General and Administrative Expenses	$60,322	$58,437	3.2%	7.9%

Selling, general and administrative expenses for the three and six months ended June 30, 2011 increased by US$ 0.6 million and US$ 1.9 million, or 2% and 3%, compared to the same periods in 2010. Selling, general and administrative expenses include the operations of the bTV group from the date of acquisition in April 2010.

Central costs for the three and six months ended June 30, 2011 increased by US$ 0.4 million and decreased by US$ 0.6 million, or 3% and 3%, respectively, compared to the same periods in 2010, reflecting a overall decrease in acquisition costs during the six months ended June 30, 2011.

Central costs for the six months ended June 30, 2011 and 2010 include charges of US$ 3.1 million and US$ 3.2 million, respectively, in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

IV (e) Operating income for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Operating Income
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating income	$39,473	$25,452	55.1%	28.6%

	Operating Income
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating income	$31,808	$6,319	403.4%	114.0%

Operating income for the three and six months ended June 30, 2011 increased by US$ 14.0 million and US$ 25.5 million compared to the same periods in 2010.

Operating margin for the three and six months ended June 30, 2011 was 16% and 8%, respectively, compared to 13% and 2% to the same periods in 2010.

Index

IV (f) Other income / (expense) items for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Other Income / (Expense)
	For the Three Months Ended June 30, (US$ 000's)
	2011	2010	% Act
Interest income	$637	$527	20.9%
Interest expense	(37,757)	(31,172)	21.1%
Foreign currency exchange gain / (loss), net	4,106	(47,724)	(108.6)%
Change in fair value of derivatives	1,161	2,624	(55.8)%
Other (expense) / income	(90)	69	(230.4)%
Provision for income taxes	(6,718)	(2,689)	(149.8)%
Discontinued operations, net of tax	—	217,619	(100)%
Noncontrolling interest in loss of consolidated subsidiaries	156	463	(66.3)%
Currency translation adjustment, net	22,851	(102,181)	(122.4)%

	Other Income / (Expense)
	For the Six Months Ended June 30, (US$ 000's)
	2011	2010	% Act
Interest income	$1,765	$1,180	49.6%
Interest expense	(93,796)	(62,700)	49.6%
Foreign currency exchange gain / (loss), net	47,371	(38,167)	(224.1)%
Change in fair value of derivatives	1,121	(1,032)	208.6%
Other expense	(802)	(201)	299.0%
Provision for income taxes	(7,650)	(298)	Nm(1)
Discontinued operations, net of tax	—	213,697	(100)%
Noncontrolling interest in loss of consolidated subsidiaries	37	4,077	(99.1)%
Currency translation adjustment, net	131,246	(132,514)	(199.0)%

(1) Number is not meaningful.

Interest income for the six months ended June 30, 2011 increased by US$ 0.6 million compared to the six months ended June 30, 2010, primarily as a result of an increase in interest rates and the movement of foreign exchange rates.

Interest expense for the six months ended June 30, 2011 increased by US$ 31.1 million compared to the same period in 2010, primarily as a result of US$ 25.0 million of losses on the repurchase and refinancing of debt (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements") and additional interest expense associated with the 2010 Fixed Rate Notes.

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

During the six months ended June 30, 2011, we recognized a net gain of US$ 47.4 million, comprised of transaction gains of US$ 68.8 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 52.5 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2011 and June 30, 2011, and transaction gains of US$ 31.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the six months ended June 30, 2010, we recognized a net loss of US$ 38.2 million, comprised of transaction losses of US$ 146.3 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 128.0 million on the Senior Notes due to the strengthening of the dollar against the Euro between January 1, 2010 and June 30, 2010, and transaction losses of US$ 19.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the six months ended June 30, 2011, we recognized a gain of US$ 0.2 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010, and a gain of US$ 0.2 million as a result of the change in fair value of the call option issued in connection with the restructuring of the Bulgarian operations in 2010. The call option strike price now equals the value of the underlying, which is the equity in CME Bulgaria

Index

B.V., so the fair value of the option is US$ nil, and there will be no further changes recognized in earnings. We also recognized a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006, compared to a total derivative loss of US$ 1.0 million for the six months ended June 30, 2010 (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Provision for income taxes:  The provision for income taxes for the six months ended June 30, 2011 was a net charge of US$ 7.7 million, which reflects losses before tax in jurisdictions where we receive no tax relief, and which cannot be offset against profits in other jurisdictions. The net charge for income taxes for the six months ended June 30, 2010 was US$ 0.3 million.

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

Noncontrolling interest in loss of consolidated subsidiaries:  For the six months ended June 30, 2011, we recognized income of US$ 0.0 million in respect of the noncontrolling interest in consolidated subsidiaries compared to a loss of US$ 4.1 million for the six months ended June 30, 2010, primarily reflecting the noncontrolling interest portion of losses in a MPE production and film entity, which more than offset the noncontrolling interest portion of income generated by the bTV group.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar depreciated against the majority of the functional currencies of our operations during the six months ended June 30, 2011. In the six months ended June 30, 2011, we recognized a gain of US$ 131.2 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 132.5 million in the six months ended June 30, 2010.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and June 30 in 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Bulgarian Lev	(8)%	17%
Croatian Kuna	(8)%	15%
Czech Koruna	(10)%	14%
Euro	(8)%	17%
New Romanian Lei	(9)%	21%

The dollar depreciated against the functional currencies of our operations during the six months ended June 30, 2011, and was generally weaker than it was during the six months ended June 30, 2010.  The following table shows the change in the average exchange rate during the period, from the first six months of 2010 to the first six months of 2011.

Change in Average Rates

Bulgarian Lev	(5)%
Croatian Kuna	(4)%
Czech Koruna	(11)%
Euro	(5)%
New Romanian Lei	(5)%

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

Index

IV (h) Condensed consolidated balance sheet as at June 30, 2011 compared to December 31, 2010

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2011	December 31, 2010	Movement
Current assets	$627,067	$612,085	2.4%
Non-current assets	2,546,360	2,328,465	9.4%
Current liabilities	323,959	243,076	33.3%
Non-current liabilities	1,482,927	1,449,722	2.3%
CME Ltd. shareholders’ equity	1,345,520	1,226,879	9.7%
Noncontrolling interests in consolidated subsidiaries	21,021	20,873	0.7%

Current assets:  Current assets at June 30, 2011 increased US$ 15.0 million compared to December 31, 2010, primarily as a result of the net increase in accounts receivable and program rights.

Non-current assets:  Non-current assets at June 30, 2011 increased US$ 217.9 million compared to December 31, 2010, primarily due to currency translation adjustments as a result of the overall weakening of the US dollar during the period.

Current liabilities:  Current liabilities at June 30, 2011 increased US$ 80.9 million compared to December 31, 2010, primarily as a result of an increase in programming liabilities and an increase in deferred revenue following implementation of a sales incentive program in the first quarter of 2011.

Non-current liabilities:  Non-current liabilities at June 30, 2011 increased US$ 33.2 million compared to December 31, 2010, primarily as a result of an increase in the carrying value of our Senior Notes resulting from movement in the spot rate between January 1, 2011 and June 30, 2011.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased US$ 118.6 million compared to December 31, 2010.  We recognized an increase in other comprehensive income of US$ 130.7 million due to the overall impact of the weakening dollar on our foreign currency denominated assets and an increase of US$ 11.8 million in additional paid-in capital for the equity component of the 2011 Convertible Notes.  The increase in CME Ltd. shareholders’ equity was partially offset by the net loss of US$ 20.1 million for the six months ended June 30, 2011, and a decrease in additional paid-in capital of US$ 7.1 million for the reacquisition of the equity component of the 2008 Convertible Notes.  We recognized a stock-based compensation charge of US$ 3.1 million in the six months ended June 30, 2011.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at June 30, 2011 decreased US$ 0.1 million compared to December 31, 2010, primarily due to currency translation adjustments.

Index

V. Liquidity and Capital Resources

V (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 46.5 million during the six months ended June 30, 2011.  The change in cash and cash equivalents is summarized as follows:

For the Six Months Ended June 30, (US$ 000's)
	2011	2010
Net cash generated from / (used in) continuing operating activities	$29,050	$(23,005)
Net cash used in continuing investing activities	(23,074)	(433,696)
Net cash (used in) / received from continuing financing activities	(59,755)	34,936
Net cash used in discontinued operations – operating activities	—	(5,921)
Net cash used in discontinued operations – investing activities	—	307,790
Impact of exchange rate fluctuations on cash	7,234	(10,801)
Net decrease in cash and cash equivalents	$(46,545)	$(130,697)

Operating Activities

Cash generated from continuing operations in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, increased from an outflow of US$ 23.0 million to an inflow of US$ 29.1 million, reflecting our improved results from continuing operations and improved working capital.  We generated positive cash flows in our Broadcast and New Media operations in Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which were partially offset by the negative cash flows of MPE and our Broadcast and New Media operations in Croatia. We also paid interest of US$ 56.2 million on our Senior Notes and Convertible Notes in the six months ended June 30, 2011 compared to US$ 44.5 million in the six months ended June 30, 2010.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2011, compared to June 30, 2010, decreased from US$ 433.7 million to US$ 23.1 million. Our investing cash flows in the six months ended June 30, 2011 primarily comprised US$ 14.3 million relating to capital expenditures and net cash paid for Bontonfilm of US$ 8.0 million. Our investing cash flows in the six months ended June 30, 2010 primarily comprised US$ 415.3 million relating to the acquisition of the bTV group and capital expenditures of US$ 17.0 million.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2011 was US$ 59.8 million compared to cash received of US$ 34.9 million in the six months ended June 30, 2010.  The amount of net cash used in the six months ended June 30, 2011 reflects cash paid in connection with the exchanges of 2008 Convertible Notes and the repurchase of a portion of the 2009 Fixed Rate Notes.  The amount of cash received in the six months ended June 30, 2010 primarily reflected the net cash provided by credit facilities.

Discontinued Operations

Our former Ukraine operations, which were sold in April 2010, incurred an operating cash outflow of US$ 5.9 million and provided US$ 307.8 million of cash from investing activities in the six months ended June 30, 2010.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of June 30, 2011 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,457,838	$13,506	$181,690	$472,917	$789,725
Long-Term Debt – interest (1)	582,109	82,126	217,858	197,005	85,120
Unconditional Purchase Obligations	403,131	113,359	250,689	39,083	—
Operating Leases	33,929	7,116	8,034	5,823	12,956
Capital Lease Obligations	4,971	1,258	1,348	823	1,542
Other Long-Term Obligations	58,129	16,107	17,210	16,541	8,271
Total Contractual Obligations	$2,540,107	$233,472	$676,829	$732,192	$897,614

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at June 30, 2011.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At June 30, 2011, we had commitments in respect of future programming of US$ 399.0 million. This includes contracts signed with license periods starting after June 30, 2011.

Other Long-term Obligations

Other long-term obligations include US$ 48.6 million of digital transmission commitments, US $1.2 million related to an interest rate swap and US$ 8.3 million related to currency swaps (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

V (d) Cash Outlook

Since 2005, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, launch new channels, acquire non-controlling interests in our existing channels and for other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. We still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at June 30, 2011, we had US$ 298.4 million available in cash and credit facilities, including uncommitted overdraft facilities.

We continue to take steps to conserve cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of any economic recovery in our markets. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans and increasing our cash resources through additional debt facilities, refinancing existing credit facilities and the issuance of equity.

Improving our liquidity position and extending the maturity of our debt

As of June 30, 2011, the principal amount of our Senior Notes and Convertible Notes together represented 98.0% of the total principal amount of our total debt outstanding.  None of this debt matures before March 2013.

During the six months ended June 30, 2011 we completed privately negotiated exchanges of US$ 258.5 million aggregate principal amount of our 2008 Convertible Notes for US$ 258.5 million aggregate principal amount of 2011 Convertible Notes, which improved our maturity profile, and repurchased EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes (see Part 1, Note 5, “Long-Term Debt and Other Financing Arrangements”).  We intend to continue to opportunistically refinance our indebtedness should such opportunities appear attractive to us.

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of June 30, 2011, our Coverage Ratio was 1.25 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 361.3 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 262.2 million of this amount for borrowings mainly in the Czech Republic and Romania. This leaves approximately US

Index

$ 99.1 million of additional borrowing capacity available to us at June 30, 2011, including the five-year CZK 1.5 billion (approximately US$ 89.0 million) Secured Revolving Credit Facility, which was undrawn as of June 30, 2011.  Under this facility, CET 21 is subject to maintenance covenants.  Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

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

The ratings for our outstanding debt instruments and our corporate credit are as follows as of July 25, 2011:

	Floating Rate Notes	2009 Fixed Rate Notes and 2008 Convertible Notes	2010 Fixed Rate Notes	Corporate Credit	Outlook
S&P	B-	B-	B	B	stable
Moody’s	Caa1	N/A	Ba3	B3	stable

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 9.7 times at June 30, 2011 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (excluding stock based compensation and including, on a pro forma basis, twelve-months of operations of Bontonfilm) (“pro forma OIBDA”). As of June 30, 2011, our total gross debt of US$ 1,471.6 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 151.7 million and the ratio of total debt less cash to pro forma OIBDA was 8.4 at June 30, 2011.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As of June 30, 2011, our Unrestricted Subsidiaries consist of those subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. (the “Development Financing Holding Company”), the entity that funded these operations, and CME Austria GmbH.

Because our coverage ratio at June 30, 2010 was below 2.0 times, under the covenants in the indentures governing the Senior Notes, we are restricted from making payments or investments from our Restricted Subsidiaries totaling more than EUR 80.0 million (approximately US$ 115.6 million) to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries.

Following the disposal of our operations in Ukraine, we transferred US$ 162.9 million of cash from the Development Financing Holding Company to a Restricted Subsidiary.  The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011. As a result, the Unrestricted Subsidiaries do not require additional financial support and the total cash balance remaining in the Development Financing Holding Company and CME Austria GmbH (US$ 21.5 million at June 30, 2011) is available to our Restricted Subsidiaries at any time.

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

Index

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

We had purchased similar capped call options from BNP Paribas (“BNP”) and Deutsche Bank Securities Inc. (“DB”), however we consider the likelihood of similar loss on the BNP or DB capped calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the capped calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A common stock upon any conversion of the 2008 Convertible Notes.

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

As of June 30, 2011, approximately 15% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at June 30, 2011

Expected Maturity Dates	2011	2012	2013	2014	2015	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	—	544,600
Average interest rate (%)	—	—	—	—	—	10.88%
Variable rate	—	—	—	148,000	—	—
Average interest rate (%)	—	—	—	3.32%	—	—

Total debt in US$ (000's)
Fixed rate	—	—	181,666	—	258,534	—
Average interest rate (%)	—	—	3.50%	—	5.00%	—

Variable Interest Rate Sensitivity as at June 30, 2011

			Yearly interest charge if interest rates increase by(US$ 000s):
Value of Debt as at June 30, 2011 (US$ 000's)	Interest Rate as at June 30, 2011	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
US$ 213.9 million (EUR 148.0 million)	3.32%	$7,110	$9,249	$11,388	$13,527	$15,666	17,805

Index

Item 4.  Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q  is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that the disclosure controls and procedures are effective as of that date.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material effect on our business or consolidated financial statements, including the proceeding described below.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.5 million).We do not believe that it is likely that we will be required to make any further payment.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to reduce the amounts they spend on advertising. This has resulted in a decrease in demand for advertising airtime and a negative impact on our financial position, results of operations and cash flows. While there are some indications that the decline in economic growth rates in several of our operating countries has reached the bottom, any recovery in these countries could be uneven or slow to gain momentum and there are indications that any economic recovery in our markets will generally lag behind Western Europe.  We cannot predict the sustainability of any such recovery should it occur. The absence of a recovery or a weak recovery in our markets will continue to adversely affect our financial position, results of operations and cash flows.

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

We face the risk that indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. Approximately US$ 181.7 million aggregate principal amount of the 2008 Convertible Notes mature in 2013. If we are unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our corporate credit is currently rated B3, our Floating Rate Notes are rated Caa1, and our 2010 Fixed Rate Notes are rated Ba3 by Moody’s Investors Services. Our Floating Rate Notes, 2009 Fixed Rate Notes and 2008 Convertible Notes are rated B-, and our 2010 Fixed Rate Notes and corporate credit are rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with liquidity, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which may have an adverse effect on our financial position, results of operations and cash flows.

If our goodwill, indefinite lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and a decline in stock price and market capitalization. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate, or discount rates increase, we may be required to recognize impairment charges in later periods.

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

Index

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

Index

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

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of June 30, 2011, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 70.2% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 17,622,364 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at July 25, 2011, we had a total of 2.9 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Adrian Sarbu beneficially owns 2,497,767 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,575 unrestricted shares of Class A common stock. An affiliate of Time Warner holds 17,622,364 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock.

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

Index

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

Date: July 27, 2011	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.