Form 10-Q
period 2011-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2011-10-26
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2011
Class A Common Stock, par value $0.08	56,892,114
Class B Common Stock, par value $0.08	7,500,936

Index

THIS PAGE INTENTIONALLY LEFT BLANK

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2011

Index

Part I.  Financial Information

Item 1.  Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$167,417	$244,050
Accounts receivable, net (Note 7)	158,859	209,142
Program rights, net (Note 6)	104,080	80,206
Other current assets (Note 8)	69,629	78,687
Total current assets	499,985	612,085
Non-current assets
Property, plant and equipment, net (Note 9)	231,264	250,902
Program rights, net (Note 6)	285,680	228,855
Goodwill (Note 4)	1,246,641	1,221,302
Broadcast licenses and other intangible assets, net (Note 4)	583,695	595,641
Other non-current assets (Note 8)	27,233	31,765
Total non-current assets	2,374,513	2,328,465
Total assets	$2,874,498	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$219,470	$224,058
Current portion of long-term debt and other financing arrangements (Note 5)	4,070	13,562
Other current liabilities (Note 11)	39,996	5,456
Total current liabilities	263,536	243,076
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,338,441	1,346,222
Other non-current liabilities (Note 11)	96,705	103,500
Total non-current liabilities	1,435,146	1,449,722
Commitments and contingencies (Note 18)
EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2010 – nil)	—	—
56,892,114 shares of Class A Common Stock of $0.08 each (December 31, 2010 –56,878,489)	4,551	4,550
7,500,936 shares of Class B Common Stock of $0.08 each (December 31, 2010 – 7,490,936)	600	599
Additional paid-in capital	1,403,307	1,377,803
Accumulated deficit	(353,311)	(233,818)
Accumulated other comprehensive income	99,697	77,745
Total CME Ltd. shareholders’ equity	1,154,844	1,226,879
Noncontrolling interests	20,972	20,873
Total equity	1,175,816	1,247,752
Total liabilities and equity	$2,874,498	$2,940,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$165,472	$134,354	$587,900	$479,721
Operating expenses:
Operating costs	34,545	29,050	102,736	83,826
Cost of programming	94,983	81,658	313,744	268,610
Depreciation of property, plant and equipment	13,075	13,341	40,985	40,530
Amortization of broadcast licenses and other intangibles (Note 4)	7,957	6,996	23,393	18,690
Cost of revenues	150,560	131,045	480,858	411,656
Selling, general and administrative expenses	27,822	28,654	88,144	87,091
Operating (loss) / income	(12,910)	(25,345)	18,898	(19,026)
Interest income	639	542	2,404	1,722
Interest expense (Note 16)	(35,162)	(31,588)	(128,958)	(94,288)
Foreign currency exchange (loss) / gain, net	(45,919)	62,009	1,452	23,842
Change in fair value of derivatives (Note 12)	3,479	(1,229)	4,600	(2,261)
Other income / (expense)	33	1	(769)	(200)
(Loss) / income from continuing operations before tax	(89,840)	4,390	(102,373)	(90,211)
Credit / (provision) for income taxes	7,644	(973)	(6)	(1,271)
(Loss) / income from continuing operations	(82,196)	3,417	(102,379)	(91,482)
Discontinued operations, net of tax (Note 2)	—	—	—	(3,922)
Gain on disposal of discontinued operations (Note 2)	—	—	—	217,619
Income from discontinued operations	—	—	—	213,697
Net (loss) / income	(82,196)	3,417	(102,379)	122,215
Net loss / (income) attributable to noncontrolling interests	122	(1)	159	4,076
Net (loss) / income attributable to CME Ltd.	$(82,074)	$3,416	$(102,220)	$126,291

Net (loss) / income	(82,196)	3,417	(102,379)	122,215
Currency translation adjustment	(108,686)	154,030	22,560	21,516
Comprehensive (loss) / income	$(190,882)	$157,447	$(79,819)	$143,731
Comprehensive loss / (income) attributable to noncontrolling interests	61	(680)	(449)	3,387
Comprehensive (loss) / income attributable to CME Ltd.	$(190,821)	$156,767	$(80,268)	$147,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
PER SHARE DATA (Note 15):
Net (loss) / income per share:
Continuing operations - Basic	$(1.27)	$0.05	$(1.59)	$(1.37)
Continuing operations - Diluted	(1.27)	0.05	(1.59)	(1.37)
Discontinued operations – Basic	0.00	0.00	0.00	3.34
Discontinued operations - Diluted	0.00	0.00	0.00	3.34
Net (loss) / income attributable to CME Ltd. – Basic	(1.27)	0.05	(1.59)	1.97
Net (loss) / income attributable to CME Ltd. – Diluted	$(1.27)	$0.05	$(1.59)	$1.97

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,393	64,337	64,382	63,918
Diluted	64,393	64,497	64,382	63,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	4,556	—	—	—	4,556
Repurchase of 2008 Convertible Notes	—	—	—	—	(8,383)	—	—	—	(8,383)
Issuance of 2011 Convertible Notes, net of transaction costs	—	—	—	—	11,852	—	—	—	11,852
Reclassification of capped call options	—	—	—	—	17,273	(17,273)	—	—	—
Options exercised	13,625	1	10,000	1	240	—	—	—	242
Dividends	—	—	—	—	—	—	—	(350)	(350)
Other	—	—	—	—	(34)	—	—	—	(34)
Net loss	—	—	—	—	—	(102,220)	—	(159)	(102,379)
Currency translation adjustment	—	—	—	—	—	—	21,952	608	22,560
BALANCE September 30, 2011	56,892,114	$4,551	7,500,936	$600	$1,403,307	$(353,311)	$99,697	$20,972	$1,175,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	—	—	—	—	5,260	—	—	—	5,260
Acquisition of noncontrolling interests - Pro.BG business	—	—	—	—	(34,696)	—	—	31,446	(3,250)
Acquisition of noncontrolling interests - Pro TV, MPI and MV	800,000	64	—	—	(5,568)	—	—	(684)	(6,188)
Adjustments - Media Pro Entertainment	—	—	—	—	—	—	—	(1,099)	(1,099)
Dividends	—	—	—	—	—	—	—	(173)	(173)
Net income / (loss)	—	—	—	—	—	126,291	—	(4,076)	122,215
Currency translation adjustment	—	—	—	—	—	—	20,827	689	21,516
BALANCE September 30, 2010	56,846,176	$4,548	7,490,936	$599	$1,375,583	$(207,702)	$116,739	$20,354	$1,310,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(102,379)	$122,215
Adjustments to reconcile net (loss) / income to net cash generated from / (used in) operating activities:
Income from discontinued operations (Note 2)	—	(213,697)
Depreciation and amortization	275,792	246,083
Loss on extinguishment of debt	25,904	—
Loss on disposal of fixed assets	767	100
Stock-based compensation (Note 14)	4,556	5,078
Change in fair value of derivatives (Note 12)	(4,600)	2,261
Foreign currency exchange (gain), net	(1,452)	(23,842)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable	56,338	39,968
Accounts payable and accrued liabilities	(36,750)	(11,417)
Program rights	(235,767)	(208,774)
Other assets	6,215	16,101
Income taxes payable	2,572	(2,606)
Deferred revenue	28,936	(8,126)
Deferred taxes	(6,616)	(5,172)
VAT and other taxes payable	3,730	389
Net cash generated from / (used in) continuing operating activities	17,246	(41,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,932)	(32,476)
Disposal of property, plant and equipment	701	111
Investments in subsidiaries, net of cash acquired	(8,847)	(411,383)
Net cash used in continuing investing activities	(30,078)	(443,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(73,560)	—
Payment on exchange of Convertible Notes	(32,126)	—
Debt issuance costs	(2,101)	—
Proceeds from credit facilities	67,794	191,078
Payment of credit facilities and capital leases	(23,677)	(142,407)
Payment on settlement of forward currency swaps	(923)	—
Transfers from restricted cash	—	696
Acquisition of noncontrolling interests	—	(6,467)
Proceeds from exercise of stock options	242	—
Excess tax benefits from stock-based compensation arrangements	—	268
Dividends paid to holders of noncontrolling interests	(316)	(128)
Net cash (used in) / received from continuing financing activities	(64,667)	43,040

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	—	(5,921)
NET CASH GENERATED FROM DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	—	307,790
Impact of exchange rate fluctuations on cash	866	(2,771)

Net decrease in cash and cash equivalents	(76,633)	(143,049)
CASH AND CASH EQUIVALENTS, beginning of period	244,050	445,954
CASH AND CASH EQUIVALENTS, end of period	$167,417	$302,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a vertically integrated media and entertainment company operating leading broadcast, content, and new media businesses in Central and Eastern Europe.  Our assets are held through a series of Dutch and Curaçao holding companies. At September 30, 2011, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our content division, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 29 television channels in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analogue, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, four other channels, BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, and several radio channels.  During the nine months ended September 30, 2011, we completed the integration of the operations of PRO BG MEDIA OOD and Ring TV EAD into BTV Media Group EAD (the "bTV group"), of which we own 94.0%.

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

Slovenia

We operate two general entertainment channels, POP TV and KANAL A, and POP NON STOP, a subscription package of six channels which includes POP KINO, POP KINO2, POP BRIO, POP FANI, POP OTO and POP SPOT.

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

Distribution and Exhibition: In addition to having responsibility for selling finished content and formats developed by our production operations to third parties, this subdivision acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations. Our distribution and exhibition operations are also able to generate third-party revenue by distributing our content directly through their cinema and home video operations. MPE owns and operates sixteen cinema screens in Romania. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties, which are expected to generate a significant portion of MPE’s consolidated profits in the short-term. On June 30, 2011, we acquired Bontonfilm a.s. (“Bontonfilm”), a distribution company that distributes theatrical, home entertainment, digital and television film rights in the Czech Republic and the Slovak Republic and has a leading market position in each country (see Note 3, "Acquisitions").

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

New Media

We operate more than 60 websites and distribution platforms across our markets with two principal objectives: to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast segment.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere and operates a series of news portals, ranging from general information to sports or niche sites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

During the first nine months of 2011, we commenced the launch across all our territories of Voyo, an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows.

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

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates.  All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

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

Discontinued Operations

On April 7, 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder, for total consideration of US$ 308.0 million. The results of our former Ukrainian operations have therefore been accounted for as discontinued operations in 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Summarized operating results for the three and nine months ended September 30, 2010 for the Ukraine disposal group are as follows:

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Revenues	$—	$16,888
Cost of revenues	—	(19,473)
Selling, general and administrative expenses	—	(2,223)
Operating loss	—	(4,808)
Foreign exchange gain	—	891
Other income	—	25
Loss before tax	—	(3,892)
Gain on sale	—	217,619
Provision for income tax	—	(30)
Income from discontinued operations	$—	$213,697

Purchased program rights
The costs incurred to acquire program rights are capitalized and amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, we apply an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For programming that is not advertising supported, each program's costs are amortized on a straight-line basis over the license period. For content that is expected to be aired only once, the entire cost is recognized as expense on the first run.

During the third quarter of 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. The impact of this change is a lower amortization charge of approximately US$ 1.7 million for the three and nine months ended September 30, 2011. Had we continued with our estimate to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run from July 1, 2011 to September 30, 2011 our net loss attributable to CME Ltd., basic net loss per common share and diluted net loss per common share would have been US$ (83.7) million, US$ (1.30) and US$ (1.30), respectively, for the three months ended September 30, 2011, and US$ (103.9) million, US$ (1.61) and US$ (1.61), respectively, for the nine months ended September 30, 2011.

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

In September 2011, guidance was issued to simplify how entities test goodwill for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will impact how we perform our goodwill testing, but not the amount of impairment recognized in the consolidated financial statements if goodwill is found to be impaired.

3.  ACQUISITIONS

Acquisition of Pro Digital

On January 31, 2011, we completed the acquisition of 100.0% of Pro Digital S.R.L. (“Pro Digital”), a company that was controlled and majority owned by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts on its PRO TV CHISINAU channel are comprised primarily of rebroadcasts of our PRO TV channel in Romania.  In connection with this transaction, we recorded EUR 0.5 million (approximately US$ 0.7 million at the date of acquisition) of goodwill, which was allocated to the Romania reporting unit in the Broadcast operating segment.

Acquisition of Bontonfilm

On June 30, 2011, we completed the acquisition of 100.0% of the shares of Bontonfilm, a Czech company, from an affiliate of Bancroft Private Equity, LLP and other minority shareholders. The results of Bontonfilm's operations have been included in the consolidated financial statements since that date. Bontonfilm is a theatrical, home entertainment, broadcast television and digital film rights distribution company in the Czech Republic and the Slovak Republic.

The purchase price was set on a debt-free basis and consisted of initial cash consideration of US$ 11.0 million paid at closing, with approximately US$ 3.0 million of cash in the business as of June 30, 2011.  Additional cash consideration of approximately US$ 0.8 million was deposited into escrow and its release in December 2011 is subject to the sellers' indemnity agreement.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at June 30, 2011, which was provisional as of September 30, 2011. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Date of Acquisition (in US$ 000's)
Cash and cash equivalents	$3,011
Property, plant and equipment	384
Program rights	201
Inventory	2,978
Other intangible assets subject to amortization (1)	1,999
Deferred tax assets, net	862
Other assets, net (2)	838
Goodwill (3)	1,477
Total purchase price	$11,750

(1) The other intangible assets subject to amortization consist of distribution relationships with studios and are being amortized on a straight-line basis over an estimated life of 8.5 years.
(2) Amount includes US$ 4.0 million of acquired receivables, which represents management's best estimate of the approximately US$ 7.1 million contractual cash flows expected to be collected at the acquisition date.
(3) No goodwill is deductible for tax purposes.

A change to the acquisition date value of the identifiable net assets during the measurement period affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the third quarter of 2011 with an increase in Goodwill amounting to US$ 0.8 million, net of a US$ 0.8 million decrease in the additional cash consideration recorded as of June 30, 2011. The measurement period adjustments were recorded based on information obtained subsequent to the acquisition related to the closing balance sheet and additional consideration calculation available at the acquisition date.

All of the goodwill was allocated to the Distribution and Exhibition reporting unit in the MPE operating segment, and arises primarily as a result of expected synergies within the reporting unit.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at September 30, 2011 and December 31, 2010 is summarized as follows:

	Gross Balance, December 31, 2010	Accumulated Impairment Losses	Balance, December 31, 2010	Additions/ Adjustments	Foreign Currency	Balance, September 30, 2011	Accumulated Impairment Losses	Gross Balance, September 30, 2011
Broadcast segment:
Bulgaria	$178,377	$(64,044)	$114,333	$—	$1,920	$116,253	$(64,044)	$180,297
Croatia	11,151	(10,454)	697	—	(2)	695	(10,454)	11,149
Czech Republic	917,145	—	917,145	—	21,014	938,159	—	938,159
Romania	63,977	—	63,977	707	(292)	64,392	—	64,392
Slovak Republic	58,425	—	58,425	—	617	59,042	—	59,042
Slovenia	18,920	—	18,920	—	200	19,120	—	19,120
Media Pro Entertainment segment:
Fiction and Reality and Entertainment	14,042	—	14,042	—	(65)	13,977	—	13,977
Production services	14,792	—	14,792	—	(69)	14,723	—	14,723
Distribution and Exhibition	18,971	—	18,971	1,477	(168)	20,280	—	20,280
Total	$1,295,800	$(74,498)	$1,221,302	$2,184	$23,155	$1,246,641	$(74,498)	$1,321,139

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at September 30, 2011 and December 31, 2010 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641
Additions	—	—	—	—	1,999	1,999
Amortization	—	(14,213)	(1,264)	(7,007)	(909)	(23,393)
Foreign currency movements	(103)	6,711	1,625	1,309	(94)	9,448
Balance, September 30, 2011	$53,733	$302,043	$142,033	$80,098	$5,788	$583,695

Our broadcast licenses in Romania and Slovenia have indefinite lives and are subject to annual impairment reviews.  The licenses in Bulgaria have an estimated economic useful life of, and are amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic have an economic useful life of, and are amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic has an economic useful life of, and is amortized on a straight-line basis over, twelve years. The license in Croatia has an economic useful life of, and is amortized on a straight-line basis over, fifteen years.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life, with the exception of those acquired trademarks which we do not intend to use, which have an economic life of, and are being amortized over, between two and five years using the declining balance method. The amortized trademarks had a carrying amount of US$ 4.7 million and US$ 5.8 million as at September 30, 2011 and December 31, 2010, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Gross value	$550,270	$538,884
Accumulated amortization	(157,675)	(132,955)
Net book value of amortized intangible assets	392,595	405,929
Indefinite-lived broadcast licenses and trademarks	191,100	189,712
Total broadcast licenses and other intangible assets, net	$583,695	$595,641

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	September 30, 2011	December 31, 2010
Senior debt	$1,278,663	$1,341,544
Total credit facilities and capital leases	63,848	18,240
Total long-term debt and other financing arrangements	1,342,511	1,359,784
Less current maturities	(4,070)	(13,562)
Total non-current long-term debt and other financing arrangements	$1,338,441	$1,346,222

Senior Debt

Our senior debt comprised the following as of September 30, 2011 and December 31, 2010:

	Carrying Value		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
USD 261.0 million 2011 Convertible Notes	$221,299	$—	$178,658	$—
EUR 170.0 million 2010 Fixed Rate Notes	229,576	227,154	204,300	235,672
EUR 374.6 million 2009 Fixed Rate Notes	508,522	527,414	389,483	533,067
USD 129.7 million 2008 Convertible Notes	119,422	389,218	123,464	391,888
EUR 148.0 million Floating Rate Notes	199,844	197,758	153,880	170,319
	$1,278,663	$1,341,544	$1,049,785	$1,330,946

On February 18, 2011, June 29, 2011 and September 9, 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 3.5% Senior Convertible Notes due 2013 (the “2008 Convertible Notes”) for US$ 261.0 million in aggregate principal amount of 5.0% Senior Convertible Notes due 2015 (the “2011 Convertible Notes” and collectively with the 2008 Convertible Notes, the “Convertible Notes”).  The 2011 Convertible Notes mature on November 15, 2015.

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 229.6 million) of 9.0% Senior Secured Notes due 2017 (the “2010 Fixed Rate Notes”). The 2010 Fixed Rate Notes mature on November 1, 2017.

On September 17, 2009, we issued EUR 200.0 million of 11.625% Senior Notes due 2016 at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 11.625% Senior Notes due 2016 at an issue price of 102.75% (collectively, the “2009 Fixed Rate Notes”). The 2009 Fixed Rate Notes mature on September 15, 2016.  In October and November 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In March 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of debt of US$ 2.4 million, which included the write off of US$ 0.3 million of unamortized debt issuance costs and which is included within interest expense in the Condensed Consolidated Statement of Operations.

On March 10, 2008, we issued US$ 475.0 million of 2008 Convertible Notes, which mature on March 15, 2013.  In addition to the exchange transactions that took place on February 18, 2011, June 29, 2011 and September 9, 2011, we repurchased US$ 49.5 million aggregate principal amount of our 2008 Convertible

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Notes for US$ 47.4 million plus accrued interest in September 2011 as well as US$ 34.8 million aggregate principal amount for US$ 30.7 million plus accrued interest in October 2010.

On May 16, 2007, we issued EUR 150.0 million of Floating Rate Senior Notes due 2014 (the “Floating Rate Notes”, and collectively with the 2010 Fixed Rate Notes and 2009 Fixed Rate Notes, the “Senior Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at September 30, 2011 was 3.32%). The Floating Rate Notes mature on May 15, 2014.  In October 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

Refinancing of 2008 Convertible Notes

On February 18, 2011, June 29, 2011 and September 9, 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2008 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 2011 Convertible Notes. The exchanging holders of the 2008 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million.  Since we determined the terms of the 2011 Convertible Notes to be substantially different from those of the 2008 Convertible Notes, we performed an allocation of the fair value of the consideration transferred between the value of the liability that was extinguished and the reacquisition of the equity component.

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

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the Condensed Consolidated Statement of Operations.  We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component. The amounts we recorded for each transaction are presented in the table below.

Transaction date	February 18, 2011	June 29, 2011	September 9, 2011
Loss on extinguishment	$19,167	$3,424	$16
Unamortized debt costs included in loss on extinguishment	1,851	388	16
Adjustment to additional paid-in capital	6,742	364	26

Repurchase of 2008 Convertible Notes

In September 2011, we repurchased an additional US$ 49.5 million principal amount of our 2008 Convertible Notes during September 2011 for cash payments totaling US$ 47.4 million, including accrued interest. These 2008 Convertible Notes were repurchased by our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”) and have not been canceled. The transactions were accounted for as an extinguishment in the Consolidated Financial Statements. The cash payments were allocated between an amount in respect of the value of the liability that was extinguished and an amount in respect of the reacquisition of the equity component.

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

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the Condensed Consolidated Statement of Operations.  The transactions resulted in a loss on extinguishment of US$ 0.9 million, which included US$ 0.3 million of unamortized debt issuance costs. We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component amounting to US$ 1.3 million.

2011 Convertible Notes

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2011 Convertible Notes as at September 30, 2011 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2011 Convertible Notes.

The 2011 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by our wholly owned subsidiaries CME Media Enterprises N.V. (“CME NV”) and CME BV and are secured by a pledge of shares of those companies.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Prior to August 15, 2015, the 2011 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2011 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2011 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2011 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at September 30, 2011, the 2011 Convertible Notes may not be converted.  In addition, the holders of the 2011 Convertible Notes have the right to put the 2011 Convertible Notes to us for cash equal to the aggregate principal amount of the 2011 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2011 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
As at December 31, 2010	$—	$—	$—	$—
Issuance of 2011 Convertible Notes	261,034	(44,043)	216,991	11,907
Amortization of debt issuance discount	—	4,308	4,308	—
As at September 30, 2011	$261,034	$(39,735)	$221,299	$11,907

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

Fixed Rate Notes

2010 Fixed Rate Notes

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2010 Fixed Rate Notes as at September 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

The 2010 Fixed Rate Notes are secured senior obligations of CET 21 and rank equally with CET 21’s obligations under the Secured Revolving Credit Facility (defined below). The 2010 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2010 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 20, “Indenture Covenants”).

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

2009 Fixed Rate Notes

Interest on the 2009 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2009 Fixed Rate Notes as at September 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

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

Floating Rate Notes

Interest on the Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the Floating Rate Notes as at September 30, 2011 and December 31, 2010 was equal to the outstanding debt multiplied by the traded market price.

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

2008 Convertible Notes

Interest on the 2008 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2008 Convertible Notes as at September 30, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Prior to December 15, 2012, the 2008 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2008 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2008 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2008 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2011, the 2008 Convertible Notes could not be converted.  In addition, the holders of the 2008 Convertible Notes have the right to put the 2008 Convertible Notes to us for cash equal to the aggregate principal amount of the 2008 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

As at December 31, 2010, we had capped call options over 2,940,477 shares of our Class A common stock, 1,583,333 shares from BNP Paribas (“BNP”), and 1,357,144 shares from Deutsche Bank Securities Inc. (“DB”). The amount of shares corresponded to the number of shares of our Class A common stock that we would be entitled to receive on a conversion of the 2008 Convertible Notes at the initial conversion price if we elected to settle the capped call options solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

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

We recorded adjustments to equity totaling US$ 17.3 million in respect of the portion of the capped call options that were no longer exercisable following the privately negotiated exchange transactions on February 18, 2011, June 29, 2011 and September 9, 2011, respectively, described above. Subsequent to the exchange transactions, current shareholders would not suffer dilution to their shareholding until the price of shares of our Class A common stock reaches US$ 151.20 per share. This calculation is based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred. No adjustment to equity was recorded for the repurchase transactions in September 2011 because the 2008 Convertible Notes repurchased in these transactions have not been canceled.

At September 30, 2011, the 1,706,343 remaining capped call options could not be exercised because no conversion of 2008 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at September 30, 2011 was US$ nil.

We separately account for the liability and equity components of the 2008 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2010	$440,200	$(50,982)	$389,218	$110,752
Extinguishment of debt	(310,540)	31,523	(279,017)	(8,383)
Amortization of debt issuance discount	—	9,221	9,221	—
BALANCE September 30, 2011	$129,660	$(10,238)	$119,422	$102,369

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at September 30, 2011 and December 31, 2010:

		September 30, 2011	December 31, 2010
Credit facilities	(a) – (d)	$60,081	$14,004
Capital leases		3,767	4,236
Total credit facilities and capital leases		63,848	18,240
Less current maturities		(4,070)	(13,562)
Total non-current credit facilities and capital leases		$59,778	$4,678

(a) We have an uncommitted multicurrency overdraft facility for EUR 5.0 million (approximately US$ 6.8 million) from Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), as part of a cash pooling arrangement. The cash pooling arrangement with BMG enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.  Under the facility, we are permitted to draw EUR 5.0 million (approximately US$ 6.8 million) in excess of amounts deposited.

As at September 30, 2011, we had deposits of US$ 36.4 million in and drawings of US$ 3.1 million on the BMG cash pool. Drawings on the BMG cash pool did not exceed deposits at any time during the nine months ended September 30, 2011. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.  As at December 31, 2010, we had deposits of US$ 20.3 million in and drawings of US$ 12.3 million on the BMG cash pool.

(b) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 81.8 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period. The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 40.9 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.  We drew CZK 1.0 billion (approximately US$ 54.6 million) under the Secured Revolving Credit Facility on September 26, 2011, which was outstanding on September 30, 2011. We drew a further CZK 500.0 million (approximately US$ 27.3 million) on October 5, 2011, and the facility remains fully drawn (see Note 21, "Subsequent Events"). No amount had been drawn at December 31, 2010. As of September 30, 2011, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal under the Secured Revolving Credit Facility (see Note 12, “Financial Instruments and Fair Value Measurements”).

(c) As at September 30, 2011, and December 31, 2010, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 16.4 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(d) At September 30, 2011, Media Pro Entertainment had an aggregate principal amount of RON 7.5 million (approximately US$ 2.3 million) (December 31, 2010, RON 9.3 million, approximately US$ 2.9 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At September 30, 2011, we had 12 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at September 30, 2011 and December 31, 2010 are net of a fair value adjustment of US$ 1.0 million and US$ 1.2 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At September 30, 2011, the maturity of our Senior Debt and credit facilities was as follows:

2011	$3,325
2012	44
2013	129,685
2014	213,918
2015	301,948
2016 and thereafter	738,126
Total Senior Debt and credit facilities	1,387,046
Net discount	(48,302)
Carrying value of Senior Debt and credit facilities	$1,338,744

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements.  The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2011:

2011	$366
2012	892
2013	617
2014	409
2015	384
2016 and thereafter	1,651
Total undiscounted payments	4,319
Less: amount representing interest	(552)
Present value of net minimum lease payments	$3,767

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.  PROGRAM RIGHTS

Program rights comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Program rights:
Acquired program rights, net of amortization	$270,341	$200,666
Less: current portion of acquired program rights	(104,080)	(80,206)
Total non-current acquired program rights	166,261	120,460
Produced program rights – Feature Films:
Released, net of amortization	2,959	1,373
Completed and not released	500	—
In production	1,326	3,341
Development and pre-production	796	237
Produced program rights – Television Programs:
Released, net of amortization	69,362	71,729
Completed and not released	8,696	13,491
In production	31,237	16,216
Development and pre-production	4,543	2,008
Total produced program rights	119,419	108,395
Total non-current acquired program rights and produced program rights	$285,680	$228,855

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Unrelated customers	$173,728	$221,463
Less: allowance for bad debts and credit notes	(16,228)	(13,202)
Related parties	1,394	884
Less: allowance for bad debts and credit notes	(35)	(3)
Total accounts receivable	$158,859	$209,142

At September 30, 2011, CZK 247.8 million (approximately US$ 13.5 million) (December 31, 2010: CZK 676.0 million, approximately US$ 36.9 million), of receivables were pledged as collateral under the Secured Revolving Credit Facility, the 2010 Fixed Rate Notes and the factoring agreement.  Of this amount, CZK 190.8 million (approximately US$ 10.4 million) (December 31, 2010: CZK 513.2 million, approximately US$ 28.0 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Current:
Prepaid acquired programming	$30,155	$37,692
Other prepaid expenses	10,282	11,083
Income taxes recoverable	3,173	7,956
Deferred tax	9,268	3,835
Capitalized debt costs	5,142	5,940
VAT recoverable	4,862	7,333
Inventory	5,333	2,351
Restricted cash	363	540
Other	1,051	1,957
Total other current assets	$69,629	$78,687

	September 30, 2011	December 31, 2010
Non-current:
Capitalized debt costs	$21,479	$26,937
Deferred tax	2,614	1,378
Other	3,140	3,450
Total other non-current assets	$27,233	$31,765

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Land and buildings	$169,259	$166,082
Machinery, fixtures and equipment	211,883	202,447
Other equipment	34,639	32,258
Software licenses	43,525	40,072
Construction in progress	18,388	17,044
Total cost	477,694	457,903
Less: Accumulated depreciation	(246,430)	(207,001)
Total net book value	$231,264	$250,902

Assets held under capital leases (included in the above)
Land and buildings	$4,705	$4,904
Machinery, fixtures and equipment	3,015	2,587
Total cost	7,720	7,491
Less: Accumulated depreciation	(2,651)	(2,113)
Net book value	$5,069	$5,378

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accounts payable	$35,138	$48,898
Related party accounts payable	2,870	3,335
Programming liabilities	31,004	25,761
Related party programming liabilities	57,166	41,635
Duties and other taxes payable	19,774	17,889
Accrued staff costs	22,929	23,802
Accrued interest payable	18,990	27,162
Income taxes payable	1,203	3,728
Accrued production costs	6,575	3,035
Accrued legal contingencies and professional fees	3,076	3,994
Authors’ rights	4,726	9,534
Other accrued liabilities	16,019	15,285
Total accounts payable and accrued liabilities	$219,470	$224,058

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Current:
Deferred revenue	$33,537	$4,580
Deferred tax	842	672
Derivative liabilities	4,844	180
Other	773	24
Total other current liabilities	$39,996	$5,456

	September 30, 2011	December 31, 2010
Non-current:
Deferred tax	$82,958	$82,624
Related party program liabilities	12,385	9,944
Derivative liabilities	974	10,259
Other	388	673
Total other non-current liabilities	$96,705	$103,500

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

At September 30, 2011, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Call Option” section below), which is carried at fair value using significant level 3 inputs:

Currency Risk

During September 2011, we entered into three forward currency agreements with two counterparties whereby we swapped a fixed amount of CZK for USD. Of these transactions, only one was outstanding as of September 30, 2011, which was settled during October 2011.

These currency swap agreements reduced our exposure to movements in foreign exchange rates on part of the drawings under the Secured Revolving Credit Facility, which primarily corresponded to the payments made to reacquire the 2008 Convertible Notes (see Note 5, "Long-Term Debt and Other Financing Arrangements"). These financial instruments were used to minimize currency risk and were considered an economic hedge of foreign exchange rates. These instruments were not designated as hedging instruments, and so changes in their fair value were recorded in the Condensed Consolidated Statement of Operations and in the Condensed Consolidated Balance Sheet net in other current liabilities.

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 583.7 million), payable on each July 15, October 15, January 15, and April 15 up to the termination

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 507.6 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

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

The fair value of these instruments as at September 30, 2011, was a net US$ 4.8 million liability, which represented a net decrease of US$ 4.4 million from the US$ 9.2 million liability as at December 31, 2010. This change was recognized as a derivative gain in the Condensed Consolidated Statement of Operations amounting to US$ 4.3 million and a foreign exchange gain of US$ 0.1 million.

Interest Rate Risk

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

The fair value of the interest rate swap as at September 30, 2011, was a US$ 1.0 million liability, which represented a net decrease of US$ 0.1 million from the US$ 1.1 million liability as at December 31, 2010, which was recognized as a US$ 0.1 million derivative gain in the Condensed Consolidated Statement of Operations.

Other

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

The option strike price is the fair value of the underlying, which is the equity in CME Bulgaria B.V., so there will be no further changes in the carrying value of the option liability. The fair value of the call option as at September 30, 2011 was US$ nil and the movement from December 31, 2010 was as follows:

Level 3

Balance, December 31, 2010	$180

Gain recorded in earnings	(180)

Ending balance, September 30, 2011	$—

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at September 30, 2011 and December 31, 2010. None were issued and outstanding as at September 30, 2011 and December 31, 2010.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2011 and December 31, 2010. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase up to 600,000 and 250,000 shares of Class A common stock to Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu.

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at September 30, 2011.

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation charged	$1,452	$1,886	$4,556	$5,078
Income tax benefit recognized	—	36	—	145

A summary of option activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,539,062	$35.44	4.95	$2,189
Granted	540,000	22.36
Exercised	(23,625)	10.23
Forfeited	(132,250)	39.09
Outstanding at September 30, 2011	2,923,187	$33.06	4.72	$92
Vested or expected to vest	2,791,974	33.43	4.60	92
Exercisable at September 30, 2011	1,782,810	$37.62	3.53	$92

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.2 million at January 1, 2011.  In the nine months ended September 30, 2011 and 2010, tax benefits of US$ nil and US$ 0.3 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ nil and US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending September 30, 2011 and 2010, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2011 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of September 30, 2011. This amount changes based on the fair value of our common stock.  As of September 30, 2011, there was US$ 10.3 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.2 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2011 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, options were awarded to members of staff, members of executive management and members of our Board of Directors during the nine months ended September 30, 2011.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Fair Value (US$/share)	Exercise Price (US$/share)
May 16, 2011	100,000	0.93	3.0	67.6	10.06	22.38
May 16, 2011	435,000	1.83	5.3	55.7	11.23	22.38
June 14, 2011	5,000	0.79	3.0	67.5	9.01	20.11

The expected stock price volatility was calculated based on an analysis of the historical stock price volatility of our shares and those of our peers for the relevant preceding period. We consider this basis to represent the best indicator of expected volatility over the life of the option. The weighted average fair value of all the grants made in the nine months ended September 30, 2011 was US$ 10.99 per option. The fair value of the option grants made in the nine months ended September 30, 2011 (less expected forfeitures) of US$ 5.1 million is being recognized as an expense in the Condensed Consolidated Statement of Operations over the requisite service period of the awards.

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) / income from continuing operations attributable to CME Ltd.	$(82,074)	$3,416	$(102,220)	$(87,406)
Net income from discontinued operations attributable to CME Ltd.	—	—	—	213,697
Net (loss) / income attributable to CME Ltd.	$(82,074)	$3,416	$(102,220)	$126,291

Weighted average outstanding shares of common stock	64,393	64,337	64,382	63,918
Dilutive effect of employee stock options	—	160	—	—
Common stock and common stock equivalents	64,393	64,497	64,382	63,918

Net (loss) / income per share:
Basic	$(1.27)	$0.05	$(1.59)	$1.97
Diluted	$(1.27)	$0.05	$(1.59)	$1.97

At September 30, 2011, 3,719,900 (December 31, 2010: 1,827,408) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at September 30, 2011.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16.  INTEREST EXPENSE

Interest expense comprised the following for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest on Senior Notes	$22,543	$18,083	$68,195	$54,308
Interest on Convertible Notes	4,842	4,156	13,637	12,468
Interest on capital leases and other financing arrangements	1,035	2,713	2,730	7,697
	28,420	24,952	84,562	74,473

Amortization of capitalized debt issuance costs	1,537	1,387	4,963	4,170
Amortization of issuance discount on Convertible Notes	4,281	5,249	13,529	15,645
Loss on extinguishment of debt (1)	924	—	25,904	—
	6,742	6,636	44,396	19,815
Total interest expense	$35,162	$31,588	$128,958	$94,288

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

Our Broadcast segment generates revenues from the sale of advertising and sponsorship and our New Media segment generates revenues from display and video advertising, paid premium content and subscriptions. Our Media Pro Entertainment segment generates revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties. Media Pro Entertainment also develops, produces and distributes television and film content which is shown on our television channels. In addition, the distribution and exhibition activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

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

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net revenues	2011	2010	2011	2010
Broadcast:
Bulgaria	$17,360	$13,706	$63,359	$32,440
Croatia	9,959	8,181	42,449	34,691
Czech Republic	55,279	47,268	195,653	173,140
Romania	31,056	29,065	112,425	109,175
Slovak Republic	18,204	16,049	67,139	58,859
Slovenia	11,573	9,280	48,891	41,250
Total Broadcast	143,431	123,549	529,916	449,555
Media Pro Entertainment	35,141	26,510	126,575	92,868
New Media	3,246	2,111	10,479	7,061
Intersegment revenues (1)	(16,346)	(17,816)	(79,070)	(69,763)
Total net revenues	$165,472	$134,354	$587,900	$479,721

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
OIBDA	2011	2010	2011	2010
Broadcast:
Bulgaria	$(715)	$(3,312)	$5,215	$(11,120)
Croatia	(1,960)	(1,508)	861	1,420
Czech Republic	21,077	13,755	87,591	74,447
Romania	4,625	4,319	17,371	19,589
Slovak Republic	(1,547)	(3,842)	1,684	(4,955)
Slovenia	(372)	(657)	11,397	8,849
Divisional operating costs	(973)	(530)	(1,717)	(1,317)
Total Broadcast	20,135	8,225	122,402	86,913
Media Pro Entertainment	218	(2,185)	1,703	(4,063)
New Media	(1,033)	(1,562)	(3,122)	(6,369)
Central	(9,726)	(8,256)	(31,969)	(31,123)
Elimination	(696)	(709)	(3,176)	(2,811)
Total OIBDA	$8,898	$(4,487)	$85,838	$42,547

Reconciliation to Condensed Consolidated Statement of Operations:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total OIBDA	$8,898	$(4,487)	$85,838	$42,547
Depreciation of property, plant and equipment	13,851	13,862	43,547	42,883
Amortization of intangible assets	7,957	6,996	23,393	18,690
Operating (loss) / income	(12,910)	(25,345)	18,898	(19,026)
Interest expense, net	(34,523)	(31,046)	(126,554)	(92,566)
Foreign currency exchange (loss) / gain, net	(45,919)	62,009	1,452	23,842
Change in fair value of derivatives	3,479	(1,229)	4,600	(2,261)
Other income / (expense)	33	1	(769)	(200)
Credit / (provision) for income taxes	7,644	(973)	(6)	(1,271)
(Loss) / income from continuing operations	$(82,196)	$3,417	$(102,379)	$(91,482)

We do not rely on any single major customer or group of major customers.

18.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At September 30, 2011, we had total commitments of US$ 365.6 million (December 31, 2010: US$ 420.1 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$365,568	$93,387	$224,587	$47,491	$103

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

b) Operating Lease Commitments

For the nine months ended September 30, 2011 and 2010, we incurred aggregate rent expense on all facilities of US$ 8.5 million and US$ 5.6 million, respectively.  Future minimum operating lease payments at September 30, 2011 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2011
2011	$2,174
2012	5,597
2013	3,795
2014	3,337
2015	2,170
2016 and thereafter	12,233
Total	$29,306

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 16.4 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at September 30, 2011, there were no drawings under this facility (see also Note 5, “Long-term Debt and Other Financing Arrangements” and Note 7, “Accounts Receivable”).

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet has filed an appeal. We do not believe that it is likely that we will be required to make any further payment.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 4.4% of our outstanding shares of Class A common stock; and Time Warner Inc. (“Time Warner”), who is represented on our Board of Directors and is the beneficial owner of approximately 34.4% of our outstanding shares of Class A common stock and Class B common stock.

Related Party Transactions

Adrian Sarbu

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Purchases of programming and services	$1,229	$1,549	$3,636	$3,965
Sales	225	166	960	667

	As at	As at
	September 30, 2011	December 31, 2010
Accounts payable	$682	$896
Accounts receivable	720	583

In addition, on January 31, 2011, we completed the acquisition of 100.0% of Pro Digital S.R.L. (“Pro Digital”), a company controlled by Adrian Sarbu, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition) (see Note 3, “Acquisitions”).

Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Purchases of programming	$35,127	$24,532	$51,360	$32,610
Sales	59	41	119	41

	As at	As at
	September 30, 2011	December 31, 2010
Accounts payable	$70,835	$50,490
Accounts receivable	145	46

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

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of September 30, 2011, our Unrestricted Subsidiaries consisted of those entities that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. As at September 30, 2011, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 115.6 million) to our Unrestricted Subsidiaries. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of September 30, 2011, there was US$ 5.6 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Below is selected financial information for CME Ltd., its Restricted Subsidiaries and its Unrestricted Subsidiaries as required by the 2007 Indenture, the 2009 Indenture, the 2010 Indenture, and the 2011 Indenture:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended September 30, 2011
Net revenues	$165,513	$—	$(41)	$165,472
Depreciation of property, plant and equipment	13,075	—	—	13,075
Amortization of broadcast licenses and other intangibles	7,957	—	—	7,957
Operating loss	(12,821)	(89)	—	(12,910)
Net loss attributable to CME Ltd.	$(82,000)	$(74)	$—	$(82,074)

	For the Nine Months Ended September 30, 2011
Net revenues	$584,889	$3,092	$(81)	$587,900
Depreciation of property, plant and equipment	39,670	1,315	—	40,985
Amortization of broadcast licenses and other intangibles	23,393	—	—	23,393
Operating income / (loss)	24,221	(5,323)	—	18,898
Net loss attributable to CME Ltd.	$(91,801)	$(10,419)	$—	$(102,220)

Consolidated Balance Sheet:
	As at September 30, 2011
Cash and cash equivalents	$161,794	$5,623	$—	$167,417
Third Party Debt (1)	1,342,511	—	—	1,342,511
Total assets	3,055,677	7,935	(189,114)	2,874,498
Total CME Ltd. shareholder’s equity	$1,335,534	$3,581	$(184,271)	$1,154,844

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended September 30, 2010
Net revenues	$133,735	$737	$(118)	$134,354
Depreciation of property, plant and equipment	12,444	897	—	13,341
Amortization of broadcast licenses and other intangibles	6,996	—	—	6,996
Operating loss	(17,152)	(8,183)	(10)	(25,345)
Net income / (loss) attributable to CME Ltd.	$7,592	$(4,166)	$(10)	$3,416

	For the Nine Months Ended September 30, 2010
Net revenues	$478,823	$2,681	$(1,783)	$479,721
Depreciation of property, plant and equipment	37,815	2,715	—	40,530
Amortization of broadcast licenses and other intangibles	18,690	—	—	18,690
Operating income / (loss)	5,641	(24,621)	(46)	(19,026)
Net (loss) / income attributable to CME Ltd.	$(127,134)	$253,471	$(46)	$126,291

Consolidated Balance Sheet:
	As at December 31, 2010
Cash and cash equivalents	$219,789	$24,261	$—	$244,050
Third Party Debt (1)	1,359,330	454	—	1,359,784
Total assets	3,212,077	37,942	(309,469)	2,940,550
Total CME Ltd. shareholder’s equity	$1,493,511	$(36,981)	$(229,651)	$1,226,879

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd consolidated group.

21. SUBSEQUENT EVENTS

On October 5, 2011, we drew a further CZK 500.0 million (approximately US$ 27.3 million) under the Secured Revolving Credit Facility. The facility remains fully drawn.

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

As used herein, the term “Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2009 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2010 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the Floating Rate Notes, 2009 Fixed Rate Notes and 2010 Fixed Rate Notes; the term “2011 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2008 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2008 Convertible Notes and the 2011 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and Central European Media Enterprises Ltd. ("CME Ltd.") and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a vertically integrated media and entertainment company operating broadcasting, content and new media businesses in Central and Eastern Europe.

The following tables provide a summary of our results for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, (US$ 000's)
	2011	2010	Movement
Net revenues	$165,472	$134,354	23.2%
Cost of revenues	(150,560)	(131,045)	(14.9)%
Selling, general and administrative expenses	(27,822)	(28,654)	2.9%
Operating loss	(12,910)	(25,345)	49.1%
(Loss) / income from continuing operations	$(82,196)	$3,417	Nm (2)

	For the Nine Months Ended September 30, (US$ 000's)
	2011	2010	Movement
Net revenues	$587,900	$479,721	22.6%
Cost of revenues	(480,858)	(411,656)	(16.8)%
Selling, general and administrative expenses	(88,144)	(87,091)	(1.2)%
Operating income	18,898	(19,026)	Nm (2)
Loss from continuing operations	$(102,379)	$(91,482)	(11.9)%

	For the Nine Months Ended September 30, (US$ 000's)
	2011	2010	Movement
Net cash generated from / (used in) continuing operating activities	$17,246	$(41,439)	Nm (2)
Capital expenditures, net	(21,231)	(32,365)	34.4%
Free cash flow(1)	$(3,985)	$(73,804)	94.6%

(1) Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.

(2) Number is not meaningful.

III. Our Business

We manage our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment, our content division, and New Media.  These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our Broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

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

OIBDA and free cash flow may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Part 1, Item 1, Note 17, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we

Index

operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$143,431	$123,549	16.1%	5.1%
Media Pro Entertainment	35,141	26,510	32.6%	20.9%
New Media	3,246	2,111	53.8%	38.9%
Intersegment revenues	(16,346)	(17,816)	8.3%	16.0%
Total Net Revenues	$165,472	$134,354	23.2%	11.5%

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$529,916	$449,555	17.9%	7.1%
Media Pro Entertainment	126,575	92,868	36.3%	26.0%
New Media	10,479	7,061	48.4%	34.8%
Intersegment revenues	(79,070)	(69,763)	(13.3)%	(4.7)%
Total Net Revenues	$587,900	$479,721	22.6%	11.4%

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$20,135	$8,225	144.8%	129.5%
Media Pro Entertainment	218	(2,185)	Nm (1)	Nm (1)
New Media	(1,033)	(1,562)	33.9%	40.8%
Central	(9,726)	(8,256)	(17.8)%	(13.1)%
Intersegment elimination	(696)	(709)	1.8%	12.6%
Consolidated OIBDA	$8,898	$(4,487)	Nm (1)	Nm (1)

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast	$122,402	$86,913	40.8%	22.7%
Media Pro Entertainment	1,703	(4,063)	Nm (1)	Nm (1)
New Media	(3,122)	(6,369)	51.0%	53.2%
Central	(31,969)	(31,123)	(2.7)%	(0.6)%
Intersegment elimination	(3,176)	(2,811)	(13.0)%	(4.7)%
Consolidated OIBDA	$85,838	$42,547	101.7%	58.0%
(1) Number is not meaningful.

Index

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We experienced an overall 2% growth in real GDP in our territories during the nine months ended September 30, 2011, with variances ranging from between 0% in Croatia and 3% in the Slovak Republic. This growth was largely driven by external demand in our territories. Real private consumption, in the aggregate, remained flat overall during the nine months ended September 30, 2011, with variances ranging from between slightly negative in Romania and the Czech Republic and positive 1% in Bulgaria. On a constant currency basis, the television advertising spending in some of our markets continued to lag behind private consumption and declined 1% during the nine months ended September 30, 2011, with variances ranging from negative 7% in Romania to positive 5% in the Czech Republic.  The following table sets out our estimates of real GDP, real private consumption and television advertising market growth / (decline) in the countries of our principal Broadcasting operations during the nine months ended September 30, 2011.

	For the Nine Months Ended September 30, 2011
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	2%	1%	(5)%
Croatia	0%	0%	(3)%
Czech Republic	2%	(0)%	5%
Romania	2%	(0)%	(7)%
Slovak Republic	3%	0%	(3)%
Slovenia	1%	0%	2%
Total CME Markets	2%	(0)%	(1)%

Source: CME estimates

We are continuing with our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage.  During the third quarter of 2011, our channels in Croatia increased their prime time audience share by 5 points to 32% and subsequently increased their share of the television advertising market. Our channels in Bulgaria, Romania, the Slovak Republic and Slovenia had fairly stable audience shares and also increased their shares of the television advertising markets.  In the Czech Republic, our prime time audience share of 41% reflects the decision to adjust our audience to the consumption of advertising. Earlier this year we chose not to discount heavily in the Czech Republic; and as a result, our market share declined slightly year-on-year from 68% to 67% for the three months ended September 30, 2011, but grew 1 point from the second quarter. During the third quarter, our competitors continued to discount while our cost per point ("CPP") increased by 1%. We anticipate that our market share in the Czech Republic will increase following the the enactment of legislation that restricts the sale of advertising on the public broadcaster's channels. As a result, we expect that advertising budgets will be redirected to private-owned television stations.
The Broadcast segment reported net revenues for the three and nine months ended September 30, 2011 of US$ 143.4 million and US$ 529.9 million, compared to US$ 123.5 million and US$ 449.6 million in the same periods in 2010 with increases of 16% and 18%, respectively. On a constant currency basis, net revenues for the three and nine months ended September 30, 2011 increased 5% and 7%, respectively, compared to the same periods in 2010. The increase in net revenues was primarily due to the acquisition of the bTV group in Bulgaria in the second quarter of 2010, partially offset by the continuing difficult market conditions that we are experiencing in Romania.

Costs charged in arriving at OIBDA increased 7% and 12%, respectively, in the three and nine months ended September 30, 2011, compared to the same periods in 2010. On a constant currency basis, costs for the three and nine months ended September 30, 2011 decreased 3% and increased 3%, respectively, compared to the same periods in 2010 primarily due to the acquisition of the bTV group in Bulgaria and new channel launches such as DOMA in Croatia. Excluding the impact of the bTV acquisition and investments in new channels, costs decreased by 4% on a constant currency basis in the nine months ended September 30, 2011. This decrease is consistent with our expectations for the full year and in line with our performance for the full year in 2010 compared to 2009. We are able to manage our programming costs largely due to our ability to control our local content production, which represents a large proportion of our programming costs. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.

Our Broadcast segment generated OIBDA of US$ 20.1 million and US$ 122.4 million in the three and nine months ended September 30, 2011, compared to US$ 8.2 million and US$ 86.9 million in the corresponding periods in 2010, increasing by 145% and 41% for the three and nine months ended September 30, 2011, respectively. On a constant currency basis, OIBDA increased 130% and 23% for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

In 2011, we currently expect nominal GDP growth to increase in all our territories. The local currency television advertising spending in our operating territories in the nine months ended September 30, 2011 remained slightly negative, on average.  In the fourth quarter of 2011, we expect that, in the aggregate, television advertising spending in our markets will grow by 2%.

We are confident that, in the aggregate, we can maintain or increase our audience and market leadership and strengthen our brands which we believe is essential to the value of our operations, while continuing to optimize our costs. We anticipate our full year costs will be down, year-on-year, excluding the impact of the bTV acquisition and investments in new channels.  Following the recovery in our markets, we believe that we will be able to take advantage of the increased television advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.

Index

Regulatory Developments - Broadcast

In September 2011, NOVA CINEMA in the Czech Republic was granted a national terrestrial digital license as a replacement for its current license, which expires at the time the digital switchover is completed in November 2011. The new license is valid until 2023. In addition, on September 6, 2011, legislation was approved by the Czech parliament which restricts the amount of advertising that may be shown on the public channels CT 4 and CT 2. Pursuant to the regulation, no advertising may be shown on the public channels CT 1 and CT 24. Also included in the legislation is the requirement that national private broadcasters must annually contribute to the Czech cinematography fund in an amount equal to 2% of their net advertising revenues. Our production operations in the Czech Republic are entitled to apply for financing from the fund. In the Slovak Republic, the analog switch-off, which was forecast for the end of 2011, occurred in July 2011. In July 2011, legislation implementing the European Union Audiovisual Media Services Directive (the “AVMS”) did not pass a vote of the Slovenian parliament. New legislation to implement the AVMS has been introduced to parliament. In Croatia, a public tender was announced in August 2011 regarding the selection of a network operator for two of Croatia's multiplexes. The deadline for submitting a tender is October 13, 2011 and the process is expected to be completed by November 2011.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment is comprised of Fiction and Reality and Entertainment Production, Production Services and Distribution and Exhibition divisions.

During the three and nine months ended September 30, 2011, we delivered 109 hours and 641 hours, respectively, of fiction programming to our Broadcast operations, compared to 146 hours and 649 hours in the same periods in 2010. This programming comprised telenovellas and soap opera shows such as ‘The Street’ in the Czech Republic and 'Lara's Choice' in Croatia; drama series such as ‘Rose Garden Clinic’ and 'Expozitura' in the Czech Republic and 'Rose Garden Clinic' in the Slovak Republic; and comedy series and sitcom projects such as 'Headnuts' in Slovenia and 'Zita in Trouble' in the Slovak Republic. We delivered a total of 256 hours and 994 hours, respectively, of reality and entertainment programming to our Broadcast operations in the three and nine months ended September 30, 2011, compared to 307 hours and 1,313 hours in the same periods in 2010, with shows such as ‘The Farm’ and 'Come Dine with Me' in the Slovak Republic, ‘The Voice’ and 'Please Help Yourself' in Romania, ‘Got Talent’ in Croatia, and ‘Minute to Win It’ in Slovenia.  The hours delivered by our fiction and reality and entertainment operations in 2011 reflects the demand from our Broadcast operations.

Our Distribution and Exhibition business licensed 306 hours and 745 hours, respectively, of original MPE fiction content to third parties worldwide for the three and nine months ended September 30, 2011, compared to 281 hours and 479 hours in the same periods in 2010, following our expansion into new territories such as Latin America, the United States, CIS and China, mostly with the export of our novellas. The Distribution and Exhibition business has also licensed 70 titles and 219 titles, respectively, from independent producers to CME broadcasters and third parties in the three and nine months ended September 30, 2011. Our home video distribution unit achieved a 62% market share in Romania during both the three and nine months ended September 30, 2011.

The Media Pro Entertainment segment reported net revenues for the three and nine months ended September 30, 2011 of US$ 35.1 million and US$ 126.6 million, respectively, compared to US$ 26.5 million and US$ 92.9 million in the same periods in 2010, an increase of 33% and 36%, respectively. On a constant currency basis, net revenues increased by 21% and 26% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

We generated approximately US$ 19.1 million (54% of total MPE segment revenues) and US$ 48.4 million (38% of total MPE segment revenues) of our revenues from third parties during the three and nine months ended September 30, 2011, compared to US$ 8.1 million (31% of total MPE segment revenues) and US$ 23.1 million (25% of total MPE segment revenues) during the three and nine months ended September 30, 2010. The increase in the proportion of our third party revenues primarily reflects our recent acquisition of Bontonfilm a.s. ("Bontonfilm") in the second quarter of 2011.

The Media Pro Entertainment segment reported a positive OIBDA of US$ 0.2 million and US$ 1.7 million in the three and nine months ended September 30, 2011, respectively, compared to an OIBDA loss of US$ 2.2 million and a loss of US$ 4.1 million in the corresponding periods of 2010, an improvement of US$ 2.4 million and US$ 5.8 million, respectively. On a constant currency basis, OIBDA improved US$ 2.5 million and US$ 5.7 million for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

Our ability to develop, produce and distribute our content will present us with significant opportunities in a future that will increasingly place a heavy premium on content in an environment of new and emerging distribution channels. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important.

An increase in the types of distribution platforms will present new possibilities for content producers to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional linear broadcasts, to new sources of revenues such as direct response, e-commerce, video-on-demand, direct downloads, subscription TV windows, home video exploitation and international sales.

Media Pro Entertainment is well positioned to exploit these opportunities. We have created a fully integrated production business that leverages creative talent across all of our countries, allows us to develop, produce and distribute content to maximize revenues, and enables us to maintain a high output of quality content.  Following our integration of Bontonfilm in the third quarter, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania, where we are the market leader. Bontonfilm operates leading distribution businesses in the Czech Republic and the Slovak Republic. We aim to be the market-leading producer, content aggregator and distributor in all traditional and digital windows throughout the Central and Eastern European region.

Index

New Media

Our New Media segment comprises an internet business in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations. We currently own and operate over sixty websites across our markets and we have recently launched our video-on-demand service, Voyo, in all our territories. We continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms.

The following table sets out our estimates of internet advertising market growth in our countries during the nine months ended September 30, 2011.

Country	For the Nine Months Ended September 30, 2011
Bulgaria	23%
Croatia	9%
Czech Republic	6%
Romania	24%
Slovak Republic	15%
Slovenia	23%
Total CME Markets	11%

Source: CME estimates

During the nine months ended September 30, 2011, we focused on the build and roll-out of Voyo, our content aggregation and distribution platform that offers consumers transactional, subscription and free content. We operate Voyo in each of our territories and we aim to improve the library of available content and increasing distribution. We believe that Voyo will greatly enhance our New Media segment since it is our core platform for delivering our content and monetizing our audience further through paid online content.

In addition, we improved the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and improve the number of advertising clients and consequently, to outperform the local internet market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During the third quarter of 2011, we increased the number of average daily non-duplicated unique visitors by 25% year-on-year and the number of advertising clients by 18% year-on-year in the countries where we operate.

Our New Media segment reported net revenues for the three and nine months ended September 30, 2011 of US$ 3.2 million and US$ 10.5 million, compared to US$ 2.1 million and US$ 7.1 million in the same periods in 2010, an increase of 54% and 48%, respectively. On a constant currency basis, net revenues for the three and nine months ended September 30, 2011 increased by 39% and 35% compared to the same periods in 2010. We reported OIBDA losses for the three and nine months ended September 30, 2011 of US$ 1.0 million and US$ 3.1 million, compared to OIBDA losses of US$ 1.6 million and US$ 6.4 million in the same period in 2010, an improvement of 34% and 51%, respectively. On a constant currency basis, OIBDA improved by 41% and 53% for the three and nine months ended September 30, 2011 compared to the same periods in 2010.

We are confident that our actions that led to the current audience and advertising revenue growth in the first nine months of the year will enable us to continue to outperform the internet advertising markets in our operating territories in 2011. We believe the completion of our roll-out of Voyo in each of our territories will be a key factor in building the e-commerce and paid content market in our territories.

Recent Developments

•
On September 9, 2011, we continued our program of extending the maturity profile of our debt by completing a further US $2.5 million of privately negotiated exchanges of our 2008 Convertible Notes for an equal aggregate principal amount of 2011 Convertible Notes. This reduced the outstanding liability of our 2008 Convertible Notes to US$ 179.2 million with a total of US$ 261.0 million of such exchanges during 2011.

•
Additionally, we further reduced our refinancing risk by repurchasing US $49.5 million aggregate principal amount of our 2008 Convertible Notes for cash consideration of US$ 47.4 million, including accrued interest. The outstanding balance sheet liability of our 2008 Convertible Notes at September 30, 2011 is now US$ 129.7 million.

•
We drew CZK 1.0 billion (approximately US$ 54.6 million) under the Secured Revolving Credit Facility on September 26, 2011, which remained outstanding on September 30, 2011. We drew a further CZK 500.0 million (approximately US$ 27.3 million) on October 5, 2011, and the facility remains fully drawn.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$17,360	$13,706	26.7%	15.3%
Croatia	9,959	8,181	21.7%	14.1%
Czech Republic	55,279	47,268	16.9%	4.8%
Romania	31,056	29,065	6.9%	(3.6)%
Slovak Republic	18,204	16,049	13.4%	3.8%
Slovenia	11,573	9,280	24.7%	14.0%
Total Broadcast	143,431	123,549	16.1%	5.1%
Media Pro Entertainment	35,141	26,510	32.6%	20.9%
New Media	3,246	2,111	53.8%	38.9%
Elimination	(16,346)	(17,816)	8.3%	16.0%
Total Net Revenues	$165,472	$134,354	23.2%	11.5%

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$63,359	$32,440	95.3%	74.5%
Croatia	42,449	34,691	22.4%	15.4%
Czech Republic	195,653	173,140	13.0%	0.0%
Romania	112,425	109,175	3.0%	(4.7)%
Slovak Republic	67,139	58,859	14.1%	5.4%
Slovenia	48,891	41,250	18.5%	9.8%
Total Broadcast	529,916	449,555	17.9%	7.1%
Media Pro Entertainment	126,575	92,868	36.3%	26.0%
New Media	10,479	7,061	48.4%	34.8%
Elimination	(79,070)	(69,763)	(13.3)%	(4.7)%
Total Net Revenues	$587,900	$479,721	22.6%	11.4%

Our net revenues for the three months ended September 30, 2011 increased by US$ 31.1 million, or 23%, compared to the three months ended September 30, 2010, or 12% on a constant currency basis. Our net revenues for the nine months ended September 30, 2011 increased by US$ 108.2 million, or 23%, compared to the nine months ended September 30, 2010 due to the acquisition of the bTV group in Bulgaria in April 2010. On a constant currency basis, our net revenues for the nine months ended September 30, 2011 increased by 11% compared to the same period in 2010.

Our Broadcast segment reported revenues of US$ 143.4 million and US$ 529.9 million in the three and nine months ended September 30, 2011, representing increases of 16% and 18%, respectively, compared to the same periods in 2010. On a constant currency basis, we experienced increases in revenues for the three and nine months ended September 30, 2011 of 5% and 7%, respectively. On a constant currency basis, the increase in revenues is mainly attributed to a 19% increase in revenues in Slovenia, which experienced a 2% increase in the television advertising market, and a 22% increase in revenues in Croatia, despite a 3% decline in the local television advertising market, in the nine months ended September 30, 2011, as well as the addition of the bTV group in Bulgaria.

Index

Our Media Pro Entertainment segment reported revenues of US$ 35.1 million and US$ 126.6 million in the three and nine months ended September 30, 2011, representing increases of 33% and 36% compared to the same periods in 2010. Revenues increased by 21% and 26% on a constant currency basis in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting an increase in revenues from Production Services and Distribution, despite an overall decrease in the number of production hours delivered.

Our New Media segment reported revenues of US$ 3.2 million and US$ 10.5 million in the three and nine months ended September 30, 2011, representing increases of 54% and 48%, respectively, compared to the same periods in 2010. On a constant currency basis, revenues increased by 39% and 35% in the three and nine months ended September 30, 2011 compared to the same periods in 2010, mainly due to the expansion of our portfolio of websites and growth of the number of unique visitors and video downloads.

IV (b) Cost of Revenues for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Cost of Revenues
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating costs	$34,545	$29,050	18.9%	7.1%
Cost of programming	94,983	81,658	16.3%	5.3%
Depreciation of property, plant and equipment	13,075	13,341	(2.0)%	(12.4)%
Amortization of broadcast licenses and other intangibles	7,957	6,996	13.7%	1.8%
Total Cost of Revenues	$150,560	$131,045	14.9%	3.7%

	Cost of Revenues
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating costs	$102,736	$83,826	22.6%	12.4%
Cost of programming	313,744	268,610	16.8%	7.3%
Depreciation of property, plant and equipment	40,985	40,530	1.1%	(7.3)%
Amortization of broadcast licenses and other intangibles	23,393	18,690	25.2%	12.7%
Total Cost of Revenues	$480,858	$411,656	16.8%	7.2%

Cost of revenues: Our total cost of revenues for the three and nine months ended September 30, 2011 increased by US$ 19.5 million and US$ 69.2 million, or 15% and 17%, compared to the same periods in 2010. The increase in the nine months ended September 30, 2011 is due to our acquisition of the bTV group in Bulgaria in April 2010.

Index

	OPERATING COSTS
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$4,499	$4,131	8.9%	(2.0)%
Croatia	2,833	2,214	28.0%	18.8%
Czech Republic	9,315	7,488	24.4%	9.8%
Romania	5,191	4,563	13.8%	2.4%
Slovak Republic	4,710	4,467	5.4%	(4.1)%
Slovenia	3,356	2,552	31.5%	19.2%
Total Broadcast	29,904	25,415	17.7%	5.8%
Media Pro Entertainment	3,500	2,904	20.5%	9.9%
New Media	1,141	731	56.1%	40.5%
Total Operating Costs	$34,545	$29,050	18.9%	7.1%

	OPERATING COSTS
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$13,210	$8,951	47.6%	33.4%
Croatia	8,544	7,160	19.3%	12.5%
Czech Republic	27,221	22,265	22.3%	8.6%
Romania	15,543	14,612	6.4%	(0.4)%
Slovak Republic	15,921	12,501	27.4%	18.4%
Slovenia	8,520	7,545	12.9%	5.0%
Total Broadcast	88,959	73,034	21.8%	11.6%
Media Pro Entertainment	10,305	8,095	27.3%	17.6%
New Media	3,472	2,697	28.7%	18.3%
Total Operating Costs	$102,736	$83,826	22.6%	12.4%

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and nine months ended September 30, 2011 increased by US$ 5.5 million and US$ 18.9 million, or 19% and 23%, compared to the same periods in 2010. The increase in the nine months ended September 30, 2011 is primarily due to our acquisition of the bTV group in Bulgaria in April 2010 and an increase in transmission and operating staff-related costs in the Czech Republic and the Slovak Republic. On a constant currency basis, operating costs increased by 7% and 12% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. We limited comparable year-on-year cost increases in constant currency terms through a combination of salary constraints and the deferral of certain expenditures.

Index

	COST OF PROGRAMMING
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$11,412	$10,401	9.7%	(0.2)%
Croatia	7,686	5,997	28.2%	19.8%
Czech Republic	20,868	20,658	1.0%	(10.3)%
Romania	18,341	17,192	6.7%	(3.4)%
Slovak Republic	12,529	12,874	(2.7)%	(11.2)%
Slovenia	7,301	6,323	15.5%	4.8%
Total Broadcast	78,137	73,445	6.4%	(3.8)%
Media Pro Entertainment	29,885	23,362	27.9%	17.1%
New Media	2,233	1,958	14.0%	3.0%
Elimination	(15,272)	(17,107)	10.7%	18.1%
Total Cost of Programming	$94,983	$81,658	16.3%	5.3%

	COST OF PROGRAMMING
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$38,311	$29,584	29.5%	18.7%
Croatia	28,934	22,316	29.7%	22.5%
Czech Republic	69,379	63,898	8.6%	(3.6)%
Romania	70,113	65,855	6.5%	(0.7)%
Slovak Republic	42,900	44,227	(3.0)%	(9.9)%
Slovenia	25,315	22,064	14.7%	6.5%
Total Broadcast	274,952	247,944	10.9%	1.9%
Media Pro Entertainment	107,325	80,511	33.3%	23.0%
New Media	6,676	7,107	(6.1)%	(13.3)%
Elimination	(75,209)	(66,952)	(12.3)%	(3.9)%
Total Cost of Programming	$313,744	$268,610	16.8%	7.3%

Cost of programming:  Programming costs (including production costs and amortization of programming rights) for the three and nine months ended September 30, 2011 increased by US$ 13.3 million and US$ 45.1 million, or 16% and 17%, compared to the same periods in 2010. On a constant currency basis, programming costs increased 5% and 7% compared to the three and nine months ended September 30, 2010, respectively, reflecting the acquisition of the bTV group in April 2010 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets. We prospectively applied a change in estimates in respect of programming expense during the third quarter of 2011. The impact of this change is a lower amortization charge of approximately US$ 1.7 million for the three and nine months ended September 30, 2011 (see Item 1, Note 2, "Summary of Significant Accounting Policies").

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment for the three and nine months ended September 30, 2011 decreased by US$ 0.3 million and increased by US$ 0.5 million, or (2)% and 1%, compared to the same periods in 2010.  On a constant currency basis, depreciation decreased by 12% and 7% for the three and nine months ended September 30, 2011 compared to the same periods in 2010, reflecting decreased capital expenditures.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles for the three and nine months ended September 30, 2011 increased by US$ 1.0 million and US$ 4.7 million, or 14% and 25%, compared to the same periods in 2010. On a constant currency basis, amortization of broadcast licenses and other intangibles for the three and nine months ended September 30, 2011 increased 2% and 13%, respectively, reflecting the amortization of intangible assets arising on the acquisition of the bTV group in April 2010.

Index

IV (c) Selling, General and Administrative Expenses for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$2,164	$2,336	(7.4)%	(18.1)%
Croatia	1,400	1,173	19.4%	11.5%
Czech Republic	4,019	4,848	(17.1)%	(26.3)%
Romania	2,899	2,991	(3.1)%	(12.6)%
Slovak Republic	2,512	2,399	4.7%	(4.8)%
Slovenia	1,288	1,031	24.9%	14.0%
Divisional operating costs	972	530	83.4%	64.0%
Total Broadcast	15,254	15,308	(0.4)%	(10.4)%
Media Pro Entertainment	2,256	3,995	(43.5)%	(48.6)%
New Media	903	984	(8.2)%	(18.2)%
Central	9,839	8,367	17.6%	12.9%
Elimination	(430)	—	Nm (1)	Nm (1)
Total Selling, General and Administrative Expenses	$27,822	$28,654	(2.9)%	(11.0)%

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$6,624	$5,025	31.8%	19.7%
Croatia	4,110	3,795	8.3%	2.8%
Czech Republic	11,463	12,528	(8.5)%	(18.6)%
Romania	9,398	9,120	3.0%	(3.8)%
Slovak Republic	6,634	7,086	(6.4)%	(13.3)%
Slovenia	3,659	2,792	31.1%	20.8%
Divisional operating costs	1,717	1,317	30.4%	17.8%
Total Broadcast	43,605	41,663	4.7%	(4.2)%
Media Pro Entertainment	9,543	10,330	(7.6)%	(12.6)%
New Media	3,454	3,626	(4.7)%	(9.6)%
Central	32,316	31,472	2.7%	2.5%
Elimination	(774)	—	Nm (1)	Nm (1)
Total Selling, General and Administrative Expenses	$88,144	$87,091	1.2%	(4.0)%
(1) Number is not meaningful.

Selling, general and administrative expenses for the three months ended September 30, 2011 decreased by US$ 0.8 million, and for the nine months ended September 30, 2011 increased by US$ 1.1 million, or (3)% and 1%, compared to the same periods in 2010. Selling, general and administrative expenses include the operations of the bTV group from the date of acquisition in April 2010.

Central costs for the three and nine months ended September 30, 2011 increased by US$ 1.5 million and US$ 0.8 million, or 18% and 3%, respectively, compared to the same periods in 2010, reflecting an increase in staff-related costs during the nine months ended September 30, 2011.

Central costs for the nine months ended September 30, 2011 and 2010 include charges of US$ 4.6 million and US$ 5.1 million, respectively, in respect of non-cash stock-based compensation (see Item 1, Note 14, “Stock-Based Compensation”).

Index

IV (e) Operating income / (loss) for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Operating Income
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating loss	$(12,910)	$(25,345)	49.1%	54.0%

	Operating Income
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2011	2010	% Act	% Lfl
Operating income / (loss)	$18,898	$(19,026)	Nm (1)	Nm (1)
(1) Number is not meaningful.

Operating loss for the three months ended September 30, 2011 improved by US$ 12.4 million and operating income for the nine months ended September 30, 2011 increased by US$ 37.9 million compared to the same periods in 2010.

Operating margin for the three and nine months ended September 30, 2011 was (8)% and 3%, respectively, compared to (19)% and (4)% to the same periods in 2010.

Index

IV (f) Other income / (expense) items for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Other Income / (Expense)
	For the Three Months Ended September 30, (US$ 000's)
	2011	2010	% Act
Interest income	$639	$542	17.9%
Interest expense	(35,162)	(31,588)	11.3%
Foreign currency exchange (loss) / gain, net	(45,919)	62,009	Nm (1)
Change in fair value of derivatives	3,479	(1,229)	383.1%
Other income	33	1	Nm (1)
Credit / (provision) for income taxes	7,644	(973)	Nm (1)
Noncontrolling interest in loss / (income) of consolidated subsidiaries	122	(1)	Nm (1)
Currency translation adjustment, net	(108,686)	154,030	(170.6)%

	Other Income / (Expense)
	For the Nine Months Ended September 30, (US$ 000's)
	2011	2010	% Act
Interest income	$2,404	$1,722	39.6%
Interest expense	(128,958)	(94,288)	36.8%
Foreign currency exchange gain, net	1,452	23,842	(93.9)%
Change in fair value of derivatives	4,600	(2,261)	Nm (1)
Other expense	(769)	(200)	Nm (1)
Provision for income taxes	(6)	(1,271)	(99.5)%
Discontinued operations, net of tax	—	213,697	Nm (1)
Noncontrolling interest in loss of consolidated subsidiaries	159	4,076	(96.1)%
Currency translation adjustment, net	22,560	21,516	4.9%
(1) Number is not meaningful.

Interest income for the nine months ended September 30, 2011 increased by US$ 0.7 million compared to the nine months ended September 30, 2010, primarily as a result of an increase in interest rates and the movement of foreign exchange rates.

Interest expense for the nine months ended September 30, 2011 increased by US$ 34.7 million compared to the same period in 2010, primarily as a result of US$ 25.9 million of losses on the repurchase and refinancing of debt (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements") and additional interest expense associated with the 2010 Fixed Rate Notes.

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

During the nine months ended September 30, 2011, we recognized a net gain of US$ 1.5 million, comprised of transaction losses of US$ 1.0 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 5.0 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2011 and September 30, 2011, and transaction gains of US$ 7.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the nine months ended September 30, 2010, we recognized a net gain of US$ 23.8 million, comprised of transaction losses of US$ 10.7 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 45.0 million on the Senior Notes due to the strengthening of the dollar against the Euro between January 1, 2010 and September 30, 2010, and transaction losses of US$ 10.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: For the nine months ended September 30, 2011, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010, and a gain of US$ 0.2 million as a result of the change in fair value of the call option issued in connection with the restructuring of the Bulgarian operations in 2010. The call option strike price now equals the value of the underlying, which is the equity in CME Bulgaria B.V., so the fair value of the option is US$ nil, and there will be no further changes recognized in earnings. We also recognized a gain of US$

Index

4.3 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006, compared to a total derivative loss of US$ 2.3 million for the nine months ended September 30, 2010 (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Provision for income taxes:  The provision for income taxes for the nine months ended September 30, 2011 was a net provision of US$ 6.0 thousand, which reflects the benefit from losses before tax that mostly offset charges against profits in other jurisdictions. The net charge for income taxes for the nine months ended September 30, 2010 was US$ 1.3 million.

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

Noncontrolling interest in loss of consolidated subsidiaries:  For the nine months ended September 30, 2011, we recognized a loss of US$ 0.2 million in respect of the noncontrolling interest in consolidated subsidiaries compared to a loss of US$ 4.1 million for the nine months ended September 30, 2010, primarily reflecting the noncontrolling interest portion of losses in a MPE production and film entity, which offset the noncontrolling interest portion of income generated by the bTV group.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar strengthened during the third quarter of 2011, but overall depreciated against several of the functional currencies of our operations during the nine months ended September 30, 2011. In the nine months ended September 30, 2011, we recognized a gain of US$ 22.6 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 21.5 million in the nine months ended September 30, 2010.

The following table illustrates the change in the exchange rates between the dollar and the functional currencies of our operations between January 1 and September 30 in 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Bulgarian Lev	(2)%	5%
Croatian Kuna	0%	5%
Czech Koruna	(2)%	(2)%
Euro	(1)%	6%
New Romanian Lei	0%	6%

The dollar depreciated against the functional currencies of our operations during the nine months ended September 30, 2011, and was generally weaker than it was during the nine months ended September 30, 2010.  The following table shows the change in the average exchange rate during the period, from the first nine months of 2010 to the first nine months of 2011.

Change in Average Rates

Bulgarian Lev	(7)%
Croatian Kuna	(5)%
Czech Koruna	(10)%
Euro	(7)%
New Romanian Lei	(6)%

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

Index

IV (h) Condensed consolidated balance sheet as at September 30, 2011 compared to December 31, 2010

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2011	December 31, 2010	Movement
Current assets	$499,985	$612,085	(18.3)%
Non-current assets	2,374,513	2,328,465	2.0%
Current liabilities	263,536	243,076	8.4%
Non-current liabilities	1,435,146	1,449,722	(1.0)%
CME Ltd. shareholders’ equity	1,154,844	1,226,879	(5.9)%
Noncontrolling interests in consolidated subsidiaries	20,972	20,873	0.5%

Current assets:  Current assets at September 30, 2011 decreased by US$ 112.1 million compared to December 31, 2010, primarily as a result of the net decrease in cash and accounts receivable.

Non-current assets:  Non-current assets at September 30, 2011 increased by US$ 46.0 million compared to December 31, 2010, primarily due to an increase in the non-current portion of program rights and currency translation adjustments as a result of the overall weakening of the US dollar during the period.

Current liabilities:  Current liabilities at September 30, 2011 increased by US$ 20.5 million compared to December 31, 2010, primarily as a result of an increase in deferred revenue following implementation of a sales incentive program in the first quarter of 2011.

Non-current liabilities:  Non-current liabilities at September 30, 2011 decreased by US$ 14.6 million compared to December 31, 2010, primarily as a result of the repurchase of 2009 Fixed Rate Notes and 2008 Convertible Notes, partially offset by an increase in the carrying value of our Senior Notes resulting from movement in the spot rate between January 1, 2011 and September 30, 2011.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 72.0 million compared to December 31, 2010.  We recognized an increase in other comprehensive income of US$ 22.0 million due to the overall impact of the weakening dollar on our foreign currency denominated assets and an increase of US$ 11.9 million in additional paid-in capital for the equity component of the 2011 Convertible Notes.  The increase in CME Ltd. shareholders’ equity was more than offset by the net loss of US$ 102.2 million for the nine months ended September 30, 2011, and a decrease in additional paid-in capital of US$ 8.4 million for the reacquisition of the equity component of the 2008 Convertible Notes.  We recognized a stock-based compensation charge of US$ 4.6 million in the nine months ended September 30, 2011.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at September 30, 2011 decreased US$ 0.1 million compared to December 31, 2010, primarily due to currency translation adjustments.

Index

V. Liquidity and Capital Resources

V (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 76.6 million during the nine months ended September 30, 2011.  The change in cash and cash equivalents is summarized as follows:

For the Nine Months Ended September 30, (US$ 000's)
	2011	2010
Net cash generated from / (used in) continuing operating activities	$17,246	$(41,439)
Net cash used in continuing investing activities	(30,078)	(443,748)
Net cash (used in) / received from continuing financing activities	(64,667)	43,040
Net cash used in discontinued operations – operating activities	—	(5,921)
Net cash generated from discontinued operations – investing activities	—	307,790
Impact of exchange rate fluctuations on cash	866	(2,771)
Net decrease in cash and cash equivalents	$(76,633)	$(143,049)

Operating Activities

Cash generated from continuing operations in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, increased from an outflow of US$ 41.4 million to an inflow of US$ 17.2 million, reflecting our improved working capital.  We generated positive cash flows from our Broadcast operations in the Czech Republic, Romania, the Slovak Republic and Slovenia, which were partially offset by the negative cash flows from our Broadcast operations in Bulgaria and Croatia and our MPE operations. We also paid interest of US$ 90.4 million on our Senior Notes and Convertible Notes in the nine months ended September 30, 2011 compared to US$ 86.4 million in the nine months ended September 30, 2010.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2011, compared to September 30, 2010, decreased from US$ 443.7 million to US$ 30.1 million. Our investing cash flows in the nine months ended September 30, 2011 primarily comprised US$ 21.9 million relating to capital expenditures and net cash paid for Bontonfilm of US$ 8.0 million. Our investing cash flows in the nine months ended September 30, 2010 primarily comprised US$ 409.9 million relating to the acquisition of the bTV group and capital expenditures of US$ 32.5 million.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2011 was US$ 64.7 million compared to cash received of US$ 43.0 million in the nine months ended September 30, 2010.  The amount of net cash used in the nine months ended September 30, 2011 reflects cash paid in connection with the exchanges of 2008 Convertible Notes and the repurchase of a portion of the 2009 Fixed Rate Notes and the 2008 Convertible Notes.  The amount of cash received in the nine months ended September 30, 2010 primarily reflected the net cash provided by credit facilities.

Discontinued Operations

Our former Ukraine operations, which were sold in April 2010, incurred an operating cash outflow of US$ 5.9 million and provided US$ 307.8 million of cash from investing activities in the nine months ended September 30, 2010.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of September 30, 2011 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,387,046	$3,360	$329,538	$821,844	$232,304
Long-Term Debt – interest (1)	526,670	107,135	207,459	181,083	30,993
Unconditional Purchase Obligations	369,425	94,777	225,822	48,724	102
Operating Leases	29,306	6,050	6,791	5,222	11,243
Capital Lease Obligations	4,319	1,033	1,156	769	1,361
Other Long-Term Obligations	45,736	13,651	16,915	15,170	—
Total Contractual Obligations	$2,362,502	$226,006	$787,681	$1,072,812	$276,003

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at September 30, 2011.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At September 30, 2011, we had commitments in respect of future programming of US$ 365.6 million. This includes contracts signed with license periods starting after September 30, 2011.

Other Long-term Obligations

Other long-term obligations include US$ 39.7 million of digital transmission commitments, US $ 0.9 million related to an interest rate swap and US$ 5.1 million related to currency swaps (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 18, “Commitments and Contingencies”.

V (d) Cash Outlook

Since 2005, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, launch new channels, acquire non-controlling interests in our existing channels and for other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. We still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at September 30, 2011, we had US$ 261.2 million available in cash and credit facilities, including uncommitted overdraft facilities, taking into account the extinguishment of the 2008 Convertible Notes repurchased by CME BV (see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”).

We continue to take steps to maintain adequate amounts of cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations and to ensure that we are well placed to take advantage of any economic recovery in our markets. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming obligations and capital expenditure, the rescheduling of expansion plans and increasing our cash resources through additional debt facilities, refinancing existing credit facilities and the issuance of equity.

Improving our liquidity position and extending the maturity of our debt

As of September 30, 2011, the principal amount of our Senior Notes and Convertible Notes together represented 94.9% of the total principal amount of our total debt outstanding.  None of this debt matures before March 2013.

During the nine months ended September 30, 2011 we completed privately negotiated exchanges of US$ 261.0 million aggregate principal amount of our 2008 Convertible Notes for US$ 261.0 million aggregate principal amount of 2011 Convertible Notes, which improved our maturity profile. We also repurchased US$ 49.5 million aggregate principal amount of our 2008 Convertible Notes and EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2009 Fixed Rate Notes (see Item 1, Note 5, “Long-Term Debt and Other Financing Arrangements”).  We intend to continue to opportunistically refinance our indebtedness should such opportunities appear attractive to us.

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of September 30, 2011, our Coverage Ratio was 1.3 times. Notwithstanding this restriction, we are able to incur debt at either the

Index

Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 337.6 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 290.9 million of this amount for borrowings, mainly in the Czech Republic and Romania, including CZK 1.0 billion (approximately US$ 54.6 million) in connection with the Secured Revolving Credit Facility, which was drawn in September 2011. There was approximately US$ 46.7 million of additional borrowing capacity available to us at September 30, 2011, which includes the remaining CZK 0.5 billion (approximately US$ 27.3 million) limit of the Secured Revolving Credit Facility that was undrawn as of September 30, 2011.  The Secured Revolving Credit Facility was fully drawn in October 2011 (see Item 1, Note 21, "Subsequent Events"). Under this facility, CET 21 is subject to maintenance covenants.  Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

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

The ratings for our outstanding debt instruments and our corporate credit are as follows as of October 24, 2011:

	Floating Rate Notes	2009 Fixed Rate Notes and 2008 Convertible Notes	2010 Fixed Rate Notes	Corporate Credit	Outlook
S&P	B-	B-	B	B	stable
Moody’s	Caa1	N/A	Ba3	B3	stable

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 8.2 times at September 30, 2011 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (excluding stock based compensation and including, on a pro forma basis, twelve-months of operations of Bontonfilm) (“pro forma OIBDA”). As of September 30, 2011, our total gross debt of US$ 1,397.3 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 169.5 million and the ratio of gross debt less cash to pro forma OIBDA was 7.3 at September 30, 2011, which is a measure of our leverage after considering our cash balance.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As of September 30, 2011, our Unrestricted Subsidiaries consist of those subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V., the entity that funded these operations, and CME Austria GmbH.

Because our coverage ratio at September 30, 2010 was below 2.0 times, under the covenants in the indentures governing the Senior Notes, we are restricted from making payments or investments from our Restricted Subsidiaries totaling more than EUR 80.0 million (approximately US$ 108.0 million) to our Unrestricted Subsidiaries or to any other operations outside our Restricted Subsidiaries. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of September 30, 2011, there was US$ 5.6 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

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

See Item 1, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards and changes in accounting estimates adopted since December 31, 2010 and recently issued accounting standards not yet adopted.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

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

We have not attempted to hedge the Senior Notes or the Secured Revolving Credit Facility and therefore may continue to experience significant gains and losses on the translation of the Senior Notes and the amounts outstanding under the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech Koruna and the dollar.

We have entered into currency swap agreements with several counterparties to reduce our exposure to movements in certain foreign exchange rates (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

Interest Rate Risk Management

We are party to an interest rate swap agreement intended to reduce our exposure to interest rate movements (see Item 1, Note 12, “Financial Instruments and Fair Value Measurements”).

As of September 30, 2011, approximately 18% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at September 30, 2011

Expected Maturity Dates	2011	2012	2013	2014	2015	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	—	544,600
Average interest rate (%)	—	—	—	—	—	10.88%
Variable rate	—	—	—	148,000	—	—
Average interest rate (%)	—	—	—	3.32%	—	—

Total debt in US$ (000's)
Fixed rate	—	—	129,660	—	261,034	—
Average interest rate (%)	—	—	3.50%	—	5.00%	—

Variable Interest Rate Sensitivity as at September 30, 2011

			Yearly interest charge if interest rates increase by(US$ 000s):
Value of Debt as at September 30, 2011 (US$ 000's)	Interest Rate as at September 30, 2011	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
US$ 199.8 million (EUR 148.0 million)	3.32%	$6,643	$8,641	$10,640	$12,638	$14,637	16,635

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that the disclosure controls and procedures are effective as of that date.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet has filed an appeal. We do not believe that it is likely that we will be required to make any further payment.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows. While there are some indications that economic growth rates are beginning to recover in several of our operating countries, any recovery in these countries could be uneven or slow to gain momentum and we cannot predict the sustainability of any such recovery should it occur. Furthermore, escalating concerns regarding Europe's sovereign debt crisis and the stability of the Eurozone may negatively impact economic growth across our region, including the possibility that certain economies may return to recession. A return to recession, the absence of a recovery or a weak recovery in our markets will continue to adversely affect our financial position, results of operations and cash flows.

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

Our ability to meet our future capital requirements is based on our expected cash resources, including debt facilities, as well as estimates of future operating results. These expectations and assumptions are based on a variety of assumptions, such as those regarding general economic, competitive and regulatory conditions, which may prove to be inaccurate. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance the Senior Notes, the Convertible Notes and the Secured Revolving Credit Facility. Furthermore, if our cash flows from operations continue to be insufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems.

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

We face the risk that we may not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. Approximately US$ 129.7 million aggregate principal amount of the 2008 Convertible Notes mature in 2013, excluding the US$ 49.5 million aggregate principal amount of 2008 Convertible Notes that are held by CME BV. If we are unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

Index

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our corporate credit is currently rated B3, our Floating Rate Notes are rated Caa1, and our 2010 Fixed Rate Notes are rated Ba3 by Moody’s Investors Services. Our Floating Rate Notes, 2009 Fixed Rate Notes and 2008 Convertible Notes are rated B-, and our 2010 Fixed Rate Notes and corporate credit are rated B with a stable outlook by Standard & Poor’s. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with liquidity, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

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

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros. The Secured Revolving Credit Facility is denominated in Czech koruna. Although we have entered into currency swap agreements to reduce our exposure to movements in foreign exchange rates relating to interest payments on the Senior Notes (see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cash Outlook” and Part I, Item 1, Note 12, “Financial Instruments and Fair Value Measurements”), we have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes or the outstanding amounts due under the Secured Revolving Credit Facility. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

A default under our obligations under the Senior Notes, the Convertible Notes or the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the Secured Revolving Credit Facility agreement and the indentures governing the Senior Notes and the Convertible Notes, we have pledged shares in Central European Media Enterprises N.V. and CME Media Enterprises B.V., which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the indenture governing the 2010 Fixed Rate Notes and the Secured Revolving Credit Facility agreement, we have pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures or the Secured Revolving Credit Facility agreement, the secured parties under our indentures and the Secured Revolving Credit Facility agreement would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for digital switchover with its own timeframe and regulatory and investment regime. Certain of our operating countries, such as Croatia, the Slovak Republic and Slovenia, have either completed or are in the final stages of the digital switch-off. In other countries, such as Bulgaria and Romania, the migration to digital broadcasting is in the initial stages and completion is expected by 2015. The specific timing and approach to implementing digital switchover plans is subject to change. We cannot predict the effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any additional channels if such additional rights or licenses should be required under any relevant regulatory regime. We may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution rights for content we broadcast. We may not have access to resources sufficient to make such investments when required.

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

In certain of our markets, our officers, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing our Senior Notes. Any related party transaction that is entered into on terms that are not arm’s length may result in a negative impact on our financial position, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While the broadcast licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods, the majority of our broadcasting licenses expire at various times between January 2012 through January 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the media industry and have made important contributions to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. The loss of the services of any of these individuals could have an adverse effect on our businesses, results of operations and cash flows.

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

Index

Risks Relating to our Common Stock

The holders of shares of our Class B common stock are in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders.

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of September 30, 2011, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 70.2% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 17,622,364 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at October 24, 2011, we had a total of 2.8 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Adrian Sarbu beneficially owns 2,484,434 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Time Warner holds 17,622,364 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock.

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

We cannot predict what effect, if any, an issuance of shares of our common stock, including the shares of Class A common stock underlying options or the Convertible Notes or into which outstanding shares of Class B common stock may be converted, in connection with future financings, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares.  If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

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

Date: October 26, 2011	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document
*    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.