Form 10-K
period 2011-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2012-02-22
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

Mintflower Place, 4th floor 8 Par-La-Ville Rd, Hamilton, Bermuda	HM 08 Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +1 441 296-1431

Securities registered pursuant to Section 12(b) of the Act:

CLASS A COMMON STOCK, $0.08 PAR VALUE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Index

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price of US$ 19.75 of the registrant's Class A Common Stock, as reported by the Nasdaq Global Select Market on such date) was US$ 725.1 million.

Number of shares of Class A Common Stock outstanding as of February 17, 2012: 56,892,114

Number of shares of Class B Common Stock outstanding as of February 17, 2012: 7,500,936

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2012 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-K

For the year ended December 31, 2011

Index

Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using appropriate exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvnia, and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as of December 31, 2011 used in this report are BGN/US$ 1.51; HRK/US$ 5.82; CZK/US$ 19.94; RON/US$ 3.34; and EUR/US$ 0.77.

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and CME Ltd. and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under Part I, Item 1A, "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; the extent to which our debt service obligations restrict our business; decreases in TV advertising spend and the rate of development of the advertising markets in the countries in which we operate; our ability to make future investments in television broadcast operations; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to develop and acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Index

PART I

ITEM 1. BUSINESS

CME is a media and entertainment company operating leading broadcast, content and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a divisional basis, with three operating segments: Broadcast, Media Pro Entertainment, our production and distribution business, and New Media. These business segments reflect how CME's operations are managed and the structure of our internal financial reporting. CME content is critical to maintaining our leadership positions in our broadcasting operations and expanding our new media operations. We have concentrated our creative resources to develop some of the most popular original content in our markets for distribution across the entire spectrum of existing and emerging platforms to bring greater diversification of revenues. Content is a core asset and ownership of it is the cornerstone of our strategy to monetize our content across multiple distribution platforms.

General market information

We operate mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. All of these countries are members of the European Union (the “EU”) except for Croatia, which is an accession candidate country. These emerging economies have adopted Western-style democratic forms of government within the last twenty years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our countries converge with more developed nations and their economic and commercial infrastructures continue to develop, the business risks of operating in these countries will continue to decline. We also have broadcast operations in Moldova and content distribution operations in Hungary. Our operations in these countries are immaterial in comparison with our other operations.

The following table shows the per capita nominal gross domestic product (“GDP”) (i.e., at current prices) for the markets of Central and Eastern Europe in which we operate and for a combined group of developed markets comprised of Austria, France, Germany, Spain, the United Kingdom and the United States (collectively, the “developed markets”). GDP is a measure of economic activity and represents the estimated total value of final goods and services produced by a country in a specified period. Comparative period amounts have been adjusted to present GDP at constant exchange rates.

Nominal GDP per capita US$	2011	2010	2009	2008	2007	2006	2005
CME markets	$12,921	$12,369	$12,085	$12,477	$11,232	$9,927	$8,900
Growth rate	4%	2%	(3)%	11%	13%	12%	9%
Developed markets	$44,974	$43,635	$42,291	$43,798	$43,205	$41,430	$39,500
Growth rate	3%	3%	(3)%	1%	4%	5%	4%
Source: International Monetary Fund ("IMF")

The following table shows the ratio of combined per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of nominal GDP at PPP per capita	2011	2010	2009	2008	2007	2006	2005
CME markets as a % of developed markets	42%	41%	42%	42%	40%	38%	36%
Source: IMF

The above two tables show that the level of nominal GDP per capita in our markets was converging towards the level of the developed markets fairly significantly up until 2008, when the global recession impacted our markets to a greater extent than the developed markets and convergence slowed down. We believe that convergence of GDP in our markets with the developed markets will revive as higher growth returns. As our markets grow, the level of disposable income of the population increases, which provides an incentive for advertisers to advertise their products.

The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2011	2010	2009	2008	2007	2006	2005
CME markets	$41	$42	$45	$61	$55	$49	$42
Growth rate	(2)%	(5)%	(26)%	10%	13%	15%	11%
Developed markets	$378	$371	$364	$399	$413	$406	$385
Growth rate	2%	2%	(9)%	(3)%	2%	6%	4%
Source: CME estimates, Group M, IMF

The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was converging until 2008 and had risen to a weighted average level in our markets of 0.49% in 2008, compared to 0.91% in the developed markets. Due to the recent period of advertising market decline, the weighted average advertising intensity in CME markets has fallen to 0.32% in 2011, compared to 0.84% in the developed markets. We expect advertising intensity to begin converging again as our markets grow faster than the developed markets. Furthermore, we expect the rate of increase to be greater in the first years of economic recovery as our markets resume growth from a lower base.

Index

The convergence of advertising intensity is driven by several factors, including the introduction of premium products into the market by new or existing advertisers aiming to capture increased consumer disposable income. In the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spend. In the markets in which we operate, basic products such as food, beverages and detergents comprise the main source of advertising revenues.

The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2011:

Mix of advertised products	CME markets	Developed markets
Premium	32%	63%
Basic	66%	32%
Other	2%	5%
Source: CME estimates, Group M

Similar to the trends described above, through 2008 the proportion of premium goods advertised in our markets gradually increased over time. During the recent period of TV advertising spend decline in our markets, we saw a decrease in the proportion of advertising revenues from premium products caused by a weakening of consumer demand for such products in the recessionary period. We believe this is a temporary reversal of the longer-term historic trend. In those markets where TV advertising growth has already returned we have started to see an increase in the level of interest from advertisers of premium products and expect the historic trend to resume as our markets recover.

The following table shows TV advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates.

TV advertising spend per capita US$	2011	2010	2009	2008	2007	2006	2005
CME markets	$22	$22	$23	$30	$27	$23	$20
Growth rate	—%	(4)%	(24)%	13%	17%	16%	12%
Developed markets	$144	$141	$134	$146	$148	$150	$142
Growth rate	2%	5%	(8)%	(1)%	(2)%	6%	1%
Source: CME estimates, Group M, IMF

The preceding tables indicate that TV advertising spend per capita in our markets has historically grown at a faster rate but declined less during the recession period than total advertising. This is because TV advertising spend has grown as a percentage of total advertising spend in our markets, as shown below. Furthermore, since television was commercialized in our markets at the same time as other forms of media, TV advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers and magazines and radio were established as advertising media well before the advent of television.

The following tables show TV and internet advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising spend as a % of total advertising spend	2011	2010	2009	2008	2007	2006	2005
CME markets	59%	58%	54%	52%	51%	50%	51%
Developed markets	38%	38%	37%	37%	36%	37%	37%
Source: Group M

Internet advertising spend as a % of total advertising spend	2011	2010	2009	2008	2007	2006	2005
CME markets	9%	8%	7%	6%	6%	4%	4%
Developed markets	22%	20%	18%	15%	13%	10%	8%
Source: Group M

As shown above, both TV and internet advertising have grown overall at the expense of print and radio advertising (the other primary components of the total advertising market) in our markets during the last seven years. We believe that this trend will continue because of the greater reach and better measurement capabilities of TV and internet advertising, which make these mediums more effective to advertisers compared to print and radio. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media and the internet is attractive because of its highly effective measurement capabilities.

In summary, as markets recover we expect the economies of the countries in which we operate to resume their convergence with more developed markets, particularly Western Europe, resulting in higher growth of GDP per capita in our markets compared to that of the developed countries. We expect advertising intensity in our markets to also return to a pattern of convergence and reach its previous high of 0.49% and beyond in the next few years. Furthermore, we expect TV and internet advertising spend to continue to grow in relation to total advertising spend, resulting in significantly higher TV and internet advertising spend growth in our markets compared to the developed markets.

Index

BROADCAST

Our broadcast segment consists of 30 television channels reaching an aggregate of approximately 49 million people primarily in six countries.

In Bulgaria, we operate one general entertainment channel, BTV, four other channels, BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION and several radio channels. On January 28, 2012, we launched BTV LADY, a female-oriented cable channel.

In Croatia, we operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia) and an international channel, NOVA WORLD.

In the Czech Republic, we operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels, NOVA CINEMA, NOVA SPORT and MTV CZECH.

In Romania, we operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO and MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU, which was acquired in January 2011 (see Part II, Item 8, Note 3, “Acquisitions and Dispositions”).

In the Slovak Republic, we operate one general entertainment channel, TV MARKIZA, and one female-oriented channel, DOMA (Slovak Republic).

In Slovenia, we operate two general entertainment channels, POP TV and KANAL A, and POP NON STOP, a subscription package of six channels which includes POP KINO, POP KINO2, POP BRIO, POP FANI, POP OTO and POP SPOT.

Our strategy for our Broadcast segment is to maintain and increase our audience leadership in each of our markets in order to implement our pricing policy and maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of strong television channels.

Distribution

Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.

The following table shows the technical reach of our main general entertainment television channels as of December 31, 2011.

Country	Technical Reach
Bulgaria	99.7%
Croatia	99.0%
Czech Republic	99.7%
Romania	98.1%
Slovakia	99.2%
Slovenia	99.2%
Source: TNS, AGB Nielsen Media Research, ATO- Mediaresearch, Internal Estimates & Establishment Survey, PMT / TNS SK, AGB Nielsen Media Research and APEK

As the distribution platforms in our region develop and become more diversified, our television channels and content will reach viewers through new distribution offerings, such as internet TV, portable media and mobile TV.

Programming

Our programming strategy for our Broadcast segment is tailored to match the expectations of key audience demographics by scheduling and marketing an optimal mix of programs in a cost effective manner. The programming that we provide drives our audience shares and ratings (see "Audience Share and Ratings" below) and consists of locally-produced news, current affairs, fiction, and reality and entertainment shows as well as acquired foreign movies, series and sports programming.

We focus our programming investment resources on securing a leading position during prime time, where the majority of advertising revenues are delivered, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time.

Index

The tables below provide a comparison of all day and prime time audience shares for 2011 in the target demographic of our leading channels in the six countries in which we operate to the primary channels of our main competitors:

Bulgaria

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(18-49)	BTV	CME	36.1%	43.9%
	NOVA TV	MTG	14.6%	16.5%
	BNT 1	Public television	5.5%	6.1%

Source: TNS / GARB

Including our other four channels that were broadcasting in 2011, the combined all day and prime time audience shares of our Bulgaria Broadcast operations in 2011 was 42.6% and 49.8%, respectively.

Croatia

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(18-54)	Nova TV (Croatia)	CME	23.4%	29.6%
	RTL	RTL	20.0%	22.0%
	HTV 1	Public television	16.6%	14.1%

Source: AGB Nielsen Media Research

Including our other channel, the combined all day and prime time audience shares of our Croatia Broadcast operations in 2011 was 27.7% and 33.6%, respectively.

Czech Republic

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(15-54)	TV NOVA (Czech Republic)	CME	31.2%	35.6%
	TV Prima	MTG	15.9%	16.4%
	CT 1	Public television	13.4%	14.3%

Source: ATO- Mediaresearch

Including NOVA CINEMA, the combined all day and prime time audience shares of our Czech Republic Broadcast operations in 2011 was 36.9% and 41.5% respectively.

Romania

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(18-49 Urban)	PRO TV	CME	18.2%	21.5%
	Antena 1	Intact group	12.0%	12.4%
	Prima TV	ProSiebenSat1 Media Group	5.1%	6.9%
	TVR 1	Public television	3.6%	4.3%

Source: GFK Romania

Including our other channels (with the exception of PRO TV INTERNATIONAL and PRO TV CHISINAU) the combined all day and prime time audience shares of our Romania Broadcast operations in 2011 was 27.0% and 30.7%, respectively.

Index

Slovak Republic

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(12-54)	TV MARKIZA	CME	31.1%	33.8%
	TV JOJ	J&T Media Enterprises	21.3%	23.9%
	STV 1	Public Television	6.9%	7.1%

Source: PMT / TNS SK

Including our other channel, the combined all day and prime time audience shares of our Slovak Republic Broadcast operations in 2011 was 34.6% and 37.1%, respectively.

Slovenia

Target Demographic	Main Television Channels	Ownership	All day audience share (2011)	Prime time audience share (2011)

(18-49)	POP TV	CME	24.5%	33.8%
	SLO 1	Public Television	10.9%	12.9%
	TV3	MTG	6.4%	6.2%

Source: AGB Nielsen Media Research

Including our other seven channels, the combined all day and prime time audience shares of our Slovenia Broadcast operations in 2011 was 40.3% and 50.2% respectively.

Audience Share and Ratings

Audience share represents the share attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information are measured in each market by international measurement agencies, using peoplemeters, which quantify audiences for different demographics and subgeographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers. The panel used in audience measurement in Bulgaria changed from September 1, 2011. The daily average combines daily results from January 1, 2011 through August 31, 2011 under the old official measurement panel and from September 1 through  December 31 2011 under the new official measurement panel.

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

We operate our Broadcast segment based on a business model of audience leadership, control of our content and strong brands. These solid pillars provide us with the operating leverage to convert our leading audience shares into strong revenues, high margins and strong cash flows, especially as recovery in our markets progresses.

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

Index

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

Programming and Advertising Regulation

All of the countries in which we operate are member states of the EU with the exception of Croatia, and our broadcast operations in such countries are subject to relevant EU legislation relating to media. Croatia is a candidate for EU accession and is expected to join the EU in 2013.

The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers Directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.”  Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries.  In addition, the AVMS Directive also preserves the requirement that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. The AVMS Directive has relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts.  In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and childrens' programming, where programming can be interrupted once every thirty minutes or more.  In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.

Member states were required to implement the AVMS Directive by December 19, 2009, and of the countries in which we operate Romania, the Czech Republic and the Slovak Republic have notified the European Commission that the regulations have been put in place.  Legislation has been adopted in Bulgaria and Slovenia to implement the AVMS Directive. Under the AVMS Directive, member states are permitted to adopt stricter conditions than those set forth in the AVMS Directive. The legislation enacted in our operating countries is consistent with the EU rules.  Croatia has put in place legislation that aligns its programming regulations with the AVMS.

Please see below for more detailed information on programming and advertising regulations that impact our channels.

Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and childrens' programs shorter than 30 minutes cannot be interrupted).  These restrictions apply to both publicly and privately owned broadcasters.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during childrens' programming.  In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming.  These channels must ensure that 50.0% of broadcast time consists of EU- or locally-produced programming and 12% of programming must be produced by independent producers in the EU.  News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.

Croatia: In Croatia, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour with no daily limit, and direct sales advertising has to last continuously for at least 15 minutes. Additional restrictions apply to children's programming and movies. The public broadcaster HRT, which is financed through a compulsory television license fee, is restricted to broadcasting nine minutes of advertising per hour generally and four minutes per hour from 6 p.m. to 10 p.m.  HRT is not permitted to broadcast spots for teleshopping. There are other restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising. NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20.0% of broadcast time consists of locally produced programming and 50.0% of such locally produced programming be shown during prime time (between 4:00 p.m. and 10:00 p.m.). These restrictions are not applicable to DOMA (Croatia).

Czech Republic: Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour. In September 2011, legislation was implemented in the Czech Republic which restricts the amount of advertising that may be shown on the channels of the public broadcaster, CT. Pursuant to the regulation, no advertising may be shown on the public channels CT 1 and CT 24, while the channels CT 4 and CT 2 may show a limited amount of advertising. Also included in the legislation is the requirement that national private broadcasters must contribute annually to a Czech cinematography fund in an amount equal to 2% of their net advertising revenues. Our production operations in the Czech Republic are entitled to apply for financing from the fund. In the Czech Republic, all broadcasters are restricted with respect to the frequency of advertising breaks during and between programs, as well as being subject to restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages, pharmaceuticals, firearms and munitions.

Romania: Privately owned broadcasters in Romania are permitted to broadcast advertising and direct sales advertising for up to 12 minutes per hour.  There are also restrictions on the frequency of advertising breaks (for example, news and childrens' programs shorter than 30 minutes cannot be interrupted).  The public broadcaster, TVR, which is financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour and only between programs.  Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming.  In addition, members of the news department of all channels are prohibited from appearing in advertisements.

Index

Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20.0% of their total daily broadcast time. The public broadcaster, STV, which is financed through a compulsory license fee, can broadcast advertising for up to 1.0% of its total broadcast time (up to 5.0% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m.

Slovenia: Privately owned broadcasters in Slovenia are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee and commercial activities, is allowed to broadcast advertising for up to 10 minutes per hour, but is only permitted up to 7 minutes per hour between the hours of 6:00 p.m. and 11:00 p.m.  There are also restrictions on the frequency of advertising breaks during programs and restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15.0%. Our Slovenia operations are required to comply with several restrictions on programming, including regulations on the origin of programming.  These include the requirement that 20.0% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. In addition, 50.0% of the station's annual broadcast time must be European-origin audio-visual works and at least 10.0% of the stations annual broadcast time must be European audio-visual works produced by independent producers.

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

The transition to digital terrestrial broadcasting in each jurisdiction in which we operate generally follows similar stages, although the approach being applied is not uniform. Typically, legislation governing the transition to digital broadcasting is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. As a rule, these are embodied in a technical transition plan (“TTP”) that, in most jurisdictions, is agreed among the relevant Media Council, the national telecommunications agency (which is generally responsible for the allocation and use of frequencies) and the broadcasters. The TTP will typically include the following: the timeline and final switchover date, time allowances for the phases of the transition, allocation of frequencies for digital broadcasting and other digital services, methods for calculating digital terrestrial signal coverage and penetration of set top boxes, parameters for determining whether the conditions for switchover have been satisfied for any phase, the technical specifications for broadcasting standards to be utilized and technical restrictions on parallel broadcasting in analog and terrestrial during the transition phase. Generally, the legislation relating to the digital transition provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued. Our markets are in different stages in the digitalization process. Croatia, Slovenia, the Slovak Republic and the Czech Republic have each completed the analog switch-off. In Bulgaria and Romania, the transition to digital broadcasting has not yet commenced, however each country expects completion to occur in 2015.  Please see below for more detailed information on licenses for our channels.

Bulgaria: BTV operates pursuant to a national programming license issued by the Council for Electronic Media, the Bulgarian Media Council, and broadcasts pursuant to a national analog broadcasting permit that will expire at the time of the analog switch-off. BTV also has a must-carry digital license that expires in July 2024. BTV ACTION (formerly PRO.BG) broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a must-carry digital license that expires in January 2025. BTV CINEMA, BTV COMEDY and RING.BG each broadcast pursuant to a national cable registration that is valid for an indefinite time period. BTV LADY, which was launched in January 2012, broadcasts pursuant to a national cable registration that is valid for an indefinite time period.

Croatia: NOVA TV (Croatia) broadcasts pursuant to a national terrestrial license granted by the Croatian Media Council, the Electronic Media Council, which expires in April 2025. DOMA (Croatia) broadcasts pursuant to a national terrestrial license that expires in January 2026.

Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020.  NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019.  NOVA SPORT broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020, and MTV CZECH broadcasts pursuant to a satellite license that expires in October 2021.

Romania: PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by the Romanian Media Council, the National Audio-Visual Council. PRO TV also broadcasts using a national satellite license.  Our other Romanian channels (ACASA, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national cable and satellite license. Licenses for our Romanian operations expire on dates ranging from July 2012 to September 2018 and are renewed routinely upon application to the Romanian Media Council. From 2009, the Romanian Media Council may only extend the validity of a license until the date of the digital switchover, which is expected to occur in 2015. PRO TV and SPORT.RO also broadcast in high-definition pursuant to experimental terrestrial licenses that are valid until the digital switchover, while ACASA broadcasts in high-definition pursuant to a written consent from the Media Council. PRO TV Chisinau Moldova broadcasts pursuant to an analog license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in September 2015.

Index

Slovak Republic: TV MARKIZA broadcasts pursuant to a national digital license granted by the Council for Broadcasting and Transmission, the Slovak Republic Media Council, which is valid for an indefinite period. DOMA (Slovak Republic) broadcasts pursuant to a license that permits digital, cable and satellite transmissions and is valid for an indefinite period.

Slovenia: Our Slovenian channels POP TV, KANAL A and channels that make up the POP NON-STOP subscription package each have licenses granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period.

MEDIA PRO ENTERTAINMENT

We created the Media Pro Entertainment (“MPE”) segment by integrating our existing production operations with those of the Media Pro Entertainment business that we acquired in December 2009.

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

In addition to the support we are able to offer our broadcasters, our ability to develop, produce and distribute this content will present us with significant opportunities in a future that will increasingly place a heavy premium on content in an environment of competing distribution channels. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important. The result will likely be a fragmentation of audiences among distribution platforms and a shift away from the traditional linear delivery of content.

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

Media Pro Entertainment is organized into two businesses:

Production: This business includes the fiction and reality and entertainment reporting unit and the production services reporting unit, which together provide the assets and expertise to develop and produce a range of fiction, reality and entertainment programming and films, using both purchased formats and developing original formats.

Our business model enables us to produce across many countries and gives us the scale to deliver a large volume of quality content to our broadcasters at the lowest possible cost. Our position in the market enables us to utilize creative talent across countries and produce content that may be easily adapted for use across several markets and in many revenue-generating windows. The result is lower overall costs to our broadcasters without compromising high production values while also allowing us to generate higher margin revenues from the exploitation of our produced content in other ways, such as the sale of finished content and formats internationally, commissioned productions and the financing and production of feature films. In the short term, we expect that we will mostly produce shows for our own broadcasters.

Our production services operations, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services, allow us to achieve cost efficiencies. In most of our markets we own or lease all, or substantially all, of the facilities and assets necessary for production. This base of assets and professional expertise can be pooled in order to maximize asset usage and take best advantage of price arbitrage opportunities between jurisdictions. In addition, our operations in Romania also act as full scale production services providers to local and international production markets which generate additional third party revenues.

Distribution: In addition to having responsibility for selling finished content and formats developed by our fiction and reality and entertainment production operations to third parties, this business acquires rights to international film and television content across our region and distributes them both to third party clients and to our broadcast operations.

Our distribution operations are also able to generate third-party revenue by distributing content through the theatrical and home video operations. Media Pro Entertainment owns and operates sixteen cinema screens in Romania, including Romania's first multiplex operation. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. Input from our distribution business throughout the creative process enables us to maximize the attractiveness of our produced content in international markets. A significant portion of our distribution revenues are to third parties, which we believe will generate the bulk of MPE's profits in the short term.

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

Index

NEW MEDIA

We currently own and operate over 75 websites across our markets and we have recently launched our video-on-demand service, Voyo, with two principal objectives: to build a strong online channel of distributing popular content and to operate an efficient marketing tool for our Broadcast segment. The New Media segment focuses on offering viewers the choice of watching our premium television content, anytime, anywhere and building a series of news portals, ranging from general information to sports or niche sites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

During 2011, we focused on the build and roll-out of Voyo, our content aggregation and distribution platform that offers consumers transactional, subscription and free content. We operate Voyo in each of our territories and we aim to improve the library of available content and to increase distribution. We believe that Voyo will greatly enhance our New Media segment since it is our core platform for delivering our content and monetizing our audience further through paid online content.

In addition, we improved the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and improve the number of advertising clients and consequently, to outperform the local internet market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During 2011, we increased the number of average daily non-duplicated unique visitors by 26% year-on year and the number of advertising clients by 15% year-on-year in the countries where we operate.

We aim to become one of the top three local new media players in each of our broadcast countries in terms of audience, an achievement that we have already accomplished in Slovenia and Romania. At present, our internet sites attract about 2 million non-duplicated unique users every day and about 12 million people each month, representing a 20.0% increase over 2010.

According to local monitoring services, the largest players in our markets are local portals with a full-scale portfolio of online products from email and news to niches, search engines and news sites operated by publishing houses with a strong print presence.

OTHER INFORMATION

Employees

As of December 31, 2011, we had a total of approximately 4,500 employees (including contractors). None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

CME Ltd. was incorporated in 1994 under the laws of Bermuda. Our registered offices are located at Mintflower Place, 4th floor, 8 Par-La-Ville Rd, Hamilton HM 08, Bermuda, and our telephone number is +1-441-296-1431. Communications can also be sent c/o Central European Media Enterprises Ltd. at Krizeneckeho nam. 1078/5, 152 00 Praha 5, Czech Republic, telephone number +420-242-465-525, or c/o CME Development Corporation at 52 Charles Street, London W1J 5EU, United Kingdom, telephone number +44-20-7127-5800. CME's Class A common stock is listed on the NASDAQ Global Select Market and the Prague Stock Exchange under the ticker symbol “CETV”.

Financial Information by Operating Segment and by Geographical Area

For financial information by operating segment and geographic area, see Part II, Item 8, Note 18, “Segment Data”.

Available Information

We make available, free of charge, on our website at http://www.cme.net our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Index

ITEM 1A.  RISK FACTORS

This report and the following discussion of risk factors contain forward-looking statements as discussed on page 2 of this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

Risks Relating to our Financial Position

The global recession, credit crisis and concerns regarding the Eurozone have adversely affected our financial position and results of operations; we cannot predict if or when economic conditions in the countries in which we operate will recover or how long any recovery may last. A failure to achieve prompt and lasting recoveries will continue to adversely affect our results of operations.

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows. While GDP and private consumption returned to growth in 2011 in most of our operating countries, the sustainability of these recoveries is uncertain due to escalating concerns regarding Europe's sovereign debt crisis and the stability of the Eurozone and as a result these economies could return to recession. Furthermore, recent economic events such as the sovereign debt crisis in several EU countries have highlighted issues relating to the short-and long-term stability of the Euro as a single currency. The departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business, as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to refinance our existing indebtedness or obtain favorable refinancing terms.

We face the risk that we may not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. Approximately US$ 129.7 million aggregate principal amount of the 2013 Convertible Notes mature in March 2013, excluding the US$ 49.5 million aggregate principal amount of 2013 Convertible Notes that are held by CME BV. If we are unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

Even if we are successful in refinancing indebtedness with current maturities, we may require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

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

Our corporate credit is currently rated B3, our 2014 Floating Rate Notes are rated Caa1, and our 2017 Fixed Rate Notes are rated Ba3 by Moody’s Investors Services. Our 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2013 Convertible Notes are rated B-, and our 2017 Fixed Rate Notes and corporate credit are rated B by Standard & Poor’s, who revised its outlook for CME Ltd. from stable to negative in November 2011. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with liquidity, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. If we fail to maintain adequate levels of liquidity, we may be downgraded. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

Our debt service obligations may restrict our ability to fund our operations.

We have significant debt service obligations under our Senior Notes, Convertible Notes and Secured Revolving Credit Facility. As a result of these debt service obligations, we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

A default under our obligations under the Senior Notes, the Convertible Notes or the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the Secured Revolving Credit Facility agreement and the indentures governing the Senior Notes and the Convertible Notes, we have pledged shares in Central European Media Enterprises N.V. and CME BV, which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes and the Secured Revolving Credit Facility agreement, we have pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures or the Secured Revolving Credit Facility agreement, the secured parties under our indentures and the Secured Revolving Credit Facility agreement would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

If our goodwill, indefinite-lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.

We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premia as a result of political uncertainty and a decline in stock price and market capitalization. We recorded an impairment charge of US$ 68.7 million in the three months ended December 31, 2011 in respect of the Bulgaria Broadcast reporting unit and the production services reporting unit of Media Pro Entertainment due to a decrease in our expected future cash flows in those reporting units. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate, or discount rates increase, we may be required to recognize impairment charges in later periods.

Fluctuations in exchange rates may adversely affect our results of operations.

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros. The Secured Revolving Credit Facility is denominated in Czech koruna. Although we have entered into currency swap agreements to reduce our exposure to movements in foreign exchange rates relating to interest payments on the Senior Notes (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cash Outlook” and Part II, Item 8, Note 12, “Financial Instruments and Fair Value Measurements”), we have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes or the outstanding amounts due under the Secured Revolving Credit Facility. Furthermore, continuing instability in the Eurozone may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

Risks Relating to our Operations

Our operating results are dependent on the importance of television as an advertising medium.

We generate most of our revenues from the sale of advertising airtime on television channels in our markets. Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.

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

•
in the event we are able to incur debt to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under the indentures governing our Senior Notes or under the Secured Revolving Credit Facility agreement.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for digital switchover with its own timeframe and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have either completed or are in the final stages of the analog switch-off. In Bulgaria and Romania, the migration to digital broadcasting is in the initial stages and completion is expected by 2015. The specific timing and approach to implementing digital switchover plans is subject to change. We cannot predict the effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any additional channels if such additional rights or licenses should be required in those countries that have not completed the digital switchover. We may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution rights for content we broadcast. We may not have access to resources sufficient to make such investments when required.

Our businesses are vulnerable to significant changes in technology that could adversely affect us.

The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

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

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While the broadcast licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods, the majority of our broadcasting licenses expire at various times between July 2012 through January 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of December 31, 2011, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 70.2% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. (“Time Warner”), whereby Mr. Lauder is entitled to vote all 17,622,364 shares of Class A common stock and 4,500,000 shares of Class B common stock owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement.  Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company.

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

As at February 17, 2012, we had a total of 2.4 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Adrian Sarbu beneficially owns 2,443,864 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Time Warner holds 17,622,364 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock.

In addition, the 2013 Convertible Notes are convertible into shares of our Class A common stock and mature on March 15, 2013. Prior to December 15, 2012, the 2013 Convertible Notes will be convertible following certain events and from that date, at any time to March 15, 2013. The 2015 Convertible Notes are convertible in shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

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

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered office, corporate
Amsterdam, Netherlands	Leased office	Corporate office, corporate
London, United Kingdom	Leased office	Corporate office, corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Prague, Czech Republic	Owned and leased buildings	Administrative center, corporate Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)

For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, III, "Liquidity and Capital Resources."

Index

ITEM 3. LEGAL PROCEEDINGS

General

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material effect on our business or consolidated financial statements, including the proceeding described below.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1.  On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.4 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. Prioritet has indicated it intends to seek leave to appeal to the Supreme Court of Ukraine. We do not believe that it is likely that we will be required to make any further payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On February 17, 2012, the last reported sales price for shares of Class A common stock was US$ 8.54.

The following table sets forth the high and low sales prices for shares of Class A common stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

2011
Fourth Quarter	$12.14	$6.25
Third Quarter	19.40	7.81
Second Quarter	23.57	19.11
First Quarter	$21.20	$17.96

2010
Fourth Quarter	$26.36	$18.75
Third Quarter	25.45	19.91
Second Quarter	38.29	19.64
First Quarter	$31.70	$25.44

At February 17, 2012, there were approximately 196 holders of record (including brokerage firms and other nominees) of shares of Class A common stock and four holders of record of shares of Class B common stock. There is no public market for shares of Class B common stock. Each share of Class B common stock has 10 votes.

6,000,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 16, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2011.

Index

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the cumulative total return of the Nasdaq Composite Index and the Dow Jones World Broadcasting Index between December 31, 2006 and December 31, 2011.

Value of US$ 100 invested at December 31, 2006 as of December 31, 2011:

Central European Media Enterprises Ltd.	$9.31
NASDAQ Composite Index	$107.86
Dow Jones World Broadcasting Index (1)	$74.13

(1) This index includes 63 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

Index

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2011. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 were derived from consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For the Years Ending December 31,
	2011	2010	2009	2008	2007
	(US$ 000's, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues	$864,782	$737,134	$681,945	$920,476	$712,018
Operating income / (loss)	6,792	22,877	(38,971)	183,466	190,230
Net (loss) / income from continuing operations	(179,604)	(116,924)	(70,983)	41,942	96,113
Income / (loss) from discontinued operations	—	213,697	(36,824)	(309,421)	9,612
Net income / (loss) attributable to CME Ltd	$(174,611)	$100,175	$(97,157)	(269,546)	88,618

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations - basic	$(2.71)	$(1.77)	$(1.11)	0.94	1.91
Continuing operations - diluted	(2.71)	(1.77)	(1.11)	0.93	1.89
Discontinued operations – Basic	—	3.34	(0.68)	(7.31)	0.23
Discontinued operations - Diluted	—	3.34	(0.68)	(7.25)	0.23
Net (loss) / income attributable to CME Ltd. – Basic	(2.71)	1.57	(1.79)	(6.37)	2.14
Net (loss) / income attributable to CME Ltd. – Diluted	$(2.71)	$1.57	$(1.79)	(6.32)	2.12
Weighted average common shares used in computing per share amounts (000’s):
Basic	64,385	64,029	54,344	42,328	41,384
Diluted	64,385	64,029	54,344	42,683	41,833

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	186,386	244,050	445,954	94,423	128,159
Other current assets	351,903	368,035	435,507	485,089	435,387
Non-current assets	2,143,480	2,328,465	1,991,326	1,827,104	1,774,889
Total assets	2,681,769	2,940,550	2,872,787	2,406,616	2,338,435
Current Liabilities	255,575	243,076	352,118	248,484	238,571
Non-current liabilities	1,408,252	1,449,722	1,348,829	1,059,687	676,902
CME Ltd. Shareholders' equity	1,001,692	1,226,879	1,177,589	1,095,258	1,399,807
Noncontrolling interests	16,250	20,873	(5,749)	3,187	23,155
Total liabilities and equity	2,681,769	2,940,550	2,872,787	2,406,616	2,338,435

Index

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the sections entitled “Forward-looking Statements” on page 2 and “Risk Factors” in Part I, Item 1A.

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and CME Ltd. and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors.

Contents

I. Executive Summary

Il. Analysis of Results of Operations and Financial Position

III Liquidity and Capital Resources

IV. Critical Accounting Policies and Estimates

V. Related Party Matters

I. Executive Summary

CME Strategy

We enjoy very strong positions in our markets based on brand strength, audience leadership, the depth and experience of local management and our expertise in the production of local content. Historically, these strengths have supported price leadership, high margins, and strong operating cash flows. These competitive advantages have permitted our operations some measure of resilience in the current economic downturn and should provide the opportunity for us to benefit as and when growth resumes.

Our strategy for the future is based on our assets: people, brands, audience and market leadership, own content and growing new distribution platforms. We are focused on enhancing the performance of the business over the short and medium term. Our priorities in this regard include:

•	maintaining or increasing our audience and market shares in all of our markets;

•	improving the effectiveness of our marketing and sales function;

•	expanding our distribution platforms with an increased focus on pay and subscription TV channels and subscription video-on-demand;

•	developing and producing our own content on a larger scale and distributing this content on multiple distribution platforms and devices in our region and internationally;

•	maintaining our operating leverage, with a strong focus on cost control to protect both profitability and liquidity, while protecting our brands and competitive strengths;

•
assessing opportunities to acquire or operate additional businesses in our regions in order to expand our offerings, target niche audiences and increase our product and services output when financially prudent; and

•	generating positive free cash flows.

We are prepared to face new challenges and adjust our strategy when new opportunities or threats arise.

Index

Summary of Results

The following tables provide a summary of our consolidated results for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ending December 31, (US$ 000's)
	2011	2010	Movement	2010	2009	Movement
Net revenues	$864,782	$737,134	17.3%	$737,134	$681,945	8.1%
Cost of revenues	(669,655)	(594,044)	(12.7)%	(594,044)	(529,286)	(12.2)%
Selling, general and administrative expenses	(119,587)	(119,816)	0.2%	(119,816)	(109,787)	(9.1)%
Impairment charge	(68,748)	(397)	Nm (2)	(397)	(81,843)	99.5%
Operating income / (loss)	6,792	22,877	(70.3)%	22,877	(38,971)	Nm (2)
Loss from continuing operations	$(179,604)	$(116,924)	(53.6)%	$(116,924)	$(70,983)	(64.7)%

Net cash generated from / (used in) continuing operating activities	$29,638	$(49,614)	Nm (2)	$(49,614)	$7,190	Nm (2)
Capital expenditures, net	(33,101)	(45,872)	27.8%	(45,872)	(47,069)	2.5%
Free cash flow(1)	$(3,463)	$(95,486)	96.4%	$(95,486)	$(39,879)	(139.4)%
(1) Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.
(2) Number is not meaningful.

Our financial results for the year ended December 31, 2011 reflect the continued impact of the global financial and economic crisis on our operations; the acquisition of Bontonfilm a.s. ("Bontonfilm") on June 30, 2011; the acquisition of the bTV group in Bulgaria on April 19, 2010; the acquisition of the Media Pro Entertainment business in Romania in December 2009; and the related integration of our content business into our new business model.

Our operating income for 2011 includes the recognition of a non-cash impairment charge of $ 68.7 million compared to US$ 0.4 million in the previous year, which resulted in an operating income for 2011 of US$ 6.8 million compared to US$ 22.9 million for 2010. During the fourth quarter of 2011, the majority our markets stabilized, although our annual results still reflect the difficult market conditions that existed for most of the year.

Net cash generated from continuing operating activities improved by US$ 79.3 million compared to 2010, reflecting our significantly higher OIBDA and improved working capital management, which was partially offset by higher cash interest costs of US$ 13.6 million incurred as a result of improving our debt maturity profile. In addition to our improvement in net cash generated from continuing operating activities, we reduced our net capital expenditures by US$ 12.8 million compared to 2010, in line with our expectations in the near term.

Operating Performance

We manage our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment, our production and distribution business, and New Media.  These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our Broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

We evaluate the performance of our segments based on Net Revenues and OIBDA.

OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.

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

OIBDA and free cash flow, as defined above, may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 8, Note 18, “Segment Data”.

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

Index

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast	$774,978	$690,727	12.2%	5.4%	$690,727	$669,066	3.2%	6.4%
Media Pro Entertainment	187,224	140,797	33.0%	26.3%	140,797	107,683	30.8%	34.7%
New Media	15,764	11,193	40.8%	32.5%	11,193	9,935	12.7%	17.3%
Intersegment revenues	(113,184)	(105,583)	(7.2)%	(1.7)%	(105,583)	(104,739)	0.8%	4.0%
Total Net Revenues	$864,782	$737,134	17.3%	10.2%	$737,134	$681,945	8.1%	11.4%

	OIBDA
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast	$211,090	$164,415	28.4%	19.1%	$164,415	$154,971	6.1%	7.1%
Media Pro Entertainment	3,996	(3,005)	Nm (1)	Nm (1)	(3,005)	7,538	(139.9)%	(140.9)%
New Media	(2,558)	(6,542)	60.9%	62.6%	(6,542)	(8,651)	24.4%	22.2%
Central	(41,851)	(44,062)	5.0%	6.3%	(44,062)	(38,151)	(15.5)%	(18.5)%
Intersegment elimination	(3,675)	(3,483)	(5.5)%	(8.5)%	(3,483)	(333)	Nm (1)	Nm (1)
Consolidated OIBDA	$167,002	$107,323	55.6%	40.2%	$107,323	$115,374	(7.0)%	(6.9)%
(1) Number is not meaningful.

Key Events in 2011

•
We completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 2015 Convertible Notes. The exchanging holders of the 2013 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million. This reduced the outstanding liability of our 2013 Convertible Notes to US$ 179.2 million.

•
Additionally, we further reduced our refinancing risk by repurchasing US $49.5 million aggregate principal amount of our 2013 Convertible Notes for cash consideration of US$ 47.4 million, including accrued interest. The outstanding balance sheet liability of our 2013 Convertible Notes at December 31, 2011 is now US$ 129.7 million.

•
We repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest.

•
We drew CZK 1.0 billion (approximately US$ 50.2 million) under the Secured Revolving Credit Facility on September 26, 2011 and a further CZK 500.0 million (approximately US$ 25.1 million) on October 5, 2011. The facility remains fully drawn as of December 31, 2011.

•	On June 30, 2011, we completed the acquisition of Bontonfilm, a film, home entertainment, digital and television rights distribution company in the
Czech Republic and the Slovak Republic, which has a leading market position in each country.

Index

Broadcast

Our Broadcast segment comprises our broadcast channel operations in primarily Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

After adjusting for inflation, we experienced an estimated overall 2% growth in real GDP in our territories during 2011, with variances ranging from between 0% in Croatia and 3% in the Slovak Republic. This growth was largely driven by external demand in our territories, particularly in the first half of 2011. Real private consumption, in the aggregate, is estimated to remain flat during 2011, with variances ranging from between slightly negative in the Czech and Slovak Republics and positive 1% in Bulgaria and in Romania. On a constant currency basis, the television advertising spending in some of our markets continued to lag behind private consumption and remained flat in 2011, with variances ranging from negative 6% in Romania to positive 5% in Slovenia.

The following table sets out our estimates of television advertising spending by market (in US$ millions) for the years ended December 31,

Country	2011	2010	2009
Bulgaria	$125	$131	$144
Croatia	121	123	128
Czech Republic	408	391	390
Romania*	229	243	271
Slovak Republic	146	145	158
Slovenia	89	85	79
Total CME Markets	$1,118	$1,118	$1,170
Growth rate	—%	(4)%	(24)%
Market sizes are quoted using the average 2011 dollar exchange rate for all the years presented above.
* Romania market excludes Moldova.

We are continuing with our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage.  During 2011, our channels in Croatia increased their prime time audience share by four points to 34% and consequently increased their share of the television advertising market. Our channels in Bulgaria, Romania, the Slovak Republic and Slovenia had fairly stable audience shares and also increased their shares of the television advertising markets, with the exception of our operations in Romania where our market share remained flat. In the Czech Republic, our combined prime time audience share of 42% reflects the decision to adjust our audience to the consumption of advertising. Earlier this year we chose not to discount heavily in the Czech Republic; and as a result, our market share declined year-on-year from 69% to 67% for 2011. During the second half of 2011, our competitors continued to discount while our cost per point ("CPP") remained flat.
The Broadcast segment reported an increase in net revenues of 12% during 2011 compared to 2010, or 5% on a constant currency basis. The increase in net revenues during 2011 was primarily due to the acquisition of the bTV group in Bulgaria in the second quarter of 2010 and increases in our shares of the TV advertising markets, most notably in Croatia. These increases in net revenues were partially offset by the continuing difficult market conditions that we are experiencing in Romania.

Costs charged in arriving at OIBDA increased by 7% in 2011 compared to 2010. On a constant currency basis costs increased 1% in 2011, compared to 2010, primarily due to the acquisition of the bTV group in Bulgaria and new channel launches such as DOMA in Croatia and POP NON-STOP in Slovenia. Excluding our operations in Bulgaria and the impact of the investments in new channels, costs decreased by 3% on a constant currency basis in the year ended December 31, 2011. This decrease is consistent with our performance for the full year in 2010 compared to 2009. We are able to manage our programming costs largely due to our ability to control our local content production, which represents a large proportion of our programming costs. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.

Our Broadcast segment generated OIBDA of US$ 211.1 million in 2011 compared to US$ 164.4 million in 2010, increasing by 28%. On a constant currency basis, OIBDA increased 19% in 2011 compared to 2010.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment is comprised of production and distribution businesses.

Media Pro Entertainment’s revenues for 2011 and 2010 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production and distribution operations.

The Media Pro Entertainment segment reported an increase in net revenues for 2011 of 33%. On a constant currency basis, net revenues increased by 26% in 2011 compared to 2010. We generated approximately US$ 75.2 million (40% of total MPE segment revenues) of our revenues from third parties during 2011, compared to US$ 35.8 million (25% of total MPE segment revenues) during 2010. The increase in our revenues and the increase in the proportion of our third party revenues primarily reflects our recent acquisition of Bontonfilm in the second quarter of 2011.

The Media Pro Entertainment segment reported a positive OIBDA of US$ 4.0 million in 2011, compared to a loss of US$ 3.0 million in 2010, an improvement of US$ 7.0 million. On a constant currency basis, OIBDA improved US$ 7.3 million compared to 2010.

Index

Production

During 2011, we delivered 886 hours of fiction programming to our Broadcast operations compared to 890 hours in 2010. This programming comprised telenovellas and soap opera shows such as ‘The Street’ in the Czech Republic and 'Lara's Choice' in Croatia; drama series such as ‘Rose Garden Clinic’ and 'Expozitura' in the Czech Republic, 'Rose Garden Clinic' in the Slovak Republic and 'Bet With Life' in Romania; and comedy series and sitcom projects such as 'Headnuts' in Slovenia, 'Zita in Trouble' in the Slovak Republic and 'Home Wars' in Bulgaria.

We delivered a total of 1,483 hours of reality and entertainment programming to our Broadcast operations in 2011 compared to 1,881 hours in 2010, with shows such as ‘Superstar’ and 'Let's Dance' in the Slovak Republic, ‘The Voice’ and 'Please Help Yourself' in Romania, ‘Minute to Win It’ in Slovenia and ‘Got Talent’ in Croatia, Romania and in Slovenia.  The hours delivered by our production operations in 2011 reflects the demand from our Broadcast operations.

Distribution

Our distribution business licensed 858 hours of original MPE fiction content to third parties worldwide during 2011 compared to 480 hours in 2010, following our expansion into new territories such as Latin America, the United States, CIS and the Middle East, primarily from the export of our telenovellas. The distribution business has also licensed 311 titles from independent producers to CME broadcasters and third parties in 2011. Our home video distribution unit achieved a 62% market share in Romania during 2011, compared to 42% in 2010.

New Media

Our New Media segment comprises an internet business in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations. We currently operate over 75 websites and distribution platforms across six markets and we have recently launched our video-on-demand service, Voyo, in all our territories. We continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms.

The following table sets out our estimates of internet advertising spending by market (in US$ millions) for the years ended December 31,

Country	2011	2010	2009
Bulgaria	$22	$17	$16
Croatia	19	18	13
Czech Republic	128	123	117
Romania*	29	25	21
Slovak Republic	25	21	21
Slovenia	15	12	11
Total CME Markets	$238	$216	$199
Growth rate	10%	9%	5%
Market sizes are quoted using the average 2011 dollar exchange rate for all the years presented above.
* Romania market excludes Moldova.

During 2011, we focused on the build and roll-out of Voyo, our content aggregation and distribution platform that offers consumers transactional, subscription and free content. We operate Voyo in each of our territories and we aim to improve the library of available content and to increase distribution. We believe that Voyo will greatly enhance our New Media segment and is our core platform for delivering our content and monetizing our audience further through paid online content.

In addition, we improved the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and the number of advertising clients and as a result, to outperform the local internet advertising market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During 2011, we increased the number of average daily non-duplicated unique visitors by 26% year-on-year and the number of advertising clients by 15% year-on-year in the countries where we operate.

Our New Media segment reported an increase in net revenues for 2011 of 41% compared to 2010, or 33% on a constant currency basis. We reported an improvement in OIBDA for 2011 of US$ 4.0 million compared to the same period in 2010, primarily due to the launch of Voyo in all our territories.

Index

Future Trends

Although the outlook in our markets is uncertain, we currently expect low single-digit real GDP growth in 2012, with variation from country to country in the timing and strength of recovery. We are confident that we will continue to enjoy a high television advertising market share in the regions in which we operate and we plan to continue to control our costs and anticipate that much of the expected revenue growth will flow immediately to our bottom line in terms of OIBDA.

We anticipate a return to higher levels of GDP growth in the markets in which we operate in the medium term and that as a result, we expect growth rates in our markets in the medium term will be higher than those in Western European or the United States. As a result of increasing revenues and optimization of our cost structure over the medium term, we expect to return to the high levels of OIBDA growth that we enjoyed in the years before the economic crisis hit.

Broadcast

The TV adverting markets in our territories stabilized towards the end of 2011 when compared with the prior year and, in aggregate, remained flat for the full year. Our visibility for the full year in 2012 remains poor and our outlook on the recovery of the television advertising markets remains cautious.
As our markets mature, we anticipate increased competition for audience share and advertising spending from other free-to-air broadcasters and from cable and satellite broadcasters as the coverage of these technologies grows. The advent of digital terrestrial broadcasting and the introduction of alternative distribution platforms for content services (including additional direct-to-home (“DTH”), the internet, internet protocol TV (“IPTV”), mobile television and video-on-demand services) may lead to audience fragmentation and change the competitive dynamics in our markets in the medium term. We do not expect a significant impact on our advertising share as we currently believe that free-to-air television advertising will continue to increase its share of the total advertising market. Furthermore, our pay television and Voyo platforms are expected to enable us to capture any advertising spend being directed towards IPTV and pay distribution channels (DTH and cable) due to our multi-channel strategy and our integrated business model.
We believe that our market leadership and the strength of our existing brands leave us well positioned to face increased competition, and we intend to continue to build on our channel portfolio with an increased focus on pay and subscription TV channels and exploiting our own content on multiple distribution platforms and devices as these new technologies develop. We are confident that, in the aggregate, we can maintain or increase our audience and market leadership and continue to strengthen our brands, while continuing to optimize our costs.  Once our markets recover, we believe that we will be able to take advantage of the increased television advertising spending and return to the high levels of OIBDA growth that we enjoyed in the years before the current economic crisis hit.
Media Pro Entertainment
Media Pro Entertainment’s revenues predominantly represent the hours delivered to our broadcasters and revenues from third parties from our production and distribution operations. The hours delivered by our production operations in 2012 will reflect the demand from our Broadcast operations, which we currently anticipate to be in line with 2011. Our focus remains on growing the business and we will continue to develop our sales of third party revenues in addition to the acquisition of Bontonfilm.

The performance of our production and distribution businesses reflect the growing importance of locally-generated content in our markets. New and emerging distribution platforms will present content producers with additional possibilities to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional linear broadcasts, to new sources of revenues such as direct response, e-commerce, video-on-demand, direct downloads, subscription TV windows, home video exploitation and international sales. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important.

MPE is well positioned to develop, produce and distribute our content, presenting us with significant opportunities in the future that will increasingly place a heavy premium on content distributed in new and emerging distribution platforms. We have created a fully integrated production business that leverages creative talent across all of our countries, allowing us to maximize revenues and enabling us to maintain a high output of quality content.  Following the integration of Bontonfilm, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania, where we are the market leader. We aim to be the market-leading producer, content aggregator and distributor in all traditional and digital windows throughout the Central and Eastern European region.

New Media
Internet broadband penetration and internet usage showed promising signs of growth towards the end of 2011 but remains low in most of our markets in comparison to Western European and U.S. markets. We are confident that our actions that led to the current audience and advertising revenue growth in 2011 will enable us to continue to outperform the internet advertising markets in our operating territories in 2012.  We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, and that the completion of our roll-out of Voyo in each of our operations will be a key factor in building the paid content market in our territories.

We anticipate that broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities further and attract higher advertising revenues by increasing and enhancing our content production on our websites, thereby generating a higher audience with a more targeted demographic profile. We will also continue with our further development of Voyo which involves moving our content online with different distribution platforms to attract all types of new media audience in order to generate multiple revenue streams including video advertising and paid premium content.

Index

Financial Position

The improvement in our year-on-year free cash flow in 2011 reflects our significantly higher OIBDA, improved working capital management and reduced capital expenditures. We believe that these working capital improvements are sustainable going forward, but that it is unlikely that there will be a significant improvement in 2012. We expect the phasing of cash flows in 2012 to be significantly different from 2011. The advance collections plan that we implemented in the first quarter of 2011, which delivered an approximately US$ 47 million benefit in that quarter, is unlikely to be repeated in the first quarter of 2012. As a result, we expect our free cash flow in the first half of 2012 to be significantly lower than the same period in 2011. Conversely, we anticipate free cash flow in the second half of 2012 to be significantly higher than that delivered in the second half of 2011. Our lower cash investment in capital expenditure in 2011 compared to 2010 reflects our decision to limit investment in capital assets to the lowest levels possible while maintaining the high quality of our products and services. We may choose to increase our medium-to long-term future capital expenditures as new technologies become available to ensure that we continue to provide quality products and services to our audience. We will continue to focus on delivering positive free cash flow in 2012.

We believe our financial resources are sufficient to meet our current financial obligations and to fund our operations. The recent refinancing transactions (described below) as well as the acquisition of the bTV group and the sale of our former Ukraine operations in 2010 have enhanced our financial position. However, further deterioration in the advertising markets or a strengthening of the dollar against the currencies of the markets in which our cash flow is generated could reduce our liquidity reserves.
We are unable to incur any additional debt at the holding company level or at the Restricted Subsidiaries (as defined below) level beyond what remains in the “baskets” set out in the indentures governing the Senior Notes unless the ratio of our consolidated OIBDA to interest expense (the “Coverage Ratio”, as defined in the indentures governing the Senior Notes) is above 2.0 times and would be on a pro forma basis following such incurrence. Our Coverage Ratio was 1.4 times at December 31, 2011. However, the “baskets” in our Senior Notes indentures permit the incurrence of debt at either the Restricted Subsidiary or the holding company level of up to EUR 250.0 million (approximately US$ 323.5 million). We have utilized US$ 301.8 million of this amount for borrowings mainly in the Czech Republic and Romania. This leaves approximately US$ 21.7 million of additional borrowing capacity available to us at December 31, 2011. There are no significant indenture constraints on our ability to refinance existing debt.
Refinancing in 2012
We have US$ 129.7 million in principal amount of 2013 Convertible Notes due March 15, 2013. We are evaluating options to refinance or repurchase in the near term the 2013 Convertible Notes or other of our senior indebtedness, including refinancing with longer dated debt or convertible instruments as well as other equity-based solutions, or a combination of these options. In addition, management will continue to take steps to maintain adequate amounts of cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations.

Index

II. Analysis of the Results of Operations and Financial Position

II (a) Net Revenues for the years ending December 31, 2011, 2010 and 2009

	NET REVENUES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$93,732	$61,753	51.8%	42.3%	$61,753	$3,517	Nm (1)	Nm (1)
Croatia	61,502	51,350	19.8%	15.5%	51,350	48,543	5.8%	10.5%
Czech Republic	285,865	265,018	7.9%	(0.4)%	265,018	271,733	(2.5)%	(2.2)%
Romania	159,387	157,416	1.3%	(3.8)%	157,416	175,409	(10.3)%	(5.7)%
Slovak Republic	101,973	90,391	12.8%	6.8%	90,391	106,479	(15.1)%	(10.8)%
Slovenia	72,519	64,799	11.9%	6.3%	64,799	63,385	2.2%	7.5%
Total Broadcast	774,978	690,727	12.2%	5.4%	690,727	669,066	3.2%	6.4%
Media Pro Entertainment	187,224	140,797	33.0%	26.3%	140,797	107,683	30.8%	34.7%
New Media	15,764	11,193	40.8%	32.5%	11,193	9,935	12.7%	17.3%
Elimination	(113,184)	(105,583)	(7.2)%	(1.7)%	(105,583)	(104,739)	(0.8)%	4.0%
Total Net Revenues	$864,782	$737,134	17.3%	10.2%	$737,134	$681,945	8.1%	11.4%
(1) Number is not meaningful.

Our net revenues increased by US$ 127.6 million, or 17%, during 2011 compared to 2010 following the improved performance of our Broadcast operations, most notably in Croatia, the Slovak Republic and Slovenia, and the acquisition of the bTV group in Bulgaria in April 2010; the increased third party revenue growth in Media Pro Entertainment primarily due to the acquisition of Bontonfilm in June 2011; and improved results in our New Media operations following the launch of Voyo across all our territories during the year. On a constant currency basis, our net revenues increased by 10% during 2011 compared to 2010.

Our Broadcast segment revenues increased 6% on a constant currency basis in 2010 compared to 2009 primarily due to the acquisition of the bTV group, which reported broadcast revenues of US$ 57.9 million in 2010 from the date of the acquisition.

Media Pro Entertainment revenues increased 35% on a constant currency basis in 2010. Prior to the acquisition of the Media Pro Entertainment business in December 2009, our Media Pro Entertainment segment included only those production activities previously embedded within our broadcast operations.

Our New Media segment revenues increased by 17% on a constant currency basis during 2010 compared to 2009, reflecting growth of the number of unique visitors and video downloads. Furthermore, we strengthened our sales teams and focused our efforts on client relations, made a shift to complete advertising solutions and deployed new sales products. We also implemented paid content in order to increase the numbers of revenue streams, building a subscription based video portal in Slovenia and Voyo in the Czech Republic.

II (b) Cost of Revenues for the years ending December 31, 2011, 2010 and 2009

	Cost of Revenues
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Operating costs	$136,018	$123,339	10.3%	4.0%	$123,339	$116,575	5.8%	9.8%
Cost of programming	445,802	390,303	14.2%	8.6%	390,303	341,201	14.4%	18.9%
Depreciation of property, plant and equipment	52,954	54,415	(2.7)%	(8.7)%	54,415	51,591	5.5%	9.8%
Amortization of broadcast licenses and other intangibles	34,881	25,987	34.2%	24.4%	25,987	19,919	30.5%	32.9%
Total Cost of Revenues	$669,655	$594,044	12.7%	6.8%	$594,044	$529,286	12.2%	16.6%

Cost of revenues: Our total cost of revenues for 2011 increased by US$ 75.6 million, or 13% compared to 2010, primarily due to our acquisition of the bTV group in Bulgaria in April 2010.

Our total cost of revenues for 2010 increased by US$ 64.8 million, or 12% compared to 2009, largely due to our acquisitions of the bTV group in April 2010 and the Media Pro Entertainment business in Romania in December 2009.

Index

	OPERATING COSTS
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$16,984	$14,669	15.8%	8.4%	$14,669	$5,853	150.6%	163.5%
Croatia	11,010	9,954	10.6%	6.4%	9,954	12,203	(18.4)%	(14.8)%
Czech Republic	35,458	32,557	8.9%	0.6%	32,557	36,093	(9.8)%	(9.6)%
Romania	20,816	23,535	(11.6)%	(14.9)%	23,535	22,309	5.5%	10.9%
Slovak Republic	20,297	16,796	20.8%	14.2%	16,796	18,459	(9.0)%	(4.3)%
Slovenia	11,906	10,375	14.8%	8.6%	10,375	10,511	(1.3)%	3.8%
Total Broadcast	116,471	107,886	8.0%	1.8%	107,886	105,428	2.3%	5.7%
Media Pro Entertainment	14,734	11,867	24.2%	17.8%	11,867	2,733	Nm (1)	Nm (1)
New Media	4,813	3,586	34.2%	26.1%	3,586	8,414	(57.4)%	(53.2)%
Total Operating Costs	$136,018	$123,339	10.3%	4.0%	$123,339	$116,575	5.8%	9.8%
(1) Number is not meaningful.

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for 2011 increased by US$ 12.7 million, or 10%, compared to 2010, primarily due to our acquisition of the bTV group in Bulgaria in April 2010 and an increase in transmission and operating staff-related costs in the Czech Republic and the Slovak Republic. On a constant currency basis, operating costs increased by 4% compared to 2010. We limited comparable year-on-year cost increases in constant currency terms through a combination of salary constraints and the deferral of certain expenditures.

The increase in total operating costs for 2010 is primarily due to costs associated with broadcasting our free-to-air signal in Bulgaria following our acquisition of the bTV group in April 2010, and the acquisition of Media Pro Entertainment in Romania in December 2009. These increases were only partially offset by reduced operating costs in our New Media division, which decreased by 53% on a constant currency basis following further optimization of those operations.

	COST OF PROGRAMMING
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$56,158	$42,827	31.1%	23.1%	$42,827	$35,218	21.6%	27.9%
Croatia	39,726	32,643	21.7%	17.4%	32,643	30,779	6.1%	10.8%
Czech Republic	93,907	92,167	1.9%	(6.2)%	92,167	86,313	6.8%	7.1%
Romania	100,573	98,036	2.6%	(1.8)%	98,036	98,221	(0.2)%	4.9%
Slovak Republic	62,839	64,878	(3.1)%	(8.1)%	64,878	61,028	6.3%	11.8%
Slovenia	35,851	31,690	13.1%	7.1%	31,690	32,319	(1.9)%	3.1%
Total Broadcast	389,054	362,241	7.4%	1.4%	362,241	343,878	5.3%	9.3%
Media Pro Entertainment	156,242	120,757	29.4%	25.9%	120,757	93,964	28.5%	32.4%
New Media	8,834	9,404	(6.1)%	(11.6)%	9,404	7,765	21.1%	29.9%
Elimination	(108,328)	(102,099)	(6.1)%	(0.8)%	(102,099)	(104,406)	2.2%	(0.8)%
Total Cost of Programming	$445,802	$390,303	14.2%	8.6%	$390,303	$341,201	14.4%	18.8%

Cost of programming:  Programming costs (including production costs and amortization of programming rights) increased by US$ 55.5 million, or 14%, during 2011 compared to 2010. On a constant currency basis, the increase of 9% during 2011 compared to reflects the acquisition of the bTV group in April 2010 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change is a lower amortization charge of approximately US$ 3.9 million for the year ended December 31, 2011 (see Item 8, Note 2, "Summary of Significant Accounting Policies").

Programming costs increased by US$ 49.1 million, or 14% in 2010, or 19% on a constant currency basis compared to 2009, reflecting the acquisition of the Media Pro Entertainment business in Romania in December 2009 and the bTV group in April 2010, the cost of launching new channels, including MTV CZECH in November 2009, DOMA (Slovak Republic) in August 2009 and TV PIKA (now POP BRIO) in Slovenia in September 2009, and the impact of increased competition for high quality programming on the cost of acquired programming in our markets.

Index

Depreciation of property, plant and equipment:  Total depreciation of property, plant and equipment in 2011 decreased by US$ 1.5 million, or 3%. On a constant currency basis, depreciation decreased 9%, reflecting a decrease in capital expenditures.

Depreciation of property, plant and equipment increased by US$ 2.8 million, or 6% in 2010, or 10% on a constant currency basis reflecting the impact of our acquisition of the bTV group as well as investments in production equipment assets across all of our Media Pro Entertainment operations.

Amortization of broadcast licenses and other intangibles:  Total amortization of broadcast licenses and other intangibles increased by US$ 8.9 million in 2011, or 34%, compared to 2010. On a constant currency basis, the increase of 24% reflects additional amortization of intangible assets arising on the acquisition of the bTV group.

Amortization of broadcast licenses and other intangibles increased by US$ 6.1 million, or 31% in 2010, or 33% on a constant currency basis, reflecting the amortization of intangible assets arising on the acquisition of the bTV group and Media Pro Entertainment.

Amortization of broadcast licenses will increase in 2012 due to our change in estimates of the remaining useful lives of the licenses in Bulgaria, Romania, and Slovenia (see Item 8, Note 4, "Goodwill and Intangible Assets").

Index

II (c) Selling, General and Administrative Expenses for the years ending December 31, 2011, 2010 and 2009

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Broadcast:
Bulgaria	$7,694	$6,328	21.6%	12.4%	$6,328	$6,917	(8.5)%	(3.8)%
Croatia	6,106	6,385	(4.4)%	(6.6)%	6,385	4,928	29.6%	35.4%
Czech Republic	16,106	17,475	(7.8)%	(15.2)%	17,475	18,588	(6.0)%	(5.7)%
Romania	12,058	9,849	22.4%	15.2%	9,849	14,944	(34.1)%	(30.7)%
Slovak Republic	8,870	9,718	(8.7)%	(13.9)%	9,718	12,027	(19.2)%	(15.1)%
Slovenia	5,160	4,307	19.8%	13.3%	4,307	4,975	(13.4)%	(9.0)%
Divisional operating costs	2,361	2,123	11.2%	3.9%	2,123	2,410	(11.9)%	(4.3)%
Total Broadcast	58,355	56,185	3.9%	(2.7)%	56,185	64,789	(13.3)%	(10.0)%
Media Pro Entertainment	15,348	14,361	6.9%	0.3%	14,361	3,448	Nm (1)	Nm (1)
New Media	4,675	4,745	(1.5)%	(5.3)%	4,745	2,407	97.1%	106.3%
Central	42,411	44,525	(4.7)%	(5.3)%	44,525	39,143	13.7%	19.7%
Elimination	(1,202)	—	Nm (1)	Nm (1)	—	—	—%	—%
Total Selling, General and Administrative Expenses	$119,587	$119,816	(0.2)%	(4.3)%	$119,816	$109,787	9.1%	13.8%
(1) Number is not meaningful.

Selling, general and administrative expenses decreased by US$ 0.2 million in 2011 compared to 2010, reflecting our efforts to implement cost efficiencies. The increase of costs in the Broadcast segment, primarily reflecting a full year of operations of the bTV group in 2011, was primarily offset by a decrease in central costs.

Selling, general and administrative expenses increased by US$ 10.0 million, or 9%, compared to 2009 primarily attributable to the operations of Media Pro Entertainment.

Central costs decreased by US$ 2.1 million, or 5% in 2011 compared to 2010, reflecting a reduction of accounting and tax costs incurred during the prior year related to the bTV group acquisition.

Central costs increased by US$ 5.4 million, or 14%, in 2010 compared to 2009. Central costs in 2010 included approximately US$ 4.4 million of costs related to the acquisition of the bTV group and US$ 1.2 million of onerous lease obligations following the bankruptcy of the tenant of our former administrative center in London.

Central costs in 2009 included approximately US$ 4.1 million of costs related to the acquisition of Media Pro Entertainment, and are stated net of other income of US$ 3.4 million arising on the assignment of our claim in the bankruptcy proceedings of Lehman Brothers Holdings (“Lehman Holdings”) and Lehman Brothers OTC Derivatives Inc. (“Lehman OTC”) to an unrelated third party.

Central costs in 2011 include a charge of US$ 5.9 million (2010: US$ 6.8 million; 2009: US$ 6.2 million) in respect of non-cash stock-based compensation (see Item 8, Note 16, “Stock-Based Compensation”).

Index

II (d) Impairment charge for the years ending December 31, 2011, 2010 and 2009

	For the Years Ending December 31, (US$ 000's)
	2011	2010	2009
Impairment charge	$68,748	$397	$81,843

We recognized impairment charges totaling US$ 68.7 million in 2011 which reflected a US$ 4.3 million write-down of the trademark and a US$ 53.4 million write-down of goodwill included within the Bulgaria Broadcast reporting unit, as well as US$ 11.0 million related to the write-off of goodwill in the production services reporting unit of Media Pro Entertainment (see Item 8, Note 4, "Goodwill and Intangible Assets"). We revised our estimates of future cash flows in each of these reporting units during the final quarter of 2011 primarily to reflect our revised expectations of uncertainty in the Eurozone and its periphery on our Bulgaria Broadcast operations and an expectation of challenges in growing third party revenues for production services.

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

We performed an impairment review in the first quarter of 2009 as a result of a deterioration in various macroeconomic indicators, a reduction in the short and medium-term economic projections for our markets by external analysts and a significant drop in the price of shares of our Class A common stock. Upon reviewing all of our long-lived assets, indefinite-lived intangible assets and goodwill during that review, we concluded that a charge of US$ 81.8 million was required to write down the long-lived assets in the Pro.BG asset group to US$ nil (see Item 8, Note 4, “Goodwill and Intangible Assets”).

II (e) Operating income / (loss) for the years ending December 31, 2011, 2010 and 2009

	Operating Income
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2011	2010	% Act	% Lfl	2010	2009	% Act	% Lfl
Operating income / (loss)	$6,792	$22,877	(70.3)%	Nm (1)	$22,877	$(38,971)	158.7%	Nm (1)
(1) Number is not meaningful.

Operating income for 2011 decreased by US$ 16.1 million compared to 2010, While revenues increased by US$ 127.6 million compared to 2010, cost of revenues increased by US$ 75.6 million and selling, general and administrative expense declined slightly. The positive difference was more than offset by impairment charges of US$ 68.7 million, resulting in the decrease in operating income.

We had operating income of US$ 22.9 million in 2010 compared to an operating loss of US$ 39.0 million in 2009 primarily due to a reduction in impairment charges in 2010.

Our operating margin was 0.8% in 2011, compared to 3.1% in 2010. Excluding the impact of impairment charges, our operating margins were 8.7% and 3.2% in 2011 and 2010, respectively.

Index

II (f) Other income / (expense) items for the years ending December 31, 2011, 2010 and 2009

	Other Income / (Expense)
	For the Years Ending December 31, (US$ 000's)
	2011	2010	% Act	2010	2009	% Act
Interest income	$2,753	$2,238	23.0%	$2,238	$2,876	(22.2)%
Interest expense	(161,457)	(133,505)	(20.9)%	(133,505)	(115,771)	(15.3)%
Foreign currency exchange (loss) / gain, net	(31,124)	(5,030)	Nm (1)	(5,030)	82,920	Nm (1)
Change in fair value of derivatives	7,281	1,164	Nm (1)	1,164	1,315	(11.5)%
Other income	1	357	(99.7)%	357	1,385	(74.2)%
Provision for income taxes	(3,850)	(5,025)	23.4%	(5,025)	(4,737)	(6.1)%
Discontinued operations, net of tax	—	213,697	(100)%	213,697	(36,824)	Nm (1)
Noncontrolling interest in loss of consolidated subsidiaries	4,993	3,402	46.8%	3,402	10,650	(68.1)%
Currency translation adjustment, net	(59,430)	(17,586)	Nm (1)	(17,586)	(106,604)	83.5%
(1) Number is not meaningful.

Interest income in 2011 increased by US$ 0.5 million compared to 2010, primarily as a result of the movement of foreign exchange rates and higher interest rates on cash deposits.

Interest income decreased by US$ 0.6 million in 2010 compared to 2009 primarily as a result of a reduction in interest rates and our maintaining a lower average cash balance.

Interest expense increased by US$ 28.0 million compared to 2010, primarily as a result of US$ 25.9 million of losses on the repurchase and refinancing of debt (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements") and additional interest expense associated with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes, the 2017 Fixed Rate Notes issued in October 2010 and the Secured Revolving Credit Facility.

In 2010, interest expense increased by US$ 17.7 million compared to 2009 primarily due to our increased borrowings and the average interest rate applicable thereon. Our 2016 Fixed Rate Notes (issued in September 2009) were outstanding for a full year in 2010 and we also incurred interest in connection with the issuance of our 2017 Fixed Rate Notes (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").

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

In 2011, we recognized a net loss of US$ 31.1 million, comprised of transaction losses of US$ 30.8 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 15.2 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2011 and December 31, 2011, and transaction losses of US$ 15.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

In 2010, we recognized a net loss of US$ 5.0 million, comprised of transaction losses of US$ 40.0 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 54.7 million on the Senior Notes due to the strengthening of the dollar against the Euro between January 1, 2010 and December 31, 2010, and transaction losses of US$ 19.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During 2009, we recognized a net gain of US$ 82.9 million comprising transaction gains of US$ 116.7 million on the revaluation of intercompany loans; transaction losses of approximately US$ 39.4 million on third party indebtedness due to the strengthening of the Euro from December 31, 2008; and transaction gains of US$ 5.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: During 2011, we recognized a gain of US$ 0.3 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010, and a gain of US$ 0.2 million as a result of the change in fair value of the call option issued in connection with the restructuring of the Bulgarian operations in 2010. The call option strike price now equals the value of the underlying, which is the equity in CME Bulgaria B.V., so the fair value of the option is US$ nil, and there will be no further changes recognized in earnings. We also recognized a gain of US$ 6.8 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

In 2010 we recognized a loss of US$ 1.1 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a US$ 2.8 million gain as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business (see Item 8, Note 3, “Acquisitions and Disposals”). We also recognized a loss of US$ 0.5 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.

In 2009 we recognized a gain of US$ 1.3 million as a result of the change in the fair value of the currency swaps entered into on April 27, 2006.

Index

Provision for income taxes:  The provision for income taxes during 2011 was a net provision of US$ 3.9 million, which reflects valuation allowances in respect of the tax benefit of tax losses. It also includes tax credits in respect of tax losses in our Romanian Content operations (see Item 8, Note 14, "Income Taxes").

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

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia. For further information on taxes see Item 8, Note 14, “Income Taxes”.

Discontinued operations, net of tax:  In April 2010, we completed the sale of our operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder. The results of the Ukraine operations have therefore been treated as discontinued operations in 2010 and 2009.

Noncontrolling interest in loss of consolidated subsidiaries:  In 2011, the loss of US$ 5.0 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of impairment charges in the Bulgaria Broadcast reporting unit. In 2010, the loss of US$ 3.4 million primarily reflected the noncontrolling interest portion of losses in MPE, which offset the noncontrolling interest portion of income generated by the bTV group. The change from 2009 to 2010 reflects additional losses of our Pro.BG business partially offset by income generated by the bTV group acquired in April 2010.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar strengthened during the second half of 2011, and overall appreciated against the functional currencies of our operations during the year. In 2011, we recognized a loss of US$ 59.4 million on the revaluation of our net investments in subsidiaries compared to a loss of US$ 17.6 million in 2010 and US$ 106.6 million in 2009.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and December 31 in 2011, 2010 and 2009, respectively:

	For the Years Ending December 31,
	2011	2010	2009
Bulgarian Lev	3%	8%	(3)%
Croatian Kuna	5%	9%	(2)%
Czech Koruna	6%	2%	(5)%
Euro	3%	8%	(3)%
New Romanian Lei	4%	9%	4%

The dollar appreciated against the functional currencies of our operations between January 1 and December 31, 2011, but was, on average, weaker than it was during 2010.  The following table illustrates the change in the average exchange rates between the dollar and the functional currencies of our operations for the years ending December 31, 2011, 2010 and 2009:

	For the Years Ending December 31,
	2011	2010	2009
Bulgarian Lev	(5)%	5%	5%
Croatian Kuna	(3)%	4%	7%
Czech Koruna	(7)%	1%	11%
Euro	(5)%	5%	5%
New Romanian Lei	(4)%	5%	21%

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

Index

II (g) Condensed consolidated balance sheet as at December 31, 2011 compared to December 31, 2010

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	December 31, 2011	December 31, 2010	Movement
Current assets	$538,289	$612,085	(12.1)%
Non-current assets	2,143,480	2,328,465	(7.9)%
Current liabilities	255,575	243,076	5.1%
Non-current liabilities	1,408,252	1,449,722	(2.9)%
CME Ltd. shareholders’ equity	1,001,692	1,226,879	(18.4)%
Noncontrolling interests in consolidated subsidiaries	16,250	20,873	(22.1)%

Current assets:  Current assets at December 31, 2011 decreased by US$ 73.8 million compared to December 31, 2010, primarily as a result of the net decrease in cash used in connection with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes and the repurchase of a portion of the 2016 Fixed Rate Notes and the 2013 Convertible Notes.

Non-current assets:  Non-current assets at December 31, 2011 decreased by US$ 185.0 million compared to December 31, 2010, primarily due to impairment in the Bulgaria Broadcast reporting unit and production services reporting unit of MPE (see Item 8, Note 4, "Goodwill and Intangible Assets), as well as currency translation adjustments as a result of the overall strengthening of the US dollar during the period.

Current liabilities:  Current liabilities at December 31, 2011 increased by US$ 12.5 million compared to December 31, 2010, primarily as a result of an increase in programming liabilities reflecting the impact of extending programming payments, partially offset by repayment of drawings on the BMG pool.

Non-current liabilities:  Non-current liabilities at December 31, 2011 decreased by US$ 41.5 million compared to December 31, 2010, primarily as a result of the repurchase of 2016 Fixed Rate Notes and 2013 Convertible Notes, a decrease in the carrying value of our Senior Notes resulting from movement in the spot rate between January 1, 2011 and December 31, 2011, and a decrease in the derivative liability due to changes in fair value and presentation of the currency swap as current.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 225.2 million compared to December 31, 2010.  We recognized a decrease in other comprehensive income of US$ 60.2 million due to the overall impact of the appreciation of the dollar on our foreign currency denominated assets, net loss of US$ 174.6 million for 2011, and a decrease in additional paid-in capital of US$ 8.4 million for the reacquisition of the equity component of the 2013 Convertible Notes. These decreases were partially offset by an increase of US$ 11.9 million in additional paid-in capital for the equity component of the 2015 Convertible Notes, and an increase of US$ 0.2 million related to the exercise of stock options.  We recognized a stock-based compensation charge of US$ 5.9 million during 2011.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at December 31, 2011 decreased US$ 4.6 million compared to December 31, 2010, primarily due to the net loss attributable to noncontrolling interests.

Index

III. Liquidity and Capital Resources

III (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 57.7 million during the year ended December 31, 2011.  The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Years Ending December 31, (US$ 000's)
	2011	2010	2009
Net cash generated from / (used in) continuing operating activities	$29,638	$(49,614)	7,190
Net cash used in continuing investing activities	(42,698)	(456,770)	(75,129)
Net cash (used in) / received from continuing financing activities	(38,168)	7,338	475,027
Net cash used in discontinued operations – operating activities	—	(5,921)	(39,855)
Net cash generated from discontinued operations – investing activities	—	307,790	(1,982)
Net cash generated from discontinued operations – financing activities	—	—	(22,224)
Impact of exchange rate fluctuations on cash	(6,436)	(4,727)	8,504
Net decrease in cash and cash equivalents	$(57,664)	$(201,904)	351,531

Operating Activities

Cash generated from continuing operations increased from an outflow of US$ 49.6 million in 2010 to an inflow of US$ 29.6 million in 2011, reflecting the generation of positive cash flows from our Broadcast operations in Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, as well as improvements in working capital, which were partially offset by the negative cash flows from our Broadcast operations in Croatia and our MPE operations. We paid interest of US$ 111.8 million on our Senior Notes and Convertible Notes in 2011 compared to US$ 100.9 million in 2010.

The reduction in cash generated from continuing operations in 2010 reflects an increase of US$ 39.0 million in interest payments as well as the continued impact of the market slowdown on the level of cash generated by our operations.

During 2009, cash generated from continuing operations was US$ 7.2 million, reflecting the cash needs of our Pro.BG business as well as the decline in profitability of our broadcast operations during the economic downturn.

Investing Activities

Our investing cash flows in 2011 primarily comprised US$ 34.2 million relating to capital expenditures and net cash paid for Bontonfilm of US$ 8.8 million (see Item 8, Note 3, “Acquisitions and Disposals”).

Our investing cash flows in 2010 primarily comprised US$ 409.5 million relating to the acquisition of the bTV group and US$ 46.0 million relating to capital expenditures.

Our investing cash flows in 2009 primarily comprised of US$ 10.0 million paid in connection with our acquisition of Media Pro Entertainment and capital expenditures of US$ 48.0 million.

Financing Activities

Cash used in financing activities in 2011 was US$ 38.2 million compared to cash received of US$ 7.3 million in 2010.  The amount of net cash used in 2011 primarily reflects US$ 32.1 million paid in connection with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes and US$ 73.6 million paid to repurchase of a portion of the 2016 Fixed Rate Notes and the 2013 Convertible Notes (see Item 8, Note 5, Long-Term Debt and Other Financing Arrangements“). These payments were partially offset by net proceeds from credit facilities, which included drawings of US$ 84.9 million from the Secured Revolving Credit Facility.

The amount of net cash received in 2010 reflected the issuance of EUR 170.0 million (approximately US$ 237.5 million at the date of issuance) aggregate principal amount of 2017 Fixed Rate Notes, less costs of US$ 12.0 million, offset by the repayment of CZK 1.45 billion (approximately US$ 78.1 million at the date of repayment) of credit facilities, the repayment of a revolving facility in Slovenia of EUR 22.5 million (approximately US$ 30.2 million at the date of repayment), the repurchase of approximately US$ 101.5 million of our Senior Notes and 2013 Convertible Notes and US$ 6.5 million paid in connection with the acquisitions of noncontrolling interests (see Item 8, Note 3, “Acquisitions and Disposals“). A credit facility with Erste Group Bank A.G. that had been drawn in full in 2010 was repaid in full on October 21, 2010 using the proceeds from the issuance of the 2017 Fixed Rate Notes.

The amount of cash received in 2009 reflected the issuance of 14.5 million shares of Class A common stock and 4.5 million shares of Class B common stock to an affiliate of Time Warner Inc. for an aggregate offering price of US$ 234.4 million, net of fees paid, and the drawdown of our revolving credit facilities to maximize liquidity and the issuance of EUR 440.0 million (net of fees) (approximately US$ 634.0 million at the date of issuance) of our 2016 Fixed Rate Notes. This was offset by payments of approximately US$ 371.1 million to repurchase debt and the repayment of EUR 127.5 million (approximately US$ 187.3 million at the date of repayment) outstanding on a credit facility with the European Bank for Reconstruction and Development.

Discontinued Operations

Our former Ukraine operations were sold in April 2010.

Index

III (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, subject to the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

Our ongoing source of cash at our broadcast and new media operations is primarily the receipt of payments from advertisers and advertising agencies. This may be supplemented from time to time by local borrowing. Surplus cash generated in this manner, after funding the ongoing station operations, may be remitted to us, where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

III (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of December 31, 2011 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,365,272	$82	$359,144	$783,340	$222,706
Long-Term Debt – interest (1)	485,726	104,347	198,274	167,051	16,054
Unconditional Purchase Obligations	369,936	150,119	178,246	39,437	2,134
Operating Leases	25,439	5,849	6,664	3,570	9,356
Capital Lease Obligations	4,195	1,101	1,161	736	1,197
Other Long-Term Obligations	41,025	12,324	16,933	11,768	—
Total Contractual Obligations	$2,291,593	$273,822	$760,422	$1,005,902	$251,447

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at December 31, 2011.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At December 31, 2011, we had commitments in respect of future programming of US$ 361.8 million. This includes contracts signed with license periods starting after December 31, 2011.

Other Long-term Obligations

Other long-term obligations include US$ 38.0 million of digital transmission commitments, US $ 0.7 million related to an interest rate swap and US$ 2.3 million related to currency swaps (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 8, Note 19, “Commitments and Contingencies”.

Other

As we are unable to reasonably predict the timing of the settlement of liabilities related to unrecognized tax benefits, the table above does not include US$ 23.1 million of such non-current liabilities included in deferred tax liabilities recorded on our Consolidated Balance Sheet as of December 31, 2011, of which only US$ 0.2 million could result in cash settlement.

During December 2011, we were notified that Top Tone Media Holdings Limited intends to exercise its right to acquire additional equity in CME Bulgaria B.V. (see Item 8, Note 3, "Acquisitions and Dispositions"). Upon consummation of the equity transfer, our ownership of our Bulgaria Broadcast operations would be reduced to 90.0%. The option strike price is the fair value of the equity in CME Bulgaria B.V., as determined by an independent valuation.

Index

III (d) Cash Outlook

Historically, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, launch new channels, acquire non-controlling interests in our existing channels and for other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. We still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at December 31, 2011, we had US$ 246.5 million available in cash and credit facilities, which includes the 2013 Convertible Notes repurchased by CME BV (see Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”).

We continue to take steps to improve our liquidity position. These steps have included targeted reductions to our operating cost base through headcount reductions and widespread cost optimization programs, the deferral of programming commitments and capital expenditure, the rescheduling of expansion plans and increasing our cash resources through additional debt facilities and refinancing existing credit facilities.

Improving our liquidity position and extending the maturity of our debt

As of December 31, 2011, the principal amount of our Senior Notes and Convertible Notes together represented 93.8% of the total principal amount of our total debt outstanding.  US$ 129.7 million in principal amount of 2013 Convertible Notes is due March 15, 2013. We are evaluating options to refinance or repurchase in the near term the 2013 Convertible Notes or other of our senior indebtedness, including refinancing with longer dated debt or convertible instruments as well as other equity-based solutions, or a combination of these options.

During 2011 we completed privately negotiated exchanges of US$ 261.0 million aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million aggregate principal amount of 2015 Convertible Notes, which improved our maturity profile. We also repurchased US$ 49.5 million aggregate principal amount of our 2013 Convertible Notes and EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes (see Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”).  We intend to continue to opportunistically refinance our indebtedness should such opportunities appear attractive to us.

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio (see Item 8, Note 21, "Indenture Covenants") is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of December 31, 2011, our Coverage Ratio was 1.4 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 323.5 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 301.8 million of this amount for borrowings, mainly in the Czech Republic and Romania, including CZK 1.5 billion (approximately US$ 75.2 million) in connection with the Secured Revolving Credit Facility, which was fully drawn as of December 31, 2011. There was approximately US$ 21.7 million of additional borrowing capacity available to us at December 31, 2011. Under the Secured Revolving Credit Facility, CET 21 is subject to maintenance covenants (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").  Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

Credit ratings and future debt issuances

Our corporate credit is currently rated as B with negative outlook by S&P and B3 with stable outlook by Moody’s. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $125.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.  The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies now monitor companies much more closely and have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 7.3 times at December 31, 2011 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities, and including, on a pro forma basis, twelve-months of operations of Bontonfilm) (“pro forma OIBDA”). As of December 31, 2011, our total gross debt of US$ 1,372.1 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our Consolidated Financial Statements. Our pro forma OIBDA was US$ 188.1 million and the ratio of gross debt less cash to pro forma OIBDA was 6.3 at December 31, 2011, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by full year OIBDA. The ratio of net debt to reported OIBDA was 7.1 as at December 31, 2011.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As of December 31, 2011, our Unrestricted Subsidiaries consist of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V., the entity that funded these operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of December 31, 2011, there was US$ 1.5 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Index

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech Koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any substantial risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and CSAS expiring in 2013 to reduce the impact of changing interest rates on our floating rate debt (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”). This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

Capped Call Options

On September 15, 2008, Lehman Brothers Holdings Inc, (“Lehman Holdings”, and collectively with Lehman Brothers OTC Derivatives Inc., “Lehman Brothers”), filed for protection under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing of Lehman Holdings, as guarantor, was an event of default that gave us the right to early termination of capped call options we had purchased from Lehman Brothers to increase the effective conversion price of our 2013 Convertible Notes. We exercised this right and have claimed an amount of US$ 19.9 million. We subsequently assigned our claim to an unrelated third party for cash consideration of US$ 3.4 million.  On March 14, 2011, Lehman Brothers filed an objection to our bankruptcy claim, contending that our claim is worth US $14.7 million. On April 12, 2011, a response was filed with the bankruptcy court reasserting our claim of US$ 19.9 million.

We had purchased similar capped call options from BNP Paribas (“BNP”) and Deutsche Bank Securities Inc. (“DB”), however we consider the likelihood of similar loss on the BNP or DB capped calls to be significantly less following the coordinated response of Europe’s central banks to the global liquidity crisis and the pivotal positions that each of these banks occupies in its respective country. In the event of any similar default, there would be no impact on our current liquidity since the purchase price of the options has already been paid and we have no further obligation under the terms of the capped calls to deliver cash or other assets to the counterparties.  Any default would increase the dilutive effect to our existing shareholders resulting from the issuance of shares of Class A common stock upon any conversion of the 2013 Convertible Notes.

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

III (e) Off-Balance Sheet Arrangements

None.

Index

IV. Critical Accounting Policies and Estimates

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

Program Rights

Program rights consist of programming acquired from third parties and programming (film and television) produced locally and form an important component of our station broadcasting schedules. Program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Where the initial airing of content allowed by a license is expected to provide more value than subsequent airings, program rights are amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. These films and series are amortized with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run. During 2011 we changed our estimate in regard to the relative economic value of each run of a three-run license, and for these we now amortize 50% on the first run, 28% on the second run and 22% on the third run with effect from July 1, 2011. The impact of this change is a lower amortization charge of approximately US$ 3.9 million for the year ended December 31, 2011 (see Item 8, Note 2 "Summary of Significant Account Policies").

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

We recognize revenue from filmed content at the Media Pro Entertainment level when the revenue recognition criteria are met. In practice, it usually means revenue on the sale of content is recognized when the finished content is available for our broadcasters or delivered to third parties (unless the license period has not begun). Intercompany revenue is eliminated upon consolidation, and this revenue is not recognized at the CME group level until the content is exploited by our broadcasters, which usually means we have earned advertising or other revenue.

We recognize revenue from the distribution of acquired content when the content is available for telecast, which is usually when we furnish a Notice of Delivery to our clients, and when the license period for the arrangement under consideration - usually a pre-defined “window”- has begun.

Produced program rights as shown in the balance sheet represent the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, less accumulated amortization, or fair value.

When we recognize revenue on a title, both at the segment and at the CME consolidated level, we also recognize a proportion of the capitalized film costs in the income statement using the individual film forecast model. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the title's life cycle (the "ultimate revenues").

The process of evaluating a title's ultimate revenues requires management judgment and is inherently subjective. The calculation of ultimate revenue can be a complex one, however the level of complexity and subjectivity is correlated to the number of revenue streams that management believes will be earned. Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple types of revenues. As already mentioned, the majority of our production is intended primarily for exploitation by our own broadcasters and we have few supportable expectations of generating revenue from other sources. In such cases, we consider mainly the free television window in our calculation of the ultimate revenue. For produced and acquired feature films or other projects where we do have supportable estimates of generating multiple revenue streams, we base our estimates of ultimate revenues for each film on factors such as the historical performance or similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theatres in which the film will be released. We update such estimates based on information available on the progress of the film's production and upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on our results for that period.

When the estimated ultimate revenues, less additional costs to be incurred (including exploitation costs), are less than the carrying value of the film costs, the value of a film is deemed to be impaired and thus, an immediate write-off of unrecoverable film costs is recorded in the Consolidated Statement of Operations.

Index

Recognition of goodwill and intangible assets

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

All assumptions and estimates applied were based on best estimates at the respective acquisition dates. We changed our estimate as of January 1, 2012 for the remaining useful life of the broadcast license recorded in connection with the acquisition of the bTV group, see Item 8, Note 4 "Goodwill and Intangible Assets".

Impairment of goodwill, indefinite lived- intangible assets and long-lived assets

We assess the carrying value of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Impairment tests of goodwill and indefinite-lived intangible assets are performed at the reporting unit level. If potential impairments of goodwill exist, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value after adjusting for any impairment of indefinite-lived intangible assets or long-lived assets.

The fair value of each reporting unit, and consequently the amount of implied goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified ten reporting units which consist of our six geographic locations for our broadcast operations: Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia; the fiction/reality and entertainment, production services and distribution reporting units within our Media Pro Entertainment reportable segment and our New Media reporting unit (which is also a reportable segment).

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

Assessing goodwill, indefinite-lived intangible assets and long-lived assets requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis with several individual assumptions which fluctuate with the passage of time. The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of carrying values	Undiscounted future cash flows
Fair value of indefinite-lived broadcast licenses	Build-out method
Fair value of indefinite-lived trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

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

Index

Economic growth in the countries where we operate largely stabilized during 2011, with certain markets returning to growth. As of December 31, 2011, uncertainty in the Eurozone has led to some economic forecasts to anticipate a decrease in growth in the period ahead. In developing our forecasts of future cash flows, we take into account all available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values to understand the difference between the two.

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied in all reporting units at the end of 2011 were slightly higher than or comparable to those we had used in our annual impairment review at the end of 2010, which we believe represents a slight increase in the perceived level of risk of investing in emerging markets by market participants.

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

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter, we decreased our short-term view of the size of the television advertising markets based on current market views regarding growth rates in the coming periods before markets recover in the medium- to long-term.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each station, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect further cost control we intend to execute.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant from the prior year impairment reviews.

During the third quarter of 2011, there was a significant decrease in the traded price of shares of our Class A common stock, but internal and external estimates of the TV advertising markets in which we operate were for the most part unchanged. As there were no downward revisions to our internal cash flow projections, and our results for the nine months ended September 30, 2011 had improved from the corresponding period of the prior year, we determined it was unlikely that the results of an impairment review, if performed at that time, would reach a conclusion different from the last annual impairment review performed in 2010.

Index

The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the 2010 annual impairment review and the annual impairment review performed in 2011 along with the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying values (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between 2010 and 2011 review	Necessary to break even
Bulgaria	3.8%	N/A
Croatia	9.7%	106%
Czech Republic	2.2%	21%
Romania	2.3%	41%
Slovak Republic	(0.7)%	40%
Slovenia	(2.2)%	108%
Fiction and Reality and Entertainment	(0.2)%	48%
Production Services	(0.2)%	N/A
Distribution	(0.2)%	7.4%

For those reporting units with goodwill as at December 31, 2011, the following compound cash flow growth rates are necessary to avoid failing Step 1 of the goodwill impairment test. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting Unit	Break even growth rate (%) (1)	Growth rate currently implied (%) (1)
Bulgaria (2)	21.4%	21.4%
Croatia	17.1%	24.5%
Czech Republic	3.2%	6.0%
Romania	17.0%	21.6%
Slovak Republic	17.4%	21.4%
Slovenia	0.0%	8.7%
Fiction and Reality and Entertainment	16.0%	30.0%
Production Services (3)	N/A	N/A
Distribution and Exhibition	10.3%	28.7%

(1) The break-even growth rates and the implied current growth rates reflect the level of cash currently generated by our operations. Those reporting units which currently generate the majority of our cash flows have the lowest implied growth rates and the reporting units generating the minority of our cash flows have higher implied growth rates. These growth rates are calculated by applying a constant annual growth rate to current year cash flow forecasts, with all other variables constant, such that the net present value of all future cash flows to perpetuity equals the carrying value of the reporting unit’s assets for the break-even rate or our estimate of the fair value of the reporting unit for the rate currently implied. Such rates do not indicate our expectation of cash flow growth in any given year, nor are they necessarily comparable with actual growth rates achieved in previous years.
(2) Rates reflective of value used for Step 2 of goodwill impairment test.
(3) MPE - production services reporting unit goodwill was fully impaired during Q4 2011.

The table below shows whether an adverse change of 10.0% in any of our most significant assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2011. Any adverse change in assumptions would impact the Bulgaria Broadcast reporting unit because the balance was not fully written-off as a result of the impairment recorded in 2011. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically:

10% Adverse Change in:	Indefinite-lived trademarks	Indefinite-lived Broadcast licenses	Goodwill
Cost of Capital	None	None	Distribution (7.4%)
Total Advertising Market	None	None	None
Market Share	None	None	None
Forecast OIBDA	Not applicable	None	Distribution (7.9%)
Forecast Capital Expenditure	Not applicable	None	None
Perpetuity Growth Rate	None	None	None

Given the current economic environment, our estimates consider the uncertainty of market growth in the near term, and primarily reflect growth in the longer term.

Index

The equity fair value of each reporting unit that was not impaired as of December 31, 2011 was substantially in excess of its equity carrying value. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".

We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or discount rates continue to increase, we may be required to recognize additional impairment charges in later periods.

Revenue Recognition

Net revenues predominantly comprise revenues from the sale of advertising time less discounts and agency commissions, and theatrical distribution of films. Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured. In the event that a customer falls significantly behind its contractual payment terms, revenue is deferred until the customer has resumed normal payment terms.

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

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations. The liability for accrued interest and penalties was US$ 0.3 million and US$ nil at December 31, 2011 and 2010, respectively.

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

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our Consolidated Statement of Operations. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans, which are generally provided in currencies other than the dollar. We recorded transaction losses of US$ 31.1 million and US$ 5.0 million in 2011 and 2010, respectively, and transaction gains of US$ 82.9 million 2009.

Index

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

Recent Accounting Pronouncements

See Item 8, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards adopted since December 31, 2011 and recently issued accounting standards not yet adopted.

Index

V. Related Party Matters

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

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one for whom we are aware of the existence of an immediate family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Item 8, Note 20, “Related Party Transactions”.

Index

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

Although our functional currency is the dollar, we conduct business in a number of foreign currencies, our Senior Notes are denominated in Euros, and the Secured Revolving Credit Facility is denominated in CZK.  As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

We have not attempted to hedge the Senior Notes or the Secured Revolving Credit Facility and therefore may continue to experience significant gains and losses on the translation of the Senior Notes and the amounts outstanding under the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech Koruna and the dollar.

We have entered into currency swap agreements with several counterparties to reduce our exposure to movements in certain foreign exchange rates (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

Interest Rate Risk Management

We are party to an interest rate swap agreement intended to reduce our exposure to interest rate movements (see Part II, Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

As of December 31, 2011, approximately 20% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at December 31, 2011

Expected Maturity Dates	2012	2013	2014	2015	2016	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	374,600	170,000
Average interest rate (%)	—	—	—	—	11.65%	9.00%
Variable rate	—	—	148,000	—	—	—
Average interest rate (%)	—	—	3.31%	—	—	—

Total debt in US$ (000's)
Fixed rate	—	129,660	—	261,034	—	—
Average interest rate (%)	—	3.50%	—	5.00%	—	—

Total debt in CZK (000's)
Variable rate	—	—	750,000	750,000	—	—
Average interest rate (%)	—	—	5.97%	5.97%	—	—

Variable Interest Rate Sensitivity as at December 31, 2011

			Yearly interest charge if interest rates increase by(US$ 000s):
Value of Debt as at December 31, 2011 (US$ 000's)	Interest Rate as at December 31, 2011	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
US$ 191.5 million (EUR 148.0 million)	3.31%	$6,344	$8,259	$10,174	$12,089	$14,004	$15,919
US$ 75.2 million (CZK 1.5 billion)	5.97%	4,491	5,243	5,995	6,748	7,500	8,252

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 22, 2012

Index

Part II. Financial Information

Item 8. Financial Statements and Supplementary Data

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$186,386	$244,050
Accounts receivable, net (Note 7)	192,157	209,142
Program rights, net (Note 6)	101,741	80,206
Other current assets (Note 8)	58,005	78,687
Total current assets	538,289	612,085
Non-current assets
Property, plant and equipment, net (Note 9)	217,367	250,902
Program rights, net (Note 6)	266,217	228,855
Goodwill (Note 4)	1,095,193	1,221,302
Broadcast licenses and other intangible assets, net (Note 4)	538,195	595,641
Other non-current assets (Note 8)	26,508	31,765
Total non-current assets	2,143,480	2,328,465
Total assets	$2,681,769	$2,940,550

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)

	December 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$240,048	$224,058
Current portion of long-term debt and other financing arrangements (Note 5)	1,058	13,562
Other current liabilities (Note 11)	14,469	5,456
Total current liabilities	255,575	243,076
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,323,311	1,346,222
Other non-current liabilities (Note 11)	84,941	103,500
Total non-current liabilities	1,408,252	1,449,722
Commitments and contingencies (Note 19)
EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2010 – nil)	—	—
56,892,114 shares of Class A Common Stock of $0.08 each (December 31, 2010 –56,878,489)	4,551	4,550
7,500,936 shares of Class B Common Stock of $0.08 each (December 31, 2010 – 7,490,936)	600	599
Additional paid-in capital	1,404,648	1,377,803
Accumulated deficit	(425,702)	(233,818)
Accumulated other comprehensive income	17,595	77,745
Total CME Ltd. shareholders’ equity	1,001,692	1,226,879
Noncontrolling interests	16,250	20,873
Total equity	1,017,942	1,247,752
Total liabilities and equity	$2,681,769	$2,940,550

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For the Years Ending December 31,
	2011	2010	2009
Net revenues	$864,782	$737,134	$681,945
Operating expenses:
Operating costs	136,018	123,339	116,575
Cost of programming	445,802	390,303	341,201
Depreciation of property, plant and equipment	52,954	54,415	51,591
Amortization of broadcast licenses and other intangibles (Note 4)	34,881	25,987	19,919
Cost of revenues	669,655	594,044	529,286
Selling, general and administrative expenses	119,587	119,816	109,787
Impairment charge (Note 4)	68,748	397	81,843
Operating income / (loss)	6,792	22,877	(38,971)
Interest income	2,753	2,238	2,876
Interest expense (Note 15)	(161,457)	(133,505)	(115,771)
Foreign currency exchange (loss) / gain, net	(31,124)	(5,030)	82,920
Change in fair value of derivatives (Note 12)	7,281	1,164	1,315
Other income	1	357	1,385
Loss from continuing operations before tax	(175,754)	(111,899)	(66,246)
Provision for income taxes (Note 14)	(3,850)	(5,025)	(4,737)
Loss from continuing operations	(179,604)	(116,924)	(70,983)
Discontinued operations, net of tax (Note 2)	—	(3,922)	(36,824)
Gain on disposal of discontinued operations (Note 2)	—	217,619	—
Income / (loss) from discontinued operations	—	213,697	(36,824)
Net (loss) / income	(179,604)	96,773	(107,807)
Net loss attributable to noncontrolling interests	4,993	3,402	10,650
Net (loss) / income attributable to CME Ltd.	$(174,611)	$100,175	$(97,157)

Net (loss) / income	(179,604)	96,773	(107,807)
Currency translation adjustment	(59,430)	(17,586)	(106,604)
Comprehensive (loss) / income	$(239,034)	$79,187	$(214,411)
Comprehensive loss attributable to noncontrolling interests	4,273	2,821	11,076
Comprehensive (loss) / income attributable to CME Ltd.	$(234,761)	$82,008	$(203,335)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)
(US$ 000’s, except share and per share data)

	For the Years Ending December 31,
	2011	2010	2009
PER SHARE DATA (Note 17):
Net (loss) / income per share:
Continuing operations - Basic	$(2.71)	$(1.77)	$(1.11)
Continuing operations - Diluted	(2.71)	(1.77)	(1.11)
Discontinued operations – Basic	0.00	3.34	(0.68)
Discontinued operations - Diluted	0.00	3.34	(0.68)
Net (loss) / income attributable to CME Ltd. – Basic	(2.71)	1.57	(1.79)
Net (loss) / income attributable to CME Ltd. – Diluted	$(2.71)	$1.57	$(1.79)

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,385	64,029	54,344
Diluted	64,385	64,029	54,344

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2008	36,024,273	$2,882	6,312,839	$505	$1,126,617	$(236,836)	$202,090	$3,187	$1,098,445
Stock-based compensation	—	—	—	—	6,180	—	—	—	6,180
Acquisition of noncontrolling interests	—	—	—	—	(24,090)	—	—	3,965	(20,125)
Shares issued, net of fees	14,500,000	1,160	4,500,000	360	232,848	—	—	—	234,368
Shares issued in connection with the acquisition of Media Pro Entertainment (Note 3)	2,200,000	176	—	—	55,264	—	—	—	55,440
Warrants issued in connection with the acquisition of Media Pro Entertainment (Note 3)	—	—	—	—	13,768	—	—	—	13,768
Conversion of class B shares (Note 13)	3,321,903	266	(3,321,903)	(266)	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(1,825)	(1,825)
Net income / (loss)	—	—	—	—	—	(97,157)	—	(10,650)	(107,807)
Currency translation adjustment	—	—	—	—	—	—	(106,178)	(426)	(106,604)
BALANCE December 31, 2009	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	—	—	—	—	7,415	—	—	—	7,415
Acquisition of noncontrolling interests - Pro.BG business (Note 3)	—	—	—	—	(34,696)	—	—	31,446	(3,250)
Acquisition of noncontrolling interests - Pro TV, MPI and MV (Note 3)	800,000	64	—	—	(5,568)	—	—	(684)	(6,188)
Adjustments - Media Pro Entertainment	—	—	—	—	—	—	—	(1,146)	(1,146)
Stock options exercised	32,313	2	—	—	589	—	—	—	591
Other	—	—	—	—	(524)	—	—	—	(524)
Dividends	—	—	—	—	—	—	—	(173)	(173)
Net income / (loss)	—	—	—	—	—	100,175	—	(3,402)	96,773
Currency translation adjustment	—	—	—	—	—	—	(18,167)	581	(17,586)
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(US$ 000’s, except share data)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	5,898	—	—	—	5,898
Repurchase of 2013 Convertible Notes	—	—	—	—	(8,383)	—	—	—	(8,383)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	11,852	—	—	—	11,852
Reclassification of capped call options	—	—	—	—	17,273	(17,273)	—	—	—
Options exercised	13,625	1	10,000	1	240	—	—	—	242
Dividends	—	—	—	—	—	—	—	(350)	(350)
Other	—	—	—	—	(35)	—	—	—	(35)
Net loss	—	—	—	—	—	(174,611)	—	(4,993)	(179,604)
Currency translation adjustment	—	—	—	—	—	—	(60,150)	720	(59,430)
BALANCE December 31, 2011	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For the Years Ending December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(179,604)	$96,773	$(107,807)
Adjustments to reconcile net (loss) / income to net cash generated from / (used in) operating activities:
(Income) / loss from discontinued operations (Note 2)	—	(213,697)	36,824
Depreciation and amortization	115,067	111,054	101,586
Amortization of program rights	276,079	246,584	175,080
Loss on extinguishment of debt	25,904	5,299	9,415
Impairment charge (Note 4)	68,748	397	81,843
Loss / (gain) on disposal of fixed assets	567	(59)	635
Stock-based compensation (Note 16)	5,898	6,837	6,218
Change in fair value of derivatives (Note 12)	(7,281)	(1,164)	(1,315)
Foreign currency exchange loss / (gain), net	31,124	5,030	(82,920)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	17,025	(19,544)	44,963
Accounts payable and accrued liabilities	(19,258)	(1,472)	(74,532)
Program rights	(304,934)	(289,453)	(168,310)
Other assets	4,190	18,687	3,704
Accrued interest	(3,054)	476	16,155
Income taxes payable	2,779	(1,255)	(9,797)
Deferred revenue	6,582	(3,934)	(8,377)
Deferred taxes	(6,149)	(8,531)	(14,587)
VAT and other taxes payable	(4,045)	(1,642)	(1,588)
Net cash generated from / (used in) continuing operating activities	29,638	(49,614)	7,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(34,192)	(45,987)	(47,957)
Disposal of property, plant and equipment	1,091	115	888
Investments in subsidiaries, net of cash acquired	(9,597)	(410,898)	(17,765)
Loans and advances to related parties	—	—	(10,295)
Net cash used in continuing investing activities	(42,698)	(456,770)	(75,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(73,560)	(101,473)	(371,073)
Payment on exchange of Convertible Notes	(32,126)	—	—
Debt issuance costs	(2,101)	(15,310)	(16,776)
Issuance of Senior Notes, net of fees	—	237,463	650,824
Proceeds from credit facilities	104,151	203,498	266,472
Payment of credit facilities and capital leases	(34,458)	(312,199)	(287,551)
Issuance of common stock, net of fees	—	—	234,368
Transfers from restricted cash	—	696	—
Acquisition of noncontrolling interests	—	(6,467)	—
Proceeds from exercise of stock options	242	591	—
Excess tax benefits from stock-based compensation arrangements	—	667	269
Dividends paid to holders of noncontrolling interests	(316)	(128)	(1,506)
Net cash (used in) / received from continuing financing activities	(38,168)	7,338	475,027

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	—	(5,921)	(39,855)
NET CASH FROM / (USED IN) DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	—	307,790	(1,982)
NET CASH USED IN DISCONTINUED OPERATIONS – FINANCING ACTIVITIES	—	—	(22,224)

Impact of exchange rate fluctuations on cash	(6,436)	(4,727)	8,504

Net (decrease) / increase in cash and cash equivalents	(57,664)	(201,904)	351,531
CASH AND CASH EQUIVALENTS, beginning of period	244,050	445,954	94,423
CASH AND CASH EQUIVALENTS, end of period	$186,386	$244,050	$445,954
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$111,802	$100,901	$61,940
Cash paid for income taxes (net of refunds)	$6,315	$14,714	$28,440

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of 800,000 shares of Class A common stock in connection with acquisition of noncontrolling interest (Note 3)	$—	$18,520	$—
Issuance of call option in connection with restructuring of Pro.BG business (Note 3)	$—	$2,970	$—
Issuance of equity in connection with the acquisition of Media Pro Entertainment (Note 3)	$—	$—	$55,440
Issuance of warrants in connection with the acquisition of Media Pro Entertainment (Note 3)	$—	$—	$13,768
Contribution of interest in connection with the acquisition of Media Pro Entertainment (Note 3)	$—	$—	$19,236
Acquisition of property, plant and equipment under capital lease	$907	$203	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. ("CME Ltd."), a Bermuda company limited by shares, is a media and entertainment company operating leading broadcast, production and distribution, and new media businesses in Central and Eastern Europe.  References to the "Company", "we", "us" or "our" refer to CME Ltd. and its consolidated subsidiaries. Our assets are held through a series of Dutch and Curaçao holding companies. At December 31, 2011, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our production and distribution business, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 30 television channels primarily in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, four other channels, BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, and several radio channels. On January 28, 2012, we launched BTV LADY, a female-oriented cable channel. During 2011, we completed the integration of the operations of PRO BG MEDIA OOD and Ring TV EAD into BTV Media Group EAD ("BTV Media"), of which we own 94.0%. During December 2011, we were notified that Top Tone Media Holdings Limited ("Top Tone Holdings") intends to exercise its right to acquire additional equity in CME Bulgaria B.V. ("CME Bulgaria"), which owns our Bulgaria Broadcast operations (see Note 3, "Acquisitions and Dispositions"). Upon consummation of the equity transfer, our ownership of BTV Media would be reduced to 90.0%.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels, NOVA CINEMA, NOVA SPORT and MTV CZECH.

Romania

We operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO and MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU, which was acquired in January 2011 (see Note 3 "Acquisitions and Dispositions").

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, and one female-orientated channel, DOMA (Slovak Republic).

Slovenia

We operate two general entertainment channels, POP TV and KANAL A, and POP NON STOP, a subscription package of six channels which includes POP KINO, POP KINO2, POP BRIO, POP FANI, POP OTO and POP SPOT.

Media Pro Entertainment

Media Pro Entertainment (“MPE”), our production and distribution business, leverages creative talent across all our countries and focuses on the development, production and distribution of content for our television channels and to third parties, both within our region and globally.

MPE is organized into two businesses:

Production: This business provides assets and expertise to produce a range of fiction, reality and entertainment programming, and films, using both purchased formats and developing original formats. The content produced may be easily adapted for use across several markets and in many revenue-generating windows.

Distribution: In addition to having responsibility for selling finished content and formats developed by our production operations to third parties, this business acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations. Our distribution operations are also able to generate third-party revenue by distributing content through the theatrical and home video operations. MPE owns and operates sixteen cinema screens in Romania. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties, which are expected to generate a significant portion of MPE’s consolidated profits in the short-term. On June 30, 2011, we acquired Bontonfilm a.s. (“Bontonfilm”), a distribution company that distributes theatrical, home entertainment, digital and television film rights in the Czech Republic and the Slovak Republic and has a leading market position in each country (see Note 3, "Acquisitions and Dispositions").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The MPE segment currently generates the majority of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment's results.

New Media

We own and operate more than 75 websites across our markets and we have recently launched our video-on-demand service, Voyo, with two principal objectives: to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast segment.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere and operates a series of news portals, ranging from general information to sports or niche sites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

During 2011, we commenced the launch across all our territories of Voyo, an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Certain amounts included in the accompanying Consolidated Financial Statements for 2010 and 2009 have been adjusted or reclassified to conform to the 2011 financial statements presentation. In the Consolidated Statements of Cash Flows, we increased disclosure to present amounts for the adjustments to reconcile net income to cash flows from operating activities relating to the amortization of program rights, the loss on extinguishment of debt, the change in deferred revenue, and the change in accrued interest, as well as the payment of debt issuance costs under cash flows from financing activities, and have presented the comparative amounts for all periods presented. In Note 6, "Program Rights", we presented the categories of television and feature film produced program rights relating to released, completed but not released, in production and under development for the comparative period. We also reclassified comparative period payables to related parties in Note 10, "Accounts Payable and Accrued Liabilities" and Note 11, "Other Liabilities".

We have adjusted the gross goodwill balances for three reporting units within the MPE operating segment as at December 31, 2010. The purchase price allocation and foreign currency adjustments recorded during 2010 presented US$ 4.5 million in the production services reporting unit and US$ 0.8 million in the distribution reporting unit, which are now presented in the fiction and reality and entertainment reporting unit. This adjustment is considered immaterial to the Company's Consolidated Financial Statements and had no effect on our consolidated results of operations or financial position.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. A bad debt provision is maintained for estimated losses resulting from our customers' inability to make payments.

Revenues are recognized net of discounts and customer sales incentives. Our principal revenue streams and their respective accounting treatments are discussed below:

Advertising revenue

Revenues primarily result from the sale of advertising time. Television advertising revenue is recognized as the commercials are aired. In many countries, we commit to provide advertisers with certain rating levels in connection with their advertising. Revenue is recorded net of estimated shortfalls, which are usually settled by providing the advertiser additional advertising time. Discounts and agency commissions are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue. Display advertising on our websites is recognized as impressions are delivered. Impressions are delivered when an advertisement appears in pages viewed by users.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Subscription revenues

Subscriber fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. Subscriber revenue is recognized as contracted, based upon the level of subscribers.

Barter transactions

We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 2.3 million, US$ 2.7 million and US$ 2.9 million for the years ending December 31, 2011, 2010 and 2009, respectively.

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

Construction-in-progress is not depreciated until put into use. Capital leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Assets to be disposed of are reported at the lower of carrying value or fair value, less expected costs of disposal.

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

During the third quarter of 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. The impact of this change is a lower amortization charge of approximately US$ 3.9 million for the year ended December 31, 2011. Had we continued with our estimate to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run from January 1, 2011 to December 31, 2011 our net loss attributable to CME Ltd., basic net loss per common share and diluted net loss per common share would have been US$ (178.5) million, US$ (2.77) and US$ (2.77), respectively, for the year ended December 31, 2011.

Produced program rights

Program rights that are produced by us consist of deferred film and television costs including direct costs, production overhead and development costs. The costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized production costs recognized as cost of revenues for a given production as it is exhibited in various markets is determined using the film forecast method. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the product's life cycle (the “ultimate revenues”). Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple revenues. The majority of our production is intended primarily for exploitation by our own broadcasters. In such cases, we consider mainly the free television window in our calculation of the ultimate revenues. For produced and acquired feature films or other projects where we have a supportable expectation of generating multiple revenue streams, we base our estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. These estimates are updated based on information available on the progress of the film's production and upon release, the actual results of each film.

Produced program rights are amortized on an individual production basis using the ratio of the current period's gross revenues to estimated remaining total ultimate revenues from such programs. Such program rights are stated at the lower of cost less accumulated amortization or fair value. Produced program rights are evaluated to determine if expected revenues, less additional costs to be incurred (including exploitation costs) are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their fair value.

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

Goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value, which is calculated by deducting the fair value of all assets, including recognized and unrecognized intangible assets from the fair value of the reporting unit. We have three operating segments, which are also our reportable segments as described in Note 18, “Segment Data”. We have determined that we have ten reporting units whose fair value is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management plans for a period of at least five years, a terminal value at the end of this period assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.

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

During the annual review for impairment, we evaluated the criteria listed above and determined that the indefinite life assertion for acquired broadcast licenses was no longer appropriate. As a result, we evaluated the licenses for impairment and will prospectively amortize the balance over the remaining useful lives as described in Note 4, "Goodwill and Intangible Assets". Also, we changed our estimate of the remaining useful lives of certain amortized broadcast licenses, and will prospectively amortize the carrying values as of January 1, 2012 over the remaining period. The impact of these changes is included in the disclosure of amortization expense for each of the five succeeding fiscal years, included in Note 4, "Goodwill and Intangible Assets".

On January 1, 2011, the Company adopted guidance issued in December 2010, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test after assessing whether or not it is more likely than not that the reporting units’ goodwill is impaired. In determining whether it is more likely than not that goodwill is impaired, any adverse qualitative factors indicating that impairment may exist are to be considered. The amendments in this guidance did not impact our financial position or results of operations.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. In evaluating the realizability of our deferred tax assets, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

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

Stock-Based Compensation

Stock-based compensation is recognized at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Discontinued Operations

We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

On April 7, 2010, we completed the sale of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, a CME Ltd. shareholder and a former member of our Board of Directors, for total consideration of US$ 308.0 million. The results of our former Ukraine operations have therefore been accounted for as discontinued operations for all periods presented.

Summarized operating results for the years ending December 31, 2010 and 2009 for the Ukraine disposal group are as follows:

	For the Years Ending December 31,
	2010	2009
Revenues	$16,888	$32,083
Cost of revenues	(19,473)	(70,257)
Selling, general and administrative expenses	(2,223)	(6,301)
Operating loss	(4,808)	(44,475)
Foreign exchange gain	891	(458)
Other income	25	171
Loss before tax	(3,892)	(44,762)
Gain on sale	217,619	—
Provision for income tax	(30)	7,938
Income from discontinued operations	$213,697	$(36,824)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2011, 2010 and 2009 totaled US$ 7.6 million, US$ 8.6 million and US$ 12.5 million, respectively.

Earnings Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period calculated using the treasury stock method.

Business Combinations

When we acquire a business, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. A gain may be recognized to the extent the purchase price is less than the fair value of net tangible and intangible assets acquired. Transaction costs related to the acquisition of a business are expensed as incurred.

On January 1, 2011, we adopted guidance issued in December 2010, which clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). This guidance will impact our disclosures for future significant acquisitions, but there has been no impact on our financial position or results of operations.

Recent Accounting Pronouncements

In May 2011, guidance was issued which represents clarifications of common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. It also includes instances where a particular principle or requirement for measuring fair value has changed. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

In June 2011, guidance was issued which gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our Consolidated Financial Statements already present the components of net income and other comprehensive income in two separate but consecutive statements. In December 2011, additional guidance was released deferring the requirement to present reclassifications out of accumulated other comprehensive income.

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

In December 2011, guidance was issued requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and subject to an agreement similar to a master netting arrangement. The guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. We do not engage in speculative trading and the adoption of this guidance will not impact our Consolidated Balance Sheet.

3.  ACQUISITIONS AND DISPOSITIONS

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

The purchase price was set on a debt-free basis and consisted of initial cash consideration of US$ 11.0 million paid at closing, with approximately US$ 3.0 million of cash in the business as of June 30, 2011.  Additional cash consideration of approximately US$ 0.8 million was deposited into escrow and released to the sellers during December 2011.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at June 30, 2011, which was finalized as of December 31, 2011. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
(2) Amount includes US$ 4.0 million of acquired receivables, which represents management's best estimate of the approximately US$ 7.1 million contractual cash flows expected to be collected as of the acquisition date.
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

All of the goodwill was allocated to the distribution reporting unit in the MPE operating segment, and arises primarily as a result of expected synergies within the reporting unit.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

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

Acquisition of the bTV group

On April 19, 2010, we completed the acquisition of the bTV group in Bulgaria from News Netherlands B.V. through our subsidiary, CME Bulgaria. The acquisition was comprised of (i) 100.0% of BTV Media (formerly Balkan News Corporation EAD), which, at the time of the acquisition, owned a 74.0% interest in Radio Company C.J. OOD (“RCJ”) and (ii) 100.0% of TV Europe B.V., which owned 100.0% of Triada Communications EOOD ("Triada") (prior to its merger into BTV Media in February 2011). At the time of the acquisition, BTV Media operated and broadcast the BTV, BTV CINEMA and BTV COMEDY television channels and RCJ operated several radio stations in Bulgaria. As discussed below, we currently own 94.0% of BTV Media. BTV is the leading television channel in Bulgaria and through this acquisition, we have continued to implement our operating model whose success is based on audience leadership and high operating leverage across multichannel television, internet and content.

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

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at April 19, 2010, which was finalized as of December 31, 2010. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair value on acquisition

Cash and cash equivalents	$485
Restricted cash	3,560
Broadcast licenses (1)	178,158
Trademark (2)	74,066
Customer relationships (3)	37,322
Programming rights	6,383
Property, plant and equipment	8,579
Other assets, net (4)	14,851
Deferred tax liabilities	(29,100)
Goodwill (5)	115,641
Total purchase price	$409,945

(1) License agreements are being amortized on a straight-line basis over an estimated life of 24 years as at December 31, 2011. We changed our estimate of the remaining useful life as of January 1, 2012, see Note 4 "Goodwill and Intangible Assets".
(2) The trademark is deemed to have an indefinite life.
(3) Customer relationships are being amortized on a straight-line basis over an estimated life of 15 years.
(4) Amount includes US$ 21.0 million of acquired receivables which represent the best estimate of the US$ 21.0 million contractual cash flows expected to be collected as of the acquisition date.
(5) No goodwill is expected to be deductible for tax purposes.

We recorded an impairment of the trademark and goodwill during 2011, see Note 4 "Goodwill and Intangible Assets".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

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

	For the Years Ending December 31,
	2010	2009

Revenues	$759,287	$773,966
Net income / (loss)	98,945	(92,190)
Net income / (loss) attributable to CME Ltd.	102,347	(81,540)
Net income / (loss) attributable to CME Ltd. - basic and diluted earnings per share	1.60	(1.50)
Weighted average common shares - basic and diluted earnings per share	64,029	54,344

In 2010, the bTV group reported revenues of US$ 58.3 million in the period since acquisition on April 19, 2010. The financial information for the bTV group is reflected within the broadcast segment and the related goodwill associated with the bTV group acquisition has been assigned to the Bulgaria Broadcast reporting unit.

Restructuring of the Pro.BG business

On April 19, 2010, we entered into an amended sale and purchase agreement (the “SPA”) with Top Tone Holdings and Mr. Krassimir Guergov to restructure the operations of the BTV ACTION (formerly PRO.BG) and RING.BG (formerly RING TV) channels (together, the “Pro.BG business”). On April 22, 2010, pursuant to the SPA, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A and purchased a 6.0% interest in CME Bulgaria from us for US$ 17.7 million, and pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Guergov for consideration of US$ 18.0 million. This resulted in a net cash payment of approximately US$ 0.3 million to Top Tone Holdings. Following the restructuring of the Pro.BG business, we owned 94.0% of the bTV group and 100.0% of the Pro.BG business, which we since have combined with the bTV group operations.

On April 22, 2010, we also entered into an investment agreement with Top Tone Holdings which included a share option agreement that gives it the right to acquire up to an additional 4.0% of CME Bulgaria (i) for a one-year period from April 22, 2010 for US$ 2.95 million for each 1.0% interest acquired (up to an aggregate amount of US$ 11.8 million) and (ii) from April 22, 2011 until April 22, 2013, at a price to be determined by an independent valuation. We measured the fair value of this call option of Top Tone Holdings using a binomial option pricing model and a liability for its fair value of US$ 3.0 million was recorded at the date of the transaction. Subsequent changes in fair value are recognized in the Consolidated Statement of Operations in accordance with ASC Topic 815, Derivatives and Hedging for the first year of the call option. After the first year, the strike price of the call option is the fair value of the underlying and, as a result, the value of the option is zero and no further changes are reflected in the income statement (see Note 12, “Financial Instruments and Fair Value Measurements”). Also pursuant to the share option agreement, Top Tone Holdings has the right to put its entire interest to us and we have the right to call from Top Tone Holdings its entire interest from April 22, 2013, in each case at a price to be determined by an independent valuation. This option is recognized at fair value of US$ nil. During December 2011, we were notified that Top Tone Holdings intends to exercise its right to acquire additional equity in CME Bulgaria.

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

Acquisition of noncontrolling interest

On May 24, 2010, we acquired the remaining approximately 5.0% ownership interest in each of Pro TV S.A. ("Pro TV"), Media Pro International ("MPI") and Media Vision S.R.L. ("MVI") from Adrian Sarbu, thereby increasing our ownership interests in each company to 100.0%. Consideration for the noncontrolling interest acquired was US$ 24.7 million, consisting of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock (with a fair value of US$ 18.5 million at the date of acquisition). We concluded that this transaction should be accounted as the acquisition of a noncontrolling interest in a subsidiary where control is maintained under ASC Topic 810. Accordingly we recognized the excess of the fair value of the consideration over the adjustment to noncontrolling interest as an adjustment to additional paid-in capital. The balance of noncontrolling interest recorded at the date of acquisition was accumulated income of US$ 0.7 million, thereby resulting in a US$ 24.0 million reduction to additional paid-in capital.

In connection with this transaction, the put option agreements of July 2004, which gave Mr. Sarbu the right to sell us his remaining shareholding in Pro TV and MPI, were terminated.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Disposal of operations in Ukraine

On April 7, 2010, we completed the sale of our former operations in Ukraine to Harley Trading Limited, a company beneficially owned by Igor Kolomoisky, for total gross proceeds of US$ 308.0 million (see Note 2, “Summary of significant accounting policies”).

Acquisition of Media Pro Entertainment

In order to progress our strategy to become a vertically integrated media company, on December 9, 2009, we acquired the companies comprising the Media Pro Entertainment business from Alerria Management Company S.A. (“Alerria”) (formerly known as Media Pro Management S.A.) and Metrodome B.V. (“Metrodome”) (formerly known as Media Pro B.V.), two companies beneficially owned by Adrian Sarbu.

The acquisition was primarily comprised of Media Pro Pictures S.A., Studiourile Media Pro S.A., Pro Video S.R.L., Media Pro Distribution S.R.L. and Media Pro Pictures s.r.o. These companies produce and distribute television and film content and own studio and production facilities and cinemas in Central and Eastern Europe.

Following the acquisition, we integrated our existing fiction, reality and entertainment television production units with the acquired entities and created a dedicated content segment called Media Pro Entertainment consisting of fiction, reality and entertainment production services and distribution operations across all of our territories. This acquisition provided us with a proven source of content which will allow us to create new content and further diversify our revenue streams. This acquisition has and is expected to deliver significant synergies over the medium-term, including in cost, quality and availability of local production for our operating segments.

Total consideration was comprised of US$ 10.0 million in cash, 2.2 million shares of our Class A common stock with a fair value of US$ 55.4 million at the date of acquisition and warrants to purchase up to 850,000 shares of our Class A common stock at a price of US$ 21.75 per share, valued at US$ 13.8 million at the date of acquisition. In connection with the acquisition, CME Investments B.V. transferred a 10.0% interest in Metrodome and 8.7% interest in Alerria that it previously owned to Mr. Sarbu for no additional consideration, together valued at US$ 19.2 million at the date of acquisition.

We measured the fair value of the warrants on acquistion using the Black Scholes method using the following assumptions, which are consistent with those used to estimate the value of stock options as disclosed in Note 16, “Stock-Based Compensation”.

Market Price	$25.20
Exercise Price	$21.75
Expected Term	6 years
Volatility	67.8%
Dividend Rate	0.0%
Risk Free Rate	1.67%
Warrant value	$16.198
Number of warrants	850,000
Total Value	13,768

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
(Tabular amounts in US$ 000’s, except per share data)

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at December 9, 2009, which was finalized as of December 31, 2010 after resolving certain tax positions. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Date of Acquisition (in US$'000's)

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at December 31, 2011 and December 31, 2010 is summarized as follows:

	Gross Balance, December 31, 2009	Accumulated Impairment Losses	Balance, December 31, 2009	Additions/ Adjustments	Impairment Charge	Foreign Currency	Balance, December 31, 2010	Accumulated Impairment Losses	Gross Balance, December 31, 2010
Broadcast segment:
Bulgaria	64,044	(64,044)	—	115,641	—	(1,308)	114,333	(64,044)	178,377
Croatia	11,211	(10,454)	757	—	—	(60)	697	(10,454)	11,151
Czech Republic	936,268	—	936,268	—	—	(19,123)	917,145	—	917,145
Romania	69,825	—	69,825	—	—	(5,848)	63,977	—	63,977
Slovak Republic	62,990	—	62,990	—	—	(4,565)	58,425	—	58,425
Slovenia	20,398	—	20,398	—	—	(1,478)	18,920	—	18,920
Media Pro Entertainment segment:
Fiction and reality and entertainment	18,537	—	18,537	2,580	—	(1,806)	19,311	—	19,311
Production services	9,950	—	9,950	1,240	—	(879)	10,311	—	10,311
Distribution	17,548	—	17,548	2,336	—	(1,701)	18,183	—	18,183
Total	1,210,771	(74,498)	1,136,273	121,797	—	(36,768)	1,221,302	(74,498)	1,295,800

	Gross Balance, December 31, 2010	Accumulated Impairment Losses	Balance, December 31, 2010	Additions/ Adjustments	Impairment Charge	Foreign Currency	Balance, December 31, 2011	Accumulated Impairment Losses	Gross Balance, December 31, 2011
Broadcast segment:
Bulgaria	$178,377	$(64,044)	$114,333	$—	$(53,416)	$(1,983)	$58,934	$(117,460)	$176,394
Croatia	11,151	(10,454)	697	—	—	(35)	662	(10,454)	11,116
Czech Republic	917,145	—	917,145	—	—	(54,688)	862,457	—	862,457
Romania	63,977	—	63,977	707	—	(2,606)	62,078	—	62,078
Slovak Republic	58,425	—	58,425	—	—	(1,850)	56,575	—	56,575
Slovenia	18,920	—	18,920	—	—	(599)	18,321	—	18,321
Media Pro Entertainment segment:
Fiction and reality and entertainment	19,311	—	19,311	(1,029)	—	(780)	17,502	—	17,502
Production services	10,311	—	10,311	1,029	(11,028)	(312)	—	(11,028)	11,028
Distribution	18,183	—	18,183	1,477	—	(996)	18,664	—	18,664
Total	$1,295,800	$(74,498)	$1,221,302	$2,184	$(64,444)	$(63,849)	$1,095,193	$(138,942)	$1,234,135

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at December 31, 2011 and December 31, 2010 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2009	$58,506	$152,488	$74,580	$61,377	$6,292	$353,243
Additions	—	178,158	74,066	37,322	—	289,546
Impairment	—	—	(397)	—	—	(397)
Amortization	—	(15,133)	(1,516)	(8,249)	(1,089)	(25,987)
Foreign currency movements	(4,670)	(5,968)	(5,061)	(4,654)	(411)	(20,764)
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641
Additions	—	—	—	—	2,034	2,034
Impairment	—	—	(4,304)	—	—	(4,304)
Amortization	—	(18,759)	(5,692)	(9,200)	(1,230)	(34,881)
Foreign currency movements	(2,036)	(10,576)	(5,031)	(2,250)	(402)	(20,295)
Balance, December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195

Until December 31, 2011, our broadcast licenses in Croatia, Romania and Slovenia were determined to have indefinite lives and were subject to annual impairment reviews.  The licenses in Bulgaria were determined to have an estimated economic useful life of, and were amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic were determined to have an economic useful life of, and were amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic was determined to have an economic useful life of, and was amortized on a straight-line basis over, thirteen years. We revised our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012, and will prospectively amortize the remaining balances on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: twelve years in Bulgaria, thirteen years in Czech Republic, three years in Romania, eight years in the Slovak Republic, and ten years in Slovenia. The license in Croatia was previously written down to a nominal value. The indefinite-lived licenses were not impaired as at December 31, 2011.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life. The amortized trademarks had a carrying amount of US$ 0.0 million and US$ 5.8 million as at December 31, 2011 and December 31, 2010, respectively.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Gross value	$514,640	$538,884
Accumulated amortization	(154,891)	(132,955)
Net book value of amortized intangible assets	359,749	405,929
Indefinite-lived broadcast licenses and trademarks	178,446	189,712
Total broadcast licenses and other intangible assets, net	$538,195	$595,641

The estimated amortization expense for our intangible assets with finite lives as of December 31, 2011, which includes the change in estimates noted above, is as follows:

2012	$46,563
2013	46,194
2014	45,573
2015	31,733
2016	31,736

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Impairment of Goodwill, indefinite-lived intangible assets and long-lived assets:

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment.

We review both goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each year. Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level when there is an indication that they may be impaired.

Whenever events occur which suggest any asset in a reporting unit may be impaired, an evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. Outside our annual review, there are a number of factors which could trigger an impairment review, including:

•	under-performance of operating segments or changes in projected results;

•	changes in the manner of utilization of an asset;

•	severe and sustained declines in the trading price of shares of our Class A common stock that are not attributable to factors other than the underlying value of our assets;

•	negative market conditions or economic trends; and

•	specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that we believe could have a negative impact on our business.

In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than its carrying value, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. The fair value of each reporting unit is determined using discounted estimated future cash flow models. Our expectations of these cash flows are developed during our long - and short-range business planning processes and incorporate several variables, including, but not limited to, discounted cash flows of a typical market participant, future market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and operation type. The cash flow model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on number of factors including market interest rates, a weighted average cost of capital analysis of the media industry and includes adjustments for market risk.

An impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value of that goodwill after adjusting for any impairment of indefinite-lived intangible assets or long-lived assets.

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

Some of the key assumptions underpinning these forecasts include the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash flows we take into account available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of shares of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values to understand the difference between the two.

The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of carrying value	Undiscounted future cash flows
Fair value of indefinite-lived broadcast licenses	Build-out method
Fair value of indefinite-lived trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, level of forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied in all reporting units at the end of 2011 were slightly higher than or comparable to those we had used in our annual impairment review at the end of 2010, which we believe represents a slight increase in the perceived level of risk of investing in emerging markets by market participants.

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

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each business. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter, we decreased our short-term view of the size of the television advertising markets based on current market views regarding growth rates in the coming periods before markets recover in the medium- to long-term.

•
Market share: This is a function of the audience share we expect our businesses to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each business, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect further cost control we intend to execute.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant from the prior year impairment reviews.

Impairment reviews and charges recognized in 2011

During the third quarter of 2011, there was a significant decrease in the trading price of shares of our Class A common stock, but internal and external estimates of the TV advertising markets in which we operate were for the most part unchanged. As there were no downward revisions to our internal cash flow projections, and our results for the nine months ended September 30, 2011 had improved from the corresponding period of the prior year, we determined it was unlikely that the results of an impairment review, if performed at that time, would reach a conclusion different to the last annual impairment review performed in 2010.

When performing our annual impairment reviews as of December 31, 2011 as discussed above, our forecast of the macro economic environment became more conservative due to uncertainty surrounding the Eurozone and its periphery, in line with the view of the market. Upon conclusion of this review, we determined that a charge was required to impair goodwill in the production services reporting unit and goodwill and intangible assets in the Bulgaria Broadcast reporting unit. In all other cases, the extent to which the respective assets tested passed the impairment test decreased since they were previously tested for impairment in the fourth quarter of 2010, however, the equity fair value was still substantially in excess of the equity carrying value.

We recognized impairment charges in the following reporting units in respect of goodwill and indefinite-lived intangible assets in the year ended December 31, 2011:

	Trademark	Goodwill	Total
MPE - Production Services	$—	$11,028	$11,028
Broadcast - Bulgaria	4,304	53,416	57,720
Total	$4,304	$64,444	$68,748

MPE - Production Services

We revised our estimates of future cash flows in our production services reporting unit during the final quarter of 2011 primarily to reflect an expectation of challenges in growing third party revenues for this reporting unit. As a result of these changes, we concluded that the carrying value exceeded the fair value of the reporting unit and measured for impairment. We concluded the implied fair value of goodwill was zero and recorded impairment to write-off the balance as of December 31, 2011.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Broadcast - Bulgaria

We revised our estimates of future cash flows in our Bulgaria Broadcast operations during the final quarter of 2011 to reflect our revised expectations of uncertainty in the Eurozone periphery. Bulgaria has been continually impacted by the global economic crisis, which has been reflected in the returns expected by investors resulting from the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that the trademark recorded in connection with the acquisition of the bTV group was impaired and recorded a charge of US$ 4.3 million to write it down to its estimated fair value. After adjusting the reporting unit's carrying value for the indefinite-lived intangible asset impairment, we determined that the implied fair value for goodwill exceeded its carrying value by US $ 53.4 million and recorded this amount as an impairment of goodwill. We determined that the carrying value of the asset group in Bulgaria was recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived assets or intangible assets subject to amortization.

Impairment reviews and charges recognized in 2010

We performed our annual impairment test in the fourth quarter of 2010 and determined that none of our reporting units were at risk of impairment. As of December 31, 2010, the equity fair value of all our reporting units exceeded their carrying value by more than 10.0%.

In the fourth quarter of 2010, we decided to cease operating InfoPro, a radio channel in Romania and part of our Romania Broadcast segment, and recorded an impairment charge of US$ 0.4 million to write off the carrying value of the InfoPro trademark after determining that it was not recoverable.

Impairment charges recognized in 2009

During the first and second quarter of 2009, due to the severity of the global economic downturn, continued reduction in the short and medium economic projections for our markets by external analysts, increasing reluctance of advertisers to make spending commitments, the decline in the financial performance of our stations and the decrease in the trading price of shares of our Class A common stock and our market capitalization, we tested our goodwill and broadcast licenses for impairment.

We recognized the following impairment charges in respect of goodwill, indefinite-lived intangible and long-lived assets in the year ended December 31, 2009:

	Amortized Trademarks	Amortized Broadcast Licenses	Other Intangible Assets	Other Assets	Total
Pro.BG business	$76	$75,788	$4,882	$1,097	$81,843

We did not have any indicators of impairment in the third quarter of 2009 and therefore we did not make any further revisions to our forecasted cash flows, cash flow multiples, and discount rates for that period. We performed our annual impairment test in the fourth quarter of 2009 and we concluded that no further impairment charges were required.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	December 31, 2011	December 31, 2010
Senior debt	$1,243,207	$1,341,544
Total credit facilities and capital leases	81,162	18,240
Total long-term debt and other financing arrangements	1,324,369	1,359,784
Less current maturities	(1,058)	(13,562)
Total non-current long-term debt and other financing arrangements	$1,323,311	$1,346,222

Senior Debt

Our senior debt comprised the following as of December 31, 2011 and December 31, 2010:

	Carrying Value		Fair Value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
USD 129.7 million 2013 Convertible Notes	$121,230	$389,218	$117,926	$391,888
EUR 148.0 million 2014 Floating Rate Notes	191,497	197,758	141,708	170,319
USD 261.0 million 2015 Convertible Notes	223,341	—	163,276	—
EUR 374.6 million 2016 Fixed Rate Notes	487,176	527,414	373,215	533,067
EUR 170.0 million 2017 Fixed Rate Notes	219,963	227,154	206,765	235,672
	$1,243,207	$1,341,544	$1,002,890	$1,330,946

Improvement of Maturity Profile in 2011

Refinancing of 2013 Convertible Notes

On February 18, 2011, June 29, 2011 and September 9, 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) for US$ 261.0 million in aggregate principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”). The exchanging holders of the 2013 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million.  Since we determined the terms of the 2015 Convertible Notes to be substantially different from those of the 2013 Convertible Notes, we performed an allocation of the fair value of the consideration transferred between the value of the liability that was extinguished and the reacquisition of the equity component.

The amount allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, which was determined based on the future cash flows associated with the exchanged portion of the 2013 Convertible Notes discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2013 Convertible Notes. The most critical input used to determine the fair value of the liability component of the 2013 Convertible Notes was the discount rate used in calculating the present value of the future cash flows associated with the 2013 Convertible Notes. We used a combination of observed prices paid for similar debt and incorporated a US$ risk free rate for debt with a similar remaining life to the 2013 Convertible Notes to determine an overall discount rate.  The remaining consideration was recognized as a reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the Consolidated Statement of Operations.  We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component. The amounts we recorded for each transaction are presented in the table below.

Transaction date	February 18, 2011	June 29, 2011	September 9, 2011
Loss on extinguishment	$19,167	$3,424	$16
Unamortized debt costs included in loss on extinguishment	1,851	388	16
Adjustment to additional paid-in capital	6,742	364	26

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Repurchase of 2013 Convertible Notes

In September 2011, we repurchased an additional US$ 49.5 million principal amount of our 2013 Convertible Notes for cash payments totaling US$ 47.4 million, including accrued interest. These 2013 Convertible Notes were repurchased by our wholly-owned subsidiary CME Media Enterprises B.V. (“CME BV”) and have not been canceled. The transactions were accounted for as an extinguishment in the Consolidated Financial Statements. The cash payments were allocated between an amount in respect of the value of the liability that was extinguished and an amount in respect of the reacquisition of the equity component.

The amount allocated to the extinguishment of the liability component was equal to the fair value of that component immediately prior to extinguishment, which was determined based on the future cash flows associated with the repurchased portion of the 2013 Convertible Notes discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2013 Convertible Notes. The most critical input used to determine the fair value of the liability component of the 2013 Convertible Notes was the discount rate used in calculating the present value of the future cash flows associated with the 2013 Convertible Notes. We used a combination of observed prices paid for similar debt and incorporated a US$ risk free rate for debt with similar remaining life to the 2013 Convertible Notes to determine an overall discount rate. The remaining consideration was recognized as a reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the Consolidated Statement of Operations.  The transactions resulted in a loss on extinguishment of US$ 0.9 million, which included US$ 0.3 million of unamortized debt issuance costs. We also recorded an adjustment to additional paid-in capital in respect of the reacquisition of the equity component amounting to US$ 1.3 million.

Repurchase of 2016 Senior Notes

In March 2011, we repurchased EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 11.625% senior notes due 2016 (the "2016 Fixed Rate Notes") for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest. In connection with this repurchase, we recorded a loss on extinguishment of debt of US$ 2.4 million, which included the write off of US$ 0.3 million of unamortized debt issuance costs and which is included within interest expense in the Consolidated Statement of Operations.

Convertible Notes

2013 Convertible Notes

On March 10, 2008, we issued US$ 475.0 million of 2013 Convertible Notes, which mature on March 15, 2013.  In addition to the exchange transactions that took place on February 18, 2011, June 29, 2011 and September 9, 2011, and the repurchase of US$ 49.5 million aggregate principal amount of our 2013 Convertible Notes for US$ 47.4 million including accrued interest in September 2011, we also repurchased US$ 34.8 million aggregate principal amount for US$ 30.7 million plus accrued interest in October 2010.

Interest on the 2013 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2013 Convertible Notes as at December 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price.

The 2013 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by our wholly owned subsidiaries CME Media Enterprises N.V. (“CME NV”) and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the 2013 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2013 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2013 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect  to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2013 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2011, the 2013 Convertible Notes could not be converted.  In addition, the holders of the 2013 Convertible Notes have the right to put the 2013 Convertible Notes to us for cash equal to the aggregate principal amount of the 2013 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

As at December 31, 2010, we had capped call options over 2,940,477 shares of our Class A common stock, 1,583,333 shares from BNP Paribas (“BNP”), and 1,357,144 shares from Deutsche Bank Securities Inc. (“DB”). The amount of shares corresponded to the number of shares of our Class A common stock that we would be entitled to receive on a conversion of the 2013 Convertible Notes at the initial conversion price if we elected to settle the capped call options solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

We recorded adjustments to equity totaling US$ 17.3 million in respect of the portion of the capped call options that were no longer exercisable following the privately negotiated exchange transactions on February 18, 2011, June 29, 2011 and September 9, 2011, respectively, described above. Subsequent to the exchange transactions, current shareholders would not suffer dilution to their shareholding until the price of shares of our Class A common stock reaches US$ 151.20 per share. This calculation is based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred. No adjustment to equity was recorded for the repurchase transactions in September 2011 because the 2013 Convertible Notes repurchased in these transactions have not been canceled.

At December 31, 2011, the 1,706,343 remaining capped call options could not be exercised because no conversion of 2013 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at December 31, 2011 was US$ nil.

We separately account for the liability and equity components of the 2013 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2010	$440,200	$(50,982)	$389,218	$110,752
Extinguishment of debt	(310,540)	31,523	(279,017)	(8,383)
Amortization of debt issuance discount	—	11,029	11,029	—
BALANCE December 31, 2011	$129,660	$(8,430)	$121,230	$102,369

The remaining issuance discount is being amortized over the life of the 2013 Convertible Notes, which mature on March 15, 2013 using the effective interest method.  The effective interest rate on the liability component for all periods presented was 10.3%.

Certain other derivative instruments have been identified as being embedded in the 2013 Convertible Notes, but as they are considered to be clearly and closely related to the 2013 Convertible Notes they are not accounted for separately.

2015 Convertible Notes

On February 18, 2011, June 29, 2011 and September 9, 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of 2015 Convertible Notes.  The 2015 Convertible Notes mature on November 15, 2015.

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2015 Convertible Notes as at December 31, 2011 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes.

The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those companies.

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at December 31, 2011, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2010	$—	$—	$—	$—
Issuance of 2015 Convertible Notes	261,034	(44,043)	216,991	11,907
Amortization of debt issuance discount	—	6,350	6,350	—
BALANCE December 31, 2011	$261,034	$(37,693)	$223,341	$11,907

The issuance discount is being amortized over the life of the 2015 Convertible Notes using the effective interest method.  The effective interest rate on the liability component was 10.0%.

Certain other derivative instruments have been identified as being embedded in the 2015 Convertible Notes, but as they are considered to be clearly and closely related to the 2015 Convertible Notes they are not accounted for separately.

Floating Rate Notes

On May 16, 2007, we issued EUR 150.0 million of Floating Rate Senior Notes due 2014 (the “2014 Floating Rate Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at December 31, 2011 was 3.31%). The 2014 Floating Rate Notes mature on May 15, 2014.  In October 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our 2014 Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

Interest on the 2014 Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at December 31, 2011 and December 31, 2010 was equal to the outstanding debt multiplied by the traded market price.

The 2014 Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2014 Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see Note 21, “Indenture Covenants”).

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

The 2014 Floating Rate Notes are redeemable at our option for the remainder of their life, in whole or in part, at 100.0% of their face value.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2014 Floating Rate Notes but as they are considered clearly and closely related to the 2014 Floating Rate Notes, they are not accounted for separately.

Fixed Rate Notes

2016 Fixed Rate Notes

On September 17, 2009, we issued EUR 200.0 million of 2016 Fixed Rate Notes at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 2016 Fixed Rate Notes at an issue price of 102.75% . The 2016 Fixed Rate Notes mature on September 15, 2016.  In October and November 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In March 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest.

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at December 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

The 2016 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2016 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional interest obligations, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 21, “Indenture Covenants”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2016 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2016 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2016 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

The 2016 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From	Fixed Rate Notes Redemption Price

September 15, 2013 to September 14, 2014	105.813%
September 15, 2014 to September 14, 2015	102.906%
September 15, 2015 and thereafter	100.000%

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2016 Fixed Rate Notes but as they are considered clearly and closely related to the 2016 Fixed Rate Notes, they are not accounted for separately. We have included the net issuance premium within the carrying value of the 2016 Fixed Rate Notes and are amortizing it through interest expense using the effective interest method.

2017 Fixed Rate Notes

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 220.0 million) of 9.0% Senior Secured Notes due 2017 (the “2017 Fixed Rate Notes”, and collectively with the 2014 Floating Rate Notes and 2016 Fixed Rate Notes, the “Senior Notes”). The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at December 31, 2011 and December 31, 2010 was calculated by multiplying the outstanding debt by the traded market price.

The 2017 Fixed Rate Notes are secured senior obligations of CET 21 and rank equally with CET 21’s obligations under the Secured Revolving Credit Facility (defined below). The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 21, “Indenture Covenants”).

In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2017 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2017 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2017 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.

The 2017 Fixed Rate Notes are redeemable at our option, in whole or in part, at the redemption prices set forth below:

From	Fixed Rate Notes Redemption Price

November 1, 2014 to October 31, 2015	104.50%
November 1, 2015 to October 31, 2016	102.25%
November 1, 2016 and thereafter	100.00%

Prior to November 1, 2013, up to 35.0% of the original principal amount of the 2017 Fixed Rate Notes can be redeemed at a price of 109.0% of the principal amount, plus accrued and unpaid interest if certain conditions are met.

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2017 Fixed Rate Notes but as they are considered clearly and closely related to the 2017 Fixed Rate Notes, they are not accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at December 31, 2011 and December 31, 2010:

		December 31, 2011	December 31, 2010
Credit facilities	(a) – (d)	$77,464	$14,004
Capital leases		3,698	4,236
Total credit facilities and capital leases		81,162	18,240
Less current maturities		(1,058)	(13,562)
Total non-current credit facilities and capital leases		$80,104	$4,678

(a) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2011, we had deposits of US$ 37.0 million in and drawings of US$ 0.0 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%.  Drawings on the BMG cash pool did not exceed deposits at any time during the year 2011. As at December 31, 2010, we had deposits of US$ 20.3 million in and drawings of US$ 12.3 million on the BMG cash pool.

(b) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 75.2 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 4.5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period (the applicable rate at December 31, 2011 was 5.97%). The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 37.6 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 are expected to be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions.  We drew CZK 1.0 billion (approximately US$ 50.2 million) under the Secured Revolving Credit Facility on September 26, 2011. We drew a further CZK 500.0 million (approximately US$ 25.1 million) on October 5, 2011, and the facility remains fully drawn. No amount had been drawn at December 31, 2010. As of December 31, 2011, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal under the Secured Revolving Credit Facility (see Note 12, “Financial Instruments and Fair Value Measurements”).

(c) As at December 31, 2011, and December 31, 2010, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 15.0 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(d) At December 31, 2011, Media Pro Entertainment had an aggregate principal amount of RON 7.4 million (approximately US$ 2.2 million) (December 31, 2010, RON 9.3 million, approximately US$ 2.8 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At December 31, 2011, we had 12 loans outstanding with the CNC with maturity dates ranging from 2011 to 2020. The carrying amounts at December 31, 2011 and December 31, 2010 are net of a fair value adjustment of US$ 1.0 million and US$ 1.2 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Total Group

At December 31, 2011, the maturity of our Senior Debt and credit facilities was as follows:

2012	$82
2013	129,717
2014	229,427
2015	298,647
2016	484,693
2017 and thereafter	222,706
Total Senior Debt and credit facilities	1,365,272
Net discount	(44,601)
Carrying value of Senior Debt and credit facilities	$1,320,671

As at December 31, 2011, we had US$ 129.7 million in principal amount of 2013 Convertible Notes due for payment on March 15, 2013 and believe that our financial resources are sufficient to meet this and other obligations.  We are evaluating options to refinance or repurchase in the near term the 2013 Convertible Notes or other items of our senior indebtedness, including refinancing with longer dated debt or convertible instruments as well as other equity-based solutions, or a combination of these options. In addition, we will continue to take steps to maintain adequate amounts of cash to ensure that we have a sufficiently strong liquidity position to enable us to meet our debt service and other existing financial obligations.

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2011:

2012	$1,101
2013	761
2014	400
2015	368
2016	368
2017 and thereafter	1,197
Total undiscounted payments	4,195
Less: amount representing interest	(497)
Present value of net minimum lease payments	$3,698

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

6.  PROGRAM RIGHTS

Program rights comprised the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Program rights:
Acquired program rights, net of amortization	$266,884	$200,666
Less: current portion of acquired program rights	(101,741)	(80,206)
Total non-current acquired program rights	165,143	120,460
Produced program rights – Feature Films:
Released, net of amortization	3,197	1,373
Completed and not released	776	—
In production	708	3,341
Development and pre-production	279	237
Produced program rights – Television Programs:
Released, net of amortization	70,383	71,729
Completed and not released	9,136	13,491
In production	12,457	16,216
Development and pre-production	4,138	2,008
Total produced program rights	101,074	108,395
Total non-current acquired program rights and produced program rights	$266,217	$228,855

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Unrelated customers	$204,747	$221,463
Less: allowance for bad debts and credit notes	(13,555)	(13,202)
Related parties	1,020	884
Less: allowance for bad debts and credit notes	(55)	(3)
Total accounts receivable	$192,157	$209,142

Bad debt expense for the year ended December 31, 2011 was US$ 3.3 million. We had net bad debt recoveries of US$ 0.2 million and net bad debt expense of US$ 2.8 million for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2011, CZK 719.9 million (approximately US$ 36.1 million) (December 31, 2010: CZK 676.0 million, approximately US$ 33.9 million), of receivables were pledged as collateral under the Secured Revolving Credit Facility, the 2017 Fixed Rate Notes and the factoring agreement.  Of this amount, CZK 545.8 million (approximately US$ 27.4 million) (December 31, 2010: CZK 513.2 million, approximately US$ 25.7 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Current:
Prepaid acquired programming	$23,479	$37,692
Other prepaid expenses	9,422	11,083
Income taxes recoverable	2,632	7,956
Deferred tax	3,893	3,835
Capitalized debt costs	5,023	5,940
VAT recoverable	6,857	7,333
Inventory	5,226	2,351
Restricted cash	381	540
Other	1,092	1,957
Total other current assets	$58,005	$78,687

	December 31, 2011	December 31, 2010
Non-current:
Capitalized debt costs	$19,350	$26,937
Deferred tax	4,232	1,378
Other	2,926	3,450
Total other non-current assets	$26,508	$31,765

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Land and buildings	$160,183	$166,082
Machinery, fixtures and equipment	197,047	202,447
Other equipment	31,970	32,258
Software licenses	39,993	40,072
Construction in progress	17,894	17,044
Total cost	447,087	457,903
Less: Accumulated depreciation	(229,720)	(207,001)
Total net book value	$217,367	$250,902

Assets held under capital leases (included in the above)
Land and buildings	$4,508	$4,904
Machinery, fixtures and equipment	3,146	2,587
Total cost	7,654	7,491
Less: Accumulated depreciation	(2,720)	(2,113)
Net book value	$4,934	$5,378

Depreciation expense for the years ending December 31, 2011, 2010 and 2009 was US$ 56.6 million, US$ 58.1 million and US$ 52.6 million, respectively.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Accounts payable	$47,676	$48,898
Related party accounts payable	1,955	3,335
Programming liabilities	32,532	25,761
Related party programming liabilities	68,573	41,635
Duties and other taxes payable	13,462	17,889
Accrued staff costs	24,532	23,802
Accrued interest payable	24,108	27,162
Income taxes payable	1,379	3,728
Accrued production costs	4,303	3,035
Accrued legal contingencies and professional fees	3,409	3,994
Authors’ rights	6,367	9,534
Other accrued liabilities	11,752	15,285
Total accounts payable and accrued liabilities	$240,048	$224,058

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following as at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Current:
Deferred revenue	$10,977	$4,580
Deferred tax	1,094	672
Derivative liabilities	2,375	180
Other	23	24
Total other current liabilities	$14,469	$5,456

	December 31, 2011	December 31, 2010
Non-current:
Deferred tax	$74,672	$82,624
Related party programing liabilities	9,363	9,944
Derivative liabilities	694	10,259
Other	212	673
Total other non-current liabilities	$84,941	$103,500

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

At December 31, 2011, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Other” section below), which is carried at fair value using significant level 3 inputs:

Currency Risk

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 536.6 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 486.4 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponds to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”). These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments, and so changes in their fair value are recorded in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other current liabilities.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

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

The fair value of these instruments as at December 31, 2011 was a net US$ 2.4 million liability which represented a net decrease of US$ 6.8 million from the US$ 9.2 million liability as at December 31, 2010. This change was recognized as a derivative gain in the Consolidated Statement of Operations amounting to US$ 6.8 million. A derivative loss of US$ 0.5 million and a derivative gain of US$ 1.3 million was recognized in the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009, respectively.

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

The fair value of the interest rate swap as at December 31, 2011, was a US$ 0.7 million liability, which represented a net decrease of US$ 0.4 million from the US$ 1.1 million liability as at December 31, 2010, which was recognized as a derivative gain in the Consolidated Statement of Operations amounting to US$ 0.3 million and a foreign exchange gain of US$ 0.1 million. A loss of US$ 1.1 million was recognized in the Consolidated Statement of Operations for the year ended December 31, 2010.

Other

We issued a call option to Top Tone Holdings in 2010 in connection with the restructuring of our Bulgarian operations. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 19, 2010, the date we acquired the bTV group. The option was allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

Changes in the fair value of the call option were recorded as a derivative gain or loss in the Consolidated Statement of Operations and in the Consolidated Balance Sheet in other current liabilities.

The option strike price is the fair value of the underlying, which is the equity in CME Bulgaria B.V., so there will be no further changes in the carrying value of the option liability. The fair value of the call option as at December 31, 2011 was US$ nil and the movement from December 31, 2010 was as follows:

Level 3

Balance, December 31, 2010	$180

Gain recorded in earnings	(180)

Ending balance, December 31, 2011	$—

During December 2011, we were notified that Top Tone Holdings intends to exercise its right to acquire additional equity in CME Bulgaria.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

13.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at December 31, 2011 and December 31, 2010. None were issued and outstanding as at December 31, 2011 and December 31, 2010.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2011 and December 31, 2010. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On May 24, 2010, we issued 800,000 shares of our Class A common stock in connection with our acquisition of the remaining ownership interests of approximately 5.0% in each of Pro TV, MPI and MV from Adrian Sarbu (see Note 3, “Acquisitions and Disposals”).

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase up to 600,000 and 250,000 shares of Class A common stock to Alerria and Metrodome, respectively, each of which is controlled by Adrian Sarbu.

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

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at December 31, 2011.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

14. INCOME TAXES

As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income from continuing operations before provision for income taxes have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.

Loss from continuing operations before income taxes:

The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For the Years Ending December 31,
	2011	2010	2009
Domestic	$(6,470)	$(77,267)	$130,185
Foreign	(169,284)	(34,632)	(196,431)
Total	$(175,754)	$(111,899)	$(66,246)

Included in domestic income during 2011, 2010 and 2009 is intercompany dividend income of US$ 63.7 million, US$11.2 million and US $89.7 million, respectively, with an equivalent expense included within foreign income. These dividends are neither taxable in the Netherlands nor deductible in the foreign entity.

Total tax charge for the years ended December 31, 2011, 2010 and 2009 was allocated as follows:

	For the Years Ending December 31,
	2011	2010	2009
Income tax expense from continuing operations	$3,850	$5,025	$4,737
Income tax expense / (credit) from discontinued operations	—	30	(7,938)
Total tax expense	$3,850	$5,055	$(3,201)

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For the Years Ending December 31,
	2011	2010	2009
Current income tax expense:
Domestic	$321	$549	$371
Foreign	10,377	12,310	18,276
	10,698	12,859	18,647
Deferred tax benefit:
Domestic	(5)	—	(2)
Foreign	(6,843)	(7,834)	(13,908)
	(6,848)	(7,834)	(13,910)

Provision for income taxes	$3,850	$5,025	$4,737

In 2011, the net tax provision reflects valuation allowances in respect of the tax benefit of tax losses.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ending December 31,
	2011	2010	2009
Income taxes at Netherlands rates (2011 - 25%, 2010 and 2009 - 25.5%)	$(43,927)	$(28,521)	$(16,877)
Jurisdictional differences in tax rates	22,092	416	25,064
Tax effect of goodwill impairment	7,105	—	—
Unrecognized tax benefits	4,490	2,444	12,343
Losses expired	2,344	672	296
Tax charge from internal restructuring	9,229	—	—
Change in valuation allowance	2,637	30,427	(16,349)
Other	(120)	(413)	260
Provision for income taxes	$3,850	$5,025	$4,737

In 2011, the Company realized a US$ 8.2 million tax benefit on utilization of tax loss carry-forwards in Bulgaria against a tax charge created by internal restructuring which, together with the utilization of current period tax losses, resulted in no net impact on total tax expense.

The jurisdictional rate difference in 2011 mainly arises as a result of the difference between the Bulgarian and the Netherland's tax rates.

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Assets:
Tax benefit of loss carry-forwards and other tax credits	$96,691	$90,532
Programming rights	8,161	10,322
Property, plant and equipment	2,557	3,132
Accrued expenses	5,485	4,975
Other	11,038	9,864
Gross deferred tax assets	123,932	118,825
Valuation allowance	(92,738)	(90,553)
Net deferred tax assets	31,194	28,272

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(71,459)	$(78,751)
Property, plant and equipment	(8,571)	(11,304)
Programming rights	(10,370)	(8,742)
Temporary difference due to timing	(8,435)	(7,558)
Total deferred tax liabilities	(98,835)	(106,355)
Net deferred income tax liability	$(67,641)	$(78,083)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Deferred tax is recognized on the Consolidated Balance Sheet as follows:

	December 31, 2011	December 31, 2010
Net current deferred tax assets	$3,893	$3,835
Net non-current deferred tax assets	4,232	1,378
	8,125	5,213

Net current deferred tax liabilities	(1,094)	(672)
Net non-current deferred tax liabilities	(74,672)	(82,624)
	(75,766)	(83,296)

Net deferred income tax liability	$(67,641)	$(78,083)

We provided a valuation allowance against potential deferred tax assets of US$ 92.7 million and US$ 90.6 million as at December 31, 2011 and 2010, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.

During 2011, we had the following movements on valuation allowances:

Balance at December 31, 2010	$90,553
Created during the period	15,042
Utilized	(12,405)
Foreign exchange	(452)
Balance at December 31,2011	$92,738

As of December 31, 2011 we have operating loss carry-forwards that will expire in the following periods:

Year:	2012	2013	2014	2015	2016 - 27	Indefinite

Austria	$—	$—	$—	$—	$—	$9,931
Bulgaria	19	19	3,297	31,100	1,420	—
Croatia	23,027	13,036	11,177	7,507	3,389	—
Czech Republic	737	673	—	2,489	1,228	—
Hungary	—	—	—	—	—	308
Moldova	—	32	1	—	—	—
Netherlands	—	5,411	10,743	3,940	238,133	—
Romania	—	410	7,117	8,037	39,840	—
Slovakia	—	—	—	—	12,110	—
Slovenia	—	—	—	—	—	11,267
United Kingdom	—	—	—	—	—	3,134
United States	—	—	—	—	5,288	—
Total	$23,783	$19,581	$32,335	$53,073	$301,408	$24,640

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

We have provided valuation allowances against most of the above loss carry-forwards. However, valuation allowances have not been provided against the loss carry-forwards in Slovakia and part of the loss carry-forwards in Romania on the basis of future reversals of existing taxable temporary differences. The tax benefits associated with the losses in the United Kingdom and the United States are only recognized in the financial statements as they are utilized.

We have not provided income taxes or withholding taxes on US$ 494.0 million (2010: US$ 504.6 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free. It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31,2008	$4,270
Increases for tax positions taken during a prior period	95
Increases for tax positions taken during the current period	12,843
Decreases resulting form the expiry of the statute of limitations	(595)
Other	23
Balance at December 31,2009	16,636
Increases for tax positions taken during a prior period	(428)
Increases for tax positions taken during the current period	2,872
Settlements with tax authorities	(252)
Other	(170)
Balance at December 31,2010	18,658
Increases for tax positions taken during a prior period	88
Increases for tax positions taken during the current period	4,402
Other	(18)
Balance at December 31,2011	$23,130

The total amount of unrecognized benefits that, if recognized, would affect the effective tax rate amounts to US$ 0.1 million. It is reasonably possible that the total amount of unrecognized tax benefits will not decrease within 12 months of the reporting date as a result of tax audits closing and statutes of limitations expiring.

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2011, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2008
Croatia	2007
Czech Republic	2008
Netherlands	2007
Romania	2006
Slovak Republic	2006
Slovenia	2006
United Kingdom	2010
United States	2009

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying Consolidated Statements of Operations.

The liability for accrued interest and penalties was US$ 0.3 million and US$ nil at December 31, 2011 and 2010, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

15.  INTEREST EXPENSE

Interest expense comprised the following for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Interest on Senior Notes	$89,747	$75,783	$52,478
Interest on Convertible Notes	18,034	16,378	16,625
Interest on capital leases and other financing arrangements	4,167	9,040	8,169
	111,948	101,201	77,272

Amortization of capitalized debt issuance costs	6,226	5,706	9,565
Amortization of issuance discount on Convertible Notes	17,379	21,299	19,519
Loss on extinguishment of debt (1)	25,904	5,299	9,415
	49,509	32,304	38,499
Total interest expense	$161,457	$133,505	$115,771

(1) See Note 5 “Long-Term Debt and Other Financing Arrangements” for detail of the loss on extinguishment of debt.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

16.  STOCK-BASED COMPENSATION

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

The charge for stock-based compensation in our Consolidated Statements of Operations was as follows:

	For the Years Ending December 31,
	2011	2010	2009
Stock-based compensation charged	$5,898	$6,837	$6,218
Income tax benefit recognized	—	—	(317)

A summary of option activity for the twelve months ended December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,539,062	$35.44	4.95	$2,189
Granted	555,000	22.33
Exercised	(23,625)	10.23
Forfeited	(168,750)	40.17
Outstanding at December 31, 2011	2,901,687	$32.86	4.49	$71
Vested or expected to vest	2,778,007	33.30	4.38	71
Exercisable at December 31, 2011	1,829,813	$38.27	3.33	$71

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2011, the maximum life of options that had been issued under the Plan was 10 years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares. We received US$ 0.2 million and US$ 0.6 million in cash from the awards that were exercised in 2011 and 2010 which had an intrinsic value of US$ 0.3 million and US$ 0.2 million, respectively. No options were exercised in 2009. The income tax benefits realized thereon was US$ nil in 2011 and 2010.

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.2 million at January 1, 2011 and US$ 7.4 million at January 1, 2010. In the years ended December 31, 2011 and 2010, tax benefits of US$ nil and US$ 0.7 million, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ nil and US$ 0.1 million of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending December 31, 2011 and 2010, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2011 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of December 31, 2011. This amount changes based on the fair value of our common stock.  As of December 31, 2011, there was US$ 8.9 million of total unrecognized compensation expense related to options.  The expense is expected to be recognized over a weighted average period of 1.1 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

2011 Option Grants

Pursuant to our Amended and Restated Stock Incentive Plan, options were awarded to members of staff, members of executive management and members of our Board of Directors during the year ended December 31, 2011.

The fair value of these option grants was estimated on the date of the grant using the Black-Scholes option-pricing model, with the following assumptions used:

Date of Option Grant	Number of Options Granted	Risk-free Interest Rate (%)	Expected Term (years)	Expected Volatility (%)	Fair Value (US$/share)	Exercise Price (US$/share)
January 3, 2011	15,000	2.11	5.3	55.6	10.71	21.20
May 16, 2011	100,000	0.93	3.0	67.6	10.06	22.38
May 16, 2011	435,000	1.83	5.3	55.7	11.23	22.38
June 14, 2011	5,000	0.79	3.0	67.5	9.01	20.11

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

•
Expected volatility. Expected volatility has been calculated based on an analysis of the historical stock price volatility of the company and its peers for the preceding period corresponding to the options' expected life. We consider this basis to represent the best indicator of expected volatility over the life of the option.

•
Expected term. The expected term of options granted has been calculated following the “shortcut” method as outlined in ASC 718 because our options meet the definition of “plain vanilla” therein. Since insufficient data about holder exercise behavior is available to make estimates of expected term, we have continued to apply the shortcut method in accordance with ASC 718.

The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ending December 31,
	2011	2010	2009
Risk -free interest rate	1.67%	2.02%	1.40%
Expected term (years)	4.82	4.9	3.9
Expected volatility	57.90%	57.26%	57.20%
Dividend yield	0%	0%	0%
Weighted-average fair value	$10.98	$12.64	$8.31

The following table summarizes information about stock option activity during 2011, 2010, and 2009:

	2011		2010		2009
	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)
Outstanding at beginning of year	2,539,062	35.44	2,000,750	$39.59	1,439,042	$50.81
Awards granted	555,000	22.33	720,000	25.59	691,875	18.68
Awards exercised	(23,625)	10.23	(32,313)	18.31	—	—
Awards forfeited	(168,750)	40.17	(149,375)	47.28	(130,167)	52.48
Outstanding at end of year	2,901,687	32.86	2,539,062	$35.44	2,000,750	$39.59

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	603,938	2.63	$71,427	$17.30
$ 20.01 - 40.00	1,719,374	5.64	—	23.77
$ 40.01 - 60.00	197,125	3.75	—	51.93
$ 60.01 - 80.00	183,000	2.44	—	66.73
$ 80.01 - 100.00	30,000	0.43	—	90.54
$ 100.01 - 120.00	168,250	3.19	—	112.07
Total	2,901,687	4.49	$71,427	$32.86

The following table summarizes information about stock options exercisable at December 31, 2011:

	Options exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	603,938	2.63	$71,427	$17.30
$ 20.01 - 40.00	647,500	4.27	0	24.04
$ 40.01 - 60.00	197,125	3.75	0	51.93
$ 60.01 - 80.00	183,000	2.48	0	66.73
$ 80.01 - 100.00	30,000	0.43	0	90.54
$ 100.01 - 120.00	168,250	3.19	0	112.07
Total	1,829,813	3.33	$71,427	$38.27

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

17.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net loss from continuing operations attributable to CME Ltd.	$(174,611)	$(113,522)	$(60,333)
Net income / (loss) from discontinued operations attributable to CME Ltd.	—	213,697	(36,824)
Net (loss) / income attributable to CME Ltd.	$(174,611)	$100,175	$(97,157)

Weighted average outstanding shares of common stock	64,385	64,029	54,344
Dilutive effect of employee stock options	—	—	—
Common stock and common stock equivalents	64,385	64,029	54,344

Net (loss) / income per share:
Basic	$(2.71)	$1.57	$(1.79)
Diluted	$(2.71)	$1.57	$(1.79)

At December 31, 2011, 3,763,481 (December 31, 2010: 1,827,408) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2011.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

18.  SEGMENT DATA

Through the year ended December 31, 2011, we manage our business on a divisional basis, with three reportable segments: Broadcast, Media Pro Entertainment and New Media.  The business segments reflect how CME Ltd.’s operations are managed by segment managers, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.  Supplemental geographic information on the performance of our Broadcast segment is provided due to the significance of our broadcast operations to CME Ltd. Management believes this information is useful to users of the financial statements.

Our Broadcast segment generates revenues from the sale of advertising and sponsorship and our New Media segment generates revenues from display and video advertising, paid premium content and subscriptions. Our Media Pro Entertainment segment generates revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties. Media Pro Entertainment also develops, produces and distributes television and film content which is shown on our television channels. In addition, the distribution activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu Ray discs to wholesale and retail clients.

We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.

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

Below are tables showing our Net Revenues, OIBDA and Total Assets by segment for the years ended December 31, 2011, 2010 and 2009 for Consolidated Statement of Operations data and as at December 31, 2011 and 2010 for Consolidated Balance Sheet data:

	For the Year Ended December 31,
Net revenues	2011	2010	2009
Broadcast:
Bulgaria	$93,732	$61,753	$3,517
Croatia	61,502	51,350	48,543
Czech Republic	285,865	265,018	271,733
Romania	159,387	157,416	175,409
Slovak Republic	101,973	90,391	106,479
Slovenia	72,519	64,799	63,385
Total Broadcast	774,978	690,727	669,066
Media Pro Entertainment	187,224	140,797	107,683
New Media	15,764	11,193	9,935
Intersegment revenues (1)	(113,184)	(105,583)	(104,739)
Total net revenues	$864,782	$737,134	$681,945

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

	For the Year Ended December 31,
OIBDA	2011	2010	2009
Broadcast:
Bulgaria	$12,897	$(2,071)	$(44,471)
Croatia	4,659	2,368	634
Czech Republic	140,386	122,818	130,739
Romania	25,939	25,997	39,935
Slovak Republic	9,968	(1,001)	14,965
Slovenia	19,602	18,427	15,579
Divisional operating costs	(2,361)	(2,123)	(2,410)
Total Broadcast	211,090	164,415	154,971
Media Pro Entertainment	3,996	(3,005)	7,538
New Media	(2,558)	(6,542)	(8,651)
Central	(41,851)	(44,062)	(38,151)
Elimination	(3,675)	(3,483)	(333)
Total OIBDA	$167,002	$107,323	$115,374

Reconciliation to Consolidated Statement of Operations:	For the Year Ended December 31,
	2011	2010	2009
Total OIBDA	$167,002	$107,323	$115,374
Depreciation of property, plant and equipment	(56,581)	(58,062)	(52,583)
Amortization of intangible assets	(34,881)	(25,987)	(19,919)
Impairment	(68,748)	(397)	(81,843)
Operating income / (loss)	6,792	22,877	(38,971)
Interest expense, net	(158,704)	(131,267)	(112,895)
Foreign currency exchange (loss) / gain, net	(31,124)	(5,030)	82,920
Change in fair value of derivatives	7,281	1,164	1,315
Other income	1	357	1,385
Provision for income taxes	(3,850)	(5,025)	(4,737)
Loss from continuing operations	$(179,604)	$(116,924)	$(70,983)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Total assets (1):	December 31, 2011	December 31, 2010

Broadcast	$2,362,143	$2,552,034
New Media	11,206	2,011
Media Pro Entertainment	221,601	224,934
Total Operating Segments	2,594,950	2,778,979
Corporate	100,115	191,503
Elimination	(13,296)	(29,932)
Total	$2,681,769	$2,940,550

(1) Segment assets exclude any intercompany investments.

Long-lived assets (1):	December 31, 2011	December 31, 2010

Bulgaria	$13,830	$18,035
Croatia	7,684	10,017
Czech Republic	54,759	61,274
Romania	90,270	104,304
Slovak Republic	25,608	31,664
Slovenia	23,115	25,163
	215,266	250,457
Corporate	2,101	445
Total long-lived assets	$217,367	$250,902

(1) Reflects property, plant and equipment.

We do not rely on any single major customer or group of major customers.

19.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At December 31, 2011, we had total commitments of US$ 361.8 million (December 31, 2010: US$ 420.1 million) in respect of our broadcast operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$361,772	$147,310	$176,663	$37,799	$—

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

b) Operating Lease Commitments

For the years ended December 31, 2011, 2010 and 2009, we incurred aggregate rent expense on all facilities of US$ 11.7 million, US$ 11.7 million and US$ 8.4 million, respectively.  Future minimum operating lease payments at December 31, 2011 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

December 31, 2011
2012	$5,849
2013	3,525
2014	3,139
2015	2,102
2016	1,468
2017 and thereafter	9,356
Total	$25,439

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 15.0 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at December 31, 2011 and 2010, there were no drawings under this facility (see also Note 5, “Long-term Debt and Other Financing Arrangements” and Note 7, “Accounts Receivable”).

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the Consolidated Balance Sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”). The parent agreement was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) in Ukraine and International Media Services Ltd., an offshore affiliate of Studio 1+1 (“IMS”). Among these four contracts were the advertising services agreement and the marketing services agreements both between Prioritet and Studio 1+1. On December 24, 2008, each of CME BV, Studio 1+1 and IMS provided notices of termination to their respective contract counterparties, following which each of the four contracts terminated on March 24, 2009. In connection with these terminations, Studio 1+1 was required under the advertising and marketing services agreements to pay a termination penalty equal to (i) 12% of the average monthly advertising revenues, and (ii) 6% of the average monthly sponsorship revenues, in each case for advertising and sponsorship sold by Prioritet for the six months prior to the termination date, multiplied by six. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement equal to the aggregate amount of Studio 1+1’s advertising revenues for the six months ended December 31, 2008. The total amount of relief sought was US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed and CME BV was awarded reimbursement of its legal fees and other costs in respect of the arbitration proceedings, which were received on October 27, 2010. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev. The claims relate to alleged violations of the advertising services agreement and marketing services agreement and the total amount of relief sought is approximately UAH 201.0 million (approximately US$ 25.4 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. Prioritet has indicated it intends to seek leave to appeal to the Supreme Court of Ukraine. We do not believe that it is likely that we will be required to make any further payment.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (see Note 5, “Long-Term Debt and Other Financing Arrangements”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the 2013 Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 4.3% of our outstanding shares of Class A common stock; and Time Warner Inc. (“Time Warner”), who is represented on our Board of Directors and is the beneficial owner of approximately 34.4% of our outstanding shares of Class A common stock and Class B common stock.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Related Party Transactions

Adrian Sarbu

	For the Year Ended December 31,
	2011	2010	2009
Purchases of programming and services	$4,812	$5,174	$36,900
Sales	1,197	852	900

	As at December 31,
	2011	2010
Accounts payable	$512	$896
Accounts receivable	765	583

In addition, on January 31, 2011, we completed the acquisition of 100.0% of Pro Digital S.R.L. (“Pro Digital”), a company controlled by Adrian Sarbu, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition) (see Note 3, “Acquisitions”).

Time Warner

	For the Year Ended December 31,
	2011	2010	2009
Purchases of programming	$57,196	$33,566	$61,800
Sales	198	40	—

	As at December 31,
	2011	2010
Accounts payable	$78,016	$50,490
Accounts receivable	159	46

Ronald S. Lauder

We have paid approximately US$ 2.9 million, including approximately US$ 0.4 million in 2010, of legal fees incurred by Ronald S. Lauder in connection with the negotiation and implementation of the investment by Time Warner Media Holding B.V. in CME Ltd. in May 2009, which included the dissolution of the CME Holdco L.P. partnership between Mr. Lauder and an affiliate of Apax Partners. In the agreements governing this investment, we had undertaken to pay the reasonable legal fees of Mr. Lauder relating to the investment. These payments were approved by a committee of independent directors of our Board.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

21. INDENTURE CONVENANTS

Under the terms of the indentures governing the 2014 Floating Rate Notes, the 2016 Fixed Rate Notes, the 2017 Fixed Rate Notes and the 2015 Convertible Notes (the “2014 Indenture”, the “2016 Indenture”, the “2017 Indenture” and the “2015 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2014 Indenture and 2016 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2017 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2010 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of December 31, 2011, our Unrestricted Subsidiaries consisted of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. As at December 31, 2011, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 115.6 million) to our Unrestricted Subsidiaries. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of December 31, 2011, there was US$ 1.5 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Below is selected financial information for CME Ltd., its Restricted Subsidiaries and its Unrestricted Subsidiaries as required by the 2014 Indenture, the 2016 Indenture, the 2017 Indenture, and the 2015 Indenture:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2011
Net revenues	$861,810	$3,092	$(120)	$864,782
Depreciation of property, plant and equipment	51,639	1,315	—	52,954
Amortization of broadcast licenses and other intangibles	34,881	—	—	34,881
Operating income / (loss)	12,129	(5,337)	—	6,792
Net loss attributable to CME Ltd.	$(140,946)	$(33,665)	$—	$(174,611)

Consolidated Balance Sheet:
	As at December 31, 2011
Cash and cash equivalents	$184,935	$1,451	$—	$186,386
Third Party Debt (1)	1,324,369	—	—	1,324,369
Total assets	2,864,664	1,451	(184,346)	2,681,769
Total CME Ltd. shareholders' equity	$1,183,974	$1,327	$(183,609)	$1,001,692

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2010
Net revenues	$735,062	$3,928	$(1,856)	$737,134
Depreciation of property, plant and equipment	50,666	3,749	—	54,415
Amortization of broadcast licenses and other intangibles	25,987	—	—	25,987
Operating income / (loss)	53,482	(30,560)	(45)	22,877
Net (loss) / income attributable to CME Ltd.	$(139,409)	$239,629	$(45)	$100,175

Consolidated Balance Sheet:
	As at December 31, 2010
Cash and cash equivalents	$219,789	$24,261	$—	$244,050
Third Party Debt (1)	1,359,330	454	—	1,359,784
Total assets	3,212,077	37,942	(309,469)	2,940,550
Total CME Ltd. shareholders' equity	$1,493,511	$(36,981)	$(229,651)	$1,226,879

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Year Ended December 31, 2009
Net revenues	$678,424	$3,521	$—	$681,945
Depreciation of property, plant and equipment	48,894	2,697	—	51,591
Amortization of broadcast licenses and other intangibles	18,373	1,546	—	19,919
Operating income / (loss)	91,464	(130,435)	—	(38,971)
Net (loss) / income attributable to CME Ltd.	$63,448	$(160,605)	$—	$(97,157)

Index

22. QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2011 and 2010 is as follows:

	For the Year Ended December 31, 2011
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000's, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$172,772	$249,656	$165,472	$276,882
Cost of revenues	150,730	179,568	150,560	188,797
Operating (loss) / income	(7,665)	39,473	(12,910)	(12,106)
Net (loss) / income from continuing operations	(20,995)	812	(82,196)	(77,225)
Net (loss) / income from discontinued operations	—	—	—	—
Net (loss) / income attributable to CME Ltd.	$(21,114)	$968	$(82,074)	$(72,391)

Net (loss) / income per share:
Basic EPS	$(0.33)	$0.02	$(1.27)	$(1.12)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.33)	$0.02	$(1.27)	$(1.12)

	For the Year Ended December 31, 2010
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000's, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$143,641	$201,726	$134,354	$257,413
Cost of revenues	134,329	146,282	131,045	182,388
Operating (loss) / income	(19,133)	25,452	(25,345)	41,903
Net (loss) / income from continuing operations	(41,986)	(52,913)	3,417	(25,442)
Net (loss) / income from discontinued operations	(3,922)	217,619	—	—
Net (loss) / income attributable to CME Ltd.	$(42,294)	$165,169	$3,416	$(26,116)

Net (loss) / income per share:
Basic EPS	$(0.67)	$2.59	$0.05	$(0.41)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.67)	$2.59	$0.05	$(0.41)

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that our disclosure controls and procedures were effective as of that date.

Index

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was performed under the direction and supervision of our President and Chief Executive Officer and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2011, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

February 22, 2012

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE LLP

London, United Kingdom

February 22, 2012

Index

ITEM 9B. OTHER INFORMATION

None

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Management,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual General Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2012 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual General Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,901,687	(1)	32.86	545,981
Equity compensation plans not approved by security holders	—		—	—
Total	2,901,687		32.86	545,981
(1) This number consists of options outstanding at December 31, 2011 under CME’s Amended and Restated Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” in our Proxy Statement for the 2012 Annual General Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2012 Annual General Meeting of Shareholders.

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Financial Statements of Central European Media Enterprises Ltd. are included in Part Il, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 3380344 on Form S-1 filed June 17, 1994).

3.02*
Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 3, 2008 (incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

3.03*	Memorandum of Increase of Share Capital (incorporated by reference Exhibit 3.03 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

3.04*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company's Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

3.05*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quaterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

4.01*	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

4.02*
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, BNY Corporate Trustee Services Limited as Trustee, The Bank of New York as Security Trustee, Principle Paying Agent and Transfer Agent and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated May 16, 2007 (incorporated by reference to Exhibit 10.65 to the Company's Quaterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

4.03*
Registration Rights Agreement among Central European Media Enterprises Ltd., Lehman Brothers Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., BNP Paribas and ING Bank N.V., London Branch, dated March 10, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.04*
Indenture among Central European Media Enterprises Ltd., Central European Enterprises N.V., CME Media Enterprises B.V and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.05*
Indenture among Central European Media Enterprises Ltd. as Issuer, Central European Enterprises N.V. and CME Media Enterprises B.V. as Subsidiary Guarantors, The Bank of New York, acting through its London Branch, as Trustee, The Bank of New York, acting through its London Branch, as Principle Paying Agent and Transfer Agent, The Law Debenture Trust Corporation p.l.c as Security Trustee and The Bank of New York (Luxembourg) S.A. as Registrar, Luxembourg Transfer Agent and Luxembourg Paying Agent, dated September 17, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

Index

Exhibit Number	Description

4.06*
Warrant to Purchase Common Stock issued to Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.07*
Warrant to Purchase Common Stock issued to Media Pro Management S.A., dated December 9, 2009 (incorporated by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.08*
Registration Rights Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated as of August 24, 2007 (incorporated by reference to Exhibit 4.03 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.09*
Registration Rights Agreement between the Company and Time Warner Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.10*
Indenture among CET 21 spol. sro. as Issuer, Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., CME Investments B.V. and MARKÍZA-SLOVAKIA, spol. s r.o. as Guarantors, Citibank, N.A., London Branch, as Trustee, Citibank, N.A., London Branch, as Paying Agent and Transfer Agent and Citigroup Global Markets Deutschland AG as Registrar, dated October 21, 2010 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.11*
Indenture among Central European Media Enterprises Ltd. as issuer, Central European Media Enterprises N.V. and CME Media Enterprises B.V. as guarantors, and Deutsche Bank Trust Company Americas as trustee, security agent, paying agent, conversion agent, transfer agent and registrar, dated February 18, 2011 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.01*+
Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on May 15, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

10.02*+	Employee Stock Option Form (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.03*
Subscription Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.04*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and the Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.05*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.06*
Capped Call Transaction between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch and Deutsche Bank Securities Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.07*
Capped Call Transaction between Central European Media Enterprises Ltd. and BNP Paribas, dated March 4, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.08*
Capped Call Transaction between the Company and Lehman Brothers OTC Derivatives Inc., dated March 4, 2008 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.09*
Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

Index

Exhibit Number	Description

10.10*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.11*
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.12*
Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.13*+
Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.14*
Dealer Manager Agreement between Central European Media Enterprises Ltd. and Deutsche Bank AG, London Branch, dated September 7, 2009 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.15*
Tender Agency Agreement between Central European Media Enterprises Ltd., Deutsche Bank AG, London Branch, as a Principle Tender Agent, and certain other tender agents, dated September 7, 2009 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.16*
Global Deed of release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and European Bank for Reconstruction and Development, dated September 16, 2009 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.17*
Contract Assignment between CME Media Enterprises B.V, Central European Media Enterprises Ltd., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.18*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.19*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.20*
Global Deed of Release among Central European Media Enterprises Ltd., CME Media Enterprises B.V., Central European Media Enterprises N.V. and the The Bank of New York Mellon, acting through its London Branch (formerly JPMorgan Chase Bank, N.A., London Branch), dated September 29, 2009 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.21*
Amendment to the Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated December 9, 2009 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.22*
Subscription Agreement among Central European Media Enterprises Ltd., Media Pro Management S.A. and Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.23*
Share Purchase Agreement among Central European Media Enterprises Ltd., CME Cyprus Holding II Limited, Igor Kolomoisky and Harley Trading Limited, dated January 20, 2010 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Index

Exhibit Number	Description

10.24*
Termination Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated January 20, 2010 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.25*
Facility Agreement among CET 21 spol. s r.o., Erste Group Bank A.G. as arranger, Česká Spořitelna, a.s. (“CSAS”) as facility agent and security agent, CSAS, UniCredit Bank Czech Republic, a.s. and BNP Paribas as original lenders and the Company, CME Slovak Holdings B.V., CME Media Enterprises B.V., CME Romania B.V. and MARKÍZA-SLOVAKIA, spol. s r.o. as original guarantors, dated December 21, 2009 (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.26*
Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.27*
Irrevocable Voting Deed and Corporate Representative Appointment among RSL Savannah LLC, Time Warner Media Holdings B.V. and the Company, dated May 18, 2009 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.28*+
Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated June 19, 2009 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.29*
Deed relating to the Sale and Purchase of Certain Media Interests in Bulgaria by and among News Netherlands B.V., News Corporation, CME Media Enterprises B.V. and Central European Media Enterprises Ltd. dated February 18, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.30*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.31*+
Contract of Employment between CME Media Services Limited and Andrei Boncea, dated May 3, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.32*
Amended and Restated Sale and Purchase Agreement between CME Media Enterprises B.V., CME Development Financing B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 19, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.33*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.34*
Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.35*+
Contract of Employment between CME Media Services Limited and Petr Dvorak, dated May 1, 2010 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.36*
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.37*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.38*
CZK 1,500,000,000 Revolving Credit Facility Agreement among CET 21 spol. s r.o. as original borrower, BNP Paribas S.A., JPMorgan Chase Bank N.A., Citibank Europe plc (acting through its Prague branch Citibank Europe plc, organizační složka), ING Bank N.V. and CSAS. as original lenders, BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and CSAS. as arrangers, BNP Paribas S.A. as agent, BNP Paribas Trust Corporation UK Limited as Security Agent and the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., MARKÍZA-SLOVAKIA, spol. s r.o. and CME Investments B.V. as original guarantors, dated October 21, 2010 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

Index

Exhibit Number	Description

10.39*
Pledge Agreement among the Company, Central European Media Enterprises N.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.40*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.41*
Deed of Amendment to the Intercreditor Agreement dated July 21, 2006, as amended, among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V., BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch, The Law Debenture Trust Corporation p.l.c., Citibank, N.A., London Branch, BNP Paribas Trust Corporation UK Limited and BNP Paribas S.A., dated October 21, 2010 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.42*
Intercreditor Agreement dated October 21, 2010 among the Company, CET 21 spol. s r.o., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Slovak Holdings B.V., MARKÍZA-SLOVAKIA, spol. s r.o., CME Investments B.V., BNP Paribas S.A., Citibank Europe plc, ING Bank N.V., JPMorgan Chase Bank, N.A., CSAS., BNP Paribas S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent and Citibank, N.A., London Branch, as notes trustee, dated October 21, 2010 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.43*+
Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.44*
Deed of Amendment to the Intercreditor Agreement between Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., BNY Corporate Trustee Services Limited, The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon (formerly The Bank of New York), The Bank of New York Mellon, acting through its London Branch, The Law Debenture Trust Corporation p.l.c., Citibank, N.A., London Branch, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.45*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.46*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.47+	Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012.

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 22, 2012

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

Index

Exhibit Number	Description

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Schema Document

101.CAL#	XBRL Taxonomy Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Definition Linkbase Document

101.LAB#	XBRL Taxonomy Label Linkbase Document

101.PRE#	XBRL Taxonomy Presentation Linkbase Document

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

c) Report of Independent Registered Public Accountants on Schedule II - Schedule of Valuation Allowances. (See page S-1 of this Annual Report on Form 10-K).

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2012	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald S. Lauder	Chairman of the Board of Directors	February 22, 2012
Ronald S. Lauder

*	Vice-Chairman of the Board of Directors	February 22, 2012
Herbert A. Granath

/s/ Adrian Sarbu	President and Chief Executive Officer	February 22, 2012
Adrian Sarbu	and Director (Principal Executive Officer)

/s/ David Sach	Executive Vice President and Chief Financial Officer	February 22, 2012
David Sach	(Principal Financial Officer)

/s/ David Sturgeon	Deputy Chief Financial Officer	February 22, 2012
David Sturgeon	(Principal Accounting Officer)

*	Director	February 22, 2012
Paul T. Cappuccio

*	Director	February 22, 2012
Michael Del Nin

*	Director	February 22, 2012
Charles Frank

*	Director	February 22, 2012
Alfred W. Langer

*	Director	February 22, 2012
Fred H. Langhammer

Index

*	Director	February 22, 2012
Bruce Maggin

*	Director	February 22, 2012
Parm Sandhu

*	Director	February 22, 2012
Caryn Seidman Becker

*	Director	February 22, 2012
Duco Sickinghe

*	Director	February 22, 2012
Kelli Turner

*	Director	February 22, 2012
Eric Zinterhofer

*By:	/s/ David Sach

David Sach
Attorney-in-fact

Index

INDEX TO SCHEDULES

Schedule II

Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2008	$10,918	$46,826
Charged to costs and expenses	8,199	(16,349)
Charged to other accounts (1)	(5,056)	29,762
Foreign exchange	32	(93)
Balance at December 31, 2009	14,093	60,146
Charged to costs and expenses	5,296	30,427
Charged to other accounts (1)	(5,606)	—
Foreign exchange	(578)	(20)
Balance at December 31, 2010	13,205	90,553
Charged to costs and expenses	3,281	4,036
Charged to other accounts (1)	(2,126)	—
Foreign exchange	(750)	(465)
Balance at December 31, 2011	$13,610	$94,124

(1) Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.