Form 10-K/A
period 2011-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2012-04-20
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

Mintflower Place, 4th floor	HM 08 Bermuda
8 Par-La-Ville Rd, Hamilton, Bermuda	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price of US$ 19.75of the registrant's Class A Common Stock, as reported by the Nasdaq Global Select Market on such date) was US$ 725.1 million.

Number of shares of Class A Common Stock outstanding as of April 19, 2012: 56,892,114
Number of shares of Class B Common Stock outstanding as of April 19, 2012: 7,516,936

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Central European Media Enterprises Ltd., as originally filed on February 22, 2012 (the “Form 10-K”). We are filing this Amendment No. 1 to amend Part III of our Form 10-K to include information that we previously intended to incorporate by reference to the proxy statement for our 2012 annual general meeting of shareholders.  This Amendment No. 1 does not update information contained in the Form 10-K to reflect facts or events that may have occurred subsequent to the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Nominees

Directors are elected to serve until the next annual general meeting of shareholders or until their successors are elected.

Ronald S. Lauder, 68, one of our founders, has served as our non-executive Chairman of the Board since our incorporation in 1994.  Mr. Lauder is a principal shareholder of The Estée Lauder Companies, Inc. (“Estée Lauder”) and has served as Chairman of Estée Lauder International and Chairman of Clinique Laboratories, Inc., divisions of Estée Lauder, since returning to the private sector from government service in 1987. Mr. Lauder was a Director of  Estée Lauder from 1988 until 2009. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria.  From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs.  He is Chairman of the Jewish National Fund, former Chairman of the Council of Presidents of American Jewish Organizations, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School of the University of Pennsylvania.  In June 2007, Mr. Lauder was elected President of the World Jewish Congress. He received his B.S. in International Business from the Wharton School of the University of Pennsylvania. Mr. Lauder’s son-in-law, Eric Zinterhofer, also serves as a Director. Mr. Lauder’s qualifications to sit on our Board include his many years of international business experience and knowledge of European affairs, as well as being the Company’s founder and Chairman since its inception in 1994, providing the Board with key institutional knowledge.

Herbert A. Granath, 83, has served as a Director since 2002 and non-executive Vice Chairman of the Board since June 2006.  Mr. Granath is Chairman Emeritus, ESPN, a cable sports network, and Senior Content Advisor to Telenet Group Holding N.V., the largest cable operator in Belgium.  He is Co-Chairman of Crown Media Holdings, which owns and operates the Hallmark Channel. Mr. Granath served as Chairman and Chief Executive Officer of Media and Entertainment Holdings, Inc., a special purpose vehicle for the acquisition of media, entertainment and communications businesses, from 2005 until 2009. Mr. Granath was employed by ABC for over 35 years and was Chairman, Disney/ABC International (an international broadcasting company) from 1996 to January 1998 where he pioneered many aspects of ABC’s expanding television business, including its successes in the cable and international programming arenas.  He served as Chairman of the Board of ESPN for 16 years and Senior Vice President of ABC, Inc. from 1998 until 2001.  He also served as Chairman of the Board of A&E, The History Channel, The Biography Channel and Lifetime Television, and was a founding partner and Board member of Eurosport, the largest cable network in Europe. He also served on the Boards of the Telefunf, RTL2 and TM3 networks in Germany, as well as SBS Broadcasting S.A. and TVA, the Brazilian pay-TV company.  Among the awards Mr. Granath has received are two Tony awards (along with six Tony nominations), an International Emmy (Lifetime Achievement in International TV), and a U.S. Emmy (Lifetime Achievement in Sports Television).  He has also been honored by the National Association of Broadcasters as a Broadcast Pioneer and received a European Lifetime Achievement Award from the Rose d’Or Festival in Lucerne, Switzerland. Mr. Granath brings to our Board extensive experience in television broadcasting both in America and Europe, which allows him to provide valuable advice and insights to the Board and Board committees.

Paul T. Cappuccio, 50, has served as a Director since October 2009. Mr. Cappuccio has been Executive Vice President and General Counsel of Time Warner Inc. since January 2001, in which capacity he oversees the worldwide management of Time Warner's legal functions, collaborating with all of its operating businesses. From August 1999 until January 2001, Mr. Cappuccio was Senior Vice President and General Counsel at America Online. Before joining AOL, Mr. Cappuccio was a partner at the Washington, D.C., office of Kirkland & Ellis, one of the world's premier litigation and transactional law firms, where he specialized in telecommunications law, appellate litigation and negotiation with government agencies. From 1991 until 1993, Mr. Cappuccio was Associate Deputy Attorney General at the United States Department of Justice, where he advised Attorney General William P. Barr on matters relating to judicial selection, civil litigation, antitrust and civil rights. Prior to his service at the Justice Department, Mr. Cappuccio served as a law clerk at the Supreme Court of the United States and as a law clerk to Judge Alex Kozinski of the United States Court of Appeals for the Ninth Circuit in Pasadena, California. He is a 1986 graduate of Harvard Law School and a 1983 graduate of Georgetown University. Mr. Cappuccio, as general counsel of a global media company, brings significant large public company experience to our Board, including transactional and corporate governance expertise.

Michael Del Nin, 41, has served as a Director since October 2009. Mr. Del Nin is the Senior Vice President of International and Corporate Strategy at Time Warner Inc., in which capacity he helps drive Time Warner Inc.’s global strategy and business development initiatives, with a particular focus on international operations and investments. Previously, Mr. Del Nin was the Senior Vice President responsible for Mergers and Acquisitions. Prior to joining Time Warner Inc., Mr. Del Nin was Senior Vice President, Business Development, at New Line Cinema. In that role Mr. Del Nin analyzed the economics of the studio’s film and television projects while helping to develop and implement New Line’s long-term business plan. Prior to joining New Line Cinema, Mr. Del Nin was an investment banker in the Media and Entertainment Group at Salomon Smith Barney in New York. Mr. Del Nin also serves as a Director of Content Guard. Mr. Del Nin holds degrees from the University of New South Wales in Sydney, Australia and Bocconi University in Milan, Italy. Mr. Del Nin brings to our Board his expertise in strategic and business development in the media industry.

Charles R. Frank, Jr., 75, served as a Director from 2001 until July 2009 and from March 2010 to the present.  From July 2009 through February 2010, Mr. Frank served as interim Chief Financial Officer of the Company. Mr. Frank currently serves as a non-executive member of the Board of Arcelor Mittal Steel Galati, the Romanian subsidiary of Arcelor Mittal Steel Company N.V.  He is a member of the Investment Committee of the Darby Converging Europe Mezzanine Fund, and a member of the Advisory Committee of the Sigma-Bleyzer Growth Fund IV.  From 1997 to 2001, Mr. Frank was First Vice President and twice acting President of the European Bank for Reconstruction and Development, which makes debt and equity investments in Central and Eastern Europe and the former Soviet Union. From 1988 to 1997, Mr. Frank was a Managing Director of the Structured Finance Group at GE Capital (a financial services company) and a Vice President of GE Capital Services.  Mr. Frank served as Chief Executive Officer of Frank and Company from 1987 to 1988, and Vice President of Salomon Brothers from 1978 until 1987.  Mr. Frank has held senior academic and government positions, including Deputy Assistant Secretary of State and Chief Economist at the U.S. Department of State, Senior Fellow at the Brookings Institution, Professor of Economics and International Affairs at Princeton University, and Assistant Professor of Economics at Yale University.  Mr. Frank graduated from Rensselaer Polytechnic Institute with a B.S. in mathematics and economics before completing a Ph.D. in economics at Princeton University. Mr. Frank brings to the Board 32 years’ experience in the financial services industry, including 13 years relating to Central and Eastern Europe, as well as notable senior management experience.

Alfred W. Langer, 61, has served as a Director since 2000.  Mr. Langer currently serves as a consultant to a number of privately held companies, primarily in Germany, in the areas of mergers and acquisitions, structured financing and organizational matters.  From July 2001 until June 2002, Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company.  From October 1999 until May 2001, Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company.  From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company.  From October 1994 until July 1997, Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers.  From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company.  Mr. Langer received an M.B.A. degree from the University GH Siegen. Mr. Langer brings to our Board and Board committees substantial financial and financial reporting expertise.

Fred Langhammer, 68, has served as a Director since December 2009. Mr. Langhammer is Chairman, Global Affairs of Estée Lauder. He joined Estée Lauder in 1975 and held a variety of executive roles, including Chief Executive Officer from 1999 to 2004 and President and Chief Operating Officer from 1995 to 1999. Mr. Langhammer serves on the Board of the Walt Disney Company. Mr. Langhammer served on the Board of AIG from 2006 to 2008 and on the Board of Shinsei Bank from 2005 to 2008. Mr. Langhammer is also a senior fellow of the Foreign Policy Association. In June 2004, Mr. Langhammer received the Officer's Cross of the Order of Merit of the Federal Republic of Germany. In 2001, Mr. Langhammer received the Marco Polo Award from the China Foundation for International Exchanges in Beijing. Mr. Langhammer also received the Foreign Policy Association's Global Social Responsibility Award on behalf of Estée Lauder and was honored by the International Center in New York. Mr. Langhammer brings to the Board extensive executive management experience, as well as unique insights resulting from his service on the board of a large public media company.

Bruce Maggin, 68, has served as a Director since 2002. Mr. Maggin has served, since its inception, as Managing Partner and Principal of the H.A.M Media Group, LLC, an international investment and advisory firm he founded in 1997 that specializes in the entertainment and communications industries.  Until 2009, he also served as Executive Vice President and Secretary of Media and Entertainment Holdings, Inc. and was a Director of the company from 2005 until 2007. From 1999 to 2002, Mr. Maggin served as Chief Executive Officer of TDN Media, Inc., a joint venture between Thomson Multimedia, NBC Television and Gemstar-TV Guide International that sold advertising on proprietary interactive television platforms.  Prior to that, Mr. Maggin had a long career with Capital Cities/ABC serving in a variety of financial and operational roles culminating as Head of the Multimedia Group, one of the company’s five operating divisions. He also represented Capital Cities/ABC on the Board  of Directors of several companies, including ESPN, Lifetime Cable Television and In-Store Advertising, among others. Mr. Maggin has been a Director of PVH Corp. since 1987 and Chairman of its Audit Committee since 1997. Mr. Maggin is a member of the Board of Trustees of Lafayette College, from which he received a B.A. degree. He also earned J.D. and M.B.A. degrees from Cornell University. Mr. Maggin’s qualifications to serve on our Board and Board committees include his long career as a corporate financial executive, chief operating officer and private investor in the media industry, as well as his service as a director of several companies and chairman of the audit and compensation committees of several publicly-traded companies.

Parm Sandhu, 43, has served as a Director since September 2009. In 2010, Mr. Sandhu founded Tamita Consulting (UK) LLP, which provides advisory services to financial investors in the technology, media and communications sector. He served as Chief Executive Officer of Unitymedia, Europe’s third largest cable operator, from 2003 to January 2010. Prior to that, Mr. Sandhu was a Finance Director with Liberty Media International, where he pursued numerous strategic acquisitions and held a number of senior finance and strategy positions during his six years with Telewest Communications plc. Before entering the technology, media and telecommunications sector, Mr. Sandhu worked at PricewaterhouseCoopers in London, where he qualified as a Chartered Accountant. He is a graduate of Cambridge University and holds a first class MA Honours degree in Mathematics. Mr. Sandhu brings to the Board and Audit Committee significant executive management experience in the European media and telecoms sector and considerable expertise in the cable industry, as well as extensive knowledge of financial and accounting matters.

Adrian Sarbu, 56, was appointed as a Director in December 2009 and as President and CEO in July 2009. Prior to that, he served as President and Chief Operating Officer (“COO”) from January 2009 and as COO from October 2007.  From February 2006 until October 2007, Mr. Sarbu was Regional Director of our operations in Central and Eastern Europe. Mr. Sarbu was General Director and President of the Board of Pro TV S.A. in Romania from 1995, when this channel, the first of our Romanian operations, was launched, until 2009.  Mr. Sarbu was also a shareholder in Pro TV S.A. from its launch until May 2010, when the Company acquired his remaining ownership interests.  In 1990, Mr. Sarbu founded the Media Pro Group, from which the Company acquired the Media Pro Entertainment business in December 2009.  Five companies in which Mr. Sarbu directly or indirectly held a controlling interest are or have been in involuntary bankruptcy proceedings initiated in 2001 (Video Vision International S.R.L.), 2002 (Alfa Serv S.R.L.), 2004 (Media Com 95 S.R.L.), 2005 (Agentia de Drepturi Sportive) and 2010 (Compania de Constructii Bucuresti S.A.).  The proceedings with respect to Alfa Serv were completed in 2009; the proceedings with respect to Video Vision International, Media Com 95 and Agentia de Drepturi Sportive were each completed in 2008. In 1997, Mr. Sarbu established a charitable foundation named Fundatia Pro that is focused on education. Its projects include the launching and management of The Media University in 1999, which offers students the opportunity to study journalism and other media-related disciplines. Involuntary bankruptcy proceedings were initiated against Fundatia Pro in 2011. Mr. Sarbu was a film director until 1989.  He received his university degree from the Academy of Cinema and Theatre, currently named The National University of Theatrical and Cinematography Arts “Ion Luca Caragiale”. Mr. Sarbu brings a wealth of knowledge and experience to the Board, including twenty years in the media industry in Central and Eastern Europe and more than 15 years with the Company. As President and CEO of the Company, Mr. Sarbu provides the Board with information and insight based on his direct involvement in and management of the Company’s operations.

Duco Sickinghe, 54, has served as a Director since October 2008. He is the Chief Executive Officer and Managing Director of Telenet Group Holding N.V. (“Telenet”), the Flemish cable operator. Mr. Sickinghe has worked in the technology and media industries for over 22 years, and began his career in finance with Hewlett-Packard at its European headquarters in Switzerland in 1987. In 1987, Mr. Sickinghe moved to Germany to head up Hewlett-Packard's LaserJet product line for Europe, and in 1989 became the company's Channel Development Manager for Europe. In 1991, Mr. Sickinghe joined NeXT Computer as Vice President Marketing, then as General Manager France. Mr. Sickinghe was a co-founder of Software Direct in 1994 and served as its Chief Executive Officer until 1997. Software Direct later became a joint venture with Hachette Distributions Services. Mr. Sickinghe joined Wolter-Kluwer Professional Publishing in 1997 and, as General Manager of Kluwer Publishing in The Netherlands, oversaw its transition to electronic media and reengineered the company’s traditional business. In early 2001, he joined Cable Partners Europe and was appointed as Chief Executive Officer of Telenet in the summer of 2001. Mr. Sickinghe is also a member of the Board of Directors of Zenitel N.V. (Belgium). Mr. Sickinghe holds a Dutch Master’s Degree in law and an M.B.A. from Columbia University. Mr. Sickinghe’s qualifications for our Board include his experience as a principal executive officer of a number of technology companies and his knowledge of the complex financial and operational issues facing technology and media companies.

Kelli Turner, 41, has served as a director since May 2011. She is Chief Operating Officer, Chief Financial Officer and Executive Vice President of RSL Management Corporation and President of RSL Investments Corporation, entities that are controlled by Ronald Lauder.  Ms. Turner previously was Chief Financial Officer and Executive Vice President of Martha Stewart Living Omnimedia, Inc. (“MSLO”) from 2009 to 2011, where she was responsible for all aspects of the company’s financial operations, while working closely with the executive team in shaping MSLO’s business strategy and capital allocation process. She also had oversight responsibility for financial planning, treasury, financial compliance and reporting, and investor relations, as well as key administrative functions. A lawyer and a CPA with significant experience in the media industry, Ms. Turner joined MSLO from Time Warner Inc. in 2009, where she held the position of Senior Vice President, Operations in the Office of the Chairman and CEO. Prior to that, she served as SVP, Business Development for New Line Cinema from 2006 to 2007 after having served as Time Warner Inc.’s Vice President, Investor Relations from 2004 to 2006. Ms. Turner worked in investment banking for many years with positions at Allen & Company and Salomon Smith Barney prior to joining Time Warner Inc. Early in her career, she also gained tax and audit experience as a registered CPA at Ernst & Young, LLP. Ms. Turner received her undergraduate business degree and her law degree from The University of Michigan. Ms. Turner brings to our Board a strong financial and business background in the media industry.

Eric Zinterhofer, 40, has served as a Director since 2004.  In 2010, Mr. Zinterhofer founded Searchlight Capital Partners, LLC, a private equity firm. Previously, he served as a senior partner at Apollo Management, L.P. and was with Apollo from 1998 until May 2010.  Mr. Zinterhofer is the non-executive chairman of Charter Communications, Inc., where he also serves on the Compensation Committee, and is a director of Dish TV India Ltd.  In the past five years, Mr. Zinterhofer has served as a director of iPCS, Inc. (2005 to 2009), Unity Media SCA (2005 to 2010) and Affinion Group, Inc. (2005 to 2010).  From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co.  From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management.  Mr. Zinterhofer graduated cum laude from the University of Pennsylvania with B.A. degrees in Honors Economics and European History and received an M.B.A. from the Harvard Business School. Mr. Zinterhofer’s father-in-law, Ronald Lauder, is the Company’s non-executive Chairman. Mr. Zinterhofer brings to the Board significant experience making and managing private equity investments and has over 14 years’ experience financing, analyzing and investing in public and private companies, including companies in the media sector.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director other than Paul T. Cappuccio and Michael Del Nin, who were nominated by Time Warner Inc. pursuant to the terms of an investor rights agreement among the Company, Ronald Lauder, certain parties related to Ronald Lauder and Time Warner Media Holdings B.V.

Corporate Governance and Board of Directors Matters

We abide by the corporate governance principles outlined below to ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and that the interests of the Board of Directors and management are aligned with those of shareholders.

On an annual basis, directors and executive officers complete questionnaires that are used to establish the independence of independent directors, to confirm the qualifications of the members of our Audit Committee and to disclose any transaction with us or our subsidiaries in which a director or executive officer (or any member of his or her immediate family) has a direct or indirect material interest.

Codes of Conduct

In 2011, the Board of Directors adopted new codes of conduct applicable to employees and directors. These new policies reinforce the importance of intergrity and ethical conduct in our business, reflect the more robust policy framework that now exists within the Company and clarify the procedures for handling whistleblower complaints and other concerns. The Standards of Business Conduct applies to the Company’s employees, including any employee directors, and sets forth policies pertaining to employee conduct in the workplace, including the accuracy of books, records and financial statements, insider trading, electronic communications and information security,  confidentiality, conflicts of interest, anti-bribery and competition laws. The Standards of Business Conduct also includes information on how employees may report whistleblower complaints or raise concerns regarding questionable conduct or policy violations and provides for the anonymous, confidential submission by employees or others of any complaints or concerns about us or our accounting, internal accounting controls or auditing matters. The Standards of Business Conduct prohibits retaliation against employees who avail themselves of the policy. Failure to observe the terms of the Standards of Business Conduct can result in disciplinary action (including termination of employment).

The Company also has a Code of Conduct for Non-Employee Directors, which assists the Company’s non-employee directors in fulfilling their fiduciary and other duties to the Company. In addition to affirming the directors’ obligations to act ethically and honestly, the code also addresses conflicts of interest, compliance with applicable laws and confidentiality.

Both the Standards of Business Conduct and the Code of Conduct for Non-Employee Directors are available on our website at www.cme.net. They are also available in print to any shareholder upon request.

Audit Committee

The Audit Committee is composed of Messrs. Langer (Chairman), Sandhu and Sickinghe.  The current members of the Audit Committee satisfy the independence and expertise requirements set forth in the NASDAQ Marketplace Rules.  In addition, the Board has determined that Messrs. Langer and Sandhu each qualify as “audit committee financial experts”.  The responsibilities of the Audit Committee include (i) selecting and overseeing the independent registered public accounting firm to be retained by us;  (ii) approving the engagement of the independent registered public accounting firm for audit, audit-related, tax-related and other services; (iii) reviewing with the independent registered public accounting firm the scope and results of these engagements; (iv) overseeing our financial reporting activities and internal controls and procedures and reviewing the risk register with management; (v) reviewing complaints under the Standards of Business Conduct relating to accounting, internal accounting controls or auditing matters; and (vi) conducting other reviews relating to compliance by us and our employees with our policies and any applicable laws. During the fiscal year ended December 31, 2011, the Audit Committee met on eight occasions.

The Audit Committee acts under a written charter first adopted and approved by the Board of Directors in June 2000.  An amended and restated Audit Committee charter was subsequently adopted by the Board of Directors on November 20, 2002 and amended March 27, 2003, April 6, 2004, February 2, 2006, February 14, 2007 and December 12, 2011.  The Audit Committee charter is available on our website at www.cme.net. It is also available in print to any shareholder on request.

Executive Officers

Set forth below is certain information describing our executive officers, including Named Executive Officers (as defined in the Compensation Discussion and Analysis section). The term of office of such officers, unless otherwise set forth in an employment agreement, is at the discretion of the Board of Directors and/or the Chief Executive Officer. Biographical information for Adrian Sarbu, our President and CEO, may be found under “Director Nominees” above.

Andrei Boncea, 40, served as Senior Vice President of the Company’s content division, Media Pro Entertainment, from its acquisition in December 2009 until January  20, 2012. From January 20, 2012, Mr. Boncea serves as the Company’s Head of Content. From 1999 until October 2011, Mr. Boncea also served as Chief Executive Officer of Media Pro Pictures S.A., a film and television production company that we acquired in December 2009.  Mr. Boncea joined the Media Pro group of companies in 1993, initially as a reporter for MediaFax S.A., a Romanian news agency, and subsequently as news director at Channel 31 (now Pro TV S.A., the operating company for our channels in Romania). Mr. Boncea served as Head of Production at Pro TV S.A. from 1995 to 1997 and Head of Programs and Production from 1997 to 1999. Mr. Boncea began his career as a reporter for the newspaper Realitatea Romaneasca in 1992. As a result of his new position, Mr. Boncea is no longer deemed an executive officer of the Company.

Anthony Chhoy, 34, has served as Executive Vice President - Strategic Planning and Operations of the Company since December 2010 and is responsible for the Company’s strategic planning and for managing the Company’s operating divisions. From July 2009, Mr. Chhoy served as Senior Vice President - Strategic Planning and Operations and was responsible, with the senior vice presidents of each division of the Company, for ensuring an efficient and effective transition of the Company from a broadcaster to an integrated media company. He joined the Company in 2005 as an M&A Project Manager and  served as Head of Financial Planning and Analysis from August 2006 until December 2007 and as Head of Planning and Business Development from January 2008 until June 2009. Prior to joining the Company, Mr. Chhoy worked for Ernst & Young in London, managing a number of complex and large advisory projects. He obtained his qualification as a Chartered Accountant while at Arthur Andersen in Adelaide, Australia from 1999 to 2002.

Oliver Meister, 39, has served as the Company’s Vice President - Head of Corporate Affairs since June 2009.  He has responsibility for overseeing and coordinating decision-making at an operational level throughout the Company’s operations and specific responsibilities for human resources and administration. He is also responsible for managing our operating company-level legal teams regarding non-corporate issues.  Mr. Meister joined the Company as Counsel in 2000 and served as Head of Business Affairs from 2008 to 2009. He also serves on the board of directors of a number of our subsidiaries and plays a key role in strategic decisions at the operating company level.  Prior to joining the Company, Mr. Meister trained and later worked as a solicitor at Clifford Chance and Taylor Wessing in London, Budapest and Bucharest. He graduated with a degree in Law with a concentration in European Law from Leeds and Leiden Universities and qualified as a solicitor of England and Wales in 1998.

Daniel Penn, 46, joined the Company in 2002 and has served as General Counsel and Company Secretary since 2004. Mr. Penn was named an Executive Vice President of the Company in February 2010. Prior to joining the Company, he served as General Counsel and Head of Developments/Business Affairs in an internet publishing business and in a multinational telecommunications company. He began his career in private practice with Mayer Brown, where he worked in their offices in New York, London and Tashkent, Uzbekistan. Mr. Penn graduated from Princeton University with a B.A. from the Woodrow Wilson School of Public and International Affairs and a Certificate of Achievement in Russian Studies. He received a J.D. from the Columbia University School of Law, where he served as Editor-in-Chief of the Columbia Law Review.

David Sach, 51, has served as Executive Vice President and Chief Financial Officer since March 2010. Prior to joining the Company, Mr. Sach served as Chief Financial Officer for Clearwire Corporation, a NASDAQ listed company, from February to September 2009. From 2005 to 2008, Mr. Sach was Chief Financial Officer for Millicom International Cellular SA. With an extensive international financial background, Mr. Sach held several senior finance roles at Equant N.V., EMI Group PLC and Thomson Professional Publishing from 1993 to 2005. Mr. Sach began his career with PricewaterhouseCoopers in New York. He holds a B.S. in Accounting from State University of New York at Albany, and is a Certified Public Accountant.

Ciprian Stancu, 33, has served as the Company’s Head of Sales since September 2011. Mr. Stancu joined Pro TV S.A. as a sales executive  in January 2001.  From January 2002 until March 2006, he served as a sales manager for the Company’s Acasa channel, following which he was the Head of TV Sales for the Company’s Romanian operations. From January 2009 to April 2010, Mr. Stancu also served as a sales consultant for the Company’s operations in Ukraine, and from September 2010 to September 2011 as a sales consultant for the Company’s Media Pro Entertainment and New Media divisions.

David Sturgeon, 42, has served as the Company’s Deputy Chief Financial Officer since July 2009.  He has responsibility for directing the Company’s central financial reporting, tax and accounting activities as well as management and oversight over the Company’s country finance operations. Mr. Sturgeon also serves as Chief Financial Officer of the Company’s broadcast division, and sits on the board of directors of our main operating subsidiaries.   Mr. Sturgeon joined the Company as Group Financial Controller in 2005, prior to which he was with Equant N.V., where he served as Head of Corporate Accounting from 2002.  From 1990 to 2002, Mr. Sturgeon was a member of Arthur Andersen’s Technology, Media and Communications practice, advising clients primarily in the areas of financial reporting and control, corporate finance and capital markets transactions.  Mr. Sturgeon graduated from Oxford University with an M.A. in Philosophy, Politics and Economics and is a Chartered Accountant.

Mark Wyllie, 48, joined the Company as Finance Director in September 2000. In 2001 he became a Vice President of the Company and has served as Vice President - Corporate Finance since 2005. Mr. Wyllie, a Chartered Certified Accountant, served in various finance roles within United Biscuits from September 1988 until July 2000. In 1998, Mr. Wyllie was Finance Director at United Biscuits for Asia and Central and Eastern Europe in charge of operations in Poland, Hungary and Romania as well as the Far East. From 1986 to 1988 he served as a Consultant with Metapraxis Ltd., a small, financially-oriented software consultancy. Mr. Wyllie received his B.A. honors degree in Engineering Science, Economics and Management from Oxford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports (“Section 16 Reports”) with the SEC with respect to ownership and changes in ownership of shares of our common stock and other equity securities. Based solely on our review of the Section 16 Reports furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements under Section 16(a) applicable to our officers, directors and greater than 10%  beneficial owners were complied with on a timely basis.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Philosophy and Objectives of Compensation Programs

General Philosophy

We believe the total compensation of our executive officers should support the following objectives:

•
Attract and retain executives with the experience and expertise to drive us to achieve our objectives.  This means that we provide significant compensation opportunities to executives who are able to deliver competitive results.

•
Reward executives for creating shareholder value.  This means that our long-term incentive programs are equity-based and that these equity-based programs represent a significant percentage of the total compensation opportunity for our executives.

•
Create a mix of short-term and long-term compensation to achieve a balance between current income and long-term incentive opportunities that promote attention to both annual and multi-year business objectives without encouraging unnecessary or excessive risk-taking.  The mix between short-term and long-term is also designed to reflect the roles and responsibilities of the individual.  This means that senior executives have a higher percentage of their total potential compensation tied to variable (versus fixed) pay.

•
Create a strong culture that rewards results.  This means that incentive plans reward the achievement of specific financial and operating performance goals of the Company and individual performance through the use of specific personal goals and objectives.

•
Ensure compensation is appropriate in light of our profile, strategy and anticipated performance.  This means that while the Compensation Committee considers competitive practice in its decision-making, it places significant emphasis on our specific strategy and performance in the ultimate determination of compensation decisions.

Compensation Design and Elements of Compensation

Our executive compensation program consists of the following components:

Base Salary

Salary levels for each of our Named Executive Officers are set in their employment agreements.  The Compensation Committee may review these salary levels each year to determine whether any adjustment is appropriate except in the case of the President and CEO, who is entitled to an increase in his base salary based on the trading price of our shares (as described in the text following the Summary Compensation Table below).  Key considerations in establishing base salary levels and any increases include the overall level of responsibility of a given Named Executive Officer; the importance of the role; the experience, expertise and specific performance of the individual; and the general financial performance of the Company.

Following the financial crisis that began at the end of 2008, the markets in the which the Company operates fell into recession and their television advertising markets contracted significantly in response to sharply reduced consumer demand. While the economies in which the Company operates returned to modest growth overall in 2011 (measured in terms of real GDP), the television advertising markets in these economies continued to decline year-on-year during the first half of 2011 as advertisers maintained reduced rates of spending in light of continued depressed consumer demand. The Company’s television advertising markets ended flat in the aggregate in 2011 compared to 2010. In light of the prolonged period during which this challenging operating environment has continued, the Compensation Committee has not approved any base salary increases for any Named Executive Officer during 2009, 2010 or 2011 while they were serving in that capacity (other than for the President and CEO in July 2009 and the EVP – Strategic Planning and Operations in December 2010 in connection with their  appointments to those roles). We consider the base salary levels for each of our Named Executive Officers to be consistent with the considerations described above.

For our Named Executive Officers, base salaries for 2011 accounted for 45% of their total direct compensation. (Total direct compensation consists of base salary, bonus, non-equity incentive plan awards and annual option grant value.)  In 2011, our Named Executive Officers earned 42% of their total direct compensation from non-equity incentive plan awards or discretionary bonuses.

Annual Incentive Plans

In 2011, approximately 584 employees across the entire Company were eligible to earn annual incentives through various incentive plans.  Award opportunities vary by position and level in the organization. Targets for non-equity incentive opportunities for the Named Executive Officers generally range from 75% to 100% of base salary. The basis for non-equity incentive plan awards for the President and CEO and the other Named Executive Officers vary but are earned principally for the achievement of financial or operating performance goals.

Named Executive Officers are eligible to earn annual incentives pursuant to the management compensation policy adopted by the Compensation Committee in 2011 (the “Management Compensation Policy”).  Under the prior management compensation policy (the “2008 Senior Management Compensation Policy”), Named Executive Officers (other than the President and CEO) were generally eligible to earn non-equity incentive plan awards for the achievement of an annual OIBDA1 target.  In adopting the Management Compensation Policy, the Compensation Committee concluded that quantitative targets should be based on a mix of financial and operating performance goals designed to support the achievement of key objectives of the Company in the current challenging economic environment.

The Management Compensation Policy provides that annual non-equity incentive plan award targets for the higher levels of management will consist of quantitative targets based on a mix of financial or operating performance goals and qualitative targets based on individual objectives.  Specific quantitative targets are intended to correlate more closely with the role or responsibilities of the relevant member of management. Quantitative targets for the President and CEO are set by the Compensation Committee and for the remaining Named Executive Officers quantitative and qualitative targets are set by the President and CEO and recommended to the Compensation Committee. The split between the quantitative and qualitative elements also varies based on role and level of seniority.  For Named Executive Officers (other than the President and CEO), 70% of non-equity incentive plan awards may be earned for the achievement of quantitative targets and 30% may be earned for the achievement of qualitative targets. This approach is intended to hold Named Executive Officers accountable for both overall business and individual performance.

Long-Term Equity Incentive Program

Each year the Compensation Committee reviews and has approved annual option grants to a group of senior employees.   Annual grant levels are determined based on the individual’s position in the organization and include a number of other factors, including the role the individual plays in setting and achieving long-term company goals, the overall dilution represented by equity grants and the cost of such grants as reflected in our financial statements. Long-term incentives, assuming stable or improving general economic conditions, are the most effective way to link the interests of management and shareholders, and to incentivize management to strive for continued shareholder value creation.  Therefore, stock options or other equity incentives are an integral part of the Company’s compensation programs.

1
OIBDA, which includes program rights amortization costs, is determined as operating income/(loss) before depreciation, amortization of intangible assets and impairment of assets. For a quantitative reconciliation of non-GAAP financial measures to the most directly comparable financial measurements in accordance with GAAP, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2011 CEO and Senior Management Non-equity Incentive Plan Targets and Awards

CEO Non-equity Incentive Plan Award Targets.   Non-equity incentive plan award targets and criteria for 2011 for the President and CEO were established by the Compensation Committee.   At the time the President and CEO was appointed in 2009,  the Compensation Committee set a multi-year non-equity incentive plan award target based on an OIBDA target that excluded our Bulgaria operations and our former Ukraine operations, which we disposed of in April 2010. The Compensation Committee believed this was appropriate in light of the severe impact the global economic recession was having on the economies of Central and Eastern Europe and the challenge of projecting the profitability of cash flow negative operations in Bulgaria and Ukraine within liquidity constraints faced by the Company. Under Mr. Sarbu’s employment agreement, the target amounts may be adjusted by the Compensation Committee in the event that the Company acquires additional operations that are considered core operations, the fundamental assumptions underlying the target amounts materially change (including assumptions in respect of exchange rates and general economic or advertising market growth rates) or the Company changes its functional currency.  In view of the disposal of the Company’s Ukrainian operations and the acquisition of the bTV group in Bulgaria in 2010 as well as the prolonged period during which the challenging operating environment in our markets has continued, the Compensation Committee concluded during the first quarter of 2011 that it was appropriate to set annual non-equity incentive plan award targets for the President and CEO to reflect key objectives for the Company’s business in 2011 – maintaining the Company’s leading market positions, controlling costs and promoting OIBDA growth and positive free cash flow.  The President and CEO was entitled to earn a non-equity incentive plan award for 2011 of up to $750,000 based on the achievement of financial and operating performance targets.  The targets consisted of Consolidated Budgeted OIBDA2, Direct Free Cash Flow2 as well as a target prime time audience share and advertising market share for each of the Company’s six Broadcasting operations.   Maximum amounts that could be earned were assigned to the specific financial and operating performance targets.

CEO Special Performance Awards. At the time Mr. Sarbu was appointed President and CEO in July 2009, the Compensation Committee also identified certain areas of the business for which it wished to incentivize Mr. Sarbu to achieve specific goals in order to address specific operating areas of the business.  The Compensation Committee established opportunities for the President and CEO to earn non-equity incentive plan awards for: (i) the completion of a transaction relating to the sale of our Ukraine operations, for which Mr. Sarbu was entitled to an award of $500,000; (ii) the refinancing of the senior debt of the Company due in 2012, 2013 and 2014, for which Mr. Sarbu is entitled to an award based on the amount of such debt refinanced, with the maximum amount of such award not to exceed $1,000,000 in the aggregate; (iii) the achievement of an aggregate OIBDA-target for the Company’s new media operations for the period from 2011 through 2013, for which Mr. Sarbu is entitled to an award equal to 5% of the amount by which the reported OIBDA of the new media division over such period exceeds $30 million, with the maximum amount of such award not to exceed $500,000; and (iv) the development of a succession planning tool endorsed by the Board of Directors, for which Mr. Sarbu is entitled to an award of $500,000.

2
“Consolidated Budgeted OIBDA” is equal to actual consolidated OIBDA for the Company, translated at exchange rates used in the Company’s 2011 budget and excluding stock-based compensation and other one-time items.  “Direct Free Cash Flow” is free cash flow translated at exchange rates used in the Company’s 2011 budget. Free cash flow includes cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment.   The purpose of the translation at constant exchange rates is to exclude the impact of exchange rate movements on internal performance targets.

Senior Management Non-equity Incentive Plan Award Targets.  Each Named Executive Officer has a target award amount for non-equity incentive plan compensation that is based on a percentage of base salary.  The target for each of the Chief Financial Officer, the EVP – Strategic Planning and Operations and the General Counsel is based on 100% of base salary and for the SVP – Content Division is based on 75% of base salary.

For purposes of determining the amount of non-equity incentive plan compensation that can be earned, each Named Executive Officer has a series of quantitative financial or operating performance targets (with a weighting of 70%) and qualitative individual performance targets (with a weighting of 30%).  Weightings are also assigned to targets within each such category and may vary by Named Executive Officer based on the number of performance targets and the relative importance assigned to each.

For 2011, the quantitative financial performance targets of the Chief Financial Officer consisted of Consolidated Budgeted OIBDA, Direct Free Cash Flow and Total Group Costs3 and qualitative individual performance targets included delivering high quality and timely information to support the Company’s operations,  improving the Company’s debt maturity profile, maintaining effective risk management and effective internal controls, and improving financial reporting systems and the capacity of the finance department. The Chief Financial Officer was entitled to earn a non-equity incentive plan award for 2011 of up to approximately $642,359 based on the achievement of these targets.

The quantitative financial and operating performance targets of the EVP – Strategic Planning and Operations were Consolidated Budgeted OIBDA, Direct Free Cash Flow, total revenues for the Broadcast operations together with advertising market shares for each of those operations, and  total costs for the Broadcasting operations together with average prime time audience shares for each of those operations and qualitative individual performance targets included implementing certain internal and external business development projects and maintaining and improving communication to ensure effective divisional performance and cross-divisional collaboration.  The EVP – Strategic Planning and Operations was entitled to earn a non-equity incentive plan award for 2011 of up to approximately $570,187 based on the achievement of these targets.

The quantitative financial and operating performance targets of the SVP – Content consisted of third party revenues, consolidated OIBDA and operating cash flow for the Media Pro Entertainment (“MPE”) division as well as average prime time audience shares delivered by MPE productions and qualitative individual performance goals included developing new fiction and reality and entertainment formats, overseeing the successful integration of any newly acquired businesses and improving communication and cooperation to ensure effective divisional performance.  The SVP – Content was entitled to earn a non-equity incentive plan award for 2011 of up to approximately $521,838 based on the achievement of these targets.

The qualitative financial performance targets of the General Counsel consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative individual performance targets included ensuring effective legal services are delivered in support of the Company’s operations and strategies, strengthening the capacity of the corporate legal department and ensuring the Company effectively fulfills its regulatory and compliance goals.  The General Counsel was entitled to earn a non-equity incentive plan award for 2011 of up to approximately $481,054 based on the achievement of these targets.

The financial and operating targets identified are consistent with key measures the Company uses to evaluate its performance on either a Company-wide or divisional basis and, where appropriate, have been tailored to the Named Executive Officer’s role.  The individual performance targets have been tailored to the Name Executive Officer’s role and were designed to support the achievement of the Company’s strategic objectives.

3	“Total Group Costs” are costs charged in determining consolidated OIBDA.

Determining Awards.   The achievement of financial and operating performance targets are measured against the results delivered by the Company in respect of such targets for 2011, translated where appropriate at exchange rates used in the Company’s 2011 budget.  Budgeted exchange rates are applied in order to exclude the impact of foreign exchange movements on performance.  The achievement of individual performance targets are based on self-assessments by the Named Executive Officer that are reviewed by the President and CEO before he makes a recommendation to the Compensation Committee.

While performance targets form the basis for awarding non-equity incentive plan compensation, the Compensation Committee believes that judgment is also an important factor and the Compensation Committee can exercise discretion in determining awards. This is particularly relevant following the onset of the financial crisis in the economies of Central and Eastern Europe in late 2008.  The prolonged period over which advertising spending contracted continued through 2010 and into 2011. Advertising spending ended flat in 2011 as compared to 2010 as levels of advertising spending remained low in response to reduced consumer demand. The effect of that operating environment together with the impact of unforeseen macroeconomic events, such as the Eurozone sovereign debt crisis, have made forecasting and budgeting much more challenging. Accordingly, the Compensation Committee takes factors such as these into consideration and may reasonably determine ranges or absolute numbers above or below which awards may be earned in respect of specific performance targets. In addition, the Compensation Committee may also award discretionary bonuses or establish other performance criteria for purposes of creating additional incentives for the achievement of specific objectives in addition to the annual incentive plans.

2011 CEO and Senior Management Awards

For 2011, the Company delivered a very strong financial and operating performance despite the difficult economic environment in the markets of Central and Eastern Europe during the year, where the impact of the global financial and economic crisis has continued and has been exacerbated by the Eurozone sovereign debt crisis.  The following achievements were particularly noteworthy:

o	Revenues increased by 17.3% to $864.8 million;

o	OIBDA increased by 55.6% to $167.0 million as the Company succeeded in keeping its costs broadly the same in 2011 compared to 2010 on a constant currency basis;

o	The Company reported free cash flow of $(3.5) million compared to $(95.5) million reported for 2010;

o	The Company successfully rescheduled $261 million of its indebtedness and improved its maturity profile;

o	The Company’s Broadcast division maintained or strengthened its leading positions in terms of audience and advertising share while rigorously managing of costs;

o	The Company’s Media Pro Entertainment division increased its third party revenues to 40% of total MPE revenues from 25% in 2010.

The Company substantially accomplished all of its strategic goals in 2011.  Flat  television advertising spending had an impact on the Company’s ability to generate significant additional revenues from its Broadcasting operations; nevertheless, the Company succeeded in achieving higher revenues and a significant improvement in OIBDA in 2011 compared to 2010, maintaining or improving the leading positions of its Broadcast operations and expanding the MPE business, while continuing to control costs. Free cash flow, which improved significantly compared to 2010, was affected in part by the higher cash interest costs resulting from the improvement in the Company’s debt maturity profile through the successful refinancing of a portion of the Company’s senior convertible notes.

CEO Non-equity Incentive Plan Awards.  The Consolidated Budgeted OIBDA target for the President and CEO was $156 million and the target for Direct Free Cash Flow was greater than zero.  The operating performance targets were based on achieving audience share or advertising market share targets for each of the Company’s six Broadcast operations.  The Compensation Committee determined that the President and CEO earned a non-equity incentive plan award of $720,000 for 2011 because the OIBDA target was exceeded, the operating performance targets were substantially met and the Direct Free Cash Flow, while lower than target, represented a dramatic improvement over 2010 in challenging economic conditions.  The Compensation Committee also determined to award the President and CEO a discretionary bonus of $320,000 in recognition of his effective leadership in delivering on the Company’s key strategic objectives, delivering financial performance substantially in line with or better than budget and providing strategic direction regarding the development of the Media Pro Entertainment division, including the acquisition of Bontonfilm a.s., a film, home entertainment, digital rights and entertainment company in the Czech Republic and Slovak Republic, and the launch of the Voyo platform for the New Media division, which are important elements of the Company’s one content-multiple distribution strategy.

The President and CEO also earned a Special Performance Award of $500,000 for development and implementation of a succession planning tool to identify and develop key management in the Company, as well as a Special Performance Award of $261,034 in connection with the refinancing a portion of the Company’s outstanding indebtedness.

Senior Management Non-equity Incentive Plan Awards.  The Consolidated Budgeted OIBDA target for the Named Executive Officers (other than the SVP-Content) was $156 million and  the Direct Free Cash Flow was greater than zero. In addition, the Total Group Costs target for the CFO was  $676.7 million; the Broadcast operations revenue target for  the EVP Strategic Planning & Operations was $752.1 million and the Broadcast operations costs target was $551.9 million.  For the SVP – Content, the MPE OIBDA target was $0.8 million, the MPE operating free cash flow target was $(3.7) million and the third party revenue target was $64.7 million.  The operating performance targets were based either on achieving average prime time  audience share or advertising market share targets across the Company’s six Broadcast operations or target audience share for certain MPE productions used by the Broadcast operations, as set forth in the Company’s 2011 budget.

The CFO earned a non-equity incentive plan award of $603,800, which represents 94%  of his target award opportunity. In determining this award, the Compensation Committee concluded that the quantitative financial performance targets (weighted 70%) had been substantially achieved because the Consolidated Budgeted OIBDA and Total Group Costs targets were exceeded and actual Direct Free Cash Flow, while slightly lower than target, represented a dramatic improvement over 2010 in challenging economic conditions, and that the qualitative individual performance targets (weighted 30%) had been achieved in view of his performance, which included a series of refinancings that extended the Company’s debt maturities, the initial implementation of a new financial reporting software tool, the reorganization of the internal audit function and the strengthening of his department to improve the quality of internal reporting.

The EVP - Strategic Planning and Operations earned a non-equity incentive plan award of $558,800, which represents 98% of his target award opportunity.  In determining this award, the Compensation Committee concluded that the quantitative financial and operating performance targets (weighted 70%) had been substantially achieved because the Consolidated Budgeted OIBDA target was exceeded, the combined average audience shares and Broadcasting operations cost target was achieved, the combined advertising market shares and Broadcasting operations revenue results were substantially achieved and actual Direct Free Cash Flow, while slightly lower than target, represented a dramatic improvement over 2010 in challenging economic conditions, and that the qualitative individual performance targets (weighted 30%) had been achieved in view of his performance, which included implementing cost control measures and reviews across the Broadcast and New Media operations, overseeing the integration of Bontonfilm a.s., the launch of new niche channels and the effective development and strengthening of his team.

The SVP - Content earned a non-equity incentive plan award of $483,700, which represents 93% of his target award opportunity.  In determining this award, the Compensation Committee concluded that the financial and operating performance targets (weighted 70%) had been substantially achieved because the MPE OIBDA target was exceeded, the third party revenue target for MPE was substantially achieved and represented a significant improvement compared to 2010 and the MPE operating cash flow target was less than target, and that the individual performance targets (weighted 30%) had been achieved in view of his performance, which included the development of a successful new fiction format and a reality and entertainment format for the Broadcasting division, and the implementation of measures to motivate the MPE division.

The General Counsel earned a non-equity incentive plan award of $447,400, which represents 93% of his target award opportunity. In determining this award, the Compensation Committee concluded that the financial and operating performance targets (weighted 70%) had been substantially achieved because the Consolidated Budgeted OIBDA target was exceeded and actual Direct Free Cash Flow, while lower than target, represented a dramatic improvement over 2010 in challenging economic conditions, and that the individual performance targets (weighted 30%) had been achieved in view of his performance, which included providing effective advice to the President and CEO, the Board and its committees on a number of significant legal and strategic issues for the Company, developing a new Standards of Business Conduct and Code of Conduct for Non-employee Directors, providing advice and assistance with respect to compliance and regulatory matters,  the completion of a number of strategic transactions for the Company, and strengthening the capacity of his department.

Long-Term Equity Awards

In 2011, 45 employees, including the Named Executive Officers, received option awards.  The dates and values of the grants to Named Executive Officers are included in the Grants of Plan-Based Awards table below.  As described below under “Equity Granting Policy”, the Compensation Committee approves all option grants to Named Executive Officers and other employees and the exercise price of all grants is equal to the fair market value of our shares on the date of grant.  Other than the grants in May 2009, options to employees are currently granted with a life of eight years (ten years prior to 2007) and vest over four years.  The grants made in May 2009 vest over two years and have a life of six years.

Other Compensation Practices and Policies

Executive Compensation Recoupment

The Company has a policy that permits the Compensation Committee to seek recovery of payments of incentive plan compensation awards and bonuses of Named Executive Officers and certain other covered senior executives if the Company is required to restate is financial statements (other than due to a change in accounting rules) or if the performance results leading to a payment of incentive compensation are subject to a material downward adjustment.  For purposes of this policy, payment of incentive compensation include awards of equity compensation under the Stock Incentive Plan.  Under this policy, the Compensation Committee has discretion to determine what action it believes is appropriate, which may include recovery or cancellation of incentive payments, and may consider a number of factors in determining whether to seek recovery, including the degree of responsibility of a covered executive, the amount of excess compensation paid, the costs associated with recovery of compensation, applicable law and other actions the Company or third parties have taken.

Stock Ownership Guidelines

We encourage stock ownership by executives and directors but do not have formal stock ownership guidelines.

Severance

As is customary in our markets, all of our Named Executive Officers have employment agreements with us or one of our subsidiaries and these agreements provide for compensation in the event of involuntary termination.  These termination payments, which are typically defined by local practice and are generally derived from the notice period or term of the relevant employment agreement, were negotiated between us and each Named Executive Officer individually and do not conform to a single policy.  The basis for and value of these termination payments is further described and quantified under “Potential Payments Upon Termination or Change of Control” below.

Compensation and Management Consultants

During 2011, neither the Compensation Committee nor management engaged anyone to serve as an independent advisor on executive or director compensation matters or on programs and policies that are subject to the review or approval of the Compensation Committee.

Say-on-Pay Proposals

At the Company’s  2011 annual general meeting, shareholders voted on an advisory proposal as to the frequency with which the Company should conduct an advisory vote on executive compensation (a “say-on-pay proposal”). At that meeting, 93.2% of votes cast were in favor of holding such a vote once every three years and the Company intends to hold such vote every three years. In addition, at the 2011 annual general meeting, shareholders had an opportunity to vote on executive compensation as disclosed in the 2011 proxy statement. Of the votes cast on the say-on-pay proposal, 93.2% were voted in favor of the proposal. The Compensation Committee considered the results of the 2011 advisory vote and it believes that it affirms shareholders’ support of the Company’s approach to executive compensation. The Company will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for Named Executive Officers.

Role of Executives in Establishing Compensation

The President and CEO, the Chief Financial Officer, the General Counsel and other members of senior management have participated in the development and implementation of certain executive compensation programs, particularly the annual incentive and long-term equity incentive programs.  Once formulated, these programs are reviewed by our President and CEO and submitted to the Compensation Committee for its review and approval.  From time to time, certain executives, including the President and CEO, may be invited to attend meetings of the Compensation Committee to discuss Company compensation programs; in addition, the General Counsel may be invited to attend meetings in his capacity as Company Secretary.  While these executives may be asked to provide input and perspective, only Compensation Committee members vote on executive compensation matters.  These votes take place in executive session, when no members of management are in attendance.

Compensation Risk Assessment

In establishing and reviewing executive compensation, the Compensation Committee believes that executive compensation has been designed and allocated among base salary and short-term and long-term compensation in a manner that does not encourage excessive risk-taking by management that may harm the value of the Company, reward poor judgment or is reasonably likely to have a material adverse effect on the Company.

Base salaries are designed to be consistent with an executive’s responsibilities and to provide sufficient financial security as a proportion of total compensation so as not to promote unnecessary or excessive risk-taking when earning compensation under the Company’s incentive plans.

Historically, the Company’s non-equity incentive plan awards for senior management have been, in general, based on achieving annual OIBDA targets.  In 2011, non-equity incentive plan awards are based on achieving a number of annual quantitative and qualitative targets pursuant to the Management Compensation Policy. While this may encourage taking short-term risks at the expense of long-term performance, the Compensation Committee believes that a number of factors substantially mitigate such risk.   First, the Compensation Committee believes a rigorous annual budgeting process results in the establishment of annual targets that are based on a longer-term strategic vision for the Company and sustainable value creation.  Second, having a number of quantitative targets that serve different goals mitigates the risk that certain Company objectives will be achieved (e.g., significant audience share or market share) at the expense of others (e.g., controlling costs and generating positive free cash flow).  This encourages management to focus on sustained profitable revenue generation. Third, rewarding key senior executives on the basis of achieving Company-wide targets ensures that they are focused on the performance of the Company as a whole.  While rewarding division senior executives for divisional performance may result in risk taking, their targets have also been designed to serve different goals, which mitigates this possibility. Fourth, provisions in our Management Compensation Policy that permit senior executives to be rewarded for qualitative performance reasons can reduce the influence of formulae in the determination of quantitative performance awards. The Compensation Committee has also created the opportunity for the President and CEO to earn performance bonuses based on the achievement of specific multi-year goals that are designed to address either specific risks or to ensure specific actions are taken that the Compensation Committee believes are important to the business. Such multi-year performance targets for the President and CEO are intended to ensure that the principal executive of the Company remains focused on long-term value creation.

Under the Company’s equity incentive plans, the Compensation Committee also awards stock options to senior management and other senior employees.  As a general rule, equity awards to employees vest over a four-year period, which encourages grantees to focus on share price appreciation for an extended period of time.  Awards under the Company’s equity incentive plans, which constitute a significant portion of total compensation of our senior executives, create an incentive for long-term value creation, which can also act as a deterrent to short-term risk-taking.

The Compensation Committee continues to believe that an appropriate balance of compensation elements will support the achievement of competitive revenues and earnings in variable economic and industry conditions without undue risk.

Equity Granting Policy

Recognizing the importance of adhering to appropriate practices and procedures when granting equity awards, we formalized an equity granting policy in 2007 to memorialize the practices and processes we use in granting such awards. The policy establishes the following practices:

•	Decisions to award equity grants should only be taken during a period when trading in our shares is permitted in accordance with our Insider Trading Policy.
•
All grants to Section 16 officers, including grants to new hires, must be approved at a meeting of the Compensation Committee, including telephonic meetings, and may not occur through action by unanimous written consent.

•
The grant date of any equity award approved at a meeting of the Compensation Committee shall be the date of such meeting or, in connection with an anticipated hire or an award to be granted in several installments, a future date established by the Compensation Committee at such meeting, subject to employment commencing.

•	The exercise price for all option awards shall not be less than the closing price of our shares on the date of grant.

Impact of Tax and Accounting on Compensation Decisions

As a general matter, the Compensation Committee takes into consideration the various tax and accounting implications of compensation vehicles employed by us.  When determining amounts of long-term incentive compensation to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”), grants of stock options, restricted stock and restricted stock units permitted pursuant to the Stock Incentive Plan result in an accounting charge. The accounting charge is equal to the fair value of the number of instruments being issued that are expected to vest. For stock options, the cost is equal to the fair value of the option on the date of grant using a Black-Scholes option pricing model multiplied by the number of options that are expected to vest. For restricted stock, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares or units granted that are expected to vest. This expense is amortized over the requisite service or vesting period.

The Compensation Committee also considers the tax implications of its programs, both to us and to the participants.  It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard.  However, the Compensation Committee believes that compensation and benefits decisions should be primarily driven by the needs of the business rather than by tax policy.  Therefore, the Compensation Committee may make pay decisions that result in certain tax inefficiencies.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management, and based on our review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K/A for the year ended December 31, 2011.

Submitted by:

Herbert A. Granath
Fred Langhammer
Bruce Maggin

Members Of The Compensation committee

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer of the Company or of any of our subsidiaries, or had any relationship with us other than serving as a director. In addition, none of our executive officers served as a director or member of the compensation committee of any other entity one of whose executive officers serves as one of our directors or as a member of the Compensation Committee. None of the members of the Compensation Committee has any relationship that is required to be disclosed under this caption pursuant to SEC rules and regulations.

There were no interlocks or other relationships among our executive officers and directors that are required to be disclosed under applicable executive compensation disclosure requirements.

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company’s President and CEO, the Chief Financial Officer and each of the three other most highly compensated executive officers who served in such capacities on December 31, 2011 (collectively, the “Named Executive Officers”), for services rendered while such person was serving as a Named Executive Officer for our last three fiscal years. No stock awards or non-qualified deferred compensation was awarded to any employee in 2011, 2010 or 2009.

Amounts of salary, bonus and non-equity incentive plan compensation set forth in the Summary Compensation Table and the notes below earned by each Named Executive Officer in a currency other than U.S. dollars have been translated using the average exchange rate for 2011, 2010 or 2009, as applicable.

	Year	Salary ($)		Bonus ($)(1)	Option awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total Compensation ($)
Adrian Sarbu President and CEO	2011	1,800,000		320,000	-	1,481,034	127,022	(3)	3,728,056
	2010	1,800,000		900,000	2,236,500	500,000	117,383	(4)	5,553,883
	2009	1,550,000	(5)	-	1,931,346	348,517	71,674	(6)	3,901,537
David Sach Chief Financial Officer	2011	642,359		-	393,050	603,800	123,419	(7)	1,762,628
	2010	496,768		248,961	1,675,750	-	145,035	(8)	2,566,513
Anthony Chhoy Executive Vice President - Strategic Planning and Operations	2011	570,187		-	336,900	558,800	87,950	(9)	1,553,837
	2010	498,384	(10)	230,648	240,000	-	72,066	(11)	1,041,098
Andrei Boncea Senior Vice President – Content	2011	695,784		-	224,600	483,700	71,341	(12)	1,475,425
	2010	662,399	(13)	93,144	240,000	-	36,156	(14)	1,031,699
	2009	23,045		-	-	-	-		23,045
Daniel Penn General Counsel	2011	481,054		-	280,750	447,400	5,765	(15)	1,214,969

(1)  Information in respect of bonus awards and non-equity incentive plan awards is summarized below for each Named Executive Officer.
(2) These amounts reflect aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2011, 2010 and 2009 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of the aggregate grant date fair value are included in Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
(3) Represents approximately $8,677 for health insurance benefits, approximately $98,187 for overseas housing allowance, approximately $16,659 for travel costs (including ground transportation costs) and approximately $3,499 for tax return preparation fees.
(4) Represents approximately $10,843 for health insurance benefits, approximately $93,504 for overseas housing allowance and approximately $13,036 for travel costs (including ground transportation costs).
(5) Includes the reimbursement of accrued unused vacation days.
(6) Represents approximately $7,400 for health insurance benefits, approximately $55,000 for overseas housing allowance and approximately $9,300 for travel costs (including ground transportation costs).
(7) Represents approximately $34,860 for health insurance benefits, approximately $84,170 for overseas housing allowance and approximately $4,389 for tax return preparation fees.
(8) Represents approximately $16,460 for health insurance benefits, approximately $62,339 for overseas housing allowance and approximately $66,236 for relocation expenses.
(9) Represents approximately $73,310 for overseas housing allowance, approximately $11,216 for health insurance benefits and approximately $3,424 for tax return preparation fees.
(10) Includes the reimbursement of accrued unused vacation days and a one-time payment of CZK 700,000 (approximately $36,611).
(11) Represents approximately $67,782 for overseas housing allowance and approximately $4,283 for life and health insurance benefits.
(12) Represents approximately $67,376 for travel costs (including ground transportation costs) and approximately $3,965 for health insurance benefits.
(13) Includes a one-time payment of EUR 58,282 (approximately $77,207).
(14) Represents travel costs (including ground transportation costs).
(15) Represents health insurance benefits.

Adrian Sarbu

Mr. Sarbu has served as President and CEO since July 27, 2009. Prior to that he served as the Company’s President and Chief Operating Officer from January 1, 2009 and as the Company’s Chief Operating Officer from October 2007. Mr. Sarbu is compensated pursuant to an employment agreement with CME Media Services Limited, a wholly owned subsidiary of the Company, dated July 27, 2009 (the “CEO employment agreement”). In connection with the CEO employment agreement, Mr. Sarbu’s previous employment agreements (as described below) were terminated.

Pursuant to the CEO employment agreement, from July 1, 2009 Mr. Sarbu is entitled to receive an annual salary of $1.8 million. In addition, in the event that the trading price of shares of our Class A Common Stock closes at or above $50 per share on at least 15 trading days during the twelve month period prior to January 1, 2011, January 1, 2012 or January 1, 2013, Mr. Sarbu’s annual salary shall increase to $2.4 million with effect from January 1 of the year following the year in which this share target is achieved. Only one such salary increase is permitted under the terms of the CEO employment agreement.

Prior to the CEO employment agreement, Mr. Sarbu was compensated pursuant to two employment agreements.  Under an employment agreement with CME Development Corporation (the “COO employment agreement”), he was entitled to receive an annual salary of Euro 423,000 (approximately $600,000 at the signing date) from the effective date of his appointment as COO (October 17, 2007). In addition, Mr. Sarbu served as the President of the Board of our Romanian subsidiary, Pro TV S.A., and had an agreement for the performance of such office with Pro TV S.A. (the “2007 Pro TV agreement”). Under the 2007 Pro TV agreement, Mr. Sarbu was entitled to receive annual remuneration of RON 1,440,000 (approximately $600,000 at the signing date).

In 2011, Mr. Sarbu earned a non-equity incentive plan award of $720,000; in addition, the Compensation Committee elected to award Mr. Sarbu a discretionary bonus of $320,000, as described above under “2011 CEO and Senior Management Non-equity Incentive Plan Award Targets and Awards” in the Compensation Discussion and Analysis section of this Item 11.

Pursuant to the CEO employment agreement, Mr. Sarbu is also entitled to earn non-equity incentive plan awards upon the achievement of certain specified corporate objectives, as described under “CEO Special Performance Awards” above in the Compensation Discussion and Analysis section of this Item 11. In 2011, Mr. Sarbu earned non-equity inventive plan awards of $500,000 for the development of a succession planning tool endorsed by the Board of Directors and $261,034 in connection with the refinancing of a portion of the Company’s 3.50% Senior Convertible Notes due 2013.  In 2010, Mr. Sarbu earned a non-equity incentive plan award of $500,000 for the completion of the sale of the Company’s Ukraine operations;  in addition, the Compensation Committee elected to award Mr. Sarbu a discretionary bonus of $900,000 in 2010.  In 2009, Mr. Sarbu earned a non-equity incentive plan award of EUR 250,603 (approximately $348,517) in connection with the refinancing of the Company’s 8.25% Senior Notes due 2012.

Mr. Sarbu’s CEO employment agreement includes a cap on total compensation payable to the CEO in any year from 2010.  Total compensation includes annual salary, non-equity incentive plan awards, special performance awards and equity compensation. Starting from 2010, Mr. Sarbu’s total compensation in respect of any financial year shall not exceed $6,000,000 in 2010, $8,000,000 in 2011, $10,000,000 in 2012 and $10,000,000 in 2013.

Pursuant to the CEO employment agreement, Mr. Sarbu received a monthly housing allowance in connection with his relocation to Prague, the Czech Republic, as well as medical, life, disability and travel insurance benefits. See footnotes 3, 4 and 6 of the Summary Compensation Table for additional information. The CEO employment agreement also contains non-competition provisions that are applicable for a one-year period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

David Sach

Mr. Sach was appointed Chief Financial Officer effective March 1, 2010 and serves pursuant to an employment agreement with CME Media Services Limited. Pursuant to his employment agreement. Mr. Sach’s aggregate annual salary is CZK 11,355,900 (approximately $642,359). Prior to January 1, 2011, Mr. Sach’s salary was an equivalent amount denominated in Euros.

In 2011, Mr. Sach earned a non-equity incentive plan award of approximately $603,800, as described under “2011 CEO and Senior Management Non-equity Incentive Plan Targets and Awards” above in the Compensation Discussion and Analysis section of this Item 11.  Mr. Sach did not earn any non-equity incentive plan compensation in 2010.  However, the Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Sach a discretionary bonus of approximately $248,961 for 2010.

Mr. Sach’s employment agreement provides for a monthly housing allowance for a three-year period, as well as medical, disability and life insurance benefits. See footnotes 7 and 8 of the Summary Compensation Table for additional information. In connection with the entry into Mr. Sach’s employment agreement, he was awarded an option to purchase 125,000 shares of the Company’s Class A Common Stock on March 1, 2010. Mr. Sach’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination and a prohibition on the use of confidential information.

Anthony Chhoy

Mr. Chhoy serves as Executive Vice President – Strategic Planning and Operations pursuant to an amended and restated employment agreement with CME Media Services Limited dated December 1, 2010. Pursuant to his employment agreement. Mr. Chhoy’s aggregate annual salary is CZK 10,080,000 (approximately $570,187). Prior to December 1, 2010, Mr. Chhoy’s aggregate annual salary was CZK 8,400,000 (approximately $475,156).

In 2011, Mr. Chhoy earned a non-equity incentive plan award of approximately $558,800, as described under “2011 CEO and Senior Management Non-equity Incentive Plan Targets and Awards” above in the Compensation Discussion and Analysis section of this Item 11.  In 2010 and Mr. Chhoy did not earn any non-equity incentive plan compensation.  However, the Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Chhoy a discretionary bonus of approximately $230,648 for 2010.

Mr. Chhoy’s employment agreement provides for a monthly housing allowance for a three-year period, as well as medical, disability and life insurance benefits. See footnotes 9 and 11 of the Summary Compensation Table for additional information. Mr. Chhoy’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Andrei Boncea

Until January 20, 2012, Mr. Boncea served as Senior Vice President - Content pursuant to an employment agreement with CME Media Services Limited dated May 3, 2010 (the “MPE employment agreement”). Pursuant to the MPE employment agreement, from April 1, 2010 Mr. Boncea’s aggregate annual salary was EUR 488,000 (approximately $678,843). Mr. Boncea also received RON 51,636 (approximately $16,941) annually pursuant to local labor agreements with certain of our wholly-owned Romanian subsidiaries. On January 20, 2012, Mr. Boncea resigned as Senior Vice President - Content and is no longer deemed an executive officer of the Company.

Prior to the MPE employment agreement, Mr. Boncea was compensated pursuant to a series of agreements with companies that are part of the Media Pro Entertainment business, which the Company acquired on December 9, 2009. Pursuant to his agreements, Mr. Boncea earned RON 66,774 (approximately $23,000) in the period from December 9, 2009 to December 31, 2009.

In 2011, Mr. Boncea earned a non-equity incentive plan award of approximately $483,700, as described under “2011 CEO and Senior Management Non-equity Incentive Plan Targets and Awards” above in the Compensation Discussion and Analysis section of this Item 11. In 2010, Mr. Boncea did not earn any non-equity incentive plan compensation.  However, the Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Boncea a discretionary bonus of approximately $93,144 for 2010.  In 2009, Mr. Boncea was not entitled to earn a non-equity incentive plan award and did not receive a discretionary bonus.

The MPE employment agreement provides for medical benefits, as set forth in footnote 12 of the Summary Compensation Table. The MPE employment agreement also contains non-competition provisions applicable for a six-month period following termination and a prohibition on the use of confidential information.

Daniel Penn

Mr. Penn serves as General Counsel pursuant to an employment agreement with CME Media Services Limited dated February 20, 2012. Prior to that, Mr. Penn was employed pursuant to an amended and restated employment agreement with CME Development Corporation, a wholly-owned subsidiary of the Company, dated October 6, 2006. Pursuant to his employment agreement, Mr. Penn’s aggregate annual salary from January 1, 2012 is GBP 335,000 (approximately $537,177).

In 2011, Mr. Penn earned a non-equity incentive plan award of approximately $447,400, as described under “2011 CEO and Senior Management Non-equity Incentive Plan Targets and Awards” above in the Compensation Discussion and Analysis section of this Item 11.

Mr. Penn’s employment agreement provides for medical, disability and life insurance benefits. See footnote 15 of the Summary Compensation Table for additional information. Mr. Penn’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Grants of Plan Based Awards

The following table sets forth information with respect to estimated possible payouts under non-equity incentive plans and grants of options to purchase shares of Class A Common Stock granted to the Named Executive Officers during the fiscal year ended December 31, 2011. We have not granted any equity incentive plan awards or any stock awards during the year ended December 31, 2011.  In addition, no Named Executive Officer was eligible during the year ended December 31, 2011 to earn a bonus whose payout would be earned in whole or in part in a future year. Accordingly, there are no estimated future payouts for any Named Executive Officer.  Foreign currency amounts in the table below have been translated using the average exchange rate for the year ended December 31, 2011.

	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)
	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options	Grant Date	Exercise / Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
Adrian Sarbu	750,000	750,000	-	-	-	-
David Sach	642,359	642,359	35,000	5/16/11	23.38	393,050
Anthony Chhoy	570,187	570,187	30,000	5/16/11	23.38	336,900
Andrei Boncea	521,838	521,838	20,000	5/16/11	23.38	224,600
Daniel Penn	481,054	481,054	25,000	5/16/11	23.38	280,750

(1) Estimated possible payouts for each Named Executive Officer were calculated using the criteria set out in the “CEO Non-equity Incentive Plan Award Target” or “Senior Management Non-equity Incentive Plan Targets” in the Compensation Discussion and Analysis section of this Item 11 in respect of each Named Executive Officer. There are no threshold amounts.

(2) Grant date fair value was determined using the methodology provided by ASC 718. For a discussion of the assumptions underlying the valuation of employee stock compensation, see Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information with respect to options to purchase shares of Class A Common Stock granted to the Named Executive Officers and outstanding at December 31, 2011.  We have made no stock awards and there are no unearned options. Except as noted below, all option awards vest in four equal installments on each anniversary of the date of grant.

	Option Awards

	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Adrian Sarbu		247,000	205,000
	11/18/2004	8,000	-	32.99	11/17/2014
	12/21/2005	4,000	-	57.00	12/20/2015
	06/08/2006	8,000	-	56.42	06/07/2016
	12/05/2007	30,000	-	113.56	12/04/2015
	12/16/2008	37,500	12,500	22.64	12/15/2016
	05/15/2009(1)	42,000	-	17.52	05/14/2015
	07/30/2009	80,000	80,000	20.19	07/29/2017
	03/16/2010	37,500	112,500	29.73	03/15/2018

David Sach		31,250	128,750
	03/01/2010	31,250	93,750	26.80	02/28/2018
	05/16/2011	-	35,000	22.38	05/15/2019

Anthony Chhoy		21,000	47,000
	12/21/2005	500	-	57.00	12/20/2015
	12/14/2006	1,500	-	72.05	12/13/2016
	12/05/2007	3,000	-	113.56	12/04/2015
	12/16/2008	6,000	2,000	22.64	12/15/2016
	05/15/2009(1)	5,000	-	17.52	05/14/2015
	06/15/2010	5,000	15,000	23.85	06/14/2018
	05/16/2011	-	30,000	22.38	05/15/2019

Andrei Boncea		5,000	35,000
	06/15/2010	5,000	15,000	23.85	06/14/2018
	05/16/2011	-	20,000	22.38	05/15/2019

Daniel Penn		111,625	46,875
	05/03/2004	10,000	-	18.18	05/02/2014
	10/01/2004	10,000	-	28.60	09/30/2014
	06/02/2005	10,000	-	44.50	06/01/2015
	06/08/2006	8,000	-	56.42	06/07/2016
	12/14/2006	12,500	-	72.05	12/13/2016
	12/05/2007	12,500	-	113.56	12/04/2015
	12/16/2008	9,375	3,125	22.64	12/15/2016
	05/15/2009(1)	33,000	-	17.52	05/14/2015
	06/15/2010	6,250	18,750	23.85	06/14/2018
	05/16/2011	-	25,000	22.38	05/15/2019

(1)  These options vest in two equal installments on each anniversary of the date of grant.

Option Exercises

None of our Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2011.

Potential Payments upon Termination or Change of Control

Set out below is information reflecting compensation that may be payable to each of the Named Executive Officers in the event of the termination of such Named Executive Officer’s employment. The amount of compensation payable upon voluntary termination, involuntary termination (other than for cause) or termination for cause is described below. We do not have any severance agreement or any agreement providing for any specific payments (commonly referred to as “parachute payments”) upon a change of control with any Named Executive Officer. However, options granted to employees and directors automatically become vested on a change of control pursuant to the Stock Incentive Plan. Except as set out below, for purposes hereof a “change of control” refers to certain corporate transactions (including a sale of substantially all of the assets of the Company and a merger or consolidation where the Company is not the surviving entity) referred to under the Company’s option agreements that are customarily regarded as a change of control.

The amounts shown below assume that such termination or change of control was effective as of December 31, 2011. The amounts below include non-equity incentive plan compensation for any Named Executive Officers in respect of the year ended December 31, 2011 that were paid after that date; these amounts are also included in the Summary Compensation Table for 2011. The amounts do not include salary earned through such period or any discretionary bonus awarded in respect of the year ended December 31, 2011 (each of which is reflected in the Summary Compensation Table) or accrued vacation days. The numbers presented below are for illustrative purposes.  Actual amounts that may be payable or will be paid can only be determined at the time of separation of a Named Executive Officer from the Company. Option values represent the difference between the closing price of shares of our Class A Common Stock on December 31, 2011 and the exercise price of such options. Foreign currency amounts set out below have been translated using the exchange rate prevailing at December 31, 2011.

Adrian Sarbu

Payments under the CEO employment agreement

Mr. Sarbu’s CEO employment agreement is for a fixed term that expires on December 31, 2013. Under the terms of the CEO employment agreement, Mr. Sarbu may terminate his employment at any time on 12 months’ notice. We may elect to make payment in lieu of notice and pay the portion of his annual salary for the portion of the notice period remaining at the time the Company elects to make payment in lieu of notice. Mr. Sarbu is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2011, if we were to elect to make payment in lieu of notice Mr. Sarbu would be entitled to $2.52 million, subject to deductions for income tax and social insurance withholdings.

We may at any time terminate Mr. Sarbu’s employment (other than for cause) and make payment in lieu of notice. This payment is comprised of (i) Mr. Sarbu’s annual salary from the date such notice is delivered until the expiration of the CEO employment agreement, (ii) an additional payment equal to one year’s salary and (iii) any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2011, if we were to elect to make payment in lieu of notice Mr. Sarbu would be entitled to receive $6.12 million, subject to deductions for income tax and social security withholdings.

In the event we terminate Mr. Sarbu’s CEO employment agreement due to cause, he is not entitled to receive any additional remuneration.

Options

Under the terms of his option agreements, any options issued to Mr. Sarbu that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such date.  No options issued to Mr. Sarbu that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options that were exercisable on December 31, 2011 was $nil.

In the event Mr. Sarbu is terminated for cause under the CEO employment agreement, any options awarded to Mr. Sarbu, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Sarbu’s option agreements, in the event of a change of control, all outstanding options granted to Mr. Sarbu would become immediately exercisable. The value of these options on December 31, 2011 was $nil.

David Sach

Payments under employment agreement

Mr. Sach has an employment agreement for an indefinite term. We may terminate Mr. Sach’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Sach his employment agreement shall terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. In the event we terminate Mr. Sach’s employment, he is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) his vacation days in respect of the notice period, (iv) any accrued non-equity incentive plan awards as of the notice date and (v) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2011, Mr. Sach would be entitled to approximately $1,878,359, subject to deductions for social insurance and other withholdings. Mr. Sach is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Sach may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Sach is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2011, if we were to elect to make payment in lieu of notice Mr. Sach would be entitled to receive approximately $1,176,073 (including non-equity incentive plan compensation), subject to deductions for social security and other withholdings.

In the event we terminate Mr. Sach’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Options

In the event Mr. Sach terminates his employment agreement, under the terms of his option agreements any options issued to Mr. Sach that are exercisable as of such termination date may be exercised for a period of 90 days following such date. In the event we terminate Mr. Sach’s employment agreement (other than for cause), all options and restricted units issued to him that are not exercisable on such termination date become vested as a result of his termination and can be exercised during the twelve months following such date.  The value of options granted to Mr. Sach that were exercisable on December 31, 2011 was $nil and the value of all outstanding options granted to Mr. Sach on December 31, 2011 was $nil. Mr. Sach does not hold any restricted stock units.

In the event Mr. Sach’s employment agreement is terminated for cause, any options awarded to Mr. Sach, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Sach’s option agreements, in the event of a change of control (as defined in his employment agreement), all outstanding options granted to Mr. Sach would become immediately exercisable.

Anthony Chhoy

Payments under employment agreement

Mr. Chhoy has an employment agreement for an indefinite term. We may terminate Mr. Chhoy’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Chhoy, his employment agreement will terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Chhoy is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) any accrued non-equity incentive plan awards as of the notice date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2011, Mr. Chhoy would be entitled to approximately $1,640,061, subject to deductions for social insurance and other withholdings. Mr. Chhoy is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Chhoy may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Chhoy is also entitled to any earned but unpaid non-equity incentive plan awards.  Assuming a termination date of December 31, 2011, if we were to elect to make payment in lieu of notice Mr. Chhoy would be entitled to receive  approximately $1,066,775 (including non-equity incentive plan compensation), subject to deductions for social security and other withholdings.

In the event we terminate Mr. Chhoy’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Options

Under the terms of his option agreements, any options issued to Mr. Chhoy that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such termination date. No options issued to Mr. Chhoy that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options granted to Mr. Chhoy that were exercisable on December 31, 2011 was $nil.

In the event Mr. Chhoy’s employment agreement is terminated due to cause, any options awarded to Mr. Chhoy, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Chhoy’s option agreements, in the event of a change of control, all outstanding options granted to Mr. Chhoy would become immediately exercisable. The value of these options on December 31, 2011 was $nil.

Andrei Boncea

Payments under employment agreement

Pursuant to the MPE Employment Agreement, we or Mr. Boncea were able terminate his employment agreement on 12 months’ notice. We could elect to make payment in lieu of notice and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company made this election. Assuming a termination date of December 31, 2011, if we had elected to make payment in lieu of notice Mr. Boncea would have been entitled to approximately $1,115,579 under the MPE employment agreement.  In addition, Mr. Boncea would have been entitled to RON 2,829 (approximately $849) pursuant to his local labor agreement if we terminated his employment or RON 6,366 (approximately $1,910) if Mr. Boncea terminated his employment, subject to deductions for social insurance and other withholdings. As disclosed above, Mr. Boncea now serves as Head of Content pursuant to an amended and restated employment agreement.

In the event we terminated Mr. Boncea’s employment agreement due to cause, he was not entitled to receive any additional remuneration.

Options

Under the terms of his option agreements, any options issued to Mr. Boncea that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such date. No options issued to Mr. Boncea that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options granted to Mr. Boncea that were exercisable on December 31, 2011 was $nil.

In the event Mr. Boncea’s employment agreement is terminated for cause, any options awarded to Mr. Boncea, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Boncea’s option agreements, in the event of a change of control, all outstanding options granted to Mr. Boncea would become immediately exercisable. The value of these options on December 31, 2011 was $nil.

Daniel Penn

Payments under employment agreement

Mr. Penn has an employment agreement for an indefinite term. Pursuant to Mr. Penn’s current employment agreement, we may terminate Mr. Penn’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Penn his employment agreement shall terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. In the event we terminate Mr. Penn’s employment, he is also entitled to an amount equal to (i) his annual target bonus, (ii) his vacation days in respect of the notice period, (iii) any accrued non-equity incentive plan awards as of the notice date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2011, Mr. Penn would be entitled to receive approximately $1,428,107, subject to deductions for social insurance and other withholdings. Mr. Penn is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Penn may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Penn is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2011, Mr. Penn would be entitled to receive approximately $911,077 (including non-equity incentive plan compensation), subject to deductions for social insurance and other withholdings.

In the event we terminate Mr. Penn’s  employment agreement due to cause, he is not entitled to receive any additional remuneration.

Options

Under the terms of his option agreements, any options issued to Mr. Penn that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such termination date. No options issued to Mr. Penn that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options granted to Mr. Penn that were exercisable on December 31, 2011 was $nil.

In the event Mr. Penn’s employment agreement is terminated due to cause, any options awarded to Mr. Penn, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Penn’s option agreements, in the event of a change of control, all outstanding options granted to Mr. Penn would become immediately exercisable. The value of these options on December 31, 2011 was $nil.

Director Compensation

The following table sets forth information in respect of compensation paid to non-employee directors for the year ended December 31, 2011 including options to purchase shares of our Common Stock. We use a combination of cash and stock options to compensate non-employee directors. We do not have any non-equity incentive compensation plans, stock awards or non-qualified deferred compensation earnings and directors received no other compensation. Mr. Sarbu does not receive any compensation for his service as a director and details of his compensation may be found under the Summary Compensation Table above.

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
Ronald Lauder	-	100,600	100,600
Herbert Granath	90,000	100,600	190,600
Paul Cappuccio	-	-	-
Michael Del Nin	-	-	-
Charles Frank	60,000	100,600	160,600
Alfred Langer	72,000	100,600	172,600
Fred Langhammer	60,000	100,600	160,600
Bruce Maggin	60,000	100,600	160,600
Parm Sandhu	62,000	100,600	162,600
Caryn Seidman Becker(2)	67,000	100,600	167,600
Duco Sickinghe	67,000	100,600	167,600
Kelli Turner	-	45,050	45,050
Eric Zinterhofer	-	100,600	100,600

(1) These amounts reflect aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2011 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of this amount are included in Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Except as set forth below, all directors elected at the 2011 Annual General Meeting were awarded an option to purchase 10,000 shares of Class A Common Stock. Messrs. Cappuccio and Del Nin each declined the option award and Ms. Turner was not eligible to receive the award at the time of her election. On June 14, 2011, Ms. Turner was awarded an option to purchase 5,000 shares of Class A Common Stock.
(2) Ms. Seidman Becker resigned from the Board on March 7, 2012.

Directors’ Fees

We pay a cash fee to each of our independent directors of $50,000 per annum.  We reimburse each director for expenses in connection with attending meetings of the Board of Directors. Members of the Audit Committee are paid an additional annual cash fee of $12,000.  The members of the Audit Committee are Messrs. Langer, Sandhu and Sickinghe and, prior to her resignation, Ms. Seidman Becker.  Members of each of the Compensation Committee, the Corporate Governance/Nominating Committee, the Related Party Transactions Committee and the Treasury/Finance Committee receive an additional annual cash fee of $5,000. The members of the Compensation Committee are Messrs. Maggin, Granath and Langhammer.  The members of the Corporate Governance/Nominating Committee are Messrs. Granath, Langer, Langhammer and Maggin. The members of the Related Party Transactions Committee are Messrs. Frank, Granath, Langer and Sickinghe. The members of the Treasury/Finance Committee are Messrs. Del Nin, Frank and Zinterhofer, Ms. Turner and, prior to her resignation, Ms. Seidman Becker. In addition, Mr. Granath received $25,000 as Vice Chairman.

Annual Equity Grant

Pursuant to our Stock Incentive Plan, on the date of each annual general meeting, each non-employee director who has served as a director since the last annual general meeting or who has been otherwise approved by the Board although having served a shorter term shall receive either (i) non-incentive stock options to purchase shares of Class A Common Stock (or in the case of the Chairman, shares of Class B Common Stock if eligible and if such grant is approved by the Board of Directors) or (ii) a combination of non-incentive stock options, restricted stock and restricted stock units whose aggregate value is equal to the value of the equivalent number of non-incentive stock options on the date of grant. The exercise price of such options will be the closing price of a share of Class A Common Stock on the date of grant (and 105% of the fair market value of a share of Class A Common Stock in the case of an option to acquire shares of Class B Common Stock).

The Compensation Committee has discretion to determine the components of the annual automatic grant to non-employee directors within the limitation described above. For purposes of determining the U.S. dollar value of non-incentive stock options to purchase shares of Common Stock awarded under the automatic grant, the U.S. dollar amount is determined using the methodology that is employed by the Company for valuing options in its most recent annual financial statements.

The Stock Incentive Plan provides the Compensation Committee with the authority to stipulate the vesting period for all automatic awards, whether options, restricted stock or restricted stock units. The Compensation Committee determined that the automatic grant for 2011 should consist solely of options with a vesting period of one year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 2, 2012 with respect to the beneficial ownership of shares of our Class A Common Stock and Class B Common Stock and also sets forth certain information with respect to voting power and percentage of ownership as of April 2, 2012, by (i) each shareholder known by us to beneficially own more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) the principal executive officer and the other named executive officers, and (iv) all directors and executive officers as a group.  Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.

	Beneficial Ownership of Class A Common Stock (a)			Beneficial Ownership of Class B Common Stock			Common Stock
	Number		Percent	Number		Percent	% of Voting Power	% Owner- ship
Name of Beneficial Owner
Ronald S. Lauder (1)	17,652,364	(5)	31.01%	7,585,936	(20)	100%	70.43%	39.12%
Adrian Sarbu (2)	3,578,367	(6)	6.17%	--		--	2.69%	5.46%
Paul T. Cappuccio	--		--	--		--	--	--
Michael Del Nin	--		--	--		--	--	--
Charles R. Frank, Jr.	67,200	(7)	*	--		--	*	*
Herbert A. Granath	64,700	(8)	*	--		--	*	*
Alfred W. Langer	80,800	(9)	*	--		--	*	*
Fred Langhammer	35,000	(10)	*	--		--	*	*
Bruce Maggin	68,000	(11)	*	--		--	*	*
Parm Sandhu	25,000	(12)	*	--		--	*	*
Duco Sickinghe	35,000	(13)	*	--		--	*	*
Kelli Turner	--		--	--		--	--	--
Eric Zinterhofer	68,000	(14)	*	--		--	*	*

David Sach	151,250	(15)	*	--		--	*	*
Andrei Boncea	10,000	(16)	*	--		--	*	*
Anthony Chhoy	28,500	(17)	*	--		--	*	*
Daniel Penn	117,875	(18)	*	--		--	*	*

All directors and executive officers as a group (21 persons)	22,078,128	(19)	37.54%	7,585,936		100%	72.72%	44.68%

Apax Partners Europe Managers Limited (3)	3,168,566		5.57%	--		--	2.40%	4.92%
Apax Europe VI GP Co. Ltd. (3)	3,168,566		5.57%	--		--	2.40%	4.92%
Time Warner Inc. (4)	17,652,364		31.01%	7,585,936		100%	70.43%	39.12%
TW Media Holdings LLC (4)	17,652,364		31.01%	7,585,936		100%	70.43%	39.12%
Time Warner Media Holdings B.V. (4)	17,652,364		31.01%	7,585,936		100%	70.43%	39.12%
RSL Investments Corporation (1)	--		--	2,885,705		38.47%	21.88%	4.48%
RSL Savanah, LLC (1)	17,622,364		30.98%	4,500,000		59.99%	47.48%	34.36%

*           Less than 1.0%

(a)
Does not include 7,516,936 shares of Class A Common Stock issuable upon conversion of shares of Class B Common Stock.  Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock for no additional consideration on a one-for-one basis.

(b)
Represents the percentage of total voting power and the percentage ownership of the shares of Class A Common Stock and Class B Common Stock currently beneficially owned by each identified shareholder and all directors and executive officers as a group.  The shares of Class A Common Stock and Class B Common Stock are the only authorized classes of our capital stock with shares outstanding. At April 2, 2012, there were 56,892,114 shares of Class A Common Stock outstanding and 7,516,936 shares of Class B Common Stock outstanding.

(c)	None of the shares of the directors or executive officers are pledged, except as provided in Notes 2 and 7.

1.
The address of Ronald S. Lauder and RSL Investments Corporation is Suite 4200, 767 Fifth Avenue, New York, New York 10153. The address of RSL Savannah, LLC is c/o RSL Investments Corporation, Suite 4200, 767 Fifth Avenue, New York, New York 10153. Mr. Lauder is the sole shareholder of RSL Investments Corporation (“RIC”), a Delaware corporation, and is the President and sole member of RSL Savannah, LLC (“RSL Savannah”), a Delaware limited liability company. Information in respect of the beneficial ownership of RIC and RSL Savannah (other than percentage ownership) is based upon a Statement on Schedule 13D/A jointly filed by RIC, RSL Savannah and Mr. Lauder on March 11, 2011 (the “RSL Schedule 13D/A”) and a Form 4 filed jointly by Mr. Lauder and RSL Savannah on March 15, 2011 (the “RSL Form 4”). In the RSL Schedule 13D/A and the RSL Form 4, Mr. Lauder reported that he and RIC have joint beneficial ownership of 2,885,705 shares of Class B Common Stock held directly by RIC. In addition, Mr. Lauder beneficially owns 105,231 shares of Class B Common Stock held by RAJ Family Partners, L.P, the managing general partner of which is RAJ Family Corporation, of which Mr. Lauder is Chairman and President. In the Form 4 filed jointly by Mr. Lauder and RSL Savannah, Mr. Lauder reported that he and RSL Savannah have beneficial ownership with Time Warner, TWMH and TWBV (each as defined in Note 4) of 17,622,364 shares of Class A Common Stock and 4,500,000 shares of Class B Common Stock held directly by TWBV, over which RSL Savannah was granted proxy pursuant to an investor rights agreement among TWMH, RSL Savannah, Mr. Lauder, RSL Investments LLC, RIC and the Company dated May 18, 2009 (the “Investor Rights Agreement”) and an Irrevocable Voting Deed and Corporate Representative Appointment among TWMH, RSL Savannah, Mr. Lauder and the Company dated May 18, 2009 (the “Voting Agreement”), at the termination of which Mr. Lauder will no longer have sole voting control.

2.
The principal business address of Mr. Sarbu is c/o CME Media Services Limited, Kříženeckého nám. 1078/5, 152 00 Praha 5 – Barrandov, Czech Republic. Mr. Sarbu beneficially owns, directly or indirectly, substantially all the outstanding shares of Alerria Management Company S.A. (“Alerria”), a joint stock company organized under the laws of Romania, and Metrodome B.V. (“Metrodome”), a company organized under the laws of The Netherlands. The address of Alerria is 109 Pache Protopopescu Blvd., 6th Floor, sector 2, Bucharest, Romania. The address of Metrodome is Teleport Boulevard 140 1043EJ, 1000 CV, Amsterdam, The Netherlands. Information in respect of the beneficial ownership of Alerria and Metrodome (other than percentage ownership) is based upon a Statement on Schedule 13D/A jointly filed by them and Mr. Sarbu on December 19, 2011 (the “Sarbu Schedule 13D/A”). In the Sarbu Schedule 13D/A, Mr. Sarbu reported that (i) he and Alerria beneficially own a currently exercisable warrant to purchase 600,000 shares of Class A Common Stock and (ii) he and Metrodome beneficially own a currently exercisable warrant to purchase 250,000 shares of Class A Common Stock. Mr. Sarbu is (i) the sole beneficial owner of 602,000 shares of Class A Common Stock; (ii) the joint beneficial owner with Alerria of 1,241,867 shares of Class A Common Stock; and (iii) the joint beneficial owner with Metrodome of 600,000 shares of Class A Common Stock. Alerria has pledged 1,200,000 shares of Class A Common Stock,  and Mr. Sarbu has pledged 200,000 shares of Class A Common Stock, each in favour of ING Bank N.V. Amsterdam – Bucharest Branch (“ING”) pursuant to security agreements dated May 20, 2010 and September 30, 2011.

3.
Information in respect of the beneficial ownership of Apax Partners Europe Managers Limited (“Apax”) and Apax Europe VI GP Co. Limited (“Apax Europe GP”) (other than percentage ownership) is based upon a statement on Schedule 13D/A jointly filed by them on November 27, 2009. The address of Apax, a company organized under the laws of England and Wales, is 33 Jermyn Street, London SW1Y 6DN, United Kingdom. The address of Apax Europe GP, a Guernsey company, is 13-15 Victoria Road, St. Peter Port, Guernsey, Channel Islands GYI 3ZD. Apax owns all of the issued share capital of APAX WW Nominees Limited (“Apax WW Nominees”) and APAX WW No. 2 Nominees Limited (“Apax WW No. 2 Nominees”). Apax WW Nominees and Apax WW No. 2 Nominees are the registered owners of 100% of the share capital of Adele (Guernsey) GP Limited (“Adele GP”). Apax Europe GP is the general partner of Apax Europe VI GP, L.P. Inc. Apax Europe VI GP, L.P. Inc. is the general partner of Apax Europe VI-A, L.P. and Apax Europe VI-1, L.P (the “Europe VI Funds”). The Europe VI Funds are collectively the beneficial owner of 100% of Adele GP. Adele GP is the general partner of Adele (Guernsey) L.P (“Adele LP”). In the Schedule 13D/A filed by Apax on November 27, 2009, Apax and Apax Europe GP are reported as having shared voting power over 3,168,566 shares of Class A Common Stock held by Adele LP.

4.
Information in respect of the beneficial ownership of Time Warner Inc (“Time Warner”), TW Media Holdings LLC (“TWMH”) and Time Warner Media Holdings B.V. (“TWBV”) (other than percentage ownership) is based upon a statement on Schedule 13D/A filed jointly by them on March 4, 2011. The address of each of Time Warner, a Delaware corporation, and TWMH, a Delaware limited liability company, is One Time Warner Center, New York, New York 10019. The address of TWBV, a private limited liability company organized under the laws of The Netherlands, is Naritaweg 237, 1043CB Amsterdam, The Netherlands. Time Warner owns directly all of the equity interests of TWMH and TWMH owns directly all of the equity interests of TWBV. In the Schedule 13D/A filed jointly by Time Warner, TWBV and TWMH on March 4, 2011, Time Warner, TWBV and TWMH reported that they beneficially own 17,622,364 shares of Class A Common Stock and 4,500,000 shares of Class B Common Stock. By virtue of the Voting Agreement and the Investor Rights Agreement described in Note 1 they may also be deemed to have shared voting and dispositive power over (i) 30,000 shares of Class A Common Stock underlying currently exercisable options beneficially owned by Mr. Lauder, (ii) 3,016,936 shares of Class B Common Stock  beneficially owned by Ronald Lauder; and (iii) 69,000 shares of Class B Common stock underlying currently exercisable stock options beneficially owned by Mr. Lauder (collectively, the “Lauder Shares”). In the Schedule 13D/A filed on March 4, 2011, Time Warner, TWBV and TWMH disclaim beneficial ownership of the Lauder Shares.

5.
Consists of (i) the shares of Class A Common Stock beneficially owned as set forth in Note 1; and (ii) 30,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

6.
Consists of (i) the shares of Class A Common Stock and warrants to purchase shares of Class A Common Stock beneficially owned as set forth in Note 2; and (ii) 284,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 167,500 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

7.
Consists of (i) 3,200 shares of Class A Common Stock; and (ii) 64,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Mr. Frank holds a brokerage account which he uses as a cash management account in which he maintains various securities, including his 3,200 shares of Class A Common Stock of the Company. Whenever such account is overdrawn, the amount of such overdraft is loaned to Mr. Frank on a margin secured by all of the securities in the account, which may be deemed to constitute a “pledge” of Mr. Frank’s shares in the Company.

8.	Consists of 64,700 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

9.	Consists of 80,800 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

10.	Consists of (i) 10,000 shares of Class A Common Stock; and (ii) 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

11.	Consists of 68,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

12.	Consists of 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

13.	Consists of 35,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

14.	Consists of 68,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

15.
Consists of (i) 80,000 shares of Class A Common Stock; and (ii) 71,250 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 88,750 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

16.
Consists of 10,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 30,000 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

17.
Consists of 28,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 39,500 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

18.
Consists of 117,875 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 40,625 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

19.
Consists of (i) 20,160,378 shares of Class A Common Stock; and (ii) 1,917,750 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days and warrants to purchase shares of Class A Common Stock. Does not include 453,250 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

20.
Consists of (i) the shares of Class B Common Stock beneficially owned as set forth in Note 1; (ii) 26,000 shares of Class B Common Stock held directly by Mr. Lauder; and (iii) 69,000 shares of Class B Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Review and Approval of Related Party Transactions.  All transactions in which we and our directors and executive officers or members of their immediate families are participants that are subject to review, ratification or approval by us under relevant SEC regulations and NASDAQ Marketplace Rules are reviewed to determine whether such persons have a direct or indirect material interest.  Management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers in respect of such related party transactions and for determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction.  Pursuant to relevant SEC regulations, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in this Form 10-K/A.

Our Related Party Transactions Committee reviews, approves or ratifies relevant related party transactions in accordance with a written procedure.  In the course of its review, approval or ratification of related party transactions, the Related Party Transactions Committee considers: the nature of the related party’s interest in the transaction; the material terms of the transaction; the nature of our participation in the transaction; whether the transaction would impair the judgment of the related party to act in our best interests; and such other matters as are considered appropriate.

Any member of the Related Party Transactions Committee who is a related party in respect of a transaction under review may not participate in the deliberations or vote for an approval or ratification of such transaction.

Related Party Transactions

Adrian Sarbu

For the year ended December 31, 2011, we made purchases from companies related to or connected with Mr. Sarbu with a value of approximately $4.8 million, of which Mr. Sarbu’s economic interest represents approximately $2.6 million. The purchases were mainly for programming rights and for various technical, production and administrative related services.   For the year ended December 31, 2011, the total sales to companies related to or connected with Mr. Sarbu were approximately $1.2 million, of which Mr. Sarbu’s economic interest represents approximately $0.8 million. At December 31, 2011, companies connected to Mr. Sarbu had an outstanding balance due to us of $765 thousand. At December 31, 2011, companies connected to Mr. Sarbu had an outstanding balance due to them of $512 thousand.

On January 31, 2011, we completed the acquisition of 100.0% of Pro Digital s.r.l. (“Pro Digital”), a company controlled by Mr. Sarbu, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Pro Digital is a free-to-air broadcaster in Moldova whose broadcasts on its PRO TV CHISINAU channel are comprised primarily of rebroadcasts of our PRO TV channel in Romania.

Time Warner Inc.

For the year ended December 31, 2011, we purchased programming from controlled subsidiaries that are 100% owned, directly or indirectly, by Time Warner Inc., a shareholder that has two representatives on our Board of Directors, with a value of approximately $57.2 million. The purchases were mainly for programming rights.  For the year ended December 31, 2011, the total sales to such controlled subsidiaries were approximately $198 thousand. At December 31, 2011, such controlled subsidiaries had an outstanding balance due to us of $159 thousand.  At December 31, 2011 such controlled subsidiaries had an outstanding balance due to them of $78.0 million, of which $36.3 million is not yet payable under the payment terms of the programming contracts.

Other Related Parties

Certain subsidiaries of the Company have entered into production and distribution agreements with Imagine in Action, Inc. and Abandon S.R.L., two television production and distribution companies of which Ms. Alma Sarbu, the daughter of our President and CEO, is the sole beneficial owner. Pursuant to these agreements, the Media Pro Entertainment business paid these two companies an aggregate of approximately $159 thousand in the year ended December 31, 2011. Mrs. Romana Wyllie, the Company’s Vice President – Corporate Communications, is the wife of Mr. Mark Wyllie, the Company’s Vice President – Corporate Finance and an executive officer. Mrs. Wyllie is a salaried employee of CME Media Services Limited.

Director Independence

The NASDAQ Marketplace Rules require that a majority of the directors be “independent directors”.  For a director to be considered independent, the Board must determine that the director (and in some cases, members of a director’s immediate family) does not have, or in the past three years has not had, certain direct or indirect material relationships with us, our external auditors or other persons doing business with us. The Board has affirmatively determined that seven of our 13 directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are Charles Frank, Herbert Granath, Alfred Langer, Fred Langhammer, Bruce Maggin, Parm Sandhu and Duco Sickinghe.

In the course of the determination by the Board regarding the independence of each director, it considered the beneficial ownership of such director or his or her affiliates in the Company as well as any transactions or arrangements that each director has with us.

Independent Director Meetings

Our independent directors meet in regularly scheduled executive sessions. The non-executive Vice Chairman presides over the meetings of the independent directors. During 2011, the independent directors held four such meetings.

Item 14. Principal Accounting Fees and Services

Audit Fees

Deloitte LLP’s audit fees for auditing our annual consolidated financial statements for the year ended December 31, 2011 and reviewing our interim financial statements included in our filings on Forms 10-Q were $2,574,000 (2010: $2,646,000).

Audit-Related Fees

Deloitte LLP’s audit-related fees for the year ended December 31, 2011 were $161,000 (2010: $1,071,000). Audit-related fees in 2011 were primarily incurred in respect of debt offerings. Audit-related fees in 2010 were incurred in respect of debt offerings and performing Sarbanes-Oxley Act Section 404 diagnostic work for newly acquired operations.

Tax Fees

There were no tax fees paid to Deloitte LLP for the year ended December 31, 2011 or the year ended December 31, 2010.

All Other Fees

There were no other fees paid to Deloitte LLP for the year ended December 31, 2011 or the year ended December 31, 2010.

Policy on Pre-Approval of Services Provided by Deloitte LLP

The Audit Committee of the Board of Directors has considered whether the provision of the services in respect of Audit-Related Fees, Tax Fees and All Other Fees is compatible with maintaining Deloitte LLP’s independence prior to the incurrence of such Fees in accordance with the Charter of the Audit Committee.  All engagements of the auditors are approved in advance by the Audit Committee.  At the beginning of the fiscal year, management presents for approval by the Audit Committee a range of services to be provided by the auditors and estimated fees for such services for the current year.  Any services to be provided by the auditors that are not included within such range of services are approved on a case-by-case basis by the Audit Committee.  Management provides reports to the Audit Committee on at least a quarterly basis on the status of the services provided and the level of fees incurred in respect of each service. We did not approve the incurrence of any fees pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).

PART IV

Item 15. Exhibits and Financial Statement Schedules

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2012
/s/ David Sach
David Sach
Chief Financial Officer