Form 10-Q
period 2012-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2012-05-02
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant's telephone number, including area code: +1 (441) 296-1431

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2012
Class A Common Stock, par value $0.08	56,892,114
Class B Common Stock, par value $0.08	7,516,936

Index

THIS PAGE INTENTIONALLY LEFT BLANK

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For quarterly period ended March 31, 2012

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$150,032	$186,386
Accounts receivable, net (Note 6)	186,187	192,157
Program rights, net (Note 5)	112,710	101,741
Other current assets (Note 7)	64,278	58,005
Total current assets	513,207	538,289
Non-current assets
Property, plant and equipment, net (Note 8)	219,877	217,367
Program rights, net (Note 5)	295,868	266,217
Goodwill (Note 3)	1,167,538	1,095,193
Broadcast licenses and other intangible assets, net (Note 3)	548,744	538,195
Other non-current assets (Note 7)	28,018	26,508
Total non-current assets	2,260,045	2,143,480
Total assets	$2,773,252	$2,681,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$230,642	$240,048
Current portion of long-term debt and other financing arrangements (Note 4)	123,918	1,058
Other current liabilities (Note 10)	22,313	14,469
Total current liabilities	376,873	255,575
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,239,637	1,323,311
Other non-current liabilities (Note 10)	85,150	84,941
Total non-current liabilities	1,324,787	1,408,252
Commitments and contingencies (Note 17)	—	—
EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2011 – nil)	—	—
56,892,114 shares of Class A Common Stock of $0.08 each (December 31, 2011 –56,892,114)	4,551	4,551
7,500,936 shares of Class B Common Stock of $0.08 each (December 31, 2011 – 7,500,936)	600	600
Additional paid-in capital	1,405,508	1,404,648
Accumulated deficit	(439,094)	(425,702)
Accumulated other comprehensive income	84,691	17,595
Total CME Ltd. shareholders’ equity	1,056,256	1,001,692
Noncontrolling interests	15,336	16,250
Total equity	1,071,592	1,017,942
Total liabilities and equity	$2,773,252	$2,681,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net revenues	$167,433	$172,772
Operating expenses:
Operating costs	29,126	33,655
Cost of programming	97,724	96,031
Depreciation of property, plant and equipment	11,075	13,417
Amortization of broadcast licenses and other intangibles (Note 3)	12,483	7,627
Cost of revenues	150,408	150,730
Selling, general and administrative expenses	27,328	29,707
Operating loss	(10,303)	(7,665)
Interest income	214	1,128
Interest expense (Note 13)	(31,824)	(56,039)
Foreign currency exchange gain, net	23,394	43,265
Change in fair value of derivatives (Note 11)	927	(40)
Other income / (expense)	209	(712)
Loss before tax	(17,383)	(20,063)
Credit / (provision) for income taxes	3,570	(932)
Net loss	(13,813)	(20,995)
Net loss / (income) attributable to noncontrolling interests	421	(119)
Net loss attributable to CME Ltd.	$(13,392)	$(21,114)

Net loss	(13,813)	(20,995)
Currency translation adjustment	67,090	108,395
Comprehensive income	$53,277	$87,400
Comprehensive loss / (income) attributable to noncontrolling interests	427	(599)
Comprehensive income attributable to CME Ltd.	$53,704	$86,801

	For the Three Months Ended March 31,
	2012	2011
PER SHARE DATA (Note 15):
Net loss per share:
Net loss attributable to CME Ltd. – Basic	$(0.21)	$(0.33)
Net loss attributable to CME Ltd. – Diluted	$(0.21)	$(0.33)

Weighted average common shares used in computing per share amounts (000’s):
Basic	64,393	64,369
Diluted	64,393	64,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2011	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	1,087	—	—	—	1,087
Dividends	—	—	—	—	—	—	—	(487)	(487)
Other	—	—	—	—	(227)	—	—	—	(227)
Net loss	—	—	—	—	—	(13,392)	—	(421)	(13,813)
Currency translation adjustment	—	—	—	—	—	—	67,096	(6)	67,090
BALANCE March 31, 2012	56,892,114	$4,551	7,500,936	$600	$1,405,508	$(439,094)	$84,691	$15,336	$1,071,592

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	1,521	—	—	—	1,521
Repurchase of 2013 Convertible Notes	—	—	—	—	(6,742)	—	—	—	(6,742)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	9,380	—	—	—	9,380
Reclassification of capped call options	—	—	—	—	9,971	(9,971)	—	—	—
Stock options exercised	1,000	—	—	—	17	—	—	—	17
Dividends	—	—	—	—	—	—	—	(358)	(358)
Net (loss) / income	—	—	—	—	—	(21,114)	—	119	(20,995)
Currency translation adjustment	—	—	—	—	—	—	107,915	480	108,395
BALANCE March 31, 2011	56,879,489	$4,550	7,490,936	$599	$1,391,950	$(264,903)	$185,660	$21,114	$1,338,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,813)	$(20,995)
Adjustments to reconcile net loss to net cash generated from / (used in) operating activities:
Depreciation and amortization	29,144	28,633
Amortization of program rights	59,566	58,727
Loss on extinguishment of debt	—	21,556
Loss on disposal of fixed assets	117	534
Stock-based compensation (Note 14)	1,087	1,521
Change in fair value of derivatives (Note 11)	(927)	40
Foreign currency exchange gain, net	(23,394)	(43,265)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	12,514	38,621
Accounts payable and accrued liabilities	14,945	(229)
Program rights	(112,751)	(91,956)
Other assets	(2,246)	(350)
Accrued interest	(4,958)	(10,804)
Income taxes payable	544	(848)
Deferred revenue	7,746	38,658
Deferred taxes	(6,407)	(2,099)
VAT and other taxes payable	5,768	12,428
Net cash (used in) / generated from operating activities	(33,065)	30,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,339)	(5,590)
Disposal of property, plant and equipment	162	94
Investments in subsidiaries, net of cash acquired	—	(897)
Net cash used in investing activities	(7,177)	(6,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	—	(26,252)
Payment on exchange of Convertible Notes	—	(27,132)
Debt issuance costs	(811)	(1,837)
Proceeds from credit facilities	3,248	4,533
Payment of credit facilities and capital leases	(3,688)	(6,536)
Proceeds from exercise of stock options	—	17
Net cash used in financing activities	(1,251)	(57,207)

Impact of exchange rate fluctuations on cash	5,139	6,146

Net decrease in cash and cash equivalents	(36,354)	(27,282)
CASH AND CASH EQUIVALENTS, beginning of period	186,386	244,050
CASH AND CASH EQUIVALENTS, end of period	$150,032	$216,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating leading broadcast, production and distribution, and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. At March 31, 2012, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our production and distribution business, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 31 television channels primarily in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, and four other channels, BTV CINEMA, BTV COMEDY, RING.BG and BTV ACTION, as well as BTV LADY, a female-oriented cable channel, which was launched on January 28, 2012. We also own several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria Broadcast operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction is not yet complete. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels, NOVA CINEMA, NOVA SPORT and MTV CZECH.

Romania

We operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO and MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU. On April 15, 2012, we launched an additional channel in Romania, ACASA GOLD, which is a female-oriented cable channel.

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

New Media

We own and operate more than 75 websites across our markets in addition to our video-on-demand service, Voyo, with two principal objectives: to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast segment.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere and operates a series of news portals, ranging from general information to sports or niche sites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

Voyo is an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows. During the first three months of 2012, Voyo completed the introduction of a subscription based video-on-demand service in all of its regions, carrying premium locally produced productions as well as hundreds of local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC") on February 22, 2012 as amended by our Form 10-K/A filed with the SEC on April 20, 2012. Our significant accounting policies have not changed since December 31, 2011, except as noted below.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP for complete financial statements.  The condensed consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

On January 1, 2012, we adopted guidance issued in June 2011, which gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Our condensed consolidated financial statements already presented the components of net income and other comprehensive income in two separate but consecutive statements. In December 2011, additional guidance was released deferring the requirement to present reclassifications out of accumulated other comprehensive income.

Program Rights

Purchased program rights

The costs incurred to acquire program rights are capitalized and amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, we apply an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For programming that is not advertising supported, each program's costs are amortized on a straight-line basis over the license period. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run.

During the third quarter of 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. The impact of this change is a lower amortization charge of approximately US$ 1.8 million for the three months ended March 31, 2012. Had we continued with our estimate to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run from January 1, 2012 to March 31, 2012 our net loss attributable to CME Ltd., basic net loss per common share and diluted net loss per common share would have been US$ (15.2) million, US$ (0.24) and US$ (0.24), respectively, for the three months ended March 31, 2012.

Goodwill

On January 1, 2012, we adopted guidance issued in September 2011 to simplify how entities test goodwill for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The adoption of this guidance will impact how we perform our goodwill testing, but not the amount of impairment recognized in the financial statements if goodwill is found to be impaired.

Financial Instruments

On January 1, 2012, we adopted guidance issued in May 2011, which represents clarifications of common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. It also includes instances where a particular principle or requirement for measuring fair value has changed. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, but did result in additional disclosure.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on our condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at March 31, 2012 and December 31, 2011 is summarized as follows:

	Gross Balance, December 31, 2011	Accumulated Impairment Losses	Balance, December 31, 2011	Foreign Currency	Balance, March 31, 2012	Accumulated Impairment Losses	Gross Balance, March 31, 2012
Broadcast segment:
Bulgaria	$176,394	$(117,460)	$58,934	$1,900	$60,834	$(117,460)	$178,294
Croatia	11,116	(10,454)	662	23	685	(10,454)	11,139
Czech Republic	862,457	—	862,457	66,078	928,535	—	928,535
Romania	62,078	—	62,078	1,122	63,200	—	63,200
Slovak Republic	56,575	—	56,575	1,823	58,398	—	58,398
Slovenia	18,321	—	18,321	590	18,911	—	18,911
Media Pro Entertainment segment:
Fiction and reality and entertainment	17,502	—	17,502	393	17,895	—	17,895
Production services	11,028	(11,028)	—	—	—	(11,028)	11,028
Distribution	18,664	—	18,664	416	19,080	—	19,080
Total	$1,234,135	$(138,942)	$1,095,193	$72,345	$1,167,538	$(138,942)	$1,306,480

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at March 31, 2012 and December 31, 2011 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195
Reclassifications	(51,800)	51,800	—	—	—	—
Amortization	—	(9,864)	—	(2,254)	(365)	(12,483)
Foreign currency movements	—	15,337	4,661	2,614	420	23,032
Balance, March 31, 2012	$—	$337,483	$131,306	$74,706	$5,249	$548,744

Until December 31, 2011, our broadcast licenses in Croatia, Romania and Slovenia were determined to have indefinite lives and were subject to annual impairment reviews.  Due to the change in estimates discussed below, these balances were reclassified from indefinite-lived to amortized on January 1, 2012. The indefinite-lived licenses were not impaired as at January 1, 2012. Prior to December 31, 2011, the licenses in Bulgaria were determined to have an estimated economic useful life of, and were amortized on a straight-line basis over, twenty-four years.  Licenses in the Czech Republic were determined to have an economic useful life of, and were amortized on a straight-line basis over, twenty years.  The license in the Slovak Republic was determined to have an economic useful life of, and was amortized on a straight-line basis over, thirteen years.

We revised our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012, and now amortize the remaining balances on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: twelve years in Bulgaria, thirteen years in the Czech Republic, three years in Romania, eight years in the Slovak Republic, and ten years in Slovenia. The license in Croatia was previously written down to a nominal value. The impact of this change in estimates is a higher amortization charge of approximately US$ 5.3 million recorded during the three months ended March 31, 2012, or US$ 0.08 and US$ 0.08 per basic common share and diluted common share, respectively.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Gross value	$593,818	$514,641
Accumulated amortization	(176,380)	(154,891)
Net book value of amortized intangible assets	417,438	359,750
Indefinite-lived broadcast licenses and trademarks	131,306	178,445
Total broadcast licenses and other intangible assets, net	$548,744	$538,195

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	March 31, 2012	December 31, 2011
Senior debt	$1,275,728	$1,243,207
Total credit facilities and capital leases	87,827	81,162
Total long-term debt and other financing arrangements	1,363,555	1,324,369
Less current maturities	(123,918)	(1,058)
Total non-current long-term debt and other financing arrangements	$1,239,637	$1,323,311

Senior Debt

Our senior debt comprised the following as of March 31, 2012 and December 31, 2011:

	Carrying Value		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
USD 129.7 million 2013 Convertible Notes	$122,843	$121,230	$126,030	$117,926
EUR 148.0 million 2014 Floating Rate Notes	197,669	191,497	177,902	141,708
USD 261.0 million 2015 Convertible Notes	225,391	223,341	202,355	163,276
EUR 374.6 million 2016 Fixed Rate Notes	502,773	487,176	476,551	373,215
EUR 170.0 million 2017 Fixed Rate Notes	227,052	219,963	236,418	206,765
	$1,275,728	$1,243,207	$1,219,256	$1,002,890

Convertible Notes

2013 Convertible Notes

On March 10, 2008, we issued US$ 475.0 million of 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”), which mature on March 15, 2013.  During 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”). The exchanging holders of the 2013 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million. We also repurchased US$ 49.5 million aggregate principal amount of our 2013 Convertible Notes for US$ 47.4 million including accrued interest in September 2011, and US$ 34.8 million aggregate principal amount for US$ 30.7 million plus accrued interest in October 2010.

Interest on the 2013 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2013 Convertible Notes as at March 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price. This measurement of estimated fair value uses Level 1 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2013 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by our wholly owned subsidiaries CME Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.

Prior to December 15, 2012, the 2013 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2013 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2013 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2013 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2012, the 2013 Convertible Notes could not be converted.  In addition, the holders of the 2013 Convertible Notes have the right to put the 2013 Convertible Notes to us for cash equal to the aggregate principal amount of the 2013 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

As at March 31, 2012, we had capped call options over 2,940,477 shares of our Class A common stock, 1,583,333 shares from BNP Paribas (“BNP”), and 1,357,144 shares from Deutsche Bank Securities Inc. (“DB”). The amount of shares corresponded to the number of shares of our Class A common stock that we would be entitled to receive on a conversion of the 2013 Convertible Notes at the initial conversion price if we elected to settle the capped call options solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

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

We recorded adjustments to equity during 2011 totaling US$ 17.3 million in respect of the portion of the capped call options that were no longer exercisable following the privately negotiated exchange transactions. Subsequent to the exchange transactions, current shareholders would not suffer dilution to their shareholding until the price of shares of our Class A common stock reaches US$ 151.20 per share. This calculation is based on a number of assumptions, including that we would exercise all capped call options simultaneously, we would continue with our election to receive shares of our Class A common stock on the exercise of the capped call options, and no event that would result in an adjustment to the conversion rate of value of the options would have occurred.

At March 31, 2012, the 1,706,343 remaining capped call options could not be exercised because no conversion of 2013 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at March 31, 2012 was US$ nil.

We separately account for the liability and equity components of the 2013 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$129,660	$(8,430)	$121,230	$102,369
Amortization of debt issuance discount	—	1,613	1,613	—
BALANCE March 31, 2012	$129,660	$(6,817)	$122,843	$102,369

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

2015 Convertible Notes

During 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 2015 Convertible Notes.  The 2015 Convertible Notes mature on November 15, 2015.

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2015 Convertible Notes as at March 31, 2012 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those companies.

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at March 31, 2012, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control, certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$261,034	$(37,693)	$223,341	$11,907
Amortization of debt issuance discount	—	2,050	2,050	—
BALANCE March 31, 2012	$261,034	$(35,643)	$225,391	$11,907

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

Floating Rate Notes

On May 16, 2007, we issued EUR 150.0 million of Floating Rate Senior Notes due 2014 (the “2014 Floating Rate Notes”) which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at March 31, 2012 was 3.31%). The 2014 Floating Rate Notes mature on May 15, 2014.  In 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our 2014 Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

Interest on the 2014 Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at March 31, 2012 and December 31, 2011 was equal to the outstanding debt multiplied by the traded market price. This measurement of estimated fair value uses Level 1 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2014 Floating Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2014 Floating Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see Note 19, “Indenture Covenants”).

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

Fixed Rate Notes

2016 Fixed Rate Notes

On September 17, 2009, we issued EUR 200.0 million of 11.625% senior notes due 2016 at an issue price of 98.261%, and on September 29, 2009, we issued an additional EUR 240.0 million tranche of 11.625% senior notes due 2016 at an issue price of 102.75% (collectively, the "2016 Fixed Rate Notes"). The 2016 Fixed Rate Notes mature on September 15, 2016.  In 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest.

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at March 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 1 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2016 Fixed Rate Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those subsidiaries as well as an assignment of certain contractual rights.  The terms of our 2016 Fixed Rate Notes restrict the manner in which our business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 19, “Indenture Covenants”).

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

2017 Fixed Rate Notes

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 227.1 million) of 9.0% Senior Secured Notes due 2017 (the “2017 Fixed Rate Notes”, and collectively with the 2014 Floating Rate Notes and 2016 Fixed Rate Notes, the “Senior Notes”). The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at March 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 1 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2017 Fixed Rate Notes are secured senior obligations of CET 21 and rank equally with CET 21’s obligations under the Secured Revolving Credit Facility (defined below). The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 19, “Indenture Covenants”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at March 31, 2012 and December 31, 2011:

		March 31, 2012	December 31, 2011
Credit facilities	(a) – (d)	$83,334	$77,464
Capital leases		4,493	3,698
Total credit facilities and capital leases		87,827	81,162
Less current maturities		(1,075)	(1,058)
Total non-current credit facilities and capital leases		$86,752	$80,104

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

As at March 31, 2012, we had deposits of US$ 25.6 million in and drawings of US$ nil on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2011, we had deposits of US$ 37.0 million in and drawings of US$ nil on the BMG cash pool.

(b) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 81.0 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period (the applicable rate at March 31, 2012 and December 31, 2011 was 6.24% and 5.97%, respectively). The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 40.5 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 may be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions. Drawings on the Secured Revolving Credit Facility amounted to CZK 1.5 billion (approximately US$ 81.0 million) as of March 31, 2012 and December 31, 2011. As of March 31, 2012, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal under the Secured Revolving Credit Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

(c) As at March 31, 2012, and December 31, 2011, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 16.2 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(d) At March 31, 2012, Media Pro Entertainment had an aggregate principal amount of RON 7.1 million (approximately US$ 2.2 million) (December 31, 2011, RON 7.4 million, approximately US$ 2.3 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At March 31, 2012, we had 12 loans outstanding with the CNC with maturity dates ranging from 2012 to 2020. The carrying amounts at March 31, 2012 and December 31, 2011 are net of a fair value adjustment of US$ 1.1 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At March 31, 2012, the maturity of our Senior Debt and credit facilities was as follows:

2012	$80
2013	129,717
2014	238,625
2015	301,529
2016	500,314
2017 and thereafter	229,884
Total Senior Debt and credit facilities	1,400,149
Net discount	(41,087)
Carrying value of Senior Debt and credit facilities	$1,359,062

As at March 31, 2012, we had US$ 129.7 million in principal amount of 2013 Convertible Notes due for payment on March 15, 2013 and believe that our financial resources are sufficient to meet this and other obligations (see Note 20, "Subsequent Events").

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2012:

2012	$974
2013	1,101
2014	740
2015	604
2016	369
2017 and thereafter	1,201
Total undiscounted payments	4,989
Less: amount representing interest	(496)
Present value of net minimum lease payments	$4,493

5.  PROGRAM RIGHTS

Program rights comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Program rights:
Acquired program rights, net of amortization	$297,152	$266,884
Less: current portion of acquired program rights	(112,710)	(101,741)
Total non-current acquired program rights	184,442	165,143
Produced program rights – Feature Films:
Released, net of amortization	3,941	3,197
Completed and not released	924	776
In production	138	708
Development and pre-production	366	279
Produced program rights – Television Programs:
Released, net of amortization	84,002	70,383
Completed and not released	2,519	9,136
In production	14,803	12,457
Development and pre-production	4,733	4,138
Total produced program rights	111,426	101,074
Total non-current acquired program rights and produced program rights	$295,868	$266,217

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Unrelated customers	$199,684	$204,747
Less: allowance for bad debts and credit notes	(14,609)	(13,555)
Related parties	1,112	1,020
Less: allowance for bad debts and credit notes	—	(55)
Total accounts receivable	$186,187	$192,157

At March 31, 2012, CZK 312.7 million (approximately US$ 16.9 million) (December 31, 2011: CZK 719.9 million, approximately US$ 38.9 million), of receivables were pledged as collateral under the Secured Revolving Credit Facility, the 2017 Fixed Rate Notes and the factoring agreement.  Of this amount, CZK 227.0 million (approximately US$ 12.3 million) (December 31, 2011: CZK 545.8 million, approximately US$ 29.5 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 4, “Long-Term Debt and Other Financing Arrangements”).

7.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Current:
Prepaid acquired programming	$27,379	$23,479
Other prepaid expenses	11,007	9,422
Deferred tax	8,022	3,893
Capitalized debt costs	5,174	5,023
VAT recoverable	3,553	6,857
Inventory	5,583	5,226
Income taxes recoverable	2,072	2,632
Restricted cash	413	381
Other	1,075	1,092
Total other current assets	$64,278	$58,005

	March 31, 2012	December 31, 2011
Non-current:
Capitalized debt costs	$20,661	$19,350
Deferred tax	4,224	4,232
Other	3,133	2,926
Total other non-current assets	$28,018	$26,508

Capitalized debt costs primarily comprise the costs incurred in connection with the issuance of our Senior Notes and Convertible Notes (see Note 4, “Long-Term Debt and Other Financing Arrangements”), and are being amortized over the term of the Senior Notes and Convertible Notes using either the straight-line method, which approximates the effective interest method, or the effective interest method.

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Land and buildings	$166,795	$160,183
Machinery, fixtures and equipment	211,419	197,047
Other equipment	34,172	31,970
Software licenses	42,083	39,993
Construction in progress	19,353	17,894
Total cost	473,822	447,087
Less: Accumulated depreciation	(253,945)	(229,720)
Total net book value	$219,877	$217,367

Assets held under capital leases (included in the above)
Land and buildings	$4,654	$4,508
Machinery, fixtures and equipment	3,929	3,146
Total cost	8,583	7,654
Less: Accumulated depreciation	(2,664)	(2,720)
Net book value	$5,919	$4,934

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2012 and 2011 is comprised of:

	For the Three Months Ended March 31,
	2012	2011
Opening balance	$217,367	$250,902
Cash additions	7,339	5,590
Disposals	(279)	(628)
Depreciation	(11,075)	(14,300)
Foreign currency movements	6,947	21,714
Other movements	(422)	777
Ending balance	$219,877	$264,055

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts payable	$36,962	$47,676
Related party accounts payable	1,135	1,955
Programming liabilities	36,154	32,532
Related party programming liabilities	60,147	68,573
Duties and other taxes payable	15,946	13,462
Accrued staff costs	25,937	24,532
Accrued interest payable	19,150	24,108
Income taxes payable	1,312	1,379
Accrued production costs	6,536	4,303
Accrued legal contingencies and professional fees	2,678	3,409
Authors’ rights	5,312	6,367
Other accrued liabilities	19,373	11,752
Total accounts payable and accrued liabilities	$230,642	$240,048

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Current:
Deferred revenue	$19,138	$10,977
Deferred tax	1,001	1,094
Derivative liabilities	1,683	2,375
Other	491	23
Total other current liabilities	$22,313	$14,469

	March 31, 2012	December 31, 2011
Non-current:
Deferred tax	$76,273	$74,672
Related party programming liabilities	8,025	9,363
Derivative liabilities	506	694
Other	346	212
Total other non-current liabilities	$85,150	$84,941

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt (as defined therein) is included in Note 4, “Long-Term Debt and Other Financing Arrangements”.

At March 31, 2012, we had the following currency and interest rate swap agreements carried at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Other” section below), which is carried at fair value using significant level 3 inputs:

Currency Risk

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 577.7 million), payable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 502.1 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduce our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponds to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 4, “Long-Term Debt and Other Financing Arrangements”). These financial instruments are used to minimize currency risk and are considered an economic hedge of foreign exchange rates.  These instruments have not been designated as hedging instruments, and so changes in their fair value are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other current liabilities.

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

The fair value of these instruments as at March 31, 2012 was a US$ 1.7 million liability which represented a net decrease of US$ 0.7 million from the US$ 2.4 million liability as at December 31, 2011. This change was recognized as a derivative gain in the condensed consolidated statement of operations amounting to US$ 0.7 million.

The fair value of the liability on April 15, 2012, immediately prior to the final payments being made and received, was US$ 1.7 million.  There will be no impact on earnings from this instrument subsequent to April 15, 2012.

Interest Rate Risk

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and CSAS, expiring in April 2013, to reduce the impact of changing interest rates on our floating rate debt that is denominated in CZK.  The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and in the condensed consolidated balance sheet in other non-current liabilities.

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

The fair value of the interest rate swap as at March 31, 2012, was a US$ 0.5 million liability, which represented a net decrease of US$ 0.2 million from the US$ 0.7 million liability as at December 31, 2011, which was recognized as a derivative gain in the condensed consolidated statement of operations amounting to US$ 0.2 million.

Other

We issued a call option to Top Tone Holdings in 2010 in connection with the restructuring of our Bulgarian Broadcast operations. We used a binomial option pricing model to value the call option liability at US$ 3.0 million as at April 19, 2010, the date we acquired the bTV group. The option was allocated to level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in the valuation model.

The fair value of the call option as at March 31, 2012 and December 31, 2011 was US$ nil because the option strike price is the fair value of the equity in CME Bulgaria B.V. There will be no further changes in the carrying value of the option liability.

Top Tone Holdings exercised the call option earlier this year, which will increase its noncontrolling interest in CME Bulgaria. The closing of this transaction is not yet complete.

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at March 31, 2012 and December 31, 2011. None were issued and outstanding as at March 31, 2012 and December 31, 2011.

Class A and B Common Stock

100,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2012 and December 31, 2011. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

In connection with the acquisition of Media Pro Entertainment in December 2009, we issued warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six year period at a price of US$ 21.75 per share, to Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our President and Chief Executive Officer, and a member of our Board of Directors.

There were approximately 7.5 million shares of Class B common stock and 56.9 million shares of Class A common stock outstanding at March 31, 2012.

13.  INTEREST EXPENSE

Interest expense comprised the following for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Interest on Senior Notes	$21,192	$22,547
Interest on Convertible Notes	4,397	4,221
Interest on capital leases and other financing arrangements	1,454	993
	27,043	27,761

Amortization of capitalized debt issuance costs	1,223	1,975
Amortization of issuance discount	3,558	4,747
Loss on extinguishment of debt	—	21,556
	4,781	28,278
Total interest expense	$31,824	$56,039

The loss on extinguishment of debt comprised the following for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Refinance of 2013 Convertible Notes	$—	$19,167
Repurchase of 2016 Fixed Rate Notes	—	2,389
Total	$—	$21,556

14.  STOCK-BASED COMPENSATION

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2012	2011
Stock-based compensation charged	$1,087	$1,521
Income tax benefit recognized	—	—

A summary of option activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,901,687	$32.86	4.49	$71
Forfeited	(489,625)	35.84
Outstanding at March 31, 2012	2,412,062	$32.25	4.73	$81
Vested or expected to vest	2,293,953	32.73	4.63	81
Exercisable at March 31, 2012	1,437,810	$38.31	3.70	$81

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.3 million at January 1, 2012. In the three months ended March 31, 2012 and 2011, tax benefits of US$ nil and US$ nil, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.3 million and US$ nil of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending March 31, 2012 and 2011, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2012 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as of March 31, 2012. This amount changes based on the fair value of our common stock.  As of March 31, 2012, there was US$ 7.7 million of total unrecognized compensation expense related to options.

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2012	2011
Net loss attributable to CME Ltd.	$(13,392)	$(21,114)

Weighted average outstanding shares of common stock	64,393	64,369
Dilutive effect of employee stock options	—	—
Common stock and common stock equivalents	64,393	64,369

Net loss per share:
Basic	$(0.21)	$(0.33)
Diluted	$(0.21)	$(0.33)

At March 31, 2012, 3,418,413 (December 31, 2011: 3,763,481) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at March 31, 2012.

16.  SEGMENT DATA

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

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Net revenues	2012	2011
Broadcast:
Bulgaria	$18,928	$19,337
Croatia	11,873	12,511
Czech Republic	51,698	57,706
Romania	31,199	34,354
Slovak Republic	18,635	19,090
Slovenia	14,464	14,519
Total Broadcast	146,797	157,517
Media Pro Entertainment	43,405	40,179
New Media	3,679	2,621
Intersegment revenues (1)	(26,448)	(27,545)
Total net revenues	$167,433	$172,772

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

	For the Three Months Ended March 31,
OIBDA	2012	2011
Broadcast:
Bulgaria	$(1,102)	$162
Croatia	1,021	(332)
Czech Republic	20,194	22,668
Romania	1,895	3,449
Slovak Republic	(457)	(2,506)
Slovenia	2,777	3,214
Divisional operating costs	(1,450)	(507)
Total Broadcast	22,878	26,148
Media Pro Entertainment	1,671	724
New Media	(1,448)	(1,601)
Central	(8,241)	(9,846)
Elimination	(800)	(1,179)
Total OIBDA	$14,060	$14,246

Reconciliation to condensed consolidated statement of operations:	For the Three Months Ended March 31,
	2012	2011
Total OIBDA	$14,060	$14,246
Depreciation of property, plant and equipment	(11,880)	(14,284)
Amortization of intangible assets	(12,483)	(7,627)
Operating loss	(10,303)	(7,665)
Interest expense, net	(31,610)	(54,911)
Foreign currency exchange gain, net	23,394	43,265
Change in fair value of derivatives	927	(40)
Other income / (expense)	209	(712)
Credit / (provision) for income taxes	3,570	(932)
Net loss	$(13,813)	$(20,995)

We do not rely on any single major customer or group of major customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At March 31, 2012, we had total commitments of US$ 337.7 million (December 31, 2011: US$ 361.8 million) in respect of our broadcast and distribution operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$337,672	$135,507	$170,220	$31,945	$—

b) Operating Lease Commitments

For the three months ended March 31, 2012 and 2011, we incurred aggregate rent expense on all facilities of US$ 2.2 million and US$ 2.9 million, respectively.  Future minimum operating lease payments at March 31, 2012 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

March 31, 2012
2012	$4,644
2013	3,763
2014	3,163
2015	1,882
2016	1,509
2017 and thereafter	9,177
Total	$24,138

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 16.2 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at March 31, 2012 and December 31, 2011, there were no drawings under this facility (see also Note 4, “Long-term Debt and Other Financing Arrangements” and Note 6, “Accounts Receivable”).

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

d) Call option

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction is not yet complete. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

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

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC (see Note 4, “Long-Term Debt and Other Financing Arrangements”) over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the 2013 Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

On March 14, 2011, Lehman Brothers filed an objection to our bankruptcy claim, contending that our claim is worth US$ 14.7 million. On April 12, 2011, a response was filed with the bankruptcy court reasserting our claim of US$ 19.9 million.

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

Related Party Transactions

Adrian Sarbu

	For the Three Months Ended March 31,
	2012	2011
Purchases of services	$1,090	$1,157
Sales	361	176

	As at March 31,	As at December 31,
	2012	2011
Accounts payable	$573	$512
Accounts receivable	861	765

Time Warner

	For the Three Months Ended March 31,
	2012	2011
Purchases of programming	$8,205	$4,605
Sales	100	20

	As at March 31,	As at December 31,
	2012	2011
Accounts payable	$68,021	$78,016
Accounts receivable	137	159

19. INDENTURE CONVENANTS

Under the terms of the indentures governing the 2014 Floating Rate Notes, the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes (the “2014 Indenture”, the “2016 Indenture” and the “2017 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2014 Indenture and 2016 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2017 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2017 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As of March 31, 2012, our Unrestricted Subsidiaries consisted of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. As at March 31, 2012, our Coverage Ratio was below 2.0 times. Therefore, our Restricted Subsidiaries are restricted from making payments or investments in total of more than EUR 80.0 million (approximately US$ 106.8 million) to our Unrestricted Subsidiaries. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of March 31, 2012, there was US$ 1.4 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Below is selected financial information for CME Ltd., its Restricted Subsidiaries and its Unrestricted Subsidiaries as required by the 2014 Indenture, the 2016 Indenture, the 2017 Indenture, and the 2015 Indenture:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2012
Net revenues	$167,433	$—	$—	$167,433
Depreciation of property, plant and equipment	11,075	—	—	11,075
Amortization of broadcast licenses and other intangibles	12,483	—	—	12,483
Operating loss	(10,299)	(4)	—	(10,303)
Net loss attributable to CME Ltd.	$(12,918)	$(474)	$—	$(13,392)

Consolidated Balance Sheet:
	As at March 31, 2012
Cash and cash equivalents	$148,598	$1,434	$—	$150,032
Third Party Debt (1)	1,363,555	—	—	1,363,555
Total assets	2,804,740	1,434	(32,922)	2,773,252
Total CME Ltd. shareholders' equity	$1,059,143	$793	$(3,680)	$1,056,256

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended March 31, 2011
Net revenues	$171,623	$1,149	$—	$172,772
Depreciation of property, plant and equipment	12,635	782	—	13,417
Amortization of broadcast licenses and other intangibles	7,627	—	—	7,627
Operating loss	(4,116)	(3,549)	—	(7,665)
Net loss attributable to CME Ltd.	$(14,660)	$(6,454)	$—	$(21,114)

Consolidated Balance Sheet:
	As at December 31, 2011
Cash and cash equivalents	$184,935	$1,451	$—	$186,386
Third Party Debt (1)	1,324,369	—	—	1,324,369
Total assets	2,864,664	1,451	(184,346)	2,681,769
Total CME Ltd. shareholders' equity	$1,183,974	$1,327	$(183,609)	$1,001,692

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd consolidated group.

20. SUBSEQUENT EVENTS

On April 30, 2012, we announced a cash tender for up to US$ 129.7 million aggregate principal amount of our 2013 Convertible Notes and a cash tender for the Euro equivalent of up to US$ 170 million aggregate principal amount of our 2014 Floating Rate Notes and 2016 Fixed Rate Notes. In connection with the cash tenders, we entered into a Term Loan Facilities Credit Agreement (the “TW Credit Agreement”) with Time Warner, a Subscription and Equity Commitment Agreement (the “Equity Commitment Agreement”) with Time Warner Media Holdings B.V. (“TW Investor”), and a Subscription Agreement (the “RSL Subscription Agreement”) with RSL Capital LLC (“RSL Investor”), an affiliate of Ronald S. Lauder, for purposes of funding these tenders, as reported in our Current Report on Form 8-K filed with the SEC on April 30, 2012 (the “Form 8-K”).

Under the TW Credit Agreement, Time Warner has agreed to loan an aggregate principal amount of US$ 300 million to the Company in three tranches (the “TW Loans”), with the amounts we can draw upon for each tranche corresponding to the amount of our 2013 Convertible Notes, our 2014 Floating Rate Notes or our 2016 Fixed Rate Notes, as applicable, accepted for purchase by us. For the first 180 days after the applicable disbursement date, the 2013 Convertible Notes tranche will bear the same interest rate as the 2013 Convertible Notes (3.5% per annum); the 2014 Floating Rate Notes tranche will bear the same interest rate as the 2014 Floating Rate Notes (Euribor plus 1.625% per annum); and the 2016 Fixed Rate Notes tranche will bear the same interest rate as the 2016 Fixed Rate Notes (11.625% per annum). The maturity date of each tranche of TW Loans will correspond to the maturity date of the notes for which the loan is drawn. We can repay the TW Loans at any time, including from the proceeds of any equity offerings. During this period, if we make any equity offerings and do not use the net cash proceeds to repay the TW Loans, the interest under the notes will increase to 15% per annum for the 2013 Convertible Notes, 20% per annum for the 2014 Floating Rate Notes and 20% per annum for the 2016 Fixed Rate Notes. After the 180th day following the drawing of each tranche of the TW Loans, the interest rate on the outstanding tranche will be between 9% and 20%, depending on the amount and tranche of TW Loans outstanding on such date.

Pursuant to the Equity Commitment Agreement and the RSL Subscription Agreement, we have agreed to issue at a price of US$ 7.51 per share (the “Purchase Price”), (i) to TW Investor, the number of shares of our Class A common stock to increase TW Investor's ownership to 40% on a diluted basis (but at least 9.5 million shares) and (ii) 2 million shares of Class A common stock to RSL Investor. “Diluted basis” is calculated based on the Company's outstanding shares of capital stock, options, warrants and other securities convertible into, or exercisable or exchangeable for, the Company's equity interests but would not include the shares of Class A common stock into which the Company's outstanding 2013 Convertible Notes and 2015 Convertible Notes are convertible from time to time. The Purchase Price is equal to the Company's volume-weighted average closing share price on the Nasdaq Global Select Market for the 20 trading days immediately preceding the signing of the Equity Commitment Agreement. In addition, TW Investor has the right to purchase shares of Class A common stock in connection with public or private equity offerings by us in order to to maintain its 40% ownership interest on a diluted basis. TW Investor has agreed to exercise its preemptive rights in connection with any equity transactions we may undertake during the 180 day period following the date of the first drawing of the TW Loans, or, if earlier, their repayment. TW Investor has the right to purchase shares in such transactions at the lesser of US$ 7.51 per share and the offering price. Proceeds from the subscription of shares by TW Investor and RSL Investor, will reduce the amounts drawn under or may be applied toward the repayment of the TW Credit Agreement. In the event any amounts remain outstanding under the TW Credit Agreement 180 days after the initial drawing, we have the option to sell to TW Investor, and TW Investor has the right to acquire from us, additional shares of Class A common stock (or securities convertible into Class A common stock) that may increase Time Warner's ownership in CME up to 49.9% and the proceeds of which will be applied to reduce or repay amounts outstanding under the TW Credit Agreement at such time.

We, TW Investor and RSL Investor have entered into an amendment to the Investor Rights Agreement dated May 18, 2009 among the Company, TW Investor, RSL Investor and their affiliates, which shall: (i) prevent us from issuing any equity securities other than Class A common stock, equity securities convertible into Class A common stock under options plans and warrants and equity securities to be issued in the transactions described herein, (ii) prevent us from issuing any indebtedness, or amending the terms of any existing indebtedness, pursuant to which the having or acquiring of beneficial ownership of any amount or percentage of securities of CME Ltd. by TW Investor would result in a breach, default, fundamental change, change of control, triggering of special rights, acceleration or any similar event, (iii) grant RSL Investor the right to purchase shares to maintain a 4.7% pro rata interest in the Company in connection with Class A common stock offerings for cash we may undertake during the period ending 180 days after the date of the first drawing of the TW Loans, (iv) until the conclusion of the first annual general meeting of the Company following the termination of the Irrevocable Voting Deed and Corporate Representative Appointment dated May 18, 2009 by and among the Company, TW Investor and RSL Savannah LLC ("the Voting Agreement"), require the Company to nominate two Board nominees designated by TW Investor and (v) require the RSL Investor and TW Investor to convert all shares of Class B common stock held by them and their affiliates into shares of Class A common stock on a one-to-one basis at the time the subscription shares are issued to TW Investor. A description of the Investor Rights Agreement is contained in the Company's current report on Form 8-K filed with the SEC on March 22, 2009. The Investor Rights Agreement and the Voting Agreement were previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

For additional information on the transactions described above, please see the Form 8-K.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; the extent to which our debt service obligations restrict our business; decreases in TV advertising spend and the rate of development of the advertising markets in the countries in which we operate; the successful completion of the financing transactions with Time Warner, Inc. and the cash tenders for certain of our outstanding indebtedness; our ability to make future investments in television broadcast operations; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to develop and acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a media and entertainment company operating broadcasting, content and new media businesses in Central and Eastern Europe.

The following tables provide a summary of our consolidated results for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, (US$ 000's)
	2012	2011	Movement
Net revenues	$167,433	$172,772	(3.1)%
Cost of revenues	(150,408)	(150,730)	0.2%
Selling, general and administrative expenses	(27,328)	(29,707)	8.0%
Operating loss	(10,303)	(7,665)	(34.4)%
Net loss	$(13,813)	$(20,995)	34.2%

Net cash (used in) / generated from operating activities	$(33,065)	$30,172	Nm (2)
Capital expenditures, net	(7,177)	(5,496)	(30.6)%
Free cash flow(1)	$(40,242)	$24,676	Nm (2)
(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.
(2) Number is not meaningful.

Our financial results for the three months ended March 31, 2012 reflect the acquisition of Bontonfilm on June 30, 2011; the initial benefits from the roll-out of Voyo, our subscription video-on-demand service in all our territories; and the impact from the continued general lack of confidence in the growth of the economies in our region. On a constant currency basis, the television advertising spending in our markets declined by 5% in the three months ended March 31, 2012. Despite this contraction in our markets, we currently believe that our 2012 full year OIBDA will grow, when compared to the prior year, even if the current rate of contraction persists for the full fiscal year.

Our negative free cash flow of US$ 40.2 million for the three months ended March 31, 2012, compared to positive free cash flow of US$ 24.7 million for the corresponding  period in 2011, was lower mainly due to a working capital outflow of approximately US$ 50 million. This working capital movement was attributable to an advance collection program implemented in the first quarter of 2011 that generated US$ 47 million of cash receipts from customers that were granted discounts to pay much earlier than our normal terms. Most of this US$ 47 million were accelerated receipts from the second half of 2011. Furthermore, we continued to invest in our content production resulting in higher programming payments. Notwithstanding these working capital and programming outflows in the first quarter of 2012, we remain optimistic and our goal is to deliver positive free cash flow for the full year in 2012.

Index

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

OIBDA and free cash flow, as defined in II. Overview, may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three months ended March 31, 2012 and March 31, 2011.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$146,797	$157,517	(6.8)%	(1.5)%
Media Pro Entertainment	43,405	40,179	8.0%	15.2%
New Media	3,679	2,621	40.4%	47.8%
Intersegment revenues	(26,448)	(27,545)	4.0%	(2.1)%
Total Net Revenues	$167,433	$172,772	(3.1)%	2.5%

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$22,878	$26,148	(12.5)%	(6.4)%
Media Pro Entertainment	1,671	724	130.8%	160.2%
New Media	(1,448)	(1,601)	9.6%	4.5%
Central	(8,241)	(9,846)	16.3%	13.9%
Intersegment elimination	(800)	(1,179)	32.1%	25.5%
Consolidated OIBDA	$14,060	$14,246	(1.3)%	8.8%

Index

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

After adjusting for inflation, we estimate that GDP in our territories grew slightly overall during the three months ended March 31, 2012, but was down from the 1% growth rate reported in the fourth quarter of 2011 following the combination of a slowdown in export growth and ongoing tight fiscal measures in some of the countries in our region. Real private consumption is estimated to have remained flat overall during the three months ended March 31, 2012. On a constant currency basis, television advertising spending in our markets declined by 5% in the three months ended March 31, 2012, with variances ranging from negative 12% in Croatia to positive 6% in the Slovak Republic. In Croatia, the decline in advertising spending was primarily due to a reduction in spending by advertisers in the telecoms industry, while in the Slovak Republic, television advertising spending benefited from additional advertising spending ahead of the parliamentary elections.  A full recovery in our region continues to be stalled by continuing concerns surrounding the level of European sovereign debt, uncertainty about the future of the Euro and a general lack of confidence about economic growth in our countries. All of these issues are contributing to the reluctance of advertisers to spend.

The following table sets out our estimates of real GDP, real private consumption and television advertising market growth / (decline) in our countries for the three months ended March 31, 2012:

	For the Three Months Ended March 31, 2012
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	0.0%	(0.6)%	(3)%
Croatia	(0.5)%	(0.2)%	(12)%
Czech Republic	(0.4)%	(0.9)%	(4)%
Romania*	1.8%	2.0%	(11)%
Slovak Republic	1.9%	(0.6)%	6%
Slovenia	(2.9)%	(1.5)%	0%
Total CME Markets	0.3%	0.0%	(5)%
* Romania market excludes Moldova.
Source: CME estimates

We are continuing our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage.  During the first quarter, we were able to maintain our overall share of the television advertising markets in difficult trading conditions compared to the same period in the previous year.
The Broadcast segment reported a decrease in net revenues of 7% for the three months ended March 31, 2012 compared to the same period in 2011, or a decrease of 2% on a constant currency basis. This decrease in net revenues was primarily due to the continuing difficult conditions that we experienced in the television advertising markets in our region.
Costs charged in arriving at OIBDA for the three months ended March 31, 2012 decreased by 6% compared to the same period in 2011. On a constant currency basis costs decreased 1%, compared to the same period in 2011. The decrease in like-for-like costs in the first quarter of 2012 is consistent with our ability to optimize our costs during the past two financial years. We continue to implement cost efficiencies and we are able to control our local content production, which represents a large proportion of our programming costs. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.
Our Broadcast segment generated OIBDA of US$ 22.9 million for the three months ended March 31, 2012 compared to US$ 26.1 million for the corresponding period in 2011, a decrease of 13%. On a constant currency basis, OIBDA decreased 6%.
Our visibility of full year TV advertising spending is uncertain because advertisers remain cautious to spend early on in the year. Furthermore, the actions taken to significantly compress prices by our competitors in some of our markets has enabled them to increase their market share while at the same time suppressing the growth of the TV advertising market. In the face of these adverse conditions, we believe that it is critical to invest in our audience shares, particularly in the Czech and Slovak Republics, and in Romania where competition is intense, in order to protect our premium pricing model.

We believe that our market leadership and the strength of our existing brands leave us well positioned to face increased competition, and we intend to continue to build on our channel portfolio with an increased focus on pay and subscription TV channels, as well as exploiting our own content on multiple distribution platforms and devices as these new technologies develop.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment is comprised of production and distribution businesses.

Media Pro Entertainment’s revenues for the three months ended March 31, 2012 and 2011 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production and distribution operations.

The Media Pro Entertainment segment reported an increase net revenues of 8% for the three months ended March 31, 2012 compared to the same period in 2011, an increase of 15% on a constant currency basis. We generated approximately US$ 17.5 million (40% of total MPE segment revenues) of our revenues from third parties during the three months ended March 31, 2012, compared to US$ 12.8 million (32% of total MPE segment revenues) during the corresponding period in 2011. The increase in our revenues and the increase in the proportion of our third party revenues primarily reflects our acquisition of Bontonfilm in the second quarter of 2011.

Index

The Media Pro Entertainment segment generated OIBDA of US$ 1.7 million during the three months ended March 31, 2012, compared to US$ 0.7 million in the same period in 2011, an improvement of US$ 0.9 million. On a constant currency basis, OIBDA improved US$ 1.0 million compared to the same period in 2011.

Production

For the three months ended March 31, 2012, we delivered 277 hours of fiction programming to our Broadcast operations compared to 271 hours for the same period in 2011. This programming comprised telenovellas, soap opera shows and comedy series such as 'Lara's Choice' in Croatia, 'Home Wars' in Bulgaria, 'Second Chance' in the Slovak Republic, 'Helena' and ‘The Street’ in the Czech Republic and 'Las Fierbinti' in Romania; and drama series such as ‘Rose Garden Clinic’ in the Czech Republic and the Slovak Republic and 'Bet With Life' in Romania.

We delivered a total of 351 hours of reality and entertainment programming to our Broadcast operations during the three months ended March 31, 2012 compared to 317 hours for the same period in 2011, with shows such as 'Got Talent' and 'Master Chef' in Romania, and 'X Factor' in Slovenia, 'The Voice' and 'Wife Swap' in the Czech and Slovak Republics and 'The Farm' in the Slovak Republic.

The hours delivered by our production operations for the three months ended March 31, 2012 reflects the demand from our Broadcast operations.

Distribution

Our distribution business continues to focus on delivering third party revenues through theatrical and home video distribution. Our theatrical distribution unit maintained its leadership position in Romania with an estimated 32% share of the theatrical market and currently holds an estimated 32% market share in the Czech and Slovak Republics. Most recently, our theatrical distribution unit successfully produced and launched the movie 'Okresni prebor' ('Sunday League') in the Czech Republic, becoming the second most successful locally produced movie ever at the box office in terms of number of admissions in its opening weekend. Our home video distribution unit maintained its leadership position in Romania with an estimated 62% share of the home video market and currently holds an estimated 42% market share in the Czech and Slovak Republics.

The performance of our production and distribution businesses reflect the growing importance of locally-generated content in our markets. New and emerging distribution platforms will present content producers with additional possibilities to diversify their revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional linear broadcasts, to new sources of revenues such as direct response, e-commerce, video on-demand, direct downloads, subscription TV windows, home video exploitation and international sales. In the medium term our markets will complete their switch to digital broadcasting, and alternative strategies for delivering content will become even more important.

MPE is well positioned to develop, produce and distribute our content, presenting us with significant opportunities in the future that will increasingly place a heavy premium on content distributed in new and emerging distribution platforms, supporting our strategy of one content, multiple distribution. We have created a fully integrated production business that leverages creative talent across all of our countries, allowing us to maximize revenues and enabling us to maintain a high output of quality content. Following the integration of Bontonfilm, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania, where we are the market leader. We aim to be the market-leading producer, content aggregator and distributor in all traditional and digital windows throughout the Central and Eastern European region.

New Media

Our New Media segment comprises an internet business in each of our markets. During the three months ended March 31, 2012, we completed the introduction of Voyo, our subscription video-on-demand service, into all of our territories. Voyo delivers premium, locally produced productions as well as many local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios. Following our actions to improve the library of available content and to increase distribution, by the end of the first quarter of 2012, we reached 55,000 subscriptions, an increase from 20,000 subscriptions as of December 31, 2011. Voyo has quickly established itself as the strongest video-on-demand platform in the region and is the future engine of growth for our New Media Division.

Our New Media segment also comprises a websites portfolio in each of our markets, cross-promoted and supported by the large audience of our Broadcast operations. We currently operate over 75 websites and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms.

Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and the number of advertising clients and as a result, to outperform the local internet advertising market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During the three months ended March 31, 2012, we increased the number of average daily non-duplicated unique visitors by 14% year-on-year in the countries where we operate.

On a constant currency basis, internet advertising spending in our markets increased by 6% overall in the three months ended March 31, 2012, with variances ranging from negative 26% in Croatia to positive 19% in the Slovak Republic. The decline of the internet advertising spending in Croatia largely reflects the decline in spending by advertisers in the telecoms industry which also affected the television advertising market in the first quarter.

Index

The following table sets out our estimates of internet advertising market growth / (decline) in our countries for the three months ended March 31, 2012.

Country	For the Three Months Ended March 31, 2012
Bulgaria	15%
Croatia	(26)%
Czech Republic	6%
Romania*	9%
Slovak Republic	19%
Slovenia	6%
Total CME Markets	6%
* Romania market excludes Moldova.
Source: CME estimates

Our New Media segment reported an increase in net revenues for the three months ended March 31, 2012 of 40% compared to the same period in 2011, or 48% on a constant currency basis. We reported an increase in OIBDA for the three months ended March 31, 2012 of US$ 0.2 million compared to the same period in 2011, primarily due to the launch of Voyo in all our territories.

Internet broadband penetration and internet usage continues to show promising signs of growth in 2012 but remains low in most of our markets in comparison to Western European and U.S. markets. We are confident that our actions that led to the current audience and advertising revenue growth in the three months ended March 31, 2012 will enable us to continue to outperform the internet advertising markets in our operating territories in 2012. We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, and that Voyo will be a key factor in building the paid content market in our territories.

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

Recent Developments

We have announced tender offers to purchase up to an aggregate of US$ 300 million of our 2013 Convertible Notes, 2014 Floating Rate Notes and 2016 Fixed Rate Notes (the "Debt Tender Offers").

Additionally, we have entered into a series of agreements with our major shareholders, Time Warner Inc. ("Time Warner") and RSL Capital LLC (“RSL” an affiliate of Ronald Lauder), intended to enable us to fund the Debt Tender Offers. Pursuant to the various agreements:

•	Time Warner has agreed to provide us with a loan facility of up to US$ 300 million (the “TW Loans”), which can only be used by us for the purpose of funding the Debt Tender Offers;

•
Time Warner Media Holdings B.V. (“TWMH” and an affiliate of Time Warner) and RSL have agreed to purchase an aggregate of approximately 11.5 million of our Class A common stock at a price per share of US$ 7.51, which will increase Time Warner's ownership in CME Ltd. to 40% on a diluted basis and RSL's ownership in CME to 6.60%;

•
We can repay the TW Loans at any time, including with proceeds from the subscriptions by TWMH and RSL or any other equity offerings. In the event any TW Loans remain outstanding for 180 days, we have the option to sell to Time Warner, and Time Warner has the right to acquire from us, additional shares of Class A common stock that would generate proceeds to repay the then outstanding principal amount under the TW Loans, subject to certain limitations, that may increase Time Warner's ownership in CME Ltd. up to 49.9%; and

•	Time Warner and Mr. Lauder have agreed to convert all shares of Class B common stock into shares of Class A common stock in connection with the closing of the equity subscription transactions.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three months ended March 31, 2012 and 2011.

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$18,928	$19,337	(2.1)%	1.7%
Croatia	11,873	12,511	(5.1)%	0.0%
Czech Republic	51,698	57,706	(10.4)%	(4.6)%
Romania	31,199	34,354	(9.2)%	(2.6)%
Slovak Republic	18,635	19,090	(2.4)%	1.5%
Slovenia	14,464	14,519	(0.4)%	3.6%
Total Broadcast	146,797	157,517	(6.8)%	(1.5)%
Media Pro Entertainment	43,405	40,179	8.0%	15.2%
New Media	3,679	2,621	40.4%	47.8%
Elimination	(26,448)	(27,545)	4.0%	(2.1)%
Total Net Revenues	$167,433	$172,772	(3.1)%	2.5%

Our net revenues decreased by US$ 5.3 million, or 3%, during the three months ended March 31, 2012 compared to the same period in 2011. On a constant currency basis, our net revenues increased by 3% reflecting increased third party revenue in Media Pro Entertainment primarily due to the acquisition of Bontonfilm in June 2011 and the improved results of our New Media operations following the launch of Voyo across all our territories. This increase was partially offset by the challenging environment that we are experiencing in the television advertising markets in our region.

IV (b) Cost of Revenues for the three months ended March 31, 2012 and 2011.

	Cost of Revenues
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating costs	$29,126	$33,655	(13.5)%	(8.8)%
Cost of programming	97,724	96,031	1.8%	7.5%
Depreciation of property, plant and equipment	11,075	13,417	(17.5)%	(12.9)%
Amortization of broadcast licenses and other intangibles	12,483	7,627	63.7%	72.3%
Total Cost of Revenues	$150,408	$150,730	(0.2)%	5.3%

Cost of revenues: Our total cost of revenues remained flat during the three months ended March 31, 2012, compared to the corresponding period in 2011. On a constant currency basis, our total cost of revenues increased by 5% reflecting increases in the cost of programming and increases in the amortization of broadcast licenses and other intangibles following the revision of our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012.

Index

	OPERATING COSTS
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$3,701	$4,131	(10.4)%	(7.0)%
Croatia	2,449	2,555	(4.1)%	1.5%
Czech Republic	6,228	8,854	(29.7)%	(25.0)%
Romania	4,804	5,630	(14.7)%	(8.8)%
Slovak Republic	4,424	5,715	(22.6)%	(19.9)%
Slovenia	2,524	2,773	(9.0)%	(5.4)%
Total Broadcast	24,130	29,658	(18.6)%	(14.3)%
Media Pro Entertainment	3,526	2,946	19.7%	25.6%
New Media	1,531	1,051	45.7%	53.4%
Elimination	(61)	—	Nm (1)	Nm (1)
Total Operating Costs	$29,126	$33,655	(13.5)%	(8.8)%
(1) Number is not meaningful.

Operating costs:  Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three months ended March 31, 2012 decreased by US$ 4.5 million, or 14%, compared to the same period in 2011. On a constant currency basis, operating costs decreased by 9%, primarily due to a decrease in transmission and staff-related costs in the Czech and Slovak Republics.

	COST OF PROGRAMMING
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$14,724	$12,037	22.3%	27.1%
Croatia	7,294	8,751	(16.6)%	(12.2)%
Czech Republic	20,654	21,885	(5.6)%	0.5%
Romania	21,824	22,264	(2.0)%	4.9%
Slovak Republic	11,986	13,671	(12.3)%	(8.8)%
Slovenia	8,165	7,496	8.9%	13.2%
Total Broadcast	84,647	86,104	(1.7)%	3.7%
Media Pro Entertainment	36,176	34,300	5.5%	12.4%
New Media	2,487	1,993	24.8%	31.2%
Elimination	(25,586)	(26,366)	3.0%	(3.2)%
Total Cost of Programming	$97,724	$96,031	1.8%	7.5%

Cost of programming:  Programming costs (including production costs and amortization of programming rights) increased by US$ 1.7 million, or 2%, during the three months ended March 31, 2012 compared to the same period in 2011. On a constant currency basis, the increase of 8% reflects the investment in our programming schedules required to maintain our leading audience shares, the impact of increased competition for high quality programming on the cost of acquired programming in our markets, and the additional programming costs associated with providing content for the launch of Voyo in our New Media division. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change is a lower amortization charge of approximately US$ 1.8 million for the three months ended March 31, 2012 (see Item 1, Note 2, "Summary of Significant Accounting Policies").

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three months ended March 31, 2012 decreased by US$ 2.3 million, or 17%. On a constant currency basis, depreciation decreased 13%, reflecting a decrease in capital expenditures in recent years.

Index

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased by US$ 4.9 million during the three months ended March 31, 2012, or 64%, compared to the same period in 2011. On a constant currency basis, the increase of 72% reflects additional amortization of broadcast licenses due to the change in the remaining estimated useful life of our broadcast licenses in Bulgaria, Romania and Slovenia. The impact of this change in estimates is a higher amortization charge amounting to approximately US$ 5.3 million in each quarter of 2012 compared to the corresponding periods of 2011 (see Item 1, Note 3, "Goodwill and Intangible Assets").

IV (c) Selling, General and Administrative Expenses for the three months ending March 31, 2012 and 2011.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$1,605	$3,007	(46.6)%	(45.1)%
Croatia	1,109	1,537	(27.8)%	(23.7)%
Czech Republic	4,622	4,300	7.5%	14.5%
Romania	2,676	3,011	(11.1)%	(5.3)%
Slovak Republic	2,682	2,210	21.4%	26.0%
Slovenia	998	1,035	(3.6)%	0.2%
Divisional operating costs	1,450	507	186.0%	203.3%
Total Broadcast	15,142	15,607	(3.0)%	2.0%
Media Pro Entertainment	2,688	2,958	(9.1)%	(2.4)%
New Media	1,109	1,178	(5.9)%	(0.3)%
Central	8,389	9,964	(15.8)%	(13.4)%
Total Selling, General and Administrative Expenses	$27,328	$29,707	(8.0)%	(3.8)%

Selling, general and administrative expenses decreased by US$ 2.4 million during the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the absence of one-time costs recorded during the prior year related to headcount reduction and office relocations.

Central costs decreased by US$ 1.6 million, or 16% during the three months ended March 31, 2012 compared to the same period in 2011, primarily reflecting a reduction of central headcount. Central costs for the three months ended March 31, 2012 include a charge of US$ 1.1 million in respect of non-cash stock-based compensation, a decrease of US$ 0.4 million compared to the same period in 2011 (see Item 1, Note 14, “Stock-Based Compensation”).

IV (d) Operating loss for the three months ending March 31, 2012 and 2011.

	Operating Income
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating loss	$(10,303)	$(7,665)	(34.4)%	(31.0)%

Operating loss for the three months ended March 31, 2012 increased by US$ 2.6 million compared to the same period in 2011, as the decrease in net revenues more than offset the decrease in operating costs. Excluding the impact of the change in estimates related to amortization of program rights (see Item 1, Note 2, "Summary of Significant Accounting Policies") and broadcast licenses (see Item 1, Note 3, "Goodwill and Intangible Assets"), our operating loss for the three months ended March 31, 2012 would have been approximately US$ 6.8 million.

Our operating margin was (6.2)% during the three months ended March 31, 2012, compared to (4.4)% for the same period in 2011.

Index

IV (e) Other income / (expense) items for the three months ended March 31, 2012 and 2011.

	Other Income / (Expense)
	For the Three Months Ended March 31, (US$ 000's)
	2012	2011	% Act
Interest income	$214	$1,128	(81.0)%
Interest expense	(31,824)	(56,039)	43.2%
Foreign currency exchange gain, net	23,394	43,265	(45.9)%
Change in fair value of derivatives	927	(40)	Nm (1)
Other income / (expense)	209	(712)	Nm (1)
Credit / (provision) for income taxes	3,570	(932)	Nm (1)
Net loss / (income) attributable to noncontrolling interests	421	(119)	Nm (1)
Currency translation adjustment, net	67,090	108,395	(38.1)%
(1) Number is not meaningful.

Interest income for the three months ended March 31, 2012 decreased by US$ 0.9 million compared to the same period in 2011, primarily as a result of lower average cash balances.

Interest expense decreased by US$ 24.2 million compared to the same period in 2011, primarily due to the loss on extinguishment of debt recorded during the three months ended March 31, 2011.

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

During the three months ended March 31, 2012, we recognized a net gain of US$ 23.4 million, comprised of transaction gains of US$ 29.0 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 12.5 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2012 and March 31, 2012, and transaction gains of US$ 6.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

During the three months ended March 31, 2011, we recognized a net gain of US$ 43.3 million, comprised of transaction gains of US$ 78.9 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 40.7 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2011 and March 31, 2011, and transaction gains of US$ 5.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Change in fair value of derivatives: During the three months ended March 31, 2012, we recognized a gain of US$ 0.2 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010. We also recognized a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006 (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

During the three months ended March 31, 2011 we recognized a gain of US$ 0.3 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.2 million as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business. We also recognized a loss of US$ 0.5 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.

Other income / (expense): We recognized other income of US$ 0.2 million during the three months ended March 31, 2012 compared to other expenses of US$ 0.7 million in the three months ended March 31, 2011.

Credit / (provision) for income taxes: The provision for income taxes during the three months ended March 31, 2012 was a net credit of US$ 3.6 million, which reflects the value of tax losses that we expect to utilize in future periods. The provision for income taxes during the three months ended March 31, 2011 reflected losses in respect of which we set up valuation allowances

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

Net loss / (income) attributable to noncontrolling interests: During the three months ended March 31, 2012, the loss of US$ 0.4 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in the Bulgaria Broadcast reporting unit. During the three months ended March 31, 2011, the income of US$ 0.1 million primarily reflected the noncontrolling interest portion of income generated by the Bulgaria Broadcast reporting unit.

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

The dollar depreciated against the functional currencies of our operations during the three months ended March 31, 2012. In the three months ended March 31, 2012, we recognized a gain of US$ 67.1 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 108.4 million for the same period in 2011.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and March 31 in 2012 and 2011, respectively:

	For the Three Months Ended March 31,
	2012	2011
Bulgarian Lev	(3)%	(7)%
Croatian Kuna	(3)%	(6)%
Czech Koruna	(7)%	(9)%
Euro	(3)%	(6)%
New Romanian Lei	(2)%	(11)%

The dollar weakened against the functional currencies of our operations between January 1 and March 31, 2012, but was, on average, stronger than it was during the same period in 2011.  The following table illustrates the change in the average exchange rates between the dollar and the functional currencies of our operations for the three months ended March 31, 2012 and 2011.

Change in Average Rates
Bulgarian Lev	4%
Croatian Kuna	6%
Czech Koruna	7%
Euro	4%
New Romanian Lei	7%

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

Index

IV (f) Condensed consolidated balance sheet as at March 31, 2012 and December 31, 2011.

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2012	December 31, 2011	Movement
Current assets	$513,207	$538,289	(4.7)%
Non-current assets	2,260,045	2,143,480	5.4%
Current liabilities	376,873	255,575	47.5%
Non-current liabilities	1,324,787	1,408,252	(5.9)%
CME Ltd. shareholders’ equity	1,056,256	1,001,692	5.4%
Noncontrolling interests in consolidated subsidiaries	15,336	16,250	(5.6)%

Current assets:  Current assets at March 31, 2012 decreased by US$ 25.1 million compared to December 31, 2011, primarily as a result of the net decrease in cash resulting from changes in working capital and the payment of interest.

Non-current assets:  Non-current assets at March 31, 2012 increased by US$ 116.6 million compared to December 31, 2011, primarily due to the impact of currency translation adjustments on our goodwill and intangible assets.

Current liabilities:  Current liabilities at March 31, 2012 increased by US$ 121.3 million compared to December 31, 2011, primarily as a result of the inclusion of our 2013 Convertible Notes, which are due in March 2013 (see Item 1, Note 20, "Subsequent Events").

Non-current liabilities:  Non-current liabilities at March 31, 2012 decreased by US$ 83.5 million compared to December 31, 2011, primarily as a result of the presentation of our 2013 Convertible Notes in current liabilities, partially offset by an increase in the value of our Euro denominated debt as a result of the weakening of the dollar in relation to the Euro between January 1, 2012 and March 31, 2012.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased by US$ 54.6 million compared to December 31, 2011.  We recognized an increase in other comprehensive income of US$ 67.1 million due to the overall impact of the weakening of the dollar on our foreign currency denominated assets, and a net loss of US$ 13.4 million for the three months ended March 31, 2012. We also recognized a stock-based compensation charge of US$ 1.1 million during 2011.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at March 31, 2012 decreased US$ 0.9 million compared to December 31, 2011, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

V. Liquidity and Capital Resources

V (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 36.4 million during the three months ended March 31, 2012. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2012	2011
Net cash (used in) / generated from operating activities	$(33,065)	$30,172
Net cash used in investing activities	(7,177)	(6,393)
Net cash used in financing activities	(1,251)	(57,207)
Impact of exchange rate fluctuations on cash	5,139	6,146
Net decrease in cash and cash equivalents	$(36,354)	$(27,282)

Operating Activities

Cash used in operations during the three months ended March 31, 2012 was US$ 33.1 million, compared to cash generated in the three months ended March 31, 2011 of US$ 30.2 million, reflecting advance payments received from customers in the prior year under a sales incentive program. We paid interest of US$ 33.1 million on our Senior Notes, Convertible Notes and credit facilities during the three months ended March 31, 2012 compared to US$ 39.1 million during the same period in 2011.

Investing Activities

Our investing cash flows in the three months ended March 31, 2012 primarily comprised US$ 7.3 million relating to capital expenditures. Our investing cash flows in the three months ended March 31, 2011 primarily comprised US$ 5.6 million relating to capital expenditures.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2012 was US$ 1.3 million compared to US$ 57.2 million for the same period of 2011. The amount of net cash used for the three months ended March 31, 2012 reflected payments made for costs associated with our outstanding credit facilities and payments made under capital leases. The amount of net cash used in the three months ended March 31, 2011 reflects cash paid in connection with the exchange of 2013 Convertible Notes and the repurchase of 2016 Fixed Rate Notes.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, after considering the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as of March 31, 2012 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,400,149	$129,798	$238,623	$801,844	$229,884
Long-Term Debt – interest (1)	473,900	108,040	202,402	142,911	20,547
Unconditional Purchase Obligations	346,283	139,108	171,756	33,481	1,938
Operating Leases	24,138	5,479	6,712	3,146	8,801
Capital Lease Obligations	4,989	1,255	1,583	1,042	1,109
Other Long-Term Obligations	66,035	15,497	24,165	17,040	9,333
Total Contractual Obligations	$2,315,494	$399,177	$645,241	$999,464	$271,612

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 4, “Long-Term Debt and Other Financing Arrangements” and Item 1, Note 20, “Subsequent Events”.  Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at March 31, 2012.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At March 31, 2012, we had commitments in respect of future programming of US$ 337.7 million. This includes contracts signed with license periods starting after March 31, 2012.

Other Long-term Obligations

Other long-term obligations include US$ 63.8 million of digital transmission commitments, US $ 0.5 million related to an interest rate swap and US$ 1.7 million related to currency swaps (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 17, “Commitments and Contingencies”.

Other

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction is not yet complete. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria B.V., as determined by an independent valuation.

V (d) Cash Outlook

Historically, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, launch new channels, acquire non-controlling interests in our existing channels and for other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. We still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months, as well as to meet our other external financial obligations. As at March 31, 2012, we had US$ 214.3 million available in cash and credit facilities, which includes the 2013 Convertible Notes repurchased by CME BV.

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

Index

Improving our liquidity position and extending the maturity of our debt

As of March 31, 2012, the principal amount of our Senior Notes and Convertible Notes together represented 93.5% of the total principal amount of our total debt outstanding.  US$ 129.7 million in principal amount of 2013 Convertible Notes is due for repayment on March 15, 2013. We have announced a tender offer to repurchase the outstanding 2013 Convertible Notes and are taking steps to further deleverage (see Item 1, Note 20, "Subsequent Events").

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio (see Item 1, Note 19, "Indenture Covenants") is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As of March 31, 2012, our Coverage Ratio was 1.4 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 333.9 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 311.3 million of this amount for borrowings, mainly in the Czech Republic and Romania, including CZK 1.5 billion (approximately US$ 81.0 million) in connection with the Secured Revolving Credit Facility, which was fully drawn as of March 31, 2012. There was approximately US$ 22.6 million of additional borrowing capacity available to us at March 31, 2012. Under the Secured Revolving Credit Facility, CET 21 is subject to maintenance covenants (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements").  Other than the restrictions noted above, there are no significant constraints on our ability to refinance existing debt.

Credit ratings and future debt issuances

Our corporate credit is rated B3 with stable outlook by Moody's, and following a downgrade on April 25, 2012, rated B- with the negative outlook by S&P. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile including at least maintaining $125.0 million of cash in our Restricted Subsidiaries. We intend to stay within this liquidity parameter.  The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 7.7 times at March 31, 2012 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities, and including, on a pro forma basis, twelve-months of operations of Bontonfilm) (“pro forma OIBDA”). As of March 31, 2012, our total gross debt of US$ 1,406.8 million was the sum of our Senior Notes, Convertible Notes, credit facilities and obligations under capital leases and the liabilities under our currency and interest rate swap agreements as disclosed in our condense consolidated financial statements. Our pro forma OIBDA was US$ 183.7 million and the ratio of gross debt less cash to pro forma OIBDA was 6.8 at March 31, 2012, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by trailing twelve months OIBDA. The ratio of net debt to trailing twelve months OIBDA was 7.5 as at March 31, 2012.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As of March 31, 2012, our Unrestricted Subsidiaries consist of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V., the entity that funded these operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support.

As of March 31, 2012, there was US$ 1.4 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Cross Currency Swap

On April 27, 2006, we entered into cross currency swap agreements with JP Morgan Chase Bank, N.A. and Morgan Stanley Capital Services Inc. (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”) under which we periodically exchange Czech Koruna for Euro with the intention of reducing our exposure to movements in foreign exchange rates. We do not consider that there is any substantial risk to our liquidity if either of our counterparties were unable to meet their respective rights under the swap agreements because we would be able to convert the CZK we receive from our subsidiary into Euros at the prevailing exchange rate rather than the rate included in the swap. This agreement terminated on April 15, 2012.

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and CSAS expiring in April 2013 to reduce the impact of changing interest rates on our floating rate debt (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”). This reduces the risk of interest rate volatility affecting our future cash flows. We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

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

V (e) Off-Balance Sheet Arrangements

None.

VI. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC") on February 22, 2012 as amended by our Form 10-K/A filed with the SEC on April 20, 2012. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, “Summary of Significant Accounting Policies” for a discussion of accounting standards and changes in accounting estimates adopted since December 31, 2011 and recently issued accounting standards not yet adopted.

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

As of March 31, 2012, approximately 20% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at March 31, 2012

Expected Maturity Dates	2012	2013	2014	2015	2016	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	374,600	170,000
Average interest rate (%)	—	—	—	—	11.63%	9.00%
Variable rate	—	—	148,000	—	—	—
Average interest rate (%)	—	—	3.31%	—	—	—

Total debt in US$ (000's)
Fixed rate	—	129,660	—	261,034	—	—
Average interest rate (%)	—	3.50%	—	5.00%	—	—

Total debt in CZK (000's)
Variable rate	—	—	750,000	750,000	—	—
Average interest rate (%)	—	—	6.24%	6.24%	—	—

Variable Interest Rate Sensitivity as at March 31, 2012

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at March 31, 2012 (US$ 000's)	Interest Rate as at March 31, 2012	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
US$ 197.7 million (EUR 148.0 million)	3.31%	$6,549	$8,525	$10,502	$12,479	$14,455	$16,432
US$ 81.0 million (CZK 1.5 billion)	6.24%	5,054	5,864	6,674	7,483	8,293	9,103

Index

Item 4.  Controls and procedures

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

General

While we are, from time to time, a party to litigation or arbitration proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation or arbitration which could reasonably be expected to have a material effect on our business or condensed consolidated financial statements, including the proceeding described below.

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

Item 1A.  Risk Factors

This report and the following discussion of risk factors contain forward-looking statements as discussed in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows. While GDP and private consumption returned to growth in 2011 in most of our operating countries, the sustainability of these recoveries is uncertain due to continuing concerns regarding Europe's sovereign debt crisis and the stability of the Eurozone and as a result these economies could return to recession. Furthermore, recent economic events such as the sovereign debt crisis in several EU countries have highlighted issues relating to the short-and long-term stability of the Euro as a single currency. The departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business, as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

Our operating results will be adversely affected if we cannot generate strong advertising sales.

We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels' technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Reduced advertising spending, discounting of the price of television advertising in our markets and competition from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Our ability to maintain audience ratings and to generate gross rating points, our main unit of sales, depends in part on our maintaining investments in television programming and productions at a sufficient level to continue to attract these audiences. Significant or sustained reductions in investments in programming, production or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on television viewing levels. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to repay or refinance our existing indebtedness or obtain favorable refinancing terms.

We face the risk that we may not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. On April 30, 2012, we announced cash tenders for our 2013 Notes, 2014 Notes and 2016 Notes and, to finance these cash tenders, our entering into the TW Credit Agreement as well as an Equity Commitment Agreement with Time Warner Media Holdings B.V. ("TW Investor"), an affiliate of Time Warner Inc. ("Time Warner"), and a Subscription Agreement with RSL Capital LLC ("RSL Investor"), which is beneficially owned by Ronald S. Lauder (collectively, the “Financing Transactions”) (see Part I, Item 1, Note 20, “Subsequent Events”). If successful, the Financing Transactions will result in a reduction of our outstanding indebtedness by up to $300 million. We can fund the cash tenders with borrowings under the TW Credit Agreement, which we may repay with the proceeds of private or public equity issuances, including pursuant to the Equity Commitment Agreement and the RSL Subscription Agreement. If we are unable to repay amounts drawn under the TW Credit Agreement within six months of the initial drawing, the interest rate on amounts drawn will increase from the rates currently paid on the corresponding indebtedness being refinanced to between 9% and 20% per year. We can give no assurances that the cash tenders or other repurchase of indebtedness through open market purchases or individually negotiated transactions we may seek to undertake will be successful in reducing our existing indebtedness. Furthermore, in the event the cash tenders are successful, we can give no assurances that we will be able to raise sufficient funds to repay or refinance all amounts outstanding under the TW Credit Agreement. If we are unable to successfully complete the cash tenders or raise sufficient funds or otherwise repay or refinance the TW Credit Agreement, alternative methods for refinancing our indebtedness may not be available to us on acceptable terms or at all, which may force us to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

Even if we are successful in refinancing certain of our indebtedness with the Financing Transactions or other repurchase of indebtedness through open market purchases or individually negotiated transactions, we may still require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

If our cash flows from operations continue to be insufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems. The availability of credit and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance our outstanding indebtedness. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures governing our Senior Notes, the agreement governing the Secured Revolving Credit Facility and the TW Credit Agreement. Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures at our channels or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our corporate credit is currently rated B3, our 2014 Floating Rate Notes are rated Caa1, and our 2017 Fixed Rate Notes are rated Ba3 by Moody's Investors Services. Following a downgrade on April 25, 2012, our 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2013 Convertible Notes are rated CCC+, and our 2017 Fixed Rate Notes and corporate credit are rated B- with a negative outlook by Standard & Poor's. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with liquidity, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. The repayment of outstanding indebtedness in connection with the Financing Transactions or other repurchases of indebtedness through open market purchases or individually negotiated transactions,if successful, will result in an improvement in our balance sheet. However, we may still be subject to potential downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

Index

Our debt service obligations may restrict our ability to fund our operations.

Even if the Financing Transactions or other repurchase of indebtedness through open market purchases or individually negotiated transactions we may undertake are successful, we will continue to have significant debt service obligations under our then-outstanding indebtedness. As a result of these debt service obligations, we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

A default under our obligations under the Senior Notes, the Convertible Notes or the Secured Revolving Credit Facility could result in our inability to continue to conduct our business.

Pursuant to the terms of the Secured Revolving Credit Facility agreement and the indentures governing the Senior Notes and the Convertible Notes, we have pledged shares in Central European Media Enterprises N.V. and CME BV, which own substantially all of our interests in our operating subsidiaries. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes and the Secured Revolving Credit Facility agreement, we have pledged our ownership interests in CET 21 and substantially all of CET 21's assets, including the shares of CME Slovak Holdings B.V. and the ownership interest in Media Pro Pictures s.r.o. If we were to default under the terms of any of our indentures, the Secured Revolving Credit Facility agreement, the secured parties under our indentures and the Secured Revolving Credit Facility agreement would have the right to enforce their security and to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments.

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

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros. The Secured Revolving Credit Facility is denominated in Czech koruna. Although we have entered into currency swap agreements to reduce our exposure to movements in foreign exchange rates relating to interest payments on the Senior Notes (see Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations, Cash Outlook” and Part I, Item 1, Note 11, “Financial Instruments and Fair Value Measurements”), we have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes or the outstanding amounts due under the Secured Revolving Credit Facility. Furthermore, continuing instability in the Eurozone may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for digital switchover with its own timeframe and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have either completed or are in the final stages of the analog switch-off. In Bulgaria and Romania, the migration to digital broadcasting is in the initial stages and completion is expected by 2013 and 2015, respectively. The specific timing and approach to implementing digital switchover plans is subject to change. We cannot predict the effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any additional channels if such additional rights or licenses should be required in those countries that have not completed the digital switchover. We may be required to make substantial additional capital investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution, and the availability of competing alternative distribution systems, such as direct-to-home platforms, may require us to acquire additional distribution rights for content we broadcast. We may not have access to resources sufficient to make such investments when required.

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

In certain of our markets, our officers, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm's length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing our Senior Notes. Any related party transaction that is entered into on terms that are not arm's length may result in a negative impact on our financial position, results of operations and cash flows.

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

Shares of our Class B common stock carry ten votes per share and shares of our Class A common stock carry one vote per share. As of March 31, 2012, Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 70.2% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and TW Investor, whereby Mr. Lauder is entitled to vote all 17,622,364 shares of Class A common stock and 4,500,000 shares of Class B common stock beneficially owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement. Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company. In connection with the Financing Transactions, holders of shares of Class B common stock have agreed to convert such shares into shares of Class A common stock for no additional consideration at the time of the initial issuance of shares to TW Investor. Even though no shares of Class B common stock will remain outstanding following the consummation of the Financing Transactions, Mr. Lauder will continue to have voting control of approximately 48.3% of our shares following the initial issuance of shares to TW Investor and RSL Investor through his right to vote Time Warner's shares of Class A common stock until the termination of the voting agreement. Because of this voting power, Mr. Lauder is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions, including issuances of common stock of the Company that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of Mr. Lauder may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as Mr. Lauder retains voting control.

The price of our Class A common stock is likely to remain volatile.

The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above under “Risks Relating to our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock (including in connection with the Financing Transactions or other repurchase of indebtedness in individually negotiated transactions) and investors' and securities analysts' perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Index

Our share price may be adversely affected by sales of unrestricted shares or future issuances of our shares.

As at April 27, 2012, we had a total of 2.3 million options to purchase Class A common stock outstanding and 0.1 million options to purchase shares of Class B common stock outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky, for which he has registration rights. Adrian Sarbu beneficially owns 2,443,867 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. TW Investor holds 17,622,364 unregistered shares of Class A common stock and 4,500,000 unregistered shares of Class B common stock. Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock. In connection with the initial issuance of shares to TW Investor and RSL Investor and the conversion of outstanding shares of Class B common stock into shares of Class A common stock, we expect to issue approximately 19 million shares of Class A common stock. In addition, we may conduct public or private equity offerings to repay the amounts outstanding under the TW Credit Agreement or we may issue additional shares of Class A common stock in connection with other repurchase of indebtedness in individually negotiated transactions (see Part I, Item 1, Note 20 “Subsequent Events”). The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. We cannot predict what effect, if any, an issuance of shares of our Class A common stock, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares. If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

The issuance of additional shares of Class A common stock in connection with the Financing Transactions will result in significant dilution to our current shareholders.

In connection with the Financing Transactions, we have agreed to sell at least 9.5 million shares to TW Investor and 2 million shares of Class A common stock to RSL Investor at a price per share of $7.51. In addition, in connection with the Financing Transactions, the Company has the right to sell to Time Warner and Time Warner has the right to buy from the Company such number of shares of Class A common stock that would increase its ownership to up to 49.9% of our outstanding common stock. We may also issue shares of Class A common stock in connection with any repurchases of indebtedness in individually negotiated transactions and as discussed above, we may conduct public or private equity offerings to repay the amounts outstanding under the TW Credit Agreement. Both TW Investor and RSL Investor have the right to participate in certain future public and private equity offerings in order to maintain their pro-rata ownership percentages. Under certain circumstances, Time Warner has the right to purchase shares of Class A common stock in such offerings at the lesser of $7.51 per share and the offering price, which may result in Time Warner acquiring shares of Class A common stock at a price below the price paid by other investors (see Part I, Item 1, Note 20 “Subsequent Events”). Any of these issuances of shares of Class A common stock may result in significant dilution to existing shareholders.

Index

Item 6. Exhibits

4.1*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.1*
Term Loan Facilities Credit Agreement, by and between Time Warner Inc. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.2*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.3*
Letter Agreement, by and among Time Warner Media Holdings B.V., the Company, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Ronald S. Lauder, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.4*
Subscription Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.5*
First Amendment to the Investor Rights Agreement, by and among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated as of April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 30, 2012).

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

Date: May 2, 2012	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Index

EXHIBIT INDEX

Exhibit Number	Description
4.1*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.1*
Term Loan Facilities Credit Agreement, by and between Time Warner Inc. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.2*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.3*
Letter Agreement, by and among Time Warner Media Holdings B.V., the Company, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Ronald S. Lauder, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.4*
Subscription Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.5*
First Amendment to the Investor Rights Agreement, by and among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated as of April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 30, 2012).

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