Form 10-Q
period 2012-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2012-08-01
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2012
Class A Common Stock, par value $0.08	77,185,129

Index

THIS PAGE INTENTIONALLY LEFT BLANK

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended June 30, 2012

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$124,814	$186,386
Accounts receivable, net (Note 6)	201,723	192,157
Program rights, net (Note 5)	107,432	101,741
Other current assets (Note 7)	90,445	58,005
Total current assets	524,414	538,289
Non-current assets
Property, plant and equipment, net (Note 8)	198,312	217,367
Program rights, net (Note 5)	283,890	266,217
Goodwill (Note 3)	1,068,381	1,095,193
Broadcast licenses and other intangible assets, net (Note 3)	499,523	538,195
Other non-current assets (Note 7)	23,203	26,508
Total non-current assets	2,073,309	2,143,480
Total assets	$2,597,723	$2,681,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$239,046	$240,048
Current portion of long-term debt and other financing arrangements (Note 4)	111,583	1,058
Other current liabilities (Note 10)	28,639	14,469
Total current liabilities	379,268	255,575
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,104,445	1,323,311
Other non-current liabilities (Note 10)	70,357	84,941
Total non-current liabilities	1,174,802	1,408,252
Commitments and contingencies (Note 17)
EQUITY
CME Ltd. shareholders’ equity:
Nil shares of Preferred Stock of $0.08 each (December 31, 2011 – nil)	—	—
76,310,310 shares of Class A Common Stock of $0.08 each (December 31, 2011 –56,892,114)	6,104	4,551
Nil shares of Class B Common Stock of $0.08 each (December 31, 2011 – 7,500,936)	—	600
Additional paid-in capital	1,493,231	1,404,648
Accumulated deficit	(456,269)	(425,702)
Accumulated other comprehensive (loss) / income	(13,926)	17,595
Total CME Ltd. shareholders’ equity	1,029,140	1,001,692
Noncontrolling interests	14,513	16,250
Total equity	1,043,653	1,017,942
Total liabilities and equity	$2,597,723	$2,681,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$211,222	$249,656	$378,655	$422,428
Operating expenses:
Operating costs	42,240	34,536	71,366	68,191
Cost of programming	95,685	122,730	193,409	218,761
Depreciation of property, plant and equipment	9,867	14,493	20,942	27,910
Amortization of broadcast licenses and other intangibles (Note 3)	12,715	7,809	25,198	15,436
Cost of revenues	160,507	179,568	310,915	330,298
Selling, general and administrative expenses	27,065	30,615	54,393	60,322
Operating income	23,650	39,473	13,347	31,808
Interest income	171	637	385	1,765
Interest expense (Note 13)	(30,681)	(37,757)	(62,505)	(93,796)
Foreign currency exchange (loss) / gain, net	(40,312)	4,106	(16,918)	47,371
Change in fair value of derivatives (Note 11)	47,398	1,161	48,325	1,121
Other (expense) / income	(158)	(90)	51	(802)
Income / (loss) before tax	68	7,530	(17,315)	(12,533)
Credit / (provision) for income taxes	3,073	(6,718)	6,643	(7,650)
Net income / (loss)	3,141	812	(10,672)	(20,183)
Net loss attributable to noncontrolling interests	815	156	1,236	37
Net income / (loss) attributable to CME Ltd.	$3,956	$968	$(9,436)	$(20,146)

Net income / (loss)	3,141	812	(10,672)	(20,183)
Currency translation adjustment	(98,552)	22,851	(31,462)	131,246
Comprehensive (loss) / income	$(95,411)	$23,663	$(42,134)	$111,063
Comprehensive loss / (income) attributable to noncontrolling interests	750	89	1,177	(510)
Comprehensive (loss) / income attributable to CME Ltd.	$(94,661)	$23,752	$(40,957)	$110,553

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
PER SHARE DATA (Note 15):
Net income / (loss) per share:
Net income / (loss) attributable to CME Ltd. – Basic	$0.06	$0.02	$(0.14)	$(0.31)
Net income / (loss) attributable to CME Ltd. – Diluted	$0.06	$0.02	$(0.14)	$(0.31)

Weighted average common shares used in computing per share amounts (000’s):
Basic	66,501	64,384	65,447	64,377
Diluted	66,532	64,501	65,447	64,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2011	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	2,091	—	—	—	2,091
Conversion of Class B shares to Class A shares (Note 12)	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuance (Note 12)	11,901,260	952	—	—	66,564	—	—	—	67,516
Repurchase of 2013 Convertible Notes (Note 4)	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options (Note 4)	—	—	—	—	21,131	(21,131)	—	—	—
Options exercised	—	—	16,000	1	32	—	—	—	33
Dividends	—	—	—	—	—	—	—	(560)	(560)
Other	—	—	—	—	(367)	—	—	—	(367)
Net loss	—	—	—	—	—	(9,436)	—	(1,236)	(10,672)
Currency translation adjustment	—	—	—	—	—	—	(31,521)	59	(31,462)
BALANCE June 30, 2012	76,310,310	$6,104	—	$—	$1,493,231	$(456,269)	$(13,926)	$14,513	$1,043,653

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	3,104	—	—	—	3,104
Repurchase of 2013 Convertible Notes	—	—	—	—	(7,106)	—	—	—	(7,106)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	11,848	—	—	—	11,848
Reclassification of capped call options	—	—	—	—	16,940	(16,940)	—	—	—
Stock options exercised	13,625	1	10,000	1	240	—	—	—	242
Dividends	—	—	—	—	—	—	—	(362)	(362)
Net loss	—	—	—	—	—	(20,146)	—	(37)	(20,183)
Currency translation adjustment	—	—	—	—	—	—	130,699	547	131,246
BALANCE June 30, 2011	56,892,114	$4,551	7,500,936	$600	$1,402,829	$(270,904)	$208,444	$21,021	$1,366,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,672)	$(20,183)
Adjustments to reconcile net loss to net cash generated from / (used in) operating activities:
Amortization of program rights	122,504	136,905
Depreciation and other amortization	57,960	57,445
Net (gain) / loss on extinguishment of debt	(448)	24,979
(Gain) / loss on disposal of fixed assets	(71)	709
Stock-based compensation (Note 14)	2,091	3,104
Change in fair value of derivatives (Note 11)	(48,325)	(1,121)
Foreign currency exchange gain, net	16,918	(47,371)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	(19,331)	7,360
Accounts payable and accrued liabilities	(22,937)	(5,093)
Program rights	(157,056)	(165,537)
Other assets	1,638	3,463
Accrued interest	(1,750)	(510)
Income taxes payable	784	2,514
Deferred revenue	13,451	30,495
Deferred taxes	(9,876)	(3,321)
VAT and other taxes payable	6,927	5,212
Net cash (used in) / generated from operating activities	(48,193)	29,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,340)	(14,321)
Disposal of property, plant and equipment	191	94
Investments in subsidiaries, net of cash acquired	—	(8,847)
Net cash used in investing activities	(11,149)	(23,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(180,087)	(26,252)
Payment on exchange of Convertible Notes	—	(31,576)
Debt issuance costs	(811)	(1,982)
Proceeds from credit facilities	192,944	13,194
Payment of credit facilities and capital leases	(28,514)	(13,181)
Issuance of common stock	15,033	—
Proceeds from exercise of stock options	33	242
Dividends paid to holders of noncontrolling interests	(131)	(200)
Net cash used in financing activities	(1,533)	(59,755)

Impact of exchange rate fluctuations on cash	(697)	7,234

Net decrease in cash and cash equivalents	(61,572)	(46,545)
CASH AND CASH EQUIVALENTS, beginning of period	186,386	244,050
CASH AND CASH EQUIVALENTS, end of period	$124,814	$197,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of credit facility to shares of Class A common stock (Note 4)	$74,344	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating leading broadcast, production and distribution, and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. At June 30, 2012, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our production and distribution business, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 32 television channels primarily in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY, a female-oriented cable channel that was launched on January 28, 2012. We also own several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria Broadcast operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and three other channels, NOVA CINEMA, NOVA SPORT and MTV CZECH. On July 14, 2012, we launched a male-oriented channel, FANDA.

Romania

We operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO, MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU. On April 15, 2012, we launched an additional channel in Romania, ACASA GOLD, which is a female-oriented cable channel.

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

MPE is organized into two businesses:

Production: This business provides assets and expertise to produce a range of fiction, reality and entertainment programming, and films, using both licensed formats as well as original formats and content developed by the business. The content produced can be easily adapted for use across several markets and in many revenue-generating windows.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The MPE segment currently generates the majority of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are dependent to an extent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment's results.

New Media

We own and operate more than 75 websites across our markets as well as our video-on-demand service, Voyo, in order to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast operations.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere, and operates a series of news portals, ranging from general information to sports or niche sites. Voyo is an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows. During the first six months of 2012, Voyo completed the introduction of a subscription based video-on-demand service in all of its regions, offering premium locally produced productions as well as hundreds of local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as at December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC") on February 22, 2012 as amended by our Form 10-K/A filed with the SEC on April 20, 2012. Our significant accounting policies have not changed since December 31, 2011.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions. Certain amounts included in the accompanying condensed consolidated financial statements have been adjusted or reclassified to conform to the current period presentation. In the condensed consolidated statements of cash flows, we increased disclosure to present amounts for the adjustments to reconcile net income to cash flows from operating activities relating to the amortization of program rights and the change in accrued interest and have presented the comparative amounts for all periods presented.

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

During the third quarter of 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. The impact of this change is a lower amortization charge of approximately US$ 1.8

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

million and US$ 3.8 million for the three and six months ended June 30, 2012, respectively. Had we continued with our estimate to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run from January 1, 2012 to June 30, 2012 our net income attributable to CME Ltd., basic net income per common share and diluted net income per common share would have been US$ 2.2 million, US$ 0.03 and US$ 0.03 for the three months ended June 30, 2012, respectively, and our net loss attributable to CME Ltd., basic net loss per common share and diluted net loss per common share would have been US$ (13.2) million, US$ (0.20) and US$ (0.20), respectively, for the six months ended June 30, 2012.

Goodwill

On January 1, 2012, we adopted guidance issued in September 2011 to simplify how entities test goodwill for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The adoption of this guidance may impact how we perform our goodwill testing, but not the amount of impairment recognized in the financial statements if goodwill is found to be impaired.

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

Recent Accounting Pronouncements

Guidance was issued in July 2012, which is intended to simplify how entities test indefinite-lived intangible assets for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the two-step impairment test is not necessary. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance may impact how we perform our impairment testing, but not the amount of impairment recognized in the financial statements if indefinite-lived intangible assets are found to be impaired.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at June 30, 2012 and December 31, 2011 is summarized as follows:

	Gross Balance, December 31, 2011	Accumulated Impairment Losses	Balance, December 31, 2011	Foreign Currency	Balance, June 30, 2012	Accumulated Impairment Losses	Gross Balance, June 30, 2012
Broadcast segment:
Bulgaria	$176,394	$(117,460)	$58,934	$(1,590)	$57,344	$(117,460)	$174,804
Croatia	11,116	(10,454)	662	(17)	645	(10,454)	11,099
Czech Republic	862,457	—	862,457	(17,855)	844,602	—	844,602
Romania	62,078	—	62,078	(3,414)	58,664	—	58,664
Slovak Republic	56,575	—	56,575	(1,526)	55,049	—	55,049
Slovenia	18,321	—	18,321	(494)	17,827	—	17,827
Media Pro Entertainment segment:
Fiction and reality and entertainment	17,502	—	17,502	(920)	16,582	—	16,582
Production services	11,028	(11,028)	—	—	—	(11,028)	11,028
Distribution	18,664	—	18,664	(996)	17,668	—	17,668
Total	$1,234,135	$(138,942)	$1,095,193	$(26,812)	$1,068,381	$(138,942)	$1,207,323

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at June 30, 2012 and December 31, 2011 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195
Reclassifications	(51,800)	51,800	—	—	—	—
Additions	—	—	—	—	201	201
Amortization	—	(20,506)	—	(4,320)	(372)	(25,198)
Foreign currency movements	—	(7,555)	(4,100)	(1,888)	(132)	(13,675)
Balance, June 30, 2012	$—	$303,949	$122,545	$68,138	$4,891	$499,523

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

We revised our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012, and now amortize the remaining balances on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: twelve years in Bulgaria, thirteen years in the Czech Republic, three years in Romania, eight years in the Slovak Republic, and ten years in Slovenia. The license in Croatia was previously written down to a nominal value. The impact of this change in estimates is a higher amortization charge of approximately US$ 4.2 million recorded during the three months ended June 30, 2012 or US$ 0.06 and US$ 0.06 per basic common share and diluted common share and US$ 9.5 million recorded during the six months ended June 30, 2012, or US$ 0.14 and US$ 0.14 per basic common share and diluted common share, respectively.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Gross value	$543,381	$514,641
Accumulated amortization	(166,403)	(154,891)
Net book value of amortized intangible assets	376,978	359,750
Indefinite-lived broadcast licenses and trademarks	122,545	178,445
Total broadcast licenses and other intangible assets, net	$499,523	$538,195

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	June 30, 2012	December 31, 2011
Senior debt	$1,045,325	$1,243,207
Total credit facilities and capital leases	170,703	81,162
Total long-term debt and other financing arrangements	1,216,028	1,324,369
Less current maturities	(111,583)	(1,058)
Total non-current long-term debt and other financing arrangements	$1,104,445	$1,323,311

Senior Debt

Our senior debt comprised the following as at June 30, 2012 and December 31, 2011:

	Carrying Value		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
USD 20.6 million 2013 Convertible Notes	$19,828	$121,230	$20,672	$117,926
EUR 87.5 million 2014 Floating Rate Notes	110,163	191,497	102,729	141,708
USD 261.0 million 2015 Convertible Notes	227,468	223,341	226,400	163,276
EUR 374.6 million 2016 Fixed Rate Notes	473,834	487,176	484,016	373,215
EUR 170.0 million 2017 Fixed Rate Notes	214,032	219,963	224,657	206,765
	$1,045,325	$1,243,207	$1,058,474	$1,002,890

Tender Offers
On April 30, 2012, we announced a tender offer (the "2013 Tender Offer") to purchase for cash up to US$ 129.7 million in aggregate principal amount of our outstanding 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) as well as a tender offer (the "Euro Tender Offer") to purchase for cash the Euro equivalent of up to US$ 170.0 million in aggregate principal amount of our outstanding Senior Floating Rate Notes due 2014 (the "2014 Floating Rate Notes") and 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes").
2013 Tender Offer
On May 31, 2012, CME completed the purchase of US$ 109.0 million in aggregate principal of 2013 Convertible Notes for cash consideration of US$ 109.0 million plus accrued interest using proceeds drawn under the Term Loan Facilities Credit Agreement dated April 30, 2012 (the “TW Credit Agreement”) with Time Warner Inc. ("Time Warner"). The cash payments were allocated between an amount in respect of the value of the liability that was extinguished and an amount in respect of the reacquisition of the equity component.
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

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the condensed consolidated statement of operations and other comprehensive income. The amounts we recorded for the transaction are presented in the table below.
Euro Tender Offer
On June 14, 2012, we completed the purchase of EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) aggregate principal amount of 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest using proceeds drawn under the TW Credit Agreement. The amounts we recorded for the transaction are presented in the table below. None of the 2016 Fixed Rate Notes that were tendered for repurchase were accepted by CME.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

(Loss) / Gain on Extinguishment

Tender offer	2013 Convertible Notes	2014 Floating Rate Notes	Total
(Loss) / gain on extinguishment	$(3,763)	$4,211	$448
Unamortized debt costs included in (loss) / gain on extinguishment	370	527	897
Adjustment to additional paid-in capital	$868	$—	$868

Convertible Notes

2013 Convertible Notes

On March 10, 2008, we issued US$ 475.0 million of 2013 Convertible Notes, which mature on March 15, 2013. As discussed above, in May 2012 we accepted for repurchase US$ 109.0 million in principal amount of our 2013 Convertible Notes at par plus accrued interest. During 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”). The exchanging holders of the 2013 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million. We also repurchased US$ 49.5 million aggregate principal amount of our 2013 Convertible Notes for US$ 47.4 million including accrued interest in September 2011, and US$ 34.8 million aggregate principal amount for US$ 30.7 million plus accrued interest in October 2010.

Interest on the 2013 Convertible Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2013 Convertible Notes as at June 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

Prior to December 15, 2012, the 2013 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 9.5238 shares of our Class A common stock per US$ 1,000 principal amount of 2013 Convertible Notes (which is equivalent to an initial conversion price of approximately US$ 105.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2013 Convertible Notes.   From time to time up to and including December 15, 2012, we will have the right to elect to deliver (i) shares of our Class A common stock or (ii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2013 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2012, the 2013 Convertible Notes could not be converted.  In addition, the holders of the 2013 Convertible Notes have the right to put the 2013 Convertible Notes to us for cash equal to the aggregate principal amount of the 2013 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities and Exchange Act of 1934 (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

As at June 30, 2012, we had capped call options over 2,940,477 shares of our Class A common stock, 1,583,333 shares from BNP Paribas (“BNP”), and 1,357,144 shares from Deutsche Bank Securities Inc. (“DB”). The amount of shares corresponded to the number of shares of our Class A common stock that we would be entitled to receive on a conversion of the 2013 Convertible Notes at the initial conversion price if we elected to settle the capped call options solely in shares of Class A common stock. The options entitle us to receive, at our election, cash or shares of Class A common stock with a value equal approximately to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20. These options expire on March 15, 2013. At present, we have elected to receive shares of our Class A common stock on exercise of the capped call options.

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

We recorded adjustments to equity during 2012 totaling US$ 21.1 million in respect of the portion of the capped call options that were no longer exercisable following the 2013 Convertible Notes accepted for repurchase.

At June 30, 2012, 196,638 capped call options, which correspond to the number of shares that would be issued upon conversion of the 2013 Convertible Notes, could not be exercised because no conversion of 2013 Convertible Notes had occurred. The aggregate fair value of the remaining capped call options with DB and BNP at June 30, 2012 was US$ nil.

We separately account for the liability and equity components of the 2013 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$129,660	$(8,430)	$121,230	$102,369
Extinguishment of debt	(109,013)	4,537	(104,476)	(868)
Amortization of debt issuance discount	—	3,074	3,074	—
BALANCE June 30, 2012	$20,647	$(819)	$19,828	$101,501

The remaining issuance discount is being amortized over the life of the 2013 Convertible Notes, which mature on March 15, 2013, using the effective interest method.  The effective interest rate on the liability component for all periods presented was 10.3%.

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

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2015 Convertible Notes as at June 30, 2012 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by CME NV and CME BV and are secured by a pledge of shares of those companies.

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at June 30, 2012, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Exchange Act) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$261,034	$(37,693)	$223,341	$11,907
Amortization of debt issuance discount	—	4,127	4,127	—
BALANCE June 30, 2012	$261,034	$(33,566)	$227,468	$11,907

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

Floating Rate Notes

On May 16, 2007, we issued EUR 150.0 million of 2014 Floating Rate Notes which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at June 30, 2012 was 2.60%). The 2014 Floating Rate Notes mature on May 15, 2014. As discussed above, in June 2012 we accepted for repurchase EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) in principal amount of our 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest. In 2010, we repurchased EUR 2.0 million (approximately US

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

$ 2.8 million at the date of repurchase) aggregate principal amount of our 2014 Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

Interest on the 2014 Floating Rate Notes is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the 2014 Floating Rate Notes as at June 30, 2012 and December 31, 2011 was equal to the outstanding debt multiplied by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

In the event that (A) there is a change in control by which (i) any party other than one of our present shareholders becomes the beneficial owner of more than 35.0% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2014 Floating Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2014 Floating Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2014 Floating Rate Notes plus accrued and unpaid interest to the date of purchase.

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

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at June 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2017 Fixed Rate Notes

On October 21, 2010, our wholly-owned subsidiary, CET 21 spol. s r.o. (“CET 21”), issued EUR 170.0 million (approximately US$ 214.0 million) of 9.0% Senior Secured Notes due 2017 (the “2017 Fixed Rate Notes”, and collectively with the 2014 Floating Rate Notes and 2016 Fixed Rate Notes, the “Senior Notes”). The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at June 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at June 30, 2012 and December 31, 2011:

		June 30, 2012	December 31, 2011
Credit facilities	(a) – (e)	$166,674	$77,464
Capital leases		4,029	3,698
Total credit facilities and capital leases		170,703	81,162
Less current maturities		(91,755)	(1,058)
Total non-current credit facilities and capital leases		$78,948	$80,104

(a) In connection with the cash tenders announced on April 30, 2012, we entered into the TW Credit Agreement with Time Warner. Under the TW Credit Agreement, Time Warner agreed to loan to the Company an aggregate principal amount of US$ 300.0 million in three tranches (the “TW Loans”), with the amounts we could draw upon for each tranche corresponding to the amount of our 2013 Convertible Notes, our 2014 Floating Rate Notes or our 2016 Fixed Rate Notes, as applicable, accepted for purchase by us in the 2013 Tender Offer and the Euro Tender Offer. We drew US$ 109.0 million under the credit facility on May 30, 2012 to finance the repurchase of 2013 Convertible Notes, and drew an additional US$ 71.1 million on June 13, 2012 to finance the repurchase of the 2014 Floating Rate Notes. For the first 180 days after the applicable disbursement date, the 2013 Convertible Notes tranche had the same interest rate as the 2013 Convertible Notes (3.5% per annum) and the 2014 Floating Rate Notes tranche had the same interest rate as the 2014 Floating Rate Notes (Euribor plus 1.625% per annum). The interest rate applicable to each tranche was subject to adjustment under certain circumstances, none of which occurred during the period. The maturity date of each tranche of TW Loans corresponded to the maturity date of the notes for which the loan was drawn. We could repay the TW Loans at any time without penalty, including from the proceeds of any equity offerings. We issued shares to Time Warner Media Holdings B.V. (“TW Investor”) and RSL Capital LLC, an affiliate of Ronald Lauder, on June 15, 2012 and the proceeds were applied to outstanding principal of US$ 89.3 million and accrued interest of US$ 38 thousand on the TW Loans. On June 27, 2012, we exercised our option to put shares to TW Investor in order to repay the remaining US$ 90.8 million amount of TW Loans outstanding and this transaction closed on July 3, 2012 (see Note 20, "Subsequent Events").

(b) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries in The Netherlands, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2012, we had deposits of US$ 21.2 million in and drawings of US$ nil on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2011, we had deposits of US$ 37.0 million in and drawings of US$ nil on the BMG cash pool.

(c) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 73.7 million) secured revolving credit facility (the “Secured Revolving Credit Facility”) with BNP Paribas S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING and Ceska Sporitelna, a.s. (“CSAS”), as mandated lead arrangers and original lenders, BNP Paribas S.A., as agent, BNP Paribas Trust Corporation UK Limited, as security agent, and CME Ltd., CME NV, CME BV, CME Investments B.V., CME SH and Markiza as the original guarantors. Interest under the facility is calculated at a rate per annum of 5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period (the applicable rate at June 30, 2012 and December 31, 2011 was 6.08% and 5.97%, respectively). The Secured Revolving Credit Facility will decrease to CZK 750.0 million (approximately US$ 36.8 million) on the fourth anniversary of the signing date.  Drawings under the facility by CET 21 may be used for working capital requirements and for general corporate purposes. The Secured Revolving Credit Facility contains customary representations, warranties, covenants and events of default. The covenants include limitations on CET 21's ability to incur additional indebtedness, create liens, make disposals and to carry out certain other types of transactions. Drawings on the Secured Revolving Credit Facility amounted to CZK 1.5 billion (approximately US$ 73.7 million) as at June 30, 2012 and December 31, 2011. As at June 30, 2012, CET 21 had an interest rate swap to hedge the interest rate exposure on the future outstanding principal under the Secured Revolving Credit Facility (see Note 11, “Financial Instruments and Fair Value Measurements”).

(d) As at June 30, 2012, and December 31, 2011, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 14.7 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e) At June 30, 2012, Media Pro Entertainment had an aggregate principal amount of RON 10.7 million (approximately US$ 3.0 million) (December 31, 2011, RON 10.6 million, approximately US$ 3.0 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At June 30, 2012, we had 13 loans outstanding with the CNC with maturity dates ranging from 2014 to 2020. The carrying amounts at June 30, 2012 and December 31, 2011 are net of a fair value adjustment of US$ 1.0 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At June 30, 2012, the maturity of our Senior Debt and credit facilities was as follows:

2012 (1)	$90,887
2013	20,725
2014	147,391
2015	297,868
2016	471,621
2017 and thereafter	216,197
Total Senior Debt and credit facilities	1,244,689
Net discount	(32,690)
Carrying value of Senior Debt and credit facilities	$1,211,999

(1) Reflects the TW Loans, which were repaid on July 3, 2012 (see Item 1, Note 20, "Subsequent Events").

As at June 30, 2012, we had US$ 20.6 million in principal amount of 2013 Convertible Notes due for payment on March 15, 2013 and believe that our financial resources are sufficient to meet this as well as our other external financial obligations.

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2012:

2012	$614
2013	1,048
2014	956
2015	370
2016	348
2017 and thereafter	1,132
Total undiscounted payments	4,468
Less: amount representing interest	(439)
Present value of net minimum lease payments	$4,029

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.  PROGRAM RIGHTS

Program rights comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Program rights:
Acquired program rights, net of amortization	$286,844	$266,884
Less: current portion of acquired program rights	(107,432)	(101,741)
Total non-current acquired program rights	179,412	165,143
Produced program rights – Feature Films:
Released, net of amortization	2,672	3,197
Completed and not released	1,293	776
In production	659	708
Development and pre-production	534	279
Produced program rights – Television Programs:
Released, net of amortization	80,168	70,383
Completed and not released	4,377	9,136
In production	10,052	12,457
Development and pre-production	4,723	4,138
Total produced program rights	104,478	101,074
Total non-current acquired program rights and produced program rights	$283,890	$266,217

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Unrelated customers	$217,002	$204,747
Less: allowance for bad debts and credit notes	(16,336)	(13,555)
Related parties	1,173	1,020
Less: allowance for bad debts and credit notes	(116)	(55)
Total accounts receivable	$201,723	$192,157

At June 30, 2012, CZK 476.2 million (approximately US$ 23.4 million) (December 31, 2011: CZK 719.9 million, approximately US$ 35.4 million), of receivables were pledged as collateral under the Secured Revolving Credit Facility, the 2017 Fixed Rate Notes and the factoring agreement.  Of this amount, CZK 333.3 million (approximately US$ 16.4 million) (December 31, 2011: CZK 545.8 million, approximately US$ 26.8 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 4, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Current:
Prepaid acquired programming	$20,384	$23,479
Other prepaid expenses	10,154	9,422
Derivative asset	29,489	—
Deferred tax	11,497	3,893
Capitalized debt costs	4,624	5,023
VAT recoverable	4,440	6,857
Inventory	5,542	5,226
Income taxes recoverable	631	2,632
Restricted cash	372	381
Other	3,312	1,092
Total other current assets	$90,445	$58,005

	June 30, 2012	December 31, 2011
Non-current:
Capitalized debt costs	$17,242	$19,350
Deferred tax	2,759	4,232
Other	3,202	2,926
Total other non-current assets	$23,203	$26,508

The derivative asset relates to our option to cause TW Investor to purchase additional common shares (see Note 11, "Financial Instruments and Fair Value Measurements") that was settled on July 3, 2012 (see Note 20, "Subsequent Events").

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Land and buildings	$154,193	$160,183
Machinery, fixtures and equipment	199,414	197,047
Other equipment	34,261	31,970
Software licenses	42,447	39,993
Construction in progress	15,780	17,894
Total cost	446,095	447,087
Less: Accumulated depreciation	(247,783)	(229,720)
Total net book value	$198,312	$217,367

Assets held under capital leases (included in the above)
Land and buildings	$4,386	$4,508
Machinery, fixtures and equipment	3,160	3,146
Total cost	7,546	7,654
Less: Accumulated depreciation	(2,295)	(2,720)
Net book value	$5,251	$4,934

The movement in the net book value of property, plant and equipment during the six months ended June 30, 2012 and 2011 is comprised of:

	For the Six Months Ended June 30,
	2012	2011
Opening balance	$217,367	$250,902
Cash additions	11,340	14,321
Disposals	(120)	(803)
Depreciation	(20,942)	(27,910)
Foreign currency movements	(7,570)	23,743
Other movements	(1,763)	(1,285)
Ending balance	$198,312	$258,968

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts payable	$42,390	$47,676
Related party accounts payable	713	1,955
Programming liabilities	37,604	32,532
Related party programming liabilities	71,009	68,573
Duties and other taxes payable	16,751	13,462
Accrued staff costs	15,952	24,532
Accrued interest payable	22,119	24,108
Income taxes payable	623	1,379
Accrued services and other supplies	5,840	4,303
Accrued legal contingencies and professional fees	4,396	3,409
Authors’ rights	7,123	6,367
Other accrued liabilities	14,526	11,752
Total accounts payable and accrued liabilities	$239,046	$240,048

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Current:
Deferred revenue	$21,164	$10,977
Deferred tax	1,516	1,094
Derivative liabilities	—	2,375
Other	5,959	23
Total other current liabilities	$28,639	$14,469

	June 30, 2012	December 31, 2011
Non-current:
Deferred tax	$68,774	$74,672
Related party programming liabilities	—	9,363
Derivative liabilities	340	694
Other	1,243	212
Total other non-current liabilities	$70,357	$84,941

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

At June 30, 2012, we had the following option and interest rate swap agreements carried at fair value using significant level 2 inputs. The previously outstanding currency swap agreement (see "Currency Risk" section below) was recorded at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Other” section below), was carried at fair value using significant level 3 inputs.

The change in fair value of derivatives comprised the following for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Share Subscription Agreement	$22,836	$—	$22,836	$—
Company option	24,467	—	24,467	—
Interest rate swap	121	(60)	357	301
Currency swap	(26)	1,221	665	640
Call option	—	—	—	180
Change in fair value of derivatives	$47,398	$1,161	$48,325	$1,121

Share Subscription Agreement

On April 30, 2012, in addition to and in contemplation of the TW Credit Agreement described in Note 4, "Long-Term Debt and Other Financing Arrangements", we entered into a Subscription and Equity Commitment Agreement (the “Equity Commitment Agreement”) with TW Investor whereby we agreed to issue to TW Investor at a price of $7.51 per share (the “Purchase Price”), the number of shares of Class A common stock such that TW Investor would own a number of shares of Class A common stock equal to a 40% interest in the Company on a diluted basis (and at least 9.5 million shares) (the “TW Subscription Shares”). The Purchase Price was equal to the Company's volume-weighted average closing share price on the Nasdaq Global Select Market for the 20 trading days immediately preceding the signing of the Equity Commitment Agreement.

This forward sale of the TW Subscription Shares was considered to be a derivative instrument due to the variability in the number of shares to be issued under the terms of the agreement. As a result, a derivative liability of approximately US$ 3.8 million was recorded on April 30, 2012, representing the intrinsic value of this forward sale on that date. The Equity Commitment Agreement was considered to be linked to, although separable from, the TW Credit Agreement. Therefore, the charge arising from recognition of the derivative liability was amortized over the remaining life of the TW Credit Agreement as a debt issuance cost within interest expense in the condensed consolidated statement of operations and other comprehensive income. The TW Credit Agreement was effectively terminated upon the June 27, 2012 exercise of the option discussed further below, so the remaining unamortized charge arising from the initial recognition of the derivative was recognized during the three months ended June 30, 2012.

The 9.9 million TW Subscription Shares were issued on June 15, 2012, and as a result, the derivative instrument was settled as of that date. The change in the fair value of the derivative instrument, as measured immediately prior to issuance, resulted in a net gain of US$ 22.8 million, which was recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other current assets. This instrument was allocated to level 2 within the fair value hierarchy because the critical input in its valuation was readily observable.

Under a separate agreement, RSL Capital LLC subscribed to 2 million shares of Class A Common Stock of the Company at a fixed price per share of US$ 7.51, resulting in aggregate proceeds of US$ 15.0 million. As the subscription amount was fixed and no variability existed, this amount was recorded as equity upon the transfer of funds on June 15, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In addition, under the Equity Commitment Agreement, TW Investor granted to the Company an option (the "Company Option") to cause TW Investor to purchase, and the Company granted to TW Investor an option to purchase, at the Purchase Price, the number of shares of Class A common stock (the “Option Shares”) that would generate proceeds to repay the then outstanding principal amount under the TW Loans, subject to certain limitations, including restrictions that TW Investor and its affiliates may not acquire any shares that could result in their beneficial ownership in effect exceeding 49.9% of the total outstanding voting securities of the Company on the date of exercise.

The instrument for the Option Shares met the definition of a derivative due to the variability in the number of shares that would be issued under the terms of the option and was considered embedded within the TW Credit Agreement. The initial recognition of this derivative at a fair value of approximately US$ 5.0 million on the date of the first drawing resulted in a corresponding premium on the TW Loan balance, and was amortized within interest expense in the condensed consolidated statement of operations and other comprehensive income over the remaining life of the TW Loan.

Subsequent changes in the fair value of this derivative were recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other current assets. The fair value of this derivative was estimated using the Black-Scholes option-pricing model. The main inputs used in the valuation model included the price of a share of our Class A common stock, the option strike price, the current risk-free interest rate and the known contractual terms of the instrument. Volatility was also used as an input into the model and was determined using management's estimates and equity volatilities of comparable companies. This financial instrument was allocated to level 2 of the fair value hierarchy because the critical inputs into its valuation were readily observable.

The fair value of the derivative instrument on June 30, 2012, was an asset amounting to US$ 29.5 million (see Note 7, "Other Assets"). This net change of US$ 24.5 million from the initial fair value was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income.

We exercised the Company Option on June 27, 2012, and the transaction settled on July 3, 2012 (see Note 20, "Subsequent Events"). Due to the exercise, the US$ 5.0 million premium arising from the initial recognition of the derivative was recognized during the three months ended June 30, 2012. The fair value of the option on July 3, 2012, was US$ 30.0 million. The difference of US$ 0.5 million from the fair value at June 30, 2012 to the settlement date on July 3, 2012, will be recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income for the period ended September 30, 2012. There will be no impact on earnings from this instrument subsequent to July 3, 2012.

Interest Rate Risk

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and CSAS, expiring in April 2013, to reduce the impact of changing interest rates on our floating rate debt that is denominated in CZK.  The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other non-current liabilities.

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

The fair value of the interest rate swap as at June 30, 2012, was a US$ 0.3 million liability, which represented a net decrease of US$ 0.4 million from the US$ 0.7 million liability as at December 31, 2011, and was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income amounting to US$ 0.4 million.

Currency Risk

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 525.5 million), payable on each July 15, October 15, January 15, and April 15, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 473.3 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduced our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponded to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 4, “Long-Term Debt and Other Financing Arrangements”). These financial instruments were used to minimize currency risk and were considered an economic hedge of foreign exchange rates.  These instruments were not designated as hedging instruments, and so changes in their fair value were recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other current liabilities.

We valued these currency swap agreements using an industry-standard currency swap pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including the relevant yield curves and the known contractual terms of the instrument, were readily observable.

The fair value of the liability on April 15, 2012, immediately prior to the final payments being made and received was US$ 1.7 million,which represented a net decrease of US$ 0.7 million from the US$ 2.4 million liability as at December 31, 2011. This change was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income amounting to US$ 0.7 million. There will be no impact on earnings from this instrument subsequent to April 15, 2012.

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

The fair value of the call option as at June 30, 2012 and December 31, 2011 was US$ nil because the option strike price is the fair value of the equity in CME Bulgaria. There will be no further changes in the carrying value of the option liability.

Top Tone Holdings exercised the call option earlier this year, which will increase its noncontrolling interest in CME Bulgaria. The closing of this transaction has not yet occurred.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at June 30, 2012 and December 31, 2011. None were issued and outstanding as at June 30, 2012 and December 31, 2011. We issued one share of Series A convertible preferred stock, which is convertible into 11,211,449 shares of Class A common stock, to TW Investor on July 3, 2012 (see Note 20, "Subsequent Events").

Class A and B Common Stock

200,000,000 and 100,000,000 shares of Class A common Stock were authorized as at June 30, 2012 and December 31, 2011, respectively, and 15,000,000 shares of Class B common stock were authorized as at June 30, 2012 and December 31, 2011. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock for no additional consideration on a one-for-one basis. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital LLC and 9,901,260 shares of Class A common stock to TW Investor, each at a price of US$ 7.51 per share, for aggregate proceeds to the Company of US$ 89.4 million. The proceeds of these share subscriptions were applied to the outstanding TW Loan balance (see Note 4, "Long-Term Debt and Other Financing Obligations"). We issued additional shares to TW Investor on July 3, 2012 (see Note 20, "Subsequent Events").

Also on June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. Following this conversion, there are no shares of Class B common stock outstanding.

There were 76.3 million shares of Class A common stock outstanding at June 30, 2012.

Warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six year period terminating December 2015 at a price of US$ 21.75 per share, are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our President and Chief Executive Officer, and a member of our Board of Directors.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  INTEREST EXPENSE

Interest expense comprised the following for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest on Senior Notes	$19,981	$23,105	$41,173	$45,652
Interest on Convertible Notes	4,077	4,574	8,475	8,795
Interest on capital leases and other financing arrangements	1,716	701	3,170	1,694
	25,774	28,380	52,818	56,141

Amortization of capitalized debt issuance costs	6,945	1,451	8,167	3,427
Amortization of debt issuance discount and premium	(1,590)	4,502	1,968	9,249
(Gain) / loss on extinguishment of debt	(448)	3,424	(448)	24,979
	4,907	9,377	9,687	37,655
Total interest expense	$30,681	$37,757	$62,505	$93,796

The (gain) / loss on extinguishment of debt comprised the following for the three and six months ended June 30, 2012 and 2011 (see Note 4 "Long-Term Debt and Other Financing Arrangements"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
2013 Convertible Notes	$3,763	$3,424	$3,763	$22,591
2014 Floating Rate Notes	(4,211)	—	(4,211)	—
2016 Fixed Rate Notes	—	—	—	2,388
(Gain) / loss on extinguishment	$(448)	$3,424	$(448)	$24,979

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14.  STOCK-BASED COMPENSATION

7,500,000 shares have been authorized for issuance in respect of equity awards under our Amended and Restated Stock Incentive Plan (“the Plan”). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation charged	$1,004	$1,583	$2,091	$3,104
Income tax benefit recognized	—	—	—	—

Stock Options

A summary of option activity for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,901,687	$32.86	4.49	$71
Exercised	(16,000)	2.06
Forfeited	(593,687)	35.85
Expired	(30,000)	$90.54
Outstanding at June 30, 2012	2,262,000	$31.53	4.58	$—
Vested or expected to vest	2,177,956	31.86	4.51	—
Exercisable at June 30, 2012	1,566,375	$35.06	3.89	$—

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The exercise of stock options has generated a net operating loss brought forward in our Delaware subsidiary of US$ 5.3 million at January 1, 2012. In the six months ended June 30, 2012 and 2011, tax benefits of US$ nil and US$ nil, respectively, were recognized in respect of the utilization of part of this loss, and were recorded as additional paid-in capital, net of US$ 0.4 million and US$ nil of transfers related to the write-off of deferred tax assets arising upon forfeitures for the periods ending June 30, 2012 and 2011, respectively. The losses are subject to examination by the tax authorities and to restriction on their utilization.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2012 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2012. This amount changes based on the fair value of our common stock.  As at June 30, 2012, there was US$ 6.7 million of total unrecognized compensation expense related to options.

At the annual general meeting of CME Ltd on June 13, 2012, the shareholders approved the exchange of up to 1.7 million options for up to 0.9 million restricted stock units ("RSUs"). While we have yet to set the terms of any such exchange, and can not be assured of the number of options likely to be tendered, we expect the number of outstanding options to decrease significantly following the completion of the exchange program.

Restricted Stock Units

Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of CME Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of our class A common shares on the date of grant.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at June 30, 2012:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	—	—
Granted	600,000	5.61
Unvested at June 30, 2012	600,000	5.61

As at June 30, 2012, the intrinsic value of unvested RSUs was US$ 3.0 million. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2012, was US$ 2.9 million and is expected to be recognized over a weighted-average period of 2.21 years.

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income / (loss) attributable to CME Ltd.	$3,956	$968	$(9,436)	$(20,146)

Weighted average outstanding shares of common stock	66,501	64,384	65,447	64,377
Dilutive effect of employee stock options and RSUs	31	117	—	—
Common stock and common stock equivalents	66,532	64,501	65,447	64,377

Net income / (loss) per share:
Basic	$0.06	$0.02	$(0.14)	$(0.31)
Diluted	$0.06	$0.02	$(0.14)	$(0.31)

At June 30, 2012, 3,193,869 (December 31, 2011: 3,763,481) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at June 30, 2012.

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

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net revenues	2012	2011	2012	2011
Broadcast:
Bulgaria	$21,970	$26,662	$40,898	$45,999
Croatia	15,314	19,979	27,187	32,490
Czech Republic	66,386	82,668	118,084	140,374
Romania	36,317	47,015	67,516	81,369
Slovak Republic	23,036	29,845	41,671	48,935
Slovenia	19,314	22,799	33,778	37,318
Total Broadcast	182,337	228,968	329,134	386,485
Media Pro Entertainment	53,455	51,254	96,860	91,434
New Media	5,212	4,612	8,891	7,233
Intersegment revenues (1)	(29,782)	(35,178)	(56,230)	(62,724)
Total net revenues	$211,222	$249,656	$378,655	$422,428

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
OIBDA	2012	2011	2012	2011
Broadcast:
Bulgaria	$3,460	$5,768	$2,358	$5,930
Croatia	3,924	3,153	4,945	2,821
Czech Republic	31,375	43,846	51,569	66,514
Romania	5,179	9,297	7,074	12,746
Slovak Republic	1,990	5,737	1,533	3,231
Slovenia	5,741	8,553	8,518	11,769
Divisional operating costs	(1,187)	(238)	(2,637)	(745)
Total Broadcast	50,482	76,116	73,360	102,266
Media Pro Entertainment	5,417	761	7,088	1,485
New Media	(787)	(489)	(2,235)	(2,089)
Central	(7,031)	(12,397)	(15,272)	(22,244)
Elimination	(969)	(1,298)	(1,769)	(2,479)
Total OIBDA	$47,112	$62,693	$61,172	$76,939

Reconciliation to condensed consolidated statement of operations and comprehensive income:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total OIBDA	$47,112	$62,693	$61,172	$76,939
Depreciation of property, plant and equipment	(10,747)	(15,411)	(22,627)	(29,695)
Amortization of intangible assets	(12,715)	(7,809)	(25,198)	(15,436)
Operating income	23,650	39,473	13,347	31,808
Interest expense, net	(30,510)	(37,120)	(62,120)	(92,031)
Foreign currency exchange (loss) / gain, net	(40,312)	4,106	(16,918)	47,371
Change in fair value of derivatives	47,398	1,161	48,325	1,121
Other (expense) / income	(158)	(90)	51	(802)
Credit / (provision) for income taxes	3,073	(6,718)	6,643	(7,650)
Net income / (loss)	$3,141	$812	$(10,672)	$(20,183)

We do not rely on any single major customer or group of major customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At June 30, 2012, we had total commitments of US$ 354.6 million (December 31, 2011: US$ 361.8 million) in respect of our broadcast and distribution operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$354,619	$138,142	$173,872	$42,605	$—

b) Operating Lease Commitments

For the six months ended June 30, 2012 and 2011, we incurred aggregate rent expense on all facilities of US$ 7.9 million and US$ 7.2 million, respectively.  Future minimum operating lease payments at June 30, 2012 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

June 30, 2012
2012	$3,795
2013	4,047
2014	3,055
2015	1,957
2016	1,593
2017 and thereafter	10,481
Total	$24,928

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 14.7 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at June 30, 2012 and December 31, 2011, there were no drawings under this facility (see also Note 4, “Long-Term Debt and Other Financing Arrangements” and Note 6, “Accounts Receivable”).

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

d) Call option

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings,

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 25.4 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. Subsequently, VI or an affiliate has filed an application against the government of Ukraine in the European Court of Human Rights seeking review of these court decisions; and on June 18, 2012 Prioritet filed a claim against Studio 1+1 that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.3 million). We do not believe that it is likely that we will be required to make any further payment.

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased for cash consideration of US$ 22.2 million, capped call options from Lehman OTC over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the 2013 Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20 (see Note 4, “Long-Term Debt and Other Financing Arrangements”).

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 3.2% of our outstanding shares of Class A common stock as at June 30, 2012; and Time Warner, who is represented on our Board of Directors and was the beneficial owner of approximately 42.0% of our outstanding shares of Class A common stock as at June 30, 2012.

Related Party Transactions

Adrian Sarbu

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Purchases of services	$872	$1,250	$1,962	$2,407
Sales	240	559	601	735

	As at June 30,	As at December 31,
	2012	2011
Accounts payable	$521	$512
Accounts receivable	754	765

Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Purchases of programming	$16,052	$11,628	$24,257	$16,233
Sales	67	40	167	60

	As at June 30,	As at December 31,
	2012	2011
Accounts payable	$70,513	$78,016
Accounts receivable	131	159

See Note 4, "Long-Term Debt and Other Financing Arrangements" and Note 11, "Financial Instruments and Fair Value Measurements" for discussion of transactions with Time Warner to reduce our indebtedness. The TW Loan was repaid on July 3, 2012, see Note 20, "Subsequent Events".

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

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As at June 30, 2012, our Unrestricted Subsidiaries consisted of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support. As at June 30, 2012, there was US$ 1.4 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Below is selected financial information for CME Ltd., its Restricted Subsidiaries and its Unrestricted Subsidiaries as required by the 2014 Indenture, the 2016 Indenture and the 2017 Indenture:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended June 30, 2012
Net revenues	$211,222	$—	$—	$211,222
Depreciation of property, plant and equipment	9,867	—	—	9,867
Amortization of broadcast licenses and other intangibles	12,715	—	—	12,715
Operating income	23,653	(3)	—	23,650
Net income attributable to CME Ltd.	$2,985	$971	$—	$3,956

	For the Six Months Ended June 30, 2012
Net revenues	$378,655	$—	$—	$378,655
Depreciation of property, plant and equipment	20,942	—	—	20,942
Amortization of broadcast licenses and other intangibles	25,198	—	—	25,198
Operating income	13,354	(7)	—	13,347
Net (loss) / income attributable to CME Ltd.	$(9,932)	$496	$—	$(9,436)

Consolidated Balance Sheet:
	As at June 30, 2012
Cash and cash equivalents	$123,387	$1,427	$—	$124,814
Third party debt (1)	1,216,028	—	—	1,216,028
Total assets	2,596,917	1,474	(668)	2,597,723
Total CME Ltd. shareholders' equity	$1,028,435	$705	$—	$1,029,140

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

20. SUBSEQUENT EVENTS

On June 27, 2012, we exercised our option under the Equity Commitment Agreement to sell shares of the Company to TW Investor. That transaction subsequently settled on July 3, 2012, at which point we issued 874,819 shares of our Class A common stock and one share of Series A convertible preferred stock of the Company, par value US$ 0.08 per share (the “Preferred Share”), at a price per share of Class A common stock (including those underlying the Preferred Share) of US$ 7.51, to TW Investor for aggregate consideration of approximately US$ 90.8 million (collectively, the “Equity Subscriptions”). The consideration was utilized to repay the remaining loan outstanding under the TW Credit Agreement. The difference between the fair value of the consideration, calculated based on the closing share price of our Class A shares of common stock on the date of extinguishment, and the outstanding principal amount of the TW Loan was offset by the derivative asset related to the Option Shares (see Note 11, "Financial Instruments and Fair Value Measurements").

The Preferred Share, which is convertible into 11,211,449 shares of Class A common stock, was issued pursuant to the Equity Commitment Agreement, which provides that if the issuance of shares of Class A common stock to TW Investor upon the exercise of the Company Option, when aggregated with the outstanding shares of Class A common stock of any group (as such term  is defined in Section 13(d)(3) of the Exchange Act) that includes TW Investor and its affiliates would have resulted in TW Investor beneficially owning more than 49.9% of the outstanding number of shares of Class A common stock, the Company agreed to issue to TW Investor the Preferred Share, which is convertible into the number of shares of Class A common stock that TW Investor was not able to acquire because of this limitation.

The Preferred Share is automatically convertible into shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor would not be greater than 49.9%, which is expected to occur following the termination of the Irrevocable Voting Deed and Corporate Representative Appointment among TW Investor, RSL Savannah, LLC, Ronald S. Lauder and the Company, dated May 18, 2009 (the "Voting Agreement"). The Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of Class A common stock to be issued, as are set forth in the Certificate of Designation of the Preferred Share.

As a result of the Equity Subscriptions, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company. The shares issued to TW Investor in the Equity Subscriptions are subject to the Voting Agreement.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Overview

III.	Our Business

IV.	Analysis of the Results of Operations and Financial Position

V.	Liquidity and Capital Resources

VI.	Critical Accounting Policies and Estimates

Key Financing Defined Terms

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and Central European Media Enterprises Ltd. ("CME Ltd.") and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors. The term "TW Loans" refers to amounts drawn under the Term Loan Facilities Credit Agreement dated April 30, 2012 with Time Warner Inc.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; the extent to which our debt service obligations restrict our business; decreases in TV advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to make future investments in television broadcast operations; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses; and our ability to develop and acquire necessary programming and attract audiences. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a media and entertainment company that operates broadcasting, content and new media businesses in Central and Eastern Europe.

The following tables provide a summary of our consolidated results for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, (US$ 000's)
	2012	2011	Movement
Net revenues	$211,222	$249,656	(15.4)%
Cost of revenues	(160,507)	(179,568)	10.6%
Selling, general and administrative expenses	(27,065)	(30,615)	11.6%
Operating income	23,650	39,473	(40.1)%
Net income	$3,141	$812	286.8%
Net loss attributable to noncontrolling interests	$815	$156	422.4%
Net income attributable to CME Ltd.	$3,956	$968	308.7%

	For the Six Months Ended June 30, (US$ 000's)
	2012	2011	Movement
Net revenues	$378,655	$422,428	(10.4)%
Cost of revenues	(310,915)	(330,298)	5.9%
Selling, general and administrative expenses	(54,393)	(60,322)	9.8%
Operating income	13,347	31,808	(58.0)%
Net loss	$(10,672)	$(20,183)	47.1%
Net loss attributable to noncontrolling interests	$1,236	$37	Nm (2)
Net loss attributable to CME Ltd.	$(9,436)	$(20,146)	53.2%

Net cash (used in) / generated from operating activities	$(48,193)	$29,050	Nm (2)
Capital expenditures, net	(11,149)	(14,227)	21.6%
Free cash flow(1)	$(59,342)	$14,823	Nm (2)
(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.
(2) Number is not meaningful.

Our financial results for the three and six months ended June 30, 2012 reflect the acquisition of Bontonfilm on June 30, 2011; the initial benefits from the roll-out of Voyo, our subscription video-on-demand service in all our territories; and the impact from the continued general lack of confidence in the growth of the economies in our region. On a constant currency basis, the television advertising spending in our markets declined by 7% in the six months ended June 30, 2012 impacting the advertising revenues in our Broadcast division. Overall, on a constant currency basis, our consolidated net revenues remained flat compared to the corresponding period in 2011 due to the growth in revenues in our Media Pro Entertainment ("MPE") and New Media divisions. We currently believe that, on a constant currency basis, our full year OIBDA, as defined in III. Our Business, will grow when compared to the prior year.

Our negative free cash flow of US$ 59.3 million for the six months ended June 30, 2012, compared to positive free cash flow of US$ 14.8 million for the corresponding  period in 2011, was lower mainly due to the unusually high cash flow in 2011. In the first quarter of 2011, we implemented an advance collection program that generated US$ 47 million of cash receipts from customers that were granted discounts to pay much earlier than our normal terms. Most of these advances were accelerated receipts from the second half of 2011. We did not repeat this program in the first half of 2012 and therefore our free cash flow is more in line with the seasonal nature of our business. Furthermore, we continued to invest in our content production resulting in higher local programming payments in the first half of 2012. Notwithstanding these working capital and programming outflows in the first half of 2012, we remain committed to achieving our goal to deliver positive free cash flow for the full year in 2012.

We reduced our debt by US$ 184.8 million primarily with proceeds from the issuance of equity in the amount of US$ 180.2 million as described below:

•
On April 30, 2012, we entered into a series of agreements with our major shareholders, Time Warner Inc. ("Time Warner") and RSL Capital LLC (“RSL” an affiliate of Ronald Lauder), to enable us to fund tender offers to purchase up to an aggregate of US$ 300 million of our 2013 Convertible Notes, 2014 Floating Rate Notes and 2016 Fixed Rate Notes.

•	On May 31, 2012, we completed the purchase of US$ 109.0 million in aggregate principal of 2013 Convertible Notes for cash consideration of US$ 109.0 million plus accrued interest.

•
On June 14, 2012, we completed the purchase of EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) aggregate principal amount of 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest.

Index

•
On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital LLC and 9,901,260 shares of Class A common stock to Time Warner Media Holdings B.V. ("TW Investor"), each at a price of US$ 7.51 per share, for aggregate proceeds to the Company of approximately US$ 89.4 million. The proceeds were applied to repay TW Loan amounts drawn to repurchase the 2013 Convertible Notes and the 2014 Floating Rate Notes.

•
On June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. There are no shares of Class B common stock outstanding.

•
On July 3, 2012, we issued 874,819 shares of our Class A common stock and one share of Series A Convertible Preferred Stock of the Company, par value US$ 0.08 per share (the “Preferred Share”) (collectively, the “Option Shares”), at a price per share of Class A common stock (including those underlying the Preferred Share) of US$ 7.51, to TW Investor for aggregate consideration of approximately US$ 90.8 million (collectively, the “Equity Subscriptions”), each pursuant to the Equity Commitment Agreement. The consideration for the Equity Subscriptions was applied to repay in full the TW Loans. As a result of the Equity Subscriptions, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company.

We will continue to look for further deleveraging opportunities in the second half of this year.

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

OIBDA, as defined above, and free cash flow, as defined in II. Overview, may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three and six months ended June 30, 2012 and June 30, 2011.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$182,337	$228,968	(20.4)%	(7.6)%
Media Pro Entertainment	53,455	51,254	4.3%	23.2%
New Media	5,212	4,612	13.0%	30.9%
Intersegment revenues (1)	(29,782)	(35,178)	15.3%	0.9%
Total Net Revenues	$211,222	$249,656	(15.4)%	(1.6)%

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$329,134	$386,485	(14.8)%	(5.0)%
Media Pro Entertainment	96,860	91,434	5.9%	19.5%
New Media	8,891	7,233	22.9%	37.5%
Intersegment revenues (1)	(56,230)	(62,724)	10.4%	(0.5)%
Total Net Revenues	$378,655	$422,428	(10.4)%	0.2%

 (1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$50,482	$76,116	(33.7)%	(22.8)%
Media Pro Entertainment	5,417	761	611.8%	751.7%
New Media	(787)	(489)	(60.9)%	(81.8)%
Central	(7,031)	(12,397)	43.3%	40.8%
Intersegment elimination	(969)	(1,298)	25.3%	9.9%
Consolidated OIBDA	$47,112	$62,693	(24.9)%	(10.5)%

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$73,360	$102,266	(28.3)%	(18.4)%
Media Pro Entertainment	7,088	1,485	377.3%	452.0%
New Media	(2,235)	(2,089)	(7.0)%	(14.7)%
Central	(15,272)	(22,244)	31.3%	28.8%
Intersegment elimination	(1,769)	(2,479)	28.6%	18.9%
Consolidated OIBDA	$61,172	$76,939	(20.5)%	(6.7)%

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

After adjusting for inflation, we estimate that GDP in our territories grew slightly overall during the six months ended June 30, 2012, but was down from the 1.5% growth rate reported in the second half of 2011 following the combination of a slowdown in export growth and ongoing tight fiscal measures in some of the countries in our region. Real private consumption is estimated to have declined slightly overall during the six months ended June 30, 2012. On a constant currency basis, television advertising spending in our markets declined by 7% in the six months ended June 30, 2012, with variances ranging from negative 14% in Croatia to negative 1% in the Slovak Republic. In Croatia, the decline in advertising spending was primarily due to a reduction in spending by advertisers in the telecoms industry, while in the Slovak Republic, television advertising spending benefited from additional advertising spending ahead of parliamentary elections.  A full recovery in our region continues to be hampered by continuing concerns surrounding the levels of European sovereign debt, uncertainty about the future of the Euro and a general lack of confidence about economic growth in our countries. All of these issues are contributing to the reluctance of advertisers to spend.

The following table sets out our estimates of real GDP, real private consumption and television advertising market growth / (decline) in our countries for the six months ended June 30, 2012:

	For the Six Months Ended June 30, 2012
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	0.6%	1.4%	(5)%
Croatia	(1.1)%	(0.8)%	(14)%
Czech Republic	(0.4)%	(2.1)%	(6)%
Romania*	0.4%	0.6%	(10)%
Slovak Republic	2.7%	(0.1)%	(1)%
Slovenia	(0.8)%	0.8%	(3)%
Total CME Markets	0.3%	(0.4)%	(7)%
* Romania market excludes Moldova.
Source: CME estimates

We are continuing our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage when our television advertising markets recover.  During the first half of this year, we maintained our overall share of the television advertising markets compared to the same period in 2011 in conditions where our competitors discounted heavily in certain markets.

Index

The Broadcast segment reported net revenues for the three and six months ended June 30, 2012 of US$ 182.3 million and US$ 329.1 million compared to US$ 229.0 million and US$ 386.5 million in the same periods in 2011, decreases of 20% and 15%, respectively. On a constant currency basis, net revenues for the three and six months ended June 30, 2012 decreased 8% and 5%, respectively compared to the same periods in 2011. This decrease in net revenues was primarily due to the continuing difficult trading conditions that existed in television advertising spending in our markets in the first half of this year and was in line with the decrease in the overall television advertising spending in our region.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2012 decreased by 14% and 10% compared to the same periods in 2011. On a constant currency basis, costs for the three and six months ended June 30, 2012 remained flat compared to the same periods in 2011, reflecting our ability to optimize our costs charged in arriving at OIBDA during the past two financial years. We continue to implement cost efficiencies and we are able to control our local content production costs, which represents a large proportion of our programming costs. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.
Our Broadcast segment generated OIBDA of US$ 50.5 million and US$ 73.4 million for the three and six months ended June 30, 2012 compared to US$ 76.1 million and US$ 102.3 million for the corresponding periods in 2011, decreases of 34% and 28% for the three and six months ended June 30, 2012, respectively. On a constant currency basis, OIBDA decreased 23% and 18% for the three and six months ended June 30, 2012, respectively compared to the same periods in 2011.
Our current view of television advertising spending in the second half of this year indicates that the trend will improve, with a lower rate of decline than the first half of the year, with some advertisers fulfilling their annual committed budgets in the market. Our focus remains on investing in our audience share, particularly in the Czech and Slovak Republic, and in Romania where competition is intense, in order to support our premium pricing model and maintain our market leadership.
We believe that our market leadership and the strength of our existing brands leave us well positioned to face the challenging TV advertising market conditions and competitor behavior, and we intend to continue to build on our channel portfolio with an increased focus on pay and subscription TV channels, as well as exploiting our own content on multiple distribution platforms and devices as these new technologies develop.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment is comprised of production and distribution businesses.

MPE’s revenues for the three and six months ended June 30, 2012 and 2011 predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production and distribution operations. The MPE segment reported net revenues for the three and six months ended June 30, 2012 of US$ 53.5 million and US$ 96.9 million, respectively, compared to US$ 51.3 million and US$ 91.4 million for the same periods in 2011, increases of 4% and 6%, respectively. On constant currency basis, net revenues increased by 23% and 20% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

We generated approximately US$ 24.8 million (46% of total MPE segment revenues) and US$ 42.4 million (44% of total MPE revenues) of our revenues from third parties during the three and six months ended June 30, 2012 respectively, compared to US$ 16.5 million (32% of total MPE segment revenues) and US$ 29.3 million (32% of total MPE segment revenues) during the corresponding periods in 2011. The increase in our revenues and the increase in the proportion of our third party revenues primarily reflects our acquisition of Bontonfilm in the second quarter of 2011.

The Media Pro Entertainment segment generated OIBDA of US$ 5.4 million and US$ 7.1 million during the three and six months ended June 30, 2012, respectively compared to US$ 0.8 million and US$ 1.5 million in the corresponding periods of 2011, increasing by US$ 4.7 million and US$ 5.6 million, respectively. On a constant currency basis, OIBDA increased US$ 4.8 million and US$ 5.8 million for the three and six months ended June 30, 2012 compared to the same periods in 2011.

Production

For the three and six months ended June 30, 2012, we delivered 233 hours and 510 hours of fiction programming to our Broadcast operations, compared to 262 hours and 533 hours for the same periods in 2011. This programming comprised telenovellas, soap opera shows and comedy series such as 'Lara's Choice' in Croatia, 'Home Wars' in Bulgaria, 'Second Chance' in the Slovak Republic, 'Helena' and ‘The Street’ in the Czech Republic and 'Las Fierbinti' in Romania; and drama series such as ‘Rose Garden Clinic’ in the Czech Republic and the Slovak Republic and 'Bet With Life' in Romania.

We delivered a total of 473 hours and 824 hours of reality and entertainment programming to our Broadcast operations during the three and six months ended June 30, 2012 compared to 422 hours and 739 hours for the same periods in 2011, with shows such as 'Got Talent' and 'Master Chef' in Romania, and 'X Factor' in Slovenia, 'The Voice' and 'Wife Swap' in the Czech and Slovak Republics and 'The Farm' in the Slovak Republic.

The hours delivered by our production operations for the three and six months ended June 30, 2012 reflects the demand from our Broadcast operations.

Distribution

Following the integration of Bontonfilm, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania, where we are the market leader.

Our distribution business continues to focus on delivering third party revenues through theatrical and home video distribution. Our theatrical distribution unit maintained its leadership position in Romania with an estimated 22% share of the theatrical market and currently holds an estimated 40% market share in the Czech and Slovak Republics. Our home video distribution unit maintained its leadership position in Romania with an estimated 62% share of the home video market and currently holds an estimated 44% market share in the Czech and Slovak Republics.

Index

The evolution in MPE confirms our commitment to invest in our local content as the core of our business model and the performance of our production and distribution businesses reflect the growing importance of locally-generated content in our markets. MPE is well positioned to develop, produce and distribute our content, presenting us with significant opportunities in the future that will increasingly place a premium on content distributed in new and emerging distribution platforms, supporting our strategy of one content, multiple distribution. Furthermore, we remain focused on increasing our third party revenues across all of our MPE operations.

New Media

Our New Media segment comprises an internet content and distribution business in each of our markets.

During the six months ended June 30, 2012, we completed the introduction of Voyo, our subscription video-on-demand distribution service, into all of our territories. Voyo delivers premium, locally-produced content as well as many local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios. Following our actions to improve the library of available content and to increase distribution, we reached 78,000 subscriptions as at June 30, 2012, an increase from 20,000 subscriptions as at December 31, 2011. We believe that Voyo is now the leading video-on-demand distribution platform in the region, based on the number of subscribers, and is the future engine of growth for our New Media Division.

Our content business comprises a website portfolio in each of our markets in order to build strong online channels to distribute popular content and to operate as an efficient marketing tool for our Broadcast operations. We currently operate over 75 websites and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and the number of advertising clients and as a result, to outperform the local internet advertising market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During the six months ended June 30, 2012, we increased the number of average daily non-duplicated unique visitors by 13% year-on-year in the countries where we operate.

On a constant currency basis, internet advertising spending in our markets increased by 1% overall in the six months ended June 30, 2012, with variances ranging from negative 27% in Croatia to positive 12% in the Slovak Republic. The decline of the internet advertising spending in Croatia largely reflects the decline in spending by advertisers in the telecoms industry which also affected the television advertising market in the first half.

The following table sets out our estimates of internet advertising market growth / (decline) in our countries for the six months ended June 30, 2012.

Country	For the Six Months Ended June 30, 2012
Bulgaria	3%
Croatia	(27)%
Czech Republic	1%
Romania*	7%
Slovak Republic	12%
Slovenia	7%
Total CME Markets	1%
* Romania market excludes Moldova.
Source: CME estimates

Our New Media segment reported net revenues for the three and six months ended June 30, 2012 of US$ 5.2 million and US$ 8.9 million compared to US$ 4.6 million and US$ 7.2 million in the same periods in 2011, increases of 13% and 23%, respectively. On a constant currency basis, net revenues for the three and six months ended June 30, 2012 increased 31% and 38% compared to the same periods in 2011. We reported similar OIBDA losses for the three and six months ended June 30, 2012 of US$ 0.8 million and US$ 2.2 million compared to losses of US$ 0.5 million and US$ 2.1 million in the same periods in 2011. On a constant currency basis, OIBDA loss increased US$ 0.4 million and US$ 0.3 million for the three and six months ended June 30, 2012 compared to the same periods in 2011.

Internet broadband penetration and internet usage continues to show promising signs of growth in 2012 but remains low in most of our markets in comparison to Western European and U.S. markets. We are confident that our actions that led to the current audience and advertising revenue growth in the six months ended June 30, 2012 will enable us to continue to outperform the internet advertising markets in our operating territories in 2012. We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, and that Voyo will be a key factor in building the paid content market in our territories.

We anticipate that broadband penetration and internet usage will increase significantly over the medium term and will foster the development of significant new opportunities for generating advertising and other revenues in new media. We intend to continue to develop our new media activities further and attract higher advertising revenues by increasing and enhancing our content production on our websites, thereby generating a larger audience with a more targeted demographic profile. We will also continue with our further development of Voyo which involves moving our content online with different distribution platforms to attract all types of new media audience in order to generate multiple revenue streams including video advertising and paid premium content.

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and six months ended June 30, 2012 and 2011.

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$21,970	$26,662	(17.6)%	(7.0)%
Croatia	15,314	19,979	(23.3)%	(12.1)%
Czech Republic	66,386	82,668	(19.7)%	(6.3)%
Romania	36,317	47,015	(22.8)%	(6.6)%
Slovak Republic	23,036	29,845	(22.8)%	(12.8)%
Slovenia	19,314	22,799	(15.3)%	(4.3)%
Total Broadcast	182,337	228,968	(20.4)%	(7.6)%
Media Pro Entertainment	53,455	51,254	4.3%	23.2%
New Media	5,212	4,612	13.0%	30.9%
Elimination	(29,782)	(35,178)	15.3%	0.9%
Total Net Revenues	$211,222	$249,656	(15.4)%	(1.6)%

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$40,898	$45,999	(11.1)%	(3.2)%
Croatia	27,187	32,490	(16.3)%	(7.2)%
Czech Republic	118,084	140,374	(15.9)%	(5.6)%
Romania	67,516	81,369	(17.0)%	(4.8)%
Slovak Republic	41,671	48,935	(14.8)%	(7.0)%
Slovenia	33,778	37,318	(9.5)%	(1.1)%
Total Broadcast	329,134	386,485	(14.8)%	(5.0)%
Media Pro Entertainment	96,860	91,434	5.9%	19.5%
New Media	8,891	7,233	22.9%	37.5%
Elimination	(56,230)	(62,724)	10.4%	(0.5)%
Total Net Revenues	$378,655	$422,428	(10.4)%	0.2%

Our Broadcast segment reported revenues US$ 182.3 million and US$ 329.1 million in the three and six months ended June 30, 2012, representing decreases of 20% and 15%, respectively, compared to the same periods in 2011. On a constant currency basis, we experienced decreases in revenues for the three and six months ended June 30, 2012 of 8% and 5%, respectively, broadly in line with the decline in television advertising spending in our markets.

Our Media Pro Entertainment segment reported revenues of US$ 53.5 million and US$ 96.9 million in the three and six months ended June 30, 2012, representing increases of 4% and 6%, respectively compared to the same periods in 2011. Revenues increased by 23% and 20% on a constant currency basis in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting the acquisition of Bontonfilm in the second quarter of 2011.

Our New Media segment reported revenues of US$ 5.2 million and US$ 8.9 million in the three and six months ended June 30, 2012, representing increases of 13% and 23%, respectively, compared to the same periods in 2011. On a constant currency basis, revenues increased by 31% and 38% in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting the initial benefits associated with the launch of Voyo in all our territories.

Index

IV (b) Cost of Revenues for the three and six months ended June 30, 2012 and 2011.

	Cost of Revenues
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating costs	$42,240	$34,536	22.3%	41.9%
Cost of programming	95,685	122,730	(22.0)%	(9.4)%
Depreciation of property, plant and equipment	9,867	14,493	(31.9)%	(20.8)%
Amortization of broadcast licenses and other intangibles	12,715	7,809	62.8%	87.5%
Total Cost of Revenues	$160,507	$179,568	(10.6)%	3.8%

	Cost of Revenues
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating costs	$71,366	$68,191	4.7%	15.7%
Cost of programming	193,409	218,761	(11.6)%	(1.6)%
Depreciation of property, plant and equipment	20,942	27,910	(25.0)%	(16.8)%
Amortization of broadcast licenses and other intangibles	25,198	15,436	63.2%	79.6%
Total Cost of Revenues	$310,915	$330,298	(5.9)%	4.6%

Cost of revenues: Our total cost of revenues for the three and six months ended June 30, 2012 decreased by US$ 19.1 million and US$ 19.4 million or 11% and 6% compared to the corresponding periods in 2011. On a constant currency basis, our total cost of revenues increased by 4% and 5% for the respective periods, reflecting decreases in the cost of programming and depreciation of property, plant and equipment offset by increases in operating costs and increases in the amortization of broadcast licenses and other intangibles following the revision of our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012 (see Item 1, Note 3, "Goodwill and Intangible Assets").

	OPERATING COSTS
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$5,451	$4,580	19.0%	34.0%
Croatia	2,445	3,156	(22.5)%	(10.6)%
Czech Republic	6,241	9,052	(31.1)%	(19.5)%
Romania	3,729	4,722	(21.0)%	(4.1)%
Slovak Republic	5,477	5,496	(0.3)%	13.7%
Slovenia	2,846	2,391	19.0%	34.8%
Total Broadcast	26,189	29,397	(10.9)%	3.2%
Media Pro Entertainment	15,448	3,860	300.2%	371.6%
New Media	1,751	1,279	36.9%	57.6%
Elimination	(1,148)	—	Nm (1)	Nm (1)
Total Operating Costs	$42,240	$34,536	22.3%	41.9%
(1) Number is not meaningful.

Index

	OPERATING COSTS
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$9,152	$8,711	5.1%	13.7%
Croatia	4,894	5,711	(14.3)%	(5.0)%
Czech Republic	12,469	17,906	(30.4)%	(22.4)%
Romania	8,533	10,352	(17.6)%	(6.8)%
Slovak Republic	9,901	11,211	(11.7)%	(4.2)%
Slovenia	5,370	5,164	4.0%	12.4%
Total Broadcast	50,319	59,055	(14.8)%	(6.0)%
Media Pro Entertainment	18,974	6,805	178.8%	213.5%
New Media	3,282	2,331	40.8%	55.5%
Elimination	(1,209)	—	Nm (1)	Nm (1)
Total Operating Costs	$71,366	$68,191	4.7%	15.7%
(1) Number is not meaningful.

Operating costs: Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and six months ended June 30, 2012 increased by US$ 7.7 million and US$ 3.2 million, or 22% and 5%, compared to the same periods in 2011. On a constant currency basis, operating costs increased by 42% and 16%, for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to a decrease in transmission and staff-related costs in our Broadcast operations more than offset by new channel launches, higher costs associated with third party revenues in MPE resulting from the acquisition of Bontonfilm and with the launch of Voyo in our New Media division.

	COST OF PROGRAMMING
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$10,837	$14,861	(27.1)%	(17.9)%
Croatia	7,922	12,497	(36.6)%	(27.6)%
Czech Republic	24,441	26,626	(8.2)%	6.8%
Romania	23,749	29,508	(19.5)%	(2.7)%
Slovak Republic	14,351	16,700	(14.1)%	(3.1)%
Slovenia	9,616	10,518	(8.6)%	3.0%
Total Broadcast	90,916	110,710	(17.9)%	(4.9)%
Media Pro Entertainment	29,500	43,139	(31.6)%	(19.4)%
New Media	1,688	2,448	(31.0)%	(20.5)%
Elimination	(26,419)	(33,567)	21.3%	8.0%
Total Cost of Programming	$95,685	$122,730	(22.0)%	(9.4)%

Index

	COST OF PROGRAMMING
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$25,561	$26,899	(5.0)%	3.1%
Croatia	15,216	21,248	(28.4)%	(21.0)%
Czech Republic	45,095	48,511	(7.0)%	3.8%
Romania	45,573	51,772	(12.0)%	0.8%
Slovak Republic	26,337	30,371	(13.3)%	(5.8)%
Slovenia	17,781	18,014	(1.3)%	7.4%
Total Broadcast	175,563	196,815	(10.8)%	(0.9)%
Media Pro Entertainment	65,676	77,439	(15.2)%	(4.5)%
New Media	4,175	4,440	(6.0)%	3.8%
Elimination	(52,005)	(59,933)	13.2%	2.8%
Total Cost of Programming	$193,409	$218,761	(11.6)%	(1.6)%

Cost of programming: Programming costs (including production costs and amortization of programming rights) decreased by US$ 27.0 million and US$ 25.4 million, or 22% and 12%, during the three and six months ended June 30, 2012 compared to the same periods in 2011. On a constant currency basis, the decreases of 9% and 2% for the three and six months ended June 30, 2012 reflects our ability to control our local content production costs, which represents a large proportion of our programming costs. We increased the investment in our programming schedules to maintain our audience leadership in some of our territories where competition has been intense and we intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs. Programming costs in our New Media division include the costs associated with providing content for the launch of Voyo. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change is a lower amortization charge of approximately US$ 1.8 million and US$ 3.8 million for the three and six months ended June 30, 2012 (see Item 1, Note 2, "Summary of Significant Accounting Policies").

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three and six months ended June 30, 2012 decreased by US$ 4.7 million and US$ 7.0 million, or 32% and 25%. On a constant currency basis, depreciation decreased 21% and 17%, reflecting a decrease in capital expenditures in recent years.

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased by US$ 4.9 million and US$ 9.8 million during the three and six months ended June 30, 2012, or 63% and 63%, compared to the same periods in 2011. On a constant currency basis, the increase of 87% and 80% reflects additional amortization of broadcast licenses due to the change in the remaining estimated useful life of our broadcast licenses in Bulgaria, Romania and Slovenia. The impact of this change in estimates is a higher amortization charge amounting to approximately US$ 4.2 million and US$ 9.5 million for the three and six months ended June 30, 2012, compared to the corresponding periods of 2011 (see Item 1, Note 3, "Goodwill and Intangible Assets").

Index

IV (c) Selling, General and Administrative Expenses for the three and six months ended June 30, 2012 and 2011.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$2,222	$1,453	52.9%	72.8%
Croatia	1,023	1,173	(12.8)%	—%
Czech Republic	4,329	3,144	37.7%	57.4%
Romania	3,660	3,488	4.9%	26.0%
Slovak Republic	1,218	1,912	(36.3)%	(28.6)%
Slovenia	1,111	1,336	(16.8)%	(6.2)%
Divisional operating costs	1,187	238	Nm (1)	Nm (1)
Total Broadcast	14,750	12,744	15.7%	33.5%
Media Pro Entertainment	3,970	4,298	(7.6)%	11.2%
New Media	2,560	1,373	86.5%	115.5%
Central	7,032	12,514	(43.8)%	(41.4)%
Elimination	(1,247)	(314)	Nm (1)	Nm (1)
Total Selling, General and Administrative Expenses	$27,065	$30,615	(11.6)%	(1.7)%
(1) Number is not meaningful.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$3,827	$4,460	(14.2)%	(8.4)%
Croatia	2,132	2,710	(21.3)%	(14.0)%
Czech Republic	8,951	7,444	20.2%	32.3%
Romania	6,336	6,499	(2.5)%	10.6%
Slovak Republic	3,900	4,122	(5.4)%	1.7%
Slovenia	2,109	2,371	(11.1)%	(3.3)%
Divisional operating costs	2,637	745	254.0%	290.1%
Total Broadcast	29,892	28,351	5.4%	15.6%
Media Pro Entertainment	6,658	7,256	(8.2)%	4.8%
New Media	3,669	2,551	43.8%	59.7%
Central	15,421	22,477	(31.4)%	(28.9)%
Elimination	(1,247)	(313)	(298.4)%	(363.6)%
Total Selling, General and Administrative Expenses	$54,393	$60,322	(9.8)%	(2.7)%

Selling, general and administrative expenses decreased by US$ 3.6 million and US$ 5.9 million during the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to a reduction in staff-related expenses.

Central costs decreased by US$ 5.5 million and US$ 7.1 million, or 44% and 31% during the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily reflecting a reduction in staff-related expenses following redeployment of central headcount into operational positions. Central costs for the six months ended June 30, 2012 include a charge of US$ 2.1 million in respect of non-cash stock-based compensation, a decrease of US$ 1.0 million compared to the same period in 2011 (see Item 1, Note 14, “Stock-Based Compensation”).

Index

IV (d) Operating income for the three and six months ended June 30, 2012 and 2011.

	Operating Income
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating income	$23,650	$39,473	(40.1)%	(28.2)%

	Operating Income
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating income	$13,347	$31,808	(58.0)%	(46.1)%

Operating income for the three and six months ended June 30, 2012 decreased by US$ 15.8 million and US$ 18.5 million compared to the same periods in 2011, as a result of the decrease in net revenues and the increase in operating costs. Excluding the impact of the change in estimates related to amortization of program rights (see Item 1, Note 2, "Summary of Significant Accounting Policies") and broadcast licenses (see Item 1, Note 3, "Goodwill and Intangible Assets"), our operating income for the three and six months ended June 30, 2012 would have been approximately US$ 27.8 million and US$ 22.8 million, respectively.

Our operating margin was 11% and 4% during the three and six months ended June 30, 2012, compared to 16% and 8% for the same periods in 2011.

Index

IV (e) Other income / (expense) items for the three and six months ended June 30, 2012 and 2011.

	Other Income / (Expense)
	For the Three Months Ended June 30, (US$ 000's)
	2012	2011	% Act
Interest income	$171	$637	(73.2)%
Interest expense	(30,681)	(37,757)	18.7%
Foreign currency exchange (loss) / gain, net	(40,312)	4,106	Nm (1)
Change in fair value of derivatives	47,398	1,161	Nm (1)
Other expense	(158)	(90)	Nm (1)
Credit / (provision) for income taxes	3,073	(6,718)	145.7%
Net loss attributable to noncontrolling interests	815	156	Nm (1)
Currency translation adjustment, net	(98,552)	22,851	Nm (1)
(1) Number is not meaningful.

	Other Income / (Expense)
	For the Six Months Ended June 30, (US$ 000's)
	2012	2011	% Act
Interest income	$385	$1,765	(78.2)%
Interest expense	(62,505)	(93,796)	33.4%
Foreign currency exchange (loss) / gain, net	(16,918)	47,371	Nm (1)
Change in fair value of derivatives	48,325	1,121	Nm (1)
Other income / (expense)	51	(802)	Nm (1)
Credit / (provision) for income taxes	6,643	(7,650)	Nm (1)
Net loss attributable to noncontrolling interests	1,236	37	Nm (1)
Currency translation adjustment, net	(31,462)	131,246	Nm (1)
(1) Number is not meaningful.

Interest income for the six months ended June 30, 2012 decreased by US$ 1.4 million compared to the same period in 2011, primarily as a result of lower average cash balances.

Interest expense for the six months ended June 30, 2012 decreased by US$ 31.3 million compared to the same period in 2011, primarily due to the loss on extinguishment of debt recorded during the six months ended June 30, 2011. The repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes during the three months ended June 30, 2012 resulted in a net gain on extinguishment (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements" and Note 13, "Interest Expense").

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

During the six months ended June 30, 2012, we recognized a net loss of US$ 16.9 million, comprised of transaction losses of US$ 26.9 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 17.6 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2012 and June 30, 2012, and transaction losses of US$ 7.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

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

Change in fair value of derivatives: During the six months ended June 30, 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 24.5 million related to the derivative for Option Shares with TW Investor. We also recognized US$ 0.4 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006. See Item 1, Note 11, “Financial Instruments and Fair Value Measurements”. The currency swap terminated on April 15, 2012, and the forward sale was completed on June 15, 2012, so there will be no further impact on earnings from these instruments. We exercised the Company Option on June 27, 2012, and the transaction settled on July 3, 2012 (see Item 1, Note 20, "Subsequent Events"). The fair value of the derivative for Option Shares on July 3, 2012, was US$ 30.0 million. The difference of US$ 0.5 million from the fair value at June 30, 2012, will be recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income for the period ended September 30, 2012. There will be no impact on earnings from this instrument subsequent to July 3, 2012.

Index

During the six months ended June 30, 2011 we recognized a gain of US$ 0.3 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.2 million as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business. We also recognized a gain of US$ 0.6 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.

Other income / (expense): We recognized other income of US$ 0.1 million during the six months ended June 30, 2012 compared to other expenses of US$ 0.8 million in the six months ended June 30, 2011.

Credit / (provision) for income taxes: The credit for income taxes during the six months ended June 30, 2012 of US$ 6.6 million reflects the value of tax losses that we expect to realize in future periods. The reduction in income tax expense from the six months ended June 30, 2011 compared to the six months ended June 30, 2012 reflects a change in the profit mix across jurisdictions.  During the six months ended June 30, 2012, there was an overall loss in jurisdictions where a tax benefit can be recognized and during the same period in 2011, there was an overall profit in these same jurisdictions on which a tax expense accrued.  Other jurisdictions have a full valuation allowance or do not have income tax.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Slovenia.

Net loss attributable to noncontrolling interests: During the six months ended June 30, 2012, the loss of US$ 1.2 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in the Bulgaria Broadcast reporting unit. During the six months ended June 30, 2011, the income of US$ 37.0 thousand primarily reflected the noncontrolling interest portion of income generated by the Bulgaria Broadcast reporting unit.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar appreciated against the functional currencies of our operations during the six months ended June 30, 2012. In the six months ended June 30, 2012, we recognized a loss of US$ 31.5 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 131.2 million for the same period in 2011.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and June 30 in 2012 and 2011, respectively:

	For the Six Months Ended June 30,
	2012	2011
Bulgarian Lev	3%	(8)%
Croatian Kuna	3%	(8)%
Czech Koruna	2%	(10)%
Euro	3%	(8)%
New Romanian Lei	6%	(9)%

The dollar strengthened against the functional currencies of our operations between January 1 and June 30, 2012, and was, on average, stronger than it was during the same period in 2011.  The following table illustrates the change in the average exchange rates between the dollar and the functional currencies of our operations for the six months ended June 30, 2012 and 2011.

Change in Average Rates
Bulgarian Lev	8%
Croatian Kuna	10%
Czech Koruna	12%
Euro	8%
New Romanian Lei	14%

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

Index

IV (f) Condensed consolidated balance sheet as at June 30, 2012 and December 31, 2011.

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2012	December 31, 2011	Movement
Current assets	$524,414	$538,289	(2.6)%
Non-current assets	2,073,309	2,143,480	(3.3)%
Current liabilities	379,268	255,575	48.4%
Non-current liabilities	1,174,802	1,408,252	(16.6)%
CME Ltd. shareholders’ equity	1,029,140	1,001,692	2.7%
Noncontrolling interests in consolidated subsidiaries	14,513	16,250	(10.7)%

Current assets:  Current assets at June 30, 2012 decreased by US$ 13.9 million compared to December 31, 2011, primarily as a result of the net decrease in cash resulting from changes in working capital and the payment of interest.

Non-current assets:  Non-current assets at June 30, 2012 decreased by US$ 70.2 million compared to December 31, 2011, primarily due to the impact of currency translation adjustments on our goodwill and intangible assets, partially offset by an increase in program rights.

Current liabilities:  Current liabilities at June 30, 2012 increased by US$ 123.7 million compared to December 31, 2011, primarily as a result of the inclusion of our 2013 Convertible Notes, which are due in March 2013, and the balance outstanding on the TW Loan, which was repaid on July 3, 2012 (see Item 1, Note 20, "Subsequent Events").

Non-current liabilities:  Non-current liabilities at June 30, 2012 decreased by US$ 233.5 million compared to December 31, 2011, primarily as a result of the repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 1, Note 4, Long-Term Debt and Other Financing Arrangements") and the presentation of the remaining 2013 Convertible Notes in current liabilities, as well as a decrease in the value of our Euro denominated debt as a result of the strengthening of the dollar in relation to the Euro between January 1, 2012 and June 30, 2012.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased by US$ 27.4 million compared to December 31, 2011, primarily due to the issuance of 11.9 million shares to TW Investor and RSL Capital LLC (see Item 1, Note 12, "Equity").  This increase was partially offset by a decrease in other comprehensive income of US$ 31.5 million due to the overall impact of the strengthening of the dollar on our foreign currency denominated assets, and a net loss of US$ 9.4 million for the six months ended June 30, 2012. We also recognized a stock-based compensation charge of US$ 2.1 million during 2012.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at June 30, 2012 decreased US$ 1.7 million compared to December 31, 2011, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

V. Liquidity and Capital Resources

V (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 61.6 million during the six months ended June 30, 2012. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2012	2011
Net cash (used in) / generated from operating activities	$(48,193)	$29,050
Net cash used in investing activities	(11,149)	(23,074)
Net cash used in financing activities	(1,533)	(59,755)
Impact of exchange rate fluctuations on cash	(697)	7,234
Net decrease in cash and cash equivalents	$(61,572)	$(46,545)

Operating Activities

Cash used in operations during the six months ended June 30, 2012 was US$ 48.2 million, compared to cash generated in the six months ended June 30, 2011 of US$ 29.1 million, reflecting advance payments received from customers in prior year and other changes in working capital. We paid interest of US$ 54.6 million on our Senior Notes, Convertible Notes and credit facilities during the six months ended June 30, 2012 compared to US$ 57.2 million during the same period in 2011.

Investing Activities

Our investing cash flows in the six months ended June 30, 2012 primarily comprised US$ 11.3 million relating to capital expenditures. Our investing cash flows in the six months ended June 30, 2011 primarily comprised US$ 14.3 million relating to capital expenditures, and net cash paid for Bontonfilm of US$ 8.0 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2012 was US$ 1.5 million compared to cash used of US$ 59.8 million for the same period of 2011. The amount of net cash used in financing activities in the six months ended June 30, 2012 reflected proceeds from the issuance of shares (see Item 1, Note 12, "Equity") and credit facilities, more than offset by payments made for purchases of our 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements"). The amount of net cash used in the six months ended June 30, 2011 reflects cash paid in connection with the exchange of 2013 Convertible Notes and the repurchase of 2016 Fixed Rate Notes.

V (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, after considering the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

Our ongoing source of cash at our broadcast and new media operations is primarily the receipt of payments from advertisers, advertising agencies and sponsors. This may be supplemented from time to time by local borrowing. Surplus cash, after funding the ongoing station operations, may be remitted to us, where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at June 30, 2012 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,244,689	$111,534	$147,468	$769,490	$216,197
Long-Term Debt – interest (1)	417,527	95,430	184,926	128,018	9,153
Unconditional Purchase Obligations	361,021	140,022	166,319	53,052	1,628
Operating Leases	24,928	5,239	6,440	4,852	8,397
Capital Lease Obligations	4,468	1,211	1,098	2,159	—
Other Long-Term Obligations	59,679	13,195	23,764	14,647	8,073
Total Contractual Obligations	$2,112,312	$366,631	$530,015	$972,218	$243,448

(1) Interest obligations on variable rate debt are calculated using the rate applicable at the balance sheet date.

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 4, “Long-Term Debt and Other Financing Arrangements”. The table above includes US$ 90.8 million of principal repaid on July 3, 2012, see Item 1, Note 20, "Subsequent Events". Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at June 30, 2012.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At June 30, 2012, we had commitments in respect of future programming of US$ 354.6 million. This includes contracts signed with license periods starting after June 30, 2012.

Other Long-Term Obligations

Other long-term obligations include US$ 59.3 million of digital transmission commitments and US $ 0.3 million related to an interest rate swap (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 17, “Commitments and Contingencies”.

Other

Top Tone Media Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation. The closing of this transaction has not yet occurred.

V (d) Cash Outlook

Historically, our Broadcast operations in the Czech Republic, Slovenia and Romania have generated positive cash flows sufficient, in conjunction with new equity and debt financing, to fund our operations, launch new channels, acquire non-controlling interests in our existing channels and for other investment activities. During the difficult economic conditions that we have experienced since the end of 2008, operating cash flows in the aggregate have declined, yet remain positive. We still expect our businesses to continue to generate sufficient cash, in conjunction with our current cash and available facilities, to fund our operations for the next twelve months as well as to meet our other external financial obligations. As at June 30, 2012, we had US$ 139.5 million available in cash and credit facilities.

We continue to take steps to improve our liquidity position. These steps have included targeted reductions to our operating cost base through headcount reductions and cost optimization programs, the deferral of programming commitments and capital expenditure, the rescheduling of expansion plans and increasing our cash resources through additional debt facilities and refinancing existing credit facilities.

Index

Improving our liquidity position and extending the maturity of our debt

As at June 30, 2012, the principal amount of our Senior Notes and Convertible Notes together represented 86.2% of the total principal amount of our total debt outstanding. US$ 20.6 million in principal amount of 2013 Convertible Notes is due for repayment on March 15, 2013. The TW Loan balance outstanding at June 30, 2012 of US$ 90.8 million was repaid on July 3, 2012 (see Item 1, Note 20, "Subsequent Events").

We have no maintenance covenants under our Senior Notes or Convertible Notes, which means that there is no event of default if we fail to meet a minimum level of EBITDA, leverage or any other EBITDA-related ratio (as defined in the indentures governing our Senior Notes). The indentures governing the Senior Notes each contain a covenant which restricts the incurrence of additional debt if our Coverage Ratio (see Item 1, Note 19, "Indenture Covenants") is less than 2.0 times, or if the raising of new debt would cause us to fall below this ratio. As at June 30, 2012, our Coverage Ratio was 1.4 times. Notwithstanding this restriction, we are able to incur debt at either the Restricted Subsidiary or holding company level of up to EUR 250.0 million (approximately US$ 314.8 million) pursuant to “baskets” set forth in the indentures governing the Senior Notes. We have utilized US$ 291.1 million of this amount for borrowings, mainly in the Czech Republic and Romania, including CZK 1.5 billion (approximately US$ 73.7 million) in connection with the Secured Revolving Credit Facility, which was fully drawn as at June 30, 2012. There was approximately US$ 23.6 million of additional borrowing capacity available to us at June 30, 2012. Under the Secured Revolving Credit Facility, CET 21 is subject to maintenance covenants (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements").  Other than the restrictions noted above, there are no significant constraints under our Senior Notes, Convertible Notes, or Secured Revolving Credit Facility on our ability to refinance existing debt.

Credit ratings and future debt issuances

Our corporate credit is rated B3 with positive outlook by Moody's and B- with the stable outlook by S&P. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$125.0 million of cash in our Restricted Subsidiaries. We intend to stay within a range of this liquidity parameter.  The availability of additional liquidity is dependent upon the overall status of the debt and equity capital markets as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise limited additional debt and there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 7.6 times at June 30, 2012 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities, and including, on a pro forma basis, twelve-months of operations of Bontonfilm) (“pro forma OIBDA”). As at June 30, 2012, our total gross debt of US$ 1,249.5 million was the sum of our Senior Notes, Convertible Notes, the outstanding TW Loan balance, other credit facilities and obligations under capital leases and the liabilities under our interest rate swap agreement as disclosed in our condensed consolidated financial statements. Our pro forma OIBDA was US$ 164.6 million and the ratio of gross debt less cash to pro forma OIBDA was 6.8 at June 30, 2012, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by trailing twelve months OIBDA. The ratio of net debt to trailing twelve months OIBDA was 7.4 as at June 30, 2012.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As at June 30, 2012, our Unrestricted Subsidiaries consist of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V., the entity that funded these operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support. As at June 30, 2012, there was US$ 1.4 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

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

As at June 30, 2012, approximately 15% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR or PRIBOR, which mitigates the impact of an increase in interbank rates on our overall debt.

Interest Rate Table as at June 30, 2012

Expected Maturity Dates	2012	2013	2014	2015	2016	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	374,600	170,000
Average interest rate (%)	—	—	—	—	11.63%	9.00%
Variable rate	—	—	87,500	—	—	—
Average interest rate (%)	—	—	2.60%	—	—	—

Total debt in US$ (000's) (1)
Fixed rate	—	20,647	—	261,034	—	—
Average interest rate (%)	—	3.50%	—	5.00%	—	—

Total debt in CZK (000's)
Variable rate	—	—	750,000	750,000	—	—
Average interest rate (%)	—	—	6.08%	6.08%	—	—

(1) The TW Loans were repaid on July 3, 2012 and are therefore excluded from this table (see Item 1, Note 20, "Subsequent Events").

Variable Interest Rate Sensitivity as at June 30, 2012

			Yearly interest charge if interest rates increase by (US$ 000s):
Value of Debt as at June 30, 2012 (US$ 000's)	Interest Rate as at June 30, 2012	Yearly Interest Charge (US$ 000’s)	1%	2%	3%	4%	5%
US$ 110.16 million (EUR 87.5 million)	2.60%	$2,866	$3,968	$5,070	$6,171	$7,273	$8,375
US$ 73.67 million (CZK 1.5 billion)	6.08%	4,479	5,216	5,953	6,689	7,426	8,163

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 25.4 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. Subsequently, VI or an affiliate has filed an application against the government of Ukraine in the European Court of Human Rights seeking review of these court decisions; and on June 18, 2012 Prioritet filed a claim against Studio 1+1 that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.3 million). We do not believe that it is likely that we will be required to make any further payment.

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

The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still emerging from recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they have weakened again during the first six months of this year due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency, and the growth prospects of major emerging market and developed market economies globally. As a result, the economies of our operating countries could return to recession. Furthermore, recent economic events such as the continuing sovereign debt crisis in several EU countries have highlighted issues relating to the short- and long-term stability of the Euro as a single currency. The departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business, as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

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

We face the risk that we may not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. As of July 3, 2012, we have successfully completed previously announced transactions to repurchase approximately $184.8 million aggregate principal amount of our 2013 Convertible Notes and 2014 Floating Rate Notes. Nonetheless, we still have a substantial amount of indebtedness. We can give no assurances that we will be able to raise sufficient funds to repay or refinance all outstanding amounts of our current indebtedness. If we are unable to raise sufficient funds or otherwise repay or refinance our indebtedness on acceptable terms, we may be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition and results of operations.

Even after the repurchase of certain of our indebtedness with near-term maturities, we may still require additional external sources of capital for future debt service and other obligations, which may not be available or may not be available on acceptable terms.

If our cash flows from operations continue to be insufficient to cover operating expenses and interest payments, and if our cash flow together with other capital resources, including proceeds received from offerings of debt or equity and the disposition of assets, were to prove insufficient to fund our debt service obligations as they became due, we would face substantial liquidity problems. The availability of credit and the impact of a slow economic recovery on our operations may constrain our ability to obtain financing, whether through public or private debt or equity offerings, proceeds from the sale of assets or other financing arrangements. If economic conditions in our markets do not improve, if our assumptions regarding future operating results prove to be inaccurate, if our costs increase due to competitive pressures or other unanticipated developments or if our investment plans change, we may need to obtain additional financing to fund our operations or acquisitions, and to repay or refinance our outstanding indebtedness. It is not possible to ensure that additional debt financings will be available within the limitations on the incurrence of additional indebtedness contained in the indentures governing our Senior Notes and the agreement governing the Secured Revolving Credit Facility. Moreover, such financings, if available at all, may not be available on acceptable terms. Our inability to obtain financing as it is needed would mean that we may be obliged to reduce or delay capital or other material expenditures or dispose of material assets or businesses. If we cannot obtain adequate capital or obtain it on acceptable terms, this would have an adverse effect on our financial position, results of operations and cash flows.

A downgrading of our ratings may adversely affect our ability to raise additional financing.

Our corporate credit is currently rated B3 with a positive outlook, our 2014 Floating Rate Notes are rated Caa1, and our 2017 Fixed Rate Notes are rated Ba3 by Moody's Investors Services. Our 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2013 Convertible Notes are rated CCC+, our 2017 Fixed Rate Notes are rated B- and corporate credit is rated B- with a stable outlook by Standard & Poor's. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies much more closely and have made liquidity and the key ratios associated with liquidity, such as gross leverage ratio, a particular priority. We intend to operate with sufficient liquidity to maintain our current ratings. However, this is dependent on a variety of factors, some of which may be beyond our control. The repurchase of a portion of 2013 Convertible Notes and 2014 Floating Rate Notes and subsequent repayment of the TW Loans has resulted in an improvement in our balance sheet. However, we may still be subject to potential downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to raise additional indebtedness, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

Index

Our debt service obligations may restrict our ability to fund our operations.

Even after the repurchase of a portion of the 2013 Convertible Notes and the 2014 Floating Rate Notes we continue to have significant debt service obligations under our Senior Notes, Convertible Notes and Secured Revolving Credit Facility. As a result of these debt service obligations, we are restricted in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.

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

Our functional currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in Euros and the Secured Revolving Credit Facility is denominated in Czech koruna. We have not attempted to hedge the foreign exchange on the principal amount of the Senior Notes or the outstanding amounts due under the Secured Revolving Credit Facility. Furthermore, continuing instability in the Eurozone may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues, the Senior Notes or the Secured Revolving Credit Facility into dollars due to movements in exchange rates between the Euro, the Czech koruna, the currencies of our local operations and the dollar.

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

Countries in which we have operations are migrating from analog terrestrial broadcasting to digital terrestrial broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have either completed or are in the final stages of the analog switch-off. The migration to digital broadcasting in Bulgaria is expected to be completed in 2013 and in Romania, which is in the initial stage, completion is expected by 2015. We cannot predict the full effect of the migration to digital terrestrial broadcasting on existing operations or the take up of digital terrestrial broadcasting by our audiences. We also cannot predict whether we will receive digital terrestrial broadcasting rights or licenses for any existing or additional channels if such additional rights or licenses should be required in those countries that have not completed the digital switchover. We may be required to make substantial investment and commit substantial other resources to implement digital terrestrial broadcasting and secure distribution in advance of knowing the take up of digital terrestrial broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.

Our businesses are vulnerable to significant changes in technology that could adversely affect us.

The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could adversely impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arms-length transactions.

In certain of our markets, our officers, general directors or other members of the management of our operating companies may have other business interests, including interests in television and other media related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm's length. It is likely that our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing our Senior Notes. Any related party transaction that is entered into on terms that are not arm's length may result in a negative impact on our financial position, results of operations and cash flows.

Our broadcasting licenses may not be renewed and may be subject to revocation.

We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While the broadcast licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods, the majority of our broadcasting licenses expire at various times between January 2013 through January 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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

Risks Relating to our Common Stock

Our controlling shareholder is in a position to decide corporate actions that require shareholder approval and may have interests that differ from those of other shareholders.

Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 56.3% of our outstanding common stock. A portion of this voting power is attributable to a voting agreement among the Company, Mr. Lauder, RSL Savannah LLC, a company wholly owned by Mr. Lauder, and Time Warner Media Holdings B.V., an affiliate of Time Warner Inc. ("Time Warner"), whereby Mr. Lauder is entitled to vote all 32,898,443 shares of Class A common stock and the share of Series A convertible preferred stock (which is entitled to one vote for each share of Class A common stock into which it is convertible) beneficially owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement. Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of the Company. Because of this voting power, Mr. Lauder is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions, including issuances of common stock of the Company that may result in a dilution of the holders of shares of Class A common stock or in a change of control. The interests of Mr. Lauder may not be the same as those of other shareholders, and such shareholders will be unable to affect the outcome of such corporate actions for so long as Mr. Lauder retains voting control.

The price of our Class A common stock is likely to remain volatile.

The market price of shares of our Class A common stock may be influenced by many factors, many of which are beyond our control, including those described above under “Risks Relating to our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory and economic developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors' and securities analysts' perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.

Index

Our share price may be adversely affected by sales of unrestricted shares or future issuances of shares of Class A common stock.

As at July 20, 2012, we had a total of 2.3 million options to purchase Class A common stock and 600,000 restricted stock units outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky. Adrian Sarbu beneficially owns 2,443,867 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. Time Warner beneficially holds 32,898,443 unregistered shares of Class A common stock and a share of preferred stock that is convertible into 11,211,449 shares of Class A common stock. Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. We cannot predict what effect, if any, an issuance of shares of our Class A common stock, or the entry into trading of previously issued unregistered or restricted shares of our Class A common stock, will have on the market price of our shares. If more shares of common stock are issued, the economic interest of current shareholders may be diluted and the price of our shares may be adversely affected.

Index

Item 6. Exhibits

3.01	Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 13, 2012.

4.1*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

4.2*
Supplemental Indenture among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York Mellon, dated May 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 1, 2012).

4.3*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

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

10.6*+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2012).

10.7+	Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on June 13, 2012.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

Index

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Previously filed exhibits
+ Exhibit is a management contract or compensatory plan

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2012	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Index

EXHIBIT INDEX

Exhibit Number	Description
3.01	Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 13, 2012.

4.1*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

4.2*
Supplemental Indenture among the Company, Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York Mellon, dated May 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 1, 2012).

4.3*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

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

10.6*+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2012).

10.7+	Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on June 13, 2012.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

Index

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Previously filed exhibits
+ Exhibit is a management contract or compensatory plan