Form 10-Q
period 2012-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2012-10-31
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2012
Class A Common Stock, par value $0.08	77,185,129

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended September 30, 2012

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$125,658	$186,386
Accounts receivable, net (Note 6)	159,354	192,157
Program rights, net (Note 5)	111,676	101,741
Other current assets (Note 7)	195,409	58,005
Total current assets	592,097	538,289
Non-current assets
Property, plant and equipment, net (Note 8)	203,192	217,367
Program rights, net (Note 5)	313,437	266,217
Goodwill (Note 3)	1,118,638	1,095,193
Broadcast licenses and other intangible assets, net (Note 3)	503,807	538,195
Other non-current assets (Note 7)	23,687	26,508
Total non-current assets	2,162,761	2,143,480
Total assets	$2,754,858	$2,681,769

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$225,895	$240,048
Current portion of long-term debt and other financing arrangements (Note 4)	21,155	1,058
Other current liabilities (Note 10)	33,606	14,469
Total current liabilities	280,656	255,575
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,291,078	1,323,311
Other non-current liabilities (Note 10)	68,667	84,941
Total non-current liabilities	1,359,745	1,408,252
Commitments and contingencies (Note 17)
EQUITY
CME Ltd. shareholders’ equity (Note 12):
One share of Preferred Stock of $0.08 each (December 31, 2011 – nil)	—	—
77,185,129 shares of Class A Common Stock of $0.08 each (December 31, 2011 – 56,892,114)	6,174	4,551
Nil shares of Class B Common Stock of $0.08 each (December 31, 2011 – 7,500,936)	—	600
Additional paid-in capital	1,555,222	1,404,648
Accumulated deficit	(488,318)	(425,702)
Accumulated other comprehensive income	27,337	17,595
Total CME Ltd. shareholders’ equity	1,100,415	1,001,692
Noncontrolling interests	14,042	16,250
Total equity	1,114,457	1,017,942
Total liabilities and equity	$2,754,858	$2,681,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$140,092	$165,472	$518,747	$587,900
Operating expenses:
Operating costs	42,937	34,545	114,152	102,736
Cost of programming	76,964	94,983	271,830	313,744
Depreciation of property, plant and equipment	11,233	13,075	32,175	40,985
Amortization of broadcast licenses and other intangibles (Note 3)	10,198	7,957	35,396	23,393
Cost of revenues	141,332	150,560	453,553	480,858
Selling, general and administrative expenses	17,161	27,822	70,248	88,144
Operating (loss) / income	(18,401)	(12,910)	(5,054)	18,898
Interest income	213	639	598	2,404
Interest expense (Note 13)	(32,492)	(35,162)	(94,997)	(128,958)
Foreign currency exchange gain / (loss), net	16,755	(45,919)	(163)	1,452
Change in fair value of derivatives (Note 11)	559	3,479	48,884	4,600
Other income / (expense)	108	33	159	(769)
Loss before tax	(33,258)	(89,840)	(50,573)	(102,373)
Credit / (provision) for income taxes	621	7,644	7,264	(6)
Net loss	(32,637)	(82,196)	(43,309)	(102,379)
Net loss attributable to noncontrolling interests	588	122	1,824	159
Net loss attributable to CME Ltd.	$(32,049)	$(82,074)	$(41,485)	$(102,220)

Net loss	(32,637)	(82,196)	(43,309)	(102,379)
Currency translation adjustment	41,246	(108,686)	9,784	22,560
Comprehensive income / (loss)	$8,609	$(190,882)	$(33,525)	$(79,819)
Comprehensive loss / (income) attributable to noncontrolling interests	605	61	1,782	(449)
Comprehensive income / (loss) attributable to CME Ltd.	$9,214	$(190,821)	$(31,743)	$(80,268)

	For the Three Months September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
PER SHARE DATA (Note 15):
Net loss per share:
Net loss attributable to CME Ltd. – Basic	$(0.36)	$(1.27)	$(0.57)	$(1.59)
Net loss attributable to CME Ltd. – Diluted	$(0.36)	$(1.27)	$(0.57)	$(1.59)

Weighted average common shares used in computing per share amounts (000’s):
Basic	88,134	64,393	73,065	64,382
Diluted	88,134	64,393	73,065	64,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

							CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
BALANCE December 31, 2011	—	$—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	3,197	—	—	—	3,197
Conversion of Class B shares to Class A shares (Note 12)	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuances (Note 12)	1	—	12,776,079	1,022	—	—	127,341	—	—	—	128,363
Repurchase of 2013 Convertible Notes (Note 4)	—	—	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options (Note 4)	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Options exercised	—	—	—	—	16,000	1	32	—	—	—	33
Dividends	—	—	—	—	—	—	—	—	—	(426)	(426)
Other	—	—	—	—	—	—	(259)	—	—	—	(259)
Net loss	—	—	—	—	—	—	—	(41,485)	—	(1,824)	(43,309)
Currency translation adjustment	—	—	—	—	—	—	—	—	9,742	42	9,784
BALANCE September 30, 2012	1	$—	77,185,129	$6,174	—	$—	$1,555,222	$(488,318)	$27,337	$14,042	$1,114,457

					CME Ltd.
	Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2010	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	4,556	—	—	—	4,556
Repurchase of 2013 Convertible Notes	—	—	—	—	(8,383)	—	—	—	(8,383)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	11,852	—	—	—	11,852
Reclassification of capped call options	—	—	—	—	17,273	(17,273)	—	—	—
Stock options exercised	13,625	1	10,000	1	240	—	—	—	242
Other	—	—	—	—	(34)	—	—	—	(34)
Dividends	—	—	—	—	—	—	—	(350)	(350)
Net loss	—	—	—	—	—	(102,220)	—	(159)	(102,379)
Currency translation adjustment	—	—	—	—	—	—	21,952	608	22,560
BALANCE September 30, 2011	56,892,114	$4,551	7,500,936	$600	$1,403,307	$(353,311)	$99,697	$20,972	$1,175,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,309)	$(102,379)
Adjustments to reconcile net loss to net cash (used in) / generated from operating activities:
Amortization of program rights	172,739	189,036
Depreciation and other amortization	86,652	86,756
Net (gain) / loss on extinguishment of debt (Note 4)	(448)	25,904
(Gain) / loss on disposal of fixed assets	(279)	767
Stock-based compensation (Note 14)	3,197	4,556
Change in fair value of derivatives (Note 11)	(48,884)	(4,600)
Foreign currency exchange gain, net	163	(1,452)
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	26,371	56,338
Accounts payable and accrued liabilities	(26,417)	(28,578)
Program rights	(233,557)	(235,767)
Other assets	614	6,215
Accrued interest	(4,116)	(8,172)
Income taxes payable	(3,068)	2,572
Deferred revenue	21,267	28,936
Deferred taxes	(10,633)	(6,616)
VAT and other taxes payable	2,808	3,730
Net cash (used in) / generated from operating activities	(56,900)	17,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,382)	(21,932)
Disposal of property, plant and equipment	301	701
Investments in subsidiaries, net of cash acquired	—	(8,847)
Net cash used in investing activities	(21,081)	(30,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(180,087)	(73,560)
Payment on exchange of Convertible Notes	—	(32,126)
Debt transactions costs	(4,928)	(2,101)
Issuance of Senior Notes	228,890	—
Change in restricted cash	(131,020)	—
Proceeds from credit facilities	195,090	67,794
Payment of credit facilities and capital leases	(105,847)	(23,677)
Issuance of common stock	15,033	—
Equity issuance costs	(2,153)	—
Settlement of forward currency swaps	(82)	(923)
Proceeds from exercise of stock options	33	242
Dividends paid to holders of noncontrolling interests	(296)	(316)
Net cash provided by / (used) in financing activities	14,633	(64,667)

Impact of exchange rate fluctuations on cash	2,620	866

Net decrease in cash and cash equivalents	(60,728)	(76,633)
CASH AND CASH EQUIVALENTS, beginning of period	186,386	244,050
CASH AND CASH EQUIVALENTS, end of period	$125,658	$167,417

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of credit facility to shares of Series A preferred stock and Class A common stock (Note 12)	$165,112	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating leading broadcast, production and distribution, and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. At September 30, 2012, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

We manage our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our production and distribution business, and New Media, which are also our reportable segments.

Broadcast

Our Broadcast segment consists of 33 television channels primarily in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY, a female-oriented cable channel that was launched on January 28, 2012. We also own several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria Broadcast operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and four other channels, NOVA CINEMA, NOVA SPORT, MTV CZECH and FANDA, a male-oriented channel that was launched on July 14, 2012.

Romania

We operate two general entertainment channels, PRO TV and ACASA, three other channels, PRO CINEMA, SPORT.RO, MTV ROMANIA, and an international channel, PRO TV INTERNATIONAL, as well as a general entertainment channel broadcasting in Moldova, PRO TV CHISINAU. On April 15, 2012, we launched an additional channel in Romania, ACASA GOLD, which is a female-oriented cable channel.

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, one female-orientated channel, DOMA (Slovak Republic), and DAJTO, a male-oriented channel that was launched on August 20, 2012.

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

Distribution: In addition to having responsibility for selling finished content and formats developed by our production operations to third parties, this business acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations. Our distribution operations are also able to generate third-party revenue by distributing content through the theatrical and home video operations. MPE owns and operates sixteen cinema screens in Romania. In addition, a home video distribution business sells DVD and Blu Ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties, which are expected to generate a significant portion of MPE’s consolidated profits.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The MPE segment currently generates a significant amount of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are dependent to an extent on the performance of the television advertising market, although the long-term nature of the production process is such that it takes time for significant market changes to be reflected in this segment's results.

New Media

We own and operate more than 75 websites across our markets as well as our video-on-demand service, Voyo, in order to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast operations.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere, and operates a series of news portals, ranging from general information to sports or niche sites. Voyo is an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows. During 2012, Voyo completed the introduction of a subscription based video-on-demand service in all of its regions, offering premium locally produced productions as well as hundreds of local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

We anticipate that our segment reporting will change beginning with the first quarter of 2013 (see Note 16, "Segment Data").

2.  BASIS OF PRESENTATION

The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted.  Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates.  All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvna and all references to “Euro” or “EUR” are to the European Union Euro.

Interim Financial Statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP for complete financial statements.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Consolidation

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

Reclassifications

Certain amounts included in the accompanying condensed consolidated financial statements have been adjusted or reclassified to conform to the current period presentation. In the condensed consolidated statements of cash flows, we increased disclosure to present amounts for the adjustments to reconcile net income to cash flows from operating activities relating to the amortization of program rights and the change in accrued interest and have presented the comparative amounts for all periods presented. In Note 9, "Accounts Payable and Accrued Liabilities" we reclassified certain balances presented as other accrued liabilities as at December 31, 2011 to accrued services and other supplies.

Use of Estimates

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

Cash flows from operating activities have declined significantly in 2012 due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and higher payments for foreign programming and local production. Since the beginning of the fourth quarter, we have experienced a significant decline in the demand for television advertising across our markets compared to our previous expectations. We continue to take steps to conserve cash. These steps have included targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. In addition, we are exploring further options to improve liquidity, including new equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers.

Accounting Pronouncements Adopted

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

Recent Accounting Pronouncements Issued

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

In October 2012, guidance was issued to revise the impairment assessment for unamortized film costs to remove the rebuttable presumption that conditions leading to a write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date, which aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances, including in the impairment testing of other assets. The amendments in this guidance are effective for impairment assessments performed on or after December 15, 2012. The adoption of this guidance may cause the recognition of impairment of unamortized film costs to be deferred into later periods if conditions which exist before financial statements are issued but subsequent to the measurement date would not have been considered by a market participant at the measurement date.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at September 30, 2012 and December 31, 2011 is summarized as follows:

	Gross Balance, December 31, 2011	Accumulated Impairment Losses	Balance, December 31, 2011	Foreign Currency	Balance, September 30, 2012	Accumulated Impairment Losses	Gross Balance, September 30, 2012
Broadcast segment:
Bulgaria	$176,394	$(117,460)	$58,934	$(41)	$58,893	$(117,460)	$176,353
Croatia	11,116	(10,454)	662	7	669	(10,454)	11,123
Czech Republic	862,457	—	862,457	27,879	890,336	—	890,336
Romania	62,078	—	62,078	(2,888)	59,190	—	59,190
Slovak Republic	56,575	—	56,575	(39)	56,536	—	56,536
Slovenia	18,321	—	18,321	(13)	18,308	—	18,308
Media Pro Entertainment segment:
Fiction and reality and entertainment	17,502	—	17,502	(699)	16,803	—	16,803
Production services	11,028	(11,028)	—	—	—	(11,028)	11,028
Distribution	18,664	—	18,664	(761)	17,903	—	17,903
Total	$1,234,135	$(138,942)	$1,095,193	$23,445	$1,118,638	$(138,942)	$1,257,580

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:

The net book value of our broadcast licenses and other intangible assets as at September 30, 2012 and December 31, 2011 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195
Reclassifications	(51,800)	51,800	—	—	—	—
Additions	—	—	—	—	35	35
Amortization	—	(28,590)	—	(6,146)	(660)	(35,396)
Foreign currency movements	—	1,821	(678)	(171)	1	973
Balance, September 30, 2012	$—	$305,241	$125,967	$68,029	$4,570	$503,807

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

We revised our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012, and now amortize the remaining balances on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: twelve years in Bulgaria, thirteen years in the Czech Republic, three years in Romania, eight years in the Slovak Republic, and ten years in Slovenia. The license in Croatia was previously written down to a nominal value. The impact of this change in estimates is a higher amortization charge of approximately US$ 5.1 million recorded during the three months ended September 30, 2012 or US$ 0.06 and US$ 0.06 per basic common share and diluted common share and US$ 14.6 million recorded during the nine months ended September 30, 2012, or US$ 0.20 and US$ 0.20 per basic common share and diluted common share, respectively.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five to fifteen years.  Trademarks have an indefinite life.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Gross value	$569,988	$514,641
Accumulated amortization	(192,148)	(154,891)
Net book value of amortized intangible assets	377,840	359,750
Indefinite-lived broadcast licenses and trademarks	125,967	178,445
Total broadcast licenses and other intangible assets, net	$503,807	$538,195

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	September 30, 2012	December 31, 2011
Senior debt	$1,305,452	$1,243,207
Total credit facilities and capital leases	6,781	81,162
Total long-term debt and other financing arrangements	1,312,233	1,324,369
Less current maturities	(21,155)	(1,058)
Total non-current long-term debt and other financing arrangements	$1,291,078	$1,323,311

Senior Debt

Our senior debt comprised the following as at September 30, 2012 and December 31, 2011:

	Carrying Value		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
USD 20.6 million 2013 Convertible Notes	$20,135	$121,230	$20,286	$117,926
EUR 87.5 million 2014 Floating Rate Notes	113,138	191,497	106,915	141,708
USD 261.0 million 2015 Convertible Notes	229,585	223,341	234,299	163,276
EUR 478.6 million 2016 Fixed Rate Notes	624,970	487,176	643,583	373,215
EUR 240.0 million 2017 Fixed Rate Notes	317,624	219,963	338,249	206,765
	$1,305,452	$1,243,207	$1,343,332	$1,002,890

Improvement of Maturity Profile

On August 16, 2012, CET 21 spol. s.r.o. ("CET 21"), a wholly-owned subsidiary of CME Ltd., issued and sold EUR 70.0 million (approximately US$ 90.5 million) of its 9.0% Senior Secured Notes due 2017 at an issue price of 108.25% for proceeds of approximately EUR 73.8 million (approximately US$ 95.4 million) and approximately EUR 1.8 million (approximately US$ 2.3 million) of accrued interest from May 1, 2012, net of costs of approximately EUR 2.0 million (approximately US$ 2.6 million). These notes were issued under an indenture dated October 21, 2010 pursuant to which CET 21 issued EUR 170.0 million aggregate principal amount of its 9.0% Senior Secured Notes due 2017 (collectively, the “2017 Fixed Rate Notes”) on October 21, 2010. The 2017 Fixed Rate Notes are treated as a single class for all purposes under the indenture governing the 2017 Fixed Rate Notes. CET 21 used the net proceeds from the 2012 offering to fully repay outstanding amounts under and cancel its five-year CZK 1.5 billion (approximately US$ 85.8 million on the date of repayment) revolving credit facility agreement (the "Secured Revolving Credit Facility").

On September 7, 2012, we completed the issuance and sale of EUR 104.0 million (approximately US$ 134.5 million) of 11.625% Senior Notes due 2016 at an issue price of 103.0% for proceeds of approximately EUR 104.8 million (approximately US$ 135.6 million) and approximately EUR 5.8 million (approximately US$ 7.5 million) of accrued interest from March 15, 2012, net of costs of approximately EUR 2.3 million (approximately US$ 2.9 million). These notes were issued under an indenture dated September 17, 2009 pursuant to which we previously issued EUR 200.0 million aggregate principal amount of 11.625% Senior Notes due 2016 on September 17, 2009 and EUR 240.0 million aggregate principal amount of 11.625% Senior Notes due 2016 on September 29, 2009 (collectively, the “2016 Fixed Rate Notes”). The 2016 Fixed Rate Notes are treated as a single class for all purposes under the indenture governing the 2016 Fixed Rate Notes. We used the net proceeds from the 2012 offering to (i) irrevocably deposit US$ 21.0 million in cash in escrow for the repayment in full at maturity on March 15, 2013 of the outstanding 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) plus accrued interest and (ii) optionally redeem and cancel the remaining EUR 87.5 million (approximately US$ 113.1 million) aggregate principal amount outstanding of the Senior Floating Rate Notes due 2014 (the "2014 Floating Rate Notes" and collectively with 2016 Fixed Rate Notes and 2017 Fixed Rate Notes, the "Senior Notes") plus accrued interest to the redemption date, as further described below.

Concurrent with the sale of the 2016 Fixed Rate Notes on September 7, 2012, we issued an irrevocable redemption notice for redemption on October 7, 2012 of the remaining EUR 87.5 million (approximately US$ 113.1 million) aggregate principal amount of 2014 Floating Rate Notes outstanding. The 2014 Floating Rate Notes were redeemable at our option upon payment of the redemption price of 100.0% of the principal amount. On September 7, 2012, we deposited EUR 88.4 million (approximately US$ 114.3 million) with the trustee for the 2014 Floating Rate Notes, which represented the redemption price plus all interest payable to the settlement date (see Note 7, “Other Assets”). The outstanding 2014 Floating Rate Notes were redeemed on October 7, 2012. As a result, we expect to recognize the extinguishment of the remaining liability on October 7, 2012, amounting to a loss of approximately US$ 0.6 million in the consolidated financial statements for the twelve months ended December 31, 2012 related to the write-off of unamortized debt issuance costs.

Additionally, on September 7, 2012, we made an irrevocable deposit in escrow of US$ 21.0 million with the trustee for the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013.  Even though the deposit is

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

irrevocable, the 2013 Convertible Notes remain outstanding until maturity, and therefore we will not recognize the extinguishment of the associated liability until March 15, 2013.

The carrying value of our senior debt outstanding after considering the irrevocable cash deposits with the trustees of the 2013 Convertible Notes and 2014 Floating Rate Notes is set forth in the table below:

September 30, 2012
Carrying value of senior debt	$1,305,452
In-substance defeasance of 2013 Convertible Notes	(20,135)
2014 Floating Rate Notes redeemed October 7, 2012	(113,138)
Carrying value of remaining senior debt outstanding	$1,172,179

Tender Offers
On April 30, 2012, we announced a tender offer (the "2013 Tender Offer") to purchase for cash up to US$ 129.7 million in aggregate principal amount of our outstanding 2013 Convertible Notes as well as a tender offer (the "Euro Tender Offer") to purchase for cash the Euro equivalent of up to US$ 170.0 million in aggregate principal amount of our outstanding 2014 Floating Rate Notes and 2016 Fixed Rate Notes.
2013 Tender Offer
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
Euro Tender Offer
On June 14, 2012, we completed the purchase of EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) aggregate principal amount of 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest using proceeds drawn under the TW Credit Agreement. The amounts we recorded for the transaction are presented in the table below. None of the 2016 Fixed Rate Notes that were tendered for repurchase were accepted by us.

(Loss) / Gain on Extinguishment

Tender offer	2013 Convertible Notes	2014 Floating Rate Notes	Total
(Loss) / gain on extinguishment	$(3,763)	$4,211	$448
Unamortized debt costs included in (loss) / gain on extinguishment	370	527	897
Adjustment to additional paid-in capital	$868	$—	$868

Convertible Notes

2013 Convertible Notes

On March 10, 2008, we issued US$ 475.0 million of 2013 Convertible Notes, which mature on March 15, 2013. As discussed above, on September 7, 2012 we made an irrevocable deposit in escrow of US$ 21.0 million with the trustee for the 2013 Convertible Notes, which represents the aggregate principal amount plus all accrued interest that will be payable when the 2013 Convertible Notes mature in March 2013. In May 2012 we repurchased US$ 109.0 million in principal amount of our 2013 Convertible Notes at par plus accrued interest. During 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”). The exchanging holders of the 2013 Convertible Notes also received cash consideration of approximately US$ 35.4 million, including accrued interest of US$ 3.3 million. We also repurchased US$ 49.5 million aggregate principal amount of our 2013 Convertible Notes for US$ 47.4 million including accrued interest in September 2011, and US$ 34.8 million aggregate principal amount for US$ 30.7 million plus accrued interest in October 2010.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The fair value of the 2013 Convertible Notes as at September 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". We have capped call options corresponding to the number of shares that would be issued upon conversion of the 2013 Convertible Notes, but we believe the likelihood of such a conversion to be remote.

We recorded adjustments to equity during 2012 totaling US$ 21.1 million in respect of the portion of the capped call options that were no longer exercisable following the repurchase of a portion of 2013 Convertible Notes in May 2012.

We separately account for the liability and equity components of the 2013 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$129,660	$(8,430)	$121,230	$102,369
Extinguishment of debt	(109,013)	4,537	(104,476)	(868)
Amortization of debt issuance discount	—	3,381	3,381	—
BALANCE September 30, 2012	$20,647	$(512)	$20,135	$101,501

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

Interest is payable semi-annually in arrears on each May 15 and November 15.  The fair value of the liability component of the 2015 Convertible Notes as at September 30, 2012 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries.  The amounts outstanding are guaranteed by our wholly owned subsidiaries CME Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by a pledge of shares of those companies.

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes.   From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at September 30, 2012, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Value	Equity Component
BALANCE December 31, 2011	$261,034	$(37,693)	$223,341	$11,907
Amortization of debt issuance discount	—	6,244	6,244	—
BALANCE September 30, 2012	$261,034	$(31,449)	$229,585	$11,907

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

Floating Rate Notes

On May 16, 2007, we issued EUR 150.0 million of 2014 Floating Rate Notes which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at September 30, 2012 was 2.60%).  In June 2012 we accepted for repurchase EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) in principal amount of our 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest. In 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our 2014 Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest. As discussed above, on October 7, 2012 we redeemed the remaining EUR 87.5 million (approximately US$ 113.1 million) total aggregate principal amount of 2014 Floating Rate Notes outstanding.

The fair value of the 2014 Floating Rate Notes as at September 30, 2012 and December 31, 2011 was equal to the outstanding debt multiplied by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

Fixed Rate Notes

2016 Fixed Rate Notes

On September 17, 2009, we issued EUR 200.0 million of 2016 Fixed Rate Notes at an issue price of 98.261%, and on September 29, 2009, we issued EUR 240.0 million of 2016 Fixed Rate Notes at an issue price of 102.75%. As discussed above, on September 7, 2012 we issued an additional EUR 104.0 million of 2016 Fixed Rate Notes at an issue price of 103.0%. The 2016 Fixed Rate Notes mature on September 15, 2016.  In 2010, we repurchased a total of EUR 48.4 million (approximately US$ 67.1 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 49.3 million (approximately US$ 68.5 million at the date of repurchase) plus accrued interest.  In 2011, we repurchased an additional EUR 17.0 million (approximately US$ 24.0 million at the date of repurchase) aggregate principal amount of our 2016 Fixed Rate Notes for EUR 18.6 million (approximately US$ 26.3 million at the date of repurchase) plus accrued interest.

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at September 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2017 Fixed Rate Notes

On October 21, 2010, our wholly-owned subsidiary, CET 21 issued EUR 170.0 million (approximately US$ 219.8 million) of 2017 Fixed Rate Notes. As discussed above, on August 16, 2012, CET 21 issued an additional EUR 70.0 million (approximately US$ 90.5 million) of 2017 Fixed Rate Notes at an issue price of 108.25%. The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at September 30, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2017 Fixed Rate Notes are secured senior obligations of CET 21. The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also Note 19, “Indenture Covenants”).

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at September 30, 2012 and December 31, 2011:

		September 30, 2012	December 31, 2011
Credit facilities	(a) – (e)	$2,450	$77,464
Capital leases		4,331	3,698
Total credit facilities and capital leases		6,781	81,162
Less current maturities		(1,020)	(1,058)
Total non-current credit facilities and capital leases		$5,761	$80,104

(a) In connection with the cash tenders announced on April 30, 2012, we entered into the TW Credit Agreement with Time Warner. Under the TW Credit Agreement, Time Warner agreed to loan to the Company an aggregate principal amount of US$ 300.0 million in three tranches (the “TW Loans”), with the amounts we could draw upon for each tranche corresponding to the amount of our 2013 Convertible Notes, 2014 Floating Rate Notes or 2016 Fixed Rate Notes, as applicable, accepted for purchase by us in the 2013 Tender Offer and the Euro Tender Offer. We drew US$ 109.0 million under the credit facility on May 30, 2012 to finance the repurchase of 2013 Convertible Notes, and drew an additional US$ 71.1 million on June 13, 2012 to finance the repurchase of 2014 Floating Rate Notes. We issued shares of Class A common stock to Time Warner Media Holdings B.V. (“TW Investor”) and RSL Capital LLC, an affiliate of Ronald Lauder, on June 15, 2012 and the proceeds were applied to repay the outstanding principal amount of US$ 89.3 million and accrued interest of US$ 38 thousand on the TW Loans. On June 27, 2012, we exercised our option to put shares to TW Investor in order to repay the remaining US$ 90.8 million amount of TW Loans outstanding and this transaction closed on July 3, 2012 (see Note 11, "Financial Instruments and Fair Value Measurement" and Note 12, "Equity").

(b) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2012, we had deposits of US$ 24.7 million in and drawings of US$ nil on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2011, we had deposits of US$ 37.0 million in and drawings of US$ nil on the BMG cash pool.

(c) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 77.7 million) Secured Revolving Credit Facility. CET 21 repaid amounts outstanding under and canceled the Secured Revolving Facility on August 16, 2012. Drawings on the Secured Revolving Credit Facility amounted to CZK 1.5 billion (approximately US$ 77.7 million) as at December 31, 2011. Interest under the facility was calculated at a rate per annum of 5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period (the applicable rate at December 31, 2011 was 5.97%).

(d) As at September 30, 2012 and December 31, 2011, there were no drawings outstanding under a CZK 300.0 million (approximately US$ 15.5 million) working capital credit facility with Factoring Ceska Sporitelna (“FCS”).  This facility is secured by a pledge of receivables under a factoring agreement with FCS and is available indefinitely, subject to a three-month notice period.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e) At September 30, 2012, Media Pro Entertainment had an aggregate principal amount of RON 11.4 million (approximately US$ 3.2 million) (December 31, 2011, RON 10.6 million, approximately US$ 3.0 million) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At September 30, 2012, we had 14 loans outstanding with the CNC with maturity dates ranging from 2014 to 2020. The carrying amounts at September 30, 2012 and December 31, 2011 are net of a fair value adjustment of US$ 1.0 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At September 30, 2012, the maturity of our senior debt and credit facilities was as follows:

2012	$82
2013	212
2014	550
2015	261,176
2016	618,973
2017 and thereafter	312,606
Total senior debt and credit facilities	1,193,599
Net discount	(18,970)
In-substance defeasance of 2013 Convertible Notes	20,135
2014 Floating Rate Notes redeemed October 7, 2012	113,138
Carrying value of senior debt and credit facilities	$1,307,902

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2012:

2012	$385
2013	1,177
2014	837
2015	705
2016	475
2017 and thereafter	1,153
Total undiscounted payments	4,732
Less: amount representing interest	(401)
Present value of net minimum lease payments	$4,331

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.  PROGRAM RIGHTS

Program rights comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Program rights:
Acquired program rights, net of amortization	$299,526	$266,884
Less: current portion of acquired program rights	(111,676)	(101,741)
Total non-current acquired program rights	187,850	165,143
Produced program rights – Feature Films:
Released, net of amortization	4,160	3,197
Completed and not released	865	776
In production	2,988	708
Development and pre-production	1,017	279
Produced program rights – Television Programs:
Released, net of amortization	93,278	70,383
Completed and not released	2,822	9,136
In production	15,727	12,457
Development and pre-production	4,730	4,138
Total produced program rights	125,587	101,074
Total non-current acquired program rights and produced program rights	$313,437	$266,217

During the third quarter of 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. Had we amortized content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run during the first six months of 2012, the program rights amortization charge would have been approximately US$ 3.8 million higher for the nine months ended September 30, 2012, or US$ 0.05 and US$ 0.05 per basic common share and diluted common share, respectively.

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Unrelated customers	$174,691	$204,747
Less: allowance for bad debts and credit notes	(17,181)	(13,555)
Related parties	1,933	1,020
Less: allowance for bad debts and credit notes	(89)	(55)
Total accounts receivable	$159,354	$192,157

At September 30, 2012, CZK 218.8 million (approximately US$ 11.3 million) (December 31, 2011: CZK 719.9 million, approximately US$ 37.3 million), of receivables were pledged as collateral under the 2017 Fixed Rate Notes and the factoring agreement with FCS.  Of this amount, CZK 158.8 million (approximately US$ 8.2 million) (December 31, 2011: CZK 545.8 million, approximately US$ 28.3 million), of receivables in the Czech Republic were pledged as collateral under the factoring agreement (see Note 4, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Current:
Prepaid acquired programming	$16,146	$23,479
Other prepaid expenses	9,180	9,422
Deferred tax	9,247	3,893
Capitalized debt costs	4,987	5,023
VAT recoverable	6,149	6,857
Inventory	6,106	5,226
Income taxes recoverable	4,911	2,632
Restricted cash	135,701	381
Other	2,982	1,092
Total other current assets	$195,409	$58,005

	September 30, 2012	December 31, 2011
Non-current:
Capitalized debt costs	$17,986	$19,350
Deferred tax	3,932	4,232
Other	1,769	2,926
Total other non-current assets	$23,687	$26,508

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

The restricted cash balance at September 30, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes representing the aggregate principal and interest payable when the 2013 Convertible Notes mature in March 2013, and EUR 88.4 million (approximately US$ 114.3 million) deposited with the trustee of the 2014 Floating Rate Notes representing the aggregate principal and interest payable when the 2014 Floating Rate Notes were redeemed on October 7, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Land and buildings	$159,228	$160,183
Machinery, fixtures and equipment	212,009	197,047
Other equipment	36,610	31,970
Software licenses	45,393	39,993
Construction in progress	19,239	17,894
Total cost	472,479	447,087
Less: Accumulated depreciation	(269,287)	(229,720)
Total net book value	$203,192	$217,367

Assets held under capital leases (included in the above)
Land and buildings	$4,525	$4,508
Machinery, fixtures and equipment	3,722	3,146
Total cost	8,247	7,654
Less: Accumulated depreciation	(2,671)	(2,720)
Net book value	$5,576	$4,934

The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2012 and 2011 is comprised of:

	For the Nine Months Ended September 30,
	2012	2011
Opening balance	$217,367	$250,902
Cash additions	21,381	22,788
Disposals	(22)	(3,511)
Depreciation	(32,175)	(40,985)
Foreign currency movements	(2,212)	4,111
Other movements	(1,147)	(2,041)
Ending balance	$203,192	$231,264

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accounts payable	$38,190	$47,676
Related party accounts payable	935	1,955
Programming liabilities	36,827	32,532
Related party programming liabilities	65,505	68,573
Duties and other taxes payable	14,330	13,462
Accrued staff costs	14,341	24,532
Accrued interest payable	20,686	24,108
Income taxes payable	1,022	1,379
Accrued services and other supplies	21,334	9,061
Accrued legal contingencies and professional fees	5,107	3,409
Authors’ rights	4,703	6,367
Other accrued liabilities	2,915	6,994
Total accounts payable and accrued liabilities	$225,895	$240,048

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Current:
Deferred revenue	$29,949	$10,977
Deferred tax	2,882	1,094
Derivative liabilities	284	2,375
Other	491	23
Total other current liabilities	$33,606	$14,469

	September 30, 2012	December 31, 2011
Non-current:
Deferred tax	$68,126	$74,672
Related party programming liabilities	250	9,363
Derivative liabilities	—	694
Other	291	212
Total other non-current liabilities	$68,667	$84,941

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

At September 30, 2012, we had the following interest rate swap agreement carried at fair value using significant level 2 inputs. The previously outstanding option and currency swap agreements (see "Share Subscription Agreement" and "Currency Risk" sections below) were recorded at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Other” section below), was carried at fair value using significant level 3 inputs.

The change in fair value of derivatives comprised the following for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Share subscription agreement	$—	$—	$22,836	$—
Company option	486	—	24,953	—
Interest rate swap	73	(190)	430	111
Currency swap	—	3,669	665	4,309
Call option	—	—	—	180
Change in fair value of derivatives	$559	$3,479	$48,884	$4,600

Share Subscription Agreements and Company Option

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

The 9.9 million TW Subscription Shares were issued on June 15, 2012, and as a result, the derivative instrument was settled as of that date. The change in the fair value of the derivative instrument, as measured immediately prior to issuance of the shares, resulted in a net gain of US$ 22.8 million, which was recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other current assets. This instrument was allocated to level 2 within the fair value hierarchy because the critical input in its valuation was readily observable.

Under a separate agreement, RSL Capital LLC subscribed for 2.0 million shares of Class A Common Stock of the Company at a fixed price per share of US$ 7.51, resulting in aggregate proceeds of US$ 15.0 million. As the subscription amount was fixed and no variability existed, this amount was recorded as equity upon the transfer of funds on June 15, 2012.

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

The fair value of the derivative instrument on June 30, 2012, was an asset amounting to US$ 29.5 million. We exercised the Company Option on June 27, 2012, and the transaction settled on July 3, 2012. Due to the exercise, the US$ 5.0 million premium arising from the initial recognition of the derivative was recognized in interest expense during the three months ended June 30, 2012. The fair value of the option on July 3, 2012, was US$ 30.0 million. The difference of US$ 0.5 million from the fair value at June 30, 2012 to the settlement date on July 3, 2012, was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income for the three months ended September 30, 2012. There will be no further impact on earnings from this instrument.

Interest Rate Risk

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and Ceska Sporitelna, a.s. (“CSAS”), expiring in April 2013, to reduce the impact of changing interest rates on our previously outstanding floating rate debt that was denominated in CZK.  The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the condensed consolidated statement of operations and other comprehensive income and in the condensed consolidated balance sheet in other non-current liabilities.

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

The fair value of the interest rate swap as at September 30, 2012, was a US$ 0.3 million liability, which represented a net decrease of US$ 0.4 million from the US$ 0.7 million liability as at December 31, 2011, and was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income amounting to US$ 0.4 million.

Currency Risk

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 553.9 million), payable on each July 15, October 15, January 15, and April 15, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 486.0 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

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

The fair value of the liability on April 15, 2012, immediately prior to the final payments being made and received was US$ 1.7 million,which represented a net decrease of US$ 0.7 million from the US$ 2.4 million liability as at December 31, 2011. This change was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income amounting to US$ 0.7 million. There will be no further impact on earnings from this instrument.

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

The fair value of the call option as at September 30, 2012 and December 31, 2011 was US$ nil because the option strike price is the fair value of the equity in CME Bulgaria. There will be no further changes in the carrying value of the option liability.

Top Tone Holdings exercised the call option earlier this year, which will increase its noncontrolling interest in CME Bulgaria. The closing of this transaction has not yet occurred because the purchaser financing is still pending.

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock, with a US$ 0.08 par value, were authorized as at September 30, 2012 and December 31, 2011. None were issued and outstanding as at December 31, 2011.

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

As a result of the Equity Subscriptions, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company. The shares issued to TW Investor in the Equity Subscriptions are subject to the Voting Agreement, which terminates on May 18, 2013.

Class A and B Common Stock

200,000,000 and 100,000,000 shares of Class A common stock were authorized as at September 30, 2012 and December 31, 2011, respectively, and 15,000,000 shares of Class B common stock were authorized as at September 30, 2012 and December 31, 2011. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration . Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital LLC and 9,901,260 shares of Class A common stock to TW Investor, each at a price of US$ 7.51 per share, for aggregate proceeds to the Company of US$ 89.4 million. The proceeds of these share subscriptions were applied to the outstanding TW Loan balance (see Note 4, "Long-Term Debt and Other Financing Obligations"). As discussed above, we issued additional shares of Class A common stock to TW Investor on July 3, 2012.

Also on June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. Following this conversion, there are no shares of Class B common stock outstanding.

There were 77.2 million shares of Class A common stock outstanding at September 30, 2012.

Warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share, are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our President and Chief Executive Officer, and a member of our Board of Directors.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.  INTEREST EXPENSE

Interest expense comprised the following for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest on Senior Notes	$21,223	$22,543	$62,396	$68,195
Interest on Convertible Notes	3,444	4,842	11,919	13,637
Interest on capital leases and other financing arrangements	1,042	1,035	4,211	2,730
	25,709	28,420	78,526	84,562

Amortization of capitalized debt issuance costs	4,667	1,537	12,835	4,963
Amortization of debt issuance discount and premium, net	2,116	4,281	4,084	13,529
(Gain) / loss on extinguishment of debt	—	924	(448)	25,904
	6,783	6,742	16,471	44,396
Total interest expense	$32,492	$35,162	$94,997	$128,958

The (gain) / loss on extinguishment of debt comprised the following for the three and nine months ended September 30, 2012 and 2011 (see Note 4 "Long-Term Debt and Other Financing Arrangements"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
2013 Convertible Notes	$—	$924	$3,763	$23,516
2014 Floating Rate Notes	—	—	(4,211)	—
2016 Fixed Rate Notes	—	—	—	2,388
(Gain) / loss on extinguishment	$—	$924	$(448)	$25,904

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

The charge for stock-based compensation in our condensed consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation charged	$1,106	$1,452	$3,197	$4,556

Stock Options

A summary of option activity for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,901,687	$32.86	4.49	$71
Exercised	(16,000)	2.06
Forfeited	(606,812)	35.91
Expired	(30,000)	$90.54
Outstanding at September 30, 2012	2,248,875	$31.48	4.33	$—
Vested or expected to vest	2,166,803	31.81	4.26	—
Exercisable at September 30, 2012	1,600,872	$34.60	3.67	$—

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2012 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2012. This amount changes based on the fair value of our common stock.  As at September 30, 2012, there was US$ 5.8 million of total unrecognized compensation expense related to options.

At the annual general meeting of CME Ltd. on June 13, 2012, the shareholders approved an employee option exchange program whereby up to 1.7 million options may be exchanged for up to 0.9 million restricted stock units ("RSUs"). While we have yet to set the terms of any such exchange and can not be assured of the number of options likely to be tendered, we expect the number of outstanding options to decrease significantly following the completion of the exchange program.

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
The following table summarizes information about unvested RSUs as at September 30, 2012:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	—	—
Granted	600,000	5.61
Unvested at September 30, 2012	600,000	5.61

As at September 30, 2012, the intrinsic value of unvested RSUs was US$ 3.9 million. Total unrecognized compensation cost related to unvested RSUs as at September 30, 2012 was US$ 2.6 million and is expected to be recognized over a weighted-average period of 1.95 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to CME Ltd.	$(32,049)	$(82,074)	$(41,485)	$(102,220)

Weighted average outstanding shares of common stock - basic (1)	88,134	64,393	73,065	64,382
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - diluted	88,134	64,393	73,065	64,382

Net loss per share:
Basic	$(0.36)	$(1.27)	$(0.57)	$(1.59)
Diluted	$(0.36)	$(1.27)	$(0.57)	$(1.59)

(1) For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Preferred Share are included in the weighted average outstanding shares of common stock - basic, primarily because the holder of the Preferred Share is entitled to receive dividends payable when dividends are declared by the Board of Directors with respect to any shares of the common stock.

At September 30, 2012, 3,106,501 (December 31, 2011: 3,763,481) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at September 30, 2012.

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

OIBDA may not be comparable to similar measures reported by other companies.

Below are tables showing our Net Revenues and OIBDA by segment for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net revenues	2012	2011	2012	2011
Broadcast:
Bulgaria	$14,836	$17,360	$55,734	$63,359
Croatia	9,009	9,959	36,196	42,449
Czech Republic	42,933	55,279	161,017	195,653
Romania	24,535	31,056	92,051	112,425
Slovak Republic	14,746	18,204	56,417	67,139
Slovenia	9,114	11,573	42,892	48,891
Total Broadcast	115,173	143,431	444,307	529,916
Media Pro Entertainment	44,759	35,141	141,619	126,575
New Media	3,780	3,246	12,671	10,479
Intersegment revenues (1)	(23,620)	(16,346)	(79,850)	(79,070)
Total net revenues	$140,092	$165,472	$518,747	$587,900

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
OIBDA	2012	2011	2012	2011
Broadcast:
Bulgaria	$1,035	$(715)	$3,393	$5,215
Croatia	(776)	(1,960)	4,169	861
Czech Republic	11,026	21,077	62,595	87,591
Romania	2,297	4,625	9,371	17,371
Slovak Republic	(3,311)	(1,547)	(1,778)	1,684
Slovenia	(1,513)	(372)	7,005	11,397
Divisional operating costs	(719)	(973)	(3,356)	(1,717)
Total Broadcast	8,039	20,135	81,399	122,402
Media Pro Entertainment	3,415	218	10,503	1,703
New Media	(1,512)	(1,033)	(3,747)	(3,122)
Central	(3,956)	(9,726)	(19,228)	(31,969)
Elimination	(2,478)	(696)	(4,247)	(3,176)
Total OIBDA	$3,508	$8,898	$64,680	$85,838

Reconciliation to condensed consolidated statement of operations and comprehensive income:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total OIBDA	$3,508	$8,898	$64,680	$85,838
Depreciation of property, plant and equipment	(11,711)	(13,851)	(34,338)	(43,547)
Amortization of intangible assets	(10,198)	(7,957)	(35,396)	(23,393)
Operating (loss) / income	(18,401)	(12,910)	(5,054)	18,898
Interest expense, net	(32,279)	(34,523)	(94,399)	(126,554)
Foreign currency exchange gain / (loss), net	16,755	(45,919)	(163)	1,452
Change in fair value of derivatives	559	3,479	48,884	4,600
Other income / (expense)	108	33	159	(769)
Credit / (provision) for income taxes	621	7,644	7,264	(6)
Net loss	$(32,637)	$(82,196)	$(43,309)	$(102,379)

We do not rely on any single major customer or group of major customers.

By December 31, 2012, we expect to complete changes to our management structure which were initiated to further our strategy of one content, multiple distribution, and to increase efficiencies in commercial activities. As a result, we anticipate our segment reporting will change to reflect that the first quarter of 2013 will be the first period the businesses are managed under a new structure and presented in results reviewed by the chief operating decision maker to allocate resources and assess performance.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements

At September 30, 2012, we had total commitments of US$ 358.3 million (December 31, 2011: US$ 361.8 million) in respect of our broadcast and distribution operations for future programming, including contracts signed with license periods starting after the balance sheet date. The amounts are payable as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Programming purchase obligations	$358,290	$142,900	$160,954	$54,436	$—

b) Operating Lease Commitments

For the nine months ended September 30, 2012 and 2011, we incurred aggregate rent expense on all facilities of US$ 11.8 million and US$ 8.5 million, respectively.  Future minimum operating lease payments at September 30, 2012 for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) are payable as follows:

September 30, 2012
2012	$1,471
2013	4,319
2014	3,075
2015	1,880
2016	1,501
2017 and thereafter	8,632
Total	$20,878

c) Factoring of Trade Receivables

CET 21 has a working capital credit facility of CZK 300 million (approximately US$ 15.5 million) with FCS. This facility is secured by a pledge of receivables under a factoring agreement with FCS. As at September 30, 2012 and December 31, 2011, there were no drawings under this facility (see also Note 4, “Long-Term Debt and Other Financing Arrangements” and Note 6, “Accounts Receivable”).

The transfer of the receivables is accounted for as a secured borrowing, with the proceeds received recorded in the condensed consolidated balance sheet as a liability and included in current credit facilities and obligations under capital leases. The corresponding receivables are a part of accounts receivable, as we retain the risks of ownership.

d) Call option

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

e) Unrecognized Tax Benefits

During the third quarter, considerable progress was made towards agreeing with the tax authorities the tax losses available to the Company's main Netherlands holding company.  As a result it is reasonably possible that in the next twelve months US$ 25.5 million of the US$ 25.7 million provision for unrecognized tax benefits as at September 30, 2012 will be applied against the deferred tax asset attributable to these tax losses.  As the deferred tax assets in the Netherlands holding company are subject to a full valuation allowance, settlement is not expected to impact cash flows or the consolidated statement of operations and comprehensive income.

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet appealed this decision on September 17, 2012. In addition, on September 28, 2012 VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We do not believe that it is likely that we will be required to make any further payment.

b) Lehman Brothers Bankruptcy Claim

On March 4, 2008, we purchased, for cash consideration of US$ 22.2 million, capped call options from Lehman OTC over 1,583,333 shares of our Class A common stock which entitled us to receive, at our election following a conversion under the 2013 Convertible Notes, cash or shares of Class A common stock with a value equal to the difference between the trading price of our shares at the time the option is exercised and US$ 105.00, up to a maximum trading price of US$ 151.20.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 3.2% of our outstanding shares of Class A common stock as at September 30, 2012; and Time Warner, who is represented on our Board of Directors and holds a 49.9% economic interest in CME Ltd. as at September 30, 2012.

Related Party Transactions

Adrian Sarbu

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Purchases of services	$734	$1,229	$2,696	$3,636
Sales	333	225	934	960

	As at September 30,	As at December 31,
	2012	2011
Accounts payable	$470	$512
Accounts receivable	1,614	765

Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Purchases of programming	$20,011	$35,127	$44,268	$51,360
Sales	55	59	222	119

	As at September 30,	As at December 31,
	2012	2011
Accounts payable	$65,772	$78,016
Accounts receivable	129	159

See Note 4, "Long-Term Debt and Other Financing Arrangements" and Note 11, "Financial Instruments and Fair Value Measurements" for discussion of transactions with Time Warner to reduce our indebtedness. The TW Loan was repaid on July 3, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

19. INDENTURE CONVENANTS

Under the terms of the indentures governing the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes (the “2016 Indenture” and the “2017 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (both as defined in the 2016 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2017 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2017 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As at September 30, 2012, our Unrestricted Subsidiaries consisted of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support. As at September 30, 2012, there was US$ 1.2 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Below is selected financial information for CME Ltd., its Restricted Subsidiaries and its Unrestricted Subsidiaries as required by the 2016 Indenture and the 2017 Indenture:

	Issuer and Restricted Subsidiaries	Unrestricted Subsidiaries	Inter-group eliminations	Total
Consolidated Statement of Operations:
	For the Three Months Ended September 30, 2012
Net revenues	$140,092	$—	$—	$140,092
Depreciation of property, plant and equipment	11,233	—	—	11,233
Amortization of broadcast licenses and other intangibles	10,198	—	—	10,198
Operating loss	(18,394)	(7)	—	(18,401)
Net loss attributable to CME Ltd.	$(31,274)	$(775)	$—	$(32,049)

	For the Nine Months Ended September 30, 2012
Net revenues	$518,747	$—	$—	$518,747
Depreciation of property, plant and equipment	32,175	—	—	32,175
Amortization of broadcast licenses and other intangibles	35,396	—	—	35,396
Operating loss	(5,040)	(14)	—	(5,054)
Net loss attributable to CME Ltd.	$(41,207)	$(278)	$—	$(41,485)

Consolidated Balance Sheet:
	As at September 30, 2012
Cash and cash equivalents	$124,452	$1,206	$—	$125,658
Third party debt (1)	1,312,233	—	—	1,312,233
Total assets	2,753,661	1,202	(5)	2,754,858
Total CME Ltd. shareholders' equity	$1,099,319	$1,096	$—	$1,100,415

(1)	Third party debt is defined as credit facilities and capital leases or debt with entities that are not part of the CME Ltd. consolidated group.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

20. SUBSEQUENT EVENTS

Concurrent with the sale of additional 2016 Fixed Rate Notes, on September 7, 2012, we issued a redemption notice to redeem on October 7, 2012 the remaining EUR 87.5 million (approximately US$ 113.1 million) total aggregate principal amount of 2014 Floating Rate Notes outstanding. The 2014 Floating Rate Notes were redeemable at our option upon payment of a redemption price equal to 100.0% of the principal amount. This redemption notice was irrevocable and on September 7, 2012, we deposited EUR 88.4 million (approximately US$ 114.3 million) with the trustee for the 2014 Floating Rate Notes, which represents the redemption price plus all interest payable on the settlement date, pursuant to the indenture governing the 2014 Floating Rate Notes (see Note 7, “Other Assets”). We expect to recognize the extinguishment of the remaining liability on October 7, 2012, amounting to a loss of approximately US$ 0.6 million in the consolidated financial statements for the twelve months ended December 31, 2012 related to the write-off of unamortized debt issuance costs.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contents

I.	Forward-looking Statements

II.	Overview

III.	Our Business

IV.	Analysis of the Results of Operations and Financial Position

V.	Liquidity and Capital Resources

VI.	Critical Accounting Policies and Estimates

Key Financing Defined Terms

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.50% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and Central European Media Enterprises Ltd. ("CME Ltd.") and our wholly-owned subsidiaries Central European Media Enterprises N.V., CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors. The term "TW Loans" refers to amounts drawn under the Term Loan Facilities Credit Agreement dated April 30, 2012 with Time Warner Inc. ("Time Warner"). The term “Preferred Share” refers to the one share of Series A Convertible Preferred Stock, par value US$ 0.08 per share, issued to Time Warner Media Holdings B.V. (“TW Investor”). The term "Equity Commitment Agreement" refers to the Subscription and Equity Commitment Agreement, by and between TW Investor and the Company, dated as of April 30, 2012.

The exchange rates used in this report are as at September 30, 2012, unless otherwise indicated.

I. Forward-looking Statements

This report contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “trend”, “expect”, “plan”, “estimate”, “forecast”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; decreases in TV advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations restrict our business; our ability to access external sources of capital as needed; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

CME Ltd. is a media and entertainment company that operates broadcasting, content and new media businesses in Central and Eastern Europe.

The following tables provide a summary of our consolidated results for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, (US$ 000's)
	2012	2011	Movement
Net revenues	$140,092	$165,472	(15.3)%
Cost of revenues	(141,332)	(150,560)	6.1%
Selling, general and administrative expenses	(17,161)	(27,822)	38.3%
Operating loss	(18,401)	(12,910)	(42.5)%
Net loss	$(32,637)	$(82,196)	60.3%

	For the Nine Months Ended September 30, (US$ 000's)
	2012	2011	Movement
Net revenues	$518,747	$587,900	(11.8)%
Cost of revenues	(453,553)	(480,858)	5.7%
Selling, general and administrative expenses	(70,248)	(88,144)	20.3%
Operating (loss) / income	(5,054)	18,898	Nm (2)
Net loss	$(43,309)	$(102,379)	57.7%

Net cash (used in) / generated from operating activities	$(56,900)	$17,246	Nm (2)
Capital expenditures, net	(21,081)	(21,231)	0.7%
Free cash flow(1)	$(77,981)	$(3,985)	Nm (2)

	As at September 30, 2012	As at September 30, 2011	Movement
Cash and cash equivalents	125,658	167,417	(24.9)%

(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.
(2) Number is not meaningful.

Our financial results for the three and nine months ended September 30, 2012 reflect the acquisition of Bontonfilm on June 30, 2011; the initial benefits from the roll-out of Voyo, our subscription video-on-demand service in all our territories; and the impact from the continued general lack of confidence in the growth of the economies in our region. On a constant currency basis, the television advertising spending in our markets declined by 7% in the nine months ended September 30, 2012 impacting the advertising revenues in our Broadcast division. Overall, on a constant currency basis, our consolidated net revenues declined slightly compared to the corresponding period in 2011 primarily due to the decline in spending in the television advertising markets which was partially offset by the growth in revenues in our Media Pro Entertainment ("MPE") and New Media divisions. We currently believe that, on a constant currency basis, our full year OIBDA, as defined in III. Our Business, will now be lower when compared to the prior year following the most recent decline in the television advertising spending in our markets.

Our negative free cash flow of US$ 78.0 million for the nine months ended September 30, 2012, compared to negative free cash flow of US$ 4.0 million for the corresponding period in 2011, was significantly lower due to lower revenues as a result of the year-on-year decline of the television advertising markets in our regions and subsequent decrease in cash receipts in 2012 compared to 2011. In addition, on a constant currency basis, higher payments relating to foreign programming and additional investment in our local content production also contributed to our negative free cash flow in the nine months ended September 30, 2012.

Since the beginning of the fourth quarter, we have experienced a significant decline in the demand for television advertising across our markets compared to our previous expectations, with a number of advertisers indicating that they no longer intend to honor previous spending commitments.  In addition, we expect an increase in the net investment in programming (the difference between cash paid for programming and the amortization expense recognized), primarily due to (i) higher payments for foreign programming as our attempts to extend payment terms on foreign programming contracts have not achieved the level of success we anticipated and (ii) our investments in locally-produced programming to maintain our audience shares. As a result, we have reduced our forecasts of free cash flow for the fourth quarter, traditionally the most significant quarter for television advertising. Our current forecast for free cash flow for the full year of 2012 is now expected to be similar to that of the nine months ended September 30, 2012, between US$ (70) million and US$ (90) million. We now expect to end the year with a cash balance of at least US$ 130 million.

Index

Recent Developments

•
On July 3, 2012, we issued 874,819 shares of our Class A common stock and one Preferred Share (collectively, the “Option Shares”), at a price per share of Class A common stock (including those underlying the Preferred Share) of US$ 7.51, to TW Investor for aggregate consideration of approximately US$ 90.8 million (collectively, the “Equity Subscriptions”), each pursuant to the Equity Commitment Agreement. The consideration for the Equity Subscriptions was applied to repay in full the TW Loans. As a result of the Equity Subscriptions, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company.

•
On August 16, 2012, CET 21, a wholly-owned subsidiary of CME Ltd., issued and sold EUR 70.0 million (approximately US$ 90.5 million) of its 2017 Fixed Rate Notes at an issue price of 108.25% for net proceeds of approximately EUR 73.8 million (approximately US$ 95.4 million) and approximately EUR 1.8 million (approximately US$ 2.3 million) of accrued interest from May 1, 2012. CET 21 used the net proceeds from the 2012 offering to fully repay outstanding amounts under and cancel its five-year CZK 1.5 billion (approximately US$ 85.8 million on the date of repayment) Secured Revolving Credit Facility.

•
On September 7, 2012, we completed the issuance and sale of EUR 104.0 million (approximately US$ 134.5 million) of 2016 Fixed Rate Notes at an issue price of 103.00% for net proceeds of approximately EUR 104.8 million (approximately US$ 135.6 million) and approximately EUR 5.8 million (approximately US$ 7.5 million) of accrued interest from March 15, 2012.

•
On October 7, 2012 we redeemed the remaining EUR 87.5 million (approximately US$ 113.1 million) aggregate principal amount of 2014 Floating Rate Notes outstanding at a price of 100.0%, plus EUR 0.9 million (approximately US$ 1.2 million) of interest payable at redemption, using a portion of the proceeds from the sale of the 2016 Fixed Rate Notes on September 7, 2012.

•
Additionally, on September 7, 2012, we made an irrevocable deposit of US$ 21.0 million with the trustee for the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013.

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

By December 31, 2012, we expect to complete changes to our management structure which were initiated to further our strategy of one content, multiple distribution, and to increase efficiencies in commercial activities. As a result, we anticipate our segment reporting will change to reflect that the first quarter of 2013 will be the first period the businesses are managed under a new structure and presented in results reviewed by the chief operating decision maker to allocate resources and assess performance.

The following analysis contains references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes, that is, changes between the three and nine months ended September 30, 2012 and September 30, 2011.

A summary of our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$115,173	$143,431	(19.7)%	(7.5)%
Media Pro Entertainment	44,759	35,141	27.4%	49.0%
New Media	3,780	3,246	16.5%	34.0%
Intersegment revenues (1)	(23,620)	(16,346)	(44.5)%	(66.6)%
Total Net Revenues	$140,092	$165,472	(15.3)%	(2.2)%

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$444,307	$529,916	(16.2)%	(5.7)%
Media Pro Entertainment	141,619	126,575	11.9%	27.5%
New Media	12,671	10,479	20.9%	36.4%
Intersegment revenues (1)	(79,850)	(79,070)	(1.0)%	(13.9)%
Total Net Revenues	$518,747	$587,900	(11.8)%	(0.5)%

 (1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$8,039	$20,135	(60.1)%	(54.7)%
Media Pro Entertainment	3,415	218	Nm (1)	Nm (1)
New Media	(1,512)	(1,033)	(46.4)%	(70.8)%
Central	(3,956)	(9,726)	59.3%	56.2%
Intersegment elimination	(2,478)	(696)	Nm (1)	Nm (1)
Consolidated OIBDA	$3,508	$8,898	(60.6)%	(52.8)%

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast	$81,399	$122,402	(33.5)%	(24.4)%
Media Pro Entertainment	10,503	1,703	Nm (1)	Nm (1)
New Media	(3,747)	(3,122)	(20.0)%	(32.1)%
Central	(19,228)	(31,969)	39.9%	37.1%
Intersegment elimination	(4,247)	(3,176)	(33.7)%	(56.6)%
Consolidated OIBDA	$64,680	$85,838	(24.6)%	(11.4)%
(1) Number is not meaningful.

Broadcast

Our Broadcast segment comprises our broadcast channel operations in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

After adjusting for inflation, we estimate that GDP in our territories remained unchanged overall during the nine months ended September 30, 2012, and was down from the 2.2% growth rate reported in the first nine months of 2011 following the combination of a slowdown in export growth and ongoing restrictive fiscal measures in some of the countries in our region. Real private consumption is estimated to have declined slightly overall during the nine months ended September 30, 2012. On a constant currency basis, television advertising spending in our markets declined overall by 7% in the nine months ended September 30, 2012, with variances ranging from negative 13% in Croatia to negative 3% in the Slovak Republic. In Croatia, the decline in advertising spending was primarily due to a reduction in spending by advertisers in the telecoms industry, while in the Slovak Republic, television advertising spending benefited from additional advertising spending ahead of parliamentary elections.  A full recovery in our region continues to be hampered by continuing concerns surrounding the levels of European sovereign debt, uncertainty about the future of the Euro and a general lack of confidence about economic growth in our countries. All of these issues are contributing to the reluctance of advertisers to spend.

The following table sets out our estimates of real GDP, real private consumption and television advertising market growth / (decline) in our countries for the nine months ended September 30, 2012:

	For the Nine Months Ended September 30, 2012
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	1.1%	3.1%	(4)%
Croatia	(1.7)%	(1.6)%	(13)%
Czech Republic	(0.9)%	(2.6)%	(6)%
Romania*	0.7%	1.0%	(9)%
Slovak Republic	2.7%	(0.1)%	(3)%
Slovenia	(1.8)%	(1.4)%	(6)%
Total CME Markets	0.1%	(0.6)%	(7)%
* Romania market excludes Moldova.
Source: CME estimates

We are continuing our actions to maintain our leadership in audience and market shares across all of our Broadcast operations, which provide us with a unique competitive advantage and are essential to achieving high operating leverage when our television advertising markets recover. During the nine months ended

Index

September 30, 2012, we launched four new channels, FANDA in the Czech Republic, ACASA GOLD in Romania, DAJTO in Slovakia and BTV LADY in Bulgaria.
The Broadcast segment reported net revenues for the three and nine months ended September 30, 2012 of US$ 115.2 million and US$ 444.3 million compared to US$ 143.4 million and US$ 529.9 million in the same periods in 2011, decreases of 20% and 16%, respectively. On a constant currency basis, net revenues for the three and nine months ended September 30, 2012 decreased 8% and 6%, respectively, compared to the same periods in 2011, broadly in line with the decrease in overall television advertising spending in our region.
During the first nine months of this year, we maintained our overall share of the television advertising markets compared to the same period in 2011 in conditions where our competitors discounted heavily in certain markets.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2012 decreased by 13% and 11% compared to the same periods in 2011. On a constant currency basis, costs for the three and nine months ended September 30, 2012 remained flat compared to the same periods in 2011, reflecting our ability to optimize our costs charged in arriving at OIBDA during the past two financial years, even while launching four new channels. We continue to implement cost efficiencies and we are able to exercise more control over our local content production costs, which represents a large proportion of our programming costs. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.
Our Broadcast segment generated OIBDA of US$ 8.0 million and US$ 81.4 million for the three and nine months ended September 30, 2012 compared to US$ 20.1 million and US$ 122.4 million for the corresponding periods in 2011, decreases of 60% and 34% for the three and nine months ended September 30, 2012, respectively. On a constant currency basis, OIBDA decreased 55% and 24% for the three and nine months ended September 30, 2012, respectively compared to the same periods in 2011.
Our current view of television advertising spending in the fourth quarter of this year indicates that the year-to-date trend of television advertising spending will not improve, with advertisers spending less than their annual commitments. We currently believe that we will maintain our overall share of the television advertising markets for the full year compared to 2011, despite the continuing difficult market conditions. In the fourth quarter of 2012, we currently expect costs to be lower than the corresponding period in 2011.
Our new channel in the Slovak Republic, DAJTO, operates pursuant to a digital license that is valid for an indefinite period. Our new FANDA channel in the Czech Republic now broadcasts pursuant to a satellite license that expires in June 2024 and a national terrestrial license that expires in August 2023, and in Romania the ACASA GOLD channel broadcasts pursuant to a national cable and satellite license that expires in April 2021.  In Bulgaria, it has been announced that the transition to digital broadcasting will commence in March 2013 and the analogue switch-off is expected to occur by September 2013.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment is comprised of production and distribution businesses.

MPE’s revenues predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production and distribution operations. The MPE segment reported net revenues for the three and nine months ended September 30, 2012 of US$ 44.8 million and US$ 141.6 million, respectively, compared to US$ 35.1 million and US$ 126.6 million for the same periods in 2011, increases of 27% and 12%, respectively. On a constant currency basis, net revenues increased by 49% and 28% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

We generated approximately US$ 21.8 million (49% of total MPE segment revenues) and US$ 64.2 million (45% of total MPE revenues) of our revenues from third parties during the three and nine months ended September 30, 2012 respectively, compared to US$ 19.1 million (54% of total MPE segment revenues) and US$ 48.4 million (38% of total MPE segment revenues) during the corresponding periods in 2011. The increase in our revenues and the increase in the proportion of our third party revenues primarily reflects our acquisition of Bontonfilm in the second quarter of 2011.

The Media Pro Entertainment segment generated OIBDA of US$ 3.4 million and US$ 10.5 million during the three and nine months ended September 30, 2012, respectively compared to US$ 0.2 million and US$ 1.7 million in the corresponding periods of 2011, increasing by US$ 3.2 million and US$ 8.8 million, respectively. On a constant currency basis, OIBDA increased US$ 3.2 million and US$ 9.0 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

For the three and nine months ended September 30, 2012, we delivered 205 hours and 715 hours of fiction programming to our Broadcast operations, compared to 109 hours and 641 hours for the same periods in 2011. This programming comprised telenovellas, soap opera shows and comedy series such as 'Lara's Choice' in Croatia, ‘The Street’ and 'Gympl' in the Czech Republic, and 'Las Fierbinti' in Romania; and drama series such as ‘Rose Garden Clinic’ in the Czech Republic and the Slovak Republic and 'Bet With Life' in Romania.

We delivered a total of 376 hours and 1,207 hours of reality and entertainment programming to our Broadcast operations during the three and nine months ended September 30, 2012 compared to 256 hours and 994 hours for the same periods in 2011, with shows such as 'The Voice' and 'Master Chef' in Romania, 'X Factor' in Slovenia, 'The Voice' and 'Wife Swap' in the Czech and Slovak Republics and 'The Farm' and 'Come Dine with Me' in the Slovak Republic.

The hours delivered by our production operations for the three and nine months ended September 30, 2012 reflects the demand from our Broadcast operations.

Following the integration of Bontonfilm, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania. During the nine months ended September 30, 2012, our theatrical distribution units in the Czech and Slovak Republics remained the market leaders with an estimated 44% market share and Romania maintained its strong position, achieving a market share of 26%. Our home video distribution units maintained their leadership positions, with an estimated 62% market share in Romania and an estimated market share of 45% in the Czech and Slovak Republics. In Hungary we maintained our market share on theatrical distribution in the first nine months of 2012.

The evolution in MPE confirms our commitment to invest in our local content as the core of our business model and the performance of our production and distribution businesses reflect the growing importance of locally-generated content in our markets. MPE is well positioned to develop, produce and distribute our content, presenting us with significant opportunities in the future that will increasingly place a premium on content distributed in new and emerging distribution platforms, supporting our strategy of one content, multiple distribution. While we continue to believe that local programming content is critical to CME's audience

Index

generation, we monitor our production costs to ensure that the associated costs are at an optimal level. Furthermore, we remain focused on increasing our third party revenues across all of our MPE operations.

New Media

Our New Media segment comprises a distribution (Voyo) and internet content business in each of our markets.

During the nine months ended September 30, 2012, we completed the introduction of Voyo, our subscription video-on-demand distribution service, into all of our territories. Voyo delivers premium, locally-produced content as well as many local and foreign feature films. Following our actions to improve the library of available content and to increase distribution, we reached 79,000 subscriptions as at September 30, 2012, an increase from 20,000 subscriptions as at December 31, 2011. We believe that Voyo is now the leading video-on-demand distribution platform in the region, based on the number of subscribers.

Our internet content business comprises a website portfolio in each of our markets that distributes locally-produced content and operates as an efficient marketing tool for our Broadcast operations. We currently operate over 75 websites and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and the number of advertising clients and as a result, to outperform the local internet advertising market growth. We recently launched a series of products for smart phones and tablets as part of our strategy to increase the time our users spend consuming content that we deliver. During the nine months ended September 30, 2012, we increased the number of average daily non-duplicated unique visitors by 15% year-on-year in the countries in which we operate.

On a constant currency basis, internet advertising spending in our markets increased by 1% overall in the nine months ended September 30, 2012, with variances ranging from negative 26% in Croatia to positive 10% in the Slovak Republic. The decline of the internet advertising spending in Croatia largely reflects the decline in spending by advertisers in the telecoms industry which also affected the television advertising market in the nine months ended September 30, 2012.

The following table sets out our estimates of internet advertising market growth / (decline) in our countries for the nine months ended September 30, 2012.

Country	For the Nine Months Ended September 30, 2012
Bulgaria	3%
Croatia	(26)%
Czech Republic	2%
Romania*	8%
Slovak Republic	10%
Slovenia	7%
Total CME Markets	1%
* Romania market excludes Moldova.
Source: CME estimates

Our New Media segment reported net revenues for the three and nine months ended September 30, 2012 of US$ 3.8 million and US$ 12.7 million compared to US$ 3.2 million and US$ 10.5 million in the same periods in 2011, increases of 17% and 21%, respectively. On a constant currency basis, net revenues for the three and nine months ended September 30, 2012 increased 34% and 36% compared to the same periods in 2011. We reported OIBDA losses for the three and nine months ended September 30, 2012 of US$ 1.5 million and US$ 3.7 million compared to losses of US$ 1.0 million and US$ 3.1 million in the same periods in 2011. On a constant currency basis, OIBDA loss increased US$ 0.6 million and US$ 0.9 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Internet broadband penetration and internet usage continues to show promising signs of growth in 2012 but remains low in most of our markets in comparison to Western European and U.S. markets. We are confident that our actions that led to the current audience and advertising revenue growth in the nine months ended September 30, 2012 will enable us to continue to outperform the internet advertising markets in our operating territories in 2012. We believe that we will benefit from the shift of advertising spending from print and other media to our New Media and Broadcast operations, and that Voyo will be a key factor in building the paid content market in our territories.

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

Index

IV. Analysis of the Results of Operations and Financial Position

IV (a) Net Revenues for the three and nine months ended September 30, 2012 and 2011.

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$14,836	$17,360	(14.5)%	(3.5)%
Croatia	9,009	9,959	(9.5)%	2.3%
Czech Republic	42,933	55,279	(22.3)%	(10.3)%
Romania	24,535	31,056	(21.0)%	(5.4)%
Slovak Republic	14,746	18,204	(19.0)%	(9.2)%
Slovenia	9,114	11,573	(21.2)%	(11.7)%
Total Broadcast	115,173	143,431	(19.7)%	(7.5)%
Media Pro Entertainment	44,759	35,141	27.4%	49.0%
New Media	3,780	3,246	16.5%	34.0%
Elimination	(23,620)	(16,346)	(44.5)%	(66.6)%
Total Net Revenues	$140,092	$165,472	(15.3)%	(2.2)%

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$55,734	$63,359	(12.0)%	(3.3)%
Croatia	36,196	42,449	(14.7)%	(5.0)%
Czech Republic	161,017	195,653	(17.7)%	(6.9)%
Romania	92,051	112,425	(18.1)%	(5.0)%
Slovak Republic	56,417	67,139	(16.0)%	(7.5)%
Slovenia	42,892	48,891	(12.3)%	(3.6)%
Total Broadcast	444,307	529,916	(16.2)%	(5.7)%
Media Pro Entertainment	141,619	126,575	11.9%	27.5%
New Media	12,671	10,479	20.9%	36.4%
Elimination	(79,850)	(79,070)	(1.0)%	(13.9)%
Total Net Revenues	$518,747	$587,900	(11.8)%	(0.5)%

Our Broadcast segment reported revenues US$ 115.2 million and US$ 444.3 million in the three and nine months ended September 30, 2012, representing decreases of 20% and 16%, respectively, compared to the same periods in 2011. On a constant currency basis, we experienced decreases in revenues for the three and nine months ended September 30, 2012 of 8% and 6%, respectively, broadly in line with the decline in television advertising spending in our markets.

Our Media Pro Entertainment segment reported revenues of US$ 44.8 million and US$ 141.6 million in the three and nine months ended September 30, 2012, representing increases of 27% and 12%, respectively compared to the same periods in 2011. Revenues increased by 49% and 28% on a constant currency basis in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting the acquisition of Bontonfilm in the second quarter of 2011.

Our New Media segment reported revenues of US$ 3.8 million and US$ 12.7 million in the three and nine months ended September 30, 2012, representing increases of 17% and 21%, respectively, compared to the same periods in 2011. On a constant currency basis, revenues increased by 34% and 36% in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting the initial benefits associated with the launch of Voyo in all our territories.

Index

IV (b) Cost of Revenues for the three and nine months ended September 30, 2012 and 2011.

	Cost of Revenues
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating costs	$42,937	$34,545	24.3%	43.7%
Cost of programming	76,964	94,983	(19.0)%	(6.3)%
Depreciation of property, plant and equipment	11,233	13,075	(14.1)%	(0.2)%
Amortization of broadcast licenses and other intangibles	10,198	7,957	28.2%	48.5%
Total Cost of Revenues	$141,332	$150,560	(6.1)%	8.6%

	Cost of Revenues
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating costs	$114,152	$102,736	11.1%	24.7%
Cost of programming	271,830	313,744	(13.4)%	(2.6)%
Depreciation of property, plant and equipment	32,175	40,985	(21.5)%	(11.7)%
Amortization of broadcast licenses and other intangibles	35,396	23,393	51.3%	69.4%
Total Cost of Revenues	$453,553	$480,858	(5.7)%	6.0%

Cost of revenues: Our total cost of revenues for the three and nine months ended September 30, 2012 decreased by US$ 9.2 million and US$ 27.3 million, or 6% and 6%, compared to the corresponding periods in 2011. On a constant currency basis, our total cost of revenues increased by 9% and 6% for the respective periods, reflecting decreases in the cost of programming and depreciation of property, plant and equipment offset by increases in operating costs and increases in the amortization of broadcast licenses and other intangibles following the revision of our estimate of the remaining useful life of certain of our broadcast licenses as of January 1, 2012 (see Item 1, Note 3, "Goodwill and Intangible Assets").

	OPERATING COSTS
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$4,954	$4,499	10.1%	24.7%
Croatia	2,335	2,833	(17.6)%	(5.9)%
Czech Republic	5,791	9,315	(37.8)%	(27.9)%
Romania	4,118	5,191	(20.7)%	(4.4)%
Slovak Republic	4,202	4,710	(10.8)%	1.1%
Slovenia	3,100	3,356	(7.6)%	4.1%
Total Broadcast	24,500	29,904	(18.1)%	(5.5)%
Media Pro Entertainment	17,513	3,500	Nm (1)	Nm (1)
New Media	1,640	1,141	43.7%	65.7%
Elimination	(716)	—	Nm (1)	Nm (1)
Total Operating Costs	$42,937	$34,545	24.3%	43.7%
(1) Number is not meaningful.

Index

	OPERATING COSTS
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$14,106	$13,210	6.8%	17.4%
Croatia	7,229	8,544	(15.4)%	(5.3)%
Czech Republic	18,260	27,221	(32.9)%	(24.2)%
Romania	12,651	15,543	(18.6)%	(6.1)%
Slovak Republic	14,103	15,921	(11.4)%	(2.7)%
Slovenia	8,470	8,520	(0.6)%	9.2%
Total Broadcast	74,819	88,959	(15.9)%	(5.8)%
Media Pro Entertainment	36,487	10,305	Nm (1)	Nm (1)
New Media	4,771	3,472	37.4%	53.9%
Elimination	(1,925)	—	Nm (1)	Nm (1)
Total Operating Costs	$114,152	$102,736	11.1%	24.7%
(1) Number is not meaningful.

Operating costs: Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) for the three and nine months ended September 30, 2012 increased by US$ 8.4 million and US$ 11.4 million, or 24% and 11%, compared to the same periods in 2011. On a constant currency basis, operating costs increased by 44% and 25%, for the three and nine months ended September 30, 2012 compared to the same periods in 2011, as a decrease in transmission and staff-related costs in our Broadcast operations, was more than offset by new channel launches, higher costs associated with third party revenues in MPE following the acquisition of Bontonfilm and with the launch of Voyo in our New Media division.

	COST OF PROGRAMMING
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$8,570	$11,412	(24.9)%	(15.0)%
Croatia	6,121	7,686	(20.4)%	(9.8)%
Czech Republic	21,918	20,868	5.0%	22.3%
Romania	15,593	18,341	(15.0)%	2.1%
Slovak Republic	12,139	12,529	(3.1)%	9.2%
Slovenia	6,749	7,301	(7.6)%	4.6%
Total Broadcast	71,090	78,137	(9.0)%	5.1%
Media Pro Entertainment	23,240	29,885	(22.2)%	(10.2)%
New Media	2,764	2,233	23.8%	42.5%
Elimination	(20,130)	(15,272)	(31.8)%	(51.5)%
Total Cost of Programming	$76,964	$94,983	(19.0)%	(6.3)%

Index

	COST OF PROGRAMMING
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$34,131	$38,311	(10.9)%	(2.1)%
Croatia	21,337	28,934	(26.3)%	(18.0)%
Czech Republic	67,013	69,379	(3.4)%	9.2%
Romania	61,166	70,113	(12.8)%	1.1%
Slovak Republic	38,476	42,900	(10.3)%	(1.5)%
Slovenia	24,530	25,315	(3.1)%	6.6%
Total Broadcast	246,653	274,952	(10.3)%	0.7%
Media Pro Entertainment	88,916	107,325	(17.2)%	(6.6)%
New Media	8,396	6,676	25.8%	41.0%
Elimination	(72,135)	(75,209)	4.1%	(8.0)%
Total Cost of Programming	$271,830	$313,744	(13.4)%	(2.6)%

Cost of programming: Programming costs (including production costs and amortization of programming rights) decreased by US$ 18.0 million and US$ 41.9 million, or 19% and 13%, during the three and nine months ended September 30, 2012 compared to the same periods in 2011. On a constant currency basis, the decreases of 6% and 3% for the three and nine months ended September 30, 2012 reflects our ability to exercise more control over our local content production costs, which represents a large proportion of our programming costs. We increased the investment in our programming schedules to maintain our audience leadership in some of our territories where competition has been intense and we intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs. Programming costs in our New Media division include the costs associated with providing content for the launch of Voyo. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change is a lower amortization charge of approximately US$ 3.8 million for the nine months ended September 30, 2012 (see Item 1, Note 5, "Program Rights").

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three and nine months ended September 30, 2012 decreased by US$ 1.8 million and US$ 8.8 million, or 14% and 22%. On a constant currency basis, depreciation decreased 0% and 12%, reflecting a decrease in capital expenditures in recent years.

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased by US$ 2.2 million and US$ 12.0 million during the three and nine months ended September 30, 2012, or 28% and 51%, compared to the same periods in 2011. On a constant currency basis, the increase of 49% and 69% reflects additional amortization of broadcast licenses due to the change in the remaining estimated useful life of our broadcast licenses in Bulgaria, Romania and Slovenia. The impact of this change in estimates is a higher amortization charge amounting to approximately US$ 5.1 million and US$ 14.6 million for the three and nine months ended September 30, 2012, compared to the corresponding periods of 2011 (see Item 1, Note 3, "Goodwill and Intangible Assets").

Index

IV (c) Selling, General and Administrative Expenses for the three and nine months ended September 30, 2012 and 2011.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$277	$2,164	(87.2)%	(85.5)%
Croatia	1,329	1,400	(5.1)%	7.4%
Czech Republic	4,198	4,019	4.5%	21.5%
Romania	2,527	2,899	(12.8)%	4.3%
Slovak Republic	1,716	2,512	(31.7)%	(22.6)%
Slovenia	778	1,288	(39.6)%	(31.5)%
Divisional operating costs	719	972	Nm (1))%	(15.2)%
Total Broadcast	11,544	15,254	(24.3)%	(12.7)%
Media Pro Entertainment	1,069	2,256	(52.6)%	(43.0)%
New Media	888	903	(1.7)%	14.3%
Central	3,956	9,839	(59.8)%	(57.2)%
Elimination	(296)	(430)	Nm (1)%	20.6%
Total Selling, General and Administrative Expenses	$17,161	$27,822	(38.3)%	(30.7)%

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Broadcast:
Bulgaria	$4,104	$6,624	(38.0)%	(32.9)%
Croatia	3,461	4,110	(15.8)%	(6.9)%
Czech Republic	13,149	11,463	14.7%	28.7%
Romania	8,863	9,398	(5.7)%	8.7%
Slovak Republic	5,616	6,634	(15.3)%	(7.2)%
Slovenia	2,887	3,659	(21.1)%	(13.0)%
Divisional operating costs	3,356	1,717	95.5%	120.2%
Total Broadcast	41,436	43,605	(5.0)%	6.0%
Media Pro Entertainment	7,727	9,543	(19.0)%	(6.1)%
New Media	3,251	3,454	(5.9)%	5.4%
Central	19,377	32,316	(40.0)%	(37.3)%
Elimination	(1,543)	(774)	(99.4)%	(130.0)%
Total Selling, General and Administrative Expenses	$70,248	$88,144	(20.3)%	(12.9)%

Selling, general and administrative expenses decreased by US$ 10.7 million and US$ 17.9 million during the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to a reduction in staff-related expenses.

Central costs decreased by US$ 5.9 million and US$ 12.9 million, or 60% and 40% during the three and nine months ended September 30, 2012 compared to the same periods in 2011, reflecting a reduction in staff-related expenses following redeployment of central headcount into operational positions and lower compensation expenses. Central costs for the nine months ended September 30, 2012 include a charge of US$ 3.2 million in respect of non-cash stock-based compensation, a decrease of US$ 1.4 million compared to the same period in 2011 (see Item 1, Note 14, “Stock-Based Compensation”).

Index

IV (d) Operating (loss) / income for the three and nine months ended September 30, 2012 and 2011.

	Operating Loss
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating loss	$(18,401)	$(12,910)	(42.5)%	(62.0)%

	Operating (Loss) / Income
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2012	2011	% Act	% Lfl
Operating (loss) / income	$(5,054)	$18,898	Nm (1)	Nm (1)
(1) Number is not meaningful.

The operating loss for the three months ended September 30, 2012 increased by US$ 5.5 million compared to the same period in 2011 and the operating loss for the nine months ended September 30, 2012 was US$ 5.1 million compared to operating income of US$ 18.9 million the same period in 2011, as a result of the decrease in net revenues and the increase in operating costs. Excluding the impact of the change in estimates related to broadcast licenses (see Item 1, Note 3, "Goodwill and Intangible Assets"), our operating loss for the three months ended September 30, 2012 would have been approximately US$ 13.3 million and our operating income for the nine months ended September 30, 2012 would have been US$ 9.5 million.

Our operating margin was (13)% and (1)% during the three and nine months ended September 30, 2012, compared to (8)% and 3% for the same periods in 2011.

Index

IV (e) Other income / (expense) items for the three and nine months ended September 30, 2012 and 2011.

	Other Income / (Expense)
	For the Three Months Ended September 30, (US$ 000's)
	2012	2011	% Act
Interest income	$213	$639	(66.7)%
Interest expense	(32,492)	(35,162)	7.6%
Foreign currency exchange gain / (loss), net	16,755	(45,919)	Nm (1)
Change in fair value of derivatives	559	3,479	Nm (1)
Other income	108	33	Nm (1)
Credit for income taxes	621	7,644	(91.9)%
Net loss attributable to noncontrolling interests	588	122	Nm (1)
Currency translation adjustment, net	41,246	(108,686)	Nm (1)
(1) Number is not meaningful.

	Other Income / (Expense)
	For the Nine Months Ended September 30, (US$ 000's)
	2012	2011	% Act
Interest income	$598	$2,404	(75.1)%
Interest expense	(94,997)	(128,958)	26.3%
Foreign currency exchange (loss) / gain, net	(163)	1,452	Nm (1)
Change in fair value of derivatives	48,884	4,600	Nm (1)
Other income / (expense)	159	(769)	Nm (1)
Credit / (provision) for income taxes	7,264	(6)	Nm (1)
Net loss attributable to noncontrolling interests	1,824	159	Nm (1)
Currency translation adjustment, net	9,784	22,560	Nm (1)
(1) Number is not meaningful.

Interest income for the nine months ended September 30, 2012 decreased by US$ 1.8 million compared to the same period in 2011, primarily as a result of lower average cash balances.

Interest expense for the nine months ended September 30, 2012 decreased by US$ 34.0 million compared to the same period in 2011, primarily due to the loss on extinguishment of debt recorded during the nine months ended September 30, 2011. The repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes during the nine months ended September 30, 2012 resulted in a net gain on extinguishment (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements" and Note 13, "Interest Expense").

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

During the nine months ended September 30, 2012, we recognized a net loss of US$ 0.2 million, comprised of transaction losses of US$ 1.3 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 8.4 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2012 and September 30, 2012, and transaction losses of US$ 7.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

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

Change in fair value of derivatives: During the nine months ended September 30, 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 25.0 million related to the derivative for Option Shares with TW Investor. We also recognized a gain of US$ 0.4 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006. See Item 1, Note 11, “Financial Instruments and Fair Value Measurements”. The currency swap terminated on April 15, 2012, and the forward sale was completed on June 15, 2012, so there will be no further impact on earnings from these instruments. We exercised the Company Option on June 27, 2012, and the transaction settled on July 3, 2012. The fair value of the derivative for Option Shares on July 3, 2012, was US$ 30.0 million. The difference of US$ 0.5 million from the fair value at June 30, 2012, was recognized as a derivative gain in the condensed consolidated statement of operations and other comprehensive income for the three months ended September 30, 2012. There will be no impact on earnings from this instrument subsequent to July 3, 2012.

Index

During the nine months ended September 30, 2011 we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.2 million as a result of the change in fair value of the call option entered into in connection with the restructuring of the Pro.BG business. We also recognized a gain of US$ 4.3 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.

Other income / (expense): We recognized other income of US$ 0.2 million during the nine months ended September 30, 2012 compared to other expenses of US$ 0.8 million in the nine months ended September 30, 2011.

Credit / (provision) for income taxes: The credit for income taxes during the nine months ended September 30, 2012 of US$ 7.3 million reflects the value of tax losses that we expect to realize in future periods. The reduction in income tax expense from the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012 reflects a change in the profit mix across jurisdictions.  During the nine months ended September 30, 2012, losses were higher in those jurisdictions in which the tax benefit was not reduced by a valuation allowance.  Other jurisdictions have a full valuation allowance or do not have income tax.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Croatia.

Net loss attributable to noncontrolling interests: During the nine months ended September 30, 2012, the loss of US$ 1.8 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in the Bulgaria Broadcast reporting unit. During the nine months ended September 30, 2011, the loss of US$ 0.2 million primarily reflected the noncontrolling interest portion of losses in a MPE production and film entity, which offset the noncontrolling interest portion of income generated by the bTV group.

Currency translation adjustment, net:  The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statement of operations.

The dollar appreciated against the functional currencies of our operations during the nine months ended September 30, 2012. In the nine months ended September 30, 2012, we recognized a gain of US$ 9.8 million on the revaluation of our net investments in subsidiaries compared to a gain of US$ 22.6 million for the same period in 2011.

The following table illustrates the amount by which the exchange rate between the dollar and the functional currencies of our operations moved between January 1 and September 30 in 2012 and 2011, respectively:

	For the Nine Months Ended September 30,
	2012	2011
Bulgarian Lev	0%	(2)%
Croatian Kuna	(1)%	0%
Czech Koruna	(3)%	(2)%
Euro	0%	(1)%
New Romanian Lei	5%	0%

The dollar was mixed against the functional currencies of our operations between January 1 and September 30, 2012, and was, on average, stronger than it was during the same period in 2011.  The following table illustrates the change in the average exchange rates between the dollar and the functional currencies of our operations for the nine months ended September 30, 2012 compared to 2011.

Change in Average Rates
Bulgarian Lev	10%
Croatian Kuna	11%
Czech Koruna	13%
Euro	10%
New Romanian Lei	16%

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

Index

The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the nine months ended September 30, 2012 and 2011.

Percent Change During the Nine Months Ended September 30, 2012

Percent Change During the Nine Months Ended September 30, 2011

Index

IV (f) Condensed consolidated balance sheet as at September 30, 2012 and December 31, 2011.

	Summarized Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2012	December 31, 2011	Movement
Current assets	$592,097	$538,289	10.0%
Non-current assets	2,162,761	2,143,480	0.9%
Current liabilities	280,656	255,575	9.8%
Non-current liabilities	1,359,745	1,408,252	(3.4)%
CME Ltd. shareholders’ equity	1,100,415	1,001,692	9.9%
Noncontrolling interests in consolidated subsidiaries	14,042	16,250	(13.6)%

Current assets:  Current assets at September 30, 2012 increased by US$ 53.8 million compared to December 31, 2011, primarily as a result of the increase in restricted cash deposited with the trustee of the 2013 Convertible Notes and 2014 Floating Rate Notes for settlement of the notes at maturity and redemption, respectively.

Non-current assets:  Non-current assets at September 30, 2012 increased by US$ 19.3 million compared to December 31, 2011, primarily due to an increase in program rights as well as the impact of currency translation adjustments on certain of our goodwill and intangible assets, partially offset by amortization of intangible assets and depreciation of property, plant and equipment.

Current liabilities:  Current liabilities at September 30, 2012 increased by US$ 25.1 million compared to December 31, 2011, primarily as a result of the inclusion of our 2013 Convertible Notes, which are due in March 2013 (and funds for the repayment of which have been irrevocably deposited in escrow), and an increase in deferred revenues.

Non-current liabilities:  Non-current liabilities at September 30, 2012 decreased by US$ 48.5 million compared to December 31, 2011, primarily as a result of the repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements") and the presentation of the remaining 2013 Convertible Notes in current liabilities. The remaining US$ 113.1 million of 2014 Floating Rate Notes included in long-term debt and other financing arrangements at September 30, 2012 were redeemed and canceled on October 7, 2012.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased by US$ 98.7 million compared to December 31, 2011, primarily due to the issuance of 12.8 million shares of our Class A common stock to TW Investor and RSL Capital LLC and the issuance of one Preferred Share convertible into 11.2 million shares of our Class A common stock to TW Investor (see Item 1, Note 12, "Equity").  There was also an increase in accumulated other comprehensive income of US$ 9.7 million due to the overall impact of the appreciation of the dollar on our foreign currency denominated assets. This was partially offset by a net loss of US$ 41.5 million for the nine months ended September 30, 2012. We recognized a stock-based compensation charge of US$ 3.2 million during 2012.

Noncontrolling interests in consolidated subsidiaries:  Noncontrolling interests in consolidated subsidiaries at September 30, 2012 decreased US$ 2.2 million compared to December 31, 2011, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

V. Liquidity and Capital Resources

V (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 60.7 million during the nine months ended September 30, 2012. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2012	2011
Net cash (used in) / generated from operating activities	$(56,900)	$17,246
Net cash used in investing activities	(21,081)	(30,078)
Net cash provided by / (used in) financing activities	14,633	(64,667)
Impact of exchange rate fluctuations on cash	2,620	866
Net decrease in cash and cash equivalents	$(60,728)	$(76,633)

Operating Activities

Cash used in operations during the nine months ended September 30, 2012 was US$ 56.9 million, compared to cash generated in the nine months ended September 30, 2011 of US$ 17.2 million, due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and higher payments for foreign programming and local production. Our positive free cash flow in the prior year also benefited from an advance collection program for customers that were granted discounts to pay much earlier than our normal terms which we have not repeated. We paid interest of US$ 83.9 million on our Senior Notes, Convertible Notes and credit facilities during the nine months ended September 30, 2012 compared to US$ 90.4 million during the same period in 2011.

Investing Activities

Our investing cash flows in the nine months ended September 30, 2012 primarily comprised US$ 21.4 million relating to capital expenditures. Our investing cash flows in the nine months ended September 30, 2011 primarily comprised US$ 21.9 million relating to capital expenditures and net cash paid for Bontonfilm of US$ 8.0 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2012 was US$ 14.6 million compared to cash used of US$ 64.7 million for the same period of 2011. The amount of net cash provided by financing activities in the nine months ended September 30, 2012 reflected proceeds from the issuance of unregistered shares (see Item 1, Note 12, "Equity") and issuance of additional Senior Notes, partially offset by payments made for purchases of our 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 1, Note 4, "Long-Term Debt and Other Financing Arrangements"), as well as the increase in restricted cash deposited with the trustee of the 2013 Convertible Notes and 2014 Floating Rate Notes for settlement of the notes at maturity and redemption, respectively. The amount of net cash used in the nine months ended September 30, 2011 reflects cash paid in connection with the exchange of 2013 Convertible Notes and the repurchase of a portion of the 2016 Fixed Rate Notes and the 2013 Convertible Notes.

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

Index

V (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at September 30, 2012 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal (1)	$1,193,599	$244	$708	$880,155	$312,492
Long-Term Debt – principal payable from restricted cash	133,785	133,785	—	—	—
Long-Term Debt – interest (2)	487,048	119,446	225,840	127,797	13,965
Unconditional Purchase Obligations	364,756	148,212	154,241	59,486	2,817
Operating Leases	20,878	4,644	5,727	2,924	7,583
Capital Lease Obligations	4,732	1,314	1,624	918	876
Other Long-Term Obligations	74,431	22,842	34,055	16,315	1,219
Total Contractual Obligations	$2,279,229	$430,487	$422,195	$1,087,595	$338,952

(1) Maturities of principal exclude the 2014 Floating Rate Notes, which were redeemed on October 7, 2012 (see Item 1, Note 20, "Subsequent Events") and the 2013 Convertible Notes for which we have irrevocably deposited US$ 21.0 million in escrow with the trustee of the 2013 Convertible Notes (see Item 1, Note 7, "Other Assets"). The principal amount of the 2014 Floating Rate Notes and 2013 Convertible Notes outstanding as at September 30, 2012 have been separately presented in this table as Long-Term Debt – principal payable from restricted cash.

(2) The amounts presented exclude interest on the 2014 Floating Rate Notes, which were redeemed on October 7, 2012 (see Item 1, Note 20, "Subsequent Events") and the 2013 Convertible Notes for which we have irrevocably deposited US$ 21.0 million in escrow, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013. (see Item 1, Note 7, "Other Assets").

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 4, “Long-Term Debt and Other Financing Arrangements”. Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at September 30, 2012.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments.  At September 30, 2012, we had commitments in respect of future programming of US$ 358.3 million. This includes contracts signed with license periods starting after September 30, 2012.

Other Long-Term Obligations

Other long-term obligations include US$ 74.1 million of digital transmission commitments and US$ 0.3 million related to an interest rate swap (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 1, Note 17, “Commitments and Contingencies”.

Other

Top Tone Media Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation. The closing of this transaction has not yet occurred because the purchaser financing is still pending.

During the third quarter, considerable progress was made towards agreeing with the tax authorities the tax losses available to the Company's main Netherlands holding company.  As a result it is reasonably possible that in the next 12 months $25.5 million of the $25.7 million provision for unrecognized tax benefits as at September 30, 2012 will be applied against the deferred tax asset attributable to these tax losses.  As the deferred tax assets in the Netherlands holding company are subject to a full valuation allowance, settlement is not expected to impact cash flows or the consolidated statement of operations and comprehensive income.

V (d) Cash Outlook

Historically, our operations have generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined. While cash flows from operating activities were positive in the nine months ended September 30, 2011, they were US$ (56.9) million for the nine months ended September 30, 2012 due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and higher payments for foreign programming and local production. As at September 30, 2012, we had US$ 125.7 million of cash and cash equivalents.
During 2012 the demand for television advertising has declined across our markets. Since the beginning of the fourth quarter, we have experienced a significant decline in the demand for television advertising across our markets compared to our previous expectations, with a number of advertisers indicating that they no

Index

longer intend to honor previous spending commitments. In addition, we expect increases in our net investment in programming (the difference between cash paid for programming and the amortization expense recognized) and our investments in locally-produced programming. As a result, we have reduced our forecasts of cash flows from operating activities for the fourth quarter, traditionally the most significant quarter for television advertising, and this reduction exceeds the improvements in liquidity delivered by our recent refinancing actions. Our current forecast of free cash flow (cash flow from operating activities less net capital expenditures) for the full year is now US$ (70) million to US$ (90) million. The nearest principal repayment obligation on the Company's long-term debt is November 2015.
We continue to take steps to conserve cash. These steps have included targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. In addition, we are exploring further options to improve our liquidity, including new equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we have been in contact with Time Warner regarding its possible participation in a public or private equity offering. We are also in the early stages of evaluating the potential for asset sales as well as other measures to further optimize or restructure our cost base.
There can be no assurances that our overall financial performance will improve or that the steps outlined above will be successful. Without such improvement, we will have difficulties attracting equity investors. Under our indentures we are able to borrow only limited additional funds, either at the parent or subsidiary level. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, working capital management initiatives, and planned asset sales, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months, although we have little margin for error in our twelve-month cash flow projections. If there is not a sustained recovery in the television advertising market, we are unsuccessful in securing additional equity financing, cannot sell assets, or are unable to renegotiate supplier credit terms, we are likely to be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Credit ratings and future debt issuances

Our corporate credit is rated B3 with positive outlook by Moody's and B- with the stable outlook by S&P. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 125.0 million of cash in our Restricted Subsidiaries. We may not be able to meet this liquidity parameter in the next twelve months if market conditions in the territories in which we operate do not improve, in which case it is likely that the rating agencies will downgrade us.  The availability of additional liquidity is dependent upon new equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers, as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise only a limited amount of additional debt but there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 7.7 times at September 30, 2012 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities) (“LTM OIBDA”). As at September 30, 2012, our total gross debt of US$ 1,198.2 million, excluding the principal amount of funds irrevocably deposited with the trustees of the 2014 Floating Rate Notes and 2013 Convertible Notes to repurchase those notes, was the sum of the remaining Senior Notes, the 2015 Convertible Notes, other credit facilities and obligations under capital leases, and the liabilities under our interest rate swap agreement as disclosed in our condensed consolidated financial statements. Our LTM OIBDA was US$ 154.8 million and the ratio of gross debt less cash to LTM OIBDA was 6.9 at September 30, 2012, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by trailing twelve months OIBDA. The ratio of net debt to trailing twelve months OIBDA was 7.4 as at September 30, 2012.

Unrestricted and Restricted Subsidiaries

For the purposes of the indentures governing the Senior Notes, the calculation of the Coverage Ratio includes only entities that are “Restricted Subsidiaries.” Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio. As at September 30, 2012, our Unrestricted Subsidiaries consist of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V., the entity that funded these operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support. As at September 30, 2012, there was US$ 1.2 million of cash remaining in the Unrestricted Subsidiaries. There is no requirement to maintain a minimum cash balance in any of our Unrestricted Subsidiaries and we may choose to transfer the remaining funds to our Restricted Subsidiaries at any time.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and CSAS expiring in April 2013 to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”). We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

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

During the last annual impairment review completed in the fourth quarter of 2011, we determined that the fair value of each reporting unit that was not impaired as of December 31, 2011 was substantially in excess of its carrying value. We further determined that a 10% adverse change in the most significant assumptions used in the performance of the annual goodwill impairment test would not cause the Broadcast reporting units that were not impaired to fail Step 1 of the goodwill impairment test. Despite the continuing uncertainty in the markets in which we operate, we determined that no event occurred which more likely than not reduced the fair value of our reporting units with goodwill below their carrying value during the period ended September 30, 2012.

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

To the extent that the economic uncertainty our markets have experienced thus far in 2012 persists into the last quarter of the year and causes us to make downward revisions in our cash flow forecasts used for purposes of the annual goodwill impairment test that will be performed in the fourth quarter of 2012, when compared to the previous annual test, this may require us to perform the second step of the impairment test. If trends in our advertising markets that emerged at the beginning of the fourth quarter of 2012 continue, it is possible that impairment charges, which may be material, will be required following the annual goodwill impairment test. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets."

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates.  We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk Management

Although our functional currency is the dollar, we conduct business in a number of foreign currencies and our Senior Notes are denominated in Euros.  As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries.  In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.

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

As at September 30, 2012, approximately 9% of the carrying value of our debt provides for interest at a spread above a base rate of EURIBOR , which mitigates the impact of an increase in interbank rates on our overall debt. This variable rate debt was redeemed on October 7, 2012.

Interest Rate Table as at September 30, 2012

Expected Maturity Dates	2012	2013	2014	2015	2016	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	—	478,600	240,000
Average interest rate (%)	—	—	—	—	11.63%	9.00%
Variable rate	—	—	87,500 (2)	—	—	—
Average interest rate (%)	—	—	2.60%	—	—	—

Total debt in US$ (000's)
Fixed rate	—	20,647 (1)	—	261,034	—	—
Average interest rate (%)	—	3.50%	—	5.00%	—	—

(1) As at September 30, 2012, we had US$ 20.6 million in principal amount of 2013 Convertible Notes due for payment on March 15, 2013. We have irrevocably deposited US$ 21.0 million with the trustee of the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013 (see Item 1, Note 7, "Other Assets").

(2) As at September 30, 2012 we had EUR 87.5 million in principal amount of 2014 Floating Rate Notes due for payment on May 15, 2014. The 2014 Floating Rate Notes were redeemed on October 7, 2012 (see Item 1, Note 20, "Subsequent Events").

Variable Interest Rate Sensitivity as at September 30, 2012

As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements," the amounts outstanding under Secured Revolving Facility were repaid on August 16, 2012, and as discussed above, the 2014 Floating Rate Notes were redeemed on October 7, 2012.

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet appealed this decision on September 17, 2012. In addition, on September 28, 2012 VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We do not believe that it is likely that we will be required to make any further payment.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising then at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they have weakened again during the first nine months of 2012 due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the euro as a common currency and the growth prospects of major emerging market and developed market economies globally. As a result, the economic conditions of our operating countries remain challenging. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the short‑ and long-term stability of the euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. The departure of a country from the euro or the dissolution of the euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

We face severe liquidity constraints and will likely require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.
As at September 30, 2012, we had US$ 125.7 million of cash and cash equivalents; cash used in operating activities was US$ 56.9 million for the nine months ended September 30, 2012. Since the beginning of the fourth quarter, we have experienced a significant decline in the demand for television advertising across our markets compared to our previous expectations, with a number of advertisers indicating that they no longer intend to honor previous spending commitments. As a result, we have reduced our forecasts of cash flows from operating activities for the fourth quarter and our current forecast of free cash flow (cash flow from operating activities less net capital expenditures) for the full year 2012 is US$ (70) million to US$ (90) million. In the absence of a sustained recovery in the television advertising markets in our regions, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources to fund our debt service and other obligations as they became due. Under our indentures we are able to borrow only limited additional funds and therefore we are exploring other options to improve our liquidity, including equity financings, sales of assets and the renegotiation of payment obligations with a number of major suppliers. In addition, we are taking further steps to optimize costs. There can be no assurances that our overall financial performance will improve, that the steps outlined above will be successful in improving our liquidity or that there will not be other unanticipated developments that have a negative impact on our liquidity. If there is not a sustained recovery in the television advertising market, if we are unable to secure additional equity financing or sell assets on acceptable terms, or we are unable to renegotiate payment terms with key suppliers, we are likely to be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels' technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we can sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Our ability to maintain audience ratings and to generate gross rating points, the main unit of sales, also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, discounting of the price of television advertising in our markets and competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.
Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the Senior Notes and Convertible Notes. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the Senior Notes and Convertible Notes in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. In addition, the covenants contained in the indentures governing the Senior Notes restrict the manner and extent to which we can provide financial support to certain subsidiaries. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Our corporate credit is currently rated as B3 with a positive outlook and the 2017 Fixed Rate Notes as rated Ba3 by Moody's Investors Services. Our corporate credit is currently rated B- with a stable outlook, the 2016 Fixed Rate Notes are rated CCC+ and the 2017 Fixed Rate Notes are rated B-, by Standard & Poor's. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies very closely and have made liquidity, and the key ratios associated with it, such as gross leverage ratio, a particular priority. We may not be able to operate with sufficient liquidity in the next twelve months to maintain our current ratings if market conditions in our operating territories do not improve, if we do not raise additional equity or if we are not able to complete other measures to optimize cash. Our recent repurchase of a portion of our outstanding indebtedness through equity financings from existing shareholders has resulted in an improvement of our balance sheet and the refinancing of certain indebtedness has improved our maturity profile. However, we still may be subject to potential further downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, indefinite‑lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite‑lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, indefinite‑lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information in respect of calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize impairment charges in later periods. If trends that have emerged in our television advertising markets at the beginning of the fourth quarter of 2012 continue, it is possible that impairment charges, which may be material, will be required following the annual test that will be performed in the fourth quarter of 2012.

Index

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2016 Fixed Rate Notes and the Convertible Notes, we pledged all of the shares in CME NV, and substantially all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for the notes. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21's assets, including shares of CME Slovak Holdings B.V. and ownership interests in Media Pro Pictures s.r.o. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes, the secured parties under such indentures would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the other Senior Notes or the Convertible Notes, including the shares and business of CET 21. Any such event would have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. In the third quarter of 2012, we successfully completed previously announced transactions to repurchase approximately US$184.8 million aggregate principal amount of certain of our outstanding indebtedness and refinanced the 2013 Convertible Notes and the 2014 Floating Rate Notes. Nonetheless, we still have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015.
In addition, following the termination of the Irrevocable Voting Deed and Proxy dated May 18, 2009 among an affiliate of Time Warner, Ronald Lauder and certain of his affiliates and us (the “voting agreement”), which is expected to occur in May 2013, Time Warner would no longer be subject to an agreement not to own more than 49.9% of our voting securities. The acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The Senior Notes are denominated in euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of these notes. Furthermore, continuing instability in the Eurozone may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues or the Senior Notes into dollars due to movements in exchange rates between the euro (which has suffered significant depreciation against the U.S. dollar in recent months), the currencies of our local operations and the U.S. dollar. We may experience significant gains and losses on the translation of our revenues or the Senior Notes into U.S. dollars due to movements in exchange rates between the euro, applicable local currency and the U.S. dollar, which may have a material adverse effect on our financial position, results of operations and cash flows.
Risks relating to our operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels at the same time as our revenues from advertising has declined. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming. Any increase in programming costs or write‑downs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
If we acquire new businesses, their integration into our existing operations poses significant risks, including:

•	additional demands placed on our senior management, who are also responsible for managing our existing operations;

•	increased overall operating complexity of our businesses, requiring greater personnel and other resources;

•	difficulties in expanding beyond our core expertise in the event that we acquires ancillary businesses;

•	significant initial cash expenditures to acquire and integrate new businesses; and

•	in the event that debt is incurred to finance acquisitions, additional debt service costs related thereto as well as limitations that may arise under the indentures governing the Senior Notes.
To manage our growth effectively and achieve pre-acquisition performance objectives, we would need to integrate new acquisitions into our existing businesses, implement financial and management controls and produce required financial statements for those operations. The integration of new businesses may also be difficult due to differing cultures, languages or management styles, poor internal controls and an inability to establish control over cash flows. If any acquisition and integration is not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position, results of operations and cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected cash flows and profit margins.
Our businesses are vulnerable to significant changes in technology that could adversely affect us.
The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as DTT broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New technologies that enable viewers to choose when and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.
The transition to digital television broadcasting may require substantial additional investments and the effectiveness of such investments is uncertain.
Countries in which we have operations are migrating from analog terrestrial broadcasting to DTT broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. The migration to digital broadcasting in Bulgaria is expected to be completed in 2013 and in Romania, which is in the initial stages of migration, completion is expected by 2015. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required in those countries that have not completed the digital switchover. Our operations may be required to make substantial investment and commit substantial other resources to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.
We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arm's‑length transactions.
In certain of our markets, the officers, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media‑related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm's‑length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the Senior Notes. Any related party transaction that is entered into on terms that are not arm's‑length may result in a negative impact on our financial position, results of operations and cash flows.

Index

Our broadcasting licenses may not be renewed and may be subject to revocation.
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our broadcasting licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods and our remaining broadcasting licenses expire at various times through 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.
Our revenue‑generating operations are located in Central and Eastern Europe. These markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations. The loss of a material business would have an adverse impact on our financial position, results of operations and cash flows.
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

As at October 29, 2012, we had a total of 2.2 million options to purchase Class A common stock outstanding, 0.1 million options to purchase shares of Class B common stock outstanding and 600,000 nonvested restricted stock units outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky. Adrian Sarbu beneficially owns 2,443,867 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,566 unrestricted shares of Class A common stock. Ronald Lauder beneficially owns 3,016,936 unrestricted shares of Class A common stock and an additional 2,000,000 unregistered shares of Class A common stock for which he has registration rights. An affiliate of Time Warner holds 32,898,443 unregistered shares of Class A common stock and one share of Series A convertible preferred stock, which is convertible into 11,211,449 shares of Class A common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2014, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, we are exploring the possibility of new equity financings to improve our liquidity. We cannot predict what effect, if any, an issuance of shares of our Class A common stock, or the entry into trading of previously issued unregistered or restricted shares of Class A common stock, will have on the market price of our shares. If more shares of common stock are issued, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.

Index

The interests of our controlling shareholders may conflict with the interests of other shareholders.

Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 56.3% of our outstanding common stock and an affiliate of Time Warner holds a 49.9% economic interest in us. The majority of Mr. Lauder's voting power is attributable to the voting agreement whereby Mr. Lauder is entitled to vote all 32,898,443 shares of Class A common stock and one share of Series A convertible preferred stock (which is entitled to one vote for each of the 11,211,449 shares of Class A common stock into which it is convertible) beneficially owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement. Notwithstanding the foregoing, Time Warner reserves the right to vote certain shares in any transaction that would result in a change of control of CME. Because of this voting power, Mr. Lauder is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. On the termination of the voting agreement, which is expected to occur in May 2013, Time Warner will be able to exercise the full voting power of its 49.9% interest in us. In certain circumstances, the interests of Mr. Lauder or Time Warner, as our controlling shareholders, could be in conflict with the interests of minority shareholders.

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

Date: October 31, 2012	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

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