Form 10-K
period 2012-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2013-02-27
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Index

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price of US$ 5.07 of the registrant's Class A Common Stock, as reported by the Nasdaq Global Select Market on June 29, 2012) was US$ 183.2 million.

Number of shares of Class A Common Stock outstanding as of February 20, 2013: 77,185,129

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2013 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-K

For the year ended December 31, 2012

Index

Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei, all references to “UAH” are to Ukrainian hryvnia, and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2012 used in this report are BGN/US$ 1.48; HRK/US$ 5.72; CZK/US$ 19.06; RON/US$ 3.36; and EUR/US$ 0.76.

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.5% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and Central European Media Enterprises Ltd. ("CME Ltd.") and our wholly-owned subsidiaries Central European Media Enterprises N.V. ("CME NV"), CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors. The term "TW Loans" refers to amounts drawn under the Term Loan Facilities Credit Agreement dated April 30, 2012 with Time Warner Inc. ("Time Warner"). The term “Preferred Share” refers to the one share of our Series A Convertible Preferred Stock, par value US$ 0.08 per share, held by Time Warner Media Holdings B.V. (“TW Investor”). The term "Equity Commitment Agreement" refers to the Subscription and Equity Commitment Agreement by and between TW Investor and the Company, dated as of April 30, 2012.

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our ability to access external sources of capital in light of our current severe liquidity constraints; decreases in TV advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations restrict our business; our success in implementing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Index

PART I

ITEM 1. BUSINESS

CME is a media and entertainment company operating leading broadcast, content and new media businesses in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. During the year ended December 31, 2012, we managed our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment, our production and distribution business, and New Media. These operating segments reflect how CME's operations were managed and the structure of our internal financial reporting.

CME-produced content is critical to maintaining our leadership positions in our broadcasting operations and expanding our new media operations. We have concentrated our creative resources to develop some of the most popular original content in our markets for distribution across the entire spectrum of existing and emerging platforms to bring greater diversification of revenues. Content is a core asset and ownership of it is the cornerstone of our strategy to monetize our content across multiple distribution platforms.

Starting in the first quarter of 2013, the Broadcast, Media Pro Entertainment and New Media operating segments have been reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. Operating our businesses through these geographic segments will enable us to better execute our strategy of distributing our content on multiple distribution platforms and devices in a number of windows in each market. As a result, from January 1, 2013 we will change our segment reporting to reflect the way the businesses are now managed and presented in results reviewed by the chief operating decision maker when allocating resources and assessing performance.

General market information

We operate mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. All of these countries are members of the European Union (the “EU”) except for Croatia, which is an accession candidate country and expected to become a full member in July 2013. These emerging economies have adopted Western-style democratic forms of government within the last twenty-five years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our countries converge with more developed nations and their economic and commercial infrastructures continue to develop, the business risks of operating in these countries will continue to decline. We also have broadcast operations in Moldova and content distribution operations in Hungary. Our operations in these countries are immaterial in comparison with our other operations.

The following table shows the per capita nominal gross domestic product (“GDP”) (i.e. not adjusted for inflation) for the markets of Central and Eastern Europe in which we operate and for a combined group of developed markets comprised of Austria, France, Germany, Spain, the United Kingdom and the United States (collectively, the “developed markets”). GDP is a measure of economic activity and represents the estimated total value of final goods and services produced by a country in a specified period. Comparative period amounts have been adjusted to present GDP at constant exchange rates.

Nominal GDP per capita US$	2012	2011	2010	2009	2008	2007	2006	2005
CME markets	$12,543	$12,204	$11,610	$11,277	$11,685	$10,518	$9,271	$8,305
Growth rate	3%	5%	3%	(3)%	11%	13%	12%	10%
Developed markets	$45,016	$43,925	$42,594	$41,303	$42,679	$42,132	$40,406	$38,533
Growth rate	2%	3%	3%	(3)%	1%	4%	5%	5%
Source: International Monetary Fund ("IMF"), CME estimates

The following table shows the ratio of per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of nominal GDP at PPP per capita	2012	2011	2010	2009	2008	2007	2006	2005
CME markets as a % of developed markets	43%	43%	43%	43%	44%	41%	39%	37%
Source: IMF, CME estimates

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

The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2012	2011	2010	2009	2008	2007	2006	2005
CME markets	$35	$39	$39	$41	$56	$51	$45	$39
Growth rate	(9)%	(2)%	(5)%	(26)%	10%	13%	16%	11%
Developed markets	$379	$373	$365	$358	$392	$405	$399	$378
Growth rate	2%	2%	2%	(9)%	(3)%	2%	5%	4%
Source: CME estimates, Group M, IMF

Index

The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was converging until 2008 and had risen to a weighted average level in our markets of 0.48% in 2008 compared to 0.92% in the developed markets. Due to the protracted period of advertising market decline since 2008, the weighted average advertising intensity in CME markets fell to 0.28% in 2012 compared to 0.84% in developed markets, which is a further decrease from 2011 where ad intensity was 0.32% and 0.85%, respectively. We expect advertising intensity to begin converging again when our markets recover, at growth rates that are higher than the developed markets. Furthermore, we expect the rate of increase to be greater in the first years of economic recovery as our markets resume growth from a lower base.

The convergence of advertising intensity is driven by several factors, including the introduction of premium products into the market by new or existing advertisers aiming to capture increased consumer disposable income. In the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spend. In the markets in which we operate, basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues.

The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2012:

Mix of advertised products	CME markets	Developed markets
Premium	32%	63%
Basic	65%	32%
Other	3%	5%
Source: CME estimates, Group M

Similar to the trends described above, the proportion of premium goods advertised in our markets gradually increased over time through 2008. During the prolonged period of TV advertising spend decline in our markets since 2008, we have seen a decrease in the proportion of advertising revenues from premium products caused by a weakening of consumer demand for such products in the recessionary period. When our markets return to growth, we expect to see the historic trend of increased advertising of premium products to resume.

The following table shows TV advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates.

TV advertising spend per capita US$	2012	2011	2010	2009	2008	2007	2006	2005
CME markets	$19	$20	$20	$21	$28	$25	$21	$18
Growth rate	(6)%	0%	(4)%	(24)%	13%	17%	17%	13%
Developed markets	$144	$142	$139	$133	$144	$146	$148	$140
Growth rate	2%	2%	5%	(8)%	(1)%	(2)%	6%	1%
Source: CME estimates, Group M, IMF

The preceding tables indicate that TV advertising spend per capita in our markets grew at a faster rate than in developed markets prior to 2008, but declined at a slower rate than total advertising spend per capita during the recent prolonged period of advertising market decline. This is because TV advertising spend has grown as a percentage of total advertising spend in our markets, as shown below. Furthermore, since television was commercialized in our markets at the same time as other forms of media, TV advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers and magazines and radio were established as advertising media well before the advent of television.

The following tables show TV and internet advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising spend as a % of total advertising spend	2012	2011	2010	2009	2008	2007	2006	2005
CME markets	53%	52%	50%	49%	50%	49%	47%	48%
Developed markets	38%	38%	38%	37%	37%	36%	37%	37%
Source: Group M

Internet advertising spend as a % of total advertising spend	2012	2011	2010	2009	2008	2007	2006	2005
CME markets	13%	11%	10%	9%	7%	6%	5%	4%
Developed markets	24%	22%	20%	19%	15%	13%	10%	8%
Source: Group M

As shown above, both TV and internet advertising have grown overall at the expense of print and radio advertising in our markets during the last eight years. We believe that this trend will continue because of the greater reach and better measurement capabilities of TV and internet advertising, which make these mediums more effective to advertisers compared to print and radio. Television and the internet are especially attractive to advertisers because they deliver high reach at low cost compared to other forms of media. The internet is also attractive because of its highly effective measurement capabilities.

Index

In summary, as our markets recover we expect the economies of the countries in which we operate to resume their convergence with more developed markets, particularly Western Europe, resulting in higher growth of GDP per capita in our markets compared to that of the developed countries. We expect advertising intensity in our markets to also return to a pattern of convergence and reach its high of 0.49% prior to 2008 and beyond in the next few years. Furthermore, we expect TV and internet advertising spend to continue to grow in relation to total advertising spend, resulting in significantly higher TV and internet advertising spend growth in our markets compared to the developed markets.

BROADCAST

Our Broadcast segment consists of 36 television channels reaching an aggregate of approximately 50 million people primarily in six countries.

In Bulgaria, we operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY, a female-oriented cable channel that was launched on January 28, 2012. We also operate several radio channels.

In Croatia, we operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

In the Czech Republic, we operate one general entertainment channel, TV NOVA (Czech Republic), and six other channels, NOVA CINEMA, NOVA SPORT, MTV CZECH, FANDA, a male-oriented channel that was launched on July 14, 2012, SMICHOV, a comedy channel that was launched on December 23, 2012 and TELKA, which was launched on February 22, 2013.

In Romania, we operate two general entertainment channels, PRO TV and ACASA, and six other channels, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA GOLD, a female-oriented cable channel that was launched on April 15, 2012.

In the Slovak Republic, we operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), a female-oriented channel, DAJTO, a male-oriented channel that was launched on August 20, 2012, and FOOOR, a comedy channel that was launched on February 25, 2013.

In Slovenia, we operate two general entertainment channels, POP TV and KANAL A, and POP NON STOP, a subscription package of six channels which includes POP KINO, POP KINO2, POP BRIO, POP FANI, POP OTO and POP SPOT.

Our strategy for our Broadcast segment is to maintain and increase our audience leadership in each of our markets in order to pursue sales strategies designed to maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels with broad appeal.

Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.

As the distribution platforms in our region develop and become more diversified, our television channels and content will reach viewers through new distribution offerings, such as internet TV and smart devices.

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

Audience Share and Ratings

The tables below provide a country-by-country comparison of all day and prime time audience shares for 2012 in the target demographic of each of our leading channels to the primary channels of our main competitors.

Audience share represents the share attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Audience share and ratings information are measured in each market by international measurement agencies using peoplemeters, which quantify audiences for different demographics and subgeographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers.

Index

Bulgaria

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(18-49)	BTV	CME	32.6%	39.3%
	NOVA TV	MTG	15.3%	16.4%
	BNT 1	Public television	6.2%	7.6%

Source: GARB

The combined all day and prime time audience shares of our Bulgaria Broadcast operations in 2012 was 39.1% and 44.6%, respectively.

Croatia

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(18-54)	Nova TV (Croatia)	CME	23.1%	29.4%
	RTL	RTL	19.2%	21.8%
	HTV 1	Public television	15.8%	11.9%

Source: AGB Nielsen Media Research

Excluding NOVA WORLD, the combined all day and prime time audience shares of our Croatia Broadcast operations in 2012 was 27.9% and 33.5%, respectively.

Czech Republic

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(15-54)	TV NOVA (Czech Republic)	CME	27.3%	31.9%
	Prima Family	MTG	15.5%	16.3%
	CT 1	Public television	12.9%	13.8%

Source: ATO- Mediaresearch

Excluding MTV CZECH, NOVA SPORT and SMICHOV, the combined all day and prime time audience shares of our Czech Republic Broadcast operations in 2012 was 33.8% and 38.3% respectively.

Romania

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(18-49 Urban)	PRO TV	CME	16.8%	20.9%
	Antena 1	Intact group	12.2%	12.0%
	Prima TV	ProSiebenSat1 Media Group	4.1%	5.6%
	TVR 1	Public television	2.7%	3.0%

Source: Kantar Media

Excluding PRO TV INTERNATIONAL and PRO TV CHISINAU, the combined all day and prime time audience shares of our Romania Broadcast operations in 2012 was 23.6% and 29.0%, respectively.

Index

Slovak Republic

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(12-54)	TV MARKIZA	CME	26.2%	28.1%
	TV JOJ	J&T Media Enterprises	21.8%	25.5%
	STV 1	Public Television	6.5%	6.6%

Source: PMT / TNS SK

The combined all day and prime time audience shares of our Slovak Republic Broadcast operations in 2012 was 32.4% and 35.2%, respectively.

Slovenia

Target Demographic	Main Television Channels	Ownership	All day audience share (2012)	Prime time audience share (2012)

(18-49)	POP TV	CME	24.7%	34.0%
	SLO 1	Public Television	10.8%	13.0%

Source: AGB Nielsen Media Research

The combined all day and prime time audience shares of our Slovenia Broadcast operations in 2012 was 40.4% and 50.1%, respectively.

Sales

We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on our television channels.

Our main unit of inventory is the commercial gross rating point (“GRP”), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. The price per GRP varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Our larger advertising customers generally enter into annual contracts and set the pricing for a committed volume of GRPs.

Our sales strategy is to maximize the monetization of our inventory by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues in the market compared to the total television advertising market.

We operate our Broadcast segment based on a business model of audience leadership, control of our content and strong brands. These solid pillars are critical to converting our leading audience shares into strong revenues, especially when our markets return to growth.

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

Programming and Advertising Regulation

All of the countries in which we operate are member states of the EU with the exception of Croatia, and our broadcast operations in such countries are subject to relevant EU legislation relating to media. Croatia is a candidate for EU accession and is expected to join the EU in July 2013.

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

Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and childrens' programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both publicly and privately owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, regulations on medical products advertising and regulations on advertising targeted at children or during childrens' programming. In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming. These channels must ensure that 50.0% of a channel's total annual broadcast time consists of EU- or locally-produced programming and 12% of such broadcast time consists of programming produced by independent producers in the EU. News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.

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

Index

Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20.0% of their total daily broadcast time. Since January 2013, the public broadcaster STV, which is financed through a compulsory license fee, can broadcast advertising for up to 0.5% of its total broadcast time (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. STV is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m.

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

The transition to digital terrestrial broadcasting in each jurisdiction in which we operate generally follows similar stages, although the approach being applied is not uniform. Typically, legislation governing the transition to digital broadcasting is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. Generally, the legislation relating to the digital transition provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued. Our markets are in different stages in the digitalization process. Croatia, Slovenia, the Slovak Republic and the Czech Republic have each completed the analog switch-off. In Bulgaria the transition to digital broadcasting will commence in March 2013 with the analog switch-off occurring in September 2013. In Romania the transition to digital broadcasting has not yet commenced, however the country expects completion to occur in 2015. Please see below for more detailed information on licenses for our channels.

Bulgaria: BTV operates pursuant to a national programming license issued by the Council for Electronic Media, the Bulgarian Media Council, and broadcasts pursuant to a national analog broadcasting permit that will expire at the time of the analog switch-off. BTV also has a must-carry digital terrestrial license that expires in July 2024. BTV ACTION (formerly PRO.BG) broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a must-carry digital terrestrial license that expires in January 2025. BTV CINEMA, BTV COMEDY and RING.BG each broadcast pursuant to a national cable registration that is valid for an indefinite time period. RING.BG also has a digital terrestrial license that expires in June 2025. BTV LADY, which was launched in January 2012, broadcasts pursuant to a national cable registration that is valid for an indefinite time period.

Croatia: NOVA TV (Croatia) broadcasts pursuant to a national terrestrial license granted by the Croatian Media Council, the Electronic Media Council, which expires in April 2025. DOMA (Croatia) broadcasts pursuant to a national terrestrial license that expires in January 2026.

Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020, and MTV CZECH broadcasts pursuant to a satellite license that expires in October 2021. FANDA broadcasts pursuant to a satellite license that expires in June 2024 and a national terrestrial license that expires in August 2023. SMICHOV broadcasts pursuant to a national terrestrial license that expires in December 2024. TELKA broadcasts pursuant to a national terrestrial license that expires February 2025.

Romania: PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by the Romanian Media Council, the National Audio-Visual Council. PRO TV also broadcasts using a national satellite license. Our other Romanian channels (ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national satellite license. Licenses for our Romanian operations expire on dates ranging from April 2013 to July 2021 and are renewed routinely upon application to the Romanian Media Council. From 2009, the Romanian Media Council may only extend the validity of an analog terrestrial license until the date of the digital switchover, which is expected to occur in 2015. PRO TV and SPORT.RO also broadcast in high-definition pursuant to experimental terrestrial licenses that are valid until the digital switchover. ACASA broadcasts in high-definition pursuant to a written consent from the Media Council and ACASA GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO TV Chisinau Moldova broadcasts pursuant to an analog license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in September 2015.

Index

Slovak Republic: TV MARKIZA broadcasts pursuant to a national digital license granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period. DOMA (Slovak Republic), DAJTO and FOOOR each broadcast pursuant to national digital licenses that are valid for an indefinite period.

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

Delivering content that consistently generates high audience shares is crucial to maintaining the success of our broadcast operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and which reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful in prime time and supporting market-leading channels. Maintaining a regular stream of local content at the lowest possible cost is operationally important over the long-term, and gives us the opportunity to accomplish this goal.

The fragmentation of distribution platforms presents new possibilities to diversify revenues from the current model, where the value of content is predominantly realized through advertising revenues on traditional linear broadcasts, to new sources of revenues such as pay TV, video-on-demand, direct downloads, international sales, and home video exploitation.

We are well positioned to exploit these opportunities. We have created a fully integrated production business that allows us to develop, produce and distribute content to maximize revenues under the new model and provides several key advantages to enable us to maintain a high output of quality content.

Media Pro Entertainment is organized into two businesses:

Production: This business includes the fiction and reality and entertainment reporting unit and the production services reporting unit, which together provide the assets and expertise to develop and produce a range of fiction, reality and entertainment programming and films, using both licensed formats as well as original formats.

Our business model enables us to produce across many countries and gives us the scale to deliver a large volume of quality content to our broadcasters at the lowest possible cost. Our position in the market enables us to produce content that may be easily adapted for use across several markets and in many revenue-generating windows. The result is lower overall costs to our broadcasters without compromising high production values while also allowing us to generate higher margin revenues from the exploitation of our produced content in other ways, such as the sale of finished content and formats internationally and commissioned productions. We expect that we will continue to mostly produce shows for our own broadcasters.

Our production services operations, including studio spaces, set design and construction, camera, lighting, grip equipment, visual effects, costumes and post production services, allow us to achieve cost efficiencies. In most of our markets we own or lease all, or substantially all, of the facilities and assets necessary for production. This base of assets and professional expertise can be pooled in order to maximize asset usage and take best advantage of price arbitrage opportunities between territories. In addition, our operations in Romania also act as full scale production services providers to local and international production markets which generate additional third party revenues.

Distribution: This business acquires rights to international film and television content across our region and distributes them both to third party clients and to our broadcast operations and also sells finished content and formats developed by our fiction and reality and entertainment production operations to third parties. Input from our distribution business throughout the creative process enables us to maximize the attractiveness of our produced content in international markets.

Our distribution operations are also able to generate third-party revenue by distributing content through the theatrical and home video operations. MPE owns and operates eleven cinema screens in Romania. In addition, our home video distribution business sells DVD and Blu-ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties.

In total, the MPE segment currently generates slightly more than half of its revenues from sales to our Broadcast segment. For that reason, the financial results of the segment are largely dependent on the performance of television advertising markets.

Index

NEW MEDIA

We currently own and operate over 70 websites across our markets and we have launched our video-on-demand service, Voyo, with two principal objectives: to build a strong online vehicle for distributing popular content and to operate an efficient marketing tool for our Broadcast segment. The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere and building a series of portals, ranging from general information to news, sports or niche websites. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

During 2012, we focused on the build-out of Voyo, our content aggregation and distribution platform that offers consumers transactional and subscription content. We operate Voyo in each of our territories and we aim to improve the library of available content and to increase distribution. As it has already exceeded 100,000 subscribers, we believe that Voyo will greatly enhance our reach and allows us to further monetize our audience in each country through paid online content.

In addition, we improved the core products of our New Media portfolio: news portals, niche websites and television-related websites. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues as well as improve the number of advertising clients and consequently, to outperform the local internet advertising market growth. We recently launched a series of products for smart devices as part of our strategy to increase the time our users spend consuming content that we deliver. During 2012 we increased the average number of monthly visitors by 16%, and the average daily non-duplicated unique visitors by 14%, year-on-year.

We aim to become one of the top three local new media players in each of our broadcast countries in terms of audience, an achievement that we have already accomplished in Slovenia and Romania. According to local monitoring services, the largest players in our markets are local portals with a full-scale portfolio of online products from email and news to niche websites, search engines and news sites operated by publishing houses with a strong print presence.

OTHER INFORMATION

Employees

As of December 31, 2012, we had a total of approximately 4,500 employees (including contractors). None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

CME Ltd. was incorporated in 1994 under the laws of Bermuda. Our registered offices are located at O'Hara House, 3 Bermudiana Road, Hamilton HM 08, Bermuda, and our telephone number is +1-441-296-1431. Communications can also be sent c/o CME Media Services Ltd. at Krizeneckeho nam. 1078/5, 152 00 Praha 5, Czech Republic, telephone number +420-242-465-525. CME's Class A common stock is listed on the NASDAQ Global Select Market and the Prague Stock Exchange under the ticker symbol “CETV”.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising then at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they weakened again during 2012 due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. As a result, the economic conditions of our operating countries remain challenging. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the short‑ and long-term stability of the Euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. The departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We face severe liquidity constraints and may require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.
As at December 31, 2012, we had US$ 140.4 million of cash and cash equivalents; cash used in operating activities was US$ 30.0 million for the year ended December 31, 2012. The demand for television advertising declined across our markets and a recovery in the fourth quarter of 2012 that we expected earlier in 2012 did not occur because advertisers did not honor previous spending commitments. As a result, our outlook for future periods became less certain and we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods. In addition, our cash flow may be further negatively impacted if payments for foreign programming, including to a related party supplier, cannot be rescheduled or deferred. In the absence of a sustained recovery in the television advertising markets in our region, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources to fund our debt service and other obligations as they become due. Under our indentures we are able to borrow only limited additional funds and therefore we are exploring other options to improve our liquidity, including new equity financings, asset sales and the continuing renegotiation of payment obligations with a number of major suppliers. In addition, we are evaluating further measures to optimize or restructure our cost base. There can be no assurances that our overall financial performance will improve, that the steps outlined above will be successful in improving our liquidity or that there will not be other unanticipated developments that have a negative impact on our liquidity. If there is not a sustained recovery in the television advertising market over the medium-term, if we are unable to secure additional equity financing or sell assets on acceptable terms, or we are unable to renegotiate payment terms with key suppliers, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels' technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we can sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Advertising spending may also be affected by the expansion of distribution platforms and changing preferences in how and when people view content and the accompanying advertising. Our ability to maintain audience ratings and to generate gross rating points, the main unit of sales, also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, discounting of the price of television advertising in our markets and competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Index

We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams as well as enhancing revenues generated from broadcast advertising, which is how we currently generate the substantial majority of our revenues. These include increasing subscriber fees from cable and direct-to-home ("DTH") operators for carriage of our channels and subscription revenues from our subscription TV and video-on-demand ("VOD") offerings. In addition, we have implemented changes to our broadcast advertising sales policies that are designed to boost revenues and to support increases in advertising prices across our markets. The implementation of certain of these strategies, such as changes to carriage fee arrangements and changes to our sales policies, may be regarded as disruptive by our clients or platform operators and initially have a negative impact on our financial position if they withdraw advertising or refuse to carry our channels. If we are ineffective in diversifying our revenue streams, our profitability will continue to be dependent primarily on advertising revenues from our broadcast operations, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that any of these initiatives will be successful and this may have an adverse impact on our results of operations and cash flows.
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
Our corporate credit is currently rated as B3 with a negative outlook and the 2017 Fixed Rate Notes are rated Ba3 by Moody's Investors Services. Our corporate credit is currently rated CCC+ with a negative outlook, the 2016 Fixed Rate Notes are rated CCC and the 2017 Fixed Rate Notes are rated CCC+ by Standard & Poor's. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies now monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. We may not be able to operate with sufficient liquidity in the next twelve months to maintain our current ratings if market conditions in our operating territories do not improve, if we do not raise additional equity or if we are not able to complete other measures to optimize costs. Our repurchase in 2012 of a portion of our outstanding indebtedness through equity financings from existing shareholders resulted in an improvement of our balance sheet and the refinancing of certain indebtedness has improved our maturity profile. However, we still may be subject to potential further downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, indefinite‑lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite‑lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite‑lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We recorded an impairment charge of US$ 522.5 million in respect of goodwill, tangible and intangible assets in the Bulgaria, Czech Republic, Romania and Slovak Republic Broadcast reporting units during the three months ended December 31, 2012 as a result of significant downward revisions in our estimates of the cash flows our operations will generate in future periods. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods.
Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments, as reflected by the change in our reporting segments starting January 1, 2013 (see Part II, Item 8, Note 18 "Segment Data"). In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. Such events could result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2016 Fixed Rate Notes and the Convertible Notes, we pledged all of the shares in CME NV and substantially all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for the notes. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21's assets, including shares of CME Slovak Holdings B.V. and ownership interests in Media Pro Pictures s.r.o. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes, the secured parties under such indentures would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the other Senior Notes or the Convertible Notes, including the shares and business of CET 21. Any such event would have a material adverse effect on our financial position, results of operations and cash flows.

Index

We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. In the third quarter of 2012, we successfully completed transactions to repurchase approximately US$184.8 million aggregate principal amount of certain of our outstanding indebtedness and refinanced the 2013 Convertible Notes and the 2014 Floating Rate Notes. Nonetheless, we still have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015.
In addition, following the termination of the Irrevocable Voting Deed and Proxy dated May 18, 2009 among an affiliate of Time Warner, Ronald Lauder and certain of his affiliates and us (the “voting agreement”), which is expected to occur in May 2013, Time Warner would no longer be subject to an agreement not to own more than 49.9% of our voting securities. The acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to repurchase or refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels at the same time as our revenues from advertising has declined. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming. Any increase in programming costs or write‑downs could have a material adverse effect on our financial condition, results of operations and cash flows.
Our operating results are dependent on the importance of television as an advertising medium.
We generate most of our revenues from the sale of advertising airtime on television channels in our markets. Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending as a component of total advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.
Our businesses are vulnerable to significant changes in technology that could adversely affect us.
The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial television ("DTT") broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences and the methods for the distribution, storage and consumption of content. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New business initiatives of ours to expand our distribution capabilities to adapt to changing patterns of consumption of content may not be embraced by consumers and therefore may not develop into profitable business models. New technologies that enable viewers to choose when, how, where and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue

Index

as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.
Piracy of our content may decrease revenues we can earn from our content and adversely impact our business and profitability.

Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video streaming sites, increasing the threat of online transmission of our content without consent. The proliferation of such sites broadcasting pirated content could result in a reduction of revenues that we receive from the legitimate sale and distribution of our content, including revenues generated by Voyo, our subscription VOD service and other revenue streams. Protection of our intellectual property is dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.

We rely on network and information systems and other technology that may be subject to disruption or misuse, which could harm our business or our reputation.

We make extensive use of network and information systems and other technologies, included those related to our internal network management as well as our New Media operations. These systems are central to many of our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, malicious activities or other security breaches could result in a disruption or degradation of our services, the loss of information or the improper disclosure of personal data. The occurrence of any of these events could negatively impact our business by requiring us to expend resources to remedy such a security breach or by harming our reputation. In addition, improper disclosure of personal data could subject us to liability under laws that protect personal data in the countries in which we operate. The development and maintenance of systems to prevent these events from occurring requires ongoing monitoring and updating as efforts to overcome security measures become more sophisticated. As technologies evolve, we will need to expend additional resources to protect our technology and information systems, which could have an adverse impact on our results of operations.

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
Countries in which we have operations are migrating from analog terrestrial broadcasting to DTT broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. The migration to digital broadcasting in Bulgaria is expected to be completed in September 2013 and in Romania, which is in the initial stages of migration, completion is expected by 2015. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required in those countries that have not completed the digital switchover. Our operations may be required to make substantial investment and commit substantial other resources to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.
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

Index

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
Our revenue‑generating operations are located in Central and Eastern Europe where we must comply with various regulatory obligations related to our businesses, including in respect of broadcasting and competition. We believe that we are in compliance with all our regulatory obligations in all material respects but it is not possible to predict how regulatory authorities or courts that have been or may be asked to resolve any allegations or claims will decide such issues. Our markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations. The loss of a material business would have an adverse impact on our financial position, results of operations and cash flows.
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

As at February 20, 2013, we had a total of 2.2 million options to purchase Class A common stock outstanding, 0.1 million options to purchase shares of Class B common stock outstanding and 584,000 nonvested restricted stock units outstanding. In 2007 we issued 1,275,227 unregistered shares of Class A common stock to Igor Kolomoisky. Adrian Sarbu beneficially owns 2,443,867 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. An affiliate of Apax Partners holds 3,168,566 unrestricted shares of Class A common stock. Ronald Lauder beneficially owns 3,016,936 unrestricted shares of Class A common stock and an additional 2,000,000 unregistered shares of Class A common stock for which he has registration rights. An affiliate of Time Warner holds 32,898,443 unregistered shares of Class A common stock and one share of Series A convertible preferred stock, which is convertible into 11,211,449 shares of Class A common stock.  Time Warner has registration rights with respect to a significant majority of its shares of Class A

Index

common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2014, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, we are exploring the possibility of new equity financings to improve our liquidity. We cannot predict what effect, if any, an issuance of shares of our Class A common stock, or the entry into trading of previously issued unregistered or restricted shares of Class A common stock, will have on the market price of our shares. If more shares of common stock are issued, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.

The interests of our controlling shareholders may conflict with the interests of other shareholders.

Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 56.3% of our outstanding common stock and an affiliate of Time Warner holds a 49.9% economic interest in us. The majority of Mr. Lauder's voting power is attributable to the voting agreement whereby Mr. Lauder is generally entitled to vote all 32,898,443 shares of Class A common stock and one share of Series A convertible preferred stock (which is entitled to one vote for each of the 11,211,449 shares of Class A common stock into which it is convertible) beneficially owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement. On the termination of the voting agreement, which is expected to occur in May 2013, Time Warner will be able to exercise the full voting power of its 49.9% interest in us. Prior to the expiration of the voting agreement, Mr. Lauder is, and after its expiration Time Warner will be, in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of CME common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Mr. Lauder or Time Warner, as controlling shareholders could be in conflict with the interests of minority shareholders.

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

Location	Property	Use

Hamilton, Bermuda	Leased office	Registered office, corporate
Amsterdam, The Netherlands	Leased office	Corporate office, corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Prague, Czech Republic	Owned and leased buildings	Administrative center, corporate; Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Broadcast, Media Pro Entertainment and New Media Segments)

For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, III, "Liquidity and Capital Resources."

Index

ITEM 3. Legal Proceedings

General

While we are, from time to time, a party to litigation, arbitration or regulatory proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation, arbitration or regulatory proceeding which could reasonably be expected to have a material effect on our business or consolidated financial statements, including the proceeding described below.

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 25.0 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.3 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet appealed this decision on September 17, 2012. On October 31, 2012, the Commercial Court of Kiev dismissed Prioritet's appeal. Prioritet has filed a further appeal. In addition, on September 28, 2012 VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We do not believe that it is likely that we will be required to make any further payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.

On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital LLC and 9,901,260 shares of Class A common stock to TW Investor. Also on June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. On July 3, 2012, we issued to TW Investor an additional 874,819 shares of our Class A common stock and one share of Series A convertible preferred stock of the Company, which is convertible into 11,211,449 shares of Class A common stock (see Item 8, Note 13, “Equity”).

On February 20, 2013, the last reported sales price for shares of Class A common stock was US$ 5.94.

The following table sets forth the high and low sales prices for shares of Class A common stock for each quarterly period during the last two fiscal years.

Price Period	High (US$ / Share)	Low (US$ / Share)

	2012
Fourth Quarter	$7.02	$4.56
Third Quarter	7.71	4.78
Second Quarter	8.94	4.73
First Quarter	$9.00	$5.91

	2011
Fourth Quarter	$12.14	$6.25
Third Quarter	19.40	7.81
Second Quarter	23.57	19.11
First Quarter	$21.20	$17.96

At February 20, 2013, there were approximately 26 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.

7,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 16, “Stock-Based Compensation”).

DIVIDEND POLICY

We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.

PURCHASE OF OWN STOCK

We did not purchase any of our own stock in 2012.

Index

PERFORMANCE GRAPH

The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones World Broadcasting Index between December 31, 2007 and December 31, 2012.

140
120
100
80
60
40
20
0
Index Value
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
CME Ltd.
NASDAQ Composite
DJ World Broadcasting Index

Value of US$ 100 invested at December 31, 2007 as of December 31, 2012:

Central European Media Enterprises Ltd.	$5.33
NASDAQ Composite Index	$113.85
Dow Jones World Broadcasting Index (1)	$83.05

(1) This index includes 71 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

Index

ITEM 6. SELECTED FINANCIAL DATA

Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2012. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 were derived from consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

	For The Years Ending December 31,
	2012	2011	2010	2009	2008
	(US$ 000's, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME DATA:
Net revenues	$772,085	$864,782	$737,134	$681,945	$920,476
Operating (loss) / income	(488,193)	6,792	22,877	(38,971)	183,466
Net (loss) / income from continuing operations	(546,393)	(179,604)	(116,924)	(70,983)	41,942
Income / (loss) from discontinued operations	—	—	213,697	(36,824)	(309,421)
Net (loss) / income attributable to CME Ltd	$(535,680)	$(174,611)	$100,175	$(97,157)	$(269,546)

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations - basic	$(6.96)	$(2.71)	$(1.77)	$(1.11)	$0.94
Continuing operations - diluted	(6.96)	(2.71)	(1.77)	(1.11)	0.93
Discontinued operations – basic	—	—	3.34	(0.68)	(7.31)
Discontinued operations - diluted	—	—	3.34	(0.68)	(7.25)
Net (loss) / income attributable to CME Ltd. – basic	(6.96)	(2.71)	1.57	(1.79)	(6.37)
Net (loss) / income attributable to CME Ltd. – diluted	$(6.96)	$(2.71)	$1.57	$(1.79)	$(6.32)
Weighted average common shares used in computing per share amounts (000’s):
Basic	76,919	64,385	64,029	54,344	42,328
Diluted	76,919	64,385	64,029	54,344	42,683

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	140,393	186,386	244,050	445,954	94,423
Other current assets	378,158	351,903	368,035	435,507	485,089
Non-current assets	1,656,164	2,143,480	2,328,465	1,991,326	1,827,104
Total assets	2,174,715	2,681,769	2,940,550	2,872,787	2,406,616
Current liabilities	291,364	255,575	243,076	352,118	248,484
Non-current liabilities	1,252,084	1,408,252	1,449,722	1,348,829	1,059,687
CME Ltd. shareholders' equity	626,061	1,001,692	1,226,879	1,177,589	1,095,258
Noncontrolling interests	5,206	16,250	20,873	(5,749)	3,187
Total liabilities and equity	2,174,715	2,681,769	2,940,550	2,872,787	2,406,616

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

As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.5% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Secured Revolving Credit Facility” refers to the five-year CZK 1.5 billion secured revolving credit facility entered into on October 21, 2010 by CET 21 with BNP Paribas, S.A., J.P. Morgan plc, Citigroup Global Markets Limited, ING Bank N.V. and Ceska Sporitelna a.s. ("CSAS") as mandated lead arrangers and original lenders, BNP Paribas, S.A. as agent, BNP Paribas Trust Corporation UK Limited as security agent, and Central European Media Enterprises Ltd. ("CME Ltd.") and our wholly-owned subsidiaries Central European Media Enterprises N.V. ("CME NV"), CME Media Enterprises B.V. ("CME BV"), CME Investments B.V., CME Slovak Holdings B.V. and MARKÍZA-SLOVAKIA, spol. s r.o., as the original guarantors. The term "TW Loans" refers to amounts drawn under the Term Loan Facilities Credit Agreement dated April 30, 2012 with Time Warner Inc. ("Time Warner"). The term “Preferred Share” refers to the one share of our Series A Convertible Preferred Stock, par value US$ 0.08 per share, held by Time Warner Media Holdings B.V. (“TW Investor”) on July 3, 2012. The term "Equity Commitment Agreement" refers to the Subscription and Equity Commitment Agreement by and between TW Investor and the Company, dated as of April 30, 2012.

Contents

I. Executive Summary

II. Analysis of Results of Operations and Financial Position

III. Liquidity and Capital Resources

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

Our strategy for the future is based on our assets: people, brands, audience and market leadership, own content and growing new distribution platforms. We are focused on enhancing the performance of the business over the short and medium term. Our priorities in this regard include:

•	developing and producing our own content on a larger scale and distributing this content on multiple distribution platforms and devices in our region and internationally;

•	maintaining or increasing our audience and market shares in all of our markets;

•	driving growth in advertising revenues through our pricing strategies;

•	diversifying our revenues with an increased focus on pay and subscription TV channels and subscription video-on-demand ("VOD");

•	maintaining our operating leverage, with a strong focus on cost control to protect both profitability and liquidity, while safeguarding our brands and competitive strengths;

•	generating positive free cash flows; and

•	optimizing our capital structure.

We are prepared to face new challenges and adjust our strategy when new opportunities or threats arise.

Structure of Operations

During 2012 we managed our business on a divisional basis with three operating segments: Broadcast, Media Pro Entertainment, our production and distribution business, and New Media.  These operating segments, which were also our reportable segments, reflect how our operations were managed by segment managers, how our operating performance was evaluated by senior management and the structure of our internal financial reporting. We provide supplemental geographic information on the performance of our Broadcast operating segment due to the significance of our broadcast operations to CME Ltd. and management believes this provides users of the financial statements with useful information.

We evaluate the performance of our segments based on Net Revenues and OIBDA.

Index

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

OIBDA, as defined above, and free cash flow, as defined below, may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Part II, Item 8, Note 18, “Segment Data”.

Starting in the first quarter of 2013, the Broadcast, Media Pro Entertainment and New Media operating segments have been reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. Operating our businesses through these geographic segments will enable us to better execute our strategy of distributing our content on multiple distribution platforms and devices in a number of windows in each market. As a result, from January 1, 2013 we will change our segment reporting to reflect the way the businesses are now managed and presented in results reviewed by the chief operating decision maker when allocating resources and assessing performance.

Summary of Results

The following sections contain references to like-for-like (“% Lfl”) or constant currency percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes.

The following tables provide a summary of our consolidated results for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Net revenues	$772,085	$864,782	(10.7)%	(1.6)%	$864,782	$737,134	17.3%	10.2%
OIBDA	125,422	167,002	(24.9)%	(16.2)%	167,002	107,323	55.6%	40.2%
Operating (loss) / income	$(488,193)	$6,792	Nm (1)	Nm (1)	$6,792	$22,877	(70.3)%	(76.4)%
(1) Number is not meaningful.

Our financial results for 2012 were affected by the the performance of the economies in our region. After adjusting for inflation, we estimate that GDP in our territories remained flat overall during 2012, and was down from the 2% growth rate reported in 2011 following the combination of a slowdown in export growth and ongoing restrictive fiscal measures in some of the countries in our region. Real private consumption is estimated to have declined by 1% overall during 2012. This continued general lack of growth of the economies in our region has led to a decrease in advertising spending. On a constant currency basis, television advertising spending in our markets declined overall by 6% in 2012 while overall internet advertising spending in our markets increased by 2%. Furthermore, our anticipated recovery in the demand for television advertising in our markets in the fourth quarter did not materialize when a number of advertisers indicated they no longer intended to honor their previous spending commitments. A full recovery in our region continues to be hampered by continuing concerns surrounding the general lack of confidence about economic growth in our countries. These concerns contributed to the reluctance of advertisers to spend in 2012, negatively impacting advertising revenues in the Broadcast division, and may continue to do so into 2013.

Overall, on a constant currency basis, our consolidated net revenues declined only slightly compared to the corresponding period in 2011 as we maintained our audience and market shares in difficult market conditions. The lower consolidated net revenues was attributable to the decline in spending in the television advertising markets which was partially offset by the growth in revenues in our Media Pro Entertainment ("MPE") and New Media divisions.

Costs charged in arriving at OIBDA decreased by 7% in 2012 compared to 2011. On a constant currency basis costs increased 2% in 2012 compared to 2011, and included costs associated with launching five new channels to protect our audience leadership and market share in our broadcast operations, the full year effect of Bontonfilm, acquired on June 30, 2011, in our MPE segment and the accelerated programming amortization in the amount of US$ 18.6 million in our Broadcast operations. We continued to focus on optimizing our costs charged in arriving at OIBDA.
We recognized impairment charges in respect of goodwill, tangible and intangible assets amounting to US$ 522.5 million. Due to the lack of recovery in the fourth quarter, our outlook for future periods is less certain and we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods. In connection with our 2012 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities. This impairment charge, lower OIBDA, and overall flat depreciation and amortization resulted in an operating loss for 2012 compared to operating income in 2011.

Index

	For the Years Ending December 31, (US$ 000's)
	2012	2011	Movement	2011	2010	Movement
Net cash (used in) / generated from operating activities	$(30,027)	$29,638	Nm (2)	$29,638	$(49,614)	Nm (2)
Capital expenditures, net	(32,426)	(33,101)	(2.0)%	(33,101)	(45,872)	(27.8)%
Free cash flow(1)	$(62,453)	$(3,463)	Nm (2)	$(3,463)	$(95,486)	96.4%

	As at December 31, 2012	As at December 31, 2011	Movement
Cash and cash equivalents	140,393	186,386	(24.7)%

(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.
(2) Number is not meaningful.

Our negative free cash flow in 2012 was US$ 62.5 million, compared to negative free cash flow of US$ 3.5 million in 2011. This decline is largely due to lower revenues as a result of the year-on-year decline of the television advertising spending in our regions and consequent decrease in cash receipts in 2012 compared to 2011. In addition, on a constant currency basis, an increase in payments relating to foreign programming and additional investment in our local content production also contributed to our negative free cash flow in 2012. We ended the year with cash of US$ 140.4 million.

We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. In addition, we are exploring further options to improve our liquidity, including new equity financings, asset sales and continuing the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner regarding its possible participation in a public or private equity offering.
Capital Transactions
We reduced our long-term debt and improved our debt maturity profile during 2012 (see Item 8, Note 5, "Long-term Debt and Other Financing Obligations"). As a result, the nearest principal repayment obligation on the Company's long-term debt is November 2015. During the year, we undertook the following actions:

•
On April 30, 2012, we entered into a series of agreements with our major shareholders, Time Warner and RSL Capital LLC (“RSL Capital” an affiliate of Ronald Lauder), to enable us to fund tender offers to purchase up to an aggregate of US$ 300 million of our 2013 Convertible Notes, 2014 Floating Rate Notes and 2016 Fixed Rate Notes.

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

•
On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital and 9,901,260 shares of Class A common stock to TW Investor, each at a price of US$ 7.51 per share, for aggregate proceeds to the Company of approximately US$ 89.4 million. The proceeds were applied to repay amounts drawn under the TW Loans to repurchase the 2013 Convertible Notes and the 2014 Floating Rate Notes.

•
On June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. Following these conversions, there are no shares of Class B common stock outstanding.

•
On July 3, 2012, we issued 874,819 shares of our Class A common stock and one Preferred Share (collectively, the “Option Shares”), at a price per share of Class A common stock (including those underlying the Preferred Share) of US$ 7.51, to TW Investor for aggregate consideration of approximately US$ 90.8 million, each pursuant to the Equity Commitment Agreement. The consideration was applied to repay in full the TW Loans. Following the issuance, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company.

•
On August 16, 2012, CET 21, a wholly-owned subsidiary of CME Ltd., issued and sold EUR 70.0 million (approximately US$ 92.4 million) of its 2017 Fixed Rate Notes at an issue price of 108.25% for net proceeds of approximately EUR 73.8 million (approximately US$ 97.4 million) and approximately EUR 1.8 million (approximately US$ 2.4 million) of accrued interest from May 1, 2012. CET 21 used the net proceeds from the 2012 offering to fully repay outstanding amounts under and cancel its five-year CZK 1.5 billion (approximately US$ 73.0 million on the date of repayment) Secured Revolving Credit Facility.

•
On September 7, 2012, we completed the issuance and sale of EUR 104.0 million (approximately US$ 137.2 million) of 2016 Fixed Rate Notes at an issue price of 103.00% for net proceeds of approximately EUR 104.8 million (approximately US$ 138.3 million) and approximately EUR 5.8 million (approximately US$ 7.6 million) of accrued interest from March 15, 2012.

•
Additionally, on September 7, 2012, we made an irrevocable deposit of US$ 21.0 million with the trustee for the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013.

•
On October 7, 2012, we redeemed the remaining EUR 87.5 million (approximately US$ 115.4 million) aggregate principal amount of 2014 Floating Rate Notes outstanding at a price of 100.0%, plus EUR 0.9 million (approximately US$ 1.2 million) of interest payable at redemption, using a portion of the proceeds from the sale of the 2016 Fixed Rate Notes on September 7, 2012.

Index

Segment Performance

	NET REVENUES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast	$665,355	$774,978	(14.1)%	(5.5)%	$774,978	$690,727	12.2%	5.4%
Media Pro Entertainment	205,064	187,224	9.5%	21.5%	187,224	140,797	33.0%	26.3%
New Media	18,690	15,764	18.6%	30.3%	15,764	11,193	40.8%	32.5%
Intersegment revenues	(117,024)	(113,184)	(3.4)%	(14.2)%	(113,184)	(105,583)	(7.2)%	(1.7)%
Total Net Revenues	$772,085	$864,782	(10.7)%	(1.6)%	$864,782	$737,134	17.3%	10.2%

	OIBDA
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast	$147,729	$211,090	(30.0)%	(22.9)%	$211,090	$164,415	28.4%	19.1%
Media Pro Entertainment	15,912	3,996	298.2%	328.1%	3,996	(3,005)	Nm (1)	Nm (1)
New Media	(4,225)	(2,558)	(65.2)%	(82.6)%	(2,558)	(6,542)	60.9%	62.6%
Central	(27,531)	(41,851)	34.2%	31.6%	(41,851)	(44,062)	5.0%	6.3%
Intersegment elimination	(6,463)	(3,675)	(75.9)%	(100.2)%	(3,675)	(3,483)	(5.5)%	(8.5)%
Consolidated OIBDA	$125,422	$167,002	(24.9)%	(16.2)%	$167,002	$107,323	55.6%	40.2%
(1) Number is not meaningful.

Broadcast

Our Broadcast segment comprises our broadcast channel operations in primarily Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

The following table sets out our estimates of television advertising spending by market (in US$ millions) for the years set forth below:

Country	2012	2011	2010
Bulgaria	$108	$116	$121
Croatia	98	111	113
Czech Republic	349	369	355
Romania*	188	203	215
Slovak Republic	134	135	134
Slovenia	76	82	79
Total CME Markets	$953	$1,016	$1,017
Growth rate	(6)%	—%	(4)%
Market sizes are quoted using the average 2012 dollar exchange rate for all the years presented above.
* Romania market excludes Moldova.
Source: CME estimates

Television advertising spending in the fourth quarter of 2012 continued to decline year on year, with a number of advertisers spending less than their annual commitments. Due to the failure of advertisers to meet their annual commitment targets, we issued significantly lower agency volume bonuses than anticipated, and much lower than the prior year.  This partially mitigated the lower spending. We maintained our overall share of the television advertising markets for the full year compared to 2011, despite the continuing difficult market conditions.
We are committed to maintaining our leadership in audience and market shares across all of our Broadcast operations, which provides us with a unique competitive advantage and is essential to achieving high operating leverage when our television advertising markets recover. To support this strategy, we launched five new channels in 2012: FANDA and SMICHOV in the Czech Republic, ACASA GOLD in Romania, DAJTO in Slovakia and BTV LADY in Bulgaria. Additionally, we launched two more channels in the first two months of 2013: TELKA in the Czech Republic and FOOOR in the Slovak Republic.
The Broadcast segment reported net revenues of US$ 665.4 million compared to US$ 775.0 million in 2011, a decrease of 14%, or 6% on a constant currency basis, in line with the decrease in overall television advertising spending in our region.

Index

Costs charged in arriving at OIBDA decreased by 8% in 2012 compared to 2011. On a constant currency basis costs increased 1% in 2012 compared to 2011, and included accelerated programming amortization of US$ 18.6 million in our Broadcast operations primarily relating to expiring foreign programming content for which we were unable to agree on extensions to the license periods before year-end. We continued to focus on optimizing our costs charged in arriving at OIBDA, even while launching five new channels.
Our Broadcast segment generated OIBDA of US$ 147.7 million in 2012 compared to US$ 211.1 million in 2011, a decrease of 30%. On a constant currency basis, OIBDA decreased 23% compared to 2011.

Media Pro Entertainment

Our Media Pro Entertainment (“MPE”) segment comprises our production and distribution businesses.

MPE’s revenues predominantly represent sales of finished content to our broadcasters and revenues from third parties from our production and distribution operations. The MPE segment delivered a 10% increase in net revenues in 2012, or an increase of 22% on a constant currency basis.

We generated approximately US$ 91.3 million (45% of total MPE segment revenues) of our revenues from third parties during 2012, compared to US$ 75.2 million (40% of total MPE segment revenues) during 2011. The increase in our revenues and the increase in the proportion of our third party revenues primarily reflects the full year impact of the revenues from Bontonfilm, which we acquired in the second quarter of 2011.

The Media Pro Entertainment segment reported OIBDA of US$ 15.9 million in 2012, compared to US$ 4.0 million in 2011, an improvement of US$ 11.9 million. On a constant currency basis, OIBDA improved US$ 12.2 million compared to 2011.

During 2012, we delivered 1,065 hours of fiction programming to our Broadcast operations compared to 886 hours in 2011. This programming comprised telenovellas, soap opera shows and comedy series such as 'Lara's Choice' in Croatia, 'Top Notch' in Slovenia, 'Second Chance' in the Slovak Republic, 'The Street' in the Czech Republic and 'Las Fierbinti' in Romania; and drama series such as 'Rose Garden Clinic' in the Czech Republic and the Slovak Republic, 'Gympl' in the Czech Republic and 'Bet With Life' in Romania.

We delivered a total of 1,837 hours of reality and entertainment programming to our Broadcast operations in 2012 compared to 1,483 hours in 2011, with shows such as 'Got Talent', 'Master Chef', 'The Voice' and 'Dancing with Stars' in Romania, and 'X Factor' in Slovenia, 'The Voice' and 'Wife Swap' in the Czech Republic and the Slovak Republic and 'The Farm' in the Slovak Republic.

Following the integration of Bontonfilm, we now have distribution operations in the Czech Republic, the Slovak Republic, Hungary and Romania. During 2012 our theatrical distribution units in the Czech and Slovak Republics remained the market leaders with an estimated 41% market share and Romania maintained its strong position, achieving a market share of 27%. Our home video distribution units maintained their leadership positions, with an estimated 65% market share in Romania and an estimated market share of 49% in the Czech Republic and the Slovak Republic.

New Media

Our New Media segment comprises a video-on-demand distribution and internet content business in each of our markets.

During 2012 we completed the introduction of Voyo, our subscription video-on-demand distribution service, into all of our territories. Voyo delivers premium, locally-produced content as well as many local and foreign feature films. Following our actions to improve the library of available content and to increase distribution, we reached 101,600 subscriptions as at December 31, 2012, an increase from 20,000 subscriptions as at December 31, 2011. We believe that Voyo is now the leading video-on-demand distribution platform in our territories, based on the number of subscribers.

Our internet content business comprises a website portfolio in each of our markets that distributes locally-produced content and operates as an efficient marketing tool for our Broadcast operations. We currently operate over 70 websites and we continue to launch new targeted products to establish and grow our online presence and market share and ultimately provide our products on multiple distribution platforms. Our target is to achieve consistent growth of monthly and daily visitors in order to increase revenues and the number of advertising clients and as a result, to outperform the local internet advertising market growth. We recently launched a series of products for smart devices as part of our strategy to increase the time our users spend consuming content that we deliver. During 2012, we increased the number of average daily non-duplicated unique visitors by 14% year-on-year in the countries in which we operate.

The following table sets out our estimates of internet advertising spending by market (in US$ millions) for the years ended December 31,

Country	2012	2011	2010
Bulgaria	$21	$21	$16
Croatia	13	18	16
Czech Republic	122	116	111
Romania*	27	25	22
Slovak Republic	25	23	20
Slovenia	14	14	11
Total CME Markets	$222	$217	$196
Growth rate	2%	11%	9%
Market sizes are quoted using the average 2012 dollar exchange rate for all the years presented above.
* Romania market excludes Moldova.
Source: CME estimates

Index

Our New Media segment reported an increase in net revenues for 2012 of 19% compared to 2011, or 30% on a constant currency basis. We reported an OIBDA loss of US$ 4.2 million in 2012 compared to an OIBDA loss of US$ 2.6 million in 2011. On a constant currency basis, the OIBDA loss increased US$ 1.9 million compared to 2011.

Future Trends

As described above, from January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments have been reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. We expect to incur restructuring costs of between US$ 15 million and US$ 20 million to reorganize our businesses through these geographic segments in 2013 and once complete, we anticipate annual savings of up to US$ 25 million.

Although the outlook for our markets is uncertain, we currently expect low single-digit real GDP growth in 2013, with variations from country to country in the timing and strength of recovery. We are confident that we will continue to enjoy a high television advertising market share in the regions in which we operate. We plan to continue to control our costs and anticipate that any revenue growth will flow immediately to our bottom line in terms of OIBDA.

We are currently seeing the following trends in our region:

•	an increased emphasis on the importance of local content;

•	an increase in the availability and consumption of VOD content as these technologies develop;

•	an increased consumption of content on televisions, smart televisions and other smart devices;

•
advertising spending is at a crossroads: advertisers are looking to maintain their level of consumption of Gross Rating Points ("GRPs") at falling prices but we see the availability of cheap inventory decreasing in the future; and

•	advertisers demanding more profiled audiences from broadcasters in order to better target specific consumer groups.

Our one content, multiple distribution strategy is designed to respond to these trends and maximize our growth in revenues.

We remain committed to maintaining and growing our audience leadership.  We have been negotiating new contracts with our foreign suppliers of programming to obtain better selections of product with additional rights (focusing on obtaining the rights needed to enhance our Voyo service and our other distribution channels) at much lower prices that better reflects the potential of that product to generate revenues.  We intend to use these savings to increase our output of local programming that drives our prime time audience shares.  Furthermore, we continue to implement cost efficiencies in our local productions.  As a result, we believe that we can make incremental improvements in our audience shares going forward without increasing our overall costs.

We are determined to reverse the trend of falling television advertising spending and the downward pressure on prices.  We have implemented new sales pricing policies in all our territories to maximize our revenues, including increases in pricing. Our challenge will be to convince advertisers in our region to support our new sales model, enabling us to invest more in premium quality local programming and thus providing advertisers with a better audience profile. We are meeting certain resistance in our attempts to increase prices, particularly in the Czech Republic, and could see our revenues negatively impacted in the first half of 2013. Nonetheless, the overall results thus far lead us to believe that we will be successful in executing our strategy.

We intend to achieve a better return on our content by charging higher carriage fees to carriers distributing our channels on their platforms (DTH, cable and IPTV).  We believe Voyo will be a key factor in building the online paid content market in our territories. We expect to benefit from the shift of advertising spending from print and other media to television and internet advertising in each country in which we operate.

We believe that our brand strength, audience leadership, the depth and experience of local management and our expertise in the production of local content will place us in a strong position to capture the benefits of these new trends.

Index

II. Analysis of the Results of Operations and Financial Position

II (a) Net Revenues for the years ending December 31, 2012, 2011 and 2010.

	NET REVENUES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$83,027	$93,732	(11.4)%	(4.3)%	$93,732	$61,753	51.8%	42.3%
Croatia	54,618	61,502	(11.2)%	(3.2)%	61,502	51,350	19.8%	15.5%
Czech Republic	241,034	285,865	(15.7)%	(6.9)%	285,865	265,018	7.9%	(0.4)%
Romania	134,029	159,387	(15.9)%	(4.5)%	159,387	157,416	1.3%	(3.8)%
Slovak Republic	88,853	101,973	(12.9)%	(5.9)%	101,973	90,391	12.8%	6.8%
Slovenia	63,794	72,519	(12.0)%	(5.1)%	72,519	64,799	11.9%	6.3%
Total Broadcast	665,355	774,978	(14.1)%	(5.5)%	774,978	690,727	12.2%	5.4%
Media Pro Entertainment	205,064	187,224	9.5%	21.5%	187,224	140,797	33.0%	26.3%
New Media	18,690	15,764	18.6%	30.3%	15,764	11,193	40.8%	32.5%
Elimination	(117,024)	(113,184)	(3.4)%	(14.2)%	(113,184)	(105,583)	(7.2)%	(1.7)%
Total Net Revenues	$772,085	$864,782	(10.7)%	(1.6)%	$864,782	$737,134	17.3%	10.2%

Our Broadcast segment reported revenues of US$ 665.4 million in 2012, a decrease of 14% compared to 2011. On a constant currency basis, we experienced a decrease in revenues of 6%, broadly in line with the decline in television advertising spending in our markets. Our Broadcast revenues increased by US$ 84.3 million, or 12%, during 2011 reflecting the impact of foreign currency movements. On a constant currency basis, revenues increased by 5% during 2011 compared to 2010 due to the full year affect of the acquisition of the bTV group in Bulgaria in April 2010.

Our Media Pro Entertainment segment reported revenues of US$ 205.1 million in 2012, an increase of 10% compared to 2011. Revenues increased by 22% on a constant currency basis compared to 2011, reflecting an increase in the amount of production sold to our broadcasters as well as the full year impact of the acquisition of Bontonfilm in the second quarter of 2011. The 33% increase in Media Pro Entertainment revenues during 2011 is primarily due to the acquisition of Bontonfilm in June 2011.

Our New Media segment reported revenues of US$ 18.7 million in 2012, an increase of 19% compared to 2011. On a constant currency basis, revenues increased by 30% in 2012, compared to 2011, reflecting an increase in the number of Voyo subscribers. On a constant currency basis, our net revenues increased by 33% during 2011 compared to 2010, reflecting the launch of Voyo across all our territories during 2011.

Index

II (b) Cost of Revenues for the years ending December 31, 2012, 2011 and 2010.

	Cost of Revenues
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Operating costs	$175,172	$182,046	(3.8)%	6.6%	$182,046	$144,313	26.1%	19.1%
Cost of programming	377,983	399,774	(5.5)%	4.1%	399,774	369,329	8.2%	3.0%
Depreciation of property, plant and equipment	41,732	52,954	(21.2)%	(12.7)%	52,954	54,415	(2.7)%	(8.7)%
Amortization of broadcast licenses and other intangibles	46,627	34,881	33.7%	45.3%	34,881	25,987	34.2%	24.4%
Total Cost of Revenues	$641,514	$669,655	(4.2)%	5.6%	$669,655	$594,044	12.7%	6.8%

Cost of revenues: Our total cost of revenues decreased by US$ 28.1 million, or 4%, during 2012 compared to 2011. On a constant currency basis, our total cost of revenues increased by 6% during the period, reflecting a decrease in depreciation of property, plant and equipment which was more than offset by increases in operating costs, the cost of programming and the amortization of broadcast licenses and other intangibles following the revision of our estimate of the remaining useful life of certain of our broadcast licenses as of January 1, 2012 (see Item 8, Note 4, "Goodwill and Intangible Assets").

Our total cost of revenues for 2011 increased by US$ 75.6 million, or 13% compared to 2010, primarily due to our acquisition of the bTV group in Bulgaria in April 2010.

	OPERATING COSTS
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$19,124	$16,984	12.6%	22.2%	$16,984	$14,669	15.8%	8.4%
Croatia	9,863	11,010	(10.4)%	(1.3)%	11,010	9,954	10.6%	6.4%
Czech Republic	24,907	35,458	(29.8)%	(22.3)%	35,458	32,557	8.9%	0.6%
Romania	17,102	20,816	(17.8)%	(6.9)%	20,816	23,535	(11.6)%	(14.9)%
Slovak Republic	19,418	20,297	(4.3)%	3.8%	20,297	16,796	20.8%	14.2%
Slovenia	11,957	11,906	0.4%	8.5%	11,906	10,375	14.8%	8.6%
Total Broadcast	102,371	116,471	(12.1)%	(3.2)%	116,471	107,886	8.0%	1.8%
Media Pro Entertainment	68,938	60,762	13.5%	27.3%	60,762	32,841	85.0%	75.6%
New Media	6,638	4,813	37.9%	51.3%	4,813	3,586	34.2%	26.1%
Elimination	(2,775)	—	Nm (1)	Nm (1)	—	—	Nm (1)	Nm (1)
Total Operating Costs	$175,172	$182,046	(3.8)%	6.6%	$182,046	$144,313	26.1%	19.1%
(1) Number is not meaningful.

Operating costs: Total operating costs (excluding programming costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 6.9 million, or 4%, during 2012 compared to 2011. On a constant currency basis costs increased by 7%. We achieved decreases in transmission and staff-related costs in our Broadcast operations, however these were more than offset by the cost of new channel launches, higher costs associated with third party revenues in MPE following the acquisition of Bontonfilm and with the buildout of Voyo in our New Media division.

Total operating costs for 2011 increased by US$ 37.7 million, or 26%, compared to 2010. On a constant currency basis, operating costs increased by 19% compared to 2010, primarily due to our acquisition of the bTV group in Bulgaria in April 2010, an increase in transmission and operating staff-related costs in the Czech Republic and the Slovak Republic, as well as an increase in costs following the acquisition of Bontonfilm.

Index

	COST OF PROGRAMMING
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$46,514	$56,158	(17.2)%	(10.6)%	$56,158	$42,827	31.1%	23.1%
Croatia	32,695	39,726	(17.7)%	(10.2)%	39,726	32,643	21.7%	17.4%
Czech Republic	95,305	93,907	1.5%	12.3%	93,907	92,167	1.9%	(6.2)%
Romania	95,426	100,573	(5.1)%	7.5%	100,573	98,036	2.6%	(1.8)%
Slovak Republic	57,171	62,839	(9.0)%	(1.9)%	62,839	64,878	(3.1)%	(8.1)%
Slovenia	33,661	35,851	(6.1)%	1.7%	35,851	31,690	13.1%	7.1%
Total Broadcast	360,772	389,054	(7.3)%	2.1%	389,054	362,241	7.4%	1.4%
Media Pro Entertainment	111,244	110,214	0.9%	11.4%	110,214	99,783	10.5%	8.1%
New Media	11,858	8,834	34.2%	47.8%	8,834	9,404	(6.1)%	(11.6)%
Elimination	(105,891)	(108,328)	2.2%	(7.9)%	(108,328)	(102,099)	(6.1)%	(0.8)%
Total Cost of Programming	$377,983	$399,774	(5.5)%	4.1%	$399,774	$369,329	8.2%	3.0%

Cost of programming: Programming costs (including production costs and amortization of programming rights) decreased by US$ 21.8 million, or 6%, during 2012 compared to 2011. On a constant currency basis, the increase of 4% reflects increased investment in our programming schedules to maintain our audience leadership in some of our territories where competition has been intense. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs. We recorded accelerated programming amortization of US$ 18.6 million in our Broadcast operations primarily relating to expiring foreign programming content for which we were unable to agree on extensions to the license periods before year-end. Programming costs in our New Media division include the costs associated with providing content for the buildout of Voyo. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change was to reduce amortization for the first six months of 2012 by approximately US$ 3.8 million (see Item 8, Note 6, "Program Rights").

Programming costs increased by US$ 30.4 million, or 8%, during 2011 compared to 2010. On a constant currency basis, the increase of 3% during 2011 compared to 2010 reflects the acquisition of the bTV group in April 2010 and the impact of increased competition for high quality programming on the cost of acquired programming in our markets. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change was a lower amortization charge of approximately US$ 3.9 million.

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment decreased in 2012 by US$ 11.2 million, or 21% compared to 2011. On a constant currency basis, depreciation decreased 13%, reflecting a decrease in capital expenditures in recent years.

Total depreciation of property, plant and equipment in 2011 decreased by US$ 1.5 million, or 3%. On a constant currency basis, depreciation decreased 9%, reflecting a decrease in capital expenditures.

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased US$ 11.7 million during 2012 or 34%, compared to 2011. On a constant currency basis, the increase of 45% reflects additional amortization of broadcast licenses due to the change in the remaining estimated useful life of our broadcast licenses in Bulgaria, Romania and Slovenia. The impact of this change in estimates is a higher amortization charge amounting to approximately US$ 20.7 million for the year ended December 31, 2012, compared to 2011. We recorded impairments of broadcast licenses and other intangibles amounting to US$ 522.5 million during the year ended December 31, 2012 so we expect our amortization of intangibles to decrease in future periods (see Item 8, Note 4, "Goodwill and Intangible Assets").

Total amortization of broadcast licenses and other intangibles increased by US$ 8.9 million in 2011, or 34%, compared to 2010. On a constant currency basis, the increase of 24% reflects additional amortization of intangible assets arising from the acquisition of the bTV group.

Index

II (c) Selling, General and Administrative Expenses for the years ending December 31, 2012, 2011 and 2010.

	SELLING, GENERAL and ADMINISTRATIVE EXPENSES
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Broadcast:
Bulgaria	$3,532	$7,694	(54.1)%	(50.3)%	$7,694	$6,328	21.6%	12.4%
Croatia	6,168	6,106	1.0%	9.0%	6,106	6,385	(4.4)%	(6.6)%
Czech Republic	19,145	16,106	18.9%	30.6%	16,106	17,475	(7.8)%	(15.2)%
Romania	11,345	12,058	(5.9)%	6.7%	12,058	9,849	22.4%	15.2%
Slovak Republic	5,729	8,870	(35.4)%	(30.0)%	8,870	9,718	(8.7)%	(13.9)%
Slovenia	3,963	5,160	(23.2)%	(16.8)%	5,160	4,307	19.8%	13.3%
Divisional operating costs	4,601	2,361	94.9%	112.5%	2,361	2,123	11.2%	3.9%
Total Broadcast	54,483	58,355	(6.6)%	2.5%	58,355	56,185	3.9%	(2.7)%
Media Pro Entertainment	11,736	15,348	(23.5)%	(14.9)%	15,348	14,361	6.9%	0.3%
New Media	4,419	4,675	(5.5)%	4.1%	4,675	4,745	(1.5)%	(5.3)%
Central	27,531	42,411	(35.1)%	(32.5)%	42,411	44,525	(4.7)%	(5.3)%
Elimination	(1,895)	(1,202)	(57.7)%	(75.4)%	(1,202)	—	Nm (1)	Nm (1)
Total Selling, General and Administrative Expenses	$96,274	$119,587	(19.5)%	(13.2)%	$119,587	$119,816	(0.2)%	(4.3)%
(1) Number is not meaningful.

Selling, general and administrative expenses decreased by US$ 23.3 million during 2012 compared to 2011, primarily due to a reduction in staff-related expenses.

Selling, general and administrative expenses decreased by US$ 0.2 million in 2011 compared to 2010, reflecting our efforts to implement cost efficiencies. The increase of costs in the Broadcast segment, primarily reflecting a full year of operations of the bTV group in 2011, was largely offset by a decrease in central costs.

Central costs decreased by US$ 14.9 million, or 35% during 2012 compared to 2011, reflecting a reduction in staff-related expenses following redeployment of central headcount into operational positions and lower compensation expenses. Central costs decreased by US$ 2.1 million, or 5% in 2011 compared to 2010, reflecting a reduction of accounting and tax costs incurred during 2010 related to the bTV group acquisition.

Central costs for the year ended December 31, 2012 include a charge of US$ 4.2 million in respect of non-cash stock-based compensation, a decrease of US$ 1.6 million compared to 2011 (see Item 8, Note 16, “Stock-Based Compensation”).

Index

II (d) Impairment charge for the years ending December 31, 2012, 2011 and 2010.

	For the Years Ending December 31, (US$ 000's)
	2012	2011	2010
Impairment charge	$522,490	$68,748	$397

We recognized impairment charges amounting to US$ 522.5 million in respect of goodwill, tangible and intangible assets in 2012. Due to the lack of recovery in our markets in the fourth quarter, our outlook for future periods is less certain and we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods. The impairments recorded included US$ 7.2 million related to the bTV trademark in Bulgaria, US$ 28.1 million to fully impair the customer relationship intangible in the Slovak Republic, US$ 180.6 million to fully impair the broadcast licenses in Bulgaria, Romania and the Slovak Republic, US$ 297.9 million related to goodwill in Bulgaria and the Czech Republic, and US$ 8.7 million related to long-lived assets (see Item 8, Note 4, "Goodwill and Intangible Assets"). In connection with our 2012 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.

We recognized impairment charges totaling US$ 68.7 million in 2011 which reflected a US$ 4.3 million write-down of the trademark and a US$ 53.4 million write-down of goodwill included within the Bulgaria Broadcast reporting unit, as well as US$ 11.0 million related to the write-off of goodwill in the production services reporting unit of Media Pro Entertainment. We revised our estimates of future cash flows in each of these reporting units during the final quarter of 2011 primarily to reflect our revised expectations of uncertainty in the Eurozone and its periphery on our Bulgaria Broadcast operations and an expectation of challenges in growing third party revenues for production services.

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

II (e) Operating (loss) / income for the years ending December 31, 2012, 2011 and 2010.

	Operating (Loss) / Income
	For the Years Ending December 31, (US$ 000's)
			Movement				Movement
	2012	2011	% Act	% Lfl	2011	2010	% Act	% Lfl
Operating (loss) / income	$(488,193)	$6,792	Nm (1)	Nm (1)	$6,792	$22,877	(70.3)%	Nm (1)
(1) Number is not meaningful.

The operating loss for 2012 was US$ 488.2 million compared to operating income of US$ 6.8 million in 2011, primarily as a result of the impairments recognized related to goodwill, tangible and intangible assets. Excluding the impact of the impairments (see Item 8, Note 4, "Goodwill and Intangible Assets"), our operating income for the year ended December 31, 2012 would have been US$ 34.3 million.

Operating income for 2011 decreased by US$ 16.1 million compared to 2010. While revenues increased by US$ 127.6 million compared to 2010, cost of revenues increased by US$ 75.6 million and selling, general and administrative expense declined slightly. The positive difference was more than offset by impairment charges of US$ 68.7 million, resulting in the decrease in operating income.

Our operating margin was (63.2)% during 2012, compared to 0.8% in 2011 and 3.1% in 2010. Excluding the impact of noncash impairment charges, our operating margins were 4.4%, 8.7% and 3.2% during 2012, 2011 and 2010, respectively.

Index

II (f) Other income / (expense) items for the years ending December 31, 2012, 2011 and 2010.

	Other Income / (Expense)
	For the Years Ending December 31, (US$ 000's)
	2012	2011	% Act	2011	2010	% Act
Interest income	$779	$2,753	(71.7)%	$2,753	$2,238	23.0%
Interest expense	(127,968)	(161,457)	20.7%	(161,457)	(133,505)	(20.9)%
Foreign currency exchange gain / (loss), net	4,922	(31,124)	Nm (1)	(31,124)	(5,030)	Nm (1)
Change in fair value of derivatives	49,027	7,281	Nm (1)	7,281	1,164	Nm (1)
Other income	901	1	Nm (1)	1	357	(99.7)%
Credit / (provision) for income taxes	14,139	(3,850)	Nm (1)	(3,850)	(5,025)	23.4%
Discontinued operations, net of tax	—	—	—%	—	213,697	(100)%
Net loss attributable to noncontrolling interests	10,713	4,993	Nm (1)	4,993	3,402	46.8%
Currency translation adjustment, net	$28,651	$(59,430)	Nm (1)	$(59,430)	$(17,586)	Nm (1)
(1) Number is not meaningful.

Interest income in 2012 decreased by US$ 2.0 million compared to 2011, primarily as a result of lower average cash balances. Interest income in 2011 increased by US$ 0.5 million compared to 2010, primarily as a result of the movement of foreign exchange rates and higher interest rates on cash deposits.

Interest expense in 2012 decreased by US$ 33.5 million compared to the same period in 2011, primarily due to differences in the amount of loss on extinguishment of debt recorded each year. The repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes during 2012 resulted in a marginal net loss on extinguishment (see Item 8, Note 5, "Long-Term Debt and Other Financing Arrangements" and Note 15, "Interest Expense").

Interest expense in 2011 increased by US$ 28.0 million compared to 2010, primarily as a result of US$ 25.9 million of losses on the repurchase and refinancing of debt (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements") and additional interest expense associated with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes, the 2017 Fixed Rate Notes issued in October 2010 and the Secured Revolving Credit Facility.

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

In 2012, we recognized a net gain of US$ 4.9 million, comprised of transaction gains of US$ 17.3 million relating to the revaluation of intercompany loans, a transaction loss of approximately US$ 6.7 million on the Senior Notes due to the overall weakening of the dollar against the Euro between January 1, 2012 and December 31, 2012, and transaction losses of US$ 5.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

In 2011, we recognized a net loss of US$ 31.1 million, comprised of transaction losses of US$ 30.8 million relating to the revaluation of intercompany loans, a transaction gain of approximately US$ 15.2 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2011 and December 31, 2011, and transaction losses of US$ 15.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

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

Change in fair value of derivatives: During 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 25.0 million related to the derivative for Option Shares with TW Investor. We also recognized a gain of US$ 0.6 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006. The currency swap terminated on April 15, 2012, the forward sale was completed on June 15, 2012, and we exercised the Company Option on June 27, 2012. There will be no further impact on earnings from these instruments.

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

See Item 8, Note 12, “Financial Instruments and Fair Value Measurements”.

Index

Other income: We recognized other income of US$ 0.9 million during 2012 compared to other income of US$ 0.0 million in 2011 and US$ 0.4 million in 2010.

Credit / (provision) for income taxes: The credit for income taxes during 2012 of US$ 14.1 million reflects the value of deferred tax benefits that we have realized on impairments, which caused the reduction in income tax expense in 2012 compared to 2011.

The provision for income taxes during 2011 was a net provision of US$ 3.9 million, which reflects valuation allowances in respect of the tax benefit of tax losses. It also includes tax credits in respect of tax losses in our Romanian MPE operations.

The provision for income taxes in 2010 reflects valuation allowances in respect of tax losses. It also includes tax credits in respect of tax losses and other temporary differences of US$ 2.9 million in our Slovakia broadcast operations and tax credits in respect of other temporary differences of US$ 3.6 million in our Romania broadcast operations.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 20.0% in Croatia (see Item 8, Note 14, “Income Taxes”).

Net loss attributable to noncontrolling interests: During 2012, the loss of US$ 10.7 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in the Bulgaria Broadcast reporting unit.

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

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than the statements of operations and comprehensive income.

The dollar weakened overall against the functional currencies of our operations during 2012. Therefore, in 2012, we recognized other comprehensive income of US$ 28.7 million on the revaluation of our net investments in subsidiaries compared to other comprehensive losses of US$ 59.4 million and US$ 17.6 million in 2011 and 2010, respectively.

The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and December 31 in 2012, 2011 and 2010, respectively:

	For The Years Ending December 31,
	2012	2011	2010
Bulgarian Lev	(2)%	3%	8%
Croatian Kuna	(2)%	5%	9%
Czech Koruna	(4)%	6%	2%
Euro	(2)%	3%	8%
New Romanian Lei	1%	4%	9%

The dollar was weaker overall against the functional currencies of our operations between January 1 and December 31, 2012, but was, on average, stronger than it was during the same period in 2011.  The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the years ending December 31, 2012, 2011 and 2010.

	For The Years Ending December 31,
	2012	2011	2010
Bulgarian Lev	8%	(5)%	5%
Croatian Kuna	9%	(3)%	4%
Czech Koruna	10%	(7)%	1%
Euro	8%	(5)%	5%
New Romanian Lei	14%	(4)%	5%

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

Index

The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during 2012, 2011 and 2010.

Percent Change During the Year Ended December 31, 2012

15
10
5
0
-5
-10
in %
01/01/12
01/02/12
01/03/12
01/04/12
01/05/12
01/06/12
01/07/12
01/08/12
01/09/12
01/10/12
01/11/12
01/12/12
31/12/2012
HRK
CZK
BGN
RON
EUR

Percent Change During the Year Ended December 31, 2011

in %
10
5
0
-5
-10
-15
-20
01/01/11
01/02/11
01/03/11
01/04/11
01/05/11
01/06/11
1/7/2011
1/8/2011
1/9/2011
1/10/2011
1/11/2011
1/12/2011
31/12/2011
HRK
CZK
BGN
RON
EUR

Index

Percent Change During the Year Ended December 31, 2010

25
20
15
10
5
0
-5
in %
01/01/10
01/02/10
01/03/10
01/04/10
01/05/10
01/06/10
1/7/2010
1/8/2010
1/9/2010
1/10/2010
1/11/2010
1/12/2010
31/12/2010
HRK
CZK
BGN
RON
EUR

Index

II (g) Consolidated balance sheet as at December 31, 2012 and December 31, 2011.

	Summarized Consolidated Balance Sheet (US$ 000’s)
	December 31, 2012	December 31, 2011	Movement
Current assets	$518,551	$538,289	(3.7)%
Non-current assets	1,656,164	2,143,480	(22.7)%
Current liabilities	291,364	255,575	14.0%
Non-current liabilities	1,252,084	1,408,252	(11.1)%
CME Ltd. shareholders’ equity	626,061	1,001,692	(37.5)%
Noncontrolling interests in consolidated subsidiaries	$5,206	$16,250	(68.0)%

Current assets: Current assets at December 31, 2012 decreased by US$ 19.7 million compared to December 31, 2011, primarily as a result of the decrease in cash due to the impact of the decline in the television advertising markets on our financial performance, particularly on cash receipts, and an increase in payments for foreign programming and local production. A portion of the proceeds from the sale of 2016 Fixed Rate Notes in September 2012 was deposited with the trustee of the 2013 Convertible Notes for settlement of the notes at their maturity (see Item 8, Note 5, "Long-Term Debt and Other Financing Arrangements").

Non-current assets: Non-current assets at December 31, 2012 decreased by US$ 487.3 million compared to December 31, 2011, primarily due to the impairment of goodwill, tangible and intangible assets (see Item 8, Note 4, "Goodwill and Intangible Assets").

Current liabilities: Current liabilities at December 31, 2012 increased by US$ 35.8 million compared to December 31, 2011, primarily as a result of the inclusion of our 2013 Convertible Notes, which mature in March 2013 and funds for the repayment of which were irrevocably deposited in escrow in September 2012, and an increase in third party programming liabilities.

Non-current liabilities: Non-current liabilities at December 31, 2012 decreased by US$ 156.2 million compared to December 31, 2011, primarily as a result of the repurchase of 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 8, Note 5, "Long-Term Debt and Other Financing Arrangements") and the presentation of the remaining 2013 Convertible Notes within current liabilities. There was also a decrease in deferred tax liabilities resulting from the impairments recognized.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 375.6 million compared to December 31, 2011, primarily due the net loss of US$ 535.7 million during 2012. This loss was partially offset by the issuance of 12.8 million shares of our Class A common stock to TW Investor and RSL Capital and the issuance of one Preferred Share convertible into 11.2 million shares of our Class A common stock to TW Investor (see Item 8, Note 13, "Equity").  There was also an increase in accumulated other comprehensive income of US$ 28.7 million due to the overall impact of the weakening of the dollar on our foreign currency denominated assets. We recognized a stock-based compensation charge of US$ 4.2 million during 2012.

Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at December 31, 2012 decreased US$ 11.0 million compared to December 31, 2011, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

III. Liquidity and Capital Resources

III (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 46.0 million during 2012. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Years Ending December 31, (US$ 000's)
	2012	2011	2010
Net cash (used in) / generated from operating activities	$(30,027)	$29,638	(49,614)
Net cash used in investing activities	(32,426)	(42,698)	(456,770)
Net cash provided by / (used in) financing activities	11,896	(38,168)	7,338
Net cash used in discontinued operations – operating activities	—	—	(5,921)
Net cash generated from discontinued operations – investing activities	—	—	307,790
Impact of exchange rate fluctuations on cash	4,564	(6,436)	(4,727)
Net decrease in cash and cash equivalents	$(45,993)	$(57,664)	(201,904)

Operating Activities

Cash used in operations during 2012 was US$ 30.0 million compared to cash generated during 2011 of US$ 29.6 million, due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and an increase in payments for foreign programming and local production. Our free cash flow in the prior year also benefited from an advance collection program for customers that were granted discounts to pay much earlier than our normal terms, which we have not repeated. We paid interest of US$ 104.7 million on our Senior Notes, Convertible Notes and credit facilities in 2012 compared to US$ 111.8 million in 2011.

Cash generated from continuing operations of US$ 29.6 million in 2011 reflected the generation of positive cash flows from our Broadcast operations in Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, as well as improvements in working capital, which were partially offset by the negative cash flows from our Broadcast operations in Croatia and our MPE operations. We paid interest of US$ 111.8 million on our Senior Notes and Convertible Notes in 2011 compared to US$ 100.9 million in 2010.

During 2010 cash used in continuing operations reflects an increase of US$ 39.0 million in interest payments compared to the prior year as well as the continued impact of the market slowdown on the level of cash generated by our operations.

Investing Activities

Our investing cash flows in 2012 primarily comprised US$ 32.7 million relating to capital expenditures.

Our investing cash flows in 2011 primarily comprised US$ 34.2 million relating to capital expenditures and net cash paid for Bontonfilm of US$ 8.8 million (see Item 8, Note 3, “Acquisitions and Disposals”).

Our investing cash flows in 2010 primarily comprised US$ 409.5 million relating to the acquisition of the bTV group and US$ 46.0 million relating to capital expenditures.

Financing Activities

Cash provided by financing activities during 2012 was US$ 11.9 million compared to cash used of US$ 38.2 million during 2011. The amount of net cash provided by financing activities in 2012 reflected proceeds from the issuance of unregistered shares (see Item 8, Note 13, "Equity") and issuance of additional Senior Notes, reduced by payments made for purchases of our 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 8, Note 5, "Long-Term Debt and Other Financing Arrangements"), as well as the increase in restricted cash deposited with the trustee of the 2013 Convertible Notes for their settlement at maturity.

The amount of net cash used in 2011 primarily reflects US$ 32.1 million paid in connection with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes and US$ 73.6 million paid to repurchase of a portion of the 2016 Fixed Rate Notes and the 2013 Convertible Notes (see Item 8, Note 5, "Long-Term Debt and Other Financing Arrangements"). These payments were partially offset by net proceeds from credit facilities, which included drawings of US$ 84.9 million from the Secured Revolving Credit Facility.

The amount of net cash received in 2010 reflected the issuance of EUR 170.0 million (approximately US$ 237.5 million at the date of issuance) aggregate principal amount of 2017 Fixed Rate Notes, less costs of US$ 12.0 million, partially offset by the repayment of CZK 1.45 billion (approximately US$ 78.1 million at the date of repayment) of credit facilities, the repayment of a revolving facility in Slovenia of EUR 22.5 million (approximately US$ 30.2 million at the date of repayment), the repurchase of approximately US$ 101.5 million of our Senior Notes and 2013 Convertible Notes and US$ 6.5 million paid in connection with the acquisitions of noncontrolling interests (see Item 8, Note 3, "Acquisitions and Disposals"). A credit facility with Erste Group Bank A.G. that had been drawn in full in 2010 was repaid in full on October 21, 2010 using the proceeds from the issuance of the 2017 Fixed Rate Notes.

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

III (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at December 31, 2012 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal (1)	$1,213,397	$649	$261,482	$948,123	$3,143
Long-Term Debt – principal payable from restricted cash	20,647	20,647	—	—	—
Long-Term Debt – interest (2)	475,643	115,320	229,917	130,406	—
Unconditional Purchase Obligations	365,687	159,332	160,200	44,351	1,804
Operating Leases	28,044	6,287	6,713	3,910	11,134
Capital Lease Obligations	4,482	1,215	1,589	858	820
Other Long-Term Obligations	131,350	30,156	34,783	22,840	43,571
Total Contractual Obligations	$2,239,250	$333,606	$694,684	$1,150,488	$60,472

(1) Maturities of principal exclude the 2013 Convertible Notes for which we have irrevocably deposited US$ 21.0 million in escrow with the trustee of the 2013 Convertible Notes (see Item 8, Note 8, "Other Assets"). The principal amount of the 2013 Convertible Notes outstanding as at December 31, 2012 has been separately presented in this table as Long-Term Debt – principal payable from restricted cash.

(2) The amounts presented exclude interest on the 2013 Convertible Notes for which we have irrevocably deposited US$ 21.0 million in escrow, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013. (see Item 8, Note 8, "Other Assets").

Long-Term Debt

For more information on our Long-Term Debt, see Item 8, Note 5, “Long-Term Debt and Other Financing Arrangements”. Interest payable on our Long-Term Debt is calculated using interest rates and exchange rates as at December 31, 2012.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2012, we had commitments in respect of future programming of US$ 356.8 million. This includes contracts signed with license periods starting after December 31, 2012.

Other Long-Term Obligations

Other long-term obligations include US$ 131.2 million of digital transmission commitments and US$ 0.1 million related to an interest rate swap (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

Operating Leases

For more information on our operating lease commitments see Item 8, Note 19, “Commitments and Contingencies”.

Other

Top Tone Media Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria B.V. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation. The closing of this transaction has not yet occurred because the purchaser financing is still pending.

Index

III (d) Cash Outlook

Historically, our operations have generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined. While cash flows from operating activities were positive in 2011, they were US$ (30.0) million in 2012 due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and an increase in payments for foreign programming and local production. As at December 31, 2012, we had US$ 140.4 million of cash and cash equivalents.
We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. In addition, we are exploring further options to improve our liquidity, including new equity financings, asset sales and continuing the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner regarding its possible participation in a public or private equity offering. We are also evaluating other measures to further optimize or restructure our cost base. The nearest principal repayment obligation on our long-term debt is November 2015, following the repayment of the 2013 Convertible Notes in March 2013 with funds deposited in escrow during 2012.
There can be no assurances that our overall financial performance will improve or that the steps outlined above will be successful. Without such improvement, we will have difficulties attracting equity investors. Under our indentures we are able to borrow only limited additional funds, either at the parent or subsidiary level. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, and working capital management initiatives, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months. If there is not a sustained recovery in the television advertising market over the medium-term, we are unsuccessful in securing additional equity financing, cannot sell assets, or are unable to renegotiate supplier credit terms, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Credit ratings and future debt issuances

Our corporate credit is rated B3 with negative outlook by Moody's and CCC+ with the negative outlook by S&P. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 125.0 million of cash. We may not be able to meet this liquidity parameter in the next twelve months if market conditions in the territories in which we operate worsen more than expected, in which case it is possible that the rating agencies will downgrade us further.  The availability of additional liquidity is dependent upon new equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers, as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise only a limited amount of additional debt but there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 9.3 times at December 31, 2012 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities) (“LTM OIBDA”). As at December 31, 2012, our total gross debt of US$ 1,217.6 million excluding the principal amount of funds irrevocably deposited with the trustee of the 2013 Convertible Notes to repurchase those notes at maturity was the sum of the remaining Senior Notes, the 2015 Convertible Notes, other credit facilities and obligations under capital leases, and the liabilities under our interest rate swap agreement as disclosed in our consolidated financial statements. Our LTM OIBDA was US$ 131.6 million and the ratio of gross debt less cash to LTM OIBDA was 8.2 at December 31, 2012, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by reported OIBDA. The ratio of net debt to reported OIBDA was 8.6 as at December 31, 2012.

Unrestricted and Restricted Subsidiaries

As at, and for the year ended December 31, 2012, the Unrestricted Subsidiaries did not constitute Significant Subsidiaries (as this term is defined in the Indenture governing the 2016 Fixed Rate Notes) of CME Ltd.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and CSAS expiring in April 2013 to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”). We do not consider that there is any substantial risk to our liquidity if our counterparties were unable to meet their respective rights under the interest swap agreement.

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

III (e) Off-Balance Sheet Arrangements

None.

Index

IV. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Note 2 to our consolidated financial statements that are included in Item 8. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying amounts of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Program Rights

Program rights consist of programming acquired from third parties and programming (film and television) produced locally, which together form an important component of our station broadcasting schedules. Acquired program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Where the initial airing of content allowed by a license is expected to provide more value than subsequent airings, program rights are amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. These films and series are amortized with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. For program rights acquired under a standard two-run license, we generally amortize 65% after the first run and 35% after the second run. During 2011 we changed our estimate in regard to the relative economic value of each run of a three-run license, and for these we now amortize 50% on the first run, 28% on the second run and 22% on the third run with effect from July 1, 2011. Had we continued to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run using our previous estimate during the first six months of 2012, the program rights amortization charge for 2012 would have been approximately US$ 3.8 million higher, or US$ 0.05 and US$ 0.05 per basic common share and diluted common share, respectively (see Item 8, Note 6, "Program Rights").

The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the consolidated balance sheet and the annual programming amortization charge recorded in the consolidated statements of operations and comprehensive income.

Produced Program Rights

Through our Media Pro Entertainment segment, we produce and distribute a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be exploited by transmission on our broadcast stations. In addition to this we also produce feature films which are intended to be exploited initially through exhibition in theaters and subsequently through sales in one or more of the home video, pay TV, free TV, international syndication and internet markets. Finally, we also acquire content from third parties which we distribute through all of the windows mentioned above.

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

We recognize revenue from the distribution of acquired content when the content is available for telecast, which is usually when we furnish a Notice of Delivery to our clients, and when the license period for the arrangement under consideration, usually a pre-defined “window”, has begun.

Produced program rights as shown in the consolidated balance sheet represent the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, less accumulated amortization, or fair value.

When we recognize revenue on a title, both at the segment and at the CME consolidated level, we also recognize a proportion of the capitalized film costs in the respective statements of operations using the individual film forecast model. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the title's life cycle (the "ultimate revenues").

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

When the estimated ultimate revenues, less additional costs to be incurred (including exploitation costs), are less than the carrying amount of the film costs, the value of a film is deemed to be impaired and thus, an immediate write-off of unrecoverable film costs is recorded in the consolidated statements of operations and comprehensive income.

Index

Recognition of goodwill and intangible assets

We allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill.

The fair value assigned to identifiable intangible assets acquired is supported by valuations that involve the use of a large number of estimates and assumptions provided by management. If we make different estimates and assumptions, the valuations of identifiable intangible assets change, and the amount of purchase price attributable to these assets also changes, leading to a corresponding change in the value of goodwill.

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

Impairment of goodwill, indefinite lived- intangible assets and long-lived assets

We assess the carrying amount of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Impairment tests of goodwill and indefinite-lived intangible assets are performed at the reporting unit level. If potential impairments of goodwill exist, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value. If goodwill and another asset or asset group are tested for impairment at the same time, the other assets are tested for impairment before goodwill. If the other asset or asset group is impaired, this impairment loss is recognized prior to goodwill being tested for impairment.

The fair value of each reporting unit, and consequently the implied fair value of the reporting unit's goodwill is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified ten reporting units which consist of our six geographic locations for our broadcast operations: Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia; the fiction/reality and entertainment, production services and distribution reporting units within our Media Pro Entertainment reportable segment and our New Media reporting unit (which was also a reportable segment during the year ending December 31, 2012).

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset. The same estimates are also used in planning for our long- and short-range business planning and forecasting. We assess the reasonableness of the inputs and outcomes of our undiscounted cash flow analysis against available comparable market data. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the respective asset.

Assessing the fair value of goodwill, indefinite-lived intangible assets and long-lived assets requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis with several individual assumptions which fluctuate with the passage of time. The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of carrying amounts	Undiscounted future cash flows
Fair value of broadcast licenses	Build-out method
Fair value of indefinite-lived trademarks	Relief from royalty method
Fair value of reporting units	Discounted cash flow model

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

Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro-economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro-economic environment in general, the advertising market and our share of it in particular. While this has involved an appreciation of historical trends, we have placed a higher emphasis on forecasting these market trends, which has involved a detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with local management.

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

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows in all reporting units at the end of 2012 were lower than those we had used in our annual impairment review at the end of 2011, which was driven primarily by a reduction in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter, we decreased our short- and medium-term view of the size of the television advertising markets based on current market views regarding growth rates in the coming periods before markets recover in the long-term.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect further cost control we intend to execute.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant with the prior year impairment reviews.

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will eventually converge to Western European markets, and long term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed since the end of 2011.

We anticipated that 2012 would be a challenging year for the advertising markets in the territories in which we operate, but we expected the rate of decline in advertising spending to reduce by the end of the year and particularly during the fourth quarter. There was an overall improvement in the perceived level of risk associated with investing in the Eurozone and its periphery, which led to the reduction in CRPs as at December 31, 2012 noted above; however, this did not translate into a corresponding improvement in advertising spending during the fourth quarter of 2012 that we previously expected. The fourth quarter is traditionally the most significant quarter for television advertising, and therefore this period tends to have a larger influence on developing our long- and short-range forecasts for our businesses.

Our medium-term outlook included in forecasts used for our previous impairment review performed in 2011 anticipated a recovery in total advertising spending during 2013, which was consistent with then current internal and external projections for the television advertising markets in our territories following overall flat growth in these advertising markets during 2011. During 2012 the demand for television advertising declined across our markets and a recovery in the fourth quarter of 2012 that we expected earlier in the year did not occur because advertisers did not honor previous spending commitments. As a result, our outlook for future periods is less certain and we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods. This decrease in estimated future cash flows during the impairment review performed during the fourth quarter of 2012 more than offset the impact of the decrease in the cost of capital, and resulted in estimated fair values for each reporting unit that were significantly less than those calculated during the previous impairment review in 2011. The Romania Broadcast and MPE distribution reporting units specifically benefited from the decrease in cost of capital between 2011 and 2012. Had the cost of capital used to estimate the fair value of these reporting units remained constant year-over-year, it is possible that we would have been required to record additional goodwill impairments.

Our current medium-term outlook included in forecasts used for the impairment review performed during the fourth quarter of 2012 expects continuing challenges in our markets during 2013. This difference from the impairment review performed in 2011 related to the timing of recovery causes current projections for the size of the advertising market over the long-term in certain territories to be less than the values calculated under significant adverse changes (see below) when evaluating our significant accounting estimates in the prior year, and resulted in a significant decrease in the estimated fair values of each reporting unit in 2012 when compared to the amounts estimated in 2011.

We recorded certain impairments of indefinite-lived intangible assets, long-lived assets, and goodwill in our Bulgaria, Czech Republic, Romania and Slovak Republic Broadcast reporting units during 2012 (see Item 8, Note 4, "Goodwill and Intangible Assets"). In connection with our 2012 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.

Index

The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the 2011 annual impairment review and the annual impairment review performed in 2012 along with the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying amounts (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between 2011 and 2012 review	Necessary to break even
Bulgaria	(1.6)%	N/A(1)
Croatia	(1.8)%	50.0%
Czech Republic	(0.9)%	N/A(1)
Romania	(1.5)%	6.2%
Slovak Republic	(0.9)%	8.1%
Slovenia	(0.4)%	41.9%
Fiction and Reality and Entertainment	(1.1)%	11.3%
Distribution	(1.1)%	1.1%
(1) Goodwill in these reporting units was impaired during the fourth quarter of 2012.

For those reporting units with goodwill as at December 31, 2012, the following compound cash flow growth rates are necessary to avoid failing Step 1 of the goodwill impairment test. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting Unit	Break even growth rate (%)[1]	Growth rate currently implied (%)[1]
Bulgaria[2]	23.3%	23.3%
Croatia	44.5%	50.1%
Czech Republic[2]	6.6%	6.6%
Romania	18.0%	18.9%
Slovak Republic	30.2%	31.3%
Slovenia	3.9%	9.4%
Fiction and Reality and Entertainment	17.1%	20.0%
Distribution	29.5%	29.8%

(1) The break-even growth rates and the implied current growth rates reflect the level of cash currently generated by our operations. Those reporting units which currently generate the majority of our cash flows have the lowest implied growth rates and the reporting units generating the minority of our cash flows have higher implied growth rates. These growth rates are calculated by applying a constant annual growth rate to current year cash flow forecasts, with all other variables constant, such that the net present value of all future cash flows to perpetuity equals the carrying amount of the reporting unit’s assets for the break-even rate or our estimate of the fair value of the reporting unit for the rate currently implied. Such rates do not indicate our expectation of cash flow growth in any given year, nor are they necessarily comparable with actual growth rates achieved in previous years.
(2) Rates reflective of value used for Step 2 of goodwill impairment test.

The table below shows whether an adverse change of 10.0% in any of our most significant assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2012. Any adverse change in assumptions would impact the Bulgaria and Czech Republic Broadcast reporting units because the balance was not fully written-off. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically:

10% Adverse Change in:	Indefinite-lived trademarks	Goodwill
Cost of Capital	None	Romania (6.2%), Slovak Republic (8.1%), Distribution (1.1%)
Total Advertising Market	None	Croatia (8.3%), Romania (2.5%), Slovak Republic (2.0%)
Market Share	None	Croatia (8.3%), Romania (2.5%), Slovak Republic (2.0%)
Forecast OIBDA	Not applicable	Romania (7.2%), Slovak Republic (9.2%), Distribution (2.3%)
Forecast Capital Expenditure	Not applicable	None
Perpetuity Growth Rate	None	None

Given the current outlook for television advertising markets in the territories in which we operate, our estimates consider the uncertainty of market growth in the short- and medium-term, and primarily reflect growth returning later than previously estimated.

Index

The equity fair value of each reporting unit where goodwill was not impaired as of December 31, 2012 was substantially in excess of its equity carrying amount, with the exception of the MPE distribution reporting unit where the equity fair value was 4.0% more than its equity carrying amount. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".

We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or if uncertainty surrounding the Eurozone and its periphery returns causing costs of capital to increase, we may be required to recognize additional impairment charges in later periods.

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

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income. The liability for accrued interest and penalties was US$ 0.0 million and US$ 0.3 million at December 31, 2012 and 2011, respectively.

Foreign exchange

Our reporting currency and functional currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. In addition, our Senior Notes are denominated in Euros. CME Ltd. has a functional currency of the dollar. All of our other operations have functional currencies other than the dollar.

We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our consolidated statements of operations and comprehensive income. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as intercompany loans, which are generally provided in currencies other than the dollar. We recorded transaction gains of US$ 4.9 million in 2012 and transaction losses of US$ 31.1 million and US$ 5.0 million in 2011 and 2010, respectively.

Index

The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income, a component of equity.

Determination of the functional currency of an entity requires considerable management judgment, which is essential and paramount to this determination. This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured. If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some of our operations, potentially changing the amounts we report as transaction gains and losses in the consolidated statements of operations and comprehensive income as well as the translational gains and losses charged or credited to accumulated other comprehensive income. In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.

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

Recent Accounting Pronouncements

See Item 8, Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” for a discussion of accounting standards adopted since December 31, 2012 and recently issued accounting standards not yet adopted.

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

Interest Rate Risk Management

We are party to an interest rate swap agreement intended to reduce our exposure to interest rate movements (see Item 8, Note 12, “Financial Instruments and Fair Value Measurements”).

Interest Rate Table as at December 31, 2012

Expected Maturity Dates	2013	2014	2015	2016	2017	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	478,600	240,000	—
Average interest rate (%)	—	—	—	11.63%	9.00%	—

Total debt in US$ (000's)
Fixed rate	20,647 (1)	—	261,034	—	—	—
Average interest rate (%)	3.50%	—	5.00%	—	—	—

(1) As at December 31, 2012, we had US$ 20.6 million in principal amount of 2013 Convertible Notes due for payment on March 15, 2013. We have irrevocably deposited US$ 21.0 million with the trustee of the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013 (see Item 8, Note 8, "Other Assets").

Variable Interest Rate Sensitivity as at December 31, 2012

As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements," the amounts outstanding under Secured Revolving Facility were repaid on August 16, 2012, and all outstanding 2014 Floating Rate Notes were redeemed on October 7, 2012.

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE LLP

London, United Kingdom

February 27, 2013

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$140,393	$186,386
Accounts receivable, net (Note 7)	184,494	192,157
Program rights, net (Note 6)	120,023	101,741
Other current assets (Note 8)	73,641	58,005
Total current assets	518,551	538,289
Non-current assets
Property, plant and equipment, net (Note 9)	206,706	217,367
Program rights, net (Note 6)	303,708	266,217
Goodwill (Note 4)	836,538	1,095,193
Broadcast licenses and other intangible assets, net (Note 4)	284,941	538,195
Other non-current assets (Note 8)	24,271	26,508
Total non-current assets	1,656,164	2,143,480
Total assets	$2,174,715	$2,681,769

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$255,681	$240,048
Current portion of long-term debt and other financing arrangements (Note 5)	21,918	1,058
Other current liabilities (Note 11)	13,765	14,469
Total current liabilities	291,364	255,575
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,198,873	1,323,311
Other non-current liabilities (Note 11)	53,211	84,941
Total non-current liabilities	1,252,084	1,408,252
Commitments and contingencies (Note 19)
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Preferred Stock of $0.08 each (December 31, 2011 – nil)	—	—
77,185,129 shares of Class A Common Stock of $0.08 each (December 31, 2011 – 56,892,114)	6,174	4,551
Nil shares of Class B Common Stock of $0.08 each (December 31, 2011 – 7,500,936)	—	600
Additional paid-in capital	1,556,250	1,404,648
Accumulated deficit	(982,513)	(425,702)
Accumulated other comprehensive income	46,150	17,595
Total CME Ltd. shareholders’ equity	626,061	1,001,692
Noncontrolling interests	5,206	16,250
Total equity	631,267	1,017,942
Total liabilities and equity	$2,174,715	$2,681,769

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)

	For The Years Ending December 31,
	2012	2011	2010
Net revenues	$772,085	$864,782	$737,134
Operating expenses:
Operating costs	175,172	182,046	144,313
Cost of programming	377,983	399,774	369,329
Depreciation of property, plant and equipment	41,732	52,954	54,415
Amortization of broadcast licenses and other intangibles (Note 4)	46,627	34,881	25,987
Cost of revenues	641,514	669,655	594,044
Selling, general and administrative expenses	96,274	119,587	119,816
Impairment charge (Note 4)	522,490	68,748	397
Operating (loss) / income	(488,193)	6,792	22,877
Interest income	779	2,753	2,238
Interest expense (Note 15)	(127,968)	(161,457)	(133,505)
Foreign currency exchange gain / (loss), net	4,922	(31,124)	(5,030)
Change in fair value of derivatives (Note 12)	49,027	7,281	1,164
Other income	901	1	357
Loss from continuing operations before tax	(560,532)	(175,754)	(111,899)
Credit / (provision) for income taxes	14,139	(3,850)	(5,025)
Loss from continuing operations	(546,393)	(179,604)	(116,924)
Discontinued operations, net of tax (Note 2)	—	—	(3,922)
Gain on disposal of discontinued operations (Note 2)	—	—	217,619
Income from discontinued operations	—	—	213,697
Net (loss) / income	(546,393)	(179,604)	96,773
Net loss attributable to noncontrolling interests	10,713	4,993	3,402
Net (loss) / income attributable to CME Ltd.	$(535,680)	$(174,611)	$100,175

Net (loss) / income	(546,393)	(179,604)	96,773
Currency translation adjustment	28,651	(59,430)	(17,586)
Comprehensive (loss) / income	$(517,742)	$(239,034)	$79,187
Comprehensive loss attributable to noncontrolling interests	10,617	4,273	2,821
Comprehensive (loss) / income attributable to CME Ltd.	$(507,125)	$(234,761)	$82,008

PER SHARE DATA (Note 17):
Net (loss) / income per share:
Continuing operations - Basic	$(6.96)	$(2.71)	$(1.77)
Continuing operations - Diluted	(6.96)	(2.71)	(1.77)
Discontinued operations – Basic	—	—	3.34
Discontinued operations - Diluted	—	—	3.34
Net (loss) / income attributable to CME Ltd. – Basic	$(6.96)	$(2.71)	$1.57
Net (loss) / income attributable to CME Ltd. – Diluted	$(6.96)	$(2.71)	$1.57

Weighted average common shares used in computing per share amounts (000’s):
Basic	76,919	64,385	64,029
Diluted	76,919	64,385	64,029

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

							CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2009	—	—	56,046,176	$4,484	7,490,936	$599	$1,410,587	$(333,993)	$95,912	$(5,749)	$1,171,840
Stock-based compensation	—	—	—	—	—	—	7,415	—	—	—	7,415
Acquisition of noncontrolling interests - Pro. BG business	—	—	—	—	—	—	(34,696)	—	—	31,446	(3,250)
Acquisition of noncontrolling interest - Pro TV, MPI and MV	—	—	800,000	64	—	—	(5,568)	—	—	(684)	(6,188)
Adjustment - Media Pro Entertainment	—	—	—	—	—	—	—	—	—	(1,146)	(1,146)
Stock option exercised	—	—	32,313	2	—	—	589	—	—	—	591
Other	—	—	—	—	—	—	(524)	—	—	—	(524)
Dividends	—	—	—	—	—	—	—	—	—	(173)	(173)
Net income / (loss)	—	—	—	—	—	—	—	100,175	—	(3,402)	96,773
Currency translation adjustment	—	—	—	—	—	—	—	—	(18,167)	581	(17,586)
BALANCE December 31, 2010	—	—	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	—	—	5,898	—	—	—	5,898
Repurchase of 2013 Convertible Notes	—	—	—	—	—	—	(8,383)	—	—	—	(8,383)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	—	—	11,852	—	—	—	11,852
Reclassification of capped call options	—	—	—	—	—	—	17,273	(17,273)	—	—	—
Stock options exercised	—	—	13,625	1	10,000	1	240	—	—	—	242
Other	—	—	—	—	—	—	(35)	—	—	—	(35)
Dividends	—	—	—	—	—	—	—	—	—	(350)	(350)
Net loss	—	—	—	—	—	—	—	(174,611)	—	(4,993)	(179,604)
Currency translation adjustment	—	—	—	—	—	—	—	—	(60,150)	720	(59,430)
BALANCE December 31, 2011	—	—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	4,249	—	—	—	4,249
Conversion of Class B shares to Class A shares (Note 13)	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuances (Note 13)	1	—	12,776,079	1,022	—	—	127,341	—	—	—	128,363
Repurchase of 2013 Convertible Notes (Note 5)	—	—	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options (Note 5)	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Stock options exercised	—	—	—	—	16,000	1	32	—	—	—	33
Dividends	—	—	—	—	—	—	—	—	—	(427)	(427)
Other	—	—	—	—	—	—	(283)	—	—	—	(283)
Net loss	—	—	—	—	—	—	—	(535,680)	—	(10,713)	(546,393)
Currency translation adjustment	—	—	—	—	—	—	—	—	28,555	96	28,651
BALANCE December 31, 2012	1	—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Years Ending December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(546,393)	$(179,604)	$96,773
Adjustments to reconcile net loss to net cash (used in) / generated from operating activities:
Income from discontinued operations (Note 2)	—	—	(213,697)
Amortization of program rights	256,474	276,079	246,584
Depreciation and other amortization	111,225	115,067	111,054
Net loss on extinguishment of debt (Note 5)	198	25,904	5,299
Impairment charge (Note 4)	522,490	68,748	397
(Gain) / loss on disposal of fixed assets	(281)	567	(59)
Stock-based compensation (Note 16)	4,249	5,898	6,837
Change in fair value of derivatives (Note 12)	(49,027)	(7,281)	(1,164)
Foreign currency exchange (gain) / loss, net	(4,922)	31,124	5,030
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	5,742	17,025	(19,544)
Accounts payable and accrued liabilities	(12,677)	(19,258)	(1,472)
Program rights	(301,968)	(304,934)	(289,453)
Other assets	(976)	4,190	18,687
Accrued interest	3,382	(3,054)	476
Income taxes payable	4,928	2,779	(1,255)
Deferred revenue	542	6,582	(3,934)
Deferred taxes	(24,014)	(6,149)	(8,531)
VAT and other taxes payable	1,001	(4,045)	(1,642)
Net cash (used in) / generated from operating activities	(30,027)	29,638	(49,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(32,732)	(34,192)	(45,987)
Disposal of property, plant and equipment	306	1,091	115
Investments in subsidiaries, net of cash acquired	—	(9,597)	(410,898)
Net cash used in investing activities	(32,426)	(42,698)	(456,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(290,135)	(73,560)	(101,473)
Payment on exchange of Convertible Notes	—	(32,126)	—
Debt transactions costs	(7,000)	(2,101)	(15,310)
Issuance of Senior Notes	228,890	—	237,463
Change in restricted cash	(20,972)	—	696
Proceeds from credit facilities	195,257	104,151	203,498
Payment of credit facilities and capital leases	(105,878)	(34,458)	(312,199)
Issuance of common stock	15,033	—	—
Equity issuance costs	(2,942)	—	—
Acquisition of noncontrolling interests	—	—	(6,467)
Settlement of forward currency swaps	(82)	—	—
Proceeds from exercise of stock options	33	242	591
Excess tax benefits from stock-based compensation arrangements	—	—	667
Dividends paid to holders of noncontrolling interests	(308)	(316)	(128)
Net cash provided by / (used in) financing activities	11,896	(38,168)	7,338

NET CASH USED IN DISCONTINUED OPERATIONS – OPERATING ACTIVITIES	—	—	(5,921)
NET CASH FROM DISCONTINUED OPERATIONS – INVESTING ACTIVITIES	—	—	307,790

Impact of exchange rate fluctuations on cash	4,564	(6,436)	(4,727)

Net decrease in cash and cash equivalents	(45,993)	(57,664)	(201,904)
CASH AND CASH EQUIVALENTS, beginning of period	186,386	244,050	445,954
CASH AND CASH EQUIVALENTS, end of period	$140,393	$186,386	$244,050
The accompanying notes are an integral part of these consolidated financial statements.

Index

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$104,650	$111,802	$100,901
Cash paid for income taxes (net of refunds)	$6,442	$6,315	$14,714

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of credit facility to shares of Series A preferred stock and Class A common stock (Note 13)	$165,112	$—	$—
Issuance of 800,000 shares of Class A common stock in connection with acquisition of noncontrolling interest (Note 3)	$—	$—	$18,520
Issuance of call option in connection with restructuring of Pro.BG business (Note 3)	$—	$—	$2,970
Acquisition of property, plant and equipment under capital lease	$156	$907	$203

The accompanying notes are an integral part of these consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd. ("CME Ltd."), a Bermuda company limited by shares, is a media and entertainment company operating leading broadcast, production and distribution, and new media businesses in Central and Eastern Europe.  References to the "Company", "we", "us" or "our" refer to CME Ltd. and its consolidated subsidiaries. Our assets are held through a series of Dutch and Curaçao holding companies. At December 31, 2012, we operated mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia.

During the year ended December 31, 2012, we managed our business on a divisional basis, with three operating segments, Broadcast, Media Pro Entertainment, our production and distribution business, and New Media, which were also our reportable segments. See Note 18, "Segment Data" for a discussion of changes to our segments from January 1, 2013.

Broadcast

Our Broadcast segment consists of 36 television channels primarily in six countries.  We generate advertising revenues in our Broadcast segment primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY, a female-oriented cable channel that was launched on January 28, 2012. We also operate several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria Broadcast operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and six other channels, NOVA CINEMA, NOVA SPORT, MTV CZECH, FANDA, a male-oriented channel that was launched on July 14, 2012, SMICHOV, a comedy channel that was launched on December 23, 2012 and TELKA, which was launched on February 22, 2013.

Romania

We operate two general entertainment channels, PRO TV and ACASA, and six other channels, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA GOLD, a female-oriented cable channel that was launched on April 15, 2012.

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), a female-oriented channel, DAJTO, a male-oriented channel that was launched on August 20, 2012, and FOOOR, a comedy channel that was launched on February 25, 2013.

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

Distribution: This business acquires rights to international film and television content across our region and distributes them both to third party clients and to our Broadcast operations, and also sells finished content and formats developed by our production operations to third parties. Our distribution operations are also able to generate third-party revenue by distributing content through the theatrical and home video operations. MPE owns and operates eleven cinema screens in Romania.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

In addition, a home video distribution business sells DVD and Blu-ray discs to wholesale and retail clients in the Czech Republic, the Slovak Republic, Romania and Hungary. A significant portion of our distribution revenues are to third parties.

New Media

We own and operate more than 70 websites across our markets as well as our video-on-demand service, Voyo, in order to build strong online channels to distribute popular content and to operate an efficient marketing tool for our Broadcast operations.  The New Media segment focuses on offering viewers the choice of watching our premium television content anytime, anywhere, and operates a series of news portals, ranging from general information to sports or niche sites. Voyo is an internet-based content aggregation and distribution platform that offers consumers both free and paid content in multiple distribution windows. During 2012, Voyo completed the introduction of a subscription based video-on-demand service in all of its regions, offering premium locally produced productions as well as hundreds of local and foreign feature films. It also offers an embedded transactional video-on-demand element devoted to movie content from major Hollywood and independent studios. Revenues generated by the New Media segment are primarily derived from the sale of advertising.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation

The consolidated financial statements include the accounts of CME Ltd. and our subsidiaries, after the elimination of intercompany accounts and transactions. Entities in which we hold less than a majority voting interest but over which we have the ability to exercise significant influence are accounted for using the equity method. Other investments are accounted for using the cost method.

Reclassifications

Certain amounts included in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. In Note 10, "Accounts Payable and Accrued Liabilities" we reclassified certain balances presented as other accrued liabilities as at December 31, 2011 to accrued services and other supplies. Additionally, we reclassified certain amounts in the MPE segment from cost of programming to operating costs in the consolidated statements of operations and comprehensive income for the years ending December 31, 2011 and 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Cash flows from operating activities have declined significantly in 2012. This decline is largely due to lower revenues as a result of the year-on-year decline of the television advertising spending in our regions and consequent decrease in cash receipts in 2012 compared to 2011. In addition, an increase in payments relating to foreign programming and additional investment in our local content production also contributed to our negative free cash flow in 2012. We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. In addition, we are exploring further options to improve liquidity, including new equity financings, asset sales and continuing the renegotiation of payment obligations with a number of major suppliers. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, and working capital management initiatives, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months.

These financial statements have been prepared in accordance with U.S. GAAP. The significant accounting policies are summarized as follows:

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. A bad debt provision is maintained for estimated losses resulting from our customers' subsequent inability to make payments.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Program distribution revenue

Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for telecast or delivery, the license period has begun, collectability of the cash is reasonably assured and all of our contractual obligations have been satisfied. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Theatrical revenues are recognized as the films are exhibited.

Subscription revenues

Subscriber fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. Subscriber revenue is recognized as contracted, based upon the level of subscribers.

Barter transactions

We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 2.9 million, US$ 2.3 million and US$ 2.7 million for the years ending December 31, 2012, 2011 and 2010, respectively.

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

Construction-in-progress is not depreciated until put into use. Capital leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value, less expected costs of disposal.

Long-Lived Assets Including Intangible Assets with Finite Lives

Long-lived assets include property, plant, equipment and intangible assets with finite lives.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amounts of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value. We recorded certain impairments of long-lived assets in our Czech Republic and Slovak Republic Broadcast reporting units during the year ended December 31, 2012 (see Note 4, "Goodwill and Intangible Assets").

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the fair value of consideration paid over the fair value of net tangible and other identifiable intangible assets acquired in a business combination.

We evaluate the carrying amount of goodwill for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite-lived intangible assets.

Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value, which is calculated by deducting the fair value of all assets, including recognized and unrecognized intangible assets from the fair value of the reporting unit. During the year ended December 31, 2012, we had three operating segments, which were also our reportable segments as described in Note 18, “Segment Data”. We have determined that we have ten reporting units whose fair value is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management plans for a period of at least five years, a terminal value at the end of the forecasted periods assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.

Indefinite-lived intangible assets at December 31, 2012 consist of trademarks, which are not amortized. We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value. We recorded certain impairments of indefinite-lived intangible assets and goodwill in our Bulgaria, Czech Republic, Romania and Slovak Republic Broadcast reporting units during the year ended December 31, 2012 (see Note 4, "Goodwill and Intangible Assets").

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

We recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions and we recognize, when applicable, both accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Foreign Currency

Translation of financial statements

Our reporting currency and functional currency is the dollar. The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income, a component of equity.

Transactions in foreign currencies

Gains and losses from foreign currency transactions are included in foreign currency exchange gain / (loss), net in the consolidated statements of operations and comprehensive income in the period during which they arise.

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

Financial Instruments

Fair value of financial instruments

The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Debt (as defined hereinafter) is included in Note 5, “Long-term Debt and Other Financing Arrangements”.

Derivative financial instruments

We use derivative financial instruments for the purpose of mitigating currency risks, which exist as part of ongoing business operations. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes.

Forward exchange contracts and currency swaps are used to mitigate exposures to currency fluctuations on certain short-term transactions generally denominated in currencies other than our functional currency. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income, together with realized gains and losses arising on settlement of these contracts.

Stock-Based Compensation

Stock-based compensation is recognized at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award. The grant date fair value of restricted stock units ("RSUs") is calculated as the closing price of our class A common shares on the date of grant.

Contingencies

The estimated loss from a loss contingency such as a legal proceeding or claim is recorded in the consolidated statements of operations and comprehensive income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.

Discontinued Operations

We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Summarized operating results for the year ending December 31, 2010 for the Ukraine disposal group are as follows:

For The Year Ending December 31, 2010
Revenues	$16,888
Cost of revenues	(19,473)
Selling, general and administrative expenses	(2,223)
Operating loss	(4,808)
Foreign exchange gain	891
Other income	25
Loss before tax	(3,892)
Gain on sale	217,619
Provision for income tax	(30)
Income from discontinued operations	$213,697

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2012, 2011 and 2010 totaled US$ 10.5 million, US$ 7.6 million and US$ 8.6 million, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

On January 1, 2012, we adopted guidance issued in June 2011, which gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Our consolidated financial statements already presented the components of net income and other comprehensive income in two separate but consecutive statements. In December 2011, additional guidance was released deferring the requirement to present reclassifications out of accumulated other comprehensive income.

On January 1, 2012, we adopted guidance issued in September 2011 to simplify how entities test goodwill for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The adoption of this guidance may impact how we perform our goodwill testing in future periods, but not the amount of impairment recognized in the financial statements if goodwill is found to be impaired.

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

We adopted guidance issued in October 2012 that revised the impairment assessment for unamortized film costs to remove the rebuttable presumption that conditions leading to a write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. This aligns the guidance on fair value measurements in the impairment test of unamortized film costs with the guidance on fair value measurements in other instances, including in the impairment testing of other assets. The amendments in this guidance were effective for impairment assessments performed on or after December 15, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows, but may cause the recognition of impairment of unamortized film costs to be deferred into later periods if conditions which exist before financial statements are issued but subsequent to the measurement date would not have been considered by a market participant at the measurement date.

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

The purchase price was set on a debt-free basis and consisted of initial cash consideration of US$ 11.0 million paid at closing, with approximately US$ 3.0 million of cash in the business as of June 30, 2011. Additional cash consideration of approximately US$ 0.8 million was deposited into escrow and released to the sellers in December 2011.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at June 30, 2011, which was finalized as of December 31, 2011. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value on Date of Acquisition
Cash and cash equivalents	$3,011
Property, plant and equipment	384
Program rights	201
Inventory	2,978
Other intangible assets subject to amortization(1)	1,999
Deferred tax assets, net	862
Other assets, net(2)	838
Goodwill(3)	1,477
Total purchase price	$11,750

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

All of the goodwill was allocated to the distribution reporting unit in the MPE operating segment and arises primarily as a result of expected synergies within that reporting unit.

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

Using the proceeds from the sale of our former operations in Ukraine (as described below), we acquired the bTV group on a debt-free basis for cash consideration of US$ 409.9 million. We incurred approximately US$ 4.4 million of costs related to this acquisition, which are included within selling, general and administrative expenses in the consolidated statement of operations and comprehensive income for the year ended December 31, 2010.

We performed a fair value exercise to allocate the purchase price to the acquired assets and liabilities and separately identifiable intangible assets as at April 19, 2010, which was finalized as of December 31, 2010. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Fair value on acquisition

Cash and cash equivalents	$485
Restricted cash	3,560
Broadcast licenses(1)	178,158
Trademark(2)	74,066
Customer relationships(3)	37,322
Programming rights	6,383
Property, plant and equipment	8,579
Other assets, net(4)	14,851
Deferred tax liabilities	(29,100)
Goodwill(5)	115,641
Total purchase price	$409,945

(1) License agreements were amortized on a straight-line basis over an estimated life of 24 years as at December 31, 2011. We changed our estimate of the remaining useful life as of January 1, 2012 (see Note 4 "Goodwill and Intangible Assets").
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

We fully impaired the broadcast license during 2012 and recorded impairments of the trademark and goodwill during 2012 and 2011 (see Note 4 "Goodwill and Intangible Assets").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The following table presents unaudited pro forma results of operations of CME Ltd. for the year ended December 31, 2010 as if the acquisition of the bTV group had occurred as of January 1, 2010. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of the bTV group occurred as of January 1, 2010, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

For The Year Ending December 31,
2010

Revenues	$759,287
Net income	98,945
Net income attributable to CME Ltd.	102,347
Net income attributable to CME Ltd. - basic and diluted earnings per share	1.60
Weighted average common shares - basic and diluted earnings per share	64,029

In 2010, the bTV group reported revenues of US$ 58.3 million in the period since acquisition on April 19, 2010. The financial information for the bTV group is reflected within the broadcast segment and the related goodwill associated with the bTV group acquisition has been assigned to the Bulgaria Broadcast reporting unit.

Restructuring of the Pro.BG business

On April 19, 2010, we entered into an amended sale and purchase agreement with Top Tone Holdings and Mr. Krassimir Guergov to restructure the operations of the BTV ACTION (formerly PRO.BG) and RING.BG (formerly RING TV) channels (together, the “Pro.BG business”). On April 22, 2010, Top Tone Holdings transferred to us its 20.0% interest in each of Top Tone Media S.A. and Zopal S.A and purchased a 6.0% interest in CME Bulgaria from us for US$ 17.7 million, and pursuant to a deed of termination, we terminated our existing agreements in respect of the Pro.BG business with Top Tone Holdings and Mr. Guergov for consideration of US$ 18.0 million. This resulted in a net cash payment of approximately US$ 0.3 million to Top Tone Holdings. Following the restructuring of the Pro.BG business, we owned 94.0% of the bTV group and 100.0% of the Pro.BG business, which we since have combined with the bTV group operations.

On April 22, 2010, we also entered into an investment agreement with Top Tone Holdings which included a share option agreement that gives it the right to acquire up to an additional 4.0% of CME Bulgaria (i) for a one-year period from April 22, 2010 for US$ 2.95 million for each 1.0% interest acquired (up to an aggregate amount of US$ 11.8 million) and (ii) from April 22, 2011 until April 22, 2013, at a price to be determined by an independent valuation. We measured the fair value of this call option of Top Tone Holdings using a binomial option pricing model and a liability for its fair value of US$ 3.0 million was recorded at the date of the transaction. Subsequent changes in fair value are recognized in the consolidated statements of operations and comprehensive income in accordance with ASC Topic 815, Derivatives and Hedging for the first year of the call option. After the first year, the strike price of the call option is the fair value of the underlying and, as a result, the value of the option is zero and no further changes are reflected in the income statement (see Note 12, “Financial Instruments and Fair Value Measurements”). Also pursuant to the share option agreement, Top Tone Holdings has the right to put its entire interest to us and we have the right to call from Top Tone Holdings its entire interest from April 22, 2013, in each case at a price to be determined by an independent valuation. This option is recognized at fair value of US$ nil. Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Disposal of operations in Ukraine

On April 7, 2010, we completed the sale of our former operations in Ukraine for total gross proceeds of US$ 308.0 million (see Note 2, “Summary of significant accounting policies”).

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at December 31, 2012 and December 31, 2011 is summarized as follows:

	Gross Balance, December 31, 2010	Accumulated Impairment Losses	Balance, December 31, 2010	Additions/ Adjustments	Impairment Charge	Foreign Currency	Balance, December 31, 2011	Accumulated Impairment Losses	Gross Balance, December 31, 2011
Broadcast segment:
Bulgaria	178,377	(64,044)	114,333	—	(53,416)	(1,983)	58,934	(117,460)	176,394
Croatia	11,151	(10,454)	697	—	—	(35)	662	(10,454)	11,116
Czech Republic	917,145	—	917,145	—	—	(54,688)	862,457	—	862,457
Romania	63,977	—	63,977	707	—	(2,606)	62,078	—	62,078
Slovak Republic	58,425	—	58,425	—	—	(1,850)	56,575	—	56,575
Slovenia	18,920	—	18,920	—	—	(599)	18,321	—	18,321
Media Pro Entertainment segment:
Fiction and reality and entertainment	19,311	—	19,311	(1,029)	—	(780)	17,502	—	17,502
Production services	10,311	—	10,311	1,029	(11,028)	(312)	—	(11,028)	11,028
Distribution	18,183	—	18,183	1,477	—	(996)	18,664	—	18,664
Total	1,295,800	(74,498)	1,221,302	2,184	(64,444)	(63,849)	1,095,193	(138,942)	1,234,135

	Gross Balance, December 31, 2011	Accumulated Impairment Losses	Balance, December 31, 2011	Additions/ Adjustments	Impairment Charge	Foreign Currency	Balance, December 31, 2012	Accumulated Impairment Losses	Gross Balance, December 31, 2012
Broadcast segment:
Bulgaria	$176,394	$(117,460)	$58,934	$—	$(10,366)	$1,079	$49,647	$(127,826)	$177,473
Croatia	11,116	(10,454)	662	—	—	11	673	(10,454)	11,127
Czech Republic	862,457	—	862,457	—	(287,545)	37,098	612,010	(287,545)	899,555
Romania	62,078	—	62,078	—	—	(370)	61,708	—	61,708
Slovak Republic	56,575	—	56,575	—	—	1,118	57,693	—	57,693
Slovenia	18,321	—	18,321	—	—	361	18,682	—	18,682
Media Pro Entertainment segment:
Fiction and reality and entertainment	17,502	—	17,502	—	—	(18)	17,484	—	17,484
Production services	11,028	(11,028)	—	—	—	—	—	(11,028)	11,028
Distribution	18,664	—	18,664	—	—	(23)	18,641	—	18,641
Total	$1,234,135	$(138,942)	$1,095,193	$—	$(297,911)	$39,256	$836,538	$(436,853)	$1,273,391

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Broadcast licenses and other intangible assets:

Changes in the net book value of our broadcast licenses and other intangible assets as at December 31, 2012 and December 31, 2011 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2010	$53,836	$309,545	$141,672	$85,796	$4,792	$595,641
Additions	—	—	—	—	2,034	2,034
Impairment	—	—	(4,304)	—	—	(4,304)
Amortization	—	(18,759)	(5,692)	(9,200)	(1,230)	(34,881)
Foreign currency movements	(2,036)	(10,576)	(5,031)	(2,250)	(402)	(20,295)
Balance, December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195
Reclassifications	(51,800)	51,800	—	—	—	—
Additions	—	—	—	—	30	30
Impairment	—	(180,630)	(7,171)	(28,066)	—	(215,867)
Amortization	—	(37,325)	—	(8,192)	(1,110)	(46,627)
Foreign currency movements	—	5,515	2,287	1,006	402	9,210
Balance, December 31, 2012	$—	$119,570	$121,761	$39,094	$4,516	$284,941

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

We revised our estimate of the remaining useful life of certain of our Broadcast licenses as of January 1, 2012, and now amortize the remaining balances on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: twelve years in Bulgaria, thirteen years in the Czech Republic, three years in Romania, eight years in the Slovak Republic, and ten years in Slovenia. The license in Croatia was previously written down to a nominal value. The impact of this change in estimates is a higher amortization charge of approximately US$ 20.7 million recorded during 2012, or US$ 0.27 and US$ 0.27 per basic common share and diluted common share.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Gross value	$357,183	$514,641
Accumulated amortization	(194,003)	(154,891)
Net book value of amortized intangible assets	163,180	359,750
Indefinite-lived broadcast licenses and trademarks	121,761	178,445
Total broadcast licenses and other intangible assets, net	$284,941	$538,195

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The estimated amortization expense for our intangible assets with finite lives as of December 31, 2012, which includes the change in estimates noted above and the impairments described below, is as follows:

2013	$18,960
2014	18,724
2015	18,486
2016	17,487
2017	17,287

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets:

Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment

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

In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying amount of its net assets, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. The fair value of each reporting unit is determined using discounted estimated future cash flow models. Our expectations of these cash flows are developed during our long- and short-range business planning processes and incorporate several variables, including, but not limited to, discounted cash flows of a typical market participant, future market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and operation type. The cash flow model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, a weighted average cost of capital analysis of the media industry and includes adjustments for market risk.

An impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value. If goodwill and another asset or asset group are tested for impairment at the same time, the other assets are tested for impairment before goodwill. If the other asset or asset group is impaired, this impairment loss is recognized prior to goodwill being tested for impairment.

Indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying amount. Any excess of the carrying amount over the fair value is recognized as an impairment charge.

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

Assessing goodwill, indefinite-lived intangible assets and long-lived assets for impairment is a complex iterative process that requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. Our estimate of the cash flows our operations will generate in future periods forms the basis for most of the significant assumptions inherent in our impairment reviews. Our expectations of these cash flows are developed during our long- and short-range business planning processes, which are designed to address the uncertainties inherent in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth. Historically, the overall cash flow growth rates achieved by our operations have not provided a good indication of future cash flows. This is largely because the markets in which we operate are relatively new and have experienced high levels of growth as advertising markets became rapidly established. Instead, we have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro economic environment in general, the advertising market and our share of it in particular. While this has involved an appreciation of historical trends, we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with local management.

Some of the key assumptions underpinning these forecasts include the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

flows, we take into account available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of shares of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values to understand the difference between the two.

The table below shows the key measurements involved and the valuation methods applied:

Measurement	Valuation Method
Recoverability of carrying amount	Undiscounted future cash flows (Level 3 inputs*)
Fair value of broadcast licenses	Build-out method (Level 3 inputs*)
Fair value of indefinite-lived trademarks	Relief from royalty method (Level 3 inputs*)
Fair value of reporting units	Discounted cash flow model (Level 3 inputs*)
*As described in Note 12, "Financial Instruments and Fair Value Measurements"

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows in all reporting units at the end of 2012 were lower than those we had used in our annual impairment review at the end of 2011, which was driven primarily by a reduction in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter, we decreased our short- and medium-term view of the size of the television advertising markets based on current market views regarding growth rates in the coming periods before markets recover in the long-term.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect further cost control we intend to execute.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly constant with the prior year impairment reviews.

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will eventually converge to Western European markets, and long term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed since the end of 2011.

Impairment reviews and charges recognized in 2012

We anticipated that 2012 would be a challenging year for the advertising markets in the territories in which we operate, but we expected the rate of decline in advertising spending to reduce by the end of the year and particularly during the fourth quarter. There was an overall improvement in the perceived level of risk associated with investing in the Eurozone and its periphery, which led to the reduction in CRPs as at December 31, 2012 noted above; however, this did not translate into a corresponding improvement in advertising spending during the fourth quarter of 2012 that we previously expected. The fourth quarter is traditionally the most significant quarter for television advertising, and therefore this period tends to have a larger influence on developing our long- and short-range forecasts for our businesses.

Our medium-term outlook included in forecasts used for our previous impairment review performed in 2011 anticipated a recovery in total advertising spending during 2013, which was consistent with then current internal and external projections for the television advertising markets in our territories following overall flat growth in these advertising markets during 2011. During 2012 the demand for television advertising declined across our markets and a recovery in the fourth quarter of 2012 that we expected earlier in the year did not occur because advertisers did not honor previous spending commitments. As a result, our outlook for future periods is less certain and we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

This decrease in estimated future cash flows during the impairment review performed during the fourth quarter of 2012 more than offset the impact of the decrease in the cost of capital, and resulted in estimated fair values for each reporting unit that were significantly less than those calculated during the previous impairment review in 2011.

Our current medium-term outlook included in forecasts used for the impairment review performed during the fourth quarter of 2012 expects continuing challenges in our markets during 2013. This difference from the impairment review performed in 2011 related to the timing of recovery causes current projections for the size of the advertising market over the long-term in certain territories to be less than the values calculated under significant adverse changes (see Item 7, "Critical Accounting Policies and Estimates) when evaluating our significant accounting estimates in the prior year, and resulted in a significant decrease in the estimated fair values of each reporting unit in 2012 when compared to the amounts estimated in 2011.

Upon conclusion of this review, we determined that a charge was required to impair certain long-lived assets, broadcast licenses, customer relationships, trademarks and goodwill in certain reporting units, as presented below. The equity fair value of each reporting unit where goodwill was not impaired as of December 31, 2012 was substantially in excess of its equity carrying amount, after considering the impairments of intangible assets recorded, with the exception of the MPE distribution reporting unit where the equity fair value was 4.0% more than its equity carrying amount. In connection with our 2012 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.

We recognized impairment charges in the following reporting units in respect of goodwill, tangible and intangible assets during the year ended December 31, 2012:

	Long-lived assets	Trademark	Customer relationship	Broadcast license	Goodwill	Total
Broadcast - Bulgaria	$—	$7,171	$—	$147,822	$10,366	$165,359
Broadcast - Czech Republic	6,846	—	—	—	287,545	294,391
Broadcast - Romania	—	—	—	26,907	—	26,907
Broadcast - Slovak Republic	1,866	—	28,066	5,901	—	35,833
Total	$8,712	$7,171	$28,066	$180,630	$297,911	$522,490

Goodwill and Intangible Assets

We concluded that the trademark recorded on the acquisition of the bTV group was further impaired during 2012 and recorded a charge of US$ 7.2 million to write it down to its estimated fair value. We also determined that the broadcast license in Bulgaria was no longer recoverable, and fully impaired the asset. After adjusting the reporting unit's carrying amount for the impairment of indefinite-lived intangible assets, we determined that the carrying amount for goodwill exceeded its implied fair value by US$ 10.4 million and recorded this amount as an impairment of goodwill. We determined that the carrying amount of the asset group in Bulgaria was recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived assets.

Similarly, we determined that the asset groups in the Czech Republic were recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived or intangible assets, except as noted below. However, we determined that the carrying amount of goodwill exceeded its implied fair value by US$ 287.5 million and recorded this amount as an impairment of goodwill.

Lastly, we determined that the customer relationship intangible asset in the Slovak Republic, as well as the broadcast licenses in both the Slovak Republic and Romania, were not recoverable, and fully impaired these assets. After adjusting the carrying amount of each of these reporting units for the impairment of finite-lived intangible assets, the resulting carrying amounts were substantially in excess of their estimated fair values, and therefore we determined that goodwill was not impaired.

Long-lived Assets

We also recorded a total of US$ 8.7 million of impairment losses related to a construction project and land for development in the Czech Republic and Slovak Republic, respectively. Our plans to complete these developments were not included in our latest long-term forecasts and the carrying amounts were therefore determined not to be recoverable. As a result, the carrying amounts were impaired to their fair value using significant Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements", estimated as replacement cost.

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

When performing our annual impairment reviews as of December 31, 2011, our forecast of the macro economic environment reflected uncertainty surrounding the Eurozone and its periphery, in line with the view of the market. Upon conclusion of this review, we determined that a charge was required to impair goodwill in the production services reporting unit and goodwill and intangible assets in the Bulgaria Broadcast reporting unit. In all other cases, the extent to which the respective assets tested passed the impairment test decreased since they were previously tested for impairment in the fourth quarter of 2010, however, the equity fair value was still substantially in excess of the equity carrying amount.

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

We revised our estimates of future cash flows in our production services reporting unit during the final quarter of 2011 primarily to reflect an expectation of challenges in growing third party revenues for this reporting unit. As a result of these changes, we concluded that the carrying amount exceeded the fair value of the reporting unit and measured for impairment. We concluded the implied fair value of goodwill was zero and recorded an impairment to write-off the balance as of December 31, 2011.

We revised our estimates of future cash flows in our Bulgaria Broadcast operations during the final quarter of 2011 to reflect our revised expectations of uncertainty in the Eurozone periphery. Bulgaria has been continually impacted by the global economic crisis, which has been reflected in the returns expected by investors resulting from the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that the trademark recorded in connection with the acquisition of the bTV group was impaired and recorded a charge of US$ 4.3 million to write it down to its estimated fair value. After adjusting the reporting unit's carrying amount for the indefinite-lived intangible asset impairment, we determined that the carrying amount for goodwill exceeded its fair value by US$ 53.4 million and recorded this amount as an impairment of goodwill. We determined that the carrying amount of the asset group in Bulgaria was recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived assets or intangible assets subject to amortization.

Impairment reviews and charges recognized in 2010

We performed our annual impairment test in the fourth quarter of 2010 and determined that none of our reporting units were at risk of impairment. As of December 31, 2010, the equity fair value of all our reporting units exceeded their carrying amount by more than 10.0%.

In the fourth quarter of 2010, we decided to cease operating InfoPro, a radio channel in Romania and part of our Romania Broadcast segment, and recorded an impairment charge of US$ 0.4 million to write off the carrying amount of the InfoPro trademark after determining that it was not recoverable.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

5.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	December 31, 2012	December 31, 2011
Senior debt	$1,213,423	$1,243,207
Total credit facilities and capital leases	7,368	81,162
Total long-term debt and other financing arrangements	1,220,791	1,324,369
Less current maturities	(21,918)	(1,058)
Total non-current long-term debt and other financing arrangements	$1,198,873	$1,323,311

Senior Debt

Our senior debt comprised the following as at December 31, 2012 and December 31, 2011:

	Carrying Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
USD 20.6 million 2013 Convertible Notes	$20,442	$121,230	$20,552	$117,926
EUR nil 2014 Floating Rate Notes	—	191,497	—	141,708
USD 261.0 million 2015 Convertible Notes	231,812	223,341	238,052	163,276
EUR 478.6 million 2016 Fixed Rate Notes	637,408	487,176	666,385	373,215
EUR 240.0 million 2017 Fixed Rate Notes	323,761	219,963	346,200	206,765
	$1,213,423	$1,243,207	$1,271,189	$1,002,890

Improvement of Maturity Profile

On August 16, 2012, CET 21 spol. s.r.o. ("CET 21"), a wholly-owned subsidiary of CME Ltd., issued and sold EUR 70.0 million (approximately US$ 92.4 million) of its 9.0% Senior Secured Notes due 2017 at an issue price of 108.25% for proceeds of approximately EUR 73.8 million (approximately US$ 97.4 million) and approximately EUR 1.8 million (approximately US$ 2.4 million) of accrued interest from May 1, 2012, net of costs of approximately EUR 2.0 million (approximately US$ 2.6 million). These notes were issued under an indenture dated October 21, 2010 pursuant to which CET 21 issued EUR 170.0 million aggregate principal amount of its 9.0% Senior Secured Notes due 2017 (collectively, the “2017 Fixed Rate Notes”) on October 21, 2010. The 2017 Fixed Rate Notes are treated as a single class for all purposes under the indenture governing the 2017 Fixed Rate Notes. CET 21 used the net proceeds from the 2012 offering to fully repay outstanding amounts under and cancel its five-year CZK 1.5 billion (approximately US$ 73.0 million on the date of repayment) revolving credit facility agreement (the "Secured Revolving Credit Facility").

On September 7, 2012, we completed the issuance and sale of EUR 104.0 million (approximately US$ 137.2 million) of 11.625% Senior Notes due 2016 at an issue price of 103.0% for proceeds of approximately EUR 104.8 million (approximately US$ 138.3 million) and approximately EUR 5.8 million (approximately US$ 7.6 million) of accrued interest from March 15, 2012, net of costs of approximately EUR 2.3 million (approximately US$ 3.0 million). These notes were issued under an indenture dated September 17, 2009 pursuant to which we previously issued EUR 200.0 million aggregate principal amount of 11.625% Senior Notes due 2016 on September 17, 2009 and EUR 240.0 million aggregate principal amount of 11.625% Senior Notes due 2016 on September 29, 2009 (collectively, the “2016 Fixed Rate Notes”). The 2016 Fixed Rate Notes are treated as a single class for all purposes under the indenture governing the 2016 Fixed Rate Notes. We used the net proceeds from the 2012 offering to (i) irrevocably deposit US$ 21.0 million in cash in escrow for the repayment in full at maturity on March 15, 2013 of the outstanding 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) plus accrued interest and (ii) optionally redeem and cancel the remaining EUR 87.5 million (approximately US$ 115.4 million) aggregate principal amount outstanding of the Senior Floating Rate Notes due 2014 (the "2014 Floating Rate Notes" and collectively with 2016 Fixed Rate Notes and 2017 Fixed Rate Notes, the "Senior Notes") plus accrued interest to the redemption date, as further described below.

Concurrent with the sale of the 2016 Fixed Rate Notes on September 7, 2012, we issued an irrevocable redemption notice for redemption on October 7, 2012 of the remaining EUR 87.5 million (approximately US$ 115.4 million) aggregate principal amount of 2014 Floating Rate Notes outstanding. The 2014 Floating Rate Notes were redeemable at our option upon payment of the redemption price of 100.0% of the principal amount. On September 7, 2012, we deposited EUR 88.4 million (approximately US$ 116.6 million) with the trustee for the 2014 Floating Rate Notes, which represented the redemption price plus all interest payable to the settlement date. The outstanding 2014 Floating Rate Notes were redeemed on October 7, 2012. As a result, we recognized the extinguishment of the remaining liability on October 7, 2012, amounting to a loss of approximately US$ 0.6 million related to the write-off of unamortized debt issuance costs.

Additionally, on September 7, 2012, we made an irrevocable deposit in escrow of US$ 21.0 million with the trustee for the 2013 Convertible Notes, which represents the aggregate principal amount plus all interest that will be payable when the 2013 Convertible Notes mature on March 15, 2013.  Even though the deposit is irrevocable, the 2013 Convertible Notes remain outstanding until maturity, and therefore we will not recognize the extinguishment of the associated liability until March 15, 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The carrying amount of our senior debt outstanding after considering the irrevocable cash deposits with the trustee of the 2013 Convertible Notes is set forth in the table below:

December 31, 2012
Carrying amount of senior debt	$1,213,423
In-substance defeasance of 2013 Convertible Notes	(20,442)
Carrying amount of remaining senior debt outstanding	$1,192,981

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

The difference between the consideration allocated to the liability component and the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on extinguishment of debt within interest expense in the consolidated statements of operations and other comprehensive income. The amounts we recorded for the transaction are presented in the table below.
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

(Loss) / Gain on Extinguishment

Tender offer	2013 Convertible Notes	2014 Floating Rate Notes	Total
(Loss) / gain on extinguishment	$(3,763)	$3,565	$(198)
Unamortized debt costs included in (loss) / gain on extinguishment	370	527	897
Adjustment to additional paid-in capital	$868	$—	$868

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The fair value of the 2013 Convertible Notes as at December 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price because we considered the embedded conversion option to have no value since the market price of our shares was so far below the conversion price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". We have capped call options corresponding to the number of shares that would be issued upon conversion of the 2013 Convertible Notes, but we believe the likelihood of such a conversion to be remote.

We recorded adjustments to equity during 2012 totaling US$ 21.1 million in respect of the portion of the capped call options that were no longer exercisable following the repurchase of a portion of 2013 Convertible Notes in May 2012.

We separately account for the liability and equity components of the 2013 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2011	$129,660	$(8,430)	$121,230	$102,369
Extinguishment of debt	(109,013)	4,537	(104,476)	(868)
Amortization of debt issuance discount	—	3,688	3,688	—
BALANCE December 31, 2012	$20,647	$(205)	$20,442	$101,501

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

Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at December 31, 2012 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

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

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at December 31, 2012, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2011	$261,034	$(37,693)	$223,341	$11,907
Amortization of debt issuance discount	—	8,471	8,471	—
BALANCE December 31, 2012	$261,034	$(29,222)	$231,812	$11,907

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

Floating Rate Notes

On May 16, 2007, we issued EUR 150.0 million of 2014 Floating Rate Notes which bear interest at the six-month Euro Inter Bank Offered Rate (“EURIBOR”) plus 1.625% (the applicable rate at September 30, 2012 was 2.60%). As discussed above, on October 7, 2012 we redeemed the remaining EUR 87.5 million (approximately US$ 115.4 million) aggregate principal amount of 2014 Floating Rate Notes outstanding. In June 2012 we repurchased EUR 60.5 million (approximately US$ 75.8 million at the date of repurchase) in principal amount of our 2014 Floating Rate Notes for EUR 56.7 million (approximately US$ 71.1 million at the date of repurchase) plus accrued interest. In 2010, we repurchased EUR 2.0 million (approximately US$ 2.8 million at the date of repurchase) aggregate principal amount of our 2014 Floating Rate Notes for EUR 1.6 million (approximately US$ 2.3 million at date of repurchase) plus accrued interest.

The fair value of the 2014 Floating Rate Notes as at December 31, 2011 was equal to the outstanding debt multiplied by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

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

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at December 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

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

Certain derivative instruments, including redemption call options and change of control and asset disposition put options, have been identified as being embedded in the 2016 Fixed Rate Notes but as they are considered clearly and closely related to the 2016 Fixed Rate Notes, they are not accounted for separately. We have included the net issuance premium within the carrying amount of the 2016 Fixed Rate Notes and are amortizing it through interest expense using the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

2017 Fixed Rate Notes

On October 21, 2010, our wholly-owned subsidiary, CET 21 issued EUR 170.0 million (approximately US$ 224.3 million) of 2017 Fixed Rate Notes. As discussed above, on August 16, 2012, CET 21 issued an additional EUR 70.0 million (approximately US$ 92.4 million) of 2017 Fixed Rate Notes at an issue price of 108.25%. The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at December 31, 2012 and December 31, 2011 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at December 31, 2012 and December 31, 2011:

		December 31, 2012	December 31, 2011
Credit facilities	(a) – (e)	$3,282	$77,464
Capital leases		4,086	3,698
Total credit facilities and capital leases		7,368	81,162
Less current maturities		(1,476)	(1,058)
Total non-current credit facilities and capital leases		$5,892	$80,104

(a) In connection with the cash tenders announced on April 30, 2012, we entered into the TW Credit Agreement with Time Warner. Under the TW Credit Agreement, Time Warner agreed to loan to the Company up to an aggregate principal amount of US$ 300.0 million in three tranches (the “TW Loans”), with the amounts we could draw upon for each tranche corresponding to the amount of our 2013 Convertible Notes, 2014 Floating Rate Notes or 2016 Fixed Rate Notes, as applicable, accepted for purchase by us in the 2013 Tender Offer and the Euro Tender Offer. We drew US$ 109.0 million under the credit facility on May 30, 2012 to finance the repurchase of 2013 Convertible Notes, and drew an additional US$ 71.1 million on June 13, 2012 to finance the repurchase of 2014 Floating Rate Notes. We issued shares of Class A common stock to Time Warner Media Holdings B.V. (“TW Investor”) and RSL Capital LLC, an affiliate of Ronald Lauder, on June 15, 2012 and the proceeds were applied to repay the outstanding principal amount of US$ 89.3 million and accrued interest of US$ 38 thousand on the TW Loans. On June 27, 2012, we exercised our option to put shares to TW Investor in order to repay the remaining US$ 90.8 million amount of TW Loans outstanding and this transaction closed on July 3, 2012 (see Note 12, "Financial Instruments and Fair Value Measurement" and Note 13, "Equity").

(b) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2012, we had deposits of US$ 30.3 million in and drawings of US$ 0.5 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2011, we had deposits of US$ 37.0 million in and drawings of US$ nil on the BMG cash pool.

(c) On October 21, 2010, CET 21 entered into a five-year CZK 1.5 billion (approximately US$ 78.7 million based on December 31, 2012 rates) Secured Revolving Credit Facility. CET 21 repaid amounts outstanding under and canceled the Secured Revolving Facility on August 16, 2012. Drawings on the Secured Revolving Credit Facility amounted to CZK 1.5 billion (approximately US$ 78.7 million based on December 31, 2012 rates) as at December 31, 2011. Interest under the facility was calculated at a rate per annum of 5% above Prague Interbank Offered Rate ("PRIBOR") for the relevant interest period (the applicable rate at December 31, 2011 was 5.97%).

(d) As at December 31, 2012 and December 31, 2011, there were no drawings outstanding under a CZK 830.0 million (approximately US$ 43.6 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”).  Under this facility up to CZK 830.0 million (approximately US$ 43.6 million) may be factored on a recourse or non-recourse basis.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e) At December 31, 2012, Media Pro Entertainment had an aggregate principal amount of RON 11.9 million (approximately US$ 3.5 million) (December 31, 2011, RON 10.6 million, approximately US$ 3.1 million based on December 31, 2012 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At December 31, 2012, we had 16 loans outstanding with the CNC with maturity dates ranging from 2014 to 2020. The carrying amounts at December 31, 2012 and December 31, 2011 are net of a fair value adjustment of US$ 1.0 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Total Group

At December 31, 2012, the maturity of our senior debt and credit facilities was as follows:

2013	$649
2014	201
2015	261,281
2016	631,465
2017	316,658
2018 and thereafter	3,143
Total senior debt and credit facilities	1,213,397
In-substance defeasance of 2013 Convertible Notes	20,647
Net discount	(17,339)
Carrying amount of senior debt and credit facilities	$1,216,705

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2012:

2013	$1,215
2014	867
2015	722
2016	485
2017	373
2018 and thereafter	820
Total undiscounted payments	4,482
Less: amount representing interest	(396)
Present value of net minimum lease payments	$4,086

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

6.  PROGRAM RIGHTS

Program rights comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Program rights:
Acquired program rights, net of amortization	$295,051	$266,884
Less: current portion of acquired program rights	(120,023)	(101,741)
Total non-current acquired program rights	175,028	165,143
Produced program rights – Feature Films:
Released, net of amortization	4,601	3,197
Completed and not released	1,405	776
In production	2,297	708
Development and pre-production	552	279
Produced program rights – Television Programs:
Released, net of amortization	80,830	70,383
Completed and not released	23,158	9,136
In production	11,294	12,457
Development and pre-production	4,543	4,138
Total produced program rights	128,680	101,074
Total non-current acquired program rights and produced program rights	$303,708	$266,217

During 2011, we concluded a comprehensive examination of the appropriateness of our program rights policy. This review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for films and series with an estimated two runs of 65% on showing the first run and 35% on showing the second run was still appropriate. However, past performance showed that content with an estimated three runs generated more relative value on the third run than our previous estimate. Consequently, from July 1, 2011 these titles were amortized 50% on showing the first run, 28% on showing the second run and 22% on showing the third run. Had we continued to amortize content with an estimated three runs by 60% on the first run, 30% on the second run and 10% on the third run using our previous estimate during the first six months of 2012, the program rights amortization charge for 2012 would have been approximately US$ 3.8 million higher, or US$ 0.05 and US$ 0.05 per basic common share and diluted common share, respectively.

7.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Unrelated customers	$199,494	$204,747
Less: allowance for bad debts and credit notes	(16,784)	(13,555)
Related parties	1,919	1,020
Less: allowance for bad debts and credit notes	(135)	(55)
Total accounts receivable	$184,494	$192,157

Bad debt expense for the year ended December 31, 2012 and 2011 was US$ 3.8 million and US$ 3.3 million, respectively. We had net bad debt recoveries of US$ 0.2 million for the year ended December 31, 2010.

At December 31, 2012, there were CZK 132.4 million (approximately US$ 6.9 million) (December 31, 2011: CZK 545.8 million, approximately US$ 28.6 million based on December 31, 2012 rates), of receivables subject to the factoring framework agreement (see Note 5, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

8.  OTHER ASSETS

Other current and non-current assets comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Current:
Prepaid acquired programming	$21,122	$23,479
Other prepaid expenses	7,998	9,422
Deferred tax	2,204	3,893
Capitalized debt costs	4,741	5,023
VAT recoverable	4,366	6,857
Inventory	6,194	5,226
Income taxes recoverable	1,428	2,632
Restricted cash	23,350	381
Other	2,238	1,092
Total other current assets	$73,641	$58,005

	December 31, 2012	December 31, 2011
Non-current:
Capitalized debt costs	$16,887	$19,350
Deferred tax	5,539	4,232
Other	1,845	2,926
Total other non-current assets	$24,271	$26,508

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

The restricted cash balance at December 31, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes representing the aggregate principal and interest payable when the 2013 Convertible Notes mature in March 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Land and buildings	$164,395	$160,183
Machinery, fixtures and equipment	215,776	197,047
Other equipment	38,091	31,970
Software licenses	49,466	39,993
Construction in progress	14,954	17,894
Total cost	482,682	447,087
Less: Accumulated depreciation	(275,976)	(229,720)
Total net book value	$206,706	$217,367

Assets held under capital leases (included in the above)
Land and buildings	$6,042	$4,508
Machinery, fixtures and equipment	3,792	3,146
Total cost	9,834	7,654
Less: Accumulated depreciation	(3,077)	(2,720)
Net book value	$6,757	$4,934

The movement in the net book value of property, plant and equipment during the years ended December 31, 2012 and 2011 is comprised of:

	For The Years Ending December 31,
	2012	2011
Opening balance	$217,367	$250,902
Cash additions	32,732	34,192
Disposals	(25)	(1,658)
Impairment	(8,712)	—
Depreciation	(44,498)	(56,581)
Foreign currency movements	3,277	(6,007)
Other movements	6,565	(3,481)
Ending balance	$206,706	$217,367

Depreciation expense for the years ending December 31, 2012, 2011 and 2010 was US$ 44.5 million, US$ 56.6 million and US$ 58.1 million, respectively. See Note 4, "Goodwill and Intangible Assets" for discussion of the impairment recorded during the year ended December 31, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Accounts payable	$55,422	$47,676
Related party accounts payable	827	1,955
Programming liabilities	56,560	32,532
Related party programming liabilities	52,863	68,573
Duties and other taxes payable	11,912	13,462
Accrued staff costs	16,506	24,532
Accrued interest payable	28,255	24,108
Income taxes payable	5,089	1,379
Accrued services and other supplies	18,283	9,061
Accrued legal contingencies and professional fees	4,807	3,409
Authors’ rights	3,391	6,367
Other accrued liabilities	1,766	6,994
Total accounts payable and accrued liabilities	$255,681	$240,048

11.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Current:
Deferred revenue	$11,862	$10,977
Deferred tax	1,366	1,094
Derivative liabilities	144	2,375
Other	393	23
Total other current liabilities	$13,765	$14,469

	December 31, 2012	December 31, 2011
Non-current:
Deferred tax	$52,068	$74,672
Related party programming liabilities	761	9,363
Derivative liabilities	—	694
Other	382	212
Total other non-current liabilities	$53,211	$84,941

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

We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items.  The fair value of our Senior Debt (as defined therein) is included in Note 5, “Long-Term Debt and Other Financing Arrangements”.

At December 31, 2012, we had the following interest rate swap agreement carried at fair value using significant level 2 inputs. The previously outstanding option and currency swap agreements (see "Share Subscription Agreement and Company Option" and "Currency Risk" sections below) were recorded at fair value using significant level 2 inputs and the call option issued in connection with the restructuring of our Bulgarian operations in 2010 (see “Other” section below), was carried at fair value using significant level 3 inputs.

The change in fair value of derivatives comprised the following for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ending December 31,
	2012	2011	2010
Share subscription agreement	$22,836	$—	$—
Company option	24,953	—	—
Interest rate swap	573	323	(1,041)
Currency swap	665	6,778	(585)
Call option	—	180	2,790
Change in fair value of derivatives	$49,027	$7,281	$1,164

Share Subscription Agreements and Company Option

On April 30, 2012, in addition to and in contemplation of the TW Credit Agreement described in Note 5, "Long-Term Debt and Other Financing Arrangements", we entered into a Subscription and Equity Commitment Agreement (the “Equity Commitment Agreement”) with TW Investor whereby we agreed to issue to TW Investor at a price of US$ 7.51 per share (the “Purchase Price”), the number of shares of Class A common stock such that TW Investor would own a number of shares of Class A common stock equal to a 40% interest in the Company on a diluted basis (and at least 9.5 million shares) (the “TW Subscription Shares”). The Purchase Price was equal to the Company's volume-weighted average closing share price on the NASDAQ Global Select Market for the 20 trading days immediately preceding the signing of the Equity Commitment Agreement.

This forward sale of the TW Subscription Shares was considered to be a derivative instrument due to the variability in the number of shares to be issued under the terms of the agreement. As a result, a derivative liability of approximately US$ 3.8 million was recorded on April 30, 2012, representing the intrinsic value of this forward sale on that date. The Equity Commitment Agreement was considered to be linked to, although separable from, the TW Credit Agreement. Therefore, the charge arising from recognition of the derivative liability was amortized over the remaining life of the TW Credit Agreement as a debt issuance cost within interest expense in the consolidated statement of operations and other comprehensive income. The TW Credit Agreement was effectively terminated upon the June 27, 2012 exercise of the option discussed further below, so the remaining unamortized charge arising from the initial recognition of the derivative was recognized during the three months ended June 30, 2012.

The 9.9 million TW Subscription Shares were issued on June 15, 2012, and as a result, the derivative instrument was settled as of that date. The change in the fair value of the derivative instrument, as measured immediately prior to issuance of the shares, resulted in a net gain of US$ 22.8 million, which was recorded in the consolidated statement of operations and other comprehensive income and in the consolidated balance sheet in other current assets. This instrument was allocated to level 2 within the fair value hierarchy because the critical input in its valuation was readily observable.

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

The instrument for the Option Shares met the definition of a derivative due to the variability in the number of shares that would be issued under the terms of the option and was considered embedded within the TW Credit Agreement. The initial recognition of this derivative at a fair value of approximately US$ 5.0 million on the date of the first drawing resulted in a corresponding premium on the TW Loan balance, and was amortized within interest expense in the consolidated statement of operations and other comprehensive income over the remaining life of the TW Loans.

Subsequent changes in the fair value of this derivative were recorded in the consolidated statement of operations and other comprehensive income and in the consolidated balance sheet in other current assets. The fair value of this derivative was estimated using the Black-Scholes option-pricing model. The main inputs used in the valuation model included the price of a share of our Class A common stock, the option strike price, the current risk-free interest rate and the known contractual terms of the instrument. Volatility was also used as an input into the model and was determined using management's estimates and equity volatilities of comparable companies. This financial instrument was allocated to level 2 of the fair value hierarchy because the critical inputs into its valuation were readily observable.

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

Interest Rate Risk

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and Ceska Sporitelna, a.s. (“CSAS”), expiring in April 2013, to reduce the impact of changing interest rates on our previously outstanding floating rate debt that was denominated in CZK.  The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap has not been designated as a hedging instrument so changes in the fair value of the derivative are recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.

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

The fair value of the interest rate swap as at December 31, 2012, was a US$ 0.1 million liability, which represented a net decrease of US$ 0.6 million from the US$ 0.7 million liability as at December 31, 2011, and was recognized as a derivative gain in the consolidated statement of operations and other comprehensive income amounting to US$ 0.6 million.

Currency Risk

On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion (approximately US$ 561.5 million), payable on each July 15, October 15, January 15, and April 15, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million (approximately US$ 496.0 million) receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.

These currency swap agreements reduced our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponded to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 5, “Long-Term Debt and Other Financing Arrangements”). These financial instruments were used to minimize currency risk and were considered an economic hedge of foreign exchange rates.  These instruments were not designated as hedging instruments, and so changes in their fair value were recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.

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

The fair value of the liability on April 15, 2012, immediately prior to the final payments being made and received was US$ 1.7 million,which represented a net decrease of US$ 0.7 million from the US$ 2.4 million liability as at December 31, 2011. This change was recognized as a derivative gain in the consolidated statement of operations and other comprehensive income amounting to US$ 0.7 million. There will be no further impact on earnings from this instrument.

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

The fair value of the call option as at December 31, 2012 and December 31, 2011 was US$ nil because the option strike price is the fair value of the equity in CME Bulgaria. There will be no further changes in the carrying amount of the option liability.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Top Tone Holdings exercised the call option, which will increase its noncontrolling interest in CME Bulgaria. The closing of this transaction has not yet occurred because the purchaser financing is still pending.

13.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock were authorized as at December 31, 2012 and December 31, 2011. None were issued and outstanding as at December 31, 2011.

On June 27, 2012, we exercised our option under the Equity Commitment Agreement to sell shares of the Company to TW Investor. That transaction subsequently settled on July 3, 2012, at which point we issued 874,819 shares of our Class A common stock and one share of Series A convertible preferred stock of the Company, par value US$ 0.08 per share (the “Preferred Share”), at a price per share of Class A common stock (including those underlying the Preferred Share) of US$ 7.51, to TW Investor for aggregate consideration of approximately US$ 90.8 million. The consideration was utilized to repay the remaining loan outstanding under the TW Credit Agreement. The difference between the fair value of the consideration, calculated based on the closing share price of our Class A shares of common stock on the date of extinguishment, and the outstanding principal amount of the TW Loan was offset by the derivative asset related to the Option Shares (see Note 12, "Financial Instruments and Fair Value Measurements").

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

As a result of these investments, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company. The shares issued to TW Investor are subject to the Voting Agreement, which terminates on May 18, 2013.

Class A and B Common Stock

200,000,000 and 100,000,000 shares of Class A common stock were authorized as at December 31, 2012 and December 31, 2011, respectively, and 15,000,000 shares of Class B common stock were authorized as at December 31, 2012 and December 31, 2011. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

On June 15, 2012, we issued 2,000,000 shares of Class A common stock to RSL Capital LLC and 9,901,260 shares of Class A common stock to TW Investor, each at a price of US$ 7.51 per share, for aggregate proceeds to the Company of US$ 89.4 million. The proceeds of these share subscriptions were applied to the outstanding TW Loans (see Note 5, "Long-Term Debt and Other Financing Arrangements"). As discussed above, we issued additional shares of Class A common stock to TW Investor on July 3, 2012.

Also on June 15, 2012, Time Warner and Ronald Lauder converted their shares of Class B common stock into an equivalent number of shares of Class A common stock for no additional consideration. Following this conversion, there are no shares of Class B common stock outstanding.

There were 77.2 million shares of Class A common stock outstanding at December 31, 2012.

Warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share, are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors.

On May 24, 2010, we issued 800,000 shares of our Class A common stock in connection with our acquisition of the remaining ownership interests of approximately 5.0% in each of Pro TV, MPI and MV from Adrian Sarbu (see Note 3, “Acquisitions and Dispositions”).

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

Loss from continuing operations before income taxes:

The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For The Years Ending December 31,
	2012	2011	2010
Domestic	$(21,623)	$(6,470)	$(77,267)
Foreign	(538,909)	(169,284)	(34,632)
Total	$(560,532)	$(175,754)	$(111,899)

Included in domestic income during 2012, 2011 and 2010 is intercompany dividend income of US$ 50.0 million, US$ 63.7 million and US$ 11.2 million, respectively, with an equivalent expense included within foreign income. These dividends are neither taxable in The Netherlands nor deductible in the foreign entity.

Total tax charge for the years ended December 31, 2012, 2011 and 2010 was allocated as follows:

	For The Years Ending December 31,
	2012	2011	2010
Income tax (credit) / expense from continuing operations	$(14,139)	$3,850	$5,025
Income tax expense from discontinued operations	—	—	30
Total tax (credit) / expense	$(14,139)	$3,850	$5,055

Income Tax Provision:

The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For The Years Ending December 31,
	2012	2011	2010
Current income tax expense:
Domestic	$757	$321	$549
Foreign	8,842	10,377	12,310
	9,599	10,698	12,859
Deferred tax benefit:
Domestic	1,963	(5)	—
Foreign	(25,701)	(6,843)	(7,834)
	(23,738)	(6,848)	(7,834)

Provision for income taxes	$(14,139)	$3,850	$5,025

In 2012, the net tax provision reflects valuation allowances in respect of the tax benefit of tax losses.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Reconciliation of Effective Income Tax Rate:

The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ending December 31,
	2012	2011	2010
Income taxes at Netherlands rates (2012 and 2011 - 25%, 2010 - 25.5%)	$(140,142)	$(43,927)	$(28,521)
Jurisdictional differences in tax rates	30,436	22,092	416
Tax effect of goodwill impairment	55,671	7,105	—
Unrecognized tax benefits	11,089	4,490	2,444
Losses expired	5,597	2,344	672
Tax charge from internal restructuring	—	9,229	—
Change in valuation allowance	16,049	2,637	30,427
Other	7,161	(120)	(413)
(Credit) / provision for income taxes	$(14,139)	$3,850	$5,025

The jurisdictional rate difference in 2012 and 2011 mainly arises as a result of the difference between the Bulgarian and The Netherlands' tax rates.

Components of Deferred Tax Assets and Liabilities

The following table shows the significant components included in deferred income taxes as at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Assets:
Tax benefit of loss carry-forwards and other tax credits	$108,842	$96,691
Programming rights	3,618	8,161
Property, plant and equipment	7,488	2,557
Accrued expenses	4,814	5,485
Other	5,820	11,038
Gross deferred tax assets	130,582	123,932
Valuation allowance	(108,971)	(92,738)
Net deferred tax assets	21,611	31,194

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(41,435)	$(71,459)
Property, plant and equipment	(3,618)	(8,571)
Programming rights	(15,435)	(10,370)
Temporary difference due to timing	(6,814)	(8,435)
Total deferred tax liabilities	(67,302)	(98,835)
Net deferred income tax liability	$(45,691)	$(67,641)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2012	December 31, 2011
Net current deferred tax assets	$2,204	$3,893
Net non-current deferred tax assets	5,539	4,232
	7,743	8,125

Net current deferred tax liabilities	(1,366)	(1,094)
Net non-current deferred tax liabilities	(52,068)	(74,672)
	(53,434)	(75,766)

Net deferred income tax liability	$(45,691)	$(67,641)

We provided a valuation allowance against potential deferred tax assets of US$ 109.0 million and US$ 92.7 million as at December 31, 2012 and 2011, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.

During 2012, we had the following movements on valuation allowances:

Balance at December 31, 2011	$92,738
Created during the period	25,622
Utilized	(9,573)
Foreign exchange	184
Balance at December 31,2012	$108,971

As of December 31, 2012 we have operating loss carry-forwards that will expire in the following periods:

Year:	2013	2014	2015	2016	2017-28	Indefinite

Austria	$—	$—	$—	$—	$—	$9,341
Bulgaria	19	65	217	1,446	9,200	—
Croatia	13,260	11,370	7,636	3,448	1,426	—
Czech Republic	4	—	—	256	1,894	—
Hungary	—	—	—	—	—	215
Moldova	55	2	250	—	—	—
The Netherlands	5,411	10,743	3,940	8,472	255,455	—
Romania	8,046	—	—	3,144	118,928	—
Slovak Republic	—	—	—	—	16,252	—
Slovenia	—	—	—	—	—	11,460
United Kingdom	—	—	—	—	—	2,769
United States	—	—	—	—	5,131	—
Total	$26,795	$22,180	$12,043	$16,766	$408,286	$23,785

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

We have provided valuation allowances against most of the above loss carry-forwards. However, valuation allowances have not been provided against part of the loss carry-forwards in Romania and the Slovak Republic on the basis of future reversals of existing taxable temporary differences. The tax benefits associated with the losses in the United Kingdom and the United States are only recognized in the financial statements as they are utilized.

We have not provided income taxes or withholding taxes on US$ 221.1 million (2011: US$ 494.0 million) of cumulative undistributed earnings of our subsidiaries and affiliates as these earnings are either permanently reinvested in the companies concerned or can be recovered tax-free. It is not practicable to estimate the amount of taxes that might be payable on the distribution of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2009	$16,636
Increases for tax positions taken during a prior period	(428)
Increases for tax positions taken during the current period	2,872
Settlements with tax authorities	(252)
Other	(170)
Balance at December 31, 2010	18,658
Increases for tax positions taken during a prior period	88
Increases for tax positions taken during the current period	4,402
Settlements with tax authorities	—
Other	(18)
Balance at December 31, 2011	23,130
Increases for tax positions taken during a prior period	8,283
Increases for tax positions taken during the current period	2,850
Decreases resulting from the expiry of the statute of limitations	(44)
Settlements with tax authorities	(34,107)
Other	—
Balance at December 31, 2012	$112

During 2012, we agreed with the Dutch tax authorities as to the amount of tax losses available to the Company's main Netherlands holding company. As a result, US$ 34.0 million of the provision for unrecognized tax benefits was applied against the deferred tax asset attributable to these tax losses.

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions including the United States. As at December 31, 2012, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2009
Croatia	2008
Czech Republic	2008
The Netherlands	2009
Romania	2008
Slovak Republic	2007
Slovenia	2006
United Kingdom	2011
United States	2009

We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income.

The liability for accrued interest and penalties was US$ nil and US$ 0.3 million at December 31, 2012 and 2011, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

15.  INTEREST EXPENSE

Interest expense comprised the following for the years ended December 31, 2012, 2011 and 2010:

	For The Years Ending December 31,
	2012	2011	2010
Interest on Senior Notes	$87,859	$89,747	$75,783
Interest on Convertible Notes	15,364	18,034	16,378
Interest on capital leases and other financing arrangements	4,447	4,167	9,040
	107,670	111,948	101,201

Amortization of capitalized debt issuance costs	14,101	6,226	5,706
Amortization of debt issuance discount and premium, net	5,999	17,379	21,299
Loss on extinguishment of debt	198	25,904	5,299
	20,298	49,509	32,304
Total interest expense	$127,968	$161,457	$133,505

The loss on extinguishment of debt comprised the following for the years ended December 31, 2012, 2011 and 2010. (see Note 5 "Long-Term Debt and Other Financing Arrangements"):

	For The Years Ending December 31,
	2012	2011	2010
2013 Convertible Notes	$3,763	$23,516	$724
2014 Floating Rate Notes	(3,565)	—	(485)
2016 Fixed Rate Notes	—	2,388	1,509
Credit Facilities	—	—	3,551
Loss on extinguishment	$198	$25,904	$5,299

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

The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For The Years Ending December 31,
	2012	2011	2010
Stock-based compensation charged	$4,249	$5,898	$6,837

Stock Options

Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the twelve months ended December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,901,687	$32.86	4.49	$71
Exercised	(16,000)	2.06
Forfeited	(636,062)	35.61
Expired	(30,000)	$90.54
Outstanding at December 31, 2012	2,219,625	$31.51	4.06	$—
Vested or expected to vest	2,145,544	31.80	3.99	—
Exercisable at December 31, 2012	1,631,500	$34.26	3.43	$—

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2012, the maximum life of options that had been issued under the Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares. We received US$ 0.03 million, US$ 0.2 million and US$ 0.6 million in cash from the awards that were exercised in 2012, 2011 and 2010, respectively, which had an intrinsic value of US$ 0.1 million, US$ 0.3 million and US$ 0.2 million, respectively. The income tax benefits realized thereon was US$ nil in 2012, 2011 and 2010.

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2012 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2012. This amount changes based on the fair value of our common stock. As at December 31, 2012, there was US$ 4.9 million of total unrecognized compensation expense related to options.

At the annual general meeting of CME Ltd. on June 13, 2012, the shareholders approved an employee option exchange program whereby up to 1.7 million options may be exchanged for up to 0.8 million RSUs. While we have yet to set the terms of any such exchange and can not be assured of the number of options likely to be tendered, if we complete the exchange program we expect the number of outstanding options to decrease significantly.

There were no options granted during during 2012. The weighted average assumptions used in the Black-Scholes model for grants made in the years ending December 31, 2011 and 2010 were as follows:

	For The Years Ending December 31,
	2011	2010
Risk -free interest rate	1.67%	2.02%
Expected term (years)	4.82	4.90
Expected volatility	57.90%	57.26%
Dividend yield	0%	0%
Weighted-average fair value	$10.98	$12.64

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The following table summarizes information about stock option activity during 2012, 2011, and 2010:

	2012		2011		2010
	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)	Shares	Weighted Average Exercise Price (US$/share)
Outstanding at beginning of year	2,901,687	32.86	2,539,062	$35.44	2,000,750	$39.59
Awards granted	—	—	555,000	22.33	720,000	25.59
Awards exercised	(16,000)	2.06	(23,625)	10.23	(32,313)	18.31
Awards forfeited	(636,062)	35.61	(168,750)	40.17	(149,375)	47.28
Awards expired	(30,000)	90.54	—	—	—	—
Outstanding at end of year	2,219,625	31.51	2,901,687	$32.86	2,539,062	$35.44

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options outstanding
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	322,000	1.87	$—	$16.77
$ 20.01 - 40.00	1,562,875	4.75	—	23.86
$ 40.01 - 60.00	123,250	2.97	—	53.08
$ 60.01 - 80.00	72,000	3.91	—	71.20
$ 80.01 - 100.00	—	0	—	—
$ 100.01 - 120.00	139,500	2.39	—	111.77
Total	2,219,625	4.06	$—	$31.51

The following table summarizes information about stock options exercisable at December 31, 2012:

	Options exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value (US$)	Weighted average exercise price (US$)
$ 0.01 - 20.00	322,000	1.87	$—	$16.77
$ 20.01 - 40.00	974,750	4.12	—	23.84
$ 40.01 - 60.00	123,250	2.97	—	53.08
$ 60.01 - 80.00	72,000	3.91	—	71.20
$ 80.01 - 100.00	—	0	—	—
$ 100.01 - 120.00	139,500	2.39	—	111.77
Total	1,631,500	3.43	$—	$34.26

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

The following table summarizes information about unvested RSUs as at December 31, 2012:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	—	—
Granted	600,000	5.61
Vested	—	—
Forfeited	(16,000)	5.59
Unvested at December 31, 2012	584,000	5.61

As at December 31, 2012, the intrinsic value of unvested RSUs was US$ 3.6 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2012 was US$ 2.3 million and is expected to be recognized over a weighted-average period of 1.7 years.

17.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For The Years Ending December 31,
	2012	2011	2010
Net loss from continuing operations attributable to CME Ltd.	$(535,680)	$(174,611)	$(113,522)
Net income from discontinued operations attributable to CME Ltd.	—	—	213,697
Net (loss) / income attributable to CME Ltd.	$(535,680)	$(174,611)	$100,175

Weighted average outstanding shares of common stock - basic (1)	76,919	64,385	64,029
Dilutive effect of employee stock options and RSUs	—	—	—
Weighted average outstanding shares of common stock - diluted	76,919	64,385	64,029

Net loss per share:
Basic	$(6.96)	$(2.71)	$1.57
Diluted	$(6.96)	$(2.71)	$1.57

(1) For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Preferred Share are included in the weighted average outstanding shares of common stock - basic, primarily because the holder of the Preferred Share is entitled to receive any dividends payable when dividends are declared by the Board of Directors with respect to any shares of the common stock.

At December 31, 2012, 3,087,087 (December 31, 2011: 3,763,481) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

18.  SEGMENT DATA

During the year ended December 31, 2012, we managed our business on a divisional basis, with three reportable segments: Broadcast, Media Pro Entertainment and New Media.  These operating segments reflect how CME Ltd.’s operations were managed by segment managers, how operating performance within the Company was evaluated by senior management and the structure of our internal financial reporting.  Supplemental geographic information on the performance of our Broadcast segment is provided due to the significance of our broadcast operations to CME Ltd. Management believes this information is useful to users of the financial statements.

Our Broadcast segment generates revenues primarily from the sale of advertising and sponsorship and our New Media segment generates revenues from display and video advertising, paid premium content and subscriptions. Our Media Pro Entertainment segment generates revenues through the sale of production services to independent film-makers and through the sale of broadcast and distribution rights to third parties. Media Pro Entertainment also develops, produces and distributes television and film content which is shown on our television channels. In addition, the distribution activities of Media Pro Entertainment generate revenues from the distribution of rights to film content to third party clients, from the exhibition of films in our theaters and from the sale of DVD and Blu-ray discs to wholesale and retail clients.

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

Below are tables showing our net revenues, OIBDA and total assets by segment for the years ended December 31, 2012, 2011 and 2010 for consolidated statements of operations and comprehensive income data and as at December 31, 2012 and 2011 for consolidated balance sheet data:

	For The Years Ending December 31,
Net revenues	2012	2011	2010
Broadcast:
Bulgaria	$83,027	$93,732	$61,753
Croatia	54,618	61,502	51,350
Czech Republic	241,034	285,865	265,018
Romania	134,029	159,387	157,416
Slovak Republic	88,853	101,973	90,391
Slovenia	63,794	72,519	64,799
Total Broadcast	665,355	774,978	690,727
Media Pro Entertainment	205,064	187,224	140,797
New Media	18,690	15,764	11,193
Intersegment revenues(1)	(117,024)	(113,184)	(105,583)
Total net revenues	$772,085	$864,782	$737,134

(1) Reflects revenues earned by the Media Pro Entertainment segment through sales to the Broadcast segment.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

	For The Years Ending December 31,
OIBDA	2012	2011	2010
Broadcast:
Bulgaria	$13,857	$12,897	$(2,071)
Croatia	5,892	4,659	2,368
Czech Republic	101,677	140,386	122,818
Romania	10,156	25,939	25,997
Slovak Republic	6,535	9,968	(1,001)
Slovenia	14,213	19,602	18,427
Divisional operating costs	(4,601)	(2,361)	(2,123)
Total Broadcast	147,729	211,090	164,415
Media Pro Entertainment	15,912	3,996	(3,005)
New Media	(4,225)	(2,558)	(6,542)
Central	(27,531)	(41,851)	(44,062)
Elimination	(6,463)	(3,675)	(3,483)
Total OIBDA	$125,422	$167,002	107,323

Reconciliation to consolidated statements of operations and comprehensive income:	For The Years Ending December 31,
	2012	2011	2010
Total OIBDA	$125,422	$167,002	$107,323
Depreciation of property, plant and equipment	(44,498)	(56,581)	(58,062)
Amortization of intangible assets	(46,627)	(34,881)	(25,987)
Impairment charge	(522,490)	(68,748)	(397)
Operating (loss) / income	(488,193)	6,792	22,877
Interest expense, net	(127,189)	(158,704)	(131,267)
Foreign currency exchange gain / (loss), net	4,922	(31,124)	(5,030)
Change in fair value of derivatives	49,027	7,281	1,164
Other income	901	1	357
Credit / (provision) for income taxes	14,139	(3,850)	(5,025)
Net loss from continuing operations	$(546,393)	$(179,604)	$(116,924)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Total assets(1):	December 31, 2012	December 31, 2011

Broadcast	$1,896,894	$2,362,143
New Media	8,071	11,206
Media Pro Entertainment	225,850	221,601
Total Operating Segments	2,130,815	2,594,950
Corporate	103,982	100,115
Elimination	(60,082)	(13,296)
Total	$2,174,715	$2,681,769

(1) Segment assets exclude any intercompany investments.

Capital Expenditures:	For The Years Ending December 31,
	2012	2011	2010
Broadcast	22,599	23,663	32,353
New Media	2,794	1,433	2,404
Media Pro Entertainment	4,319	6,500	11,200
Total Operating Segments	29,712	31,596	45,957
Corporate	3,020	2,596	30
Total	32,732	34,192	45,987

Long-lived assets and net revenues in different geographical areas are as follows:

Long-lived assets(1):	December 31, 2012	December 31, 2011

Bulgaria	$13,796	$13,830
Croatia	7,267	7,684
Czech Republic	51,673	54,759
Romania	84,505	90,270
Slovak Republic	21,315	25,608
Slovenia	23,146	23,115
	201,702	215,266
Corporate	5,004	2,101
Total long-lived assets	$206,706	$217,367

(1) Reflects property, plant and equipment.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

Net revenues:	For The Years Ending December 31,
	2012	2011	2010

Bulgaria	85,326	95,663	62,248
Croatia	59,299	63,674	52,970
Czech Republic	279,030	313,947	269,774
Romania	195,607	216,323	195,462
Slovak Republic	96,174	105,091	95,241
Slovenia	68,895	76,512	67,674
	784,331	871,210	743,369
Eliminations	(12,246)	(6,428)	(6,235)
Total net revenues	772,085	864,782	737,134

We do not rely on any single major customer or group of major customers.

From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments have been reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. Operating our businesses through these geographic segments will enable us to better execute our strategy of distributing our content on multiple distribution platforms and devices in a number of windows in each market. As a result, from January 1, 2013 we will change our segment reporting to reflect the way the businesses are now managed and presented in results reviewed by the chief operating decision maker when allocating resources and assessing performance.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

19.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements and Other Commitments

At December 31, 2012, we had total commitments of US$ 356.8 million (December 31, 2011: US$ 361.8 million) in respect of our broadcast and distribution operations for future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2013	$151,946	$30,012	$6,287	$7,386
2014	101,302	17,414	4,331	1,384
2015	57,422	17,369	2,382	92
2016	33,769	11,420	1,955	—
2017	10,582	11,420	1,955	—
2018 and thereafter	1,804	43,571	11,134	—
Total	$356,825	$131,206	$28,044	$8,862

For the years ended December 31, 2012, 2011 and 2010, we incurred aggregate rent expense on all facilities of US$ 16.4 million, US$ 11.7 million and US$ 11.7 million respectively.

b) Factoring of Trade Receivables

CET 21 has a CZK 830 million (approximately US$ 43.6 million) factoring framework agreement with FCS. Under this facility up to CZK 830 million (approximately US$ 43.6 million) may be factored on a recourse or non-recourse basis. As at December 31, 2012, there were CZK 132.4 million (approximately US$ 6.9 million) (December 31, 2011: CZK 545.8 million, approximately US$ 28.6 million based on December 31, 2012 rates), of receivables subject to the factoring framework agreement (see also Note 5, “Long-Term Debt and Other Financing Arrangements” and Note 7, “Accounts Receivable”).

c) Call option

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria Broadcast operations.

Contingencies

a) Litigation

While we are, from time to time, a party to litigation, arbitration or regulatory proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation, arbitration or regulatory proceeding which could reasonably be expected to have a material effect on our business or consolidated financial statements, including proceedings described here and in (b) below.

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 25.0 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.3 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. Prioritet appealed this decision on September 17, 2012. On October 31, 2012, the Commercial Court of Kiev dismissed Prioritet's appeal. Prioritet has filed a further appeal. In addition, on September 28, 2012 VI filed a further claim in the

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We do not believe that it is likely that we will be required to make any further payment.

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

On December 21, 2012, the bankruptcy court allowed the claim in the amount of US$ 15.0 million. On February 15, 2013, we paid approximately US$ 0.9 million to the counterparty to settle the disallowed portion of the original claim plus interest.

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 3.2% of our outstanding shares of Class A common stock as at December 31, 2012; and Time Warner, who is represented on our Board of Directors and holds a 49.9% economic interest in CME Ltd. as at December 31, 2012.

Related Party Transactions

Adrian Sarbu

	For The Years Ending December 31,
	2012	2011	2010
Purchases of services	$3,712	$4,812	$5,174
Sales	1,254	1,197	852

	As at December 31,
	2012	2011
Accounts payable	$809	$512
Accounts receivable	1,770	765

In addition, on January 31, 2011, we completed the acquisition of 100.0% of Pro Digital, a company controlled by Adrian Sarbu, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Also, on May 24, 2010, we acquired the remaining approximately 5.0% ownership interest in each of Pro TV, MPI and MVI from Adrian Sarbu, thereby increasing our ownership interests in each company to 100.0%. Consideration for the noncontrolling interest acquired was US$ 24.7 million, consisting of a cash payment of approximately US$ 6.2 million and the issuance of 800,000 shares of our Class A common stock (with a fair value of US$ 18.5 million at the date of acquisition) (see Note 3, “Acquisitions and Dispositions”).

Time Warner

	For The Years Ending December 31,
	2012	2011	2010
Purchases of programming	$42,230	$57,196	$33,566
Sales	224	198	40

	As at December 31,
	2012	2011
Programming liabilities	$52,863	$78,016
Accounts receivable	119	159

See Note 5, "Long-Term Debt and Other Financing Arrangements" and Note 12, "Financial Instruments and Fair Value Measurements" for discussion of transactions with Time Warner to reduce our indebtedness. The TW Loans were repaid on July 3, 2012.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)

21. INDENTURE COVENANTS

Under the terms of the indentures governing the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes (the “2016 Indenture” and the “2017 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the 2016 Indenture and the 2017 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are “Restricted Subsidiaries.” In addition, under the 2017 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2017 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Subsidiaries may be designated as “Unrestricted Subsidiaries” and excluded from the calculation of Coverage Ratio by our Board of Directors. As at December 31, 2012, our Unrestricted Subsidiaries consisted of certain subsidiaries that formerly comprised the Pro.BG business in Bulgaria, CME Development Financing B.V. , the entity that funded those operations, and CME Austria GmbH. The integration of the operations of the Pro.BG business with the bTV group was completed in May 2011, and as a result, the Unrestricted Subsidiaries do not require additional financial support. As at December 31, 2012, there was US$ 1.1 million of cash remaining in the Unrestricted Subsidiaries, which was transferred to a Restricted Subsidiary in January 2013.

As at, and for the year ended December 31, 2012, the Unrestricted Subsidiaries did not constitute Significant Subsidiaries (as this term is defined in the 2016 Indenture) of CME Ltd.

22. QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the years ended December 31, 2012 and 2011 is as follows:

	For the Year Ended December 31, 2012
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000's, except per share data)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$167,433	$211,222	$140,092	$253,338
Cost of revenues	150,408	160,507	141,332	189,267
Operating (loss) / income	(10,303)	23,650	(18,401)	(483,139)
Net (loss) / income	(13,813)	3,141	(32,637)	(503,084)
Net (loss) / income attributable to CME Ltd.	$(13,392)	$3,956	$(32,049)	$(494,195)

Net (loss) / income per share:
Basic EPS	$(0.21)	$0.06	$(0.36)	$(5.59)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.21)	$0.06	$(0.36)	$(5.59)

	For the Year Ended December 31, 2011
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
	(US$ 000's, except per share data)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$172,772	$249,656	$165,472	$276,882
Cost of revenues	150,730	179,568	150,560	188,797
Operating (loss) / income	(7,665)	39,473	(12,910)	(12,106)
Net (loss) / income	(20,995)	812	(82,196)	(77,225)
Net (loss) / income attributable to CME Ltd.	$(21,114)	$968	$(82,074)	$(72,391)

Net (loss) / income per share:
Basic EPS	$(0.33)	$0.02	$(1.27)	$(1.12)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.33)	$0.02	$(1.27)	$(1.12)

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that our disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was performed under the direction and supervision of our President and Chief Executive Officer and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, we concluded that as of December 31, 2012, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

February 27, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.

We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE LLP

London, United Kingdom

February 27, 2013

ITEM 9B. OTHER INFORMATION

None

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual General Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2013 Annual General Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual General Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,219,625	(1)	31.51	2,128,044
Equity compensation plans not approved by security holders	—		—	—
Total	2,219,625		31.51	2,128,044
(1) This number consists of options outstanding at December 31, 2012 under CME’s Amended and Restated Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2013 Annual General Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2013 Annual General Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010;

Index

•	Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).

(a)(3) The following exhibits are included in this report:

EXHIBIT INDEX

Exhibit Number	Description

3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 3380344 on Form S-1 filed June 17, 1994).

3.02*	Memorandum of Increase of Share Capital (incorporated by reference Exhibit 3.03 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

3.03*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company's Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

3.04*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quaterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

3.05	Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on July 11, 2012.

3.06*
Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 13, 2012 (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

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

4.03*
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

4.04*
Warrant to Purchase Common Stock issued to Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.05*
Warrant to Purchase Common Stock issued to Media Pro Management S.A., dated December 9, 2009 (incorporated by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.06*
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

4.08*
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

4.09*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and Central European Media Enterprises Ltd., dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

4.10*
Supplemental Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York Mellon, dated May 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 1, 2012).

4.11*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

10.01*+	Employee Stock Option Form (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.02*
Subscription Agreement between Central European Media Enterprises Ltd. and Igor Kolomoisky, dated August 24, 2007 (incorporated by reference to Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.03*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and the Bank of New York, dated March 10, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

10.04*
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

10.09*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.10*
First Amended and Restated Framework Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated July 22, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.11*
Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.12*+
Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.13*
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

10.17*
Subscription Agreement among Central European Media Enterprises Ltd., Media Pro Management S.A. and Media Pro B.V., dated December 9, 2009 (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.18*
Share Purchase Agreement among Central European Media Enterprises Ltd., CME Cyprus Holding II Limited, Igor Kolomoisky and Harley Trading Limited, dated January 20, 2010 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Index

Exhibit Number	Description

10.19*
Termination Agreement among Central European Media Enterprises Ltd., CME Ukraine Holding B.V., CME Cyprus Holding Limited, Alstrom Business Corp, Michalakis Tsitsekkos, Igor Kolomoisky and Ihor Surkis, dated January 20, 2010 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.20*
Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.21*
Irrevocable Voting Deed and Corporate Representative Appointment among RSL Savannah LLC, Time Warner Media Holdings B.V. and the Company, dated May 18, 2009 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.22*+
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

10.24*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.25*
Amended and Restated Sale and Purchase Agreement between CME Media Enterprises B.V., CME Development Financing B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 19, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.26*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.27*
Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.28*
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.29*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

Index

Exhibit Number	Description

10.30*
Pledge Agreement among the Company, Central European Media Enterprises N.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.31*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and BNP Paribas Trust Corporation UK Limited, dated October 21, 2010 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.32*
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

10.33*
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

10.34*+
Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.35*
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

10.36*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.37*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.38*
Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2011).

10.39*
Term Loan Facilities Credit Agreement, by and between Time Warner Inc. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.40*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.41*
Letter Agreement, by and among Time Warner Media Holdings B.V., the Company, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Ronald S. Lauder, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.42*
Subscription Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.43*
First Amendment to the Investor Rights Agreement, by and among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated as of April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.44*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2012).

Index

Exhibit Number	Description

10.45*+
Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on June 13, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 27, 2013.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: February 27, 2013	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 27, 2013
Ronald S. Lauder

*	Vice-Chairman of the Board of Directors	February 27, 2013
Herbert A. Granath

/s/ Adrian Sarbu	President and Chief Executive Officer	February 27, 2013
Adrian Sarbu	and Director (Principal Executive Officer)

/s/ David Sach	Executive Vice President and Chief Financial Officer	February 27, 2013
David Sach	(Principal Financial Officer)

/s/ David Sturgeon	Deputy Chief Financial Officer	February 27, 2013
David Sturgeon	(Principal Accounting Officer)

*	Director	February 27, 2013
Paul T. Cappuccio

*	Director	February 27, 2013
Michael Del Nin

*	Director	February 27, 2013
Charles Frank

*	Director	February 27, 2013
Alfred W. Langer

*	Director	February 27, 2013
Fred H. Langhammer

Index

*	Director	February 27, 2013
Bruce Maggin

*	Director	February 27, 2013
Parm Sandhu

*	Director	February 27, 2013
Duco Sickinghe

*	Director	February 27, 2013
Kelli Turner

*	Director	February 27, 2013
Eric Zinterhofer

*By:	/s/ David Sach

David Sach
Attorney-in-fact

Index

INDEX TO SCHEDULES

Schedule II

Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
Balance at December 31, 2009	$14,093	$60,146
Charged to costs and expenses	5,296	30,427
Charged to other accounts (1)	(5,606)	—
Foreign exchange	(578)	(20)
Balance at December 31, 2010	13,205	90,553
Charged to costs and expenses	3,281	2,637
Charged to other accounts (1)	(2,126)	—
Foreign exchange	(750)	(452)
Balance at December 31, 2011	13,610	92,738
Charged to costs and expenses	3,802	16,049
Charged to other accounts (1)	(938)	—
Foreign exchange	445	184
Balance at December 31, 2012	$16,919	$108,971

(1) Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.

S-1