Form 10-K/A
period 2012-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2013-04-29
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

O’Hara House	HM 08 Bermuda
3 Bermudiana Road, Hamilton, Bermuda	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price of US$ 5.07 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on such date) was US$ 183.2 million.

Number of shares of Class A Common Stock outstanding as of April 25, 2013: 77,185,129

EXPLANATORY NOTE

This is Amendment No. 1 to the Annual Report on Form 10-K of Central European Media Enterprises Ltd., as originally filed on February 27, 2013 (the “Form 10-K”). We are filing this Amendment No. 1 to amend Part III of our Form 10-K to include information that we previously intended to incorporate by reference to the proxy statement for our 2013 annual general meeting of shareholders.  This Amendment No. 1 does not update information contained in the Form 10-K to reflect facts or events that may have occurred subsequent to the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Nominees

Directors are elected to serve until the next annual general meeting of shareholders or until their successors are elected.

Ronald S. Lauder, 69, one of our founders, has served as our non-executive Chairman of the Board since our incorporation in 1994.  Mr. Lauder is a principal shareholder of The Estée Lauder Companies, Inc. (“Estée Lauder”) and has served as Chairman of Estée Lauder International and Chairman of Clinique Laboratories, Inc., divisions of Estée Lauder, since returning to the private sector from government service in 1987. Mr. Lauder was a Director of  Estée Lauder from 1988 until 2009. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria.  From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs.  He is Chairman of the Jewish National Fund, former Chairman of the Council of Presidents of American Jewish Organizations, a member of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School of the University of Pennsylvania.  In June 2007, Mr. Lauder was elected President of the World Jewish Congress. He received his B.S. in International Business from the Wharton School of the University of Pennsylvania. Mr. Lauder’s son-in-law, Eric Zinterhofer, also serves as a Director. Mr. Lauder’s qualifications to sit on our Board include his many years of international business experience and knowledge of European affairs, as well as being the Company’s founder and Chairman since its inception in 1994, providing the Board with key institutional knowledge.

Herbert A. Granath, 84, has served as a Director since 2002 and non-executive Vice Chairman of the Board since June 2006.  Mr. Granath is Chairman Emeritus, ESPN, a cable sports network, and Senior Content Advisor to Telenet Group Holding N.V., the largest cable operator in Belgium.  He is Co-Chairman of Crown Media Holdings, which owns and operates the Hallmark Channel. Mr. Granath served as Chairman and Chief Executive Officer of Media and Entertainment Holdings, Inc., a special purpose vehicle for the acquisition of media, entertainment and communications businesses, from 2005 until 2009 and served as a director until 2011. Mr. Granath was employed by ABC for over 35 years and was Chairman, Disney/ABC International (an international broadcasting company) from 1996 to January 1998 where he pioneered many aspects of ABC’s expanding television business, including its successes in the cable and international programming arenas.  He served as Chairman of the Board of ESPN for 16 years and as Senior Vice President of ABC, Inc. from 1998 until 2001.  He also served as Chairman of the Board of A&E, The History Channel, The Biography Channel and Lifetime Television, and was a founding partner and Board member of Eurosport, the largest cable network in Europe. He also served on the Boards of the Telefunf, RTL2 and TM3 networks in Germany, as well as SBS Broadcasting S.A. and TVA, the Brazilian pay-TV company.  Among the awards Mr. Granath has received are two Tony awards (along with six Tony nominations), an International Emmy (Lifetime Achievement in International TV), and a U.S. Emmy (Lifetime Achievement in Sports Television).  He has also been honored by the National Association of Broadcasters as a Broadcast Pioneer and received a European Lifetime Achievement Award from the Rose d’Or Festival in Lucerne, Switzerland. Mr. Granath brings to our Board extensive experience in television broadcasting both in America and Europe, which allows him to provide valuable advice and insights to the Board and Board committees.

Paul T. Cappuccio, 51, has served as a Director since October 2009. Mr. Cappuccio has been Executive Vice President and General Counsel of Time Warner Inc. since January 2001, in which capacity he oversees the worldwide management of Time Warner Inc.'s legal functions, collaborating with all of its operating businesses. From August 1999 until January 2001, Mr. Cappuccio was Senior Vice President and General Counsel at America Online. Before joining AOL, Mr. Cappuccio was a partner at the Washington, D.C. office of Kirkland & Ellis, one of the world's premier litigation and transactional law firms, where he specialized in telecommunications law, appellate litigation and negotiation with government agencies. From 1991 until 1993, Mr. Cappuccio was Associate Deputy Attorney General at the United States Department of Justice, where he advised Attorney General William P. Barr on matters relating to judicial selection, civil litigation, antitrust and civil rights. Prior to his service at the Justice Department, Mr. Cappuccio served as a law clerk at the Supreme Court of the United States and as a law clerk to Judge Alex Kozinski of the United States Court of Appeals for the Ninth Circuit in Pasadena, California. He is a 1986 graduate of Harvard Law School and a 1983 graduate of Georgetown University. Mr. Cappuccio, as general counsel of a global media company, brings significant large public company experience to our Board, including transactional and corporate governance expertise.

Michael Del Nin, 42, has served as a Director since October 2009. Mr. Del Nin is the Senior Vice President of International and Corporate Strategy at Time Warner Inc., in which capacity he helps drive Time Warner Inc.’s global strategy and business development initiatives, with a particular focus on international operations and investments. Previously, Mr. Del Nin was the Senior Vice President responsible for Mergers and Acquisitions. Prior to joining Time Warner Inc., Mr. Del Nin was Senior Vice President, Business Development, at New Line Cinema. In that role Mr. Del Nin analyzed the economics of the studio’s film and television projects while helping to develop and implement New Line Cinema’s long-term business plan. Prior to joining New Line Cinema, Mr. Del Nin was an investment banker in the Media and Entertainment Group at Salomon Smith Barney in New York. Mr. Del Nin also serves as a Director of Content Guard. Mr. Del Nin holds degrees from the University of New South Wales in Sydney, Australia and Bocconi University in Milan, Italy. Mr. Del Nin brings to our Board his expertise in strategic and business development in the media industry.

Charles R. Frank, Jr., 75, served as a Director from 2001 until July 2009 and from March 2010 to the present.  From July 2009 through February 2010, Mr. Frank served as interim Chief Financial Officer of the Company. Mr. Frank currently serves as a non-executive member of the Board of Arcelor Mittal Steel Galati, the Romanian subsidiary of Arcelor Mittal Steel Company N.V.  He is a member of the Investment Committee of the Darby Converging Europe Mezzanine Fund, and a member of the Advisory Committee of the Sigma-Bleyzer Growth Fund IV.  From 1997 to 2001, Mr. Frank was First Vice President and twice acting President of the European Bank for Reconstruction and Development, which makes debt and equity investments in Central and Eastern Europe and the former Soviet Union. From 1988 to 1997, Mr. Frank was a Managing Director of the Structured Finance Group at GE Capital (a financial services company) and a Vice President of GE Capital Services.  Mr. Frank served as Chief Executive Officer of Frank and Company from 1987 to 1988, and Vice President of Salomon Brothers from 1978 until 1987.  Mr. Frank has held senior academic and government positions, including Deputy Assistant Secretary of State and Chief Economist at the U.S. Department of State, Senior Fellow at the Brookings Institution, Professor of Economics and International Affairs at Princeton University, and Assistant Professor of Economics at Yale University.  Mr. Frank graduated from Rensselaer Polytechnic Institute with a B.S. in mathematics and economics before completing a Ph.D. in economics at Princeton University. Mr. Frank brings to the Board 34 years’ experience in the financial services industry, including 15 years relating to Central and Eastern Europe, as well as notable senior management experience.

Alfred W. Langer, 62, has served as a Director since 2000.  Mr. Langer currently serves as a consultant to a number of privately held companies, primarily in Germany, in the areas of mergers and acquisitions, structured financing and organizational matters.  From July 2001 until June 2002, Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company.  From October 1999 until May 2001, Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company.  From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company.  From October 1994 until July 1997, Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers.  From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company.  Mr. Langer received an M.B.A. degree from the University GH Siegen. Mr. Langer brings to our Board and Board committees substantial financial and financial reporting expertise.

Fred Langhammer, 69, has served as a Director since December 2009. Mr. Langhammer is Chairman, Global Affairs of Estée Lauder. He joined Estée Lauder in 1975 and held a variety of executive roles, including Chief Executive Officer from 1999 to 2004 and President and Chief Operating Officer from 1995 to 1999. Mr. Langhammer has served on the Board of the Walt Disney Company since 2005. Mr. Langhammer is also a senior fellow of the Foreign Policy Association. In June 2004, Mr. Langhammer received the Officer's Cross of the Order of Merit of the Federal Republic of Germany. In 2001, Mr. Langhammer received the Marco Polo Award from the China Foundation for International Exchanges in Beijing. Mr. Langhammer also received the Foreign Policy Association's Global Social Responsibility Award on behalf of Estée Lauder and was honored by the International Center in New York. Mr. Langhammer brings to the Board extensive executive management experience, as well as unique insights resulting from his service on the board of a large public media company.

Bruce Maggin, 70, has served as a Director since 2002. Mr. Maggin has served, since its inception, as Managing Partner and Principal of the H.A.M Media Group, LLC, an international investment and advisory firm he founded in 1997 that specializes in the entertainment and communications industries.  Until 2009, he also served as Executive Vice President and Secretary of Media and Entertainment Holdings, Inc. and was a Director of the company from 2005 until 2007. From 1999 to 2002, Mr. Maggin served as Chief Executive Officer of TDN Media, Inc., a joint venture between Thomson Multimedia, NBC Television and Gemstar-TV Guide International that sold advertising on proprietary interactive television platforms.  Prior to that, Mr. Maggin had a long career with Capital Cities/ABC serving in a variety of financial and operational roles culminating as Head of the Multimedia Group, one of the company’s five operating divisions. He also represented Capital Cities/ABC on the Board  of Directors of several companies, including ESPN, Lifetime Cable Television and In-Store Advertising, among others. Mr. Maggin has been a Director of PVH Corp. since 1987 and Chairman of its Audit Committee since 1997. Mr. Maggin is a member of the Board of Trustees of Lafayette College, from which he received a B.A. degree. He also earned J.D. and M.B.A. degrees from Cornell University. Mr. Maggin’s qualifications to serve on our Board and Board committees include his long career as a corporate financial executive, chief operating officer and private investor in the media industry, as well as his service as a director and chairman of the audit and compensation committees of several companies.

Parm Sandhu, 44, has served as a Director since September 2009. In 2010, Mr. Sandhu founded Tamita Consulting (UK) LLP, which provides advisory services to financial investors in the technology, media and communications sector and is a non-executive director of Eircom, Ireland’s incumbent telecoms service provider. He served as Chief Executive Officer of Unitymedia, Europe’s third largest cable operator, from 2003 to 2010. Prior to that, Mr. Sandhu was a Finance Director with Liberty Media International, where he pursued numerous strategic acquisitions and held a number of senior finance and strategy positions during his six years with Telewest Communications plc. Before entering the technology, media and telecommunications sector, Mr. Sandhu worked at PricewaterhouseCoopers in London, where he qualified as a Chartered Accountant. He is a graduate of Cambridge University and holds a first class MA Honours degree in Mathematics. Mr. Sandhu brings to the Board and Audit Committee significant executive management experience in the European media and telecoms sector and considerable expertise in the cable industry, as well as extensive knowledge of financial and accounting matters.

Adrian Sarbu, 58, was appointed as a Director in December 2009 and as President and CEO in July 2009. Prior to that, he served as President and Chief Operating Officer (“COO”) from January 2009 and as COO from October 2007.  From February 2006 until October 2007, Mr. Sarbu was Regional Director of our operations in Central and Eastern Europe. Mr. Sarbu was General Director and President of the Board of Pro TV S.A. in Romania from 1995, when this channel, the first of our Romanian operations, was launched, until 2009.  Mr. Sarbu was also a shareholder in Pro TV S.A. from its launch until May 2010, when the Company acquired his remaining ownership interests.  In 1990, Mr. Sarbu founded the Media Pro Group, from which the Company acquired the Media Pro Entertainment business in December 2009.  Eight  companies in which Mr. Sarbu directly or indirectly held a controlling interest are or have been in involuntary bankruptcy or insolvency proceedings initiated in 2004 (Media Com 95 S.R.L.), 2005 (Agentia de Drepturi Sportive S.R.L.), 2010 (Compania de Constructii Bucuresti S.A.), and 2012 (Media Tel 96 S.R.L., Editura Cartea de Buzunar S.R.L., Mediafax Data Base Consulting S.R.L. and Music & Events Company Business S.R.L.).  The proceedings with respect to Media Com 95 and Agentia de Drepturi Sportive were each completed in 2008; the proceedings with respect to Media Tel 96 were completed in 2012. In 1997, Mr. Sarbu established a charitable foundation named Fundatia Pro that was focused on education. Its projects included the launching and management of The Media University in 1999, which offers students the opportunity to study journalism and other media-related disciplines. Involuntary bankruptcy proceedings were initiated against Fundatia Pro in 2011. Mr. Sarbu was a film director until 1989.  He received his university degree from the Academy of Cinema and Theatre, currently named The National University of Theatrical and Cinematography Arts “Ion Luca Caragiale”. Mr. Sarbu brings a wealth of knowledge and experience to the Board, including more than twenty years in the media industry in Central and Eastern Europe and more than 15 years with the Company. As President and CEO of the Company, Mr. Sarbu provides the Board with information and insight based on his direct involvement in and management of the Company’s operations.

Duco Sickinghe, 55, has served as a Director since October 2008. From 2001 to March 2013 he was the Chief Executive Officer and Managing Director of Telenet Group Holding N.V. (“Telenet”), the Flemish cable operator. Mr. Sickinghe has worked in the technology and media industries for over 25 years, and began his career in finance with Hewlett-Packard at its European headquarters in Switzerland in 1987. In 1987, Mr. Sickinghe moved to Germany to head up Hewlett-Packard's LaserJet product line for Europe, and in 1989 became the company's Channel Development Manager for Europe. In 1991, Mr. Sickinghe joined NeXT Computer as Vice President Marketing, then as General Manager France. Mr. Sickinghe was a co-founder of Software Direct in 1994 and served as its Chief Executive Officer until 1997. Software Direct later became a joint venture with Hachette Distributions Services. Mr. Sickinghe joined Wolter-Kluwer Professional Publishing in 1997 and, as General Manager of Kluwer Publishing in The Netherlands, oversaw its transition to electronic media and reengineered the company’s traditional business. In early 2001, he joined Cable Partners Europe and was appointed as Chief Executive Officer of Telenet in the summer of 2001. Mr. Sickinghe is also a member of the Board of Directors of European Assets Trust (United Kingdom) and Chairman of the Board of B.V. Belegging en Handelmaatschappij van Eeghen (The Netherlands), and served as a director of Zenitel NV from 2006 to 2012. Mr. Sickinghe holds a Dutch Master’s Degree in law and an M.B.A. from Columbia University. Mr. Sickinghe’s qualifications for our Board include his experience as a principal executive officer of a number of media and technology companies and his knowledge of the complex financial and operational issues facing technology and media companies.

Kelli Turner, 42, has served as a Director since May 2011. She is general partner of RSL Venture Partners, a venture capital fund that is controlled by Ronald Lauder. She was previously President and Chief Financial Officer of RSL Management Corporation from February 2011 to April 2012. Ms. Turner previously was Chief Financial Officer and Executive Vice President of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a diversified media and merchandising company, from 2009 to 2011, where she was responsible for all aspects of the company’s financial operations, while working closely with the executive team in shaping MSLO’s business strategy and capital allocation process. She also had oversight responsibility for financial planning, treasury, financial compliance and reporting, and investor relations, as well as key administrative functions. A lawyer and a CPA with significant experience in the media industry, Ms. Turner joined MSLO from Time Warner Inc. in 2009, where she held the position of Senior Vice President, Operations in the Office of the Chairman and CEO. Prior to that, she served as SVP, Business Development for New Line Cinema from 2006 to 2007 after having served as Time Warner Inc.’s Vice President, Investor Relations from 2004 to 2006. Ms. Turner worked in investment banking for many years with positions at Allen & Company and Salomon Smith Barney prior to joining Time Warner Inc. Early in her career, she also gained tax and audit experience as a registered CPA at Ernst & Young, LLP. Ms. Turner received her undergraduate business degree and her law degree from The University of Michigan. Ms. Turner brings to our Board a strong financial and business background in the media industry.

Eric Zinterhofer, 41, has served as a Director since 2004.  In 2010, Mr. Zinterhofer founded Searchlight Capital Partners, LLC, a private equity firm. Previously, he served as a senior partner at private equity firm Apollo Management, L.P. and was with Apollo from 1998 until May 2010.  Mr. Zinterhofer is the non-executive chairman of Charter Communications, Inc., where he also serves on the Compensation Committee, and is a director of Dish TV India Limited, Hunter Boot Ltd., Integra Telecom, Inc. (where he also serves on the Compensation Committee) and Leo Cable LLC.  In the past five years, Mr. Zinterhofer has served as a director of iPCS, Inc. (2005 to 2009), where he also served on the Compensation Committee, Unity Media SCA (2005 to 2010) and Affinion Group, Inc. (2005 to 2010).  From 1994 to 1996, Mr. Zinterhofer was a member of the Corporate Finance Department at Morgan Stanley Dean Witter & Co.  From 1993 to 1994, Mr. Zinterhofer was a member of the Structured Equity Group at J.P. Morgan Investment Management.  Mr. Zinterhofer graduated cum laude from the University of Pennsylvania with B.A. degrees in Honors Economics and European History and received an M.B.A. from the Harvard Business School. Mr. Zinterhofer’s father-in-law, Ronald Lauder, is the Company’s non-executive Chairman. Mr. Zinterhofer brings to the Board significant experience making and managing private equity investments and has over 14 years’ experience financing, analyzing and investing in public and private companies, including companies in the media sector.

There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director other than Paul T. Cappuccio and Michael Del Nin, who were nominated by Time Warner Inc. pursuant to the terms of an investor rights agreement among the Company, Ronald Lauder, certain parties related to Ronald Lauder and Time Warner Media Holdings B.V. and Kelli Turner, who was nominated by Mr. Lauder pursuant to the terms of her employment agreement.

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

Codes of Conduct

In 2011, the Board of Directors adopted new codes of conduct applicable to employees and directors. These new policies reinforce the importance of integrity and ethical conduct in our business, reflect the more robust policy framework that now exists within the Company and clarify the procedures for handling whistleblower complaints and other concerns. The Standards of Business Conduct applies to the Company’s employees, including any employee directors, and sets forth policies pertaining to employee conduct in the workplace, including the accuracy of books, records and financial statements, insider trading, electronic communications and information security,  confidentiality, conflicts of interest, anti-bribery and competition laws. The Standards of Business Conduct also includes information on how employees may report whistleblower complaints or raise concerns regarding questionable conduct or policy violations and provides for the anonymous, confidential submission by employees or others of any complaints or concerns about us or our accounting, internal accounting controls or auditing matters. The Standards of Business Conduct prohibits retaliation against employees who avail themselves of the policy. Failure to observe the terms of the Standards of Business Conduct can result in disciplinary action (including termination of employment).

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

Audit Committee

The Audit Committee is composed of Messrs. Langer (Chairman), Sandhu and Sickinghe.  The current members of the Audit Committee satisfy the independence and expertise requirements set forth in the NASDAQ Marketplace Rules.  In addition, the Board has determined that Messrs. Langer and Sandhu each qualify as “audit committee financial experts”.  The responsibilities of the Audit Committee include (i) selecting and overseeing the independent registered public accounting firm to be retained by us;  (ii) approving the engagement of the independent registered public accounting firm for audit, audit-related, tax-related and other services; (iii) reviewing with the independent registered public accounting firm the scope and results of these engagements; (iv) overseeing our financial reporting activities and internal controls and procedures and reviewing the risk register with management; (v) reviewing complaints under the Standards of Business Conduct relating to accounting, internal accounting controls or auditing matters; and (vi) conducting other reviews relating to compliance by us and our employees with our policies and any applicable laws. During the fiscal year ended December 31, 2012, the Audit Committee met on eight occasions.

The Audit Committee acts under a written charter first adopted and approved by the Board of Directors in June 2000.  An amended and restated Audit Committee charter was subsequently adopted by the Board of Directors on November 20, 2002 and amended on March 27, 2003, April 6, 2004, February 2, 2006, February 14, 2007 and December 12, 2011.  The Audit Committee charter is available on our website at www.cme.net. It is also available in print to any shareholder on request.

Executive Officers

Anthony Chhoy, 35, has served as Executive Vice President and Head of Strategic Planning and Operations of the Company since December 2010. He has responsibility for the Company’s strategic planning and operating performance. Mr. Chhoy sits on the boards of directors of our main operating subsidiaries and prior to 2013 also served as the Head of the Company’s broadcasting division. He joined the Company in 2005 as an M&A Project Manager and has served in financial and operational roles including Head of Financial Planning and Analysis from August 2006 to December 2007, Head of Planning and Business Development from January 2008 to June 2009 and Senior Vice President and Head of Strategic Planning and Operations from July 2009 to November 2010. Prior to joining the Company, Mr. Chhoy worked at Ernst & Young in London, managing a number of complex and large advisory projects. He obtained his qualification as a Chartered Accountant while at Arthur Andersen in Adelaide, Australia from 1999 to 2002. Mr. Chhoy is a graduate of the University of Adelaide, Australia and holds bachelor degrees in commerce and finance.

Daniel Penn, 47, joined the Company in 2002 and has served as General Counsel and Company Secretary since 2004. Mr. Penn was named an Executive Vice President of the Company in February 2010. Prior to joining the Company, he served as General Counsel and Head of Developments/Business Affairs in an internet publishing business and in a multinational telecommunications company. He began his career in private practice with Mayer Brown, where he worked in their offices in New York, London and Tashkent, Uzbekistan. Mr. Penn graduated from Princeton University with a B.A. from the Woodrow Wilson School of Public and International Affairs and a Certificate of Achievement in Russian Studies. He received a J.D. from the Columbia University School of Law, where he served as Editor-in-Chief of the Columbia Law Review.

David Sach, 52, has served as Executive Vice President and Chief Financial Officer since March 2010. Prior to joining the Company, Mr. Sach served as Chief Financial Officer for Clearwire Corporation, a NASDAQ listed telecommunications company, from February to September 2009. From 2005 to 2008, Mr. Sach was Chief Financial Officer for Millicom International Cellular SA. With an extensive international financial background, Mr. Sach held several senior finance roles at Equant N.V., EMI Group PLC and Thomson Professional Publishing from 1993 to 2005. Mr. Sach began his career with PricewaterhouseCoopers in New York. He holds a B.S. in Accounting from State University of New York at Albany, and is a Certified Public Accountant.

Ciprian Stancu, 35, has served as the Company’s Head of Sales since September 2011. Mr. Stancu joined Pro TV S.A. as a sales executive  in January 2001.  From January 2002 until March 2006, he served as a sales manager for the Company’s Acasa channel, following which he was the Head of TV Sales for the Company’s Romanian operations. From January 2009 to April 2010, Mr. Stancu also served as a sales consultant for the Company’s former operations in Ukraine, and from September 2010 to September 2011 as a sales consultant for the Company’s Media Pro Entertainment and new media divisions.

David Sturgeon, 43, has served as the Company’s Deputy Chief Financial Officer since July 2009.  He has responsibility for directing the Company’s central financial reporting, tax and accounting activities as well as management and oversight over the Company’s country finance operations. Mr. Sturgeon sits on the board of directors of our main operating subsidiaries and prior to 2013 also served as Chief Financial Officer of the Company’s broadcasting and new media divisions.   Mr. Sturgeon joined the Company as Group Financial Controller in 2005, prior to which he was with Equant N.V., from 2002.  From 1990 to 2002, Mr. Sturgeon was a member of Arthur Andersen’s Technology, Media and Communications practice, advising clients primarily in the areas of financial reporting and control, corporate finance and capital markets transactions.  Mr. Sturgeon graduated from Oxford University with an M.A. in Philosophy, Politics and Economics and is a Chartered Accountant.

Anca Truta, 37, serves as Head of Distribution and Acquisitions since January 1, 2013. Prior to this she served as Senior Vice President, Head of Media Pro Entertainment from  July 1, 2012 until December 31, 2012. In this role she is responsible for managing the Company’s distribution business as well as coordinating content acquisitions and monetizing CME content in international markets. Prior to that, from 2010 until June 2012 she served Head of Distribution for all CME territories.  Mrs. Truta served as Head of Distribution, Romania of Media Pro Distribution from 2006 to December 2009, when CME acquired the Media Pro group of companies. Mrs. Truta has a Management Degree from Agro Touristic Management Faculty, Bucharest, Romania.

Mark Wyllie, 49, joined the Company as Finance Director in September 2000. In 2001 he became a Vice President of the Company and has served as Vice President - Corporate Finance since 2005. Mr. Wyllie, a Chartered Certified Accountant, served in various finance roles within United Biscuits from September 1988 until July 2000. In 1998, Mr. Wyllie was Finance Director at United Biscuits for Asia and Central and Eastern Europe in charge of operations in Poland, Hungary and Romania as well as the Far East. From 1986 to 1988 he served as a Consultant with Metapraxis Ltd., a small, financially-oriented software consultancy. Mr. Wyllie received his B.A. honors degree in Engineering Science, Economics and Management from Oxford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports (“Section 16 Reports”) with the SEC with respect to ownership and changes in ownership of shares of our common stock and other equity securities. Based solely on our review of the Section 16 Reports furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2012, all filing requirements under Section 16(a) applicable to our officers, directors and greater than 10%  beneficial owners were complied with on a timely basis.

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

•
Create a mix of short-term and long-term compensation to achieve a balance between current income and long-term incentive opportunities that promote attention to both annual and multi-year business objectives without encouraging unnecessary or excessive risk-taking.  The mix between short-term and long-term is also designed to reflect the roles and responsibilities of individual employees.  This means that senior executives have a higher percentage of their total potential compensation tied to variable (versus fixed) pay than other employees.

•
Reward executives for creating shareholder value.  This means that our long-term incentive programs are equity-based and are intended to represent a significant percentage of the total compensation that senior executives may earn.

•
Create a strong culture that rewards results.  This means that incentive plans reward the achievement of specific financial and operating performance goals of the Company and individual performance through the use of specific personal goals and objectives.

•
Ensure compensation is appropriate in light of our profile, strategy and anticipated performance.  This means that the Compensation Committee places significant emphasis on our specific strategy and performance in the ultimate determination of compensation decisions.

Compensation Design and Elements of Compensation

Our executive compensation program, covering Named Executive Officers and other members of senior management, consists of the components set out below.  In 2012, our Named Executive Officers were the President and CEO, the CFO, the Head of Strategic Planning and Operations, the General Counsel and the Deputy CFO.

Base Salary

Salary levels for each of our Named Executive Officers are set in their employment agreements.  The Compensation Committee may review these salary levels each year to determine whether any adjustment is appropriate.  Key considerations in establishing base salary levels and any increases include the overall level of responsibility of a given Named Executive Officer; the importance of the role; the experience, expertise and specific performance of the individual; and the general financial performance of the Company.  The Compensation Committee has generally maintained base salaries of the Named Executive Officers at the same level while those persons have occupied their current roles and considers the base salary levels for each of the Company’s Named Executive Officers to be consistent with the considerations described here.

For our Named Executive Officers, base salaries for 2012 accounted for 74% of their total direct compensation. (Total direct compensation consists of base salary, bonus, non-equity incentive plan awards and annual equity grant value.)  In 2012, our Named Executive Officers earned 8% of their total direct compensation from non-equity incentive plan awards or discretionary bonuses.

Annual Incentive Plans

In 2012, approximately 104 employees across the entire Company were eligible to earn annual incentives through various incentive plans.  Award opportunities vary by position and level in the organization. Targets for non-equity incentive opportunities for the Named Executive Officers generally range from 50% to 100% of base salary. The basis for non-equity incentive plan awards for the President and CEO and the other Named Executive Officers vary but are earned principally for the achievement of financial or operating performance goals.

Named Executive Officers are eligible to earn annual incentives pursuant to guidelines set forth in the management compensation policy adopted by the Compensation Committee in 2011 (as amended, the “Management Compensation Policy”).  Under the prior management compensation policy (the “2008 Senior Management Compensation Policy”), Named Executive Officers (other than the President and CEO) were generally eligible to earn non-equity incentive plan awards for the achievement of an annual OIBDA1 target.  In adopting the Management Compensation Policy, the Compensation Committee concluded that quantitative targets should be based on a mix of financial and operating performance goals designed to support the achievement of key objectives of the Company in the current challenging economic environment in countries in which it operates.

1
OIBDA, which includes program rights amortization costs, is determined as operating income/(loss) before depreciation, amortization of intangible assets and impairment of assets. For a quantitative reconciliation of non-GAAP financial measures to the most directly comparable financial measurements in accordance with GAAP, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Management Compensation Policy provides that annual non-equity incentive plan award targets for the higher levels of management will consist of quantitative targets based on a mix of financial or operating performance goals and qualitative targets based on individual objectives.  Specific quantitative targets are intended to correlate more closely with the role or responsibilities of the relevant member of management. Quantitative targets for the President and CEO are set by the Compensation Committee and for the remaining Named Executive Officers quantitative and qualitative targets are set by the President and CEO and recommended to the Compensation Committee for approval. The split between the quantitative and qualitative elements also varies based on role and level of seniority.  In 2012, Named Executive Officers  were entitled to earn 50% of non-equity incentive plan awards for the achievement of quantitative targets and 50% for the achievement of qualitative targets. This approach is intended to hold Named Executive Officers accountable for both overall business and individual performance. Furthermore, the Compensation Committee established that the Company would need to achieve a minimum  actual OIBDA of $140 million  (the “OIBDA Threshold”) in order for Named Executive Officers and other members of management to be entitled to non-equity incentive plan awards in 2012.

Long-Term Equity Incentive Program

Each year the Compensation Committee reviews and has approved annual grants of equity incentive awards to a group of senior employees. Annual grant levels are determined based on the individual’s position in the organization and include a number of other factors, including the role the individual plays in setting and achieving long-term company goals, the overall dilution represented by equity grants and the cost of such grants as reflected in our financial statements. Long-term incentives, assuming stable or improving general economic conditions, are the most effective way to link the interests of management and shareholders, and to incentivize management to strive for continued shareholder value creation.  Therefore, equity incentives are an integral part of the Company’s compensation programs.

2012 CEO and Senior Management Non-equity Incentive Plan Targets and Awards

CEO Non-equity Incentive Plan Award Targets.   Non-equity incentive plan award targets and criteria for 2012 for the President and CEO were established by the Compensation Committee.   At the time the President and CEO was appointed in 2009,  the Compensation Committee set a multi-year non-equity incentive plan award target based on an OIBDA target that excluded our operations in Bulgaria, which was prior to the Company’s acquisition of the bTV group, and our former Ukraine operations, which the Company disposed of in April 2010. The Compensation Committee believed this was appropriate in light of the severe impact the global economic recession was having on the economies of Central and Eastern Europe and the challenge of projecting the profitability of cash flow negative operations in Bulgaria and Ukraine in such an environment. Under Mr. Sarbu’s employment agreement, the target amounts may be adjusted by the Compensation Committee in the event that the Company acquires additional operations that are considered core operations, the fundamental assumptions underlying the target amounts materially change (including assumptions in respect of exchange rates and general economic or advertising market growth rates) or the Company changes its functional currency.  In view of the disposal of the Company’s Ukrainian operations and the acquisition of the bTV group in Bulgaria in 2010 as well as the prolonged period during which the challenging operating environment in our markets has continued, the Compensation Committee concluded in 2011 that it was appropriate to set annual non-equity incentive plan award targets for the President and CEO to reflect key objectives for the Company’s business, including maintaining the Company’s leading market positions, controlling costs and promoting OIBDA growth and positive free cash flow.

For purposes of determining the amount of non-equity incentive plan compensation that can be earned, the President and CEO had quantitative financial targets (with a weighting of 50%) and qualitative individual performance targets (with a weighting of 50%).  The achievement of each of the two quantitative financial targets was weighted equally; weightings were also assigned to his specific qualitative individual performance targets based on the relative importance assigned to each. The quantitative financial targets consisted of Consolidated Budgeted OIBDA2 and Direct Free Cash Flow2 and qualitative individual performance targets included providing effective leadership for the Company in achieving its business objectives, providing strategic direction on key initiatives and working with the Board to enhance its oversight of the Company.   The President and CEO was entitled to earn a non-equity incentive plan award for 2012 of up to $1,800,000 based on the achievement of these targets.

CEO Special Performance Awards. At the time Mr. Sarbu was appointed President and CEO in July 2009, the Compensation Committee also identified certain areas of the business for which it wished to incentivize Mr. Sarbu to achieve specific goals in order to address specific operating areas of the business.  The Compensation Committee established opportunities for the President and CEO to earn non-equity incentive plan awards for: (i) the completion of a transaction relating to the sale of our Ukraine operations, for which Mr. Sarbu was entitled to an award of $500,000; (ii) the refinancing of the senior debt of the Company due in 2012, 2013 and 2014, for which Mr. Sarbu is entitled to an award based on the amount of such debt refinanced, with the maximum amount of such award not to exceed $1,000,000 in the aggregate; (iii) the achievement of an aggregate OIBDA-target for the Company’s new media operations for the period from 2011 through 2013, for which Mr. Sarbu is entitled to an award equal to 5% of the amount by which the reported OIBDA of the new media division over such period exceeds $30 million, with the maximum amount of such award not to exceed $500,000; and (iv) the development of a succession planning tool endorsed by the Board of Directors, for which Mr. Sarbu was entitled to an award of $500,000.  Mr. Sarbu has earned the full amount of the special performance awards in respect of item (i) above in 2010, item (ii) in 2009, 2010 and 2012 and item (iv) in 2011.

Senior Management Non-equity Incentive Plan Award Targets.  Each Named Executive Officer has a target award amount for non-equity incentive plan compensation that is based on a percentage of base salary.  The target for each of the Chief Financial Officer, the Head of Strategic Planning and Operations and the General Counsel is based on 100% of base salary and for the Deputy CFO is based on 50% of base salary.

For purposes of determining the amount of non-equity incentive plan compensation that can be earned, each Named Executive Officer has a series of quantitative financial targets (with a weighting of 50%) and qualitative individual performance targets (with a weighting of 50%).  Weightings are also assigned to specific qualitative individual performance targets  and vary by Named Executive Officer based on the number of performance targets and the relative importance assigned to each.

For 2012, the quantitative financial performance targets of the Chief Financial Officer consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative individual performance targets included overseeing initiatives to reduce the Company’s leverage, ensuring the delivery of high quality and timely information to support the Company’s operations by improving budgeting and forecasting tools, maintaining effective risk management and effective internal controls, and improving the capacity of the finance department. The Chief Financial Officer was entitled to earn a non-equity incentive plan award for 2012 of up to $580,980 based on the achievement of these targets.

2
“Consolidated Budgeted OIBDA” is equal to actual consolidated OIBDA for the Company, translated at exchange rates used in the Company’s 2012 budget and excluding stock-based compensation and other one-time items.  “Direct Free Cash Flow” is free cash flow translated at exchange rates used in the Company’s 2012 budget. Free cash flow includes cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment.   The purpose of the translation at constant exchange rates is to exclude the impact of exchange rate movements on internal performance targets.

The quantitative financial and operating performance targets of the Head of Strategic Planning and Operations were Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative individual performance targets included implementing certain internal and external business development projects and maintaining and improving communication to ensure effective divisional performance and cross-divisional collaboration.  The Head of Strategic Planning and Operations was entitled to earn a non-equity incentive plan award for 2012 of up to $515,704 based on the achievement of these targets.

The qualitative financial performance targets of the General Counsel consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative individual performance targets included ensuring effective legal services are delivered in support of the Company’s operations and business strategies, advising on and supporting the Company’s deleveraging strategy, strengthening the capacity of the corporate legal department and ensuring the Company effectively fulfills its regulatory and compliance goals.  The General Counsel was entitled to earn a non-equity incentive plan award for 2012 of up to $530,903 based on the achievement of these targets.

The quantitative financial targets of the Deputy CFO consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative individual performance goals included implementing a common transaction processing platform across the Company’s operations, maintaining effective risk management and effective internal controls, and overseeing a rationalization of the Company’s operating entities.  The Deputy CFO was entitled to earn a non-equity incentive plan award for 2012 of up to $199,754 based on the achievement of these targets.

The financial targets identified are consistent with key measures the Company uses to evaluate its performance on a Company-wide basis.  The individual performance targets have been tailored to the Name Executive Officer’s role and were designed to support the achievement of the Company’s strategic objectives.

Determining Awards.   The achievement of financial targets is measured against the results delivered by the Company in respect of such targets for 2012, translated where appropriate at exchange rates used in the Company’s 2012 budget.  Budgeted exchange rates are applied in order to exclude the impact of foreign exchange movements on performance.  The achievement of individual performance targets are based on self-assessments by the Named Executive Officer that are reviewed by the President and CEO before he makes a recommendation to the Compensation Committee.

While performance targets form the basis for awarding non-equity incentive plan compensation, the Compensation Committee believes that judgment is also an important factor and the Compensation Committee can exercise discretion in determining awards. This is particularly relevant following the onset of the financial crisis in the economies of Central and Eastern Europe in late 2008.  The prolonged period over which television advertising spending contracted continued into 2012 as levels of advertising spending remained low in response to reduced consumer demand. The effect of that operating environment together with the impact of unforeseen macroeconomic events have made forecasting and budgeting much more challenging. Accordingly, the Compensation Committee takes factors such as these into consideration and may reasonably determine ranges or absolute numbers above or below which awards may be earned in respect of specific performance targets. In addition, the Compensation Committee may also award discretionary bonuses or establish other performance criteria for purposes of creating additional incentives for the achievement of specific objectives in addition to the annual incentive plans.

2012 CEO and Senior Management Awards

The Company faced a difficult economic environment in the markets of Central and Eastern Europe during 2012, where the impact of the global financial and economic crisis has continued and has been exacerbated by the continuing impact of the Eurozone sovereign debt crisis.  Since the onset of the financial crisis at the end of 2008, the television advertising markets in which the Company contracted significantly in response to sharply reduced consumer demand.  The Company estimates that real GDP (that is, after adjusting for inflation) in the markets in which it operates remained flat overall during 2012 and was down from the modest 2% growth rate reported for 2011, primarily as a result of a slowdown in export growth and ongoing austerity measures in certain of those countries. Consumer confidence in its markets was negatively affected by concerns about the continuing impact of the European sovereign debt crisis and real private consumption is estimated to have declined by 1% overall during 2012. This continued lack of growth in the economies of the region has led to a decrease in advertising spending. On a constant currency basis, television advertising spending, the Company’s principal source of revenues, declined overall by 6% in 2012 while internet advertising spending increased by 2%.

The Company did not achieve its financial targets in 2012 but was successful in achieving key strategic goals.  Declining television advertising spending had an impact on the Company’s ability to generate revenues from its Broadcasting operations; nevertheless, the Company succeeded in maintaining the leading positions of its Broadcasting operations, expanding the MPE business and third party revenues generated by it, and rolling out its video-on-demand service Voyo while continuing to focus on controlling costs. Free cash flow was negatively affected in part by lower cash receipts attributable to the decline in television advertising spending. In addition, the Company successfully retired $184.8 million of senior indebtedness by issuing $180.2 million of equity and rescheduled $209.0 million of its indebtedness to improve its maturity profile, as a result of which there are no maturities of senior indebtedness prior to November 2015.

CEO Non-equity Incentive Plan Awards.  The Consolidated Budgeted OIBDA target for the President and CEO was $190.1 million and the target for Direct Free Cash Flow was greater than zero.   The President and CEO did not earn a non-equity incentive plan award  for 2012. The Consolidated Budgeted OIBDA target and the Direct Free Cash Flow Targets were not achieved. The Compensation Committee determined that the individual performance targets had been achieved in respect of  providing strategic direction on key initiatives, ensuring improvements in the operating performance of the Company’s businesses, and working with the Board to enhance its oversight of the Company. However, the President and CEO did not earn any non-equity incentive plan award because the Company did not achieve the OIBDA Threshold.

The President and CEO did earn a Special Performance Award of $133,100 in connection with the refinancing of a portion of the Company’s outstanding indebtedness.

Senior Management Non-equity Incentive Plan Awards.  The Consolidated Budgeted OIBDA target for the Named Executive Officers was $190.1 million and  the Direct Free Cash Flow was greater than zero.

The CFO did not earn a non-equity incentive plan award for 2012.  The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets were not achieved.  The Compensation Committee determined that the qualitative individual performance targets had been achieved  with respect to overseeing a series of financing transactions that deleveraged the Company’s balance sheet and extended its debt maturities, overseeing the Company’s financial reporting and maintaining effective internal controls, completing the implementation of new financial reporting and budgeting software tools, and the strengthening of his department to improve the quality of internal reporting. However, the CFO did not earn any non-equity incentive plan award because the Company did not achieve the OIBDA Threshold. The Compensation Committee did elect to award the CFO a discretionary bonus of $75,000.

The Head of Strategic Planning and Operations did not earn a non-equity incentive plan award for 2012.  The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets  were not achieved.  The Compensation Committee determined that the qualitative individual performance targets had been achieved with respect to implementing cost control measures across the broadcasting operations, overseeing the successful roll-out of Voyo and the launch of new niche channels and the effective development and strengthening of his team. However, the Head of Strategic Planning and Operations did not earn any non-equity incentive plan award because the Company did not achieve the OIBDA Threshold. The Compensation Committee did elect to award the Head of Strategic Planning and Operations a discretionary bonus of $75,000.

The General Counsel did not earn a non-equity incentive plan award for 2012.  The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets were not achieved.  The Compensation Committee determined that the individual performance targets had been achieved with respect to providing effective advice to the President and CEO, the Board and its committees on a number of significant legal and strategic issues for the Company, successfully completing a series of financing transactions,  providing advice and assistance with respect to compliance and regulatory matters,  providing advice and support for the roll-out of Voyo, and strengthening the capacity of his department. However, the General Counsel did not earn any non-equity incentive plan award because the Company did not achieve the OIBDA Threshold. The Compensation Committee did elect to award the General Counsel a discretionary bonus of $75,000.

The Deputy CFO did not earn a non-equity incentive plan award for 2012.  The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets were not achieved.  The Compensation Committee determined that the individual performance targets had been achieved with respect to overseeing the Company’s financial reporting and maintaining effective internal controls, substantially completing the implementation of new transaction processing tools, and reducing the number of operating entities in the group structure of the Company. However, the Deputy CFO did not earn any non-equity incentive plan award because the Company did not achieve the OIBDA Threshold. The Compensation Committee did elect to award the Deputy CFO a discretionary bonus of $40,000.

Long-Term Equity Awards

In 2012, the Compensation Committee elected to award restricted stock units rather than options. The continuing difficult economic environment in the Company’s markets has resulted in the television advertising markets there declining by 6% compared to 2011 in constant currencies. This has had a negative impact on the Company’s operating results and share price, which has declined significantly over this period.  Because of this share price movement and the likelihood of continued pressure on the Company’s share price as the return to growth in the Company’s markets is expected to be gradual, the exercise price of all options granted to date are significantly above the Company’s trading price. As a result, these options are not currently an effective compensation tool.  Accordingly, the Compensation Committee elected to award restricted stock units to 48 employees, including the Named Executive Officers, in 2012.  The dates and values of the grants to Named Executive Officers are included in the Grants of Plan-Based Awards table below.

As described below under “Equity Granting Policy”, the Compensation Committee approves all grants of option and restricted stock units to Named Executive Officers and other employees and the exercise price of all option grants is equal to the fair market value of our shares on the date of grant.  Other than the grants in May 2009, options to employees currently vest over four years and have a life of eight years (ten years prior to 2007).  The grants made in May 2009 vest over two years and have a life of six years. Awards of restricted stock units vest in four equal installments over four years.

Other Compensation Practices and Policies

Executive Compensation Recoupment

The Company has a policy that permits the Compensation Committee to seek recovery of payments of incentive plan compensation awards and bonuses of Named Executive Officers and certain other covered senior executives if the Company is required to restate its financial statements (other than due to a change in accounting rules) or if the performance results leading to a payment of incentive compensation are subject to a material downward adjustment.  For purposes of this policy, payment of incentive compensation includes awards of equity compensation under the Stock Incentive Plan.  Under this policy, the Compensation Committee has discretion to determine what action it believes is appropriate, which may include recovery or cancellation of incentive payments, and may consider a number of factors in determining whether to seek recovery, including the degree of responsibility of a covered executive, the amount of excess compensation paid, the costs associated with recovery of compensation, applicable law and other actions the Company or third parties have taken.

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

Compensation and Management Consultants

During 2012, neither the Compensation Committee nor management engaged anyone to serve as an independent advisor on executive or director compensation matters or on programs and policies that are subject to the review or approval of the Compensation Committee.

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

Historically, the Company’s non-equity incentive plan awards for senior management have been, in general, based on achieving annual OIBDA targets.  In 2012, non-equity incentive plan awards were based on achieving a Consolidated Budgeted OIBDA target and a Direct Free Cash Flow target as well as a number of annual qualitative targets pursuant to the Management Compensation Policy. While this may encourage taking short-term risks at the expense of long-term performance, the Compensation Committee believes that a number of factors substantially mitigate such risk.   First, the Compensation Committee believes a rigorous annual budgeting process results in the establishment of annual targets that are based on a longer-term strategic vision for the Company and sustainable value creation.  Second, having a number of targets that serve different goals mitigates the risk that certain Company objectives will be achieved (e.g., significant audience share or market share) at the expense of others (e.g., controlling costs and generating positive free cash flow).  This encourages management to focus on sustained profitable revenue generation. Third, rewarding key senior executives in part on the basis of achieving Company-wide targets ensures that they are focused on the performance of the Company as a whole.  While rewarding division senior executives for divisional performance may result in risk taking, their targets have also been designed to serve different goals, which mitigates this possibility. Fourth, provisions in our Management Compensation Policy that permit senior executives to be rewarded for qualitative performance reasons can reduce the influence of formulae in the determination of quantitative performance awards. The Compensation Committee also created the opportunity for the President and CEO to earn certain special performance bonuses based on the achievement of specific multi-year goals that are designed to address either specific risks or to ensure specific actions are taken that the Compensation Committee believes are important to the business. Such multi-year performance targets for the President and CEO are intended to ensure that the principal executive of the Company remains focused on long-term value creation.

Under the Company’s equity incentive plans, the Compensation Committee also awards stock options or restricted stock units to senior management and other senior employees.  As a general rule, equity awards to employees vest over a four-year period, which encourages grantees to focus on share price appreciation for an extended period of time.  Awards under the Company’s equity incentive plans create an incentive for long-term value creation, which can also act as a deterrent to short-term risk-taking.

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

Impact of Tax and Accounting on Compensation Decisions

As a general matter, the Compensation Committee takes into consideration the various tax and accounting implications of compensation vehicles employed by us.  When determining amounts of long-term incentive compensation to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”), grants of stock options, restricted stock and restricted stock units permitted pursuant to the Stock Incentive Plan result in an accounting charge. The accounting charge is equal to the fair value of the number of instruments being issued that are expected to vest. For stock options, the cost is equal to the fair value of the option on the date of grant using a Black-Scholes option pricing model multiplied by the number of options that are expected to vest. For restricted stock or restricted stock units, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares or units granted that are expected to vest. This expense is amortized over the requisite service or vesting period.

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

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management, and based on our review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K/A for the year ended December 31, 2012.

Submitted by:

Herbert A. Granath
Fred Langhammer
Bruce Maggin

Members Of The Compensation committee

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been an officer of the Company or of any of our subsidiaries, or had any relationship with us other than serving as a director. In addition, none of our executive officers served as a director or member of the compensation committee of any other entity one of whose executive officers serves as one of our directors or as a member of the Compensation Committee. The members of the Compensation Committee do not have any relationship that is required to be disclosed under this caption pursuant to SEC rules and regulations.

There were no interlocks or other relationships among our executive officers and directors.

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company’s President and CEO, the Chief Financial Officer and each of the three other most highly compensated executive officers who served in such capacities on December 31, 2012 (collectively, the “Named Executive Officers”), for services rendered while such person was serving as a Named Executive Officer for our last three fiscal years. No non-qualified deferred compensation was awarded to any employee in 2012, 2011 or 2010.

Amounts of salary, bonus and non-equity incentive plan compensation set forth in the Summary Compensation Table and the notes below earned by each Named Executive Officer in a currency other than U.S. dollars have been translated using the average exchange rate for 2012, 2011 or 2010, as applicable.

	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($) (2)	Option awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total Compensation ($)
Adrian Sarbu President and CEO	2012	1,800,000		-	-	-	133,100	124,486	(3)	2,057,586
	2011	1,800,000		320,000	-	-	1,481,034	127,022	(4)	3,728,056
	2010	1,800,000		900,000	-	2,236,500	500,000	117,383	(5)	5,553,883
David Sach Chief Financial Officer	2012	580,980		75,000	335,400	-	-	112,529	(6)	1,103,909
	2011	642,359		-	-	393,050	603,800	123,419	(7)	1,762,628
	2010	496,768		248,961	-	1,675,750	-	145,035	(8)	2,566,513
Anthony Chhoy Head of Strategic Planning and Operations	2012	531,572	(9)	75,000	335,400	-	-	87,870	(10)	1,029,842
	2011	570,187		-	-	336,900	558,800	87,950	(11)	1,553,837
	2010	498,384	(12)	230,648	-	240,000	-	72,065	(13)	1,041,097
Daniel Penn General Counsel	2012	530,903		75,000	279,500	-	-	9,260	(14)	894,663
	2011	481,054		-	-	280,750	447,400	5,765	(14)	1,214,969
David Sturgeon Deputy Chief Financial Officer	2012	414,405	(15)	40,000	83,850	-	-	166,852	(16)	705,107

(1) Information in respect of bonus awards and non-equity incentive plan awards is summarized below for each Named Executive Officer.
(2) These amounts reflect aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2012, 2011 and 2010 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of the aggregate grant date fair value are included in Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
(3) Represents $90,712 for an overseas housing allowance, $17,851 for health and life insurance benefits, $13,732 for travel costs (including ground transportation costs) and $2,191 for tax return preparation fees.
(4) Represents $98,187 for an overseas housing allowance, $16,659 for travel costs (including ground transportation costs), $8,677 for health insurance benefits and $3,499 for tax return preparation fees.
(5) Represents $93,504 for an overseas housing allowance, $13,036 for travel costs (including ground transportation costs) and $10,843 for health insurance benefits.
(6) Represents $76,127 for an overseas housing allowance, $31,775 for health and life insurance benefits and $4,627 for tax return preparation fees.
(7) Represents $84,170 for overseas housing allowance, $34,860 for health insurance benefits and $4,389 for tax return preparation fees.
(8) Represents $66,236 for relocation expenses, $62,339 for overseas housing allowance and $16,460 for health insurance benefits.
(9) Includes the reimbursement of accrued unused vacation days of CZK 310,154 ($15,868).

(10) Represents $66,305 for overseas housing allowance, $17,313 for health insurance benefits and $4,252 for tax return preparation fees
(11) Represents $73,310 for overseas housing allowance, $11,216 for health insurance benefits and $3,424 for tax return preparation fees.
(12) Includes the reimbursement of accrued unused vacation days and a one-time payment of CZK 700,000 ($36,611).
(13) Represents $67,782 for overseas housing allowance and $4,283 for life and health insurance benefits.
(14) Represents health insurance benefits.
(15) Includes the reimbursement of accrued unused vacation days of CZK 300,000 (approximately $15,348).
(16) Represents $76,128 for overseas housing allowance, $67,601 for school fees, $21,645 for health and life insurance benefits and $1,478 for tax return preparation fees.

Adrian Sarbu

Mr. Sarbu has served as President and CEO since July 27, 2009 and was compensated in 2012 pursuant to an employment agreement with CME Media Services Limited, a wholly owned subsidiary of the Company, dated July 27, 2009. The employment agreement was amended on April 4, 2013. While Mr. Sarbu’s annual salary remains unchanged, the amended employment agreement extends the term of his employment, as well as changes the basis pursuant to which Mr. Sarbu may be awarded non-equity incentive compensation and payments that may be owed upon termination. Additional information with respect to the amended employment agreement may be found in the Current Report on Form 8-K filed by the Company on April 5, 2013.

Pursuant to his employment agreement, Mr. Sarbu was entitled to receive an annual salary of $1.8 million. In addition, in the event that the trading price of shares of our Class A Common Stock closed at or above $50 per share on at least 15 trading days during the twelve month period prior to January 1, 2011, January 1, 2012 or January 1, 2013, Mr. Sarbu’s annual salary shall increase to $2.4 million with effect from January 1 of the year following the year in which this share target is achieved. Only one such salary increase was permitted under the terms of Mr. Sarbu’s employment agreement. Since the trading price target was not achieved, Mr. Sarbu’s annual salary remains at $1.8 million.

Mr. Sarbu was entitled to earn a non-equity incentive plan award based on meeting quantitative performance targets described in the Compensation Discussion and Analysis section above. Because these targets were not met, Mr. Sarbu did not earn any such non-equity incentive plan compensation in 2012 or 2010. In 2011, Mr. Sarbu earned a non-equity incentive plan award of $720,000. In addition, the Compensation Committee elected to award Mr. Sarbu a discretionary bonus of $320,000 in 2011 and $900,000 in 2010.

Pursuant to his employment agreement, Mr. Sarbu was also entitled to earn non-equity incentive plan awards upon the achievement of certain specified corporate objectives, as described under “CEO Special Performance Awards” above in the Compensation Discussion and Analysis section above. In 2012, he  earned a non-equity incentive plan award of $133,100 in connection with the refinancing of the remainder of the Company’s 3.50% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) and the Company’s Floating Rate notes due 2014. In 2011, Mr. Sarbu earned non-equity incentive plan awards of $500,000 for the development of a succession planning tool endorsed by the Board of Directors and $261,034 in connection with the refinancing of a portion of the 2013 Convertible Notes.  In 2010, Mr. Sarbu earned a non-equity incentive plan award of $500,000 for the completion of the sale of the Company’s Ukraine operations.

Mr. Sarbu’s employment agreement included a cap on total compensation payable to the CEO in any year from 2010.  Total compensation includes annual salary, non-equity incentive plan awards, special performance awards and equity compensation. Starting from 2010, Mr. Sarbu’s total compensation in respect of any financial year shall not exceed $6,000,000 in 2010, $8,000,000 in 2011, $10,000,000 in 2012 and $10,000,000 in 2013.

Pursuant to his employment agreement, Mr. Sarbu received a monthly housing allowance in connection with his relocation to Prague, the Czech Republic, as well as medical, life, disability and travel insurance benefits. See footnotes 3, 4 and 5 of the Summary Compensation Table for additional information. Mr. Sarbu’s employment agreement also contains non-competition provisions that are applicable for a one-year period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

David Sach

Mr. Sach was appointed Chief Financial Officer effective March 1, 2010 and is compensated pursuant to an employment agreement with CME Media Services Limited. Pursuant to his employment agreement. Mr. Sach’s aggregate annual salary is CZK 11,355,900 ($580,980).

Mr. Sach was entitled to earn a non-equity incentive plan award based on meeting quantitative performance targets described in the Compensation Discussion and Analysis section above. Because these targets were not met, Mr. Sach did not earn any non-equity incentive plan compensation in 2012 or 2010. In 2011, Mr. Sach earned a non-equity incentive plan award of approximately $603,800.  In addition, the Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Sach a discretionary bonus of $75,000 in 2012 and $248,961 in 2010.

Mr. Sach’s employment agreement provides for a monthly housing allowance, as well as medical, disability and life insurance benefits. See footnotes 6, 7 and 8 of the Summary Compensation Table for additional information. In connection with the entry into Mr. Sach’s employment agreement, he was awarded an option to purchase 125,000 shares of the Company’s Class A Common Stock on March 1, 2010. Mr. Sach’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination and a prohibition on the use of confidential information.

Anthony Chhoy

Mr. Chhoy serves as Executive Vice President and Head of Strategic Planning and Operations pursuant to an amended and restated employment agreement with CME Media Services Limited dated December 1, 2010. Pursuant to his employment agreement. Mr. Chhoy’s aggregate annual salary is CZK 10,080,000 ($515,704).

Mr. Chhoy was entitled to earn a non-equity incentive plan award based on meeting quantitative performance targets described in the Compensation Discussion and Analysis section above. Because these targets were not met, Mr. Chhoy did not earn any non-equity incentive plan compensation in 2012 or 2010. In 2011, Mr. Chhoy earned a non-equity incentive plan award of approximately $558,800. In addition, the Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Chhoy a discretionary bonus of $75,000 in 2012 and $230,648 in 2010.

Mr. Chhoy’s employment agreement provides for a monthly housing allowance, as well as medical, disability and life insurance benefits. See footnotes 10, 11 and 13 of the Summary Compensation Table for additional information. Mr. Chhoy’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Daniel Penn

Mr. Penn serves as General Counsel pursuant to an employment agreement with CME Media Services Limited dated February 20, 2012. Prior to that, Mr. Penn was employed pursuant to an amended and restated employment agreement with CME Development Corporation, a wholly-owned subsidiary of the Company, dated October 6, 2006. Pursuant to his employment agreement, Mr. Penn’s aggregate annual salary from January 1, 2012 is GBP 335,000 ($530,903).

Mr. Penn was entitled to earn a non-equity incentive plan award based on meeting quantitative performance targets described in the Compensation Discussion and Analysis section above. Because these targets were not met, Mr. Penn did not earn any non-equity incentive plan compensation in 2012.  The Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Penn a discretionary bonus of $75,000 in 2012. In 2011, Mr. Penn earned a non-equity incentive plan award of approximately $447,400.

Mr. Penn’s employment agreement provides for medical, disability and life insurance benefits. See footnote 14 of the Summary Compensation Table for additional information. Mr. Penn’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

David Sturgeon

Mr. Sturgeon was appointed Deputy Chief Financial Officer effective July 1, 2009 and serves pursuant to an amended and restated employment agreement with CME Media Services Limited dated July 27, 2010. Pursuant to his employment agreement, Mr. Sturgeon’s aggregate annual salary is CZK 7,800,000 ($399,507).

Mr. Sturgeon was entitled to earn a non-equity incentive plan award based on meeting quantitative performance targets described in the Compensation Discussion and Analysis section above. Because these targets were not met, Mr. Sturgeon did not earn any non-equity incentive plan compensation in 2012. The Compensation Committee elected, on the recommendation of the President and CEO, to award Mr. Sturgeon a discretionary bonus of $40,000 in 2012.

Mr. Sturgeon’s employment agreement provides for a monthly housing allowance, as well as medical, disability and life insurance benefits. See footnote 16 of the Summary Compensation Table for additional information. Mr. Sturgeon’s employment agreement also contains non-competition provisions applicable for a six-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Grants of Plan Based Awards

The following table sets forth information with respect to estimated possible payouts under non-equity incentive plans and restricted stock units granted to the Named Executive Officers during the fiscal year ended December 31, 2012. We have not granted any equity incentive plan awards or any option awards during the year ended December 31, 2012.  In addition, no Named Executive Officer was eligible during the year ended December 31, 2012 to earn a bonus whose payout would be earned in whole or in part in a future year. Accordingly, there are no estimated future payouts for any Named Executive Officer.  Foreign currency amounts in the table below have been translated using the average exchange rate for the year ended December 31, 2012.

	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)
	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date	Grant Date Fair Value of Stock Awards ($)(2)
Adrian Sarbu	1,800,000	1,800,000	-	-	-
David Sach	580,980	580,980	60,000	June 14, 2012	335,400
Anthony Chhoy	515,704	515,704	60,000	June 14, 2012	335,400
Daniel Penn	530,903	530,903	50,000	June 14, 2012	279,500
David Sturgeon	199,754	199,754	15,000	June 14, 2012	83,850

(1) Estimated possible payouts for each Named Executive Officer were calculated using the criteria set out in the “CEO Non-equity Incentive Plan Award Target” or “Senior Management Non-equity Incentive Plan Targets” in the Compensation Discussion and Analysis section above in respect of each Named Executive Officer. There are no threshold amounts.

(2) Grant date fair value was determined using the methodology provided by ASC 718. For a discussion of the assumptions underlying the valuation of employee stock compensation, see Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information with respect to options to purchase shares of Class A Common Stock and restricted stock units granted to the Named Executive Officers outstanding at December 31, 2012.  There are no unearned options. All option awards and restricted stock units vest in four equal installments on each anniversary of the date of grant other than the grant made in May 2009, which vested in two equal installments on each anniversary of the date of grant.

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock that have not Vested	Market Value of Units of Stock that have not Vested

Adrian Sarbu		337,000	115,000
	11/18/2004	8,000	-	$ 32.99	11/17/2014	-	-
	12/21/2005	4,000	-	57.00	12/20/2015	-	-
	06/08/2006	8,000	-	56.42	06/07/2016	-	-
	12/05/2007	30,000	-	113.56	12/04/2015	-	-
	12/16/2008	50,000	-	22.64	12/15/2016	-	-
	05/15/2009	42,000	-	17.52	05/14/2015	-	-
	07/30/2009	120,000	40,000	20.19	07/29/2017	-	-
	03/16/2010	75,000	75,000	29.73	03/15/2018	-	-

David Sach		71,250	88,750			60,000
	03/01/2010	62,500	62,500	$ 26.80	02/28/2018	-	-
	05/16/2011	8,750	26,250	22.38	05/15/2019	-	-
	06/14/2012	-	-	-	-	60,000	370,800

Anthony Chhoy		35,500	32,500			60,000
	12/21/2005	500	-	$ 57.00	12/20/2015	-	-
	12/14/2006	1,500	-	72.05	12/13/2016	-	-
	12/05/2007	3,000	-	113.56	12/04/2015	-	-
	12/16/2008	8,000	-	22.64	12/15/2016	-	-
	05/15/2009	5,000	-	17.52	05/14/2015	-	-
	06/15/2010	10,000	10,000	23.85	06/14/2018	-	-
	05/16/2011	7,500	22,500	22.38	05/15/2019	-	-
	06/14/2012	-	-	-	-	60,000	370,800

Daniel Penn		127,250	31,250			50,000
	05/03/2004	10,000	-	$ 18.18	05/02/2014	-	-
	10/01/2004	10,000	-	28.60	09/30/2014	-	-
	06/02/2005	10,000	-	44.50	06/01/2015	-	-
	06/08/2006	8,000	-	56.42	06/07/2016	-	-
	12/14/2006	12,500	-	72.05	12/13/2016	-	-
	12/05/2007	12,500	-	113.56	12/04/2015	-	-
	12/16/2008	12,500	-	22.64	12/15/2016	-	-
	05/15/2009	33,000	-	17.52	05/14/2015	-	-
	06/15/2010	12,500	12,500	23.85	06/14/2018	-	-
	05/16/2011	6,250	18,750	22.38	05/15/2019	-	-
	06/14/2012	-	-	-	-	50,000	309,000

David Sturgeon		38,500	22,500			15,000
	12/21/2005	2,000	-	57.00	12/20/2015	-	-
	12/14/2006	3,000	-	72.05	12/13/2016	-	-
	12/05/2007	4,000	-	113.56	12/04/2015	-	-
	12/16/2008	8,000	-	22.64	12/15/2016	-	-
	05/15/2009	9,000	-	17.52	05/14/2015	-	-
	09/14/2010	7,500	7,500	23.67	09/13/2018	-	-
	05/16/2011	5,000	15,000	22.38	05/15/2019	-	-
	06/14/2012	-	-	-	-	15,000	92,700

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options and no restricted stock units vested during the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change of Control

Set out below is information reflecting compensation that may be payable to each of the Named Executive Officers in the event of the termination of such Named Executive Officer’s employment. The amount of compensation payable upon voluntary termination, involuntary termination (other than for cause) or termination for cause is described below. We do not have any severance agreement or any agreement providing for any specific payments (commonly referred to as “parachute payments”) upon a change of control with any Named Executive Officer. However, options and restricted stock units granted to employees and directors automatically become vested on a change of control pursuant to the Stock Incentive Plan. Except as set out below, for purposes hereof a “change of control” refers to certain corporate transactions (including a sale of substantially all of the assets of the Company and a merger or consolidation where the Company is not the surviving entity) as set forth in the Company’s option agreements that are customarily regarded as a change of control.

The amounts shown below assume that such termination or change of control was effective as of December 31, 2012. The amounts do not include salary earned through such period (which is reflected in the Summary Compensation Table) or accrued vacation days. The amounts below also do not include non-equity incentive plan compensation or discretionary bonuses for any Named Executive Officers in respect of the year ended December 31, 2012. The numbers presented below are for illustrative purposes.  Actual amounts that may be payable or will be paid can only be determined at the time of separation of a Named Executive Officer from the Company. Option values represent the difference between the closing price of shares of our Class A Common Stock on December 31, 2012 and the exercise price of such options. Restricted stock unit values represent the closing price of shares of our Class A Common Stock on December 31, 2012. Foreign currency amounts set out below have been translated using the exchange rate prevailing at December 31, 2012.

Adrian Sarbu

Payments under employment agreement

The employment agreement that Mr. Sarbu was compensated under in 2012 was for a fixed term that expired on December 31, 2013. Under the terms of the employment agreement, Mr. Sarbu was permitted to terminate his employment at any time on 12 months’ notice. We could have elected to make payment in lieu of notice and pay the portion of his annual salary for the portion of the notice period remaining at the time the Company elects to make payment in lieu of notice. Mr. Sarbu was also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2012, if we were to elect to make payment in lieu of notice Mr. Sarbu would be entitled to $1.8 million, subject to deductions for income tax and social insurance withholdings.

Under his employment agreement we were permitted at any time to terminate Mr. Sarbu’s employment (other than for cause) and make payment in lieu of notice. This payment would be comprised of (i) Mr. Sarbu’s annual salary from the date such notice is delivered until the expiration of the employment agreement, (ii) an additional payment equal to one year’s salary and (iii) any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2012, if we were to elect to make payment in lieu of notice Mr. Sarbu would be entitled to receive $3.6 million, subject to deductions for income tax and social security withholdings.

In the event we terminated Mr. Sarbu’s employment agreement due to cause, he was not entitled to receive any additional remuneration.

The April 4, 2013 amendment to Mr. Sarbu’s employment agreement changes the payments that may be owed to Mr. Sarbu upon termination. Additional information may be found in the Current Report on Form 8-K filed by the Company on April 5, 2013.

Equity

Under the terms of his option agreements, any options issued to Mr. Sarbu that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such date.  No options issued to Mr. Sarbu that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options that were exercisable on December 31, 2012 was $nil.

In the event Mr. Sarbu is terminated for cause under the CEO employment agreement, any options awarded to Mr. Sarbu, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Sarbu’s option agreements, in the event of a change of control, all outstanding options granted to Mr. Sarbu would become immediately exercisable. The value of these options on December 31, 2012 was $nil.

Mr. Sarbu does not hold any restricted stock units.

David Sach

Payments under employment agreement

Mr. Sach has an employment agreement for an indefinite term. We may terminate Mr. Sach’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Sach his employment agreement shall terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. In the event we terminate Mr. Sach’s employment, he is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) his vacation days in respect of the notice period, (iv) any accrued non-equity incentive plan awards as of the notice date and (v) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2012, Mr. Sach would be entitled to $1,333,951, subject to deductions for social insurance and other withholdings. Mr. Sach is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Sach may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Sach is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2012, if we were to elect to make payment in lieu of notice Mr. Sach would be entitled to receive $598,940, subject to deductions for social security and other withholdings.

In the event we terminate Mr. Sach’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Equity

In the event Mr. Sach terminates his employment agreement, under the terms of his option and restricted stock unit agreements any options or restricted stock units issued to Mr. Sach that are exercisable as of such termination date may be exercised for a period of 90 days following such date. The value of options granted to Mr. Sach that were exercisable on December 31, 2012 was $nil and none of Mr. Sach’s restricted stock units were exercisable on that date.

In the event we terminate Mr. Sach’s employment agreement (other than for cause), all options and restricted stock units issued to him that are not exercisable on such termination date become vested as a result of his termination and can be exercised during the twelve months following such date.  On December 31, 2012, the value of all outstanding options granted to Mr. Sach was $nil and the value of all outstanding restricted stock units granted to Mr. Sach was $370,800.

In the event Mr. Sach’s employment agreement is terminated for cause, any options or restricted stock units awarded to Mr. Sach, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Sach’s option and restricted stock unit agreements, in the event of a change of control (as defined in his employment agreement), all outstanding options and restricted stock units granted to Mr. Sach would become immediately exercisable.

Anthony Chhoy

Payments under employment agreement

Mr. Chhoy has an employment agreement for an indefinite term. We may terminate Mr. Chhoy’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Chhoy, his employment agreement will terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Chhoy is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) any accrued non-equity incentive plan awards as of the notice date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2012, Mr. Chhoy would be entitled to $1,131,646, subject to deductions for social insurance and other withholdings. Mr. Chhoy is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Chhoy may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Chhoy is also entitled to any earned but unpaid non-equity incentive plan awards.  Assuming a termination date of December 31, 2012, if we were to elect to make payment in lieu of notice Mr. Chhoy would be entitled to receive $531,646, subject to deductions for social security and other withholdings.

In the event we terminate Mr. Chhoy’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Equity

Under the terms of his option and restricted stock unit agreements, any options or restricted stock units issued to Mr. Chhoy that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such termination date. No options or restricted stock units issued to Mr. Chhoy that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options granted to Mr. Chhoy that were exercisable on December 31, 2012 was $nil and none of Mr. Chhoy’s restricted stock units were exercisable on that date.

In the event Mr. Chhoy’s employment agreement is terminated due to cause, any options or restricted stock units awarded to Mr. Chhoy, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Chhoy’s option agreements, in the event of a change of control, all outstanding options and restricted stock units granted to Mr. Chhoy would become immediately exercisable. On December 31, 2012, the value of all outstanding options granted to Mr. Chhoy was $nil and the value of all restricted stock units granted to Mr. Chhoy was $370,800.

Daniel Penn

Payments under employment agreement

Mr. Penn has an employment agreement for an indefinite term. Pursuant to Mr. Penn’s current employment agreement, we may terminate Mr. Penn’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Penn his employment agreement shall terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. In the event we terminate Mr. Penn’s employment, he is also entitled to an amount equal to (i) his annual target bonus, (ii) his vacation days in respect of the notice period, (iii) any accrued non-equity incentive plan awards as of the notice date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2012, Mr. Penn would be entitled to receive $1,145,762, subject to deductions for social insurance and other withholdings. Mr. Penn is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Penn may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Penn is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2012, Mr. Penn would be entitled to receive $541,633, subject to deductions for social insurance and other withholdings.

In the event we terminate Mr. Penn’s  employment agreement due to cause, he is not entitled to receive any additional remuneration.

Equity

Under the terms of his option and restricted stock unit agreements, any options or restricted stock units issued to Mr. Penn that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such termination date. No options or restricted stock units issued to Mr. Penn that have not already become exercisable on such termination date become vested as a result of his termination.  None of Mr. Penn’s restricted stock units were exercisable at December 31, 2012 and the value of options granted to Mr. Penn that were exercisable on December 31, 2012 was $nil.

In the event Mr. Penn’s employment agreement is terminated due to cause, any options awarded to Mr. Penn, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Penn’s option  and restricted stock unit agreements, in the event of a change of control, all outstanding options and restricted stock units granted to Mr. Penn would become immediately exercisable. On December 31, 2012, the value of all outstanding options granted to Mr. Penn was $nil and the value of all restricted stock units granted to Mr. Penn was $309,000.

David Sturgeon

Payments under employment agreement

Mr. Sturgeon has an employment agreement for an indefinite term. We may terminate Mr. Sturgeon’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Sturgeon, his employment agreement will terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Sturgeon is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) any accrued non-equity incentive plan awards as of the notice date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2012, Mr. Sturgeon would be entitled to $685,443, subject to deductions for social insurance and other withholdings. Mr. Sturgeon is also entitled to medical and dental insurance for a period of 12 months following termination.

Mr. Sturgeon may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Sturgeon is also entitled to any earned but unpaid non-equity incentive plan awards.  Assuming a termination date of December 31, 2012, if we were to elect to make payment in lieu of notice Mr. Sturgeon would be entitled to receive $411,392, subject to deductions for social security and other withholdings.

In the event we terminate Mr. Sturgeon’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Equity

Under the terms of his option and restricted stock unit agreements, any options or restricted stock units issued to Mr. Sturgeon that have become exercisable as of the termination date (other than termination for cause) may be exercised for a period of 90 days following such termination date. No options or restricted stock units issued to Mr. Sturgeon that have not already become exercisable on such termination date become vested as a result of his termination.  The value of options granted to Mr. Sturgeon that were exercisable on December 31, 2012 was $nil and none of Mr. Sturgeon’s restricted stock units were exercisable on that date.

In the event Mr. Sturgeon’s employment agreement is terminated due to cause, any options or restricted stock units awarded to Mr. Sturgeon, including those that have become exercisable, shall immediately terminate on the date of such termination.

Pursuant to Mr. Sturgeon’s option agreements, in the event of a change of control, all outstanding options and restricted stock units granted to Mr. Sturgeon would become immediately exercisable. On December 31, 2012, the value of all outstanding options granted to Mr. Sturgeon was $nil and the value of all restricted stock units granted to Mr. Sturgeon was $92,700.

Director Compensation

We use a combination of cash and equity to compensate non-employee directors. The following table sets forth information in respect of compensation paid to non-employee directors for the year ended December 31, 2012 including restricted stock units. We do not have any non-equity incentive compensation plans or non-qualified deferred compensation earnings and directors received no other compensation. Mr. Sarbu does not receive any compensation for his service as a director and details of his compensation may be found under the Summary Compensation Table above.

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total Compensation ($)
Ronald Lauder	-	56,800	56,800
Herbert Granath	90,000	56,800	146,800
Paul Cappuccio	-	-	-
Michael Del Nin	-	-	-
Charles Frank	60,000	56,800	116,800
Alfred Langer	72,000	56,800	128,800
Fred Langhammer	60,000	56,800	116,800
Bruce Maggin	60,000	56,800	116,800
Parm Sandhu(2)	63,250	56,800	120,050
Duco Sickinghe	67,000	56,800	123,800
Kelli Turner	-	56,800	56,800
Eric Zinterhofer	-	56,800	56,800

(1) These amounts reflect aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2012 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of this amount are included in Part II, Item 8, Note 16 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as set forth below, all directors elected at the 2012 Annual General Meeting were awarded 10,000 restricted stock units. Messrs. Cappuccio and Del Nin each declined this award.
(2) Mr. Sandhu has served on the Treasury/Finance Committee since September 11, 2012.

Directors’ Fees

We pay a cash fee to each of our independent directors of $50,000 per annum.  We reimburse each director for expenses in connection with attending meetings of the Board of Directors. Members of the Audit Committee are paid an additional annual cash fee of $12,000.  The members of the Audit Committee are Messrs. Langer, Sandhu and Sickinghe.  Members of each of the Compensation Committee, the Corporate Governance/Nominating Committee, the Related Party Transactions Committee and the Treasury/Finance Committee (other than Mr. Del Nin) receive an additional annual cash fee of $5,000. The members of the Compensation Committee are Messrs. Maggin, Granath and Langhammer.  The members of the Corporate Governance/Nominating Committee are Messrs. Granath, Langer, Langhammer and Maggin. The members of the Related Party Transactions Committee are Messrs. Frank, Granath, Langer and Sickinghe. The members of the Treasury/Finance Committee are Messrs. Del Nin, Frank and Sandhu and Ms. Turner. In addition, Mr. Granath received $25,000 as Vice Chairman.

Annual Equity Grant

Pursuant to our Stock Incentive Plan, on the date of each annual general meeting, each non-employee director who has served as a director since the last annual general meeting or who has been otherwise approved by the Board although having served a shorter term shall receive either (i) non-incentive stock options to purchase shares of Class A Common Stock or (ii) a combination of non-incentive stock options, restricted stock and restricted stock units whose aggregate value is equal to the value of the equivalent number of non-incentive stock options on the date of grant. The exercise price of such options will be the closing price of a share of Class A Common Stock on the date of grant.

The Compensation Committee has discretion to determine the amount and components of the annual automatic grant to non-employee directors within the limitation described above. For purposes of determining the U.S. dollar value of non-incentive stock options to purchase shares of Common Stock awarded under the automatic grant, the U.S. dollar amount is determined using the methodology that is employed by the Company for valuing options in its most recent annual financial statements.

The Stock Incentive Plan provides the Compensation Committee with the authority to stipulate the vesting period for all automatic awards, whether options, restricted stock or restricted stock units. The Compensation Committee determined that the automatic grant for 2012 should consist solely of restricted stock units with a vesting period of one year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 25, 2013 with respect to the beneficial ownership of shares of our Class A Common Stock and the Series A Convertible Preferred Stock and also sets forth certain information with respect to voting power and percentage of ownership as of April 25, 2013, by (i) each shareholder known by us to beneficially own more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) the principal executive officer and the other named executive officers, and (iv) all directors and executive officers as a group.  Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person.  None of the shares held by the directors or executive officers are pledged, except as provided in Notes 2 and 6.

Name of Beneficial Owner	Beneficial Ownership of Shares of Class A Common Stock		% of Voting Power (a)		% Ownership (a)
Ronald S. Lauder (1)	38,019,379	(4)	55.63	% (20)	49.19%
Adrian Sarbu (2)	3,668,367	(5)	4.68%		4.68%
Paul T. Cappuccio	--		--		--
Michael Del Nin	--		--		--
Charles R. Frank, Jr.	72,200	(6)	*		*
Herbert A. Granath	69,700	(7)	*		*
Alfred W. Langer	85,800	(8)	*		*
Fred Langhammer	45,000	(9)	*		*
Bruce Maggin	73,000	(10)	*		*
Parm Sandhu	35,000	(11)	*		*
Duco Sickinghe	45,000	(12)	*		*
Kelli Turner	15,000	(13)	*		*
Eric Zinterhofer	73,000	(14)	*		*

David Sach	206,250	(15)	*		*
Anthony Chhoy	63,000	(16)	*		*
Daniel Penn	152,250	(17)	*		*
David Sturgeon	47,250	(18)	*		*

All directors and executive officers as a group (20 persons)	42,733,143	(19)	67.88	% (20)	53.78%

Time Warner Inc. (3)	32,898,443		49.90	% (21)	42.62%
TW Media Holdings LLC (3)	32,898,443		49.90	% (21)	42.62%
Time Warner Media Holdings B.V. (3)	32,898,443		49.90	% (21)	42.62%
RSL Savanah, LLC (1)	32,898,443		49.90	% (20)	42.62%

*           Less than 1.0%

(a)
Represents the percentage of total voting power and the percentage ownership of the shares of Class A Common Stock, the share of Series A Convertible Preferred Stock (the “Preferred Share”) and currently exercisable options for shares of Class A and Class B Common Stock beneficially owned by each identified shareholder and all directors and executive officers as a group.  The shares of Class A Common Stock and the Series A Convertible Preferred Stock are the only authorized classes of our capital stock with shares outstanding. At April 25, 2013, there were 77,185,129 shares of Class A Common Stock and one Preferred Share outstanding.  See Note 3 for information relating to voting rights attached to the Preferred Share.

1.
The address of Ronald S. Lauder and RSL Investments Corporation is Suite 4200, 767 Fifth Avenue, New York, New York 10153. The address of RSL Savannah, LLC is c/o RSL Investments Corporation, Suite 4200, 767 Fifth Avenue, New York, New York 10153. Mr. Lauder is the sole shareholder of RSL Investments Corporation (“RIC”), a Delaware corporation, is the President and sole member of RSL Savannah, LLC (“RSL Savannah”), a Delaware limited liability company and is a sole member of RSL Capital LLC (“RSL Capital”), a Delaware limited liability company. Information in respect of the beneficial ownership of RIC and RSL Savannah (other than percentage ownership) is based upon a Statement on Schedule 13D/A jointly filed by RSL Savannah, RSL Capital and Mr. Lauder on July 12, 2012 and a Form 4 filed jointly by Mr. Lauder and RSL Savannah on June 19, 2012. Mr. Lauder reported that he beneficially owns (i) 2,885,705 shares of Class A Common Stock held directly by RIC; (ii) 105,231 shares of Class A Common Stock held directly by RAJ Family Partners, L.P, the managing general partner of which is RAJ Family Corporation, of which Mr. Lauder is Chairman and President; (iii) 26,000 shares of Class A Common Stock held directly by Mr. Lauder; (iv) 2,000,000 shares of Class A Common Stock held directly by RSL Capital; and (v) 600,000 shares of Class A Common Stock held directly by The Neue Galerie New York, of which Mr. Lauder is a director and President.  RSL Savannah, RSL Capital and Mr. Lauder disclaim beneficial ownership of the 600,000 shares of Class A Common Stock held directly by The Neue Galerie New York, therefore such shares are excluded from the number of shares of Class A Common Stock beneficially owned by Mr. Lauder presented in the table above.  In addition, Mr. Lauder and RSL Savannah have beneficial ownership with Time Warner, TWMH and TWBV (each as defined in Note 3) of 32,898,443 shares of Class A Common Stock and the Preferred Share (as described in Note 3) held directly by TWBV, over which RSL Savannah was granted proxy pursuant to an Irrevocable Voting Deed and Corporate Representative Appointment among TWBV, RSL Savannah, Mr. Lauder and the Company dated May 18, 2009, as amended (the “Voting Agreement”), at the termination of which Mr. Lauder will no longer have sole voting control.  The Voting Agreement will terminate upon the earlier of (a) one day after TWBV provides written notice of TWBV’s election to terminate the Voting Agreement (provided that such notice may not be provided before May 18, 2013) and (b) June 30, 2013.

2.
The principal business address of Mr. Sarbu is c/o CME Media Services Limited, Kříženeckého nám. 1078/5, 152 00 Praha 5 – Barrandov, Czech Republic. Mr. Sarbu beneficially owns, directly or indirectly, substantially all the outstanding shares of Alerria Management Company S.A. (“Alerria”), a joint stock company organized under the laws of Romania, and Metrodome B.V. (“Metrodome”), a company organized under the laws of The Netherlands. The address of Alerria is 109 Pache Protopopescu Blvd., 6th Floor, sector 2, Bucharest, Romania. The address of Metrodome is Teleport Boulevard 140 1043EJ, 1000 CV, Amsterdam, The Netherlands. Information in respect of the beneficial ownership of Alerria and Metrodome (other than percentage ownership) is based upon a Statement on Schedule 13D/A jointly filed by them and Mr. Sarbu on December 19, 2011. Mr. Sarbu reported that (i) he and Alerria beneficially own a currently exercisable warrant to purchase 600,000 shares of Class A Common Stock and (ii) he and Metrodome beneficially own a currently exercisable warrant to purchase 250,000 shares of Class A Common Stock. Mr. Sarbu is (i) the sole beneficial owner of 602,000 shares of Class A Common Stock; (ii) the joint beneficial owner with Alerria of 1,241,867 shares of Class A Common Stock; and (iii) the joint beneficial owner with Metrodome of 600,000 shares of Class A Common Stock. Alerria has pledged 1,200,000 shares of Class A Common Stock, and Mr. Sarbu has pledged 200,000 shares of Class A Common Stock, each in favor of ING Bank N.V. Amsterdam – Bucharest Branch pursuant to security agreements dated May 20, 2010 and September 30, 2011.

3.
Information in respect of the beneficial ownership of Time Warner Inc (“Time Warner”), TW Media Holdings LLC (“TWMH”) and Time Warner Media Holdings B.V. (“TWBV”) (other than percentage ownership) is based upon a statement on Schedule 13D/A filed jointly by them on July 11, 2012. The address of each of Time Warner, a Delaware corporation, and TWMH, a Delaware limited liability company, is One Time Warner Center, New York, New York 10019. The address of TWBV, a private limited liability company organized under the laws of The Netherlands, is Naritaweg 237, 1043CB Amsterdam, The Netherlands. Time Warner owns directly all of the equity interests of TWMH and TWMH owns directly all of the equity interests of TWBV. Time Warner, TWBV and TWMH reported that they beneficially own 32,898,443 shares of Class A Common Stock and the Preferred Share, all of which are voted by Mr. Lauder pursuant to the Voting Agreement described in Note 1. The Preferred Share is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the number of outstanding shares of Class A Common Stock owned by TWBV, when aggregated with any outstanding shares of class A Common Stock held by any group (as this term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) that includes TWBV and any of its affiliates, would not result in the TWBV being a beneficial owner of more than 49.9% of the outstanding shares of Class A Common Stock of the Company. The Preferred Share is entitled to one vote per each share of Class A Common Stock into which it is convertible.  By virtue of the Voting Agreement described in Note 1, Time Warner, TWBV and TWMH may also be deemed to have shared voting and dispositive power over (i) 5,616,936 share of Class A Common Stock beneficially owned by Mr. Lauder summarized in Note 1; (ii) 30,000 shares of Class A Common Stock underlying currently exercisable options beneficially owned by Mr. Lauder; (iii) 64,000 shares of Class B Common Stock underlying currently exercisable stock options beneficially owned by Mr. Lauder; and (iv) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days (collectively, the “Lauder Shares”). Time Warner, TWBV and TWMH disclaim beneficial ownership of the Lauder Shares and therefore such shares are excluded from the number of shares of Class A Common Stock beneficially owned by Time Warner, TWMH and TWBV presented in the table above.

4.
Consists of (i) the shares of Class A Common Stock beneficially owned as set forth in Note 1; (ii) 30,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; (iii) 64,000 shares of Class B Common Stock underlying options, which are currently exercisable, or will become exercisable within 60 days; and (iv) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.  Shares of Class B Common Stock are entitled to 10 votes per share, however, for purposes of this table we have assumed that any shares of Class B Common Stock issued upon the exercise of stock options will automatically convert into shares of Class A Common Stock on a one-to-one basis pursuant to our bye-laws.  Does not include the 11,211,449 shares of Class A Common Stock into which the Preferred Share is convertible (see Note 3).

5.
Consists of (i) the shares of Class A Common Stock and warrants to purchase shares of Class A Common Stock beneficially owned as set forth in Note 2; and (ii) 374,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 77,500 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days.

6.
Consists of (i) 3,200 shares of Class A Common Stock; (ii) 59,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (iii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Mr. Frank holds a brokerage account which he uses as a cash management account in which he maintains various securities, including his 3,200 shares of Class A Common Stock of the Company. Whenever such account is overdrawn, the amount of such overdraft is loaned to Mr. Frank on a margin secured by all of the securities in the account, which may be deemed to constitute a “pledge” of Mr. Frank’s shares in the Company.

7.
Consists of (i) 59,700 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

8.
Consists of (i) 75,800 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

9.
Consists of (i) 10,000 shares of Class A Common Stock; (ii) 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (iii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

10.
Consists of (i) 63,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

11.
Consists of (i) 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

12.
Consists of (i) 35,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

13.
Consists of (i) 5,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

14.
Consists of (i) 63,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days.

15.
Consists of (i) 80,000 shares of Class A Common Stock; (ii) 111,250 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (iii) 15,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Does not include (i) 48,750 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days; and (ii) 45,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

16.
Consists of (i) 48,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 15,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Does not include (i) 20,000 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days; and (ii) 45,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

17.
Consists of (i) 139,750 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 12,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Does not include (i) 18,750 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days; and (ii) 37,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

18.
Consists of (i) 43,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (ii) 3,750 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Does not include (i) 17,500 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days; and (ii) 11,250 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

19.
Consists of (i) 40,453,393 shares of Class A Common Stock; (ii) 2,121,000 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days and warrants to purchase shares of Class A Common Stock; and (iii) 158,750 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently vested, or will become vested within 60 days. Does not include (i) 202,500 shares of Class A Common Stock underlying options which are not currently exercisable and will not become exercisable within 60 days; and (ii) 176,250 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

20.
Includes voting rights with respect to the 32,898,443 shares of Class A Common Stock and the Preferred Share held by TWBV, which are currently voted by Mr. Lauder pursuant to the Voting Agreement (see Notes 1 and 3).

21.
Consists of voting rights with respect to the 32,898,443 shares of Class A Common Stock and the Preferred Share held by TWBV, which are currently voted by Mr. Lauder pursuant to the Voting Agreement (see Notes 1 and 3). For the purposes of this table only, the voting percentages of Time Warner, TWMH and TWBV were calculated as if the Voting Agreement had expired and TWBV had received 11,211,449 shares of Class A Common Stock upon the conversion of the  Preferred Share.

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

Related Party Transactions

Adrian Sarbu

For the year ended December 31, 2012, we made purchases from companies related to or connected with Mr. Sarbu with a value of approximately $3.7 million, of which Mr. Sarbu’s economic interest represents approximately $2.3 million. The purchases were mainly for various technical, production and administrative related services.   For the year ended December 31, 2012, the total sales to companies related to or connected with Mr. Sarbu were approximately $1.3 million, of which Mr. Sarbu’s economic interest represents approximately $0.8 million. At December 31, 2012, companies related to or connected with Mr. Sarbu had an outstanding balance due to us of $1.8 million. At December 31, 2012, companies related to or connected with Mr. Sarbu had an outstanding balance due to them of $0.8 million.

Time Warner Inc.

For the year ended December 31, 2012, we made purchases from controlled subsidiaries that are 100% owned, directly or indirectly, by Time Warner Inc., a shareholder that has two representatives on our Board of Directors, with a value of approximately $42.2 million. The purchases were mainly for programming rights.  For the year ended December 31, 2012, the total sales to such controlled subsidiaries were approximately $0.2 million. At December 31, 2012, such controlled subsidiaries had an outstanding balance due to us of $0.1 million.  At December 31, 2012 such controlled subsidiaries had an outstanding balance due to them of $52.9 million.

Other Related Parties

Certain subsidiaries of the Company have entered into production and distribution agreements with Imagine in Action, Inc., a television production and distribution companies of which Ms. Alma Sarbu, the daughter of our President and CEO, is the sole beneficial owner. Pursuant to these agreements, the Media Pro Entertainment business paid this company an aggregate of approximately $89 thousand in the year ended December 31, 2012. Mrs. Romana Wyllie, the Company’s Vice President – Corporate Communications, is the wife of Mr. Mark Wyllie, the Company’s Vice President – Corporate Finance and an executive officer. Mrs. Wyllie is a salaried employee of CME Media Services Limited.

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

Independent Director Meetings

Our independent directors meet in regularly scheduled executive sessions. The non-executive Vice Chairman presides over the meetings of the independent directors. During 2012, the independent directors held nine such meetings.

Item 14. Principal Accounting Fees and Services

Audit Fee

Deloitte LLP’s audit fees for auditing our annual consolidated financial statements for the year ended December 31, 2012 and reviewing our interim financial statements included in our filings on Forms 10-Q were $2,255,000 (2011: $2,574,000).

Audit-Related Fees

Deloitte LLP’s audit-related fees for the year ended December 31, 2012 were $555,000 (2011: $161,000). Audit-related fees were primarily incurred in respect of respect of debt offerings.

Tax Fees

Deloitte LLP’s tax fees for the year ended December 31, 2012 were $37,000 (2011: nil), and were primarily incurred in connection with an application for a grant for research and development subsidies.

All Other Fees

There were no other fees paid to Deloitte LLP for the year ended December 31, 2012 or the year ended December 31, 2011.

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

Date: April 29, 2013	/s/ David Sach
David Sach
Chief Financial Officer