Form 10-Q
period 2013-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2013-04-29
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2013
Class A Common Stock, par value $0.08	77,185,129

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.

FORM 10-Q

For the quarterly period ended March 31, 2013

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$123,103	$140,393
Accounts receivable, net (Note 6)	141,271	184,494
Program rights, net (Note 5)	124,697	120,023
Other current assets (Note 7)	59,616	73,641
Total current assets	448,687	518,551
Non-current assets
Property, plant and equipment, net (Note 8)	193,650	206,706
Program rights, net (Note 5)	302,962	303,708
Goodwill (Note 3)	799,208	836,538
Broadcast licenses and other intangible assets, net (Note 3)	269,777	284,941
Other non-current assets (Note 7)	20,900	24,271
Total non-current assets	1,586,497	1,656,164
Total assets	$2,035,184	$2,174,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$255,455	$255,681
Current portion of long-term debt and other financing arrangements (Note 4)	1,597	21,918
Other current liabilities (Note 10)	28,789	13,765
Total current liabilities	285,841	291,364
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,171,552	1,198,873
Other non-current liabilities (Note 10)	52,475	53,211
Total non-current liabilities	1,224,027	1,252,084
Commitments and contingencies (Note 17)
EQUITY
CME Ltd. shareholders’ equity (Note 12):
One share of Preferred Stock of $0.08 each (December 31, 2012 – one)	—	—
77,185,129 shares of Class A Common Stock of $0.08 each (December 31, 2012 – 77,185,129)	6,174	6,174
Nil shares of Class B Common Stock of $0.08 each (December 31, 2012 – nil)	—	—
Additional paid-in capital	1,559,996	1,556,250
Accumulated deficit	(1,093,545)	(982,513)
Accumulated other comprehensive income	48,470	46,150
Total CME Ltd. shareholders’ equity	521,095	626,061
Noncontrolling interests	4,221	5,206
Total equity	525,316	631,267
Total liabilities and equity	$2,035,184	$2,174,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net revenues	$137,042	$167,433
Operating expenses:
Content costs	89,193	86,931
Other operating costs	34,510	29,987
Depreciation of property, plant and equipment	10,234	11,880
Amortization of broadcast licenses and other intangibles (Note 3)	4,100	12,483
Cost of revenues	138,037	141,281
Selling, general and administrative expenses	34,004	36,455
Operating loss	(34,999)	(10,303)
Interest income	182	214
Interest expense (Note 13)	(32,018)	(31,824)
Foreign currency exchange (loss) / gain, net	(49,874)	23,394
Change in fair value of derivatives (Note 11)	104	927
Other (expense) / income	(36)	209
Loss before tax	(116,641)	(17,383)
Credit for income taxes	7,679	3,570
Net loss	(108,962)	(13,813)
Net loss attributable to noncontrolling interests	682	421
Net loss attributable to CME Ltd.	$(108,280)	$(13,392)

Net loss	(108,962)	(13,813)
Currency translation adjustment	2,463	67,090
Comprehensive (loss) / income	$(106,499)	$53,277
Comprehensive loss attributable to noncontrolling interests	539	427
Comprehensive (loss) / income attributable to CME Ltd.	$(105,960)	$53,704

PER SHARE DATA (Note 15):
Net loss per share:
Net loss attributable to CME Ltd. – Basic	$(1.22)	$(0.21)
Net loss attributable to CME Ltd. – Diluted	$(1.22)	$(0.21)

Weighted average common shares used in computing per share amounts (000’s):
Basic	88,397	64,393
Diluted	88,397	64,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	994	—	—	—	994
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	—	—	—	(108,280)	—	(682)	(108,962)
Currency translation adjustment	—	—	—	—	—	—	—	—	2,320	143	2,463
BALANCE March 31, 2013	1	—	77,185,129	$6,174	—	$—	$1,559,996	$(1,093,545)	$48,470	$4,221	$525,316

					CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2011	—	—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	1,087	—	—	—	1,087
Dividends	—	—	—	—	—	—	—	—	—	(487)	(487)
Other	—	—	—	—	—	—	(227)	—	—	—	(227)
Net loss	—	—	—	—	—	—	—	(13,392)	—	(421)	(13,813)
Currency translation adjustment	—	—	—	—	—	—	—	—	67,096	(6)	67,090
BALANCE March 31, 2012	—	—	56,892,114	$4,551	7,500,936	$600	$1,405,508	$(439,094)	$84,691	$15,336	$1,071,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,962)	$(13,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of program rights	86,903	73,349
Depreciation and other amortization	17,314	29,144
(Gain) / loss on disposal of fixed assets	(116)	117
Stock-based compensation (Note 14)	994	1,087
Change in fair value of derivatives (Note 11)	(104)	(927)
Foreign currency exchange loss / (gain), net	49,874	(23,394)
Net change in:
Accounts receivable, net	39,758	12,514
Accounts payable and accrued liabilities	(6,690)	14,945
Program rights	(78,662)	(126,534)
Other assets	(2,146)	(2,246)
Accrued interest	(8,093)	(4,958)
Income taxes payable	(2,052)	544
Deferred revenue	16,048	7,746
Deferred taxes	(7,230)	(6,407)
VAT and other taxes payable	2,289	5,768
Net cash used in operating activities	(875)	(33,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,230)	(7,339)
Disposal of property, plant and equipment	167	162
Net cash used in investing activities	(10,063)	(7,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2013 Convertible Notes	(20,467)	—
Debt transactions costs	(785)	(811)
Change in restricted cash (Note 7)	20,467	—
Proceeds from credit facilities	228	3,248
Payment of credit facilities and capital leases	(292)	(3,688)
Dividends paid to holders of noncontrolling interests	(113)	—
Net cash used in financing activities	(962)	(1,251)

Impact of exchange rate fluctuations on cash	(5,390)	5,139

Net decrease in cash and cash equivalents	(17,290)	(36,354)
CASH AND CASH EQUIVALENTS, beginning of period	140,393	186,386
CASH AND CASH EQUIVALENTS, end of period	$123,103	$150,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.  ORGANIZATION AND BUSINESS

Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. From January 1, 2013, we manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and the countries where we mainly operate. See Note 16, "Segment Data" for a discussion of the change in segments.

We operate a total of 34 television channels across our markets as well as a portfolio of more than 70 websites and a video-on-demand service, Voyo.  Each country also develops and produces content for their television channels and content is also distributed to third parties, both within our region and globally. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.  Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.

Bulgaria

We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY, a female-oriented cable channel. We also operate several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria broadcast operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria broadcast operations.

Croatia

We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), and an international channel, NOVA WORLD.

Czech Republic

We operate one general entertainment channel, TV NOVA (Czech Republic), and six other channels, NOVA CINEMA, NOVA SPORT, MTV CZECH, FANDA, a male-oriented channel, SMICHOV, a comedy channel and TELKA, which was launched on February 22, 2013.

Romania

We operate one general entertainment channel, PRO TV and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA MOLDOVA.

Slovak Republic

We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), a female-oriented channel, DAJTO, a male-oriented channel, and FOOOR, a comedy channel that was launched on February 25, 2013.

Slovenia

We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO, and OTO.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013. Our significant accounting policies have not changed since December 31, 2012, except as noted below.

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

Change in Operating Model

Beginning January 1, 2013, we have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows. We have also recast all prior periods presented in Note 16, "Segment Data" to conform to the new segment presentation. In the condensed consolidated statements of cash flows, we reclassified the amortization of production costs from the net change in program rights to amortization of program rights with no impact on net cash used in operating activities or net investment in programming.

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

Our cash position decreased in the first three months of 2013. Cash receipts were lower in the first quarter of 2013 compared to the prior year due to lower revenues as a result of a decrease in the consumption of gross rating points ("GRPs") in our regions resulting from our new pricing initiatives. However, this decrease was significantly offset by a decrease in programming payments. We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. In addition, we have announced public and private equity offerings (see Note 19, "Subsequent Events"). There were no restructuring charges incurred during the first quarter of 2013. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, working capital management initiatives, and equity financing, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

On January 1, 2013, we adopted guidance that was issued in July 2012 which is intended to simplify how entities test indefinite-lived intangible assets for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the two-step impairment test is not necessary. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance may impact how we perform our impairment testing, but not the amount of impairment recognized in the financial statements if indefinite-lived intangible assets are found to be impaired.

We also adopted guidance that was issued in February 2013 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this guidance did not change the presentation of our condensed consolidated statement of operations and comprehensive income.

Recent Accounting Pronouncements Issued

There are no recent accounting pronouncements that are expected to have an impact on our condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Goodwill by reporting unit as at March 31, 2013 and December 31, 2012 is summarized as follows:

	Gross Balance, December 31, 2012	Accumulated Impairment Losses	Balance, December 31, 2012	Additions/ Adjustments	Impairment Charge	Foreign Currency	Balance, March 31, 2013	Accumulated Impairment Losses	Gross Balance, March 31, 2013

Bulgaria	$177,473	$(127,826)	$49,647	$—	$—	$(1,464)	$48,183	$(127,826)	$176,009
Croatia	11,127	(10,454)	673	—	—	(22)	651	(10,454)	11,105
Czech Republic	902,388	(287,545)	614,843	—	—	(31,161)	583,682	(287,545)	871,227
Romania	106,028	(11,028)	95,000	—	—	(2,431)	92,569	(11,028)	103,597
Slovak Republic	57,693	—	57,693	—	—	(1,701)	55,992	—	55,992
Slovenia	18,682	—	18,682	—	—	(551)	18,131	—	18,131
Total	$1,273,391	$(436,853)	$836,538	$—	$—	$(37,330)	$799,208	$(436,853)	$1,236,061

Following the change in segments (see Note 16, "Segment Data"), our reporting units now correspond to our operating segments.

Broadcast licenses and other intangible assets:

Changes in the net book value of our broadcast licenses and other intangible assets as at March 31, 2013 and December 31, 2012 is summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
Balance, December 31, 2012	$121,761	$119,570	$39,094	$4,516	$284,941
Amortization	—	(2,507)	(1,135)	(458)	(4,100)
Foreign currency movements	(3,970)	(5,784)	(1,217)	(93)	(11,064)
Balance, March 31, 2013	$117,791	$111,279	$36,742	$3,965	$269,777

We amortize the broadcast licenses on a straight-line basis over the following periods, which are generally the remaining contractual life of the license: thirteen years in the Czech Republic and ten years in Slovenia. The license in Croatia was previously written down to a nominal value, and the licenses in Bulgaria, Romania and the Slovak Republic were fully impaired during 2012.

Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. Trademarks have an indefinite life.

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Gross value	$341,838	$357,183
Accumulated amortization	(189,852)	(194,003)
Net book value of amortized intangible assets	151,986	163,180
Indefinite-lived trademarks	117,791	121,761
Total broadcast licenses and other intangible assets, net	$269,777	$284,941

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.  LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Summary

	March 31, 2013	December 31, 2012
Senior debt	$1,166,143	$1,213,423
Total credit facilities and capital leases	7,006	7,368
Total long-term debt and other financing arrangements	1,173,149	1,220,791
Less current maturities	(1,597)	(21,918)
Total non-current long-term debt and other financing arrangements	$1,171,552	$1,198,873

Senior Debt

Our senior debt comprised the following as at March 31, 2013 and December 31, 2012:

	Carrying Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
2013 Convertible Notes	$—	$20,442	$—	$20,552
2015 Convertible Notes	234,072	231,812	237,333	238,052
2016 Fixed Rate Notes	618,295	637,408	634,297	666,385
2017 Fixed Rate Notes	313,776	323,761	335,747	346,200
	$1,166,143	$1,213,423	$1,207,377	$1,271,189

Convertible Notes

2013 Convertible Notes

The remaining 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) outstanding were repaid and extinguished at maturity on March 15, 2013 using funds irrevocably deposited in escrow on September 7, 2012 (see Note 7, "Other Assets").

2015 Convertible Notes

During 2011, we completed privately negotiated exchanges totaling US$ 261.0 million in aggregate principal amount of our 2013 Convertible Notes for US$ 261.0 million in aggregate principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”), which is the principal amount of the 2015 Convertible Notes outstanding as at March 31, 2013.  The 2015 Convertible Notes mature on November 15, 2015.

Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at March 31, 2013 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect  to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes.  At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock.  As at March 31, 2013, the 2015 Convertible Notes may not be converted.  In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

We separately account for the liability and equity components of the 2015 Convertible Notes.  The embedded conversion option is not accounted for as a derivative.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2012	$261,034	$(29,222)	$231,812	$11,907
Amortization of debt issuance discount	—	2,260	2,260	—
BALANCE March 31, 2013	$261,034	$(26,962)	$234,072	$11,907

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

Fixed Rate Notes

2016 Fixed Rate Notes

As at March 31, 2013, the principal amount of our 11.625% Senior Notes due 2016 (the “2016 Fixed Rate Notes”) outstanding was EUR 478.6 million (approximately US$ 612.8 million). The 2016 Fixed Rate Notes mature on September 15, 2016.

Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15.  The fair value of the 2016 Fixed Rate Notes as at March 31, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

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

2017 Fixed Rate Notes

As at March 31, 2013, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes" and collectively with the 2016 Fixed Rate Notes, the "Senior Notes") outstanding was EUR 240.0 million (approximately US$ 307.3 million). The 2017 Fixed Rate Notes mature on November 1, 2017.

Interest is payable semi-annually in arrears on each May 1 and November 1.  The fair value of the 2017 Fixed Rate Notes as at March 31, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".

The 2017 Fixed Rate Notes are secured senior obligations of CET 21 spol. s r.o. ("CET 21"). The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, CME SH, and Media Pro Pictures s.r.o., as well as an assignment of certain contractual rights.  The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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

Indenture Covenants

Under the terms of the indentures governing the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes (the “2016 Indenture” and the “2017 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the 2016 Indenture and the 2017 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are "Restricted Subsidiaries," as defined in the indentures. In addition, under the 2017 Indenture, CET 21 is restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2017 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations

Credit facilities and capital lease obligations comprised the following at March 31, 2013 and December 31, 2012:

		March 31, 2013	December 31, 2012
Credit facilities	(a) – (c)	$3,306	$3,282
Capital leases		3,700	4,086
Total credit facilities and capital leases		7,006	7,368
Less current maturities		(1,597)	(1,476)
Total non-current credit facilities and capital leases		$5,409	$5,892

(a) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2013, we had deposits of US$ 28.9 million in and drawings of US$ 0.8 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2012, we had deposits of US$ 30.3 million in and drawings of US$ 0.5 million on the BMG cash pool.

(b) As at March 31, 2013 and December 31, 2012, there were no drawings outstanding under a CZK 830.0 million (approximately US$ 41.4 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”).  Under this facility up to CZK 830.0 million (approximately US$ 41.4 million) may be factored on a recourse or non-recourse basis.  The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(c) At March 31, 2013, our operations in Romania had an aggregate principal amount of RON 11.9 million (approximately US$ 3.4 million) (December 31, 2012, RON 11.9 million, approximately US$ 3.4 million based on March 31, 2013 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content.  At March 31, 2013, we had 16 loans outstanding with the CNC with maturity dates ranging from 2014 to 2021. The carrying amounts at March 31, 2013 and December 31, 2012 are net of a fair value adjustment of US$ 1.0 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group

At March 31, 2013, the maturity of our senior debt and credit facilities was as follows:

2013	$632
2014	403
2015	261,289
2016	612,847
2017	307,322
2018 and thereafter	3,040
Total senior debt and credit facilities	1,185,533
Net discount	(16,084)
Carrying amount of senior debt and credit facilities	$1,169,449

Capital Lease Commitments

We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2013:

2013	$850
2014	848
2015	709
2016	470
2017	382
2018 and thereafter	814
Total undiscounted payments	4,073
Less: amount representing interest	(373)
Present value of net minimum lease payments	$3,700

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.  PROGRAM RIGHTS

Program rights comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Program rights:
Acquired program rights, net of amortization	$299,264	$295,051
Less: current portion of acquired program rights	(124,697)	(120,023)
Total non-current acquired program rights	174,567	175,028
Produced program rights – Feature Films:
Released, net of amortization	4,096	4,601
Completed and not released	1,111	1,405
In production	2,922	2,297
Development and pre-production	578	552
Produced program rights – Television Programs:
Released, net of amortization	78,357	80,830
Completed and not released	27,091	23,158
In production	9,232	11,294
Development and pre-production	5,008	4,543
Total produced program rights	128,395	128,680
Total non-current acquired program rights and produced program rights	$302,962	$303,708

6.  ACCOUNTS RECEIVABLE

Accounts receivable comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Unrelated customers	$155,770	$199,494
Less: allowance for bad debts and credit notes	(16,484)	(16,784)
Related parties	2,541	1,919
Less: allowance for bad debts and credit notes	(556)	(135)
Total accounts receivable	$141,271	$184,494

At March 31, 2013, there were CZK 6.1 million (approximately US$ 0.3 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.6 million based on March 31, 2013 rates), of receivables subject to the factoring framework agreement (see Note 4, “Long-Term Debt and Other Financing Arrangements”).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.  OTHER ASSETS

Other current and non-current assets comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Current:
Prepaid acquired programming	$19,095	$21,122
Other prepaid expenses	9,885	7,998
Deferred tax	9,201	2,204
Capitalized debt costs	4,731	4,741
VAT recoverable	4,426	4,366
Inventory	6,166	6,194
Income taxes recoverable	1,474	1,428
Restricted cash	2,252	23,350
Other	2,386	2,238
Total other current assets	$59,616	$73,641

	March 31, 2013	December 31, 2012
Non-current:
Capitalized debt costs	$15,304	$16,887
Deferred tax	3,788	5,539
Other	1,808	1,845
Total other non-current assets	$20,900	$24,271

Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.

The restricted cash balance at December 31, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes and was used to settle the aggregate principal and interest payable when the 2013 Convertible Notes matured in March 2013 (see Note 4, "Long-Term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Land and buildings	$158,918	$164,395
Machinery, fixtures and equipment	208,028	215,776
Other equipment	36,644	38,091
Software licenses	48,941	49,466
Construction in progress	13,585	14,954
Total cost	466,116	482,682
Less: Accumulated depreciation	(272,466)	(275,976)
Total net book value	$193,650	$206,706

Assets held under capital leases (included in the above)
Land and buildings	$4,571	$6,042
Machinery, fixtures and equipment	3,732	3,792
Total cost	8,303	9,834
Less: Accumulated depreciation	(3,152)	(3,077)
Net book value	$5,151	$6,757

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2013 and 2012 is comprised of:

	For the Three Months Ended March 31,
	2013	2012
Opening balance	$206,706	$217,367
Cash additions	10,230	7,339
Disposals	(51)	(279)
Depreciation	(10,234)	(11,880)
Foreign currency movements	(6,773)	6,947
Other movements	(6,228)	383
Ending balance	$193,650	$219,877

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accounts payable	$42,460	$55,422
Related party accounts payable	1,805	827
Programming liabilities	72,867	56,560
Related party programming liabilities	55,518	52,863
Duties and other taxes payable	14,071	11,912
Accrued staff costs	16,029	16,506
Accrued interest payable	19,647	28,255
Income taxes payable	3,143	5,089
Accrued services and other supplies	21,844	18,283
Accrued legal contingencies and professional fees	2,706	4,807
Authors’ rights	3,442	3,391
Other accrued liabilities	1,923	1,766
Total accounts payable and accrued liabilities	$255,455	$255,681

10.  OTHER LIABILITIES

Other current and non-current liabilities comprised the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Current:
Deferred revenue	$26,934	$11,862
Deferred tax	1,134	1,366
Derivative liabilities	35	144
Other	686	393
Total other current liabilities	$28,789	$13,765

	March 31, 2013	December 31, 2012
Non-current:
Deferred tax	$48,359	$52,068
Related party programming liabilities	403	761
Programming liabilities	3,331	—
Other	382	382
Total other non-current liabilities	$52,475	$53,211

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

At March 31, 2013, we had the following interest rate swap agreement carried at fair value using significant Level 2 inputs.

The change in fair value of derivatives comprised the following for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
Interest rate swap	104	236
Currency swap	—	691
Change in fair value of derivatives	$104	$927

Interest Rate Risk

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and Ceska Sporitelna, a.s. to reduce the impact of changing interest rates on our previously outstanding floating rate debt that was denominated in CZK.  The interest rate swap expired on April 15, 2013, and was used to minimize interest rate risk. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the consolidated statements of operations and comprehensive income and in the consolidated balance sheet in other current liabilities.

We valued the interest rate swap agreement using a valuation model which calculated the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model was the expected PRIBOR-based yield curve. This instrument was allocated to level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instrument, were readily observable.

The fair value of the interest rate swap as at March 31, 2013, was a US$ 35 thousand liability and the decrease from December 31, 2012 was recognized as a derivative gain in the consolidated statement of operations and other comprehensive income amounting to US$ 104 thousand.

The fair value of the liability on April 15, 2013, immediately prior to expiration, was US$ 35 thousand. There will be no further impact on earnings from this instrument subsequent to April 15, 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12.  EQUITY

Preferred Stock

5,000,000 shares of Preferred Stock were authorized as at March 31, 2013 and December 31, 2012. One share of Series A Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2013 and December 31, 2012.

The Series A Preferred Share is automatically convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes Time Warner Media Holdings B.V. (“TW Investor”) and its affiliates would not be greater than 49.9%, which is expected to occur following the termination by June 30, 2013 of the Irrevocable Voting Deed and Corporate Representative Appointment among TW Investor, RSL Savannah, LLC, Ronald S. Lauder and the Company, dated May 18, 2009, as amended by a Letter Agreement dated April 29, 2013 (the "Voting Agreement"). The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued, as are set forth in the Certificate of Designation of the Series A Preferred Share.

Class A and Class B Common Stock

200,000,000 shares of Class A common stock were authorized as at March 31, 2013 and December 31, 2012, and 15,000,000 shares of Class B common stock were authorized as at March 31, 2013 and December 31, 2012. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

There were 77.2 million shares of Class A common stock and no shares of Class B common stock outstanding at March 31, 2013 and December 31, 2012.

TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 49.9% economic interest in the Company. The shares issued to TW Investor are subject to the Voting Agreement. In connection with the previously announced public and private offerings of shares of our Class A common stock, TW Investor has notified us that it intends to exercise its contractual preemptive rights to purchase shares of our Class A common stock in the public offering so as to maintain its 49.9% economic interest in the Company (see Note 19, "Subsequent Events").

Warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share, are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our President and Chief Executive Officer and a member of our Board of Directors.

13.  INTEREST EXPENSE

Interest expense comprised the following for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Interest on Senior Notes	$25,485	$21,192
Interest on Convertible Notes	3,412	4,397
Interest on capital leases and other financing arrangements	141	1,454
	29,038	27,043

Amortization of capitalized debt issuance costs	1,144	1,223
Amortization of debt issuance discount and premium, net	1,836	3,558
	2,980	4,781
Total interest expense	$32,018	$31,824

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14.  STOCK-BASED COMPENSATION

7,500,000 shares have been authorized for issuance in respect of equity awards under our Amended and Restated Stock Incentive Plan (the "Plan"). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.

The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For the Three Months Ended March 31,
	2013	2012
Stock-based compensation charged	$994	$1,087

Stock Options

A summary of option activity for the three months ended March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,219,625	$31.51	4.06	$—
Forfeited	(24,375)	38.85
Outstanding at March 31, 2013	2,195,250	$31.43	3.81	$—
Vested or expected to vest	2,123,869	31.72	3.74	—
Exercisable at March 31, 2013	1,679,622	$33.92	3.25	$—

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2013 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2013. This amount changes based on the fair value of our common stock. As at March 31, 2013, there was US$ 4.1 million of total unrecognized compensation expense related to options.

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

Restricted Stock Units

Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of shares of our Class A common stock on the date of grant.

The following table summarizes information about unvested RSUs as at March 31, 2013:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	584,000	5.61
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2013	584,000	5.61

As at March 31, 2013, the intrinsic value of unvested RSUs was US$ 2.5 million. Total unrecognized compensation expense related to unvested RSUs as at March 31, 2013 was US$ 2.0 million and is expected to be recognized over a weighted-average period of 1.5 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.  EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2013	2012
Net (loss) / income attributable to CME Ltd.	$(108,280)	$(13,392)

Weighted average outstanding shares of common stock - basic (1)	88,397	64,393
Dilutive effect of employee stock options and RSUs	—	—
Weighted average outstanding shares of common stock - diluted	88,397	64,393

Net loss per share:
Basic	$(1.22)	$(0.21)
Diluted	$(1.22)	$(0.21)

(1) For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Series A Preferred Share are included in the weighted average outstanding shares of common stock - basic, primarily because the holder of the Series A Preferred Share is entitled to receive any dividends payable when dividends are declared by the Board of Directors with respect to any shares of common stock.

At March 31, 2013, 3,059,240 (December 31, 2012: 3,087,087) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to income at March 31, 2013. We expect to issue additional equity in connection with the previously announced public and private equity offerings (see Note 19, "Subsequent Events").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16.  SEGMENT DATA

In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, we manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and the countries where we mainly operate.  These new operating segments reflect how CME Ltd.’s operations are managed by segment managers, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting.  We have recast all prior periods presented to conform to the new segment presentation.

Our country segments generate revenues primarily from the sale of advertising and sponsorship. This is supplemented by revenues from cable and satellite television service providers to carry our channels on their platforms. The country segments also generate third party revenues through the sale of broadcast and distribution rights to third parties, the sale of DVD and Blu-ray discs to wholesale and retail clients primarily in Romania and the Czech Republic, display and video advertising on our websites, and subscriptions on Voyo.

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

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets by segment for the three months ended March 31, 2013 and 2012 for condensed consolidated statements of operations and comprehensive income data and as at March 31, 2013 and December 31, 2012 for condensed consolidated balance sheet data:

	For the Three Months Ended March 31,
Net revenues	2013	2012

Bulgaria	$16,424	$19,331
Croatia	12,093	12,879
Czech Republic	36,801	58,958
Romania	42,031	43,351
Slovak Republic	16,923	19,372
Slovenia	14,476	15,524
Intersegment revenues(1)	(1,706)	(1,982)
Total net revenues	$137,042	$167,433

(1) Reflects revenues earned from the sale of content to other country segments in CME.  All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
OIBDA	2013	2012

Bulgaria	$(2,427)	$(1,221)
Croatia	(607)	1,568
Czech Republic	(6,690)	23,264
Romania	959	1,152
Slovak Republic	(3,568)	(498)
Slovenia	1,837	2,770
Elimination	6	(478)
Total Operating Segments	(10,490)	26,557
Corporate	(10,175)	(12,497)
Total OIBDA	$(20,665)	$14,060

Reconciliation to consolidated statements of operations and comprehensive income:	For the Three Months Ended March 31,
	2013	2012
Total OIBDA	$(20,665)	$14,060
Depreciation of property, plant and equipment	(10,234)	(11,880)
Amortization of intangible assets	(4,100)	(12,483)
Operating loss	(34,999)	(10,303)
Interest expense, net	(31,836)	(31,610)
Foreign currency exchange (loss) / gain, net	(49,874)	23,394
Change in fair value of derivatives	104	927
Other (expense) / income	(36)	209
Credit for income taxes	7,679	3,570
Net loss	$(108,962)	$(13,813)

Total assets(1):	March 31, 2013	December 31, 2012

Bulgaria	$208,970	$230,563
Croatia	60,984	68,205
Czech Republic	980,822	1,040,371
Romania	455,536	465,417
Slovak Republic	160,326	160,866
Slovenia	118,241	119,497
Total Operating Segments	1,984,879	2,084,919
Corporate	50,305	89,796
Total	$2,035,184	$2,174,715

(1) Segment assets exclude any intercompany balances.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capital Expenditures:	For the Three Months Ended March 31,
	2013	2012
Bulgaria	294	790
Croatia	502	510
Czech Republic	4,667	2,481
Romania	1,432	1,427
Slovak Republic	417	480
Slovenia	1,529	1,288
Total Operating Segments	8,841	6,976
Corporate	1,389	363
Total	10,230	7,339

Long-lived assets(1):	March 31, 2013	December 31, 2012

Bulgaria	$12,840	$13,796
Croatia	6,260	7,267
Czech Republic	47,891	51,673
Romania	80,468	84,505
Slovak Republic	19,599	21,315
Slovenia	21,284	23,146
	188,342	201,702
Corporate	5,308	5,004
Total long-lived assets	$193,650	$206,706

(1) Reflects property, plant and equipment.

	For the Three Months Ended March 31,
Revenue by type:	2013	2012
TV advertising revenue	102,392	134,199
Subscription and carriage fees	13,046	10,090
Other	21,604	23,144
Total net revenues	137,042	167,433

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

17.  COMMITMENTS AND CONTINGENCIES

Commitments

a)  Programming Rights Agreements and Other Commitments

At March 31, 2013, we had total commitments of US$ 312.1 million (December 31, 2012: US$ 356.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2013	$149,770	$30,285	$4,731	$3,157
2014	79,601	20,012	4,341	1,276
2015	47,142	19,883	2,270	89
2016	28,540	12,105	1,845	—
2017	6,453	9,838	1,868	—
2018 and thereafter	578	41,580	10,733	—
Total	$312,084	$133,703	$25,788	$4,522

b) Factoring of Trade Receivables

CET 21 has a CZK 830 million (approximately US$ 41.4 million) factoring framework agreement with FCS. Under this facility up to CZK 830 million (approximately US$ 41.4 million) may be factored on a recourse or non-recourse basis. As at March 31, 2013, there were CZK 6.1 million (approximately US$ 0.3 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.6 million based on March 31, 2013 rates), of receivables subject to the factoring framework agreement (see also Note 4, “Long-Term Debt and Other Financing Arrangements” and Note 6, “Accounts Receivable”).

c) Other

Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria broadcast operations.

On February 14, 2013, CET 21 issued a guarantee to a third party supplier pursuant to which CET 21 will reimburse certain costs incurred by the third party, up to CZK 60 million (approximately US$ 3.0 million), in the event that the contract with that third party is terminated prior to 2018. We do not expect the contract to be terminated.

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

Video International Termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.7 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. On October 31, 2012, the Commercial Court of Appeal of Kiev dismissed Prioritet's appeal of the lower court's decision. On March 26, 2013, the Superior Commercial Court of Ukraine denied an appeal by Prioritet following the decision of the

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

appellate court. In addition, on September 28, 2012, VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We expect a final award to be issued in the LCIA proceeding during the second quarter and do not believe that it is likely that we will be required to make any further payment.

Slovenian Competition Proceeding

On April 26, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers.  Pro Plus intends vigorously to contest the decision and is preparing an appeal to the Slovenian Supreme Court.  To date, the CPA has not imposed any fine on Pro Plus.  The CPA would need to commence a separate proceeding in order to impose a fine, and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed.  No such proceedings have been commenced, and Pro Plus is currently unable to estimate the timing of any such proceeding. Pro Plus is also unable to estimate the size of any potential future fine.

b) Restrictions on dividends from Consolidated Subsidiaries and Unconsolidated Affiliates

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

Related Party Groups

We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 3.2% of our outstanding shares of Class A common stock as at March 31, 2013; and Time Warner, who is represented on our Board of Directors and holds a 49.9% economic interest in CME Ltd. as at March 31, 2013.

Related Party Transactions

Adrian Sarbu

	For the Three Months Ended March 31,
	2013	2012
Purchases of services	$970	$1,090
Sales	500	361

	As at March 31,	As at December 31,
	2013	2012
Accounts payable	$1,478	$809
Accounts receivable	2,410	1,770

Time Warner

	For the Three Months Ended March 31,
	2013	2012
Purchases of programming	$14,831	$8,205
Sales	41	100

	As at March 31,	As at December 31,
	2013	2012
Programming liabilities	$55,921	$52,863
Accounts receivable	102	119

Index

19. SUBSEQUENT EVENTS

On April 29, 2013, we announced a public offering of up to US$ 174 million of our Class A common stock. TW Investor has notified us that it intends to exercise its preexisting contractual preemptive right to purchase a number of shares of our Class A common stock in the public offering so as to maintain its 49.9% economic interest in us. We have granted to the underwriters an option to purchase from us (i) an additional number of shares of our Class A common stock equal to 15% of the number of shares of Class A common stock sold in the offering to investors other than TW Investor and (ii) an additional number of shares of our Class A common stock equal to 15% of the number of shares of Class A common stock sold in the offering to TW Investor.

On April 29, 2013, we entered into a subscription agreement with TW Investor for the issuance and sale to TW Investor of 200,000 shares of the Company's Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Convertible Redeemable Preferred Shares”), a newly designated series of our preferred stock, at US$ 1,000 per share for an aggregate purchase price of US$ 200 million. Depending on the amount of the gross proceeds we raise from the public offering, TW Investor has agreed to purchase additional Series B Convertible Redeemable Preferred Shares in certain circumstances.

The issuance and sale of the Series B Convertible Redeemable Preferred Shares to TW Investor are subject to a number of conditions, including, among others, consummation of the public offering described above, approval by our shareholders, and receipt of a regulatory approval. We cannot assure you as to whether or when we can consummate the issuance and sale of the Series B Convertible Redeemable Preferred Shares to TW Investor. For additional information on the issuance of the Series B Convertible Redeemable Preferred Shares, please see the Current Report on Form 8-K filed with the SEC on April 29, 2013.

Similarly, the public offering of our Class A common stock described above is subject to market conditions and customary conditions to closing, and there can be no assurance as to whether or when the offering may be completed, or as to the final size or terms of the public offering.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our previously outstanding 3.5% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.

The exchange rates used in this report are as at March 31, 2013, unless otherwise indicated.

Contents

I.	Forward-looking Statements

II.	Overview

III.	Analysis of the Results of Operations and Financial Position

IV.	Liquidity and Capital Resources

V.	Critical Accounting Policies and Estimates

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

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our ability to access external sources of capital in light of our current severe liquidity constraints and the successful completion of equity offerings we have announced or may undertake; decreases in TV advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations restrict our business; our success in implementing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview

Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in six countries in Central and Eastern Europe. From January 1, 2013, we manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows. The change in our reportable segments has been reflected in Item 1, Note 16, "Segments", as well as in the tables below, and the corresponding information for comparable periods has been recast to conform to the current period presentation.

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

OIBDA and free cash flow, as defined below, may not be comparable to similar measures reported by other companies.  Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.  For additional information regarding our business segments, see Item 1, Note 16, “Segment Data”.

The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes changes between the three months ended March 31, 2013 and March 31, 2012.

Executive Summary

The financial results of the period ended March 31, 2013 reflect the impact of advertisers' reduced consumption of gross rating points ("GRPs") compared to the prior year resulting from our new television advertising pricing initiatives, which we implemented in 2013 to reverse the television advertising spending trend in our region. During the first three months of 2013, we have sought to increase our advertising prices in all countries. We have seen significant resistance to these increases from certain media agencies and advertisers in the Czech Republic, where the increases were the highest. This has resulted in a significant reduction in the GRPs consumed by large multinational advertisers there in the first quarter as they deliberately held back their advertising campaigns in an attempt to pressure us to abandon our double digit price increase. As a result, the television advertising market in the Czech Republic declined by 18% compared to the first quarter of 2012.

Based on the annual level of GRPs consumed by advertising clients in the Czech Republic in the past few years, we believe the reduction in GRP consumption in the first quarter of 2013 compared to the prior year is a temporary market reaction to our pricing initiatives. We expect the consumption of GRPs by advertisers to return to similar levels as 2012 because we do not believe that advertising strategies built on campaigns with limited reach is sustainable. As we continue to strengthen our audience share in the Czech Republic, we believe we are well positioned to take advantage of the anticipated increase in GRPs that will be consumed while our competitors are sold out. If we succeed in securing double digit price increases for our entire portfolio of clients in the Czech Republic, we expect this will be reflected in improved revenues and earnings in the second half of the year. If the consumption of GRPs does not increase, our revenues may not recover during the second half of the year as expected.

With the support of our major shareholder, Time Warner, we have announced public and private equity offerings to raise gross proceeds of approximately US$ 400 million. If successful, this offering will strengthen our cash reserves and enable us to continue supporting our pricing initiatives, invest in local content and deleverage. The public and private equity offerings are subject to a number of market and other conditions. For additional information see Item 1, Note 19, "Subsequent Events".

Market Information

The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market in our countries for the three months ended March 31, 2013:

	For the Three Months Ended March 31, 2013
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	1.3%	1.8%	(13)%
Croatia	(1.7)%	(2.0)%	(6)%
Czech Republic	(0.8)%	(0.7)%	(18)%
Romania*	1.3%	0.8%	(7)%
Slovak Republic	1.1%	0.2%	(7)%
Slovenia	(2.5)%	(2.7)%	(10)%
Total CME Markets	0.0%	(0.3)%	(12)%
Source: CME estimates
* Romania market excludes Moldova.

Index

As sovereign debt tensions eased and Eurozone economic activity appeared to stabilize in the fourth quarter of 2012, GDP in the countries where we mainly operate could stop contracting in the first quarter of 2013. However, tight fiscal policy in our regions, difficult credit conditions and high unemployment continues to hamper economic activity. The Czech Republic, Slovenia and Croatia are projected to remain in economic recession in the first quarter of 2013, with fiscal austerity programs continuing to suppress domestic consumption.

The weak macro-economic situation continues to impact the budgets of advertisers. We estimate that the TV advertising markets in our countries have decreased by 12% in the first quarter of 2013 compared to the previous year. The most significant decrease is in the Czech Republic where, for reasons described above, the market is estimated to have decreased by 18%.
Segment Performance
Our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$16,424	$19,331	(15.0)%	(14.5)%
Croatia	12,093	12,879	(6.1)%	(5.0)%
Czech Republic	36,801	58,958	(37.6)%	(35.5)%
Romania	42,031	43,351	(3.0)%	(1.3)%
Slovak Republic	16,923	19,372	(12.6)%	(11.8)%
Slovenia	14,476	15,524	(6.8)%	(6.1)%
Intersegment revenues	(1,706)	(1,982)	13.9%	11.6%
Total Net Revenues	$137,042	$167,433	(18.2)%	(16.6)%

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$(2,427)	$(1,221)	(98.8)%	(82.1)%
Croatia	(607)	1,568	Nm (1)	Nm (1)
Czech Republic	(6,690)	23,264	Nm (1)	Nm (1)
Romania	959	1,152	(16.8)%	(1.8)%
Slovak Republic	(3,568)	(498)	Nm (1)	Nm (1)
Slovenia	1,837	2,770	(33.7)%	(32.4)%
Eliminations	6	(478)	Nm (1)	Nm (1)
Total Operating Segments	(10,490)	26,557	(139.5)%	(141.9)%
Central	(10,175)	(12,497)	18.6%	17.5%
Consolidated OIBDA	$(20,665)	$14,060	Nm (1)	Nm (1)
(1) Number is not meaningful.

Our financial results for the three months ended March 31, 2013 reflect the impact from the continued general lack of confidence in the growth of the economies in our region. On a constant currency basis, television advertising spending in our markets declined by 12% in the three months ended March 31, 2013, impacting our television advertising revenues.

We are committed to maintaining our leadership in audience and market shares across all of our countries, which provides us with a unique competitive advantage and is essential to achieving high operating leverage when our television advertising markets recover. To support this strategy, we launched two channels in the first three months of 2013: TELKA in the Czech Republic and FOOOR in the Slovak Republic.

Operating our businesses in a new model based on geographic segments will enable us to better execute our strategy of distributing our content on multiple distribution platforms and devices in a number of windows in each market.

Index

Bulgaria
Television advertising spending declined 13% in the three months ended March 31, 2013 compared to the prior year. The Bulgaria segment reported net revenues of US$ 16.4 million for the three months ended March 31, 2013 compared to US$ 19.3 million in the same period in 2012, a decrease of 15% on an actual and constant currency basis. Our Bulgaria operations reported a decline in television advertising revenues in the three months ended March 31, 2013 primarily due to the impact of our negotiations with a major satellite operator in Bulgaria regarding our carriage fee revenues, which resulted in lower coverage and audience shares of our channels during these negotiations. Following the successful conclusion of the majority of our negotiations with the cable, satellite and IPTV operators in Bulgaria, we expect that our carriage fees will increase two-fold in Bulgaria this year, more than offsetting the expected decline in television advertising revenues for the full year.

To date, we have signed advertising spending commitments representing 65% of the annual spend, which is slightly less than the previous year.

Costs charged in arriving at OIBDA decreased on an actual and constant currency basis by 8% for the three months ended March 31, 2013 compared to the same period in 2012 as we were able to optimize the investment in our programming content.
Our Bulgaria segment reported an OIBDA loss of US$ 2.4 million for the three months ended March 31, 2013 compared to a loss of US$ 1.2 million in the same period in 2012, an increase of US$ 1.2 million. On a constant currency basis, the OIBDA loss increased US$ 1.1 million compared to the same period in 2012.

Croatia
Television advertising spending declined 6% in the three months ended March 31, 2013 compared to the prior year. The Croatia segment reported net revenues of US$ 12.1 million for the three months ended March 31, 2013 compared to US$ 12.9 million in the same period in 2012, a decrease of 6%, or 5% on a constant currency basis, broadly in line with the decrease in overall television advertising spending in the market.
To date, we have signed advertising spending commitments representing more than 65% of the annual spend, which is slightly better than the previous year.
Costs charged in arriving at OIBDA increased by 12% in the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis costs increased 13% in 2013 compared to the same period in 2012.
Our Croatia segment generated OIBDA of US$ (0.6) million for the three months ended March 31, 2013 compared to US$ 1.6 million in the same period in 2012, a decrease of US$ 2.2 million. On a constant currency basis, OIBDA decreased US$ 2.1 million compared to the same period in 2012.

Czech Republic
Our advertising pricing initiatives have been met with significant resistance from certain media agencies and large multinational clients. As a result of the decrease in GRPs consumed, the television advertising market in the Czech Republic is estimated to have decreased by 18% for the three months ended March 31, 2013 compared to the prior year. We believe that, based on the annual GRP consumption pattern in the Czech Republic, which has been broadly consistent over the last few years, advertisers held back some of their investments to pressure us to abandon our strategy to increase prices. Therefore, we believe the reduction in GRP consumption in the first quarter is temporary as advertisers look to increase the reach of their advertising campaigns for the full year.
To date, we have signed or agreed advertising spending commitments representing 50% of the annual spend, which is significantly less than the previous year.
The Czech Republic segment reported net revenues of US$ 36.8 million for the three months ended March 31, 2013 compared to US$ 59.0 million in the same period in 2012, a decrease of 38%, or 36% on a constant currency basis, reflecting resistance to the implementation of our pricing initiatives during the first quarter.
Costs charged in arriving at OIBDA increased for the three months ended March 31, 2013 by 22% compared to the same period in 2012. On a constant currency basis costs increased 25% in 2013 compared to the same period in 2012, reflecting the continuing investment in our audience through investment in locally-produced content and the launch of three new channels since October 2012.
Our Czech Republic segment reported an OIBDA loss of US$ 6.7 million for the three months ended March 31, 2013 compared to positive OIBDA of US$ 23.3 million in the same period in 2012, a decrease of 30.0 million. On a constant currency basis, OIBDA decreased 28.9 million compared to the same period in 2012.

Romania
Television advertising spending declined 7% in the three months ended March 31, 2013 compared to the prior year. Despite this decline, our Romania segment strengthened its prime time audience share in the first quarter compared to the previous year and increased their market share in Romania to 65%. Reported net revenues of the Romania segment were US$ 42.0 million for the three months ended March 31, 2013 compared to US$ 43.4 million in the same period in 2012, a decrease of 3%, or 1% on a constant currency basis, primarily as result of the decline in television advertising spending, partially offset by an increase in our share of the television advertising market and in distribution revenues. In addition, we are currently negotiating increases in carriage fees in Romania similar to what we achieved in Bulgaria and, if successful, we expect these increases to come into effect towards the middle of this year.
To date, we have signed advertising spending commitments representing slightly less than 70% of the annual spend, which is slightly better than the previous year.
Costs charged in arriving at OIBDA decreased by 3%in the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis costs increased 1% in 2013 compared to the same period in 2012 primarily as a result of the increase in costs related to our distribution revenues.
Our Romania segment generated OIBDA of US$ 1.0 million for the three months ended March 31, 2013 compared to US$ 1.2 million in the same period in 2012. On a constant currency basis, OIBDA remained flat compared to 2012.

Index

Slovak Republic
Television advertising spending declined 7% in the three months ended March 31, 2013 compared to the prior year. This decline was due in part to the benefit in the prior year of additional advertising spending ahead of the parliamentary elections in the first quarter of 2012. In addition, our advertising pricing initiatives undertaken in the Czech Republic have affected some of our clients' behavior in the Slovak Republic. This had a negative impact on our television advertising revenues, and consequently on television advertising spending in the Slovak Republic during the first quarter. Our Slovak Republic operations reported net revenues of US$ 16.9 million for the three months ended March 31, 2013 compared to US$ 19.4 million in the same period in 2012, a decrease of 13%, or 12% on a constant currency basis. We currently believe that the adverse performance in our reported net revenues in the Slovak Republic in the first quarter is closely linked to the Czech Republic and we expect that the successful implementation of our pricing strategy in the Czech Republic will result in a higher level of advertising spending in the Slovak Republic for the remainder of this year.
To date, we have signed advertising spending commitments representing approximately 70% of the annual spend, which is significantly less than the previous year.
Costs charged in arriving at OIBDA increased by 3% in the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis costs increased 4% in 2013 compared to the same period in 2012 reflecting our continuing investment in our audience and the launch of a new channel, FOOOR in line with our strategy to maintain our leadership position.
Our Slovak Republic segment reported an OIBDA loss of US$ 3.6 million for the three months ended March 31, 2013 compared to a loss of US$ 0.5 million in the same period in 2012, an increase of US$ 3.1 million. On a constant currency basis, the OIBDA loss increased US$ 3.0 million compared to the same period in 2012.

Slovenia
Recent banking-sector problems and the ongoing political instability in Slovenia contributed to a significant increase of the country's sovereign risk. These political and economic challenges contributed to a decline in television advertising spending of 10% in the three months ended March 31, 2013 compared to the prior year. Our Slovenia segment reported net revenues of US$ 14.5 million for the three months ended March 31, 2013 compared to US$ 15.5 million in the same period in 2012, a decrease of 7%, or 6% on a constant currency basis, reflecting a decline in television advertising revenues in line with the decline in television advertising spending. This decline was partially offset by increases in carriage fees and subscription revenues.

To date, we have signed advertising spending commitments representing slightly more than 50% of the annual spend, which is slightly less than the previous year.

Costs charged in arriving at OIBDA remained flat compared to the same period in 2012.
Our Slovenia segment generated OIBDA of US$ 1.8 million for the three months ended March 31, 2013 compared to US$ 2.8 million in the same period in 2012, a decrease of US$ 0.9 million. On a constant currency basis, OIBDA decreased US$ 0.9 million compared to the same period in 2012.

Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2013	2012	Movement
Net cash used in operating activities	$(875)	$(33,065)	(97.4)%
Capital expenditures, net	(10,063)	(7,177)	40.2%
Free cash flow(1)	$(10,938)	$(40,242)	(72.8)%

	As at March 31, 2013	As at March 31, 2012	Movement
Cash and cash equivalents	123,103	150,032	(17.9)%

(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.

Our negative free cash flow in the three months ended March 31, 2013 was US$ 10.9 million, compared to negative free cash flow of US$ 40.2 million in the same period in 2012. Despite the decline of television advertising spending in our regions, particularly in the Czech Republic, this improvement from 2012 is largely due to lower cash paid for foreign programming and may not repeat in future periods. We ended the period with cash of US$ 123.1 million.

We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. In addition, we have announced public and private equity offerings (see Item 1, Note 19, "Subsequent Events"). There were no restructuring charges incurred during the first quarter of 2013.

Index

Future Trends

The outlook for our markets remains uncertain and European economic officials have expressed an expectation that growth in the Eurozone will be slow for several years to come. We currently expect GDP of the countries in which we operate to remain flat or grow slightly in 2013, with variations from country to country in the timing and strength of recovery.

We believe the behavior of the television advertising markets during the first three months of 2013 in the countries in which we operate was driven primarily by advertisers trying to reach the same number of consumers as previous periods but at lower advertising prices. We remain committed to our pricing initiatives. Our strategy for success can be measured on four priorities: improving product performance and audience shares, achieving advertising and carriage fee price increases, reducing costs through our operating model optimization and securing sufficient liquidity.

One of our key priorities is to maintain our market leadership positions. Since October 2012, we have launched three channels in the Czech Republic and two channels in the Slovak Republic to solidify our leadership positions in these territories. The investment in our new channels, together with our continued investment in locally produced content, has had a positive impact on our audience shares in these markets. We expect this to facilitate the implementation of our new pricing policies.

We are focused on creating additional revenue streams using our one content, multiple distribution model as well as enhancing revenues generated from our television operations to reverse the trend of falling television advertising spending and the downward pressure on prices. Our challenge will be to convince advertisers to support our new sales model and pricing initiatives, enabling us to invest more in premium quality local programming and thus provide advertisers with a better audience profile. Although we are currently facing on-going challenges in the Czech Republic into the second quarter of 2013, we expect the results of our new pricing initiatives to provide a benefit to consolidated earnings during the second half of the year as our sell-out rate rises.

We intend to achieve a better return on our content by charging higher carriage fees to carriers distributing our channels on their platforms, including satellite, cable and IPTV, which better reflects the value those carriers are deriving from transmitting our channels. Our target is to reach the levels of developed markets, where carriers generally pay significantly higher fees to content providers than in our markets. In Bulgaria, successful negotiations with the leading carrier and several others are expected to lead to a two- fold increase in carriage fees in 2013. We are currently negotiating similar price increases in Romania and we expect these increases to be effective towards the middle of the year. Distribution contracts in our markets are generally up for renewal on an annual basis at various times in the year and we plan to open negotiations with carriers in other markets as these renewals occur. Overall, we intend to achieve an increase of approximately 50% in carriage fees for the year across all our operations.

We will streamline our operating model and reduce non-core cost to better execute our one content, multiple distribution strategy country-by-country. Our new operating model will help reduce our cost base going forward. We expect to incur restructuring charges of up to US$ 20 million in 2013 to implement our initiatives and anticipate annual savings of up to US$ 25 million from this restructuring when completed.

We have announced public and private equity offerings to raise gross proceeds of approximately US$ 400 million, which will strengthen our cash reserves enabling us to continue supporting our pricing initiatives and invest in local content. We intend to use US$ 300 million of the proceeds to repurchase a portion of the outstanding 2016 Fixed Rate Notes. We anticipate that this will reduce our interest cost by US$ 33 million on an annual basis, which will further improve our free cash flow.

We believe our business model of one content, multiple distribution, and the operating actions we are taking, including implementation of our pricing strategy, cost optimization and improved capital structure, will enable us to maintain our market leadership.

Recent Developments

On April 29, 2013, we announced a public offering of up to US$ 174 million of our Class A common stock and entered into a subscription agreement with TW Investor for the issuance and sale to TW Investor of US$ 200 million of shares of a newly designated series of our preferred stock. Depending on the amount of the gross proceeds we raise from the public offering, TW Investor may purchase additional shares of such preferred stock from us. The offerings are subject to a number of conditions. For additional information, see Item 1, Note, 19, “Subsequent Events.”

Index

III. Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Revenue:
Television advertising net revenue	$102,392	$134,199	(23.7)%	(22.2)%
Carriage fees and subscriptions	13,046	10,090	29.3%	31.0%
Other Revenue	21,604	23,144	(6.7)%	(5.1)%
Net Revenues	137,042	167,433	(18.2)%	(16.6)%
Operating expenses:
Content costs	89,193	86,931	2.6%	4.0%
Other operating costs	34,510	29,987	15.1%	16.4%
Depreciation of property, plant and equipment	10,234	11,880	(13.9)%	(13.2)%
Amortization of broadcast licenses and other intangibles	4,100	12,483	(67.2)%	(66.7)%
Cost of revenues	138,037	141,281	(2.3)%	(1.1)%
Selling, general and administrative expanses	34,004	36,455	(6.7)%	(5.9)%
Operating loss	$(34,999)	$(10,303)	(239.7)%	(207.3)%

Television advertising revenues: On a constant currency basis, the television advertising spending in our markets declined by 12% in the three months ended March 31, 2013, adversely impacting the television advertising revenues. See the segment analysis above for additional information on television advertising revenues.

Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased 29% during the three months ended March 31, 2013 compared to the prior period, primarily as a result of successful negotiations in Bulgaria to increase carriage fees. See the segment analysis above for additional information on carriage fees and subscription revenues.

Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues decreased 5% during the three months ended March 31, 2013 compared to the same period in 2012, primarily reflecting the termination of certain distribution agreements of Bontonfilm.

Cost of revenues: Our total cost of revenues decreased by US$ 3.2 million, or 2%, during the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis, our total cost of revenues decreased by 1% during the period, primarily reflecting a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows.

Content costs: Content costs (including production costs and amortization of programming rights) increased by US$ 2.3 million, or 3%, during the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis, the increase of 4% primarily reflects our ability to control costs while investing in local production. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.

Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as, selling, general and administrative expenses) increased by US$ 4.5 million, or 15%, during the three months ended March 31, 2013 compared to the same period in 2012. On a constant currency basis costs increased by 16%, primarily due to the cost of new channel launches.

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three months ended March 31, 2013 decreased by US$ 1.6 million, or 14% compared to the same period in 2012. On a constant currency basis, depreciation decreased 13%, reflecting a decrease in capital expenditures in recent years.

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 8.4 million during the three months ended March 31, 2013, or 67%, compared to the same period in 2012. On a constant currency basis, the decrease was 67% reflecting a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 2.5 million during the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a reduction in staff-related expenses. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows.

Central costs decreased by US$ 2.3 million, or 19% during the three months ended March 31, 2013 compared to the same period in 2012, reflecting a reduction in staff-related expenses following redeployment of central headcount into operational positions and lower compensation expenses.

Index

Central costs for the three months ended March 31, 2013 include a charge of US$ 1.0 million in respect of non-cash stock-based compensation, a decrease of US$ 0.1 million compared to 2012 (see Item 1, Note 14, “Stock-Based Compensation”).

Operating loss: The operating loss for the three months ended March 31, 2013 was US$ 35.0 million compared to an operating loss of US$ 10.3 million during the same period in 2012, as the decrease in revenues outpaced the decrease in costs.

Our operating margin was (25.5)% during the three months ended March 31, 2013, compared to (6.2)% during the same period in 2012.

	Other Income / (Expense)
	For the Three Months Ended March 31, (US$ 000's)
	2013	2012	% Act
Interest income	$182	$214	(15.0)%
Interest expense	(32,018)	(31,824)	0.6%
Foreign currency exchange (loss) / gain, net	(49,874)	23,394	Nm (1)
Change in fair value of derivatives	104	927	(88.8)%
Other (expense) / income	(36)	209	Nm (1)
Credit for income taxes	7,679	3,570	Nm (1)
Net loss attributable to noncontrolling interests	682	421	62.0%
Currency translation adjustment, net	$2,463	$67,090	Nm (1)
(1) Number is not meaningful.

Interest expense during the three months ended March 31, 2013 increased by US$ 0.2 million compared to the same period in 2012, due to differences in the weighting of coupon rates on debt outstanding during each period, partially offset by a decrease in the amortization of debt issuance costs.

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

During the three months ended March 31, 2013, we recognized a net loss of US$ 49.9 million, comprised of transaction losses of US$ 55.6 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 12.2 million on the Senior Notes due to the overall appreciation of the dollar against the Euro between January 1, 2013 and March 31, 2013, and transaction losses of US$ 6.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

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

Change in fair value of derivatives: During the three months ended March 31, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap. The interest rate swap terminated on April 15, 2013 so there will be no further impact on earnings from this instrument.

During the three months ended March 31, 2012, we recognized a gain of US$ 0.2 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010. We also recognized a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.

Other (expense) / income: We recognized other expense of US$ 36 thousand during the three months ended March 31, 2013 compared to other income of US$ 0.2 million in the three months ended March 31, 2012.

Credit for income taxes: The credit for income taxes during the three months ended March 31, 2013 of US$ 7.7 million reflects the value of tax losses that we expect to utilize in future periods. It also reflects the setting up of valuation allowances where appropriate.

The credit for income taxes during the three months ended March 31, 2012 of US$ 3.6 million also reflected the value of tax losses that we expected to utilize in future periods.

Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 23.0% in Slovakia.

Net loss attributable to noncontrolling interests: During the three months ended March 31, 2013, the loss of US$ 0.7 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in Bulgaria.

During the three months ended March 31, 2012, the loss of US$ 0.4 million in respect of the noncontrolling interest in consolidated subsidiaries related primarily to the noncontrolling interest share of losses in Bulgaria.

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.

Index

The dollar appreciated overall against the functional currencies of our operations the three months ended March 31, 2013. Therefore, in the three months ended March 31, 2013, we recognized other comprehensive income of US$ 2.5 million on the revaluation of our net investments in subsidiaries compared to other comprehensive losses of US$ 67.1 million in the three months ended March 31, 2012.

The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and March 31 in 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013	2012
Bulgarian Lev	3%	(3)%
Croatian Kuna	3%	(3)%
Czech Koruna	5%	(7)%
Euro	3%	(3)%
New Romanian Lei	3%	(2)%

The dollar was stronger overall against the functional currencies of our operations between January 1 and March 31, 2013, but was, on average, mixed compared to the same period in 2012.  The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the the three months ended March 31, 2013 and 2012.

Change in Average Rates
Bulgarian Lev	(1)%
Croatian Kuna	0%
Czech Koruna	1%
Euro	(1)%
New Romanian Lei	0%

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

Index

The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the three months ended March 31, 2013 and 2012.

Percent Change During the Three Months Ended March 31, 2013

Percent Change During the Three Months Ended March 31, 2012

Index

Consolidated balance sheet as at March 31, 2013 and December 31, 2012.

	Summarized Consolidated Balance Sheet (US$ 000’s)
	March 31, 2013	December 31, 2012	Movement
Current assets	$448,687	$518,551	(13.5)%
Non-current assets	1,586,497	1,656,164	(4.2)%
Current liabilities	285,841	291,364	(1.9)%
Non-current liabilities	1,224,027	1,252,084	(2.2)%
CME Ltd. shareholders’ equity	521,095	626,061	(16.8)%
Noncontrolling interests in consolidated subsidiaries	$4,221	$5,206	(18.9)%

Current assets: Current assets at March 31, 2013 decreased by US$ 69.9 million compared to December 31, 2012, primarily as a result of the decrease in accounts receivable due to the impact of the decline in the television advertising spending and lower sales volume during the first quarter, traditionally the slowest quarter, compared to the fourth quarter of 2012. There was also a decrease in restricted cash for the repayment of the 2013 Convertible Notes at maturity.

Non-current assets: Non-current assets at March 31, 2013 decreased by US$ 69.7 million compared to December 31, 2012, primarily due to the impact of currency translation adjustments on certain of our goodwill and intangible assets.

Current liabilities: Current liabilities at March 31, 2013 decreased by US$ 5.5 million compared to December 31, 2012, primarily due to the repayment and extinguishment of our 2013 Convertible Notes, which matured on March 15, 2013, partially offset by an increase in deferred revenue.

Non-current liabilities: Non-current liabilities at March 31, 2013 decreased by US$ 28.1 million compared to December 31, 2012, primarily as a result of the translation of our Senior Notes into dollars.

CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 105.0 million compared to December 31, 2012, primarily due the net loss of US$ 108.3 million during the three months ended March 31, 2013. This loss was partially offset by an increase in accumulated other comprehensive income of US$ 2.3 million due to the overall impact of the appreciation of the dollar on our foreign currency denominated assets. We recognized a stock-based compensation charge of US$ 1.0 million during 2012.

Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2013 decreased US$ 1.0 million compared to December 31, 2012, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

IV. Liquidity and Capital Resources

IV (a) Summary of Cash Flows

Cash and cash equivalents decreased by US$ 17.3 million during the three months ended March 31, 2013. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2013	2012
Net cash used in operating activities	$(875)	$(33,065)
Net cash used in investing activities	(10,063)	(7,177)
Net cash used in financing activities	(962)	(1,251)
Impact of exchange rate fluctuations on cash	(5,390)	5,139
Net decrease in cash and cash equivalents	$(17,290)	$(36,354)

Operating Activities

Cash used in operations during the three months ended March 31, 2013 was US$ 0.9 million compared to cash used during the three months ended March 31, 2012 of US$ 33.1 million. Despite the decline of television advertising spending in our regions, particularly in the Czech Republic, which was driven by a decrease in sales volume following the introduction of our pricing initiatives, this improvement from 2012 is largely due to lower cash paid for foreign programming and may not repeat in future periods. We paid interest of US$ 36.4 million on our Senior Notes, 2015 Convertible Notes and credit facilities during the three months ended March 31, 2013. We paid interest of US$ 33.1 million on our Senior Notes, Convertible Notes and credit facilities during the three months ended March 31, 2012.

Investing Activities

Our investing cash flows in the three months ended March 31, 2013 primarily comprised US$ 10.2 million relating to capital expenditures. Our investing cash flows in the three months ended March 31, 2012 primarily comprised US$ 7.3 million relating to capital expenditures.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2013 was US$ 1.0 million compared to US$ 1.3 million during the three months ended March 31, 2012. The amount of net cash used in financing activities in the three months ended March 31, 2013 reflected the payment of costs associated with Senior Notes issued during previous periods. The amount of net cash used for the three months ended March 31, 2012 reflected payments made for costs associated with our outstanding credit facilities and payments made under capital leases.

IV (b) Sources and Uses of Cash

We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, after considering the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.

Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and sponsors. This may be supplemented from time to time by local borrowing. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate.  Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.

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

Index

IV (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our future contractual obligations as at March 31, 2013 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$1,185,533	$848	$261,477	$920,168	$3,040
Long-Term Debt – interest	426,802	111,954	223,908	90,940	—
Unconditional Purchase Obligations	316,606	152,927	128,108	34,993	578
Operating Leases	25,788	5,774	6,010	3,734	10,270
Capital Lease Obligations	4,073	1,080	1,500	766	727
Other Long-Term Obligations	133,703	30,285	39,895	21,943	41,580
Total Contractual Obligations	$2,092,505	$302,868	$660,898	$1,072,544	$56,195

Long-Term Debt

For more information on our Long-Term Debt, see Item 1, Note 4, “Long-Term Debt and Other Financing Arrangements”. Interest payable on our Long-Term Debt is calculated using exchange rates as at March 31, 2013.

Unconditional Purchase Obligations

Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2013, we had commitments in respect of future programming of US$ 312.1 million. This includes contracts signed with license periods starting after March 31, 2013.

Other Long-Term Obligations

Other long-term obligations include US$ 133.7 million of digital transmission commitments.

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

IV (d) Cash Outlook

Historically, our operations have generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined. Cash flows from operating activities were US$ (0.9) million in the first three months of 2013 because lower cash receipts due to lower revenues as a result of the decrease in consumption of GRPs in our regions, which was significantly offset by a decrease in programming payments. As at March 31, 2013, we had US$ 123.1 million of cash and cash equivalents.
We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. In addition, we have announced public and private equity offerings to raise gross proceeds of approximately US$ 400 million (see Item 1, Note 19, "Subsequent Events"). There were no restructuring charges incurred during the first quarter of 2013. The nearest principal repayment obligation on our long-term debt is November 2015 following the repayment of the 2013 Convertible Notes in March 2013 with funds deposited in escrow during 2012.

There can be no assurances that our overall financial performance will improve or that the steps outlined above will be successful. Under our indentures we are able to borrow only limited additional funds, either at the parent or subsidiary level. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, working capital management initiatives, and equity financing, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months. If there is not a sustained recovery in the television advertising market over the medium-term, we are unsuccessful in securing additional equity financing, or are unable to renegotiate supplier credit terms, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.

Index

Credit ratings and future debt issuances

Our corporate credit is rated B3 with negative outlook by Moody's and CCC+ with the negative outlook by S&P. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 125.0 million of cash, which was not achieved as at March 31, 2013. We may continue to not meet this liquidity parameter in the next twelve months if market conditions in the territories in which we operate worsen more than expected and the public and private equity offerings are not successful, in which case it is possible that the rating agencies will downgrade us further. The availability of additional liquidity is dependent upon new equity financings, and the renegotiation of payment obligations with a number of major suppliers, as well as on our continued financial performance, operating performance and credit ratings. We are currently able to raise only a limited amount of additional debt but there are no indenture constraints on our ability to refinance existing debt.

Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 12.3 times at March 31, 2013 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities) (“LTM OIBDA”). As at March 31, 2013, our total gross debt of US$ 1,189.3 million was the sum of the remaining Senior Notes, the 2015 Convertible Notes, other credit facilities and obligations under capital leases, and the liabilities under our interest rate swap agreement as disclosed in our condensed consolidated financial statements. Our LTM OIBDA was US$ 96.4 million and the ratio of gross debt less cash to LTM OIBDA was 11.1 at March 31, 2013, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by reported OIBDA. The ratio of net debt to reported OIBDA was 11.8 as at March 31, 2013.

Credit risk of financial counterparties

We have entered into a number of significant contracts with financial counterparties as follows:

Interest Rate Swap

On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s. to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 1, Note 11, “Financial Instruments and Fair Value Measurements”). The interest rate swap agreement expired on April 15, 2013.

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

IV (e) Off-Balance Sheet Arrangements

None.

Index

V. Critical Accounting Policies and Estimates

Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, “Basis of Presentation” for a discussion of accounting standards and changes in accounting estimates adopted since December 31, 2012 and recently issued accounting standards not yet adopted.

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

During the last annual impairment review completed in the fourth quarter of 2012, we determined that the fair value of each Broadcast reporting unit (under our former segment reporting) where goodwill was not impaired as of December 31, 2012 was substantially in excess of its carrying value. Despite the continuing uncertainty in the markets in which we operate, as well as the initial significant resistance to pricing increases in the Czech Republic, we determined that no event occurred which more likely than not reduced the fair value of our reporting units below their carrying value during the three months ended March 31, 2013.

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

If the on-going economic uncertainty in our markets causes television advertising spending in our countries to contract during 2013 more than we had expected when we performed the previous annual test, we may need to make downward revisions in our cash flow forecasts for one or more reporting units. This would trigger an impairment review prior to the annual goodwill impairment test that will be performed in the fourth quarter of 2013. In particular, if our initiatives to increase advertising prices in the Czech Republic and other markets are unsuccessful, it is possible that an impairment charge, which may be material, would be required following an interim goodwill impairment test if performed during 2013. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets."

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

Interest Rate Table as at March 31, 2013

Expected Maturity Dates	2013	2014	2015	2016	2017	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	478,600	240,000	—
Average interest rate (%)	—	—	—	11.63%	9.00%	—

Total debt in US$ (000's)
Fixed rate	—	—	261,034	—	—	—
Average interest rate (%)	—	—	5.00%	—	—	—

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

Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Video International termination

On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. ("CME BV"), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.7 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.7 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. On October 31, 2012, the Commercial Court of Appeal of Kiev dismissed Prioritet's appeal of the lower court's decision. On March 26, 2013, the Superior Commercial Court of Ukraine denied an appeal by Prioritet following the decision of the appellate court. In addition, on September 28, 2012, VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. We expect a final award to be issued in the LCIA proceeding during the second quarter and do not believe that it is likely that we will be required to make any further payment.

Slovenian Competition Proceeding

On April 26, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers.  Pro Plus intends vigorously to contest the decision and is preparing an appeal to the Slovenian Supreme Court.  To date, the CPA has not imposed any fine on Pro Plus.  The CPA would need to commence a separate proceeding in order to impose a fine, and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed.  No such proceedings have been commenced, and Pro Plus is currently unable to estimate the timing of any such proceeding. Pro Plus is also unable to estimate the size of any potential future fine.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising then at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they weakened again during 2012 due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. As a result, the economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking-sector problems and the ongoing political instability contributed to a significant increase of the country's sovereign risk. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors' funds and the long-term stability of the Euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

We face severe liquidity constraints and may require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.

As at March 31, 2013, we had US$ 123.1 million of cash and cash equivalents; cash used in operating activities was US$ 0.9 million for the three months ended March 31, 2013. Our attempts to increase TV advertising prices have been met with significant resistance from certain advertisers, particularly in the Czech Republic. We believe that advertisers deliberately held back their demand for GRPs due to our initiatives to increase prices, resulting in a decrease in GRPs purchased in the Czech Republic in the first quarter. If we continue to face resistance to our pricing initiatives, TV advertising spending could remain below 2012 levels at least through the second quarter of 2013. While we believe that GRP consumption in the Czech Republic will return to levels similar to the previous years as advertisers look to increase the reach of campaigns through the end of the year, there can be no assurances that the level of GRPs sold, and by extension our revenues, will increase as expected. (See Part I, Item 2, II "Overview - Executive Summary".) As a result, there could be continued pressure on our liquidity this year. In addition, our cash flow may be further negatively impacted if payments for foreign programming, including to a related party supplier, cannot be rescheduled or deferred. In the absence of a sustained recovery in the television advertising markets in our region, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources to fund our debt service and other obligations as they become due. Under our indentures we are able to borrow only limited additional funds and therefore we are exploring, and in some cases, have initiated, actions to improve our liquidity, including the previously announced public and private equity offerings, the continuing renegotiation of payment obligations with a number of major suppliers and optimizing and restructuring our cost base. (See Part I, Item 1, Note 19 "Subsequent Events”.) There can be no assurances that the equity financing transactions will be successful. Furthermore, there can be no assurances that our overall financial performance will improve or that there will not be other unanticipated developments that have a negative impact on our liquidity. If we are unable to secure equity financing, if there is not a sustained recovery in the television advertising market over the medium-term or if we are unable to renegotiate payment terms with key suppliers, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.

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
We are focused on creating additional revenue streams as well as enhancing revenues generated from broadcast advertising, which is how we currently generate the substantial majority of our revenues. These include increasing subscriber fees from cable and direct-to-home ("DTH") operators for carriage of our channels and subscription revenues from our subscription TV and video-on-demand ("VOD") offerings. In addition, we have implemented changes to our broadcast advertising sales policies that are designed to boost revenues and to support increases in advertising prices across our markets. The implementation of certain of these strategies, such as changes to carriage fee arrangements and changes to our sales policies, may be regarded as disruptive by our clients or platform operators and initially have a negative impact on our financial position if they withdraw advertising or refuse to carry our channels. Our attempts to increase TV advertising prices have been met with significant resistance from certain advertisers, particularly in the Czech Republic. If we are ineffective in diversifying our revenue streams, our profitability will continue to be dependent primarily on advertising revenues from our broadcast operations, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that any of these initiatives will ultimately be successful and this may have an adverse impact on our results of operations and cash flows.

Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the Senior Notes and 2015 Convertible Notes. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the Senior Notes and 2015 Convertible Notes in the manner in which our business is conducted, including but not limited to our ability to obtain additional financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. In addition, the covenants contained in the indentures governing the Senior Notes restrict the manner and extent to which we can provide financial support to certain subsidiaries. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
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
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite‑lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite‑lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. If the on-going economic uncertainty in our markets causes television advertising spending in our countries to contract during 2013 more than we had expected when we performed the previous annual test, we may need to make downward revisions in our cash flow forecasts for one or more reporting units. This would trigger an impairment review prior to the annual goodwill impairment test that will be performed in the fourth quarter of 2013. In particular, if our initiatives to increase advertising prices in the Czech Republic and other markets are unsuccessful, it is possible that an impairment charge, which may be material, would be required following an interim goodwill impairment test if performed during 2013. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets."
Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments, as reflected by the change in our reporting segments starting January 1, 2013 (see Part I, Item 1, Note 16 "Segment Data"). In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we will streamline our operating model in order to better execute our one content, multiple distribution strategy and expect to incur restructuring charges of up to US$ 20.0 million in 2013. Additional such events could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.

Index

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2016 Fixed Rate Notes and the 2015 Convertible Notes, we pledged all of the shares in Central European Media Enterprises N.V. ("CME NV") and substantially all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for the notes. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21's assets, including shares of CME Slovak Holdings B.V. and ownership interests in Media Pro Pictures s.r.o. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes, the secured parties under such indentures would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the other Senior Notes or the 2015 Convertible Notes, including the shares and business of CET 21. Any such event would have a material adverse effect on our financial position, results of operations and cash flows.
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
In addition, following the termination of the Irrevocable Voting Deed and Proxy dated May 18, 2009 among an affiliate of Time Warner, Ronald Lauder and certain of his affiliates and us, as amended by a Letter Agreement dated April 29, 2013 (the “voting agreement”), which is expected to occur by June 30, 2013, Time Warner would no longer be subject to an agreement not to own more than 49.9% of our voting securities. The acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to repurchase or refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels at the same time as our revenues from advertising has declined. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming. Any increase in content costs or write‑downs could have a material adverse effect on our financial condition, results of operations and cash flows.
Our operating results are dependent on the importance of television as an advertising medium.
We generate most of our revenues from the sale of our advertising airtime on television channels in our markets. Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending as a component of total advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.

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

Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video streaming sites, increasing the risk of online transmission of our content without consent. The proliferation of such sites broadcasting content pirated from us could result in a reduction of revenues that we receive from the legitimate sale and distribution of our content, including revenues generated by Voyo, our subscription VOD service and other revenue streams. Protection of our intellectual property is dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.

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

Index

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

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action in Bermuda, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken or concurred in by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Risks Relating to our Common Stock

Our share price may be adversely affected by sales of unrestricted shares or future issuances of our shares.

As at April 26, 2013, we had a total of 2.1 million options to purchase Class A common stock outstanding, 64,000 options to purchase shares of Class B common stock outstanding and 584,000 nonvested restricted stock units outstanding. Adrian Sarbu beneficially owns 2,443,867 unregistered shares of Class A common stock and warrants to purchase an additional 850,000 unregistered shares of Class A common stock. Ronald Lauder beneficially owns 3,016,936 unrestricted shares of Class A common stock and an additional 2,000,000 unregistered shares of Class A common stock for which he has registration rights. An affiliate of Time Warner holds 32,898,443 unregistered shares of Class A common stock and one share of Series A convertible preferred stock, which is convertible into 11,211,449 shares of Class A common stock.  Time Warner has registration rights with respect to its shares of Class A common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2014, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, we are exploring the possibility of new equity financings to improve our liquidity and previously announced public and private equity offerings. We cannot predict what effect, if any, an issuance of shares of our Class A common stock, or the entry into trading of previously issued unregistered or restricted shares of Class A common stock, will have on the market price of our shares. If more shares of common stock are issued, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.

The interests of our controlling shareholders may conflict with the interests of other shareholders.

Ronald Lauder, our founder and Chairman of the Board of Directors, owns or has voting control over approximately 56.3% of our outstanding common stock and an affiliate of Time Warner holds a 49.9% economic interest in us. The majority of Mr. Lauder's voting power is attributable to the voting agreement whereby Mr. Lauder is generally entitled to vote all 32,898,443 shares of Class A common stock and one share of Series A convertible preferred stock (which is entitled to one vote for each of the 11,211,449 shares of Class A common stock into which it is convertible) beneficially owned by Time Warner, as well as any other of our shares acquired by Time Warner during the term of the voting agreement. On the termination of the voting agreement, which is expected to occur by June 30, 2013, Time Warner will be able to exercise the full voting power of its 49.9% interest in us. Prior to the expiration of the voting agreement, Mr. Lauder is, and after its expiration Time Warner will be, in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of CME common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Mr. Lauder or Time Warner, as controlling shareholders could be in conflict with the interests of minority shareholders.

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

Index

Item 6. Exhibits

Exhibit Number	Description
10.01*	Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2013	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01*	Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Exhibit is a management contract or compensatory plan.