Form 10-Q
period 2013-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2013-07-31
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2013
Class A Common Stock, par value $0.08	134,482,935

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2013

Index

Part I. Financial Information

Item 1. Financial Statements

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$144,523	$140,393
Accounts receivable, net (Note 6)	169,327	184,494
Program rights, net (Note 5)	122,435	120,023
Other current assets (Note 7)	64,136	73,641
Total current assets	500,421	518,551
Non-current assets
Property, plant and equipment, net (Note 8)	192,879	206,706
Program rights, net (Note 5)	310,956	303,708
Goodwill (Note 3)	809,489	836,538
Broadcast licenses and other intangible assets, net (Note 3)	270,625	284,941
Other non-current assets (Note 7)	15,949	24,271
Total non-current assets	1,599,898	1,656,164
Total assets	$2,100,319	$2,174,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$266,547	$255,681
Current portion of long-term debt and other financing arrangements (Note 4)	1,799	21,918
Other current liabilities (Note 10)	33,014	13,765
Total current liabilities	301,360	291,364
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	921,675	1,198,873
Other non-current liabilities (Note 10)	51,582	53,211
Total non-current liabilities	973,257	1,252,084
Commitments and contingencies (Note 19)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2012 - nil) (Note 12)	200,247	—
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Preferred Stock of $0.08 each (December 31, 2012 – one)	—	—
134,438,185 shares of Class A Common Stock of $0.08 each (December 31, 2012 – 77,185,129)	10,755	6,174
Nil shares of Class B Common Stock of $0.08 each (December 31, 2012 – nil)	—	—
Additional paid-in capital	1,708,050	1,556,250
Accumulated deficit	(1,134,503)	(982,513)
Accumulated other comprehensive income	37,157	46,150
Total CME Ltd. shareholders’ equity	621,459	626,061
Noncontrolling interests	3,996	5,206
Total equity	625,455	631,267
Total liabilities and equity	$2,100,319	$2,174,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$180,245	$211,222	$317,287	$378,655
Operating expenses:
Content costs	97,171	89,823	186,364	176,754
Other operating costs	35,876	37,771	70,386	67,758
Depreciation of property, plant and equipment	8,949	10,747	19,183	22,627
Amortization of broadcast licenses and other intangibles (Note 3)	3,769	12,715	7,869	25,198
Cost of revenues	145,765	151,056	283,802	292,337
Selling, general and administrative expenses	35,451	36,516	69,455	72,971
Restructuring costs (Note 14)	4,698	—	4,698	—
Operating (loss) / income	(5,669)	23,650	(40,668)	13,347
Interest income	129	171	311	385
Interest expense (Note 15)	(31,188)	(31,129)	(63,206)	(62,953)
(Loss) / gain on extinguishment of debt	(23,115)	448	(23,115)	448
Foreign currency exchange gain / (loss), net	15,117	(40,312)	(34,757)	(16,918)
Change in fair value of derivatives (Note 11)	—	47,398	104	48,325
Other (expense) / income, net	(451)	(158)	(487)	51
(Loss) / income before tax	(45,177)	68	(161,818)	(17,315)
Credit for income taxes	4,089	3,073	11,767	6,643
Net (loss) / income	(41,088)	3,141	(150,051)	(10,672)
Net loss attributable to noncontrolling interests	131	815	813	1,236
Net (loss) / income attributable to CME Ltd.	$(40,957)	$3,956	$(149,238)	$(9,436)

Net (loss) / income	(41,088)	3,141	(150,051)	(10,672)
Currency translation adjustment	(11,407)	(98,552)	(8,944)	(31,462)
Comprehensive loss	$(52,495)	$(95,411)	$(158,995)	$(42,134)
Comprehensive loss attributable to noncontrolling interests	225	750	764	1,177
Comprehensive loss attributable to CME Ltd.	$(52,270)	$(94,661)	$(158,231)	$(40,957)

PER SHARE DATA (Note 17):
Net (loss) / income per share:
Net (loss) / income attributable to CME Ltd. – Basic	$(0.34)	$0.06	$(1.42)	$(0.14)
Net (loss) / income attributable to CME Ltd. – Diluted	$(0.34)	$0.06	$(1.42)	$(0.14)

Weighted average common shares used in computing per share amounts (000’s):
Basic	122,115	66,501	105,349	65,447
Diluted	122,115	66,532	105,349	65,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

					CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	2,180	—	—	—	2,180
Share issuance, net	—	—	57,132,931	4,571	—	—	147,125	—	—	—	151,696
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Share issuance, stock-based compensation	—	—	120,125	10	—	—	(10)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(247)	—	—	—	(247)
Dividends	—	—	—	—	—	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	—	—	—	(149,238)	—	(813)	(150,051)
Currency translation adjustment	—	—	—	—	—	—	—	—	(8,993)	49	(8,944)
BALANCE June 30, 2013	1	$—	134,438,185	$10,755	—	$—	$1,708,050	$(1,134,503)	$37,157	$3,996	$625,455

					CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total Equity
BALANCE December 31, 2011	—	$—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	2,091	—	—	—	2,091
Conversion of Class B shares to Class A shares	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuance, net	—	—	11,901,260	952	—	—	66,564	—	—	—	67,516
Repurchase of 2013 Convertible Notes	—	—	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Options exercised	—	—	—	—	16,000	1	32	—	—	—	33
Dividends	—	—	—	—	—	—	—	—	—	(560)	(560)
Other	—	—	—	—	—	—	(367)	—	—	—	(367)
Net loss	—	—	—	—	—	—	—	(9,436)	—	(1,236)	(10,672)
Currency translation adjustment	—	—	—	—	—	—	—	—	(31,521)	59	(31,462)
BALANCE June 30, 2012	—	$—	76,310,310	$6,104	—	$—	$1,493,231	$(456,269)	$(13,926)	$14,513	$1,043,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,051)	$(10,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of program rights	181,015	150,233
Depreciation and other amortization	32,865	57,960
Net loss / (gain) on extinguishment of debt (Note 15)	23,115	(448)
Gain on disposal of fixed assets	(24)	(71)
Stock-based compensation (Note 16)	2,180	2,091
Change in fair value of derivatives (Note 11)	(104)	(48,325)
Foreign currency exchange loss, net	34,757	16,918
Net change in:
Accounts receivable, net	13,181	(19,331)
Accounts payable and accrued liabilities	841	(22,937)
Program rights	(167,518)	(184,785)
Other assets	(1,681)	1,638
Accrued interest	(9,188)	(1,750)
Income taxes payable	(3,672)	784
Deferred revenue	15,742	13,451
Deferred taxes	(11,655)	(9,876)
VAT and other taxes payable	967	6,927
Net cash used in operating activities	(39,230)	(48,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,808)	(11,340)
Disposal of property, plant and equipment	264	191
Net cash used in investing activities	(14,544)	(11,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior debt	(310,322)	(180,087)
Debt transactions costs	(785)	(811)
Change in restricted cash (Note 7)	20,467	—
Proceeds from credit facilities	382	192,944
Payment of credit facilities and capital leases	(880)	(28,514)
Issuance of common stock	157,116	15,033
Issuance of preferred stock	200,000	—
Equity issuance costs	(4,322)	—
Proceeds from exercise of stock options	—	33
Dividends paid to holders of noncontrolling interests	(184)	(131)
Net cash provided by / (used in) financing activities	61,472	(1,533)

Impact of exchange rate fluctuations on cash	(3,568)	(697)

Net increase / (decrease) in cash and cash equivalents	4,130	(61,572)
CASH AND CASH EQUIVALENTS, beginning of period	140,393	186,386
CASH AND CASH EQUIVALENTS, end of period	$144,523	$124,814

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of credit facility to shares of Class A common stock	$—	$74,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. From January 1, 2013, we manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 18, "Segment Data" for a discussion of the change in segments.
We operate a total of 35 television channels across our markets as well as a portfolio of more than 70 websites and the video-on-demand service Voyo. Each country also develops and produces content for their television channels and content is also distributed to third parties, both within our region and globally. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY. We also operate several radio channels. We currently own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations. Top Tone Media Holdings Limited ("Top Tone Holdings"), the third party that owns the remaining interest in CME Bulgaria, has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA (Croatia), an international channel, NOVA WORLD, and a children's channel, MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and six other channels, NOVA CINEMA, NOVA SPORT, MTV CZECH, FANDA, a male-oriented channel, SMICHOV, a comedy channel and TELKA, a classic channel that was launched on February 22, 2013.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA MOLDOVA.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013 and as amended on Form 10-K/A filed with the SEC on April 29, 2013. Our significant accounting policies have not changed since December 31, 2012, except as noted below.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Change in Operating Model
Beginning January 1, 2013, we changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss / income or cash flows. We also recast all prior periods presented in Note 18, "Segment Data" to conform to the new segment presentation. In the condensed consolidated statements of cash flows, we reclassified the amortization of production costs from the net change in program rights to amortization of program rights with no impact on net cash used in operating activities.
Reclassifications
Certain amounts included in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. During the second quarter of 2012, we separately presented the gain / loss on the extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. The gain / loss on extinguishment of debt was previously presented as a component of interest expense.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
Cash receipts were lower in the first six months of 2013 compared to the prior year due to lower revenues as a result of a decrease in the consumption of gross rating points ("GRPs") in our region, particularly in the Czech Republic, resulting from our new pricing initiatives. However, this decrease was significantly offset by a decrease in programming payments, proceeds from public and private equity offerings (see Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity") and improvements in working capital. We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, and working capital management initiatives, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months.
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
We also adopted guidance that was issued in February 2013 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this guidance did not change the presentation of our condensed consolidated statements of operations and comprehensive income.
Recent Accounting Pronouncements Issued
There are no recent accounting pronouncements that are expected to have an impact on our condensed consolidated financial statements.
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2013 and December 31, 2012 is summarized as follows:

	Gross Balance, December 31, 2012	Accumulated Impairment Losses	Balance, December 31, 2012	Foreign Currency	Balance, June 30, 2013	Accumulated Impairment Losses	Gross Balance, June 30, 2013

Bulgaria	$177,473	$(127,826)	$49,647	$(429)	$49,218	$(127,826)	$177,044
Croatia	11,127	(10,454)	673	2	675	(10,454)	11,129
Czech Republic	902,388	(287,545)	614,843	(24,365)	590,478	(287,545)	878,023
Romania	106,028	(11,028)	95,000	(1,598)	93,402	(11,028)	104,430
Slovak Republic	57,693	—	57,693	(498)	57,195	—	57,195
Slovenia	18,682	—	18,682	(161)	18,521	—	18,521
Total	$1,273,391	$(436,853)	$836,538	$(27,049)	$809,489	$(436,853)	$1,246,342
Following the change in segments (see Note 18, "Segment Data"), our reporting units now correspond to our operating segments.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at June 30, 2013 and December 31, 2012 is summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
BALANCE, December 31, 2012	$121,761	$119,570	$39,094	$4,516	$284,941
Additions	—	—	—	558	558
Amortization	—	(4,946)	(2,246)	(677)	(7,869)
Foreign currency movements	(2,015)	(4,409)	(515)	(66)	(7,005)
BALANCE June 30, 2013	$119,746	$110,215	$36,333	$4,331	$270,625
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
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Gross value	$348,091	$357,183
Accumulated amortization	(197,212)	(194,003)
Net book value of amortized intangible assets	150,879	163,180
Indefinite-lived trademarks	119,746	121,761
Total broadcast licenses and other intangible assets, net	$270,625	$284,941
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2013	December 31, 2012
Senior debt	$916,574	$1,213,423
Total credit facilities and capital leases	6,900	7,368
Total long-term debt and other financing arrangements	923,474	1,220,791
Less: current maturities	(1,799)	(21,918)
Total non-current long-term debt and other financing arrangements	$921,675	$1,198,873
Senior Debt
Our senior debt comprised the following as at June 30, 2013 and December 31, 2012:

	Carrying Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
2013 Convertible Notes	$—	$20,442	$—	$20,552
2015 Convertible Notes	236,391	231,812	249,287	238,052
2016 Fixed Rate Notes	360,032	637,408	381,862	666,385
2017 Fixed Rate Notes	320,151	323,761	344,464	346,200
	$916,574	$1,213,423	$975,613	$1,271,189

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Improvement of Maturity Profile
In June 2013, we repurchased EUR 205.6 million (approximately US$ 270.0 million at the transaction date) aggregate principal amount of our 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") for cash consideration of EUR 228.4 million (approximately US$ 300.0 million at the transaction date), including accrued interest of EUR 6.8 million (approximately US$ 9.0 million at the transaction date). In connection with this repurchase, we recorded a loss on extinguishment of debt of US$ 23.1 million, including the write off of US$ 4.5 million of unamortized debt issuance costs, which is separately presented in the condensed consolidated statement of operations and comprehensive income.
Convertible Notes
2013 Convertible Notes
The outstanding 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) were repaid and extinguished at maturity on March 15, 2013 using funds irrevocably deposited in escrow on September 7, 2012 (see Note 7, "Other Assets").
2015 Convertible Notes
As at June 30, 2013, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”), outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015.
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at June 30, 2013 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
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
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2013, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2012	$261,034	$(29,222)	$231,812	$11,907
Amortization of debt issuance discount	—	4,579	4,579	—
BALANCE June 30, 2013	$261,034	$(24,643)	$236,391	$11,907
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
Fixed Rate Notes
2016 Fixed Rate Notes
Following the transaction disclosed in "Improvement of Maturity Profile" above, the principal amount of 2016 Fixed Rate Notes outstanding was EUR 273.0 million (approximately US$ 357.0 million) as at June 30, 2013. The 2016 Fixed Rate Notes mature on September 15, 2016.
Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15. The fair value of the 2016 Fixed Rate Notes as at June 30, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
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
2017 Fixed Rate Notes
As at June 30, 2013, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes" and collectively with the 2016 Fixed Rate Notes, the "Senior Notes") outstanding was EUR 240.0 million (approximately US$ 313.9 million). The 2017 Fixed Rate Notes mature on November 1, 2017.
Interest is payable semi-annually in arrears on each May 1 and November 1. The fair value of the 2017 Fixed Rate Notes as at June 30, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
The 2017 Fixed Rate Notes are secured senior obligations of CET 21 spol. s r.o. ("CET 21"). The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries.  The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21 and CME SH, as well as an assignment of certain contractual rights. The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at June 30, 2013 and December 31, 2012:

		June 30, 2013	December 31, 2012
Credit facilities	(a) – (c)	$3,359	$3,282
Capital leases		3,541	4,086
Total credit facilities and capital leases		6,900	7,368
Less: current maturities		(1,799)	(1,476)
Total non-current credit facilities and capital leases		$5,101	$5,892
(a) We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.
As at June 30, 2013, we had deposits of US$ 21.2 million in and drawings of US$ 0.8 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2012, we had deposits of US$ 30.3 million in and drawings of US$ 0.5 million on the BMG cash pool.
(b) As at June 30, 2013 and December 31, 2012, there were no drawings outstanding under a CZK 830.0 million (approximately US$ 41.8 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 830.0 million (approximately US$ 41.8 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.
(c) At June 30, 2013, our operations in Romania had an aggregate principal amount of RON 11.8 million (approximately US$ 3.4 million) (December 31, 2012, RON 11.9 million, approximately US$ 3.5 million based on June 30, 2013 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At June 30, 2013, we had 16 loans outstanding with the CNC with maturity dates ranging from 2014 to 2021. The carrying amounts at June 30, 2013 and December 31, 2012 are net of a fair value adjustment of US$ 1.0 million and US$ 1.0 million, respectively, arising on acquisition.
Total Group
At June 30, 2013, the maturity of our senior debt and credit facilities was as follows:

2013	$667
2014	406
2015	261,291
2016	357,047
2017	313,924
2018 and thereafter	3,044
Total senior debt and credit facilities	936,379
Net discount	(16,446)
Carrying amount of senior debt and credit facilities	$919,933

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2013:

2013	$529
2014	892
2015	753
2016	511
2017	384
2018 and thereafter	846
Total undiscounted payments	3,915
Less: amount representing interest	(374)
Present value of net minimum lease payments	$3,541
5.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Program rights:
Acquired program rights, net of amortization	$299,615	$295,051
Less: current portion of acquired program rights	(122,435)	(120,023)
Total non-current acquired program rights	177,180	175,028
Produced program rights – Feature Films:
Released, net of amortization	4,930	4,601
Completed and not released	766	1,405
In production	2,449	2,297
Development and pre-production	592	552
Produced program rights – Television Programs:
Released, net of amortization	82,855	80,830
Completed and not released	28,840	23,158
In production	8,615	11,294
Development and pre-production	4,729	4,543
Total produced program rights	133,776	128,680
Total non-current acquired program rights and produced program rights	$310,956	$303,708

Index

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Unrelated customers	$187,688	$199,494
Less: allowance for bad debts and credit notes	(19,411)	(16,784)
Related parties	1,980	1,919
Less: allowance for bad debts and credit notes	(930)	(135)
Total accounts receivable	$169,327	$184,494
At June 30, 2013, there were CZK 166.3 million (approximately US$ 8.4 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.7 million based on June 30, 2013 rates) of receivables subject to the factoring framework agreement (see Note 4, "Long-term Debt and Other Financing Arrangements").
7.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Current:
Prepaid acquired programming	$18,977	$21,122
Other prepaid expenses	9,592	7,998
Deferred tax	13,464	2,204
Capitalized debt costs	4,849	4,741
VAT recoverable	5,791	4,366
Inventory	5,933	6,194
Income taxes recoverable	982	1,428
Restricted cash	2,283	23,350
Other	2,265	2,238
Total other current assets	$64,136	$73,641

	June 30, 2013	December 31, 2012
Non-current:
Capitalized debt costs	$9,669	$16,887
Deferred tax	4,000	5,539
Other	2,280	1,845
Total other non-current assets	$15,949	$24,271
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
The restricted cash balance at December 31, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes that was used to settle the aggregate principal and interest payable when the 2013 Convertible Notes matured in March 2013 (see Note 4, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Land and buildings	$161,557	$164,395
Machinery, fixtures and equipment	212,057	215,776
Other equipment	42,156	38,091
Software licenses	51,294	49,466
Construction in progress	13,008	14,954
Total cost	480,072	482,682
Less: Accumulated depreciation	(287,193)	(275,976)
Total net book value	$192,879	$206,706

Assets held under capital leases (included in the above)
Land and buildings	$4,623	$6,042
Machinery, fixtures and equipment	3,367	3,792
Total cost	7,990	9,834
Less: Accumulated depreciation	(3,270)	(3,077)
Total net book value	$4,720	$6,757
The movement in the net book value of property, plant and equipment during the six months ended June 30, 2013 and 2012 is comprised of:

	For the Six Months Ended June 30,
	2013	2012
Opening balance	$206,706	$217,367
Cash additions	14,808	11,340
Disposals	(240)	(120)
Depreciation	(19,183)	(22,627)
Foreign currency movements	(4,044)	(7,570)
Other movements	(5,168)	(78)
Ending balance	$192,879	$198,312

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accounts payable	$46,958	$55,422
Related party accounts payable	564	827
Programming liabilities	68,375	56,560
Related party programming liabilities	68,127	52,863
Duties and other taxes payable	14,267	11,912
Accrued staff costs	14,864	16,506
Accrued interest payable	18,636	28,255
Income taxes payable	1,055	5,089
Accrued services and other supplies	23,446	18,283
Accrued legal contingencies and professional fees	2,705	4,807
Authors’ rights	5,155	3,391
Other accrued liabilities	2,395	1,766
Total accounts payable and accrued liabilities	$266,547	$255,681

10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Current:
Deferred revenue	$27,040	$11,862
Deferred tax	924	1,366
Derivative liabilities	—	144
Restructuring provision (Note 14)	4,458	—
Other	592	393
Total other current liabilities	$33,014	$13,765

	June 30, 2013	December 31, 2012
Non-current:
Deferred tax	$49,128	$52,068
Related party programming liabilities	—	761
Programming liabilities	2,072	—
Other	382	382
Total other non-current liabilities	$51,582	$53,211

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
The change in fair value of derivatives comprised the following for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Share subscription agreement	$—	$22,836	$—	$22,836
Company option	—	24,467	—	24,467
Interest rate swap	—	121	104	357
Currency swap	—	(26)	—	665
Change in fair value of derivatives	$—	$47,398	$104	$48,325
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
The fair value of the interest rate swap as at April 15, 2013, the settlement date, was a US$ 35 thousand liability. There will be no further impact on earnings from this instrument subsequent to April 15, 2013.
12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
On June 25, 2013, we issued and sold 200,000 shares of the Company's Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), a newly designated series of our preferred stock to Time Warner Media Holdings B.V. ("TW Investor"), an affiliate of Time Warner Inc., for an aggregate purchase price of US$ 200.0 million.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The initial stated value of the Series B Preferred Shares of $1,000 per share will accrete at an annual rate of 7.5%, compounded quarterly, from (and including) the date of issuance to (but excluding) the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from (and including) the third anniversary of the date of issuance to (but excluding) the fifth anniversary of the date of issuance. We have the right from the third anniversary of the date of issuance to pay cash to the holder in lieu of any further accretion. From the third anniversary of the date of issuance, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 3.1625 at the date of issuance but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from the third anniversary of the date of issuance, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2013 we recognized US$ 0.2 million related to accretion on the Series B Preferred Shares.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2013 and December 31, 2012.
One share of Series A Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2013 and December 31, 2012. The Series A Preferred Share is expected to convert into 11,211,449 shares of Class A common stock in August 2013 following the termination on June 18, 2013 of the Irrevocable Voting Deed and Corporate Representative Appointment among TW Investor, RSL Savannah, LLC, Ronald S. Lauder and the Company, dated May 18, 2009, as amended by a Letter Agreement dated April 29, 2013 (the "Voting Agreement"). The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued, as are set forth in the Certificate of Designation of the Series A Preferred Share.
200,000 shares of Series B Preferred Stock were issued and outstanding as at June 30, 2013 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion three years from issuance and no adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 79.0 million shares of Class A common stock.
Class A and Class B Common Stock
300,000,000 and 200,000,000 shares of Class A common stock were authorized as at June 30, 2013 and December 31, 2012, respectively, and 15,000,000 shares of Class B common stock were authorized as at June 30, 2013 and December 31, 2012. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
On May 8, 2013, we issued and sold pursuant to a public offering 54,436,582 shares of our Class A common stock at a price of US$ 2.75 per share, including 27,163,854 shares of Class A common stock sold to TW Investor in connection with its preexisting contractual right to purchase 49.9% of the number of shares of Class A common stock sold in the public offering. On May 10, 2013, the underwriters exercised their option to purchase an additional 2,696,349 shares of Class A common stock, including 1,345,478 shares acquired by TW Investor pursuant to its preexisting contractual right. The net proceeds to the Company from these offerings were approximately US$ 151.7 million.
There were 134.4 million and 77.2 million shares of Class A common stock outstanding at June 30, 2013 and December 31, 2012, respectively, and no shares of Class B common stock outstanding at June 30, 2013 and December 31, 2012.
TW Investor owns 45.7% of the outstanding shares of Class A common stock and has a 49.9% voting interest in the Company due to its ownership of the Series A Preferred Share.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

14.    RESTRUCTURING COSTS
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we have incurred restructuring costs to reorganize our businesses through these geographic segments. The restructuring charges are primarily related to employee termination benefits. We expect to incur additional restructuring charges in 2013 in connection with our organizational restructuring. Payments related to restructuring charges are expected to be substantially complete by the end of December 2013. Information relating to restructuring by type of cost is as follows:

	Employee Termination Costs	Other Exit Costs	Total
BALANCE December 31, 2012	$—	$—	$—
Costs incurred	4,549	149	4,698
Cash paid	(234)	—	(234)
Foreign currency movements	(5)	(1)	(6)
BALANCE June 30, 2013	$4,310	$148	$4,458
A summary of restructuring charges for the three and six months ended June 30, 2013 by operating segment is as follows:

	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$—	$—	$—
Croatia	—	—	—
Czech Republic	460	59	519
Romania	—	—	—
Slovak Republic	204	—	204
Slovenia	412	—	412
Corporate	3,473	90	3,563
Total	$4,549	$149	$4,698
15.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest on Senior Notes	$24,930	$19,981	$50,413	$41,173
Interest on Convertible Notes	3,263	4,077	6,675	8,475
Interest on capital leases and other financing arrangements	162	1,716	305	3,170
	28,355	25,774	57,393	52,818

Amortization of capitalized debt issuance costs	1,146	6,945	2,290	8,167
Amortization of debt issuance discount and premium, net	1,687	(1,590)	3,523	1,968
	2,833	5,355	5,813	10,135
Total interest expense	$31,188	$31,129	$63,206	$62,953

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
The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation charged	$1,186	$1,004	$2,180	$2,091
Stock Options
A summary of option activity for the six months ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,219,625	$31.51	4.06	$—
Exchanged	(1,618,000)	31.54
Forfeited	(55,875)	38.46
Expired	(70,000)	$51.45
Outstanding at June 30, 2013	475,750	$27.67	1.93	$—
Vested or expected to vest	475,750	27.67	1.93	—
Exercisable at June 30, 2013	475,750	$27.67	1.93	$—
At the annual general meeting of CME Ltd. held on June 13, 2012, the shareholders approved an employee option exchange program whereby employees would be given the opportunity to exchange certain outstanding stock options for a lesser number of restricted stock units ("RSUs"). The exchange program was completed on June 25, 2013, and 1,618,000 outstanding stock options were exchanged for 545,136 RSUs pursuant to the exchange program. The unrecognized compensation expense related to the exchanged options is being recognized ratably of the requisite service period of the replacement RSUs.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2013 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2013. This amount changes based on the fair value of our Class A common stock. As at June 30, 2013, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units
Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of shares of our Class A common stock on the date of grant. For certain awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model, requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at June 30, 2013:

	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	584,000	$5.61
Granted	670,500	2.60
Granted - option exchange program	545,136	3.27
Vested	(235,500)	5.48
Forfeited	(76,250)	4.81
Unvested at June 30, 2013	1,487,886	$3.46
As at June 30, 2013, the intrinsic value of unvested RSUs was US$ 4.9 million. Total unrecognized compensation expense related to unvested RSUs as at June 30, 2013 was US$ 6.8 million and is expected to be recognized over a weighted-average period of 3.2 years.
17.    EARNINGS PER SHARE
We determined that the Series B Preferred Shares are a participating security, and accordingly, our basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period.
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) / income attributable to CME Ltd.
Net (loss) / income	$(40,957)	$3,956	$(149,238)	$(9,436)
Less: preferred dividend paid-in-kind	247	—	247	—
Net (loss) / income attributable CME Ltd. - Basic	$(41,204)	$3,956	$(149,485)	$(9,436)

Effect of dilutive securities
Preferred dividend paid-in-kind	(247)	—	(247)	—
Net (loss) / income attributable to CME Ltd. - Diluted	$(40,957)	$3,956	$(149,238)	$(9,436)

Weighted average outstanding shares of common stock - basic (1)	122,115	66,501	105,349	65,447
Dilutive effect of employee stock options and RSUs	—	31	—	—
Weighted average outstanding shares of common stock - diluted	122,115	66,532	105,349	65,447

Net (loss) / income per share:
Basic	$(0.34)	$0.06	$(1.42)	$(0.14)
Diluted	$(0.34)	$0.06	$(1.42)	$(0.14)
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
At June 30, 2013, 3,309,603 (December 31, 2012: 3,087,087) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to income at June 30, 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

18.    SEGMENT DATA
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, we manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These new operating segments reflect how CME Ltd.’s operations are managed by segment managers, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting. We have recast all prior periods presented in this Note 18 to conform to the new segment presentation. The change in composition of our operating segments had no impact on previously reported consolidated net revenues or consolidated net income / loss for the three and six months ended June 30, 2012.
Our segments generate revenues primarily from the sale of advertising and sponsorship on our channels. This is supplemented by revenues from cable and satellite television service providers to carry our channels on their platforms. The segments also generate third party revenues through the sale of broadcast and distribution rights to third parties, the sale of DVD and Blu-ray discs to wholesale and retail clients primarily in Romania and the Czech Republic, display and video advertising on our websites, and subscriptions on Voyo.
We evaluate the performance of our segments based on net revenues and OIBDA. OIBDA, which includes program rights amortization costs, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets by segment for the three and six months ended June 30, 2013 and 2012 for condensed consolidated statements of operations and comprehensive income data and as at June 30, 2013 and December 31, 2012 for condensed consolidated balance sheet data:

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Bulgaria	$24,245	$22,955	$40,669	$42,286
Croatia	17,796	16,858	29,889	29,737
Czech Republic	45,690	76,853	82,491	135,811
Romania	54,030	51,777	96,061	95,128
Slovak Republic	22,000	24,590	38,923	43,962
Slovenia	18,724	20,903	33,200	36,427
Intersegment revenues(1)	(2,240)	(2,714)	(3,946)	(4,696)
Total net revenues	$180,245	$211,222	$317,287	$378,655
(1) Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Bulgaria	$3,931	$3,376	$1,504	$2,155
Croatia	4,176	5,391	3,569	6,959
Czech Republic	171	31,403	(6,519)	54,667
Romania	7,959	9,476	8,918	10,628
Slovak Republic	(556)	2,371	(4,124)	1,873
Slovenia	4,235	6,083	6,072	8,853
Elimination	362	(158)	368	(636)
Total operating segments	20,278	57,942	9,788	84,499
Corporate	(13,229)	(10,830)	(23,404)	(23,327)
Total OIBDA	$7,049	$47,112	$(13,616)	$61,172

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reconciliation to consolidated statements of operations and comprehensive income:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Total OIBDA	$7,049	$47,112	$(13,616)	$61,172
Depreciation of property, plant and equipment	(8,949)	(10,747)	(19,183)	(22,627)
Amortization of intangible assets	(3,769)	(12,715)	(7,869)	(25,198)
Operating (loss) / income	(5,669)	23,650	(40,668)	13,347
Interest expense, net	(31,059)	(30,958)	(62,895)	(62,568)
(Loss) / gain on extinguishment of debt	(23,115)	448	(23,115)	448
Foreign currency exchange gain / (loss), net	15,117	(40,312)	(34,757)	(16,918)
Change in fair value of derivatives	—	47,398	104	48,325
Other (expense) / income	(451)	(158)	(487)	51
Credit for income taxes	4,089	3,073	11,767	6,643
Net (loss) / income	$(41,088)	$3,141	$(150,051)	$(10,672)

Total assets(1):	June 30, 2013	December 31, 2012
Bulgaria	$211,556	$230,563
Croatia	73,664	68,205
Czech Republic	982,507	1,040,371
Romania	458,672	465,417
Slovak Republic	160,905	160,866
Slovenia	118,907	119,497
Total operating segments	2,006,211	2,084,919
Corporate	94,108	89,796
Total assets	$2,100,319	$2,174,715
(1) Segment assets exclude any intercompany balances.

Capital Expenditures:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Bulgaria	$356	$665	$650	$1,455
Croatia	232	127	734	637
Czech Republic	923	669	5,590	3,150
Romania	746	958	2,178	2,385
Slovak Republic	571	273	988	753
Slovenia	695	525	2,224	1,813
Total operating segments	3,523	3,217	12,364	10,193
Corporate	1,055	784	2,444	1,147
Total capital expenditures	$4,578	$4,001	$14,808	$11,340

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets(1):	June 30, 2013	December 31, 2012
Bulgaria	$12,906	$13,796
Croatia	5,852	7,267
Czech Republic	47,583	51,673
Romania	79,715	84,505
Slovak Republic	19,586	21,315
Slovenia	20,549	23,146
Total operating segments	186,191	201,702
Corporate	6,688	5,004
Total long-lived assets	$192,879	$206,706
(1) Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Television advertising	$140,758	$170,157	$243,150	$304,356
Carriage fees and subscriptions	13,646	10,808	26,692	20,898
Other	25,841	30,257	47,445	53,401
Total net revenues	$180,245	$211,222	$317,287	$378,655
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2013, we had total commitments of US$ 292.9 million (December 31, 2012: US$ 356.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2013	$139,823	$29,683	$3,248	$4,406
2014	78,847	20,302	4,051	1,087
2015	46,716	19,614	2,080	34
2016	22,070	10,002	1,680	—
2017	5,109	9,929	1,611	—
2018 and thereafter	300	37,576	9,639	—
Total	$292,865	$127,106	$22,309	$5,527
b) Factoring of Trade Receivables
CET 21 has a CZK 830 million (approximately US$ 41.8 million) factoring framework agreement with FCS. Under this facility up to CZK 830 million (approximately US$ 41.8 million) may be factored on a recourse or non-recourse basis. As at June 30, 2013, there were CZK 166.3 million (approximately US$ 8.4 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.7 million based on June 30, 2013 rates), of receivables subject to the factoring framework agreement (see also Note 4, "Long-term Debt and Other Financing Arrangements" and Note 6, "Accounts Receivable").
c) Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria operations.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Contingencies
a) Litigation
While we are, from time to time, a party to litigation, arbitration or regulatory proceedings arising in the normal course of our business operations, we are not presently a party to any such litigation, arbitration or regulatory proceeding which could reasonably be expected to have a material effect on our business or consolidated financial statements, including proceedings described below.
Video International Termination
On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME BV, which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. On October 31, 2012, the Commercial Court of Appeal of Kiev dismissed Prioritet's appeal of the lower court's decision. On March 26, 2013, the Superior Commercial Court of Ukraine denied an appeal by Prioritet following the decision of the appellate court. In addition, on September 28, 2012, VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. On May 15, 2013, a final award was issued in the arbitration proceedings, pursuant to which VI's claim of approximately US$ 4.0 million was dismissed. This award is not subject to appeal.
Slovenian Competition Proceeding
On April 26, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus intends vigorously to contest the decision and filed an appeal with the Slovenian Supreme Court on May 24, 2013. To date, the CPA has not imposed any fine on Pro Plus. The CPA would need to commence a separate proceeding in order to impose a fine, and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed. No such proceedings have been commenced, and Pro Plus is currently unable to estimate the timing of any such proceeding. Pro Plus is also unable to estimate the size of any potential future fine.
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
Related Party Groups
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Time Warner, who is represented on our Board of Directors and holds a 49.9% voting interest in CME Ltd. as at June 30, 2013; and Adrian Sarbu, our President and Chief Executive Officer, a member of our Board of Directors and beneficial owner of approximately 1.8% of our outstanding shares of Class A common stock as at June 30, 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Related Party Transactions
Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Purchases of programming	$20,611	$16,052	$35,442	$24,257
Sales	19	67	60	167

	June 30, 2013	December 31, 2012
Programming liabilities	$68,127	$52,863
Accounts receivable, gross	275	119
Adrian Sarbu

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Purchases of services	$860	$872	$1,830	$1,962
Sales	500	240	1,000	601

	June 30, 2013	December 31, 2012
Accounts payable	$564	$809
Accounts receivable, gross	1,705	1,770
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
The exchange rates used in this report are as at June 30, 2013, unless otherwise indicated.
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

Index

Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; our ability to access external sources of capital in light of our current significant liquidity constraints; decreases in TV advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations restrict our business; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in six countries in Central and Eastern Europe. From January 1, 2013, we manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by senior management and the structure of our internal financial reporting. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows. The change in our reportable segments has been reflected in Item 1, Note 18, "Segment Data", as well as in the tables below, and the corresponding information for comparable periods has been recast to conform to the current period presentation. The change in composition of our operating segments had no impact on previously reported consolidated net revenues or consolidated net income / loss for the three and six months ended June 30, 2012.
We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes program rights amortization costs, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
OIBDA and free cash flow, as defined below, may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, see Item 1, Note 18, "Segment Data".
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2013 and June 30, 2012.

Executive Summary

During the three months ended June 30, 2013 we made significant progress on our four priorities for 2013: improving product performance and audience shares, achieving advertising and carriage fee price increases, reducing costs through our operating model optimization and securing additional liquidity to deleverage and support our pricing initiatives.
Our strategy to increase audience shares by investing in local content and additional channels has been successful, particularly in the Czech Republic, where our combined prime-time audience share during the second quarter increased to 43% compared to 38% for the same period in 2012. We also maintained our leading audience shares in our other countries and expect this to facilitate the implementation of our new pricing policies because we can provide the reach for advertisers that our competitors can not.
We were successful in increasing advertising prices in our markets as a first step toward reversing the trend of falling advertising spending. In five out of the six countries in which we operate, we have signed annual commitments with advertisers that provide for single digit price increases when compared to 2012 levels and the level of commitments as a percentage of annual spend signed in each of these markets is comparable to that which we agreed in the prior year. In the Czech Republic, we secured double digit increases in advertising prices on a percentage basis compared to the price levels of 2012. A majority of CET 21's client portfolio accepted these price increases by the end of the first half of 2013. However, certain advertisers and media agencies have continued to push for a decrease in their advertising spending and in our advertising prices. This contributed to a decrease in the television advertising market in the Czech Republic in the first six months of 2013 of 14% compared to the same period in 2012. Consequently, our revenues and earnings were significantly impacted during the first six months of 2013 as advertisers either redirected advertising spending to our main competitor or withheld spending altogether in an attempt to pressure us to abandon our double digit price increase. We continue to believe the response by the advertisers is temporary because advertising campaigns built on limited reach will not be successful. Further, commitments signed recently from some of our largest clients indicate that our increased prices are being accepted. Getting the right value for our products is critical because it enables us to invest more in premium quality local programming and thus provide advertisers with a better audience profile.
We were successful in convincing carriers in Bulgaria and Romania distributing our channels on their platforms, including satellite, cable and IPTV, that we should be paid higher fees due to the strength of our products. We concluded agreements in Bulgaria that doubled carriage fees there during the second quarter of 2013 compared to that of 2012. We also recently agreed new multi-year contracts in Romania with rate increases that better reflect the value those carriers are deriving from transmitting our channels. Paying us more for our channels is in the long-term interest of the carriers because it allows us to invest in higher quality local content that their subscribers want to watch.
During the second quarter we implemented the first phase of our new operating model, which will help us to improve product performance with a more efficient cost base. As a result, we incurred restructuring costs of US$ 4.7 million in the second quarter, principally relating to employee terminations.
We completed public and private equity offerings during the second quarter of 2013 raising net proceeds of approximately US$ 352 million to strengthen our cash reserves and enable us to continue supporting our pricing initiatives, invest in local content and deleverage. We subsequently used US$ 300.0 million of the proceeds to repurchase in private transactions EUR 205.6 million (approximately US$ 270.0 million at the transaction date) aggregate principal amount of our 2016 Fixed Rate Notes plus premium and accrued interest (see IV(d) Cash Outlook). Following these repurchases, EUR 273.0 million (approximately US$ 357.0 million) aggregate principal amount of the 2016 Fixed Rate Notes remain outstanding.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market in our countries for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	0.8%	0.0%	(5)%
Croatia	(1.5)%	(2.2)%	(5)%
Czech Republic	(2.4)%	(0.9)%	(14)%
Romania*	1.8%	0.1%	(4)%
Slovak Republic	0.8%	(0.7)%	(5)%
Slovenia	(4.2)%	(4.7)%	(10)%
Total CME Markets	(0.6)%	(1.0)%	(8)%
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth. *Romania market excludes Moldova.
Following a weak start driven by faltering confidence and a slowdown in exports, the economies of the countries in which we operate are projected to have stabilized in the first half of 2013. On-going fiscal consolidation will hold back economic activity in the countries in which we operate, but private consumption will pick up if consumer confidence improves.
We estimate that the TV advertising markets in our countries have decreased by 8% in the first six months of 2013 compared to the previous year. The most significant decrease is in the Czech Republic where, due to our pricing initiatives described above, the market is estimated to have decreased by 14%. The decrease in Slovenia is attributable to recent banking sector problems and political instability. The decrease in Bulgaria for the six months is largely the result of our pricing initiatives regarding carriage fees which led one carrier to switch off our channels for three weeks in January, partially offset by additional spending on political advertising during the second quarter.
Segment Performance
Our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$24,245	$22,955	5.6%	4.4%
Croatia	17,796	16,858	5.6%	4.9%
Czech Republic	45,690	76,853	(40.5)%	(39.7)%
Romania	54,030	51,777	4.4%	2.4%
Slovak Republic	22,000	24,590	(10.5)%	(11.4)%
Slovenia	18,724	20,903	(10.4)%	(11.3)%
Intersegment revenues	(2,240)	(2,714)	Nm (1)	Nm (1)
Total net revenues	$180,245	$211,222	(14.7)%	(15.0)%

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$40,669	$42,286	(3.8)%	(4.1)%
Croatia	29,889	29,737	0.5%	0.6%
Czech Republic	82,491	135,811	(39.3)%	(37.9)%
Romania	96,061	95,128	1.0%	0.7%
Slovak Republic	38,923	43,962	(11.5)%	(11.6)%
Slovenia	33,200	36,427	(8.9)%	(9.1)%
Intersegment revenues	(3,946)	(4,696)	Nm (1)	Nm (1)
Total net revenues	$317,287	$378,655	(16.2)%	(15.7)%
(1) Number is not meaningful.

Index

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$3,931	$3,376	16.4%	12.6%
Croatia	4,176	5,391	(22.5)%	(22.9)%
Czech Republic	171	31,403	(99.5)%	(99.4)%
Romania	7,959	9,476	(16.0)%	(17.8)%
Slovak Republic	(556)	2,371	Nm (1)	Nm (1)
Slovenia	4,235	6,083	(30.4)%	(31.3)%
Eliminations	362	(158)	Nm (1)	Nm (1)
Total operating segments	20,278	57,942	(65.0)%	(65.0)%
Corporate	(13,229)	(10,830)	(22.2)%	(23.4)%
Consolidated OIBDA	$7,049	$47,112	(85.0)%	(85.0)%

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$1,504	$2,155	(30.2)%	(30.3)%
Croatia	3,569	6,959	(48.7)%	(48.5)%
Czech Republic	(6,519)	54,667	Nm (1)	Nm (1)
Romania	8,918	10,628	(16.1)%	(16.3)%
Slovak Republic	(4,124)	1,873	Nm (1)	Nm (1)
Slovenia	6,072	8,853	(31.4)%	(31.6)%
Eliminations	368	(636)	Nm (1)	Nm (1)
Total operating segments	9,788	84,499	(88.4)%	(88.2)%
Corporate	(23,404)	(23,327)	(0.3)%	(1.5)%
Consolidated OIBDA	$(13,616)	$61,172	Nm (1)	Nm (1)
(1) Number is not meaningful.
Our financial results for the three and six months ended June 30, 2013 reflect the impact from the continued general lack of confidence in the growth of the economies in our region and the reduced consumption of GRPs in the Czech Republic in response to our pricing initiatives. On a constant currency basis, television advertising spending in our markets declined by 8% in the six months ended June 30, 2013, impacting our television advertising revenues.
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
Bulgaria
Television advertising spending declined 5% in the six months ended June 30, 2013 compared to the prior year. The Bulgaria segment reported net revenues of US$ 24.2 million and US$ 40.7 million for the three and six months ended June 30, 2013, respectively, compared to US$ 23.0 million and US$ 42.3 million in the same periods in 2012, an increase of 6% and a decrease of 4%, respectively, on an actual basis. Our Bulgaria operations reported a decline in television advertising revenues in the six months ended June 30, 2013 primarily due to the impact of our negotiations with a major satellite operator in Bulgaria during the first three months of the year regarding our carriage fee revenues, which resulted in lower coverage and audience shares when transmission of our channels was suspended during these negotiations. Following the successful conclusion of the majority of our negotiations with the cable, satellite and IPTV operators in Bulgaria, our carriage fees doubled during the second quarter and more than offset the small decrease in television advertising and other revenues during the period.
Costs charged in arriving at OIBDA increased by 4% and decreased by 2% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis, costs increased by 3% and decreased by 3% compared to the same periods in 2012 as an increase in bad debt expense during the second quarter more than offset a decrease in content costs during the first quarter.
Our Bulgaria segment reported OIBDA of US$ 3.9 million and US$ 1.5 million for the three and six months ended June 30, 2013, respectively compared to US$ 3.4 million and US$ 2.2 million in the same periods in 2012. On a constant currency basis, OIBDA increased 13% and decreased 30% compared to the same periods in 2012.

Index

Croatia
Television advertising spending declined 5% in the six months ended June 30, 2013 compared to the prior year. The Croatia segment reported net revenues of US$ 17.8 million and US$ 29.9 million for the three and six months ended June 30, 2013, respectively compared to US$ 16.9 million and US$ 29.7 million in the same periods in 2012, increases of 6% and 1% on an actual basis, or 5% and 1% on a constant currency basis, reflecting the increase in our advertising prices that more than offset a decrease in GRPs consumed.
Costs charged in arriving at OIBDA increased by 19% and 16% in the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. On a constant currency basis costs increased 18% and 16% in 2013 compared to the same periods in 2012 primarily as a result of an increased investment in programming.
Our Croatia segment generated OIBDA of US$ 4.2 million and US$ 3.6 million for the three and six months ended June 30, 2013, respectively compared to US$ 5.4 million and US$ 7.0 million in the same periods in 2012, a decrease of US$ 1.2 million and US$ 3.4 million. On a constant currency basis, OIBDA decreased 23% and 49% compared to the same periods in 2012.
Czech Republic
Our advertising pricing initiatives in the Czech Republic were met with significant resistance from certain media agencies and large multinational clients in the first half of the year. As a result of the decrease in GRPs consumed, the television advertising market in the Czech Republic is estimated to have decreased by 14% for the six months ended June 30, 2013 compared to the prior year. We believe that, based on the annual GRP consumption pattern in the Czech Republic, which has been broadly consistent over the last few years, advertisers held back some of their investments to pressure us to abandon our strategy to increase prices. Therefore, we believe the reduction in GRP consumption in the first half of this year is temporary as advertisers will look to increase the reach of their advertising campaigns during the remainder of the year, and particularly in the fall season where spending is highest. We recently concluded agreements with some of our largest advertisers in the Czech Republic and their spending commitments for the remainder of 2013 and into 2014 indicate that our new prices are being accepted.
The Czech Republic segment reported net revenues of US$ 45.7 million and US$ 82.5 million for the three and six months ended June 30, 2013 compared to US$ 76.9 million and US$ 135.8 million in the same periods in 2012, decreases of 41% and 39% on an actual basis, or 40% and 38% on a constant currency basis, reflecting resistance to the implementation of our pricing initiatives during the first half of 2013.
Costs charged in arriving at OIBDA increased for the three and six months ended June 30, 2013 by 0.2% and 10%, respectively compared to the same periods in 2012. On a constant currency basis costs increased 1% and 12% for the three and six months ended June 30, 2013, respectively compared to the same periods in 2012, reflecting the continuing investment in our audience through investment in locally-produced content and the launch of three new channels since July 2012.
Our Czech Republic segment reported OIBDA of US$ 0.2 million and an OIBDA loss of US$ 6.5 million for the three and six months ended June 30, 2013 compared to positive OIBDA of US$ 31.4 million and US$ 54.7 million in the same periods in 2012, decreases of US$ 31.2 million and US$ 61.2 million.
Romania
Television advertising spending declined 4% in the six months ended June 30, 2013 compared to the prior year. Reported net revenues of the Romania segment were US$ 54.0 million and US$ 96.1 million for the three and six months ended June 30, 2013 compared to US$ 51.8 million and US$ 95.1 million in the same periods in 2012, an increase of 4% and 1% on an actual basis, or 2% and 1% on a constant currency basis. Our television advertising revenues were flat during the second quarter as the increases in advertising prices offset the decrease in GRPs consumed and the increase in net revenues came primarily from distribution revenues and an increase in Voyo subscribers. We successfully negotiated increases in carriage fees with the two largest cable and satellite operators in Romania so we expect carriage fees to increase during the second half of 2013.
Costs charged in arriving at OIBDA increased by 9% and 3% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis costs increased 7% and 3% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of the increase in costs related to our distribution revenues.
Our Romania segment generated OIBDA of US$ 8.0 million and US$ 8.9 million for the three and six months ended June 30, 2013, respectively compared to US$ 9.5 million US$ 10.6 million in the same periods in 2012. On a constant currency basis, OIBDA decreased 18% and 16% for the three and six months ended June 30, 2013, respectively.
Slovak Republic
Television advertising spending declined 5% in the six months ended June 30, 2013 compared to the prior year. This decline was due in part to the benefit in the prior year of additional advertising spending ahead of the parliamentary elections in the first quarter of 2012. In addition, our advertising pricing initiatives undertaken in the Czech Republic have affected some of our clients' behavior in the Slovak Republic. This had a negative impact on our television advertising revenues, and consequently on television advertising spending in the Slovak Republic during the first half of 2013. Our Slovak Republic operations reported net revenues of US$ 22.0 million and US$ 38.9 million for the three and six months ended June 30, 2013, respectively, compared to US$ 24.6 million and US$ 44.0 million in the same periods in 2012, a decrease of 11% and 11% on an actual basis, or 11% and 12% on a constant currency basis. We believe that the adverse performance in our reported net revenues in the Slovak Republic in the first six months of 2013 is closely linked to the Czech Republic and we expect that the successful implementation of our pricing strategy in the Czech Republic will also result in a higher level of advertising spending in the Slovak Republic.
Costs charged in arriving at OIBDA increased by 2% and 2% in the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. On a constant currency basis costs increased 1% and 2% in 2013 compared to the same periods in 2012 reflecting our continuing investment in our audience and the launch of a new channel, FOOOR in line with our strategy to maintain our leadership position.
Our Slovak Republic segment reported an OIBDA loss of US$ 0.6 million and US$ 4.1 million for the three and six months ended June 30, 2013, respectively, compared to positive OIBDA of US$ 2.4 million and US$ 1.9 million in the same periods in 2012, a decrease of US$ 2.9 million and US$ 6.0 million.
Slovenia
Recent banking-sector problems and the ongoing political instability in Slovenia contributed to a significant increase of the country's sovereign risk. These political and economic challenges contributed to a decline in television advertising spending of 10% in the six months ended June 30, 2013, compared to the prior year. Our Slovenia segment reported net revenues of US$ 18.7 million and US$ 33.2 million for the three and six months ended June 30, 2013 compared to US$ 20.9 million and US$ 36.4 million in the same periods in 2012, decreases of 10% and 9% on an actual basis, or 11% and 9% on a constant currency basis, reflecting a decline in television advertising revenues in line with the decline in television advertising spending.

Index

Costs charged in arriving at OIBDA remained flat compared to the same period in 2012.
Our Slovenia segment generated OIBDA of US$ 4.2 million and US$ 6.1 million for the three and six months ended June 30, 2013, respectively compared to US$ 6.1 million and US$ 8.9 million in the same periods in 2012, decreases of US$ 1.8 million and US$ 2.8 million. On a constant currency basis, OIBDA decreased 31% and 32% compared to the same periods in 2012.
Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2013	2012	Movement
Net cash used in operating activities	$(39,230)	$(48,193)	18.6%
Capital expenditures, net	(14,544)	(11,149)	(30.5)%
Free cash flow(1)	$(53,774)	$(59,342)	9.4%
(1) Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.

	June 30, 2013	June 30, 2012	Movement
Cash and cash equivalents	144,523	124,814	15.8%
Our negative free cash flow in the six months ended June 30, 2013 was US$ 53.8 million, compared to US$ 59.3 million in the same period in 2012. Despite the decline of television advertising spending in our regions, particularly in the Czech Republic, this improvement from 2012 is due to an improvement in working capital and lower cash paid for foreign programming which may not repeat in future periods. We ended the period with cash of US$ 144.5 million.
We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, the deferral of programming commitments and capital expenditures and the deferral of development projects.
Future Trends
We are committed to our priorities for 2013 because we believe the successful execution of our strategy puts the Company back on the path to growth in 2014.
We currently expect GDP of the countries in which we operate to remain flat in 2013. Analysts project that GDP and consumer spending will improve in 2014 as austerity measures taper in our countries. We do not believe improvements in these macroeconomic trends alone will be sufficient to reverse the contraction in our advertising markets. During the last few years, advertising spending in our markets decreased mostly as a result of decreases in prices. Therefore, we have sought to increase prices in all our countries.
We will continue to invest in the local content that provides leading audience shares in the countries in which we operate. These leading audience shares provide the reach for advertisers to efficiently communicate with their customers and execute effectively on their marketing campaigns, resulting in higher advertising revenues. We will further look to maximize revenues from our content in all distribution windows that we are active in by leveraging our new operating model.
The latest developments in the Czech Republic show that our advertising pricing strategy is gaining traction. Based on the annual level of GRPs consumed by advertisers in the Czech Republic in the past few years, we continue to believe the reduction in GRP consumption in the first half of 2013 compared to the prior year is a temporary market reaction to our pricing initiatives. During the fall season, which starts later in the third quarter, we expect the consumption of GRPs by advertisers to return to levels similar to those of 2012, because we do not believe that advertising strategies built on campaigns with limited reach are sustainable over the longer term. As we continue to strengthen our audience share in the Czech Republic, we believe we are well positioned to take advantage of the anticipated increase in GRPs that will be consumed. However, if the consumption of GRPs in the Czech Republic does not increase, our revenues may not recover as we expect. We are focused on securing double digit price increases for the remainder of this year and we expect this will be reflected in improved revenues and earnings. We recently concluded negotiations with the largest advertisers in the Czech Republic and their spending commitments for the next twelve to eighteen months indicate that our new prices are being accepted. In the rest of our markets, we have signed advertising spending commitments with single digit price increases when compared to 2012 at levels of commitments as a percentage of expected revenue that is comparable to previous years. Looking forward into 2014, we expect consumption of GRPs in our countries to return to similar levels as 2012. This, combined with double digit price increases in the Czech Republic in 2014 compared to 2012, along with additional single digit price increases in our other countries, is expected to result in growth for our advertising revenues.
We will continue improving the return on our content by generating higher carriage fees from cable and satellite operators. Following the successful conclusion to negotiations in Bulgaria and Romania during the first half of 2013, we expect a 50% increase in carriage fee revenues in 2013 compared to 2012, and for carriage fee revenues to more than double in 2014 compared to 2012. We have opened negotiations for price increases in the Czech Republic and the Slovak Republic similar to what we achieved in Bulgaria and Romania and we expect these increases to be effective before the end of the year.
We have completed the first phase to streamline our operating model and reduce costs in executing our strategy of one content, multiple distribution country-by-country. Our new operating model will help reduce our cost base going forward. We incurred restructuring charges amounting to US$ 4.7 million during the period, and expect to incur further restructuring charges amounting to approximately US$ 5 million in the second half of 2013 to fully implement our initiatives and anticipate annual savings of up to US$ 20 million from this restructuring when completed.
Following the completion of public and private equity offerings during the second quarter of 2013 and the subsequent repurchase of a portion of our 2016 Fixed Rate Notes with US$ 300 million of the proceeds (see IV(d) Cash Outlook), we anticipate annualized cash interest savings of approximately US$ 31 million, which will further improve our free cash flow in 2014 and thereafter.
We believe our business model of one content, multiple distribution, and the operating actions we are taking, including implementation of our pricing strategy, cost optimization and improved capital structure, will enable us to maintain our market leadership.

Index

III. Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Revenue:
Television advertising	$140,758	$170,157	(17.3)%	(17.4)%
Carriage fees and subscriptions	13,646	10,808	26.3%	25.0%
Other revenue	25,841	30,257	(14.6)%	(15.7)%
Net Revenues	180,245	211,222	(14.7)%	(15.0)%
Operating expenses:
Content costs	97,171	89,823	8.2%	7.6%
Other operating costs	35,876	37,771	(5.0)%	(5.7)%
Depreciation of property, plant and equipment	8,949	10,747	(16.7)%	(17.1)%
Amortization of broadcast licenses and other intangibles	3,769	12,715	(70.4)%	(70.6)%
Cost of revenues	145,765	151,056	(3.5)%	(4.1)%
Selling, general and administrative expenses	35,451	36,516	(2.9)%	(3.0)%
Restructuring costs	4,698	—	Nm (1)	Nm (1)
Operating (loss) / income	$(5,669)	$23,650	Nm (1)	Nm (1)
(1) Number is not meaningful.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Revenue:
Television advertising	$243,150	$304,356	(20.1)%	(19.5)%
Carriage fees and subscriptions	26,692	20,898	27.7%	27.9%
Other revenue	47,445	53,401	(11.2)%	(11.2)%
Net Revenues	317,287	378,655	(16.2)%	(15.7)%
Operating expenses:
Content costs	186,364	176,754	5.4%	5.9%
Other operating costs	70,386	67,758	3.9%	4.0%
Depreciation of property, plant and equipment	19,183	22,627	(15.2)%	(15.1)%
Amortization of broadcast licenses and other intangibles	7,869	25,198	(68.8)%	(68.7)%
Cost of revenues	283,802	292,337	(2.9)%	(2.6)%
Selling, general and administrative expenses	69,455	72,971	(4.8)%	(4.4)%
Restructuring costs	4,698	—	Nm (1)	Nm (1)
Operating (loss) / income	$(40,668)	$13,347	Nm (1)	Nm (1)
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, the television advertising spending in our markets declined by 8% in the six months ended June 30, 2013, adversely impacting the television advertising revenues. We expect the consumption of GRPs by advertisers to return to levels at least similar to those of 2012 in the next 6 to 18 months. See the segment analysis above for additional information on television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased 26% and 28% during the three and six months ended June 30, 2013, respectively compared to the prior periods, primarily as a result of successful negotiations in Bulgaria to increase carriage fees. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues decreased 16% and 11% during the three and six months ended June 30, 2013, respectively compared to the same periods in 2012, primarily reflecting the termination of certain distribution agreements of Bontonfilm.

Index

Cost of revenues: Our total cost of revenues decreased by US$ 5.3 million and US$ 8.5 million, or 4% and 3% on both an actual and constant currency basis, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012; primarily reflecting a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows.
Content costs: Content costs (including production costs and amortization of programming rights) increased by US$ 7.3 million and US$ 9.6 million, or 8% and 5%, during the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. On a constant currency basis, the increases of 8% and 6% primarily reflects new channel launches. We intend to continue to invest in local programming to maintain our audience leadership and deliver the necessary output of gross rating points, in line with the demands of the markets in which we operate, without increasing our overall costs.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as, selling, general and administrative expenses) decreased by US$ 1.9 million, or 5%, and increased by US$ 2.6 million, or 4%, during the three and six months ended June 30, 2013 compared to the same periods in 2012. On a constant currency basis costs decreased by 6% and increased by 4%, primarily due to the cost of new channel launches.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three and six months ended June 30, 2013 decreased by US$ 1.8 million and US$ 3.4 million, or 17% and 15% compared to the same periods in 2012. On a constant currency basis, depreciation decreased 17% and 15%, reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 8.9 million and US$ 17.3 million during the three and six months ended June 30, 2013, or 70% and 69%, compared to the same periods in 2012. On a constant currency basis, the decrease was 71% and 69% reflecting a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 1.1 million and US$ 3.5 million during the three and six months ended June 30, 2013, respectively compared to the same periods in 2012, primarily due to a reduction in staff-related expenses. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss / income or cash flows.
Central costs decreased by US$ 1.2 million and US$ 3.5 million, or 11% and 15% during the three and six months ended June 30, 2013 compared to the same periods in 2012, reflecting a reduction in staff-related expenses following redeployment of central headcount into operational positions and lower compensation expenses.
Central costs for the three and six months ended June 30, 2013 include a charge of US$ 1.2 million and US$ 2.2 million, respectively in respect of non-cash stock-based compensation, an increase of US$ 0.2 million and US$ 0.1 million, respectively, compared to 2012 (see Item 1, Note 16, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 4.7 million during the three and six months ended June 30, 2013 as we reorganized our business to streamline central resources and reflect how our operations are managed by segment managers, how operating performance within the Company is evaluated by senior management and the structure of our internal financial reporting. We expect to incur total restructuring costs of approximately US$ 10 million, which are expected to generate annual cost savings of approximately US$ 20 million once completed. We expect to complete our restructuring efforts by the end of 2013.
Operating loss: The operating loss for the three and six months ended June 30, 2013 was US$ 5.7 million and US$ 40.7 million, respectively compared to an operating income of US$ 23.7 million and US$ 13.3 million during the same periods in 2012, as the decrease in revenues outpaced the decrease in costs.
Our operating margin was negative 3.1% and negative 12.8% during the three and six months ended June 30, 2013, compared to 11.2% and 3.5% during the same periods in 2012.

	Other Income / (Expense)
	For the Three Months Ended June 30, (US$ 000's)
	2013	2012	% Act
Interest income	$129	$171	(24.6)%
Interest expense	(31,188)	(31,129)	(0.2)%
(Loss) / gain on extinguishment of debt	(23,115)	448	Nm (1)
Foreign currency exchange gain / (loss), net	15,117	(40,312)	Nm (1)
Change in fair value of derivatives	—	47,398	(100.0)%
Other expense, net	(451)	(158)	Nm (1)
Credit for income taxes	4,089	3,073	33.1%
Net loss attributable to noncontrolling interests	131	815	(83.9)%
Currency translation adjustment, net	$(11,407)	$(98,552)	88.4%

Index

	Other Income / (Expense)
	For the Six Months Ended June 30, (US$ 000's)
	2013	2012	% Act
Interest income	$311	$385	(19.2)%
Interest expense	(63,206)	(62,953)	0.4%
(Loss) / gain on extinguishment of debt	(23,115)	448	Nm (1)
Foreign currency exchange loss, net	(34,757)	(16,918)	105.4%
Change in fair value of derivatives	104	48,325	(99.8)%
Other (expense) / income, net	(487)	51	Nm (1)
Credit for income taxes	11,767	6,643	77.1%
Net loss attributable to noncontrolling interests	813	1,236	(34.2)%
Currency translation adjustment, net	$(8,944)	$(31,462)	71.6%
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.3 million during the three and six months ended June 30, 2013, respectively, compared to US$ 0.2 million and US$ 0.4 million in the six months ended June 30, 2012.
Interest expense: Interest expense during the three and six months ended June 30, 2013 was flat as compared to the same periods in 2012.
(Loss) / gain on extinguishment of debt: During the three and six months ended June 30, 2013, we recognized a loss of US$ 23.1 million on the extinguishment of debt related to the repurchase of a portion of our 2016 Fixed Rate Notes. During the three and six months ended June 30, 2012, we recognized a net gain on extinguishment of debt related to the repurchase of a portion of both our 2013 Convertible Notes and Senior Floating Rate Notes due 2014.
Foreign currency exchange loss, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes, which are denominated in Euros, as well as our intercompany loans. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation.
During the six months ended June 30, 2013, we recognized a net loss of US$ 34.8 million, comprised of transaction losses of US$ 24.1 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 4.2 million on the Senior Notes due to the overall appreciation of the dollar against the Euro between January 1, 2013 and June 30, 2013, and transaction losses of US$ 6.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Change in fair value of derivatives: During the six months ended June 30, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap. The interest rate swap terminated on April 15, 2013 so there will be no further impact on earnings from this instrument.
During the six months ended June 30, 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 24.5 million related to an option to purchase shares of our Class A common stock granted by the Company to TW Investor. Further, we recognized a gain of US$ 0.4 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010. We also recognized a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.
Other (expense) / income, net: We recognized other expense of US$ 0.5 million during each of the three and six months ended June 30, 2013 compared to other expense of US$ 0.2 million and other income of US$ 0.1 million in the three and six months ended June 30, 2012, respectively.
Credit for income taxes: The credit for income taxes during the three and six months ended June 30, 2013 of US$ 4.1 million and US$ 11.8 million, respectively, reflect the value of tax losses that we expect to utilize in future periods. It also reflects the setting up of valuation allowances where appropriate.
The credit for income taxes during the three and six months ended June 30, 2012 of US$ 3.1 million and US$ 6.6 million, respectively, also reflected the value of tax losses that we expected to utilize in future periods.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 23.0% in Slovakia.
Net loss attributable to noncontrolling interests: During the three and six months ended June 30, 2013, the loss was US$ 0.1 million and US$ 0.8 million in respect of the noncontrolling interest in consolidated subsidiaries as compared to US$ 0.8 million and US$ 1.2 million for the same periods 2012, respectively. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
The dollar appreciated overall against the functional currencies of our operations the six months ended June 30, 2013. Therefore, in the six months ended June 30, 2013, we recognized other comprehensive loss of US$ 8.9 million on the revaluation of our net investments in subsidiaries compared to other comprehensive losses of US$ 31.5 million in the six months ended June 30, 2012.

Index

The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and June 30, 2013 and 2012, respectively:

	For the Six Months Ended June 30,
	2013	2012
Bulgarian Lev	1%	3%
Croatian Kuna	0%	3%
Czech Koruna	4%	2%
Euro	1%	3%
New Romanian Lei	2%	6%
The dollar was stronger overall against the functional currencies of our operations between January 1 and June 30, 2013, but was, on average, not as strong as compared to the same period in 2012.  The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the the six months ended June 30, 2013 and 2012.

Change in Average Rates
Bulgarian Lev	(1)%
Croatian Kuna	(1)%
Czech Koruna	1%
Euro	(1)%
New Romanian Lei	(1)%
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
The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the six months ended June 30, 2013 and 2012.
Percent Change During the Six Months Ended June 30, 2013

Index

Percent Change During the Six Months Ended June 30, 2012
Consolidated balance sheet as at June 30, 2013 and December 31, 2012:

	Summarized Consolidated Balance Sheet (US$ 000’s)
	June 30, 2013	December 31, 2012	Movement
Current assets	$500,421	$518,551	(3.5)%
Non-current assets	1,599,898	1,656,164	(3.4)%
Current liabilities	301,360	291,364	3.4%
Non-current liabilities	973,257	1,252,084	(22.3)%
Temporary equity	200,247	—	Nm (1)
CME Ltd. shareholders’ equity	621,459	626,061	(0.7)%
Noncontrolling interests in consolidated subsidiaries	$3,996	$5,206	(23.2)%
(1) Number is not meaningful.
Current assets: Current assets at June 30, 2013 decreased by US$ 18.1 million compared to December 31, 2012, primarily as a result of a decrease in restricted cash for the repayment of the 2013 Convertible Notes at maturity and decreased accounts receivable due to the impact of the decline in the television advertising spending and lower sales volume during the six months ended June 30, 2013.
Non-current assets: Non-current assets at June 30, 2013 decreased by US$ 56.3 million compared to December 31, 2012, primarily due to the impact of currency translation adjustments on certain of our property, plant and equipment, goodwill and intangible assets.
Current liabilities: Current liabilities at June 30, 2013 increased by US$ 10.0 million compared to December 31, 2012, primarily due to increased programming liabilities, higher deferred revenue as a result of prepayment requirements under our new pricing initiatives and our accrual for restructuring charges. These increases were partially offset by the repayment and extinguishment of our 2013 Convertible Notes at maturity on March 15, 2013.
Non-current liabilities: Non-current liabilities at June 30, 2013 decreased by US$ 278.8 million compared to December 31, 2012, primarily as a result of the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013.
Temporary equity: Temporary equity at June 30, 2013 was US$ 200.2 million, as a result of the issuance in June 2013 of our Series B Convertible Redeemable Preferred Stock to TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 4.6 million compared to December 31, 2012. This reflects the net loss of US$ 149.2 million during the six months ended June 30, 2013. The decrease was furthered by a decrease in accumulated other comprehensive income of US$ 9.0 million due to the overall impact of the appreciation of the dollar on our foreign currency denominated assets. We recognized stock-based compensation charges of US$ 2.2 million during 2013. The decrease was substantially offset by the public equity offering during the second quarter of US$ 151.7 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2013 decreased US$ 1.2 million compared to December 31, 2012, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

IV. Liquidity and Capital Resources
IV (a) Summary of Cash Flows
Cash and cash equivalents increased by US$ 4.1 million during the six months ended June 30, 2013. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2013	2012
Net cash used in operating activities	$(39,230)	$(48,193)
Net cash used in investing activities	(14,544)	(11,149)
Net cash provided by / (used in) financing activities	61,472	(1,533)
Impact of exchange rate fluctuations on cash	(3,568)	(697)
Net increase / (decrease) in cash and cash equivalents	$4,130	$(61,572)
Operating Activities
Cash used in operations during the six months ended June 30, 2013 was US$ 39.2 million, compared to US$ 48.2 million during the six months ended June 30, 2012. Despite the decline of television advertising spending in our regions, particularly in the Czech Republic, which was driven by a decrease in the consumption of GRPs following the introduction of our pricing initiatives, this improvement in cash used in operating activities compared to 2012 is largely due to lower cash paid for foreign programming which may not repeat in future periods, and improvements in working capital. We paid interest of US$ 66.0 million on our Senior Notes, 2015 Convertible Notes and credit facilities during the six months ended June 30, 2013. We paid interest of US$ 54.6 million on our Senior Notes, Convertible Notes and credit facilities during the six months ended June 30, 2012.
Investing Activities
Our investing cash flows in the six months ended June 30, 2013 primarily comprised US$ 14.8 million relating to capital expenditures. Our investing cash flows in the six months ended June 30, 2012 primarily comprised US$ 11.3 million relating to capital expenditures.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2013 was US$ 61.5 million compared to an outflow of US$ 1.5 million during the six months ended June 30, 2012. The amount of net cash provided by financing activities in the six months ended June 30, 2013 reflected the proceeds from the public and private equity offerings offset by the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013. The amount of net cash used in the six months ended June 30, 2012 reflected proceeds from credit facilities, and to a lesser extent, the issuance of shares, more than offset by payments made for purchases of our 2013 Convertible Notes and Senior Floating Rate Notes due 2014.
IV (b) Sources and Uses of Cash
We believe that our current cash resources are sufficient to allow us to continue operating for at least the next twelve months, after considering the matters disclosed under “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” and “Cash Outlook” below.
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and sponsors, as well as carriage fees from cable and satellite operators that carry our channels. This may be supplemented from time to time by limited local borrowing. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2013 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt – principal	$936,379	$898	$261,466	$670,971	$3,044
Long-Term Debt – interest	305,042	82,813	159,097	63,132	—
Unconditional Purchase Obligations	298,392	144,229	126,684	27,179	300
Operating Leases	22,309	5,443	4,726	3,251	8,889
Capital Lease Obligations	3,915	986	1,484	776	669
Other Long-Term Obligations	127,106	29,683	39,916	19,931	37,576
Total Contractual Obligations	$1,693,143	$264,052	$593,373	$785,240	$50,478
Long-Term Debt
For more information on our Long-Term Debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our Long-Term Debt is calculated using exchange rates as at June 30, 2013.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2013, we had commitments in respect of future programming of US$ 292.9 million. This includes contracts signed with license periods starting after June 30, 2013.
Other Long-Term Obligations
Other long-term obligations include US$ 127.1 million of digital transmission commitments.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 19, "Commitments and Contingencies".
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
On February 14, 2013, CET 21 issued a guarantee to a third party supplier pursuant to which CET 21 will reimburse certain costs incurred by the third party, up to CZK 60.0 million (approximately US$ 3.0 million), in the event that the contract with that third party is terminated prior to 2018. We do not expect the contract to be terminated.

Index

IV (d) Cash Outlook
Historically, our operations have generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined. Cash flows used in operating activities were US$ 39.2 million in the first six months of 2013 because of lower cash receipts due to lower revenues as a result of the decrease in the consumption of GRPs in our regions due to significant resistance to our pricing increases, particularly in the Czech Republic. This reduction in cash receipts was partly offset by a decrease in programming payments and improvements in working capital. As at June 30, 2013, we had US$ 144.5 million of cash and cash equivalents.
During the second quarter of 2013, we raised net proceeds of approximately US$ 352 million (see Item 1, Note 12, "Convertible Redeemable Preferred Shares" and Item 1, Note 13, "Equity") from public and private equity offerings and repurchased EUR 205.6 million (approximately US$ 270 million at the transaction date) aggregate principal amount of our 2016 Fixed Rate Notes in private transactions for cash consideration of of EUR 228.4 million (approximately US$ 300 million at the transaction date) including accrued interest of EUR 6.8 million (approximately US$ 9 million at the transaction date). These actions will reduce our annual interest payments by approximately US$ 31 million in 2014 and subsequent years.
We are taking steps to improve our cash generation through our pricing initiatives and negotiation of higher carriage fees with service providers. We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, including our restructuring efforts; the deferral of programming commitments and capital expenditures; and the deferral of development projects. The nearest principal repayment obligation on our long-term debt is November 2015.
There can be no assurances that our overall financial performance will improve or that the steps outlined above will be successful. Under our indentures we are able to borrow only limited additional funds, either at the parent or subsidiary level. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, and with our current cash balances, cash generative operations, and working capital management initiatives, taken together, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months. If there is not an improvement in our operating and financial performance or a sustained recovery in the television advertising market over the medium-term, or we are unable to renegotiate supplier credit terms, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Credit ratings and future debt issuances
Our corporate credit is rated B3 with a negative outlook by Moody's and B- with a stable outlook by Standard & Poor's. Standard & Poor's indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 110.0 million of cash. We may not meet this liquidity parameter in the next twelve months if our operating and financial performance does not improve or market conditions in the territories in which we operate worsen more than expected, in which case it is possible that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued financial performance, operating performance and credit ratings. We are currently able to raise only a limited amount of additional debt but there are no indenture constraints on our ability to refinance existing debt.
Credit rating agencies have made liquidity and the related key ratios a particular priority. One of the key indicators used by the ratings agencies in assigning credit ratings to us is our gross leverage ratio, which was 16.5 times at June 30, 2013 and is calculated as our gross debt divided by our trailing twelve-month OIBDA (calculated in accordance with our indentures excluding stock based compensation and OIBDA of our unrestricted entities) (“LTM OIBDA”). As at June 30, 2013, our total gross debt of US$ 939.9 million was the sum of the outstanding Senior Notes, the 2015 Convertible Notes, and other credit facilities and obligations under capital leases as disclosed in our condensed consolidated financial statements. Our LTM OIBDA was US$ 57.0 million and the ratio of gross debt less cash to LTM OIBDA was 14.0 at June 30, 2013, which is a measure of our leverage after considering our cash balance. Another measure of our leverage, typically applied by ratings agencies, is the ratio of net debt to reported OIBDA, which is calculated as gross debt less cash divided by reported OIBDA. The ratio of net debt to reported OIBDA was 15.7 as at June 30, 2013.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swap
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s. to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 1, Note 11, "Financial Instruments and Fair Value Measurements"). The interest rate swap agreement expired on April 15, 2013.
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
IV (e) Off-Balance Sheet Arrangements
None.
V. Critical Accounting Policies and Estimates
Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013 and as amended on Form 10-K/A filed with the SEC on April 29, 2013. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index

We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of accounting standards and changes in accounting estimates adopted since December 31, 2012 and recently issued accounting standards not yet adopted.
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
During the last annual impairment review completed in the fourth quarter of 2012, we determined that the fair value of each Broadcast reporting unit (under our former segment reporting) where goodwill was not impaired as of December 31, 2012 was substantially in excess of its carrying value. Despite the continuing uncertainty in the markets in which we operate, as well as the initial significant resistance to pricing increases in the Czech Republic, we determined that no event occurred which more likely than not reduced the fair value of our reporting units below their carrying value during the six months ended June 30, 2013 because we believe that reversing the trend of falling advertising prices in our markets is adding value to each of the country operations.
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
If the on-going macroeconomic and pricing uncertainty in our markets causes television advertising spending in our countries to contract more than we had expected when we performed the previous annual test, we may need to make downward revisions in our cash flow forecasts for one or more reporting units. This would trigger an impairment review prior to the annual goodwill impairment test that will be performed in the fourth quarter of 2013. In particular, if the continued roll-out of our initiatives to increase advertising prices in the Czech Republic and other markets are ultimately unsuccessful, it is possible that an impairment charge, which may be material, would be required following an interim goodwill impairment test if performed during 2013. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets".
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
Interest Rate Risk Management
The interest rate swap agreement expired on April 15, 2013 (see Item 1, Note 11, "Financial Instruments and Fair Value Measurements").
Interest Rate Table as at June 30, 2013

Expected Maturity Dates	2013	2014	2015	2016	2017	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	272,972	240,000	—
Average interest rate (%)	—	—	—	11.63%	9.00%	—

Total debt in US$ (000's)
Fixed rate	—	—	261,034	—	—	—
Average interest rate (%)	—	—	5.00%	—	—	—

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
Our President and Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Video International termination
On March 18, 2009, Video International Company Group, CGSC (“VI”), a Russian legal entity, filed a claim in the London Court of International Arbitration (“LCIA”) against our wholly-owned subsidiary CME Media Enterprises B.V. ("CME BV"), which was, at the time the claim was filed, the principal holding company of our former Ukrainian operations. The claim relates to the termination of an agreement between VI and CME BV dated November 30, 2006 (the “parent agreement”), which was one of four related contracts by which VI subsidiaries, including LLC Video International-Prioritet (“Prioritet”), supplied advertising and marketing services to Studio 1+1 LLC (“Studio 1+1”) and certain affiliates. Following the termination of these agreements on March 24, 2009, Studio 1+1 was required to pay a termination penalty. On June 1, 2009, Studio 1+1 paid UAH 13.5 million (approximately US$ 1.6 million) to Prioritet and set off UAH 7.4 million (approximately US$ 0.9 million) against amounts owing to Studio 1+1 under the advertising and marketing services agreements. In its LCIA claim, VI sought payment of a separate indemnity from CME BV under the parent agreement of US$ 58.5 million. On September 30, 2010, a partial award was issued in the arbitration proceedings, pursuant to which VI’s claim for relief in the amount of US$ 58.5 million was dismissed. The partial award does permit VI to bring a subsequent claim against CME BV as parent guarantor in the event that VI establishes that it is entitled to certain additional compensation under the advertising and marketing services agreements with Studio 1+1 and that such compensation is not satisfied by Studio 1+1. On July 13, 2011, Prioritet filed claims against Studio 1+1 in the Commercial Court of Kiev relating to alleged violations of the advertising services agreement and marketing services agreement and sought relief of approximately UAH 201.0 million (approximately US$ 24.5 million). On September 23, 2011, the Commercial Court of Kiev dismissed Prioritet's claims. On November 7, 2011, the Commercial Court of Appeal of Kiev dismissed an appeal by Prioritet of the lower court's decision. On December 13, 2011, the Superior Commercial Court of Ukraine dismissed an appeal of Prioritet following the decision of the appellate court. On June 5, 2012, the Superior Commercial Court of Ukraine denied Prioritet's request to appeal to the Supreme Court of Ukraine. On June 18, 2012, Prioritet filed a claim against Studio 1+1 in the Commercial Court of Kiev that alleges violations of one of the advertising and marketing services agreements and seeks relief of approximately UAH 42.3 million (approximately US$ 5.2 million). On September 7, 2012, the Commercial Court of Kiev dismissed Prioritet's claims. On October 31, 2012, the Commercial Court of Appeal of Kiev dismissed Prioritet's appeal of the lower court's decision. On March 26, 2013, the Superior Commercial Court of Ukraine denied an appeal by Prioritet following the decision of the appellate court. In addition, on September 28, 2012, VI filed a further claim in the LCIA against CME BV, alleging CME BV owes approximately US$ 4.0 million under the partial award as an indemnity payment VI claims Prioritet is owed from Studio 1+1 in connection with the termination of the advertising and marketing services agreements between Studio 1+1 and Prioritet. On May 15, 2013, a final award was issued in the arbitration proceedings, pursuant to which VI's claim of approximately US$ 4.0 million was dismissed. This award is not subject to appeal.
Slovenian Competition Proceeding
On April 26, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus intends vigorously to contest the decision and filed an appeal with the Slovenian Supreme Court on May 24, 2013. To date, the CPA has not imposed any fine on Pro Plus. The CPA would need to commence a separate proceeding in order to impose a fine, and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed. No such proceedings have been commenced, and Pro Plus is currently unable to estimate the timing of any such proceeding. Pro Plus is also unable to estimate the size of any potential future fine.

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
Risks relating to our financial position
The global recession, credit crisis and concerns regarding the Eurozone have adversely affected our financial position and results of operations. We cannot predict if or when economic conditions in the countries in which we operate will recover or how long any recovery may last. A failure to achieve prompt and lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them, particularly in Bulgaria and Romania. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising then at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they weakened again during 2012 due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. As a result, the economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking-sector problems and ongoing political instability contributed to a significant increase of the country's sovereign risk. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors' funds and the long-term stability of the Euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We continue to face significant liquidity constraints and may require additional external sources of capital for our debt service obligations and to fund our operations, which may not be available or may not be available on acceptable terms.
As at June 30, 2013, we had US$ 144.5 million of cash and cash equivalents; cash used in operating activities was US$ 39.2 million for the six months ended June 30, 2013. Our attempts to increase television advertising prices have been met with significant resistance from certain advertisers, particularly in the Czech Republic. We believe that advertisers deliberately held back their demand for GRPs due to our initiatives to increase prices, resulting in a decrease in GRPs purchased in the Czech Republic in the first half of 2013. If we continue to face resistance to our pricing initiatives, GRP consumption could remain below 2012 levels at least through the third quarter of 2013. While we believe that GRP consumption in the Czech Republic will return to levels similar to those of previous years as advertisers look to increase the reach of campaigns through the end of the year, there can be no assurances that the level of GRPs sold, and by extension our revenues, will increase as expected. (See Part I, Item 2, II "Overview - Executive Summary".) As a result, there could be continued pressure on our liquidity this year. In the absence of a sustained recovery in the television advertising markets in our region, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources in the future to fund our debt service and other obligations as they become due. Under our indentures we are able to borrow only limited additional funds and therefore we continue to take actions to improve our liquidity, including targeted reductions of our operating cost base through cost optimization programs, the deferral of programming commitments (including with a related party supplier) and capital expenditures and the deferral of development projects. There can be no assurances that our overall financial performance will improve or that there will not be other unanticipated developments that have a negative impact on our liquidity. If there is not a sustained recovery in the television advertising market over the medium-term or if our actions to improve our liquidity are not successful, we may be unable to meet our debt service obligations and generally fund our operations some time beyond the next twelve months.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels' technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets has had a negative effect on the prices at which we can sell television advertising because of pressure to reduce prices from advertisers and discounting by competitors. Advertising spending may also be affected by the expansion of distribution platforms and changing preferences in how and when people view content and the accompanying advertising. Our ability to maintain audience ratings and to generate GRPs, also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, discounting of the price of television advertising in our markets and competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Index

We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams as well as enhancing revenues generated from broadcast advertising, which is how we currently generate the substantial majority of our revenues. These include increasing subscriber fees from cable and direct-to-home ("DTH") operators for carriage of our channels and subscription revenues from our subscription television and video-on-demand ("VOD") offerings. In addition, we have implemented changes to our broadcast advertising sales policies that are designed to boost revenues and to support increases in advertising prices across our markets. Some cable and DTH operators have suspended the broadcast of our channels during the implementation of our carriage fees strategy, which affects the reach and audience shares of those operations. Our attempts to increase television advertising prices have been met with significant resistance from certain advertisers, particularly in the Czech Republic. These events have had a negative impact on our financial position in the first half of 2013, and may continue to do so as we move forward with implementing these strategies across our operating territories if clients withdraw advertising or reduce spending or operators refuse to carry our channels. If we are ineffective in diversifying our revenue streams, our profitability will continue to be dependent primarily on advertising revenues from our broadcast operations, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may have an adverse impact on our results of operations and cash flows.
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
Our corporate credit is currently rated as B3 with a negative outlook and the 2017 Fixed Rate Notes are rated Ba3 by Moody's Investors Services. Our corporate credit is currently rated B- with a stable outlook, the 2016 Fixed Rate Notes are rated CCC+ and the 2017 Fixed Rate Notes are rated B- by Standard & Poor's. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. We may not be able to operate with sufficient liquidity in the next twelve months to maintain our current ratings if market conditions in our operating territories do not improve or if we are not able to complete other measures to optimize costs. We conducted public and private equity financings in the second quarter of 2013, including our repurchase of approximately EUR 205.6 million of the 2016 Fixed Rate Notes with a portion of the proceeds, which resulted in an improvement of our balance sheet. However, we may be subject to potential downgrades in the future if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
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
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments, as reflected by the change in our reporting segments starting January 1, 2013 (see Part I, Item 1, Note 18, "Segment Data"). In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we are in the process of streamlining our operating model in order to better execute our one content, multiple distribution strategy and expect to incur restructuring charges of approximately US$ 10 million in 2013. Additional similar events could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.

Index

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2016 Fixed Rate Notes and the 2015 Convertible Notes, we pledged all of the shares in Central European Media Enterprises N.V. ("CME NV") and all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for these notes. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21's assets, including shares of CME Slovak Holdings B.V. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes, the secured parties under such indentures would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the other Senior Notes or the 2015 Convertible Notes, including the shares and business of CET 21. Any such event would have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. In the second quarter of 2013 we successfully completed private transactions to repurchase approximately EUR 205.6 million (approximately US$ 270 million at the date of repurchase) aggregate principal amount of the 2016 Fixed Rate Notes. Nonetheless, we still have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015.
In addition, following the termination on June 18, 2013 of the Irrevocable Voting Deed and Proxy dated May 18, 2009 among an affiliate of Time Warner, Ronald Lauder and certain of his affiliates and us, as amended by a Letter Agreement dated April 29, 2013 (the “voting agreement”), Time Warner is no longer subject to an agreement not to own more than 49.9% of our voting securities. The acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to repurchase or refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
We make extensive use of network and information systems and other technologies, including those related to our internal network management as well as our new media operations. These systems are central to many of our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, malicious activities or other security breaches could result in a disruption or degradation of our services, the loss of information or the improper disclosure of personal data. The occurrence of any of these events could negatively impact our business by requiring us to expend resources to remedy such a security breach or by harming our reputation. In addition, improper disclosure of personal data could subject us to liability under laws that protect personal data in the countries in which we operate. The development and maintenance of systems to prevent these events from occurring requires ongoing monitoring and updating as efforts to overcome security measures become more sophisticated. As technologies evolve, we will need to expend additional resources to protect our technology and information systems, which could have an adverse impact on our results of operations.
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
Countries in which we have operations are migrating from analog terrestrial broadcasting to DTT broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. The migration to digital broadcasting in Bulgaria is expected to be completed by September 2013 and in Romania, which is in the initial stages of migration, completion is expected by 2015. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether all of our operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required in those countries that have not completed the digital switchover. Our operations may be required to make substantial investment and commit substantial other resources to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.

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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our broadcasting licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods and our remaining broadcasting licenses expire at various times through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Risks Relating to Enforcement Rights
CME Ltd. is a Bermuda company and enforcement of civil liabilities and judgments may be difficult.
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
Risks Relating to our Common Stock
Our share price may be adversely affected by sales of unrestricted or unregistered shares or future issuances of our shares.
An affiliate of Time Warner holds 61,407,775 unregistered shares of Class A common stock, one share of Series A convertible preferred stock, which is expected to convert into 11,211,449 shares of Class A common stock in August 2013, and 200,000 shares of Series B convertible redeemable preferred stock.  The shares of Series B convertible redeemable preferred stock are convertible into shares of Class A common stock after three years at the option of Time Warner at a current conversion price of $3.1625. The accretion rate is 7.5% per annum, compounded quarterly, for first three years and 3.75% per annum, compounded quarterly, for the fourth and fifth years. Assuming conversion three years from issuance and no adjustments to the conversion price under the Certificate of Designations for the Series B convertible redeemable preferred stock, Time Warner would be issued 79.0 million shares of Class A common stock upon conversion. Time Warner has registration rights with respect to all its shares of Class A common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, there are additional unregistered or restricted shares of our Class A common stock outstanding, as well as securities convertible into shares of Class A common stock, that may enter the market. We cannot predict what effect, if any, the entry into trading of previously issued unregistered or restricted shares of Class A common stock will have on the market price of our shares. We may also issue additional equity in the future. If more shares of common stock are issued, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of our controlling shareholders may conflict with the interests of other shareholders.
An affiliate of Time Warner holds a 49.9% economic interest in us and, following the termination of the voting agreement in June 2013, is able to exercise the full voting power of such 49.9% interest. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of CME common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as controlling shareholder could be in conflict with the interests of minority shareholders.
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

Index

Item 6. Exhibits

Exhibit Number	Description
3.01	Bye-laws of Central European Media Enterprises Ltd., as amended and restated on June 12, 2013.

3.02	Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on July 3, 2013.

4.01*
Certificate of Designation of the Series B Convertible Redeemable Preferred Stock of Central European Media Enterprises Ltd., issued on June 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 25, 2013).

10.01*
Subscription Agreement, dated as of April 29, 2013, by and between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.02*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.03*
Underwriting Agreement dated as of May 2, 2013 between Central European Media Enterprises Ltd. and J.P.Morgan Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 8, 2013).

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
* Previously filed exhibits.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2013	/s/ David Sach David Sach Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Index

EXHIBIT INDEX

Exhibit Number	Description
3.01	Bye-laws of Central European Media Enterprises Ltd., as amended and restated on June 12, 2013.

3.02	Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on July 3, 2013.

4.01*
Certificate of Designation of the Series B Convertible Redeemable Preferred Stock of Central European Media Enterprises Ltd., issued on June 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 25, 2013).

10.01*
Subscription Agreement, dated as of April 29, 2013, by and between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.02*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.03*
Underwriting Agreement dated as of May 2, 2013 between Central European Media Enterprises Ltd. and J.P.Morgan Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 8, 2013).

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
* Previously filed exhibits.