Form 10-Q
period 2013-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2013-10-30
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2013
Class A Common Stock, par value $0.08	134,494,810

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2013

Index

Part I. Financial Information
Item 1. Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$122,880	$140,393
Accounts receivable, net (Note 6)	139,423	184,494
Program rights, net (Note 5)	124,276	120,023
Other current assets (Note 7)	70,466	73,641
Total current assets	457,045	518,551
Non-current assets
Property, plant and equipment, net (Note 8)	197,452	206,706
Program rights, net (Note 5)	331,778	303,708
Goodwill (Note 3)	841,053	836,538
Broadcast licenses and other intangible assets, net (Note 3)	276,739	284,941
Other non-current assets (Note 7)	15,633	24,271
Total non-current assets	1,662,655	1,656,164
Total assets	$2,119,700	$2,174,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$275,688	$255,681
Current portion of long-term debt and other financing arrangements (Note 4)	2,034	21,918
Other current liabilities (Note 10)	35,616	13,765
Total current liabilities	313,338	291,364
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	946,030	1,198,873
Other non-current liabilities (Note 10)	56,169	53,211
Total non-current liabilities	1,002,199	1,252,084
Commitments and contingencies (Note 19)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2012 - nil) (Note 12)	204,032	—
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2012 – one)	—	—
134,489,185 shares of Class A Common Stock of $0.08 each (December 31, 2012 – 77,185,129)	10,759	6,174
Nil shares of Class B Common Stock of $0.08 each (December 31, 2012 – nil)	—	—
Additional paid-in capital	1,705,663	1,556,250
Accumulated deficit	(1,157,594)	(982,513)
Accumulated other comprehensive income	37,384	46,150
Total CME Ltd. shareholders’ equity	596,212	626,061
Noncontrolling interests	3,919	5,206
Total equity	600,131	631,267
Total liabilities and equity	$2,119,700	$2,174,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$135,838	$140,092	$453,125	$518,747
Operating expenses:
Content costs	90,652	75,584	277,016	252,338
Other operating costs	34,211	33,340	104,597	101,098
Depreciation of property, plant and equipment	8,623	11,711	27,806	34,338
Amortization of broadcast licenses and other intangibles (Note 3)	3,900	10,198	11,769	35,396
Cost of revenues	137,386	130,833	421,188	423,170
Selling, general and administrative expenses	39,227	27,660	108,682	100,631
Restructuring costs (Note 14)	4,192	—	8,890	—
Operating loss	(44,967)	(18,401)	(85,635)	(5,054)
Interest income	111	213	422	598
Interest expense (Note 15)	(23,859)	(32,492)	(87,065)	(95,445)
(Loss) / gain on extinguishment of debt (Note 4)	—	—	(23,115)	448
Foreign currency exchange gain / (loss), net	43,767	16,755	9,010	(163)
Change in fair value of derivatives (Note 11)	—	559	104	48,884
Other (expense) / income, net	(298)	108	(785)	159
Loss before tax	(25,246)	(33,258)	(187,064)	(50,573)
Credit for income taxes	1,973	621	13,740	7,264
Net loss	(23,273)	(32,637)	(173,324)	(43,309)
Net loss attributable to noncontrolling interests	182	588	995	1,824
Net loss attributable to CME Ltd.	$(23,091)	$(32,049)	$(172,329)	$(41,485)

Net loss	(23,273)	(32,637)	(173,324)	(43,309)
Currency translation adjustment	70	41,246	(8,874)	9,784
Comprehensive (loss) / income	$(23,203)	$8,609	$(182,198)	$(33,525)
Comprehensive loss attributable to noncontrolling interests	339	605	1,103	1,782
Comprehensive (loss) / income attributable to CME Ltd.	$(22,864)	$9,214	$(181,095)	$(31,743)

PER SHARE DATA (Note 17):
Net loss per share:
Net loss attributable to CME Ltd. – Basic	$(0.16)	$(0.36)	$(1.45)	$(0.57)
Net loss attributable to CME Ltd. – Diluted	$(0.16)	$(0.36)	$(1.45)	$(0.57)

Weighted average common shares used in computing per share amounts (000’s):
Basic	145,695	88,134	118,944	73,065
Diluted	145,695	88,134	118,944	73,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	3,886	—	—	—	3,886
Share issuance, net	—	—	57,132,931	4,571	—	—	147,082	—	—	—	151,653
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Share issuance, stock-based compensation	—	—	171,125	14	—	—	(14)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(4,032)	—	—	—	(4,032)
Dividends	—	—	—	—	—	—	—	—	—	(445)	(445)
Acquisition of noncontrolling interests	—	—	—	—	—	—	(261)	—	—	261	—
Net loss	—	—	—	—	—	—	—	(172,329)	—	(995)	(173,324)
Currency translation adjustment	—	—	—	—	—	—	—	—	(8,766)	(108)	(8,874)
BALANCE September 30, 2013	1	$—	134,489,185	$10,759	—	$—	$1,705,663	$(1,157,594)	$37,384	$3,919	$600,131

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2011	—	$—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	3,197	—	—	—	3,197
Conversion of Class B shares to Class A shares	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuance, net	1	—	12,776,079	1,022	—	—	127,341	—	—	—	128,363
Repurchase of 2013 Convertible Notes	—	—	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Options exercised	—	—	—	—	16,000	1	32	—	—	—	33
Dividends	—	—	—	—	—	—	—	—	—	(426)	(426)
Other	—	—	—	—	—	—	(259)	—	—	—	(259)
Net loss	—	—	—	—	—	—	—	(41,485)	—	(1,824)	(43,309)
Currency translation adjustment	—	—	—	—	—	—	—	—	9,742	42	9,784
BALANCE September 30, 2012	1	$—	77,185,129	$6,174	—	$—	$1,555,222	$(488,318)	$27,337	$14,042	$1,114,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,324)	$(43,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of program rights	270,454	239,748
Depreciation and other amortization	48,111	86,652
Net loss / (gain) on extinguishment of debt (Note 4)	23,115	(448)
Loss / (gain) on disposal of fixed assets	108	(279)
Stock-based compensation (Note 16)	3,886	3,197
Change in fair value of derivatives (Note 11)	(104)	(48,884)
Foreign currency exchange (gain) / loss, net	(9,010)	163
Net change in:
Accounts receivable, net	47,538	26,371
Accounts payable and accrued liabilities	10,545	(26,417)
Program rights	(266,650)	(300,566)
Other assets	(3,513)	614
Accrued interest	(9,183)	(4,116)
Income taxes payable	(6,215)	(3,068)
Deferred revenue	17,809	21,267
Deferred taxes	(11,392)	(10,633)
VAT and other taxes payable	1,359	2,808
Net cash used in operating activities	(56,466)	(56,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,913)	(21,382)
Disposal of property, plant and equipment	246	301
Net cash used in investing activities	(20,667)	(21,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior debt	(310,322)	(180,087)
Debt transactions costs	(785)	(4,928)
Issuance of Senior Notes	—	228,890
Change in restricted cash (Note 7)	20,467	(131,020)
Proceeds from credit facilities	1,060	195,090
Payment of credit facilities and capital leases	(1,738)	(105,847)
Issuance of common stock	157,116	15,033
Issuance of preferred stock	200,000	—
Equity issuance costs	(5,410)	(2,153)
Settlement of forward currency swaps	—	(82)
Proceeds from exercise of stock options	—	33
Dividends paid to holders of noncontrolling interests	(273)	(296)
Net cash provided by financing activities	60,115	14,633

Impact of exchange rate fluctuations on cash and cash equivalents	(495)	2,620

Net decrease in cash and cash equivalents	(17,513)	(60,728)
CASH AND CASH EQUIVALENTS, beginning of period	140,393	186,386
CASH AND CASH EQUIVALENTS, end of period	$122,880	$125,658

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of credit facility to shares of Class A common stock	$—	$165,112
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
We operate a total of 35 television channels across our markets as well as a portfolio of websites and the video-on-demand service Voyo. Each country also develops and produces content for their television channels and we license content to third parties, both within our region and globally. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro.
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
Cash receipts were lower in the first nine months of 2013 compared to the prior year, particularly in the Czech Republic, in response to our pricing initiatives. However, this decrease was partly offset by a decrease in programming payments, available proceeds from public and private equity offerings (see Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity") and improvements in working capital. We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral and cancellation of development projects. Due to the level of negative free cash flow anticipated for 2013, we will need additional capital and we are currently evaluating all options available to us, including debt and equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner Inc. regarding a possible capital transaction, including debt, to address our liquidity position. These discussions are preliminary and there are no assurances regarding the ultimate outcome. If we are unable to secure additional financing, we will be unable to meet our debt service obligations and generally fund our operations sometime within the next twelve months.
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
Reclassifications
Certain amounts included in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. In the condensed consolidated statements of cash flows, we reclassified the amortization of production costs from the net change in program rights to amortization of program rights with no impact on net cash used in operating activities. During the second quarter of 2013, we separately presented the gain / loss on the extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. The gain / loss on extinguishment of debt was previously presented as a component of interest expense.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2013 and December 31, 2012 is summarized as follows:

	Gross Balance, December 31, 2012	Accumulated Impairment Losses	Balance, December 31, 2012	Foreign Currency	Balance, September 30, 2013	Accumulated Impairment Losses	Gross Balance, September 30, 2013

Bulgaria	$177,473	$(127,826)	$49,647	$1,170	$50,817	$(127,826)	$178,643
Croatia	11,127	(10,454)	673	10	683	(10,454)	11,137
Czech Republic	902,388	(287,545)	614,843	24	614,867	(287,545)	902,412
Romania	106,028	(11,028)	95,000	1,511	96,511	(11,028)	107,539
Slovak Republic	57,693	—	57,693	1,360	59,053	—	59,053
Slovenia	18,682	—	18,682	440	19,122	—	19,122
Total	$1,273,391	$(436,853)	$836,538	$4,515	$841,053	$(436,853)	$1,277,906
Following the change in segments (see Note 18, "Segment Data"), our reporting units now correspond to our operating segments.
Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at September 30, 2013 and December 31, 2012 are summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
BALANCE December 31, 2012	$121,761	$119,570	$39,094	$4,516	$284,941
Additions	—	—	—	608	608
Amortization	—	(7,509)	(3,333)	(927)	(11,769)
Foreign currency movements	2,081	97	690	91	2,959
BALANCE September 30, 2013	$123,842	$112,158	$36,451	$4,288	$276,739
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
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Gross value	$361,491	$357,183
Accumulated amortization	(208,594)	(194,003)
Net book value of amortized intangible assets	152,897	163,180
Indefinite-lived trademarks	123,842	121,761
Total broadcast licenses and other intangible assets, net	$276,739	$284,941

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2013	December 31, 2012
Senior debt	$940,537	$1,213,423
Total credit facilities and capital leases	7,527	7,368
Total long-term debt and other financing arrangements	948,064	1,220,791
Less: current maturities	(2,034)	(21,918)
Total non-current long-term debt and other financing arrangements	$946,030	$1,198,873
Senior Debt
Our senior debt comprised the following as at September 30, 2013 and December 31, 2012:

	Carrying Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
2013 Convertible Notes	$—	$20,442	$—	$20,552
2015 Convertible Notes	238,723	231,812	250,593	238,052
2016 Fixed Rate Notes	371,527	637,408	389,109	666,385
2017 Fixed Rate Notes	330,287	323,761	347,522	346,200
	$940,537	$1,213,423	$987,224	$1,271,189
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
2015 Convertible Notes
As at September 30, 2013, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes” and collectively with the 2013 Convertible Notes, the “Convertible Notes”), outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015.
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at September 30, 2013 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are guaranteed by our wholly owned subsidiaries Central European Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by a pledge of shares of those companies.
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2013, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2012	$261,034	$(29,222)	$231,812	$11,907
Amortization of debt issuance discount	—	6,911	6,911	—
BALANCE September 30, 2013	$261,034	$(22,311)	$238,723	$11,907
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
Fixed Rate Notes
2016 Fixed Rate Notes
Following the transaction disclosed in "Improvement of Maturity Profile" above, the principal amount of 2016 Fixed Rate Notes outstanding was EUR 273.0 million (approximately US$ 368.6 million) as at September 30, 2013. The 2016 Fixed Rate Notes mature on September 15, 2016.
Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15. The fair value of the 2016 Fixed Rate Notes as at September 30, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
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
2017 Fixed Rate Notes
As at September 30, 2013, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes" and collectively with the 2016 Fixed Rate Notes, the "Senior Notes") outstanding was EUR 240.0 million (approximately US$ 324.1 million). The 2017 Fixed Rate Notes mature on November 1, 2017.
Interest is payable semi-annually in arrears on each May 1 and November 1. The fair value of the 2017 Fixed Rate Notes as at September 30, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements".
The 2017 Fixed Rate Notes are secured senior obligations of our wholly-owned subsidiary CET 21 spol. s r.o. ("CET 21"). The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries. The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21 and CME SH, as well as an assignment of certain contractual rights. The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.

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
Indenture Covenants
Under the terms of the indentures governing the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes (the “2016 Indenture” and the “2017 Indenture”, respectively), we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the 2016 Indenture and the 2017 Indenture) (the “Coverage Ratio”) is less than 2.0 times. For this purpose, the calculation includes CME Ltd. and its subsidiaries that are "Restricted Subsidiaries," as defined in the indentures. In addition, under the 2017 Indenture, CET 21 and its subsidiaries are restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 (both as defined in the 2017 Indenture) and its Restricted Subsidiaries would exceed 2.25 times.
Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at September 30, 2013 and December 31, 2012:

		September 30, 2013	December 31, 2012
Credit facilities	(a) – (c)	$3,872	$3,282
Capital leases		3,655	4,086
Total credit facilities and capital leases		7,527	7,368
Less: current maturities		(2,034)	(1,476)
Total non-current credit facilities and capital leases		$5,493	$5,892

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2013, we had deposits of US$ 32.5 million in and drawings of US$ 1.0 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2012, we had deposits of US$ 30.3 million in and drawings of US$ 0.5 million on the BMG cash pool.

(b)
As at September 30, 2013 and December 31, 2012, there were no drawings outstanding under a CZK 880.0 million (approximately US$ 46.2 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 880.0 million (approximately US$ 46.2 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(c)
At September 30, 2013, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.8 million) (December 31, 2012, RON 11.9 million, approximately US$ 3.6 million based on September 30, 2013 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At September 30, 2013, we had 17 loans outstanding with the CNC with maturity dates ranging from 2014 to 2023. The carrying amounts at September 30, 2013 and December 31, 2012 are net of a fair value adjustment of US$ 1.1 million and US$ 1.0 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At September 30, 2013, the maturity of our senior debt and credit facilities was as follows:

2013	$457
2014	820
2015	261,065
2016	368,930
2017	324,118
2018 and thereafter	3,360
Total senior debt and credit facilities	958,750
Net discount	(14,341)
Carrying amount of senior debt and credit facilities	$944,409
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2013:

2013	$281
2014	983
2015	844
2016	601
2017	444
2018 and thereafter	889
Total undiscounted payments	4,042
Less: amount representing interest	(387)
Present value of net minimum lease payments	$3,655

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Program rights:
Acquired program rights, net of amortization	$306,884	$295,051
Less: current portion of acquired program rights	(124,276)	(120,023)
Total non-current acquired program rights	182,608	175,028
Produced program rights – Feature Films:
Released, net of amortization	6,348	4,601
Completed and not released	589	1,405
In production	1,419	2,297
Development and pre-production	715	552
Produced program rights – Television Programs:
Released, net of amortization	87,931	80,830
Completed and not released	29,600	23,158
In production	16,966	11,294
Development and pre-production	5,602	4,543
Total produced program rights	149,170	128,680
Total non-current acquired program rights and produced program rights	$331,778	$303,708
6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Unrelated customers	$159,759	$199,494
Less: allowance for bad debts and credit notes	(21,509)	(16,784)
Related parties	1,500	1,919
Less: allowance for bad debts and credit notes	(327)	(135)
Total accounts receivable	$139,423	$184,494
At September 30, 2013, there were CZK 6.0 million (approximately US$ 0.3 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.9 million based on September 30, 2013 rates) of receivables subject to the factoring framework agreement (see Note 4, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Current:
Prepaid acquired programming	$20,757	$21,122
Other prepaid expenses	9,519	7,998
Deferred tax	16,626	2,204
Capitalized debt costs	3,758	4,741
VAT recoverable	5,221	4,366
Inventory	6,897	6,194
Income taxes recoverable	3,817	1,428
Restricted cash	2,001	23,350
Other	1,870	2,238
Total other current assets	$70,466	$73,641

	September 30, 2013	December 31, 2012
Non-current:
Capitalized debt costs	$10,174	$16,887
Deferred tax	813	5,539
Other	4,646	1,845
Total other non-current assets	$15,633	$24,271
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
The restricted cash balance at December 31, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes that was used to settle the aggregate principal and interest payable when the 2013 Convertible Notes matured in March 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Land and buildings	$167,629	$164,395
Machinery, fixtures and equipment	220,763	215,776
Other equipment	44,610	38,091
Software licenses	56,011	49,466
Construction in progress	13,407	14,954
Total cost	502,420	482,682
Less: Accumulated depreciation	(304,968)	(275,976)
Total net book value	$197,452	$206,706

Assets held under capital leases (included in the above)
Land and buildings	$4,726	$6,042
Machinery, fixtures and equipment	3,782	3,792
Total cost	8,508	9,834
Less: Accumulated depreciation	(3,551)	(3,077)
Total net book value	$4,957	$6,757
The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2013 and 2012 is comprised of:

	For the Nine Months Ended September 30,
	2013	2012
Opening balance	$206,706	$217,367
Cash additions	20,913	21,382
Disposals	(354)	(22)
Depreciation	(27,806)	(34,338)
Foreign currency movements	2,621	(2,212)
Other movements	(4,628)	1,015
Ending balance	$197,452	$203,192

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts payable	$46,690	$55,422
Related party accounts payable	588	827
Programming liabilities	76,708	56,560
Related party programming liabilities	60,653	52,863
Duties and other taxes payable	14,335	11,912
Accrued staff costs	21,594	16,506
Accrued interest payable	18,988	28,255
Income taxes payable	1,250	5,089
Accrued services and other supplies	24,228	18,283
Accrued legal contingencies and professional fees	3,392	4,807
Authors’ rights	4,578	3,391
Other accrued liabilities	2,684	1,766
Total accounts payable and accrued liabilities	$275,688	$255,681
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Current:
Deferred revenue	$30,148	$11,862
Deferred tax	847	1,366
Derivative liabilities	—	144
Restructuring provision (Note 14)	2,895	—
Other	1,726	393
Total other current liabilities	$35,616	$13,765

	September 30, 2013	December 31, 2012
Non-current:
Deferred tax	$50,810	$52,068
Related party programming liabilities	95	761
Programming liabilities	5,134	—
Other	130	382
Total other non-current liabilities	$56,169	$53,211

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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Debt (as defined therein) is included in Note 4, "Long-term Debt and Other Financing Arrangements".
The change in fair value of derivatives comprised the following for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Share subscription agreement	$—	$—	$—	$22,836
Company option	—	486	—	24,953
Interest rate swap	—	73	104	430
Currency swap	—	—	—	665
Change in fair value of derivatives	$—	$559	$104	$48,884
Interest Rate Risk
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s. to minimize interest rate risk related to our previously outstanding floating rate debt that was denominated in CZK. The interest rate swap expired on April 15, 2013. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the consolidated statements of operations and comprehensive income and in the consolidated balance sheet in other current liabilities.
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
The fair value of the interest rate swap as at April 15, 2013, the settlement date, was a US$ 35 thousand liability. There has been no impact on earnings from this instrument subsequent to April 15, 2013.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
On June 25, 2013, we issued and sold 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), a newly designated series of our preferred stock, to Time Warner Media Holdings B.V. ("TW Investor"), an affiliate of Time Warner Inc., for an aggregate purchase price of US$ 200.0 million.
The initial stated value of the Series B Preferred Shares of $1,000 per share will accrete at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from the third anniversary of the date of issuance to pay cash to the holder in lieu of any further accretion. From the third anniversary of the date of issuance, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 3.1625 at the date of issuance but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from the third anniversary of the date of issuance, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and nine months ended September 30, 2013, we recognized accretion on the Series B Preferred Shares of US$ 3.8 million and US$ 4.0 million, respectively, with a corresponding decrease in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at September 30, 2013 and December 31, 2012.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2013 and December 31, 2012. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2013 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion three years from issuance and no adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 79.0 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
300,000,000 and 200,000,000 shares of Class A common stock were authorized as at September 30, 2013 and December 31, 2012, respectively, and 15,000,000 shares of Class B common stock were authorized as at September 30, 2013 and December 31, 2012. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
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
There were 134.5 million and 77.2 million shares of Class A common stock outstanding at September 30, 2013 and December 31, 2012, respectively, and no shares of Class B common stock outstanding at September 30, 2013 and December 31, 2012.
As at September 30, 2013, TW Investor owns 45.7% of the outstanding shares of Class A common stock and has a 49.8% voting interest in the Company due to its ownership of the Series A Preferred Share.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our former President and Chief Executive Officer and former member of our Board of Directors.
14.    RESTRUCTURING COSTS
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we have incurred restructuring costs to reorganize our businesses through these geographic segments. The restructuring charges are primarily related to employee termination benefits. We expect to incur total restructuring charges of approximately US$ 20.0 million in 2013. Payments related to restructuring charges are expected to be substantially complete by the end of December 2013. Information relating to restructuring by type of cost is as follows:

	Employee Termination Costs	Other Exit Costs	Total
BALANCE December 31, 2012	$—	$—	$—
Costs incurred	8,724	166	8,890
Non-cash settled (1)	(742)	—	(742)
Cash paid	(5,058)	(181)	(5,239)
Foreign currency movements	(29)	15	(14)
BALANCE September 30, 2013	$2,895	$—	$2,895
(1)    Reflects restructuring charges due to acceleration of stock-based compensation awards. See Note 16, "Stock-based Compensation".
A summary of restructuring charges for the three and nine months ended September 30, 2013 by operating segment is as follows:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$414	$—	$414	$414	$—	$414
Croatia	62	—	62	62	—	62
Czech Republic	353	9	362	813	68	881
Romania	162	2	164	162	2	164
Slovak Republic	—	—	—	204	—	204
Slovenia	203	—	203	615	—	615
Corporate	2,981	6	2,987	6,454	96	6,550
Total restructuring costs	$4,175	$17	$4,192	$8,724	$166	$8,890

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest on Senior Notes	$17,733	$21,223	$68,146	$62,396
Interest on Convertible Notes	3,263	3,444	9,938	11,919
Interest on capital leases and other financing arrangements	140	1,042	445	4,211
	21,136	25,709	78,529	78,526

Amortization of capitalized debt issuance costs	902	4,667	3,192	12,835
Amortization of debt issuance discount and premium, net	1,821	2,116	5,344	4,084
	2,723	6,783	8,536	16,919
Total interest expense	$23,859	$32,492	$87,065	$95,445
We paid interest of US$ 87.2 million on our Senior Notes, Convertible Notes and credit facilities during the nine months ended September 30, 2013, compared to US$ 83.9 million during the nine months ended September 30, 2012.
16.    STOCK-BASED COMPENSATION
7,500,000 shares have been authorized for issuance in respect of equity awards under our Amended and Restated Stock Incentive Plan (the "Plan"). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to non-employee directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.
The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$964	$1,106	$3,144	$3,197
Restructuring costs (Note 14)	742	—	742	—
Total stock-based compensation charge	1,706	1,106	3,886	3,197
Stock Options
A summary of option activity for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,219,625	$31.51	4.06	$—
Exchanged	(1,618,000)	31.54
Forfeited	(78,125)	37.49
Expired	(70,000)	$51.45
Outstanding at September 30, 2013	453,500	$27.30	1.61	$—
Vested or expected to vest	453,500	27.30	1.61	—
Exercisable at September 30, 2013	453,500	$27.30	1.61	$—
At the annual general meeting of CME Ltd. held on June 13, 2012, the shareholders approved an employee option exchange program whereby employees would be given the opportunity to exchange certain outstanding stock options for a lesser number of restricted stock units ("RSUs"). The exchange program was completed on June 25, 2013, at which time 1,618,000 outstanding stock options were exchanged for 545,136 RSUs. The unrecognized compensation expense related to the exchanged options is being recognized ratably over the requisite service period of the replacement RSUs.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2013 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2013. This amount changes based on the fair value of our Class A common stock. As at September 30, 2013, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units
Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of shares of our Class A common stock on the date of grant. For certain awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.
The following table summarizes information about unvested RSUs as at September 30, 2013:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	584,000	$5.61
Granted	670,500	2.60
Granted - option exchange program	545,136	3.27
Vested	(235,500)	5.48
Forfeited	(103,775)	4.67
Unvested at September 30, 2013	1,460,361	$3.72
As at September 30, 2013, the intrinsic value of unvested RSUs was US$ 7.7 million. Total unrecognized compensation expense related to unvested RSUs as at September 30, 2013 was US$ 8.2 million. Unrecognized compensation expense includes US$ 1.9 million related to the accelerated vesting of stock-based compensation awards for certain former executive management which will be recognized in the fourth quarter of 2013. The remaining unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 2.7 years.
17.    EARNINGS PER SHARE
We determined that the Series B Preferred Shares are a participating security, and accordingly, our basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on our Series B Preferred Shares by the weighted-average number of common shares outstanding during the period. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period.
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to CME Ltd.
Net loss	$(23,091)	$(32,049)	$(172,329)	$(41,485)
Less: preferred dividend paid-in-kind	3,785	—	4,032	—
Net loss attributable to CME Ltd. – Basic	$(26,876)	$(32,049)	$(176,361)	$(41,485)

Effect of dilutive securities
Preferred dividend paid-in-kind	(3,785)	—	(4,032)	—
Net loss attributable to CME Ltd. – Diluted	$(23,091)	$(32,049)	$(172,329)	$(41,485)

Weighted average outstanding shares of common stock - basic (1)	145,695	88,134	118,944	73,065
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - diluted	145,695	88,134	118,944	73,065

Net loss per share:
Basic	$(0.16)	$(0.36)	$(1.45)	$(0.57)
Diluted	$(0.16)	$(0.36)	$(1.45)	$(0.57)

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

At September 30, 2013, 1,615,941 (December 31, 2012: 3,087,087) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to net income at September 30, 2013. Our Series B Preferred Shares were not considered for dilution as they are not convertible until the third anniversary of the date of issuance.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

18.    SEGMENT DATA
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, we manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These new operating segments reflect how CME Ltd.’s operations are managed by segment managers; how operating performance within the Company is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; and the structure of our internal financial reporting. We have recast all prior periods presented in this Note 18 to conform to the new segment presentation. The change in composition of our operating segments had no impact on previously reported consolidated net revenues or consolidated net loss for the three and nine months ended September 30, 2012.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets by segment for the three and nine months ended September 30, 2013 and 2012 for condensed consolidated statements of operations and comprehensive income data and as at September 30, 2013 and December 31, 2012 for condensed consolidated balance sheet data:

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Bulgaria	$17,925	$15,128	$58,594	$57,414
Croatia	10,938	9,827	40,827	39,564
Czech Republic	39,363	51,566	121,854	187,377
Romania	45,775	39,847	141,836	134,975
Slovak Republic	13,275	17,633	52,198	61,595
Slovenia	10,212	10,013	43,412	46,440
Intersegment revenues(1)	(1,650)	(3,922)	(5,596)	(8,618)
Total net revenues	$135,838	$140,092	$453,125	$518,747
(1)    Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Bulgaria	$1,601	$498	$3,105	$2,653
Croatia	16	(717)	3,585	6,242
Czech Republic	(3,772)	11,232	(10,291)	65,899
Romania	(3,702)	3,881	5,216	14,509
Slovak Republic	(6,092)	(3,061)	(10,216)	(1,188)
Slovenia	(4,000)	(1,606)	2,072	7,247
Elimination	(171)	(192)	197	(828)
Total operating segments	(16,120)	10,035	(6,332)	94,534
Corporate	(16,324)	(6,527)	(39,728)	(29,854)
Total OIBDA	$(32,444)	$3,508	$(46,060)	$64,680

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reconciliation to consolidated statements of operations and comprehensive income:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Total OIBDA	$(32,444)	$3,508	$(46,060)	$64,680
Depreciation of property, plant and equipment	(8,623)	(11,711)	(27,806)	(34,338)
Amortization of intangible assets	(3,900)	(10,198)	(11,769)	(35,396)
Operating loss	(44,967)	(18,401)	(85,635)	(5,054)
Interest expense, net	(23,748)	(32,279)	(86,643)	(94,847)
(Loss) / gain on extinguishment of debt (Note 4)	—	—	(23,115)	448
Foreign currency exchange gain / (loss), net	43,767	16,755	9,010	(163)
Change in fair value of derivatives	—	559	104	48,884
Other (expense) / income, net	(298)	108	(785)	159
Credit for income taxes	1,973	621	13,740	7,264
Net loss	$(23,273)	$(32,637)	$(173,324)	$(43,309)

Total assets(1):	September 30, 2013	December 31, 2012
Bulgaria	$213,227	$230,563
Croatia	67,125	68,205
Czech Republic	1,019,264	1,040,371
Romania	470,238	465,417
Slovak Republic	161,520	160,866
Slovenia	115,211	119,497
Total operating segments	2,046,585	2,084,919
Corporate	73,115	89,796
Total assets	$2,119,700	$2,174,715
(1)    Segment assets exclude any intercompany balances.

Capital Expenditures:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Bulgaria	$502	$1,254	$1,152	$2,709
Croatia	352	415	1,086	1,052
Czech Republic	1,049	2,227	6,639	5,377
Romania	1,571	2,535	3,749	4,920
Slovak Republic	284	787	1,272	1,540
Slovenia	996	1,690	3,220	3,503
Total operating segments	4,754	8,908	17,118	19,101
Corporate	1,351	1,134	3,795	2,281
Total capital expenditures	$6,105	$10,042	$20,913	$21,382

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets(1):	September 30, 2013	December 31, 2012
Bulgaria	$12,839	$13,796
Croatia	5,813	7,267
Czech Republic	48,991	51,673
Romania	81,387	84,505
Slovak Republic	19,348	21,315
Slovenia	20,842	23,146
Total operating segments	189,220	201,702
Corporate	8,232	5,004
Total long-lived assets	$197,452	$206,706
(1) Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Television advertising	$96,775	$103,024	$339,925	$407,380
Carriage fees and subscriptions	15,216	10,893	41,908	31,791
Other	23,847	26,175	71,292	79,576
Total net revenues	$135,838	$140,092	$453,125	$518,747
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2013, we had total commitments of US$ 258.4 million (December 31, 2012: US$ 356.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2013	$32,057	$9,410	$1,736	$3,175
2014	100,961	24,636	4,769	3,193
2015	67,978	20,334	2,136	—
2016	42,043	15,588	1,742	—
2017	10,798	10,213	1,688	—
2018 and thereafter	4,521	43,756	10,103	—
Total	$258,358	$123,937	$22,174	$6,368
b) Factoring of Trade Receivables
CET 21 has a CZK 880 million (approximately US$ 46.2 million) factoring framework agreement with FCS. Under this facility up to CZK 880 million (approximately US$ 46.2 million) may be factored on a recourse or non-recourse basis. As at September 30, 2013, there were CZK 6.0 million (approximately US$ 0.3 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.9 million at September 30, 2013 rates), of receivables subject to the factoring framework agreement.
c) Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria operations.
On February 14, 2013, CET 21 issued a guarantee to a third party supplier pursuant to which CET 21 will reimburse certain costs incurred by the third party, up to CZK 60 million (approximately US$ 3.1 million), in the event that the contract with that third party is terminated prior to 2018.

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
20.    RELATED PARTY TRANSACTIONS
Overview
There is a limited local market for many specialty broadcasting and production services in the countries in which we operate; many of these services may be provided by parties known to be connected to our local shareholders, members of our management and board of directors or our equity investees. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We continue to review all of these arrangements.
Related Party Groups
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Time Warner, who is represented on our Board of Directors and holds a 49.8% voting interest in CME Ltd. as at September 30, 2013; and Adrian Sarbu, our former President and Chief Executive Officer, former member of our Board of Directors and beneficial owner of approximately 1.8% of our outstanding shares of Class A common stock as at September 30, 2013.
Related Party Transactions
Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Purchases of programming	$11,376	$20,011	$46,818	$44,268
Sales	27	55	87	222

	September 30, 2013	December 31, 2012
Programming liabilities	$60,748	$52,863
Accounts receivable, gross	259	119
Adrian Sarbu

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Purchases of services	$1,265	$734	$3,095	$2,696
Sales	294	333	1,294	934

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Accounts payable	$588	$809
Accounts receivable, gross (1)	1,241	1,770
(1)    Pursuant to the separation agreement entered into by and between CME Media Services Limited, a wholly owned subsidiary of CME Ltd., and Mr. Sarbu, we are able to deduct any amounts due to us from Mr. Sarbu or his affiliates from the monies payable by us to Mr. Sarbu under the separation agreement. We expect to deduct the gross accounts receivable from amounts due to Mr. Sarbu at the settlement date, which is expected to be January 1, 2014.

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
The exchange rates used in this report are as at September 30, 2013, unless otherwise indicated.
Contents

I.	Forward-looking Statements

II.	Overview

III.	Analysis of the Results of Operations and Financial Position

IV.	Liquidity and Capital Resources

V.	Critical Accounting Policies and Estimates
I. Forward-looking Statements
This report contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “trend”, “expect”, “plan”, “estimate”, “forecast”, “should”,“intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: our ability to access external sources of capital in light of our current significant liquidity constraints and our poor financial performance; the impact of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; the extent to which our debt service obligations restrict our business; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II. Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in six countries in Central and Eastern Europe. From January 1, 2013, we manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by our chief operating decision makers and the structure of our internal financial reporting. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows. The change in our reportable segments has been reflected in Item 1, Note 18, "Segment Data", as well as in the tables below, and the corresponding information for comparable periods has been recast to conform to the current period presentation. The change in composition of our operating segments had no impact on previously reported consolidated net revenues or consolidated net loss for the three and nine months ended September 30, 2012.
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
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2013 and September 30, 2012.

Executive Summary

Our financial results for the three and nine months ended September 30, 2013 were negatively impacted by the adverse reaction of advertisers and agencies to our initiative to increase television advertising prices in the Czech Republic, which resulted in their withdrawing or withholding advertising from our channels. The decrease in our television advertising revenues was only partially offset by increases in carriage fees in Bulgaria and Romania.
The decline in OIBDA significantly outpaced the decline in revenues during the three months ended September 30, 2013. This decrease in OIBDA is primarily attributable to an increase in content costs of US$ 15.1 million, including US$ 9.0 million of accelerated amortization of program rights, US$ 4.2 million of restructuring charges, US$ 6.4 million of severance costs, and approximately US$ 5.0 million of operating and other costs, as well as a weaker dollar. The decline in OIBDA in the nine months ended September 30, 2013 was impacted by these increased costs as well as the significant fall in revenues compared to the same period in the prior year.
Due to our targeted investments in programming and channel launches, prime-time audience shares across our networks increased in the third quarter of 2013 compared to the corresponding period of 2012 in all but two of our countries. This included gains of five percentage points in the Czech Republic, four percentage points in the Slovak Republic, four percentage points in Romania and three percentage points in Croatia. These audience shares give us a strong advantage over our competition, and we intend to capitalize on this by concentrating our efforts on improving the monetization of our audiences, especially in the Czech Republic.
We previously expected the consumption of GRPs by advertisers in the Czech Republic during the fall season of this year to return to levels similar to that of 2012. Based on a combination of the current level of commitments, the continued weakness in demand for GRPs from advertisers during October as the fall season rolls out, and on-going feedback from advertisers and agencies on GRP consumption for the remainder of the year, we no longer believe this will be the case. We expect our TV advertising revenues in the Czech Republic for the full year 2013 to be significantly below that of 2012. In addition, TV advertising revenues in the Slovak Republic may also continue to decline during the fall season.
The top operational priority for management is to improve the performance of our operations in the Czech Republic, with a particular focus on restoring the demand for advertising on our television channels there while protecting the pricing gains realized during the year. Based on conversations with advertisers during October, we currently expect a significant improvement in TV advertising revenues in the Czech Republic next year compared to anticipated results for 2013, but we do not expect to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015.
The results for the quarter benefited from an increase in carriage fees and subscription revenues when compared to the third quarter of 2012. This was due to successful carriage fee negotiations in Bulgaria during the first quarter of 2013, as well as contracts in Romania with the largest cable and satellite operators signed toward the middle of 2013. Negotiations of carriage fees with the remaining cable and satellite operators in Romania are taking longer than previously anticipated and consequently those revenues may be lower than previously estimated. Furthermore, negotiations of carriage fees for our main channel in the Czech Republic are taking longer than anticipated and are unlikely to be concluded before the end of this year. As a result, we expect the additional increases in carriage fee revenues will be delayed to early 2014.
We are taking a harder look at the cost structure across the Company and identifying ways to operate with a more effective cost base. This resulted in an expansion of our previously announced restructuring plans. We incurred restructuring charges amounting to US$ 8.9 million year-to-date and expect restructuring charges for the full year to be approximately US$ 20.0 million. This should result in approximately US$ 30.0 million of annual savings compared to 2012 once the restructuring is complete. We also will incur severance costs of approximately US$ 7.1 million in total for the third and fourth quarters of 2013.
Going forward, we plan to focus on building our core television broadcasting assets in each country. As such, we are in the process of reviewing alternatives for some of our non-core businesses, including potential divestitures of some or all of these assets. While some of these businesses have market leading positions and strong financial performance, we believe that the Company is better served by a focus on our core businesses.

Index

Due to the level of negative free cash flow anticipated for 2013, we will need additional capital and we are currently evaluating all options available to us, including debt and equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner Inc. regarding a possible capital transaction, including debt, to address our liquidity position. These discussions are preliminary and there are no assurances regarding the ultimate outcome. If we are unable to secure additional financing, we will be unable to meet our debt service obligations and generally fund our operations sometime within the next twelve months.
Executive Management Changes

•	On August 21, 2013, Adrian Sarbu resigned as President, Chief Executive Officer, and Director of the Company.

•	Michael Del Nin and Christoph Mainusch were appointed as co-Chief Executive Officers of the Company, effective September 16, 2013.

•
On October 29, 2013, David Sach, Chief Financial Officer, left the Company. David Sturgeon, Deputy Chief Financial Officer, has been appointed as the Company's Acting Chief Financial Officer and a search is planned for a permanent replacement.

•	Anthony Chhoy, Executive Vice President and Head of Strategic Planning and Operations, will leave the Company on November 15, 2013.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market in our countries for the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
Country	Real GDP Growth	Real Private Consumption Growth	TV Ad Market Growth
Bulgaria	0.5%	0.1%	(5)%
Croatia	(1.1)%	(1.2)%	(4)%
Czech Republic	(1.6)%	(0.7)%	(11)%
Romania*	1.8%	0.1%	(2)%
Slovak Republic	0.7%	0.4%	(6)%
Slovenia	(2.8)%	(3.2)%	(8)%
Total CME Markets	(0.2)%	(0.5)%	(7)%
*Romanian market excludes Moldova.
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth.
Following a weak start driven by faltering confidence and a slowdown in exports, the economies of the countries in which we operate are estimated to have stabilized in the first nine months of 2013. We expect on-going fiscal consolidation will continue to hold back economic activity. However, an expected improvement in real private consumption during 2014 should be a key driver in stimulating advertising spending.
We estimate that the TV advertising markets in our countries have decreased by 7% on average in the nine months ended September 30, 2013 compared to the previous year. The most significant decrease is in the Czech Republic where the market is estimated to have decreased by 11% due in large part to our pricing initiatives described above. This also had a negative impact on the TV advertising market in the Slovak Republic. The decrease in Slovenia is attributable to recent banking sector problems and political instability.
Segment Performance
Our total Net Revenues and OIBDA by segment is as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$17,925	$15,128	18.5%	12.2%
Croatia	10,938	9,827	11.3%	6.2%
Czech Republic	39,363	51,566	(23.7)%	(25.6)%
Romania	45,775	39,847	14.9%	7.2%
Slovak Republic	13,275	17,633	(24.7)%	(28.6)%
Slovenia	10,212	10,013	2.0%	(3.3)%
Intersegment revenues	(1,650)	(3,922)	Nm (1)	Nm (1)
Total net revenues	$135,838	$140,092	(3.0)%	(7.5)%
(1) Number is not meaningful.

Index

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$58,594	$57,414	2.1%	0.3%
Croatia	40,827	39,564	3.2%	2.1%
Czech Republic	121,854	187,377	(35.0)%	(34.4)%
Romania	141,836	134,975	5.1%	2.7%
Slovak Republic	52,198	61,595	(15.3)%	(16.6)%
Slovenia	43,412	46,440	(6.5)%	(7.8)%
Intersegment revenues	(5,596)	(8,618)	Nm (1)	Nm (1)
Total net revenues	$453,125	$518,747	(12.7)%	(13.4)%
(1) Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$1,601	$498	Nm (1)	Nm (1)
Croatia	16	(717)	Nm (1)	Nm (1)
Czech Republic	(3,772)	11,232	Nm (1)	Nm (1)
Romania	(3,702)	3,881	Nm (1)	Nm (1)
Slovak Republic	(6,092)	(3,061)	(99.0)%	(85.1)%
Slovenia	(4,000)	(1,606)	(149.1)%	(132.2)%
Eliminations	(171)	(192)	Nm (1)	Nm (1)
Total operating segments	(16,120)	10,035	Nm (1)	Nm (1)
Corporate	(16,324)	(6,527)	(150.1)%	(140.5)%
Consolidated OIBDA	$(32,444)	$3,508	Nm (1)	Nm (1)
(1) Number is not meaningful.

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Bulgaria	$3,105	$2,653	17.0%	17.3%
Croatia	3,585	6,242	(42.6)%	(41.6)%
Czech Republic	(10,291)	65,899	Nm (1)	Nm (1)
Romania	5,216	14,509	(64.0)%	(64.6)%
Slovak Republic	(10,216)	(1,188)	Nm (1)	Nm (1)
Slovenia	2,072	7,247	(71.4)%	(71.0)%
Eliminations	197	(828)	Nm (1)	Nm (1)
Total operating segments	(6,332)	94,534	Nm (1)	Nm (1)
Corporate	(39,728)	(29,854)	(33.1)%	(33.1)%
Consolidated OIBDA	$(46,060)	$64,680	Nm (1)	Nm (1)
(1) Number is not meaningful.

Index

Bulgaria
Television advertising spending in Bulgaria declined 5% in the nine months ended September 30, 2013 compared to the prior year. The Bulgaria segment reported net revenues of US$ 17.9 million and US$ 58.6 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 15.1 million and US$ 57.4 million in the same periods in 2012, increases of 18% and 2%, respectively, on an actual basis, or increases of 12% and less than 1% on a constant currency basis. Our Bulgaria operations reported a decline in television advertising revenues in the nine months ended September 30, 2013 primarily due to the impact of our negotiations with a major satellite operator in Bulgaria during the first three months of the year regarding our carriage fee revenues, which resulted in lower coverage and audience shares when transmission of our channels was suspended during these negotiations. Following the successful conclusion of the majority of our negotiations with the cable, satellite and IPTV operators in Bulgaria, our carriage fee revenues doubled during the third quarter of 2013 compared to the corresponding period of the prior year. This more than offset the small decrease on a constant currency basis in television advertising revenue during the third quarter of 2013 compared to 2012.
Costs charged in arriving at OIBDA increased by 12% and 1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis, costs increased by 6% and decreased by less than 1% compared to the same periods in 2012 due primarily to an increase in content costs during the third quarter as we responded to increased competition by investing further in our programming.
Our Bulgaria segment reported OIBDA of US$ 1.6 million and US$ 3.1 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 0.5 million and US$ 2.7 million in the same periods in 2012, an increase of US$ 1.1 million and US$ 0.4 million.
Croatia
Television advertising spending in Croatia declined 4% in the nine months ended September 30, 2013 compared to the prior year. The Croatia segment reported net revenues of US$ 10.9 million and US$ 40.8 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 9.8 million and US$ 39.6 million in the same periods in 2012, increases of 11% and 3% on an actual basis, or 6% and 2% on a constant currency basis. This primarily reflected the increase in our advertising prices coupled with a slight increase in GRPs sold during the third quarter.
Costs charged in arriving at OIBDA increased by 4% and 12% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis costs decreased by 2% and increased by 10% in 2013 compared to the same periods in 2012 primarily as a result of an increased investment in programming, which was partially offset by a decrease in other costs during the third quarter of 2013 compared to 2012.
Our Croatia segment generated OIBDA of less than US$ 0.1 million and US$ 3.6 million for the three and nine months ended September 30, 2013, respectively, compared to an OIBDA loss of US$ 0.7 million and OIBDA of US$ 6.2 million in the same periods in 2012, an increase of US$ 0.7 million and a decrease of US$ 2.6 million.
Czech Republic
Our advertising pricing initiatives in the Czech Republic were met with significant resistance from certain media agencies and clients in the first nine months of the year. Certain advertisers and agencies have not agreed to new pricing terms and have continued to hold back some of their investments in advertising on our channels. As a result of this decrease in GRPs consumed, the television advertising market in the Czech Republic is estimated to have decreased by 11% for the nine months ended September 30, 2013 compared to the prior year. This is a slight improvement from the estimated decrease of 14% in the market during the first half of 2013 reflecting spending from clients that started advertising on our channels again during the third quarter. This resulted in net revenues of US$ 39.4 million and US$ 121.9 million for the three and nine months ended September 30, 2013 compared to US$ 51.6 million and US$ 187.4 million in the same periods in 2012, decreases of 24% and 35% on an actual basis, or 26% and 34% on a constant currency basis. Despite the slight improvement in the market, we expect our TV advertising revenues in the Czech Republic for the full year 2013 to be significantly below that of 2012 based on a combination of the current level of commitments, the continued weakness in demand for GRPs from advertisers during October as the fall season rolls out, and on-going feedback from discussions with advertisers and agencies on GRP consumption for the remainder of the year. Furthermore, negotiations of carriage fees for our main channel in the Czech Republic are taking longer than anticipated and are unlikely to be concluded before the end of this year.
Costs charged in arriving at OIBDA increased for the three and nine months ended September 30, 2013 by 7% and 9%, respectively, compared to the same periods in 2012. On a constant currency basis costs increased 4% and 9% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, reflecting the continuing investment in our audience through investment in locally-produced content and the launch of three new channels since July 2012.
Our Czech Republic segment reported OIBDA losses of US$ 3.8 million and US$ 10.3 million for the three and nine months ended September 30, 2013 compared to OIBDA of US$ 11.2 million and US$ 65.9 million in the same periods in 2012, a decrease of US$ 15.0 million and US$ 76.2 million.
Romania
Television advertising spending in Romania declined 2% in the nine months ended September 30, 2013 compared to the prior year. The Romania segment reported net revenues of US$ 45.8 million and US$ 141.8 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 39.8 million and US$ 135.0 million in the same periods in 2012, increases of 15% and 5% on an actual basis, or 7% and 3% on a constant currency basis. Our television advertising revenues increased during the third quarter of 2013 compared to 2012 as the increases in advertising prices more than offset the decrease in GRPs consumed. Net revenues also benefited from an increase in carriage fees following the successful negotiation of contracts with a majority of cable and satellite operators in Romania. Negotiations of carriage fees with the remaining cable and satellite operators in Romania are taking longer than previously anticipated and consequently those revenues may be lower than previously estimated. As a result, we expect the additional increase in carriage fee revenues will be delayed until early 2014. These increases were partially offset by a decrease in other revenue.
Costs charged in arriving at OIBDA increased by 38% and 13% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis costs increased 28% and 11% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily as a result of an increase in content costs due to US$ 9.0 million of accelerated amortization of program rights which cannot be profitably exploited before the license periods expire.
Our Romania segment generated an OIBDA loss of US$ 3.7 million and positive OIBDA of US$ 5.2 million for the three and nine months ended September 30, 2013, respectively, compared to OIBDA of US$ 3.9 million and US$ 14.5 million in the same periods in 2012, a decrease of US$ 7.6 million and US$ 9.3 million.

Index

Slovak Republic
Television advertising spending in the Slovak Republic declined 6% in the nine months ended September 30, 2013 compared to the prior year. This decline was due in part to the benefit in the prior year of additional advertising spending ahead of the parliamentary elections in the first quarter of 2012. In addition, our advertising pricing initiatives undertaken in the Czech Republic have affected some of our clients' behavior in the Slovak Republic. This had a negative impact on our television advertising revenues, and consequently on television advertising spending in the Slovak Republic during the first nine months of 2013. Our Slovak Republic operations reported net revenues of US$ 13.3 million and US$ 52.2 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 17.6 million and US$ 61.6 million in the same periods in 2012, decreases of 25% and 15% on an actual basis, or 29% and 17% on a constant currency basis. TV advertising revenues in the Slovak Republic may also continue to decline during the fall season.
Costs charged in arriving at OIBDA decreased by 6% and 1% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis costs decreased 12% and 3% in 2013 compared to the same periods in 2012 reflecting a decrease in content costs during the quarter, which more than offset an increase in operating and general and administrative expenses.
Our Slovak Republic segment reported OIBDA losses of US$ 6.1 million and US$ 10.2 million for the three and nine months ended September 30, 2013, respectively, compared to OIBDA losses of US$ 3.1 million and US$ 1.2 million in the same periods in 2012, a decrease of US$ 3.0 million and US$ 9.0 million.
Slovenia
Recent banking-sector problems and the ongoing political instability in Slovenia contributed to a significant increase of the country's sovereign risk. These political and economic challenges contributed to a decline in television advertising spending of 8% in the nine months ended September 30, 2013 compared to the prior year. This is a slight improvement from the decline of 10% in the first half of 2013. Our Slovenia segment reported net revenues of US$ 10.2 million and US$ 43.4 million for the three and nine months ended September 30, 2013, respectively, compared to US$ 10.0 million and US$ 46.4 million in the same periods in 2012, an increase of 2% and decrease of 7% on an actual basis, or decreases of 3% and 8% on a constant currency basis, reflecting a decline in television advertising revenues in line with the decline in television advertising spending.
Costs charged in arriving at OIBDA increased by 22% and 6% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis costs increased 16% and 4% compared to the same period in 2012 due to an increase in transmission costs during the third quarter, which is expected to be sustained in future periods.
Our Slovenia segment generated an OIBDA loss of US$ 4.0 million and positive OIBDA of US$ 2.1 million for the three and nine months ended September 30, 2013, respectively, compared to an OIBDA loss of US$ 1.6 million and positive OIBDA of US$ 7.2 million in the same periods in 2012, a decrease of US$ 2.4 million and US$ 5.1 million, respectively.
Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2013	2012	Movement
Net cash used in operating activities	$(56,466)	$(56,900)	0.8%
Capital expenditures, net	(20,667)	(21,081)	2.0%
Free cash flow(1)	$(77,133)	$(77,981)	1.1%

(1)
Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash.

	September 30, 2013	December 31, 2012	Movement
Cash and cash equivalents	122,880	140,393	(12.5)%
Our negative free cash flow in the nine months ended September 30, 2013 was US$ 77.1 million, compared to US$ 78.0 million in the same period in 2012. Despite the decline of television advertising spending in our regions, particularly in the Czech Republic, this improvement from 2012 is due to an improvement in working capital and lower cash paid for programming as a result of deferring payments on foreign content, both of which may not repeat in future periods. We ended the period with cash of US$ 122.9 million, and expect to end the year with approximately US$ 60.0 million of cash.
We continue to take steps to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral and cancellation of development projects. Due to the level of negative free cash flow anticipated for 2013, we will need additional capital and we are currently evaluating all options available to us, including debt and equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner Inc. regarding a possible capital transaction, including debt, to address our liquidity position. These discussions are preliminary and there are no assurances regarding the ultimate outcome. If we are unable to secure additional financing, we will be unable to meet our debt service obligations and generally fund our operations sometime within the next twelve months.

Index

III. Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Revenue:
Television advertising	$96,775	$103,024	(6.1)%	(10.2)%
Carriage fees and subscriptions	15,216	10,893	39.7%	32.0%
Other revenue	23,847	26,175	(8.9)%	(13.6)%
Net Revenues	135,838	140,092	(3.0)%	(7.5)%
Operating expenses:
Content costs	90,652	75,584	19.9%	14.1%
Other operating costs	34,211	33,340	2.6%	(2.7)%
Depreciation of property, plant and equipment	8,623	11,711	(26.4)%	(29.8)%
Amortization of broadcast licenses and other intangibles	3,900	10,198	(61.8)%	(62.7)%
Cost of revenues	137,386	130,833	5.0%	—%
Selling, general and administrative expenses	39,227	27,660	41.8%	35.1%
Restructuring costs	4,192	—	Nm (1)	Nm (1)
Operating loss	$(44,967)	$(18,401)	(144.4)%	(130.1)%
(1) Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2013	2012	% Act	% Lfl
Revenue:
Television advertising	$339,925	$407,380	(16.6)%	(17.0)%
Carriage fees and subscriptions	41,908	31,791	31.8%	29.3%
Other revenue	71,292	79,576	(10.4)%	(12.0)%
Net Revenues	453,125	518,747	(12.7)%	(13.4)%
Operating expenses:
Content costs	277,016	252,338	9.8%	8.4%
Other operating costs	104,597	101,098	3.5%	1.7%
Depreciation of property, plant and equipment	27,806	34,338	(19.0)%	(20.3)%
Amortization of broadcast licenses and other intangibles	11,769	35,396	(66.8)%	(66.9)%
Cost of revenues	421,188	423,170	(0.5)%	(1.8)%
Selling, general and administrative expenses	108,682	100,631	8.0%	6.8%
Restructuring costs	8,890	—	Nm (1)	Nm (1)
Operating loss	$(85,635)	$(5,054)	Nm (1)	Nm (1)
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets declined by 7% in the nine months ended September 30, 2013, adversely impacting our television advertising revenues, particularly in the Czech Republic. See "Segment Performance" above for additional information on television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased 40% and 32% during the three and nine months ended September 30, 2013, respectively, compared to the prior periods, primarily as a result of successful negotiations in Bulgaria and Romania to increase carriage fees. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues decreased 14% and 12% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily reflecting the termination of certain distribution agreements of Bontonfilm.

Index

Cost of revenues: Our total cost of revenues increased by US$ 6.6 million and decreased by US$ 2.0 million, or 5% and negative 0.5%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis, our total cost of revenues was flat for the three months ended September 30, 2013 and decreased 2%, respectively, compared to the same periods in 2012. These changes reflect a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012 offset by increased content costs due to the acceleration of certain programming amortization, as well as our focus on premium quality content to maintain our leading audience shares. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows.
Content costs: Content costs (including production costs and amortization of programming rights) increased by US$ 15.1 million and US$ 24.7 million, or 20% and 10%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. On a constant currency basis, the increases of 14% and 8% primarily reflect accelerated programming amortization of US$ 9.0 million in our Romania operating segment, relating to expiring foreign programming content, as well as increased costs related to new channel launches.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as, selling, general and administrative expenses) increased by US$ 0.9 million, or 3%, and US$ 3.5 million, or 4%, during the three and nine months ended September 30, 2013 compared to the same periods in 2012. On a constant currency basis costs decreased by 3% and increased by 2%, primarily due to the cost of operating more channels in 2013 than in 2012.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three and nine months ended September 30, 2013 decreased by US$ 3.1 million and US$ 6.5 million, or 26% and 19% compared to the same periods in 2012. On a constant currency basis, depreciation decreased by 30% and 20%, reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 6.3 million and US$ 23.6 million during the three and nine months ended September 30, 2013, or 62% and 67%, compared to the same periods in 2012. On a constant currency basis, the decrease was 63% and 67% reflecting a decrease in amortization of broadcast licenses following the impairments recorded in the fourth quarter of 2012.
Selling, general and administrative expenses: Selling, general and administrative expenses increased by US$ 11.6 million and US$ 8.1 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to accruals for severance charges that are not part of our organizational restructuring, including with respect to a former member of our executive management team, as well as to increased allowance for bad debts, most notably in Bulgaria and Romania. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss / income or cash flows.
Included in selling, general and administrative expenses are central costs increases of US$ 6.8 million and US$ 3.3 million, or 104% and 11% during the three and nine months ended September 30, 2013 compared to the same periods in 2012, due to accrued severance for a former member of our executive management team amounting to US$ 6.4 million. The increase was partially offset by a reduction in staff-related expenses following redeployment of central headcount into operational positions and lower compensation expenses and as a result of our restructuring efforts.
Central costs for the three and nine months ended September 30, 2013 also include a charge of US$ 1.0 million and US$ 3.1 million, respectively, in respect of non-cash stock-based compensation, a decrease of US$ 0.1 million in both the three and nine months compared to 2012 (see Item 1, Note 16, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 4.2 million and US$ 8.9 million during the three and nine months ended September 30, 2013 as we reorganized our business to streamline central resources and reflect how our operations are managed by segment managers, how operating performance within the Company is evaluated by our chief operating decision makers, and the structure of our internal financial reporting. We expect to incur total restructuring costs of approximately US$ 20.0 million in 2013, which are expected to generate annual cost savings of approximately US$ 30.0 million compared to 2012 once completed. We expect to complete our restructuring efforts by the end of 2013.
Operating loss: Operating loss for the three and nine months ended September 30, 2013 was US$ 45.0 million and US$ 85.6 million, respectively, compared to operating losses of US$ 18.4 million and US$ 5.1 million during the same periods in 2012, as the decrease in revenues outpaced the decrease in costs.
Our operating margin was negative 33.1% and negative 18.9% during the three and nine months ended September 30, 2013, compared to negative 13.1% and negative 1.0% during the same periods in 2012.

	For the Three Months Ended September 30, (US$ 000's)
	2013	2012	% Act
Interest income	$111	$213	(47.9)%
Interest expense	(23,859)	(32,492)	26.6%
Foreign currency exchange gain, net	43,767	16,755	Nm (1)
Change in fair value of derivatives	—	559	Nm (1)
Other (expense) / income, net	(298)	108	Nm (1)
Credit for income taxes	1,973	621	Nm (1)
Net loss attributable to noncontrolling interests	182	588	(69.0)%
Currency translation adjustment, net	70	41,246	(99.8)%
(1) Number is not meaningful.

Index

	For the Nine Months Ended September 30, (US$ 000's)
	2013	2012	% Act
Interest income	$422	$598	(29.4)%
Interest expense	(87,065)	(95,445)	(8.8)%
(Loss) / gain on extinguishment of debt	(23,115)	448	Nm (1)
Foreign currency exchange gain / (loss), net	9,010	(163)	Nm (1)
Change in fair value of derivatives	104	48,884	(99.8)%
Other (expense) / income, net	(785)	159	Nm (1)
Credit for income taxes	13,740	7,264	89.2%
Net loss attributable to noncontrolling interests	995	1,824	(45.4)%
Currency translation adjustment, net	(8,874)	9,784	Nm (1)
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.4 million during the three and nine months ended September 30, 2013, respectively, compared to US$ 0.2 million and US$ 0.6 million in the three and nine months ended September 30, 2012.
Interest expense: Interest expense during the three and nine months ended September 30, 2013 was US$ 23.9 million and US$ 87.1 million, respectively, compared to US$ 32.5 million and US$ 95.4 million in the three and nine months ended September 30, 2012. The decrease in interest expense is due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013. See Note 4, "Long-term Debt and Other Financing Arrangements".
(Loss) / gain on extinguishment of debt: During the nine months ended September 30, 2013, we recognized a loss of US$ 23.1 million on the extinguishment of debt related to the repurchase of a portion of our 2016 Fixed Rate Notes. During the nine months ended September 30, 2012, we recognized a net gain on extinguishment of debt of US$ 0.4 million related to the repurchase of a portion of both our 2013 Convertible Notes and Senior Floating Rate Notes due 2014.
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
During the nine months ended September 30, 2013, we recognized a net gain of US$ 9.0 million, comprised of transaction gains of US$ 23.4 million relating to the revaluation of intercompany loans due to the overall weakening of the dollar, particularly between July 1, 2013 and September 30, 2013; a transaction loss of approximately US$ 13.6 million on the Senior Notes due to the weakening of the dollar against the Euro between January 1, 2013 and September 30, 2013, and transaction losses of US$ 0.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Change in fair value of derivatives: During the nine months ended September 30, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap. The interest rate swap terminated on April 15, 2013 so there will be no further impact on earnings from this instrument.
During the nine months ended September 30, 2012, we recognized a gain of US$ 25.0 million related to an option to purchase shares of our Class A common stock granted by the Company to TW Investor and a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor. Further, we recognized a gain of US$ 0.4 million as a result of the change in the fair value of the interest rate swap. We also recognized a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006.
Other (expense) / income, net: We recognized other expense of US$ 0.3 million and US$ 0.8 million in the three and nine months ended September 30, 2013, respectively, compared to other income of US$ 0.1 million and US$ 0.2 million in the three and nine months ended September 30, 2012, respectively.
Credit for income taxes: The credit for income taxes during the three and nine months ended September 30, 2013 of US$ 2.0 million and US$ 13.7 million, respectively, reflect the value of tax losses that we expect to utilize next year in the Czech Republic. It also reflects the setting up of valuation allowances where appropriate.
The credit for income taxes during the three and nine months ended September 30, 2012 of US$ 0.6 million and US$ 7.3 million, respectively, also reflected the value of tax losses that we expected to utilize in future periods.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 23.0% in Slovakia.
Net loss attributable to noncontrolling interests: During the three and nine months ended September 30, 2013, the loss was US$ 0.2 million and US$ 1.0 million in respect of the noncontrolling interest in consolidated subsidiaries as compared to US$ 0.6 million and US$ 1.8 million for the same periods 2012, respectively. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
The dollar weakened overall against the functional currencies of our operations the nine months ended September 30, 2013. Therefore, in the nine months ended September 30, 2013, we recognized other comprehensive loss of US$ 8.9 million on the revaluation of our net investments in subsidiaries compared to other comprehensive income of US$ 9.8 million in the nine months ended September 30, 2012.

Index

The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and September 30, 2013 and 2012, respectively:

	For the Nine Months Ended September 30,
	2013	2012
Bulgarian Lev	(2)%	—%
Croatian Kuna	(1)%	(1)%
Czech Koruna	—%	(3)%
Euro	(2)%	—%
New Romanian Lei	(2)%	5%
The dollar weakened overall against the functional currencies of our operations between January 1 and September 30, 2013, and was, on average, not as strong as compared to the same period in 2012. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the nine months ended September 30, 2013 and 2012.

Change in Average Rates
Bulgarian Lev	(2)%
Croatian Kuna	(2)%
Czech Koruna	—%
Euro	(2)%
New Romanian Lei	(3)%
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
The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the nine months ended September 30, 2013 and 2012.
Percent Change During the Nine Months Ended September 30, 2013

Index

Percent Change During the Nine Months Ended September 30, 2012
Consolidated balance sheet as at September 30, 2013 and December 31, 2012:

	Summarized Consolidated Balance Sheet (US$ 000’s)
	September 30, 2013	December 31, 2012	Movement
Current assets	$457,045	$518,551	(11.9)%
Non-current assets	1,662,655	1,656,164	0.4%
Current liabilities	313,338	291,364	7.5%
Non-current liabilities	1,002,199	1,252,084	(20.0)%
Temporary equity	204,032	—	Nm (1)
CME Ltd. shareholders’ equity	596,212	626,061	(4.8)%
Noncontrolling interests in consolidated subsidiaries	$3,919	$5,206	(24.7)%

(1)	Number is not meaningful.
Current assets: Current assets at September 30, 2013 decreased by US$ 61.5 million compared to December 31, 2012, primarily as a result of decreased accounts receivable due to the impact of the decline in the television advertising spending and lower sales volume during the nine months ended September 30, 2013 and increased allowance for bad debts and credit notes. There was also a decrease in restricted cash following the repayment of the 2013 Convertible Notes at maturity.
Non-current assets: Non-current assets at September 30, 2013 increased by US$ 6.5 million compared to December 31, 2012, primarily due to an increase in programming rights as the content acquired under long-term output deals becomes available for its first broadcast.
Current liabilities: Current liabilities at September 30, 2013 increased by US$ 22.0 million compared to December 31, 2012, primarily due to increased programming liabilities, higher deferred revenue and accruals for restructuring and severance charges. These increases were partially offset by the repayment and extinguishment of our 2013 Convertible Notes at maturity on March 15, 2013 and lower accrued interest due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013.
Non-current liabilities: Non-current liabilities at September 30, 2013 decreased by US$ 249.9 million compared to December 31, 2012, primarily as a result of the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013.
Temporary equity: Temporary equity at September 30, 2013 was US$ 204.0 million, and represents the accreted value of the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 29.8 million compared to December 31, 2012. This reflects the net loss of US$ 172.3 million during the nine months ended September 30, 2013. The decrease was furthered by a decrease in accumulated other comprehensive income of US$ 8.8 million due to the overall impact of the weakening of the dollar on our foreign currency denominated assets and by accretion of the preferred dividend paid-in-kind on our Series B Preferred Shares of US$ 4.0 million. We recognized stock-based compensation charges of US$ 3.9 million during 2013. These decreases were substantially offset by the public equity offering during the second quarter of US$ 151.7 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2013 decreased US$ 1.3 million compared to December 31, 2012, primarily due to the net loss attributable to noncontrolling interests and dividends paid.

Index

IV. Liquidity and Capital Resources
IV (a) Summary of Cash Flows
Cash and cash equivalents decreased by US$ 17.5 million during the nine months ended September 30, 2013. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2013	2012
Net cash used in operating activities	$(56,466)	$(56,900)
Net cash used in investing activities	(20,667)	(21,081)
Net cash provided by financing activities	60,115	14,633
Impact of exchange rate fluctuations on cash	(495)	2,620
Net decrease in cash and cash equivalents	$(17,513)	$(60,728)
Operating Activities
Cash used in operations during the nine months ended September 30, 2013 was US$ 56.5 million, compared to US$ 56.9 million during the nine months ended September 30, 2012. The decline of television advertising spending in the current period in our regions, particularly in the Czech Republic, which was driven by a decrease in the consumption of GRPs following the introduction of our pricing initiatives, was substantially offset by lower cash paid for programming as a result of deferring payments on foreign content and improvements in working capital, both of which may not repeat in future periods. We paid interest of US$ 87.2 million on our Senior Notes, Convertible Notes and credit facilities during the nine months ended September 30, 2013 compared to US$ 83.9 million during the nine months ended September 30, 2012.
Investing Activities
Our investing cash flows of US$ 20.7 million and US$ 21.1 million for the nine months ended September 30, 2013 and 2012, respectively, related to capital expenditures.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2013 was US$ 60.1 million compared to US$ 14.6 million during the nine months ended September 30, 2012. The amount of net cash provided by financing activities in the nine months ended September 30, 2013 reflected the proceeds from the public and private equity offerings offset by the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013. The amount of net cash provided by financing activities in the nine months ended September 30, 2012 reflected proceeds from the issuance of Senior Notes and proceeds from credit facilities, and to a lesser extent, the issuance of shares. These increases were substantially offset by payments made for purchases of our 2013 Convertible Notes and Senior Floating Rate Notes due 2014.
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

Index

IV (c) Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2013 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$958,750	$831	$630,427	$324,132	$3,360
Long-term debt – interest	292,465	85,080	163,629	43,756	—
Unconditional purchase obligations	264,726	120,850	120,565	23,136	175
Operating leases	22,174	5,550	4,348	3,375	8,901
Capital lease obligations	4,042	1,027	1,567	834	614
Other long-term obligations	123,937	28,800	38,575	20,365	36,197
Total contractual obligations	$1,666,094	$242,138	$959,111	$415,598	$49,247
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at September 30, 2013.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2013, we had commitments in respect of future programming of US$ 258.4 million. This includes contracts signed with license periods starting after September 30, 2013.
Other Long-Term Obligations
Other long-term obligations include US$ 123.9 million of digital transmission commitments.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 19, "Commitments and Contingencies".
Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria. Upon consummation of the equity transfer, we will own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation. The closing of this transaction has not yet occurred because the purchaser financing is still pending.
On February 14, 2013, CET 21 issued a guarantee to a third party supplier pursuant to which CET 21 will reimburse certain costs incurred by the third party, up to CZK 60.0 million (approximately US$ 3.1 million), in the event that the contract with that third party is terminated prior to 2018.

Index

IV (d) Cash Outlook
Prior to 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined. Cash flows used in operating activities were US$ 56.5 million for the nine months ended September 30, 2013 because of lower cash receipts, particularly in the Czech Republic. This reduction in cash receipts was partly offset by a decrease in cash paid for programming as a result of deferring payments on foreign content and improvements in working capital, both of which may not repeat in future periods. As at September 30, 2013, we had US$ 122.9 million of cash and cash equivalents and expect to end the year with approximately US$ 60.0 million of cash and cash equivalents.
During the second quarter of 2013, we raised net proceeds of approximately US$ 352.0 million (see Item 1, Note 12, "Convertible Redeemable Preferred Shares" and Item 1, Note 13, "Equity") from public and private equity offerings and repurchased EUR 205.6 million (approximately US$ 270.0 million at the transaction date) aggregate principal amount of our 2016 Fixed Rate Notes in private transactions for cash consideration of EUR 228.4 million (approximately US$ 300.0 million at the transaction date) including accrued interest of EUR 6.8 million (approximately US$ 9.0 million at the transaction date). These actions will reduce our annual interest payments by approximately US$ 31.0 million in 2014 and subsequent years. The nearest principal repayment obligation on our long-term debt is November 2015.
We are taking steps to improve our cash generation through our pricing initiatives and negotiation of higher carriage fees with cable and satellite operators. We continue to take steps to conserve cash including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts; the deferral of programming commitments and capital expenditures; and the deferral and cancellation of development projects. Due to the level of negative free cash flow anticipated for 2013, we will need additional capital and we are currently evaluating all options to improve our liquidity, including new debt and equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussion with Time Warner Inc. regarding a possible capital transaction, including debt, to address our liquidity position. These discussions are preliminary and there are no assurances regarding the ultimate outcome.
There can be no assurances that our overall financial performance will improve or that the steps outlined above will be successful. We believe that we are taking appropriate actions to monitor and address the risks affecting our business, but are dependent on factors outside of our direct control. If we are unable to secure additional financing or renegotiate supplier credit terms, we will be unable to meet our debt service obligations and generally fund our operations sometime within the next twelve months.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 with a stable outlook by Moody's and B- with a stable outlook by Standard & Poor's. Standard & Poor's indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 110.0 million of cash. We will not meet this liquidity parameter in the next twelve months if we are unable to secure additional financing or if our operating and financial performance does not improve, in which case it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued financial performance, operating performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2016 Fixed Rate Notes and 2017 Fixed Rate Notes but there are no indenture constraints on our ability to refinance existing debt.
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
During the last annual impairment review completed in the fourth quarter of 2012, we determined that the fair value of each broadcast reporting unit (under our former segment reporting) where goodwill was not impaired as of December 31, 2012 was substantially in excess of its carrying value. Despite the continuing uncertainty in the markets in which we operate, as well as the significant resistance to pricing increases in the Czech Republic, we determined that no event occurred which more likely than not reduced the fair value of our reporting units below their carrying value during the nine months ended September 30, 2013.
During the fourth quarter of 2013, certain advertising agencies in the Czech Republic have indicated that their expected total spending with us for 2014 will be less than we had forecast in our most recent impairment test performed in the fourth quarter of 2012. If we continue to receive further indications of reduced spending from additional customers, it may require us to make significant downward revisions to our cash flow forecasts used for purposes of the annual goodwill impairment test which may require us to perform the second step of the goodwill impairment test. If we are ultimately unsuccessful in increasing expected total spending across our customer portfolio in the Czech Republic, it is likely that an impairment charge, which may be material, would be required for certain of our reporting units following our annual goodwill impairment test performed in the fourth quarter. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets".
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
The table below sets forth our market risk sensitive instruments as at September 30, 2013:

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
Interest Rate Risk Management
The interest rate swap agreement expired on April 15, 2013 (see Item 1, Note 11, "Financial Instruments and Fair Value Measurements").

Index

Item 4.  Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the co-Principal Executive Officers and the Principal Financial Officer to allow timely decisions regarding required disclosure.
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks relating to our financial position
We continue to face significant liquidity constraints and will require additional external sources of capital to fund our operations and for our debt service obligations, which may not be available or may not be available on acceptable terms.
As at September 30, 2013, we had US$ 122.9 million of cash and cash equivalents; cash used in operating activities was US$ 56.5 million for the nine months ended September 30, 2013. We expect to have approximately US$ 60.0 million of cash and cash equivalents at the end of 2013. Our attempts to increase television advertising prices have been met with significant resistance from certain advertisers and agencies in the Czech Republic. This resulted in a significant decline in revenues for the nine months and we expect advertising revenues for the full year to be substantially below those of 2012. We expect the impact of the challenging environment in the Czech Republic to continue as we endeavor to attract back advertising clients while protecting the pricing gains realized during the year. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. Our financial situation in 2013 is also impacted by a potential further decline in advertising revenues in the Slovak Republic in the fourth quarter due to the reaction to our pricing initiatives in the Czech Republic from clients who advertise in the Slovak Republic. In addition, while we have successfully concluded carriage fee negotiations in Romania and Bulgaria in 2013, negotiations in Romania with the remaining cable and satellite operators are taking longer than anticipated and consequently those revenues may be lower than previously estimated. Furthermore, carriage fee negotiations in the Czech Republic are also taking longer than anticipated and are unlikely to be concluded before the end of this year. As a result we expect additional increases in carriage fee revenues will be delayed until early 2014. Due to these circumstances, there will be continued pressure on our liquidity this year and into 2014. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources in the future to fund our debt service and other obligations as they become due. We continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral or cancellation of development projects. We are evaluating all options to improve our liquidity, including debt and equity financings, asset sales and the renegotiation of payment obligations with a number of major suppliers. In this respect, we are in discussions with Time Warner regarding a possible capital transaction, including debt, to address our liquidity position. These discussions are preliminary and there are no assurances regarding the ultimate outcome. There can be no assurances that our overall financial performance will improve or that there will not be other unanticipated developments that have a negative impact on our liquidity. In addition, the sale of material assets are subject to prior consent by Time Warner pursuant to the Certificate of Designations for the Series B Preferred Shares. If our actions to improve our liquidity are not successful, we will be unable to meet our debt service obligations and generally fund our operations sometime within the next twelve months.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels' technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets over the past few years has had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We have attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was considerable resistance to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues compared to 2012 and was the main cause of a decline in our revenues and in the television advertising market in that country. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. Advertising spending may also be affected by the expansion of distribution platforms and changing preferences in how and when people view content and the accompanying advertising. Our ability to maintain audience ratings and to generate GRPs, also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending,resistance to our price increases and the discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

Index

The global economic slowdown, credit crisis and concerns regarding the Eurozone have adversely affected our financial position and results of operations. We cannot predict if or when economic conditions in the countries in which we operate will recover or how long any recovery may last. A failure to achieve prompt and lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising industries in our markets, leading our customers to continue to spend less on advertising then at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While GDP and private consumption returned to growth in 2011 in most of our operating countries, they weakened again during 2012 due to continuing concerns regarding Europe's sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. As a result, the economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking-sector problems and ongoing political instability contributed to a significant increase of the country's sovereign risk. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors' funds and the long-term stability of the Euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams as well as enhancing revenues generated from broadcast advertising, which is how we generate the substantial majority of our revenues. Our main efforts with respect to this strategy are on increasing subscriber fees from cable and direct-to-home ("DTH") operators for carriage of our channels as well as maintaining the price increases in our advertising sales policies introduced in 2013 that are designed to boost revenues and to support increases in advertising prices across our markets. Some cable and DTH operators temporarily suspended the broadcast of our channels during the implementation of our carriage fees strategy, which affects the reach and audience shares of those operations and as a result, advertising revenues. Our attempts to increase television advertising prices have been met with significant resistance from certain advertisers and agencies in the Czech Republic. These events have had a significant negative impact on our financial position in 2013. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. There is a risk that clients may continue to withdraw advertising from our channels or reduce spending, or that operators may refuse to carry our channels while fee negotiations are ongoing. If we are ineffective in achieving carriage fee increases our profitability will continue to be dependent primarily on advertising revenues from our broadcast operations, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may have an adverse impact on our results of operations and cash flows.
Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the Senior Notes and 2015 Convertible Notes. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the Senior Notes and 2015 Convertible Notes in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Following a downgrade in September 2013 our corporate credit is currently rated as Caa1 with a stable outlook and the 2017 Fixed Rate Notes are rated B1 by Moody's Investors Services. Standard & Poor's rates our corporate credit B- with a stable outlook, the 2016 Fixed Rate Notes CCC+ and the 2017 Fixed Rate Notes B-. These ratings reflect each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. We are unlikely to be able to operate with sufficient liquidity in the next twelve months to maintain our current ratings if we do not secure additional financing or if we are not able to improve our financial performance. In the event our debt or corporate credit ratings are further lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, indefinite‑lived intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite‑lived intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite‑lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows and increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. During the fourth quarter of 2013, certain advertising agencies in the Czech Republic have indicated that their expected total spending with us for 2014 will be less than we had forecast in our most recent impairment test performed in the fourth quarter of 2012. If we continue to receive further indications of reduced spending from additional customers, it may require us to make significant downward revisions to our cash flow forecasts used for purposes of the annual goodwill impairment test which may require us to perform the second step of the goodwill impairment test. If we are ultimately unsuccessful in increasing expected total spending across our customer portfolio in the Czech Republic, it is likely that an impairment charge, which may be material, would be required for certain of our reporting units following our annual goodwill impairment test performed in the fourth quarter. The balance of goodwill in each reporting unit is presented in Item 1, Note 3, "Goodwill and Intangible Assets".

Index

Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments, as reflected by the change in our reporting segments starting January 1, 2013 (see Part I, Item 1, Note 18, "Segment Data"). In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we have expanded the scope of our previously announced restructuring plans to operate with a more effective cost base and now expect to incur charges in 2013 of approximately US$ 20.0 million. We will also incur total severance costs of approximately US$ 7.1 million during the third and fourth quarters of 2013. Additional similar events could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
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
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. In the second quarter of 2013 we successfully completed private transactions to repurchase approximately EUR 205.6 million (approximately US$ 270.0 million at the date of repurchase) aggregate principal amount of the 2016 Fixed Rate Notes. Nonetheless, we still have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015.
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
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels at the same time as our revenues from advertising has declined. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming, as has been the case in our Romanian operations in the third quarter of 2013. Any increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video streaming sites, increasing the risk of online transmission of our content without consent. The proliferation of such sites broadcasting content pirated from us could result in a reduction of revenues that we receive from the legitimate sale and distribution of our content, including revenues generated by Voyo, our subscription video-on-demand service and other revenue streams. Protection of our intellectual property is dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.
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
Countries in which we have operations are migrating from analog terrestrial broadcasting to DTT broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. The migration to digital broadcasting in Bulgaria was completed in September 2013 and in Romania, which is in the initial stages of migration, completion is expected by 2015. Our Bulgarian channels, with the exception of cable channels BTV CINEMA and BTV LADY, have received digital licenses, the earliest of which expires in 2024. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether our Romanian operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required once the digital switchover in Romania is completed. Our operations may be required to make substantial investment and commit substantial other resources to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.
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
TW Investor holds 61,407,775 unregistered shares of Class A common stock, one share of Series A convertible preferred stock, and 200,000 shares of Series B convertible redeemable preferred stock. The share of Series A convertible preferred stock is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The shares of Series B convertible redeemable preferred stock are convertible into shares of Class A common stock after three years at the option of Time Warner at a current conversion price of $3.1625. The initial stated value of $1,000 per share of the Series B shares accretes at a rate of 7.5% per annum, compounded quarterly, for first three years and 3.75% per annum, compounded quarterly, for the fourth and fifth years. Assuming conversion three years from issuance and no adjustments to the conversion price under the Certificate of Designations for the Series B convertible redeemable preferred stock, TW Investor would be issued 79.0 million shares of Class A common stock upon conversion. TW Investor has registration rights with respect to all its shares of Class A common stock. The 2015 Convertible Notes are convertible into shares of our Class A common stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, there are additional unregistered or restricted shares of our Class A common stock outstanding, as well as securities convertible into shares of Class A common stock, that may enter the market. We cannot predict what effect, if any, the entry into trading of previously issued unregistered or restricted shares of Class A common stock will have on the market price of our shares. We may also issue additional equity in the future. If more shares of common stock are issued, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of our controlling shareholders may conflict with the interests of other shareholders.
TW Investor holds a 49.8% economic interest in us and, following the termination of the voting agreement in June 2013, is able to exercise the full voting power of such 49.8% interest. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of CME common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as controlling shareholder could be in conflict with the interests of minority shareholders.
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
10.01*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2013).

10.02+	Letter Agreement between Michael Del Nin and the Company, dated September 15, 2013.

10.03+	Letter Agreement between Christoph Mainusch and the Company, dated September 15, 2013.

10.04*+
Separation Agreement between CME Media Services Limited and David Sach dated October 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2013).

10.05*+
Separation Agreement between CME Media Services Limited and Anthony Chhoy dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2013).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Previously filed exhibits.
+ Exhibit is a management contract or compensatory plan.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 30, 2013	/s/ David Sturgeon David Sturgeon Acting Chief Financial Officer Principal Financial and Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2013).

10.02+	Letter Agreement between Michael Del Nin and the Company, dated September 15, 2013.

10.03+	Letter Agreement between Christoph Mainusch and the Company, dated September 15, 2013.

10.04*+
Separation Agreement between CME Media Services Limited and David Sach dated October 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2013).

10.05*+
Separation Agreement between CME Media Services Limited and Anthony Chhoy dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 17, 2013).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Previously filed exhibits.
+ Exhibit is a management contract or compensatory plan.