Form 10-K
period 2013-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2014-02-28
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing price of US$ 3.31 of the registrant's Class A Common Stock, as reported by the Nasdaq Global Select Market on June 28, 2013) was US$ 215.9 million.

Number of shares of Class A Common Stock outstanding as of February 21, 2014: 135,112,367

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
None

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2013

Index

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the closing of the Rights Offering (as defined below) and series of related transactions with Time Warner; our ability to access other external sources of capital if such financing transactions are not closed in light of our current significant liquidity constraints and our poor financial performance; the impact of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; our success in improving advertising revenues in the Czech Republic; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; the extent to which our debt service obligations restrict our business; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Defined Terms
Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2013 used in this report are BGN/US$ 1.42; CZK/US$ 19.89; RON/US$ 3.26; and EUR/US$ 0.73.
As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.5% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Series A Preferred Share” refers to the one share of our Series A Convertible Preferred Stock, par value US$ 0.08 per share, held by Time Warner Media Holdings B.V. (“TW Investor”). The term "Series B Preferred Shares" refers to the 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share, issued June 25, 2013 and held by TW Investor.
Financing Transactions
On February 28, 2014, we announced our intention to conduct a rights offering (the “Rights Offering”) and a series of related financing transactions with TW Investor and Time Warner Inc. (“Time Warner” which, unless the context indicates otherwise, includes TW Investor and its affiliates other than the Company). The Rights Offering and related financing transactions are being undertaken pursuant to a framework agreement (the “Framework Agreement”) dated February 28, 2014 among the Company, TW Investor and Time Warner.
As disclosed in the Registration Statement on Form S-3 filed by the Company on February 28, 2014 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), the Company intends to distribute non-transferable rights (“Rights”) at no charge to the holders of record (as of a record date to be determined) of the Company’s outstanding (a) shares of Class A Common Stock, (b) Series A Preferred Share (allocated on an as-converted basis) and (c) Series B Preferred Shares (allocated on an as-converted basis as of December 25, 2013).
We intend for each Right to entitle the holder to purchase, subject to the satisfaction of the minimum subscription amount (as defined below), at the subscription price of one hundred dollars (US$ 100.00) (the “Subscription Price”), one (1) unit (each, a “Unit”), consisting of (a) a 15.0% Senior Secured Note due 2017 (each, a “2017 PIK Note”) in the original principal amount of US$ 100.00 and (b) 21.167376 unit warrants (each, a “Unit Warrant”), with each Unit Warrant entitling the holder to purchase one share of the Company’s Class A Common Stock. Shareholders may only purchase whole Units in denominations of US$ 100.00 per Unit (the “minimum subscription amount”). As a result, if shareholders hold fewer than 62.5 shares of the Company’s Class A Common Stock on the record date, then such shareholders would not be able to satisfy the minimum subscription amount and would not be able to participate in the Rights Offering. Time Warner has agreed to enter into a standby purchase agreement (the “Purchase Agreement”) with the Company at the time of the commencement of the Rights Offering. Under the Purchase Agreement, Time Warner will commit, subject to the satisfaction or waiver of certain conditions, to exercise in full its subscription privilege in the Rights Offering and to purchase, 576,968 Units (the “TW Private Placement Units”) at the Subscription Price in a private offering to be closed contemporaneously with the Rights Offering (the “TW Unit Private Placement”).

Index

In total, the Company intends to offer 3,968,371 Units in the Rights Offering and TW Unit Private Placement, consisting of approximately US$ 396.8 million aggregate original principal amount of 2017 PIK Notes and Unit Warrants to purchase a total of 84,000,000 shares of Class A Common Stock. The Rights allocated to Time Warner in the Rights Offering and the TW Private Placement Units represent approximately 70% of all Units that will be issued by the Company, which Time Warner is obligated to purchase under the Purchase Agreement. The number of Units and the number of Unit Warrants per Unit is subject to adjustment in the event of changes to the number of outstanding shares of our Class A Common Stock or to the applicable exchange rate.
Under the Purchase Agreement, Time Warner will also commit to purchase at the Subscription Price in a separate private offering to be closed contemporaneously with the Rights Offering (the “Backstop Private Placement”) any Units that are not purchased through the exercise of Rights in the Rights Offering. The exact amount of Units to be purchased by Time Warner in the Backstop Private Placement (the “Backstop Units”) will vary depending upon the number of Units purchased through the exercise of Rights in the Rights Offering by the participating shareholders (other than Time Warner). If no shareholder (other than Time Warner) purchases any Units in the Rights Offering, Time Warner would purchase all of the Units offered by the Company in the Rights Offering as well as the TW Private Placement Units, following which its economic ownership interest in the Company’s Class A Common Stock would be approximately 78.5% on a fully diluted basis.
Also on February 28, 2014, the Company entered into a term loan credit agreement (the “Time Warner Term Loan Agreement”) with Time Warner. The Time Warner Term Loan Agreement provides that Time Warner will make, subject to the conditions therein, a term loan (the “Time Warner Term Loan”) to the Company as follows: (x) in the event of the closing of the Rights Offering, Backstop Private Placement and TW Unit Private Placement prior to May 29, 2014 (the “Bridge Date”), concurrently with that closing, Time Warner will make a term loan to the Company in the aggregate principal amount of US$ 30.0 million that matures on December 1, 2017, or (y) if the Rights Offering, Backstop Private Placement and TW Unit Private Placement are not closed prior to the Bridge Date, on the Bridge Date, Time Warner will make a term loan to the Company in the aggregate principal amount equal to the sum of (i) the U.S. dollar equivalent of the aggregate principal amount of the our 2016 Fixed Rate Notes outstanding, plus the early redemption premium thereon payable to the holders thereof upon discharge of the 2016 Fixed Rate Notes (the “Refinancing Portion of the Term Loan”) plus (ii) US$ 30.0 million that matures on September 8, 2014 (the “Initial Term Loan Maturity Date”). In the event that the Rights Offering, the Backstop Private Placement and TW Unit Private Placement are closed after the Bridge Date but on or before the Initial Term Loan Maturity Date, the proceeds from the Rights Offering, Backstop Private Placement and TW Unit Private Placement will be used to repay the Refinancing Portion of the Term Loan, and the maturity date of the remaining amount of the Time Warner Term Loan will be extended to December 1, 2017. If the Rights Offering, Backstop Private Placement and TW Unit Private Placement have not been closed on or before the Initial Term Loan Maturity Date, the Company shall issue to Time Warner warrants to purchase 84,000,000 shares of Class A Common Stock (subject to adjustment in accordance with the terms thereof, the “Term Loan Warrants”) and the Initial Term Loan Maturity Date will be extended to December 1, 2017. The Term Loan Warrants represent the number of Unit Warrants Time Warner would have purchased at the closing of the Rights Offering, Backstop Private Placement (assuming that no other shareholders exercised Rights in the Rights Offering) and TW Unit Private Placement.
In addition, under the Framework Agreement, Time Warner agreed to extend to the Company a revolving credit facility that matures on December 1, 2017 in the aggregate principal amount of US$ 115.0 million (the “Time Warner Revolving Credit Facility”) at the earlier of (a) the closing of the Rights Offering, Backstop Private Placement and TW Unit Private Placement or (b) the funding of the Time Warner Term Loan.
Under the Framework Agreement, we have also agreed to cause CET 21, as issuer of the 2017 Fixed Rate Notes, to undertake a consent solicitation of the holders of at least a majority in principal amount of the 2017 Fixed Rate Notes as to the incurrence of debt in the transactions described above (the “2017 Fixed Rate Noteholder Consent”), the incurrence of an additional €40.0 million of indebtedness, and the amendment of the indenture governing the 2017 Fixed Rate Notes and the Intercreditor Agreement, originally dated July 21, 2006, among the parties thereto to provide that all secured parties will accelerate their indebtedness and seek enforcement if any secured party accelerates their indebtedness and seeks enforcement.
In connection with the transactions contemplated by the Framework Agreement, the Company has agreed to issue to Time Warner, subject to the terms of the Framework Agreement and of an escrow agreement, a warrant to purchase 30,000,000 shares of Class A Common Stock (subject to adjustment in accordance with the terms thereof, the “TW Initial Warrant”) that is issuable on the earliest to occur of (i) the closing of the Rights Offering, (ii) the funding of the Term Loan and (iii) the occurrence of an uncured breach of the Framework Agreement by the Company.
The Company intends to use any net proceeds from the exercise of Rights in the Rights Offering, the purchase of Units in the TW Unit Private Placement and in the Backstop Private Placement, if applicable, together with any proceeds from the Time Warner Term Loan, to redeem and repay in full the 2016 Fixed Rate Notes, including the early redemption premium and accrued interest thereon. Alternatively, if the Company is unable to close the Rights Offering prior to the Bridge Date, then the Company intends to redeem and repay in full all outstanding 2016 Fixed Rate Notes, including the early redemption premium and accrued interest thereon, with the proceeds from the Time Warner Term Loan. If the Company redeems the 2016 Fixed Rate Notes with the proceeds from the Time Warner Term Loan.
The Rights Offering is subject, among other things, the approval of the Company’s shareholders of (i) an increase in the number of authorized shares of Class A Common Stock and (ii) the Rights Offering and the issuance to Time Warner of the TW Initial Warrant and Unit Warrants or, alternatively, Term Loan Warrants.
PART I
ITEM 1.    BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. From January 1, 2013, we have managed our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries.
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 35 television channels. Each country also develops and produces content for their television channels and we license content to third parties, both within our region and globally. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.

Index

General market information
We operate mainly in Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. All of these countries are members of the European Union (the “EU”). These emerging economies have adopted Western-style democratic forms of government within the last twenty-five years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our countries converge with more developed nations and their economic and commercial infrastructures continue to develop, we believe the business risks of operating in these countries will continue to decline. We also have broadcast operations in Moldova and content distribution operations in Hungary. Our operations in these countries are immaterial in comparison with our other operations.
The following table shows the per capita nominal gross domestic product (“GDP”) (i.e., not adjusted for inflation) for the markets of Central and Eastern Europe in which we operate and for a combined group of 11 countries from within the European Union, predominantly from Western Europe, and the United States. (collectively, the “developed markets”). GDP is a measure of economic activity and represents the estimated total value of final goods and services produced by a country in a specified period. Comparative period amounts have been adjusted to present GDP at constant exchange rates.

Nominal GDP per capita US$	2013	2012	2011	2010	2009	2008	2007	2006
CME markets	$13,006	$12,573	$12,291	$11,801	$11,469	$11,871	$10,675	$9,405
Growth rate	3%	2%	4%	3%	(3)%	11%	14%	12%
Developed markets	$45,275	$44,535	$43,577	$42,409	$41,226	$42,638	$42,136	$40,494
Growth rate	2%	2%	3%	3%	(3)%	1%	4%	5%
Source: International Monetary Fund ("IMF"), CME estimates
The following table shows the ratio of per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of nominal GDP at PPP per capita	2013	2012	2011	2010	2009	2008	2007	2006
CME markets as a % of developed markets	44%	44%	44%	44%	44%	44%	42%	40%
Source: IMF, CME estimates
The above two tables show that the level of nominal GDP per capita in our markets was converging towards the level of the developed markets fairly significantly up until 2008, when the global recession impacted our markets to a greater extent than the developed markets and convergence slowed down. While the convergence has stagnated since the global recession, we believe that convergence of GDP in our markets with the developed markets will revive as economic conditions continue to improve and periods of higher growth return. As our markets grow, the level of disposable income of the population increases, which provides an incentive for advertisers to advertise their products.
The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2013	2012	2011	2010	2009	2008	2007	2006
CME markets	$35	$36	$39	$40	$42	$57	$52	$46
Growth rate	(4)%	(8)%	(2)%	(5)%	(26)%	10%	13%	16%
Developed markets	$347	$347	$348	$344	$340	$377	$390	$385
Growth rate	0%	0%	1%	1%	(10)%	(3)%	1%	5%
Source: CME estimates, Group M, IMF
The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was converging until 2008 and had risen to a weighted average level in our markets of 0.48% in 2008 compared to 0.88% in the developed markets. Due to the protracted period of advertising market decline since 2008, the weighted average advertising intensity in CME markets fell to 0.27% in 2013 compared to 0.77% in developed markets, a slight decrease from 2012, where ad intensity was 0.29% in our markets and 0.78% in developed markets, respectively. We expect advertising intensity to begin converging again when our markets recover, at growth rates that are higher than the developed markets. Furthermore, we expect the rate of increase to be greater in the first years of economic recovery as our markets resume growth from a lower base.
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
The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2013:

Mix of advertised products	CME markets	Developed markets
Premium	34%	63%
Basic	62%	32%
Other	4%	5%
Source: CME estimates, Group M
Similar to the trends described above, the proportion of premium goods advertised in our markets gradually increased over time through 2008. During the prolonged period of television advertising spend decline in our markets since 2008, we have seen a decrease in the proportion of advertising revenues from premium products, which we believe is caused by a weakening of consumer demand for such products in the recessionary period. When our markets return to growth, we expect to see the historic trend of increased advertising of premium products to resume.

Index

The following table shows television advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

TV advertising spend per capita US$	2013	2012	2011	2010	2009	2008	2007	2006
CME markets	18	20	21	21	21	28	25	21
Growth rate	(7)%	(5)%	0%	(4)%	(24)%	13%	17%	17%
Developed markets	$149	$149	$149	$146	$139	$152	$153	$156
Growth rate	0%	0%	2%	5%	(8)%	(1)%	(1)%	5%
Source: CME estimates, Group M, IMF
The preceding tables indicate that television advertising spend per capita in our markets grew at a significantly faster rate than in developed markets prior to 2008, but also declined at a faster rate than in developed markets during the recent prolonged period of advertising market decline. Television advertising spend has grown as a percentage of total advertising spend in our markets, as shown below. Furthermore, since television was commercialized in our markets at the same time as other forms of media, television advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers, magazines and radio were established as advertising media well before the advent of television.
The following tables show television advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising spend as a % of total advertising spend	2013	2012	2011	2010	2009	2008	2007	2006
CME markets	52%	52%	52%	50%	49%	51%	49%	47%
Developed markets	43%	43%	43%	42%	41%	40%	39%	40%
Source: Group M
As shown above, television advertising has grown overall relative to print and other advertising in our markets during the last eight years. We believe that this trend will continue because of the greater reach and better measurement capabilities of television advertising, which makes this medium more effective to advertisers compared to print, radio and outdoor advertising. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media.
In summary, when our markets recover we expect the economies of the countries in which we operate to resume their convergence with more developed markets, particularly Western Europe, resulting in higher rates of growth of GDP per capita in our markets compared to that of the developed countries. We expect advertising intensity in our markets to also return to a pattern of convergence in the near-term. Furthermore, we expect television advertising spend to continue to grow in relation to total advertising spend, resulting in significantly higher television advertising spend growth in our markets compared to the developed markets.
Country operations
Our strategy is to maintain and increase our audience leadership in each of our countries in order to pursue sales strategies designed to maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels with broad appeal.
Content that consistently generates high audience shares is crucial to maintaining the success of each of our country operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and which reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful in prime time and supporting market-leading channels. Maintaining a regular stream of local content at the lowest possible cost is operationally important over the long-term, and gives us the opportunity to accomplish this goal.
As the distribution platforms in our region develop and become more diversified, our television channels and content will reach viewers through new distribution offerings, such as internet TV and smart devices. We offer viewers the choice of watching premium television content through a series of portals, including through Voyo and our websites.
We plan to focus on building our core television broadcasting assets in each country. As a result, we have very recently commenced the process of divesting certain non-core businesses such as theatrical and home video distribution. While some of these businesses have strong market positions and financial performance, we believe the Company is better served by a sharper focus on our unique portfolio of broadcasting assets.
Programming
Our programming strategy for our broadcast operation is tailored to match the expectations of key audience demographics by scheduling and marketing an optimal mix of programs in a cost effective manner. The programming that we provide drives our audience shares and ratings (see "Audience Share and Ratings" below) and consists of locally-produced news, current affairs, fiction, and reality and entertainment shows as well as acquired foreign movies, series and sports programming.
We focus our programming investment resources on securing a leading position during prime time, where the majority of advertising revenues are delivered, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time.
Audience Share and Ratings
The following presents the channels we operate in each country and the tables below provide a country-by-country comparison of all day and prime time audience shares for 2013 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Audience share represents the viewers watching a channel in proportion to the total audience watching television. Ratings represent the number of people watching a channel (expressed in proportion to the total population). Audience share and ratings information are measured in each market by international measurement agencies using peoplemeters, which quantify audiences for different demographics and subgeographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers.

Index

Bulgaria
We operate one general entertainment channel, BTV, and seven other channels, BTV CINEMA, BTV COMEDY, RING.BG, RING.BG+1, BTV ACTION, BTV LADY and BTV LADY+1.

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(18-49)	BTV	CME	27.1%	32.7%
	NOVA TV	MTG	16.9%	18.9%
	BNT 1	Public television	4.7%	5.4%

Source: GARB
Excluding RING.BG+1 and BTV LADY+1, the combined all day and prime time audience shares of our Bulgaria operations in 2013 was 33.8% and 38.2%, respectively.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA TV (Croatia), an international channel, NOVA WORLD, and a children's channel, MINI TV.

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(18-54)	Nova TV (Croatia)	CME	23.0%	28.6%
	RTL	RTL	18.1%	20.5%
	HTV 1	Public television	13.7%	10.5%

Source: AGB Nielsen Media Research
Excluding NOVA WORLD and MINI TV, the combined all day and prime time audience shares of our Croatia broadcast operations in 2013 was 27.8% and 33.5%, respectively.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and five other channels, NOVA CINEMA, NOVA SPORT, FANDA, a male-oriented channel, SMICHOV, a comedy channel and TELKA, a classics channel launched on February 22, 2013. We also operate a theatrical and home video distribution business.

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(15-54)	TV NOVA (Czech Republic)	CME	26.5%	31.6%
	Prima	MTG	11.8%	12.5%
	CT 1	Public television	13.0%	14.5%

Source: ATO- Mediaresearch
Excluding NOVA SPORT, the combined all day and prime time audience shares of our Czech Republic broadcast operations in 2013 was 36.2% and 41.2%, respectively.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA. We also operate a productions services business for local and international production markets, and operate cinema screens and a home video distribution business.

Index

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(18-49 Urban)	PRO TV	CME	18.2%	22.5%
	Antena 1	Intact group	14.4%	13.7%
	Prima TV	ProSiebenSat1 Media Group	4.2%	5.6%
	TVR 1	Public television	2.2%	2.3%

Source: Kantar Media
Excluding PRO TV INTERNATIONAL, PRO TV CHISINAU and ACASA IN MOLDOVA, the combined all day and prime time audience shares of our Romania broadcast operations in 2013 was 25.3% and 30.9%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and two other channels, DOMA (Slovak Republic), a female-oriented channel, and DAJTO, a male-oriented channel.

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(12-54)	TV MARKIZA	CME	25.9%	28.1%
	TV JOJ	J&T Media Enterprises	18.8%	21.9%
	STV 1	Public Television	6.2%	6.7%

Source: PMT / TNS SK
The combined all day and prime time audience shares of our Slovak Republic broadcast operations in 2013 was 34.1% and 36.8%, respectively.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Main Television Channels	Ownership	All day audience share (2013)	Prime time audience share (2013)

(18-49)	POP TV	CME	23.3%	32.8%
	SLO 1	Public Television	10.4%	12.1%
	Planet TV	Antenna Group / TSmedia	5.7%	5.7%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia broadcast operations in 2013 was 38.3% and 47.5%, respectively.
Sales
We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on our television channels.
Our main unit of inventory is the commercial gross rating point (“GRP”), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. The CPP varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Our larger advertising customers generally enter into annual contracts and set the pricing for a committed volume of GRPs.
Our sales strategy is to maximize the monetization of our inventory by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues in the market compared to the total television advertising market. We also generate additional revenues by collecting fees from cable and DTH operators for carriage of our channels.
We operate our broadcast operations based on a business model of audience leadership, brand strength and strong local content. These solid pillars are critical to generating strong revenues, especially when our markets return to growth.
The public broadcasters in our operating countries are restricted in the amount of advertising that they may sell. See “Regulation of Television Broadcasting” below for additional information.

Index

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
Programming and Advertising Regulation
All of the countries in which we operate are member states of the EU, and as such, our broadcast operations in such countries are subject to relevant EU legislation relating to media.
The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007, amending the Television Without Frontiers Directive (the “TWF Directive”). The AVMS Directive extends the legal framework from television broadcasting provided by the TWF Directive to media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive preserves the requirement that broadcasters, where “practicable and by appropriate means,” reserve a majority of their broadcast time for “European works.” Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries. In addition, the AVMS Directive also preserves the requirement that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. The AVMS Directive has relaxed regulations in respect of advertising shown in linear broadcasts and has extended some of those rules to non-linear broadcasts. In general, rules restricting when programming can be interrupted by advertising in linear broadcasting have been abolished except in the case of movies, news and children's programming, where programming can be interrupted once every thirty minutes or more. In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.
Member states were required to implement the AVMS Directive by December 19, 2009, and of the countries in which we operate Romania, Croatia, the Czech Republic and the Slovak Republic have notified the European Commission that the regulations have been put in place. Legislation has been adopted in Bulgaria and Slovenia to implement the AVMS Directive. Under the AVMS Directive, member states are permitted to adopt stricter conditions than those set forth in the AVMS Directive. The legislation enacted in our operating countries is consistent with the EU rules.
Please see below for more detailed information on programming and advertising regulations that impact our channels.
Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both publicly and privately owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, regulations on medical products advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming. These channels must ensure that 50.0% of a channel's total annual broadcast time consists of EU- or locally-produced programming and 12.0% of such broadcast time consists of programming produced by independent producers in the EU. News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.
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
Czech Republic: Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour. In September 2011, legislation was implemented in the Czech Republic which restricts the amount of advertising that may be shown on the channels of the public broadcaster, CT. Pursuant to the regulation, no advertising may be shown on the public channels CT 1 and CT 24, while the channels CT 4 and CT 2 may show a limited amount of advertising. Also included in the legislation is the requirement that national private broadcasters must contribute annually to a Czech cinematography fund in an amount equal to 2.0% of their net advertising revenues. We are entitled to apply for financing from the fund. In the Czech Republic, all broadcasters are restricted with respect to the frequency of advertising breaks during and between programs, as well as being subject to restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages, pharmaceuticals, firearms and munitions.
Romania: Privately owned broadcasters in Romania are permitted to broadcast advertising and direct sales advertising for up to 12 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). The public broadcaster, TVR, which is financed through a compulsory television license fee, is restricted to broadcasting advertising for eight minutes per hour and only between programs. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of all channels are prohibited from appearing in advertisements. In 2013, new regulations were introduced that prohibit advertising agencies from acting as intermediaries to purchase broadcast advertising space for clients, and instead require advertising clients to purchase advertising space directly from broadcasters. The regulations also prohibit broadcasters from providing rebates or other commercial advantages to advertising agencies with respect to the sale of advertising time.

Index

Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20.0% of their total daily broadcast time. Since January 2013, the public broadcaster RTVS, which is financed through a compulsory license fee, can broadcast advertising for up to 0.5% of its total broadcast time (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. RTVS is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco, pharmaceuticals, firearms and munitions advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m. Our operations in the Slovak Republic are also required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 50.0% of the station's monthly broadcast time must be European-origin audio-visual works and at least 10.0% of a station's monthly broadcast time must be European audio-visual works produced by independent producers, at least 10.0% of which must be broadcast within five years of production.
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
The transition to digital terrestrial broadcasting in each jurisdiction in which we operate generally follows similar stages, although the approach being applied is not uniform. Typically, legislation governing the transition to digital broadcasting is adopted addressing the licensing of operators of the digital networks as well as the licensing of digital broadcasters, technical parameters concerning the allocation of frequencies to be used for digital services (including those currently being used for analog services), broadcasting standards to be provided, the timing of the transition and, ideally, principles to be applied in the transition, including transparency and non-discrimination. Generally, the legislation relating to the digital transition provides that incumbent analog broadcasters are entitled to receive a digital license or that current licenses entitle the holders to digital terrestrial broadcasting, although broadcasters in a specific jurisdiction may be required to formally file an application in order for a digital license to be issued. Our markets are in different stages in the digitalization process. Bulgaria, Croatia, Slovenia, the Slovak Republic and the Czech Republic have each completed the analog switch-off. In Romania the transition to digital broadcasting has not yet commenced, however the country expects completion to occur in 2015. Please see below for more detailed information on licenses for our channels.
Bulgaria: Following the analog switch-off in September 2013, BTV operates pursuant to a national digital terrestrial license issued by the Council for Electronic Media, the Bulgarian Media Council, that expires in July 2024. BTV ACTION broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a must-carry digital terrestrial license that expires in January 2025. BTV CINEMA, BTV COMEDY, RING.BG and BTV LADY each broadcast pursuant to a national cable registration that is valid for an indefinite time period. RING.BG+1 and BTV LADY+1 each broadcast pursuant to a national digital license that expires in June 2025 and June 2028, respectively.
Croatia: NOVA TV (Croatia) broadcasts pursuant to a national terrestrial license granted by the Croatian Media Council, the Electronic Media Council, which expires in April 2025. DOMA (Croatia) broadcasts pursuant to a national terrestrial license that expires in January 2026. Mini TV broadcasts via satellite and cable pursuant to a license that is valid indefinitely.
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. FANDA broadcasts pursuant to a satellite license that expires in June 2024 and a national terrestrial license that expires in August 2023. SMICHOV broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. TELKA broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025.
Romania: PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by the Romanian Media Council, the National Audio-Visual Council. PRO TV also broadcasts using a national satellite license. Our other Romanian channels (ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national satellite license. Licenses for our Romanian operations expire on dates ranging from May 2014 to July 2021 and are renewed upon application to the Romanian Media Council. From 2009, the Romanian Media Council may only extend the validity of an analog terrestrial license until the date of the digital switchover, which is expected to occur in 2015. PRO TV and SPORT.RO also broadcast in high-definition pursuant to experimental terrestrial licenses that are valid until the digital switchover. ACASA broadcasts in high-definition pursuant to a written consent from the Media Council and ACASA GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO TV CHISINAU broadcasts pursuant to an analog license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in September 2015 and ACASA IN MOLDOVA broadcasts pursuant to a cable license that expires in December 2017.
Slovak Republic: TV MARKIZA, DOMA (Slovak Republic) and DAJTO each broadcast pursuant to a national digital license granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period.
Slovenia: Our Slovenian channels POP TV, KANAL A, KINO, BRIO and OTO each have licenses granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period.

Index

OTHER INFORMATION
Employees
As of December 31, 2013, we had a total of approximately 3,900 employees (including contractors). None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.
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
Financial Information by Operating Segment and by Geographical Area
For financial information by operating segment and geographic area, see Part II, Item 8, Note 20, "Segment Data".
Available Information
We make available, free of charge, on our website at http://www.cme.net our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A    Risk Factors
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
Risks Relating to Our Financial Position
We continue to face significant liquidity constraints and require the closing of the financing transactions announced on February 28, 2014, including the Rights Offering and other transactions contemplated by the Framework Agreement, or other additional external sources of capital, to fund our operations and for our debt service obligations.
Our attempts to increase television advertising prices in 2013 were met with significant resistance from certain advertisers and agencies in the Czech Republic. This resulted in a significant decline in revenues for 2013 compared to 2012. Looking forward, we expect the impact of the challenging environment in the Czech Republic to continue as we endeavor to attract back advertising clients while continuing to seek improvements in pricing compared to 2012. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. Our financial situation in 2013 was also impacted by a further decline in advertising revenues in the Slovak Republic due to the reaction to our pricing initiatives in the Czech Republic from clients who also advertise in the Slovak Republic. Furthermore, carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected. As a result, we continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral or cancellation of development projects. We have also delayed the settlement of payment obligations with a number of key suppliers, including payments due under contracts for acquired programming, which has resulted in our accounts payable and accrued liabilities increasing to US$ 296.4 million at December 31, 2013 compared to US$ 255.7 million at December 31, 2012 and US$ 240.0 million at December 31, 2011. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, our cash interest costs and the need to improve our payables position will result in increased operating cash outflows during 2014 compared to 2013. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources this year to fund our operations, our debt service and other obligations as they become due, including the settlement of such deferred payment obligations.
We have been evaluating options to improve our liquidity in light of our results for 2013, our outlook for 2014 and our plan to improve our payables position. In this respect, following the end of the third quarter of 2013 we began discussions with Time Warner regarding a potential capital transaction, including the potential issuance of debt, to address our liquidity position. Following the publication of our third quarter earnings, we held investor meetings with certain of our debt and equity investors. We subsequently began exploring the availability of other financing options, including equity financing, a combination of debt and equity financing and asset sales. Based on information received during our investor meetings and the exploration of our financing alternatives, we concluded that any financing involving equity was not viable without the upfront significant committed participation of Time Warner, which Time Warner did not provide. In addition, we received proposals from several potential purchasers regarding the acquisition of certain assets. The proposals we received, however, were generally from opportunistic purchasers who expected to purchase such assets at a substantial discount to the value of these businesses or such offers came with significant timing or execution risk.
After consideration of these discussions and inquiries and in light of the continued severe pressure on our liquidity during the latter part of 2013 and our expectation that this will continue through 2014, a committee of our disinterested directors determined that the Rights Offering together with the other financing transactions with the participation of Time Warner was in the best interests of the Company and we entered into the Framework Agreement pursuant to which we and Time Warner have committed, subject to the terms and conditions thereof, to undertake and facilitate a series of related financing transactions, including the Rights Offering, Backstop Private Placement and TW Unit Private Placement. The principal purpose of these financing transactions is to enhance our overall liquidity and cash flow by refinancing the remaining EUR 273.0 million aggregate principal amount of the 2016 Fixed Rate Notes, which are cash pay indebtedness, with non-cash pay indebtedness including the 2017 PIK Notes, the Time Warner Term Loan and the Time Warner Revolving Credit Facility. We are seeking to raise up to US$ 339.1 million in new indebtedness through the Rights Offering, an additional US$ 57.7 million in new indebtedness through the TW Unit Private Placement and US$ 30.0 million in new indebtedness through the Time Warner Term Loan  to enable us to refinance the 2016 Fixed Rate Notes and for general corporate purposes. (For additional information on the financing transactions, see Part II, Item 8, Note 25, "Subsequent Events".)

Index

If the Rights Offering and other financing transactions contemplated by the Framework Agreement are not closed, we will need other external sources of capital to continue our operations, including through other debt or equity financing transactions or asset sales, which may not be available or may not be available on acceptable terms. If these actions are not successful, and we are unable to continue to delay payments to some of our major suppliers, we will not have sufficient liquidity to continue to fund our operations in the middle of 2014. There are no assurances regarding the ultimate outcome of any of the transactions contemplated by the Framework Agreement.
There is uncertainty regarding our ability to continue as a going concern.
We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments. If we do not close the Rights Offering, the TW Unit Private Placement, the Time Warner Term Loan and the Time Warner Revolving Credit Facility, we will need other capital resources this year to fund our operations, debt service and other obligations as they become due, including the settlement of delayed payment obligations to some of our key suppliers, such as payments due under contracts for acquired programming, While we have entered into the Framework Agreement with Time Warner relating to the Rights Offering and other financing transactions contemplated therein, our ability to close these transactions is subject to our obtaining the consent of the holders of the 2017 Fixed Rate Notes pursuant to the Consent Solicitation. There can be no assurances that we will obtain this consent or that these transactions will be closed. As a result, the report of our independent registered public accounting firm for the year ended December 31, 2013 contains an explanatory paragraph relating to our ability to continue as a going concern. This uncertainty may materially and adversely affect our stock price and our ability to raise new capital.
Our operating results will continue to be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets over the past few years has had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues compared to 2012 and was the main cause of a decline in our net revenues and in the television advertising market in that country. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014.
Advertising spending may also be affected by the expansion of distribution platforms and changing preferences in how and when people view content and the accompanying advertising. Our ability to maintain audience ratings and to generate GRPs, also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to our price increases and the discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. While gross domestic product and private consumption returned to growth in 2011 in most of our operating countries, they weakened again during 2012 due to continuing concerns regarding Europe’s sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. After adjusting for inflation, we estimate that GDP in our territories remained flat overall during 2013 compared to 2012. As a result, the economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking sector problems and ongoing political instability contributed to a significant increase of the country’s sovereign risk. Recent economic events related to the continuing sovereign debt crisis in several European Union countries have highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors’ funds and the long-term stability of the Euro as a single currency. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the recent market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate the substantial majority of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and direct-to-home (“DTH”) operators for carriage of our channels as well as continuing to seek improvements in advertising pricing compared to 2012. Changes to our advertising sales policies introduced in 2013 that were designed to boost revenues and to support pricing increases across our markets were met with significant resistance from certain advertisers and agencies in the Czech Republic. This resulted in a significant decline in revenues for 2013 compared to 2012. Our financial situation in 2013 was also impacted by a further decline in advertising revenues in the Slovak Republic due to the reaction to our pricing initiatives in the Czech Republic from clients who also advertise in the Slovak Republic. Furthermore, carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected. Some cable and DTH operators temporarily suspended the broadcast of our channels during the implementation of our carriage fees strategy, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that clients may continue to withdraw advertising from our channels or reduce spending, or that operators may refuse to carry our channels while carriage fee negotiations are ongoing. If we are ineffective in achieving carriage fee increases our profitability will continue to be dependent primarily on television advertising revenues, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may have an adverse impact on our results of operations and cash flows.
Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the 2017 Fixed Rate Notes, the 2016 Fixed Rate Notes and the 2015 Convertible Notes and will continue to have significant debt service obligations following the issuance of the 2017 PIK Notes to refinance the 2016 Fixed Rate Notes and the drawdown of the Time Warner Term Loan, assuming the closing of the Rights Offering, or following the drawdown of the Time Warner Term Loan (including the Refinancing Portion of the Term Loan), assuming the Rights Offering is not closed by the Bridge Date. We will be obligated to pay to Time Warner a commitment fee of 1.25% of the Time Warner Term Loan and, if we drawdown the Refinancing Portion of the Term Loan, a funding fee of 1.25% of the Refinancing Portion of the Term Loan, a portion of which funding fee may be refunded to us depending on when we repay the Refinancing Portion of the Term Loan. In addition, while the 2017 PIK Notes will be non-cash pay indebtedness, the 2017 PIK Notes will accrue interest at a significantly higher rate than the 2016 Fixed Rate Notes, which obligations will be required to be repaid in cash by the maturity date of the 2017 PIK Notes, and the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the 2017 Fixed Rate Notes, 2016 Fixed Rate Notes (until redeemed following the closing of the financing transactions) and 2015 Convertible Notes and will be restricted under the 2017 PIK Notes, the Time Warner Term Loan and the Time Warner Revolving Credit Facility in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. (For additional information on the financing transactions, see Part II, Item 8, Note 25, "Subsequent Events"). Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Following a downgrade in September 2013, our corporate credit is rated as Caa1 and the 2017 Fixed Rate Notes are rated B1 by Moody’s Investors Services, which placed these ratings under review for downgrade following the release of our third quarter 2013 earnings. Standard & Poor’s rates our corporate credit B- and the 2017 Fixed Rate Notes B- and placed these ratings on negative watch in February 2014. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. We are unlikely to be able to operate with sufficient liquidity in the next twelve months to maintain our current ratings if we do not secure additional financing or if we are not able to improve our financial performance. In the event our debt or corporate credit ratings are further lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. We recorded an impairment charge of US$ 79.7 million with respect to goodwill and other intangible assets in our Bulgaria and Slovenia reporting units during the three months ended December 31, 2013 as a result of significant downward revisions in our estimates of the cash flows our operations will generate in future periods. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part II, Item 8, Note 4, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments, as reflected by the change in our reporting segments starting January 1, 2013. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we have expanded the scope of our previously announced restructuring plans to operate with a more effective cost base and incurred charges in 2013 of approximately US$ 18.6 million. We also incurred total severance costs of approximately US$ 7.1 million during the third and fourth quarters of 2013. Additional similar events could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.

Index

A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2017 Fixed Rate Notes, 2016 Fixed Rate Notes (until discharged following the closing of the financing transactions) and the 2015 Convertible Notes, we pledged, and under the indenture governing the 2017 PIK Notes, assuming the closing of the Rights Offering, and under the agreement for the Time Warner Term Loan as well as under the Time Warner Revolving Credit Facility, we will pledge, all of the shares in CME NV and all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. (For additional information on the financing transactions, see Part II, Item 8, Note 25, "Subsequent Events".) In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including issued shares of CME Slovak Holdings B.V. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes or the Time Warner Term Loan Agreement or Time Warner Revolving Credit Facility, the secured parties under such indentures or agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the 2016 Fixed Rate Notes (until redeemed following the closing of the financing transactions), the 2015 Convertible Notes, the Time Warner Term Loan or the Time Warner Revolving Credit Facility and, assuming the closing of the Rights Offering, will not be part of the collateral of the 2017 PIK Notes, including the shares and business of CET 21. Any such event would have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. Following the issuances of the 2017 PIK Notes to refinance the 2016 Fixed Rate Notes and the drawdown of the Time Warner Term Loan as well as any drawdown of the Time Warner Revolving Credit Facility, we will continue to have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015. (For additional information on the financing transactions, see Part II, Item 8, Note 25, "Subsequent Events").
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
Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The 2017 Fixed Rate Notes and 2016 Fixed Rate Notes (until redeemed following the closing of the financing transactions) are denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of these notes. Furthermore, continuing instability in the Eurozone may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues or the 2017 Fixed Rate Notes and 2016 Fixed Rate Notes (until redeemed following the closing of the financing transactions) into U.S. dollars due to movements in exchange rates between the Euro, applicable local currency and the U.S. dollar, which may have a material adverse effect on our financial position, results of operations and cash flows.
Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, has increased as a result of greater competition from existing and new television broadcasting channels at the same time as our revenues from advertising has declined. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming, as has been the case in certain of our operating segments in 2013. Any increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial television (“DTT”) broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences and the methods for the distribution, storage and consumption of content. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. New business initiatives of ours to expand our distribution capabilities to adapt to changing patterns of consumption of content may not be embraced by consumers and therefore may not develop into profitable business models. New technologies that enable viewers to choose when, how, where and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.
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
Countries in which we have operations are migrating from analog terrestrial broadcasting to DTT broadcasting. Each country has independent plans for its digital switchover with its own timeframe, operating model and regulatory and investment regime. Bulgaria, Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. In Romania, which is in the initial stages of migration, completion is expected by 2015. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether our Romanian operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required once the digital switchover in Romania is completed. Our operations may be required to make substantial investment and commit substantial other resources to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not have access to resources sufficient to make such investments when required.
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

Index

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arm’s-length transactions.
In certain of our markets, the officers, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the 2017 Fixed Rate Notes and 2016 Fixed Rate Notes (until redeemed following the closing of the transactions described herein) or the covenants under the indenture governing the 2017 PIK Notes or the Time Warner Term Loan or Time Warner Revolving Credit Facility. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
We are a Bermuda company. Substantially all of our assets and all of our operations are located, and all of our revenues are derived, outside the United States. In addition, several of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of such persons are or may be located outside the United States. As a result, investors may be unable to effect service of process within the United States upon such persons, or to enforce against them judgments obtained in the United States courts, including judgments predicated upon the civil liability provisions of the United States federal and state securities laws. There is uncertainty as to whether the courts of Bermuda and the countries in which we operate would enforce (a) judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the United States federal and state securities laws or (b) in original actions brought in such countries, liabilities against us or such persons predicated upon the United States federal and state securities laws.
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
Time Warner is the largest holder of shares of our Class A Common Stock, holding 61,407,775 unregistered shares of Class A Common Stock, and also holds one share of Series A Preferred Stock, and 200,000 shares of Series B Preferred Stock. The share of Series A Preferred Stock is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A Common Stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A Common Stock. The shares of Series B Preferred Stock are convertible into shares of Class A Common Stock after three years from the date of issuance (June 25, 2013) at the option of Time Warner (subject to certain exceptions) at a conversion price of US$ 3.1625, subject to adjustment in the event of equity issuances at a price per share less than this conversion price (including in respect of the warrants to be offered in connection with the financing transactions (see Part II, Item 8, Note 25, "Subsequent Events")), on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013. The initial stated value of US$ 1,000 per share of the Series B Preferred Stock accretes at a rate of 7.5% per annum, compounded quarterly, for the first three years from the date of issuance and 3.75% per annum, compounded quarterly, for the fourth and fifth years. Time Warner has registration rights with respect to all its shares of Class A Common Stock now held or hereafter acquired by Time Warner. As of December 25, 2013, the 200,000 shares of Series B Preferred Stock were convertible into 65,641,500 shares of Class A Common Stock.

Index

We are party to an amended investor rights agreement (the “Investor Rights Agreement”) with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities that applies to the issuance of the Units in the Rights Offering. We have executed the Framework Agreement, pursuant to which we and Time Warner have committed, subject to the terms and conditions thereof, to undertake a series of related financing transactions, including the Rights Offering. (For additional information on the financing transactions, see Part II, Item 8, Note 25, "Subsequent Events".)
The 2015 Convertible Notes are convertible into shares of our Class A Common Stock and mature on November 15, 2015. Prior to August 15, 2015, the 2015 Convertible Notes will be convertible following certain events and from that date at any time to November 15, 2015. Furthermore, there are additional unregistered or restricted shares of our Class A Common Stock outstanding, as well as securities convertible into shares of Class A Common Stock, that may enter the market. We cannot predict what effect, if any, the entry into trading of previously issued unregistered or restricted shares of Class A Common Stock will have on the market price of our shares. We may also issue additional equity or indebtedness convertible into our equity in the future. If more shares of our Class A Common Stock (or securities convertible into or exchangeable for shares of our Class A Common Stock) are issued to Time Warner, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of our controlling shareholders may conflict with the interests of other shareholders.
Following the termination of the voting agreement in June 2013, Time Warner is able to exercise voting power in us with respect to 49.6% of our outstanding shares of Class A Common Stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions, including the transactions contemplated by the Framework Agreement. Immediately after the issuance of the TW Initial Warrant to Time Warner in connection with the transactions contemplated by the Framework Agreement, the aggregate economic interest of Time Warner in us will increase from 65.0%, immediately prior to the execution of the Framework Agreement, to approximately 70%, immediately prior to the closing of the Rights Offering. If no other shareholders exercise Rights in the Rights Offering, the aggregate interests in our Class A Common Stock of Time Warner following its purchase of Backstop Units pursuant to the Purchase Agreement will increase to approximately 78.5% on a fully-diluted basis (without giving effect to the accretion of the Series B Preferred Stock after December 25, 2013). Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as controlling shareholder could be in conflict with the interests of minority shareholders.
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

Location	Property	Use
Hamilton, Bermuda	Leased office	Registered office, Corporate
Amsterdam, The Netherlands	Leased office	Corporate office, Corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Bulgaria segment)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Croatia segment)
Prague, Czech Republic	Owned and leased buildings	Administrative center, Corporate; Office and studio space (Czech Republic segment)
Bucharest and other key cities within Romania	Owned and leased buildings	Office and studio space (Romania segment)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Slovak Republic segment)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Slovenia segment)
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

Index

Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. In order to impose a fine, the CPA would need to commence a new proceeding and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed. To date, the CPA has not imposed any fine on Pro Plus. Pro Plus is currently unable to estimate the timing of the new proceeding or the size of any potential future fine.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market on October 13, 1994 under the trading symbol “CETV”.
In May 2013, we issued and sold pursuant to a public offering 57,132,931 shares of our Class A common stock at a price of US$ 2.75 per share, including 28,509,332 shares of Class A common stock sold to TW Investor in connection with its preexisting contractual right to purchase 49.9% of the number of shares of Class A common stock sold in the public offering. The net proceeds to the Company from this offering was approximately US$ 151.7 million (see Item 8, Note 13, "Equity").
On June 25, 2013, we issued and sold 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), a newly designated series of our preferred stock, to TW Investor for an aggregate purchase price of US$ 200.0 million (see Item 8, Note 12, "Convertible Redeemable Preferred Shares").
On February 21, 2014, the last reported sales price for shares of Class A common stock was US$ 2.82.
The following table sets forth the high and low closing prices for shares of Class A common stock for each quarterly period during the last two fiscal years.

Period	High (US$ / Share)	Low (US$ / Share)
	2013
Fourth Quarter	$6.47	$2.12
Third Quarter	5.36	3.13
Second Quarter	4.51	2.65
First Quarter	6.62	4.22

	2012
Fourth Quarter	$7.02	$4.56
Third Quarter	7.71	4.78
Second Quarter	8.94	4.73
First Quarter	9.00	5.91
At February 21, 2014, there were approximately 46 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.
7,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 17, "Stock-based Compensation").
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2013.

Index

PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Global Broadcasting Index between December 31, 2008 and December 31, 2013.
Value of US$ 100 invested at December 31, 2008 as of December 31, 2013:

Central European Media Enterprises Ltd.	$17.68
NASDAQ Composite Index	$264.84
Dow Jones Global Broadcasting Index (1)	$176.73

(1)
This index includes 74 companies, many of which are non-U.S. based. Accordingly, we believe that the inclusion of this index is useful in understanding our stock performance compared to companies in the television broadcast and cable industry.

ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2013. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 were derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Index

	For The Year Ending December 31,
	(US$ 000's, except per share data)
	2013	2012	2011	2010	2009
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME DATA:
Net revenues	$691,034	$772,085	$864,782	$737,134	$681,945
Operating (loss) / income	(183,121)	(488,193)	6,792	22,877	(38,971)
Net loss from continuing operations	(281,533)	(546,393)	(179,604)	(116,924)	(70,983)
Income / (loss) from discontinued operations	—	—	—	213,697	(36,824)
Net (loss) / income attributable to CME Ltd	$(277,651)	$(535,680)	$(174,611)	$100,175	$(97,157)

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations - basic	$(2.21)	$(6.96)	$(2.71)	$(1.77)	$(1.11)
Continuing operations - diluted	(2.21)	(6.96)	(2.71)	(1.77)	(1.11)
Discontinued operations – basic	—	—	—	3.34	(0.68)
Discontinued operations - diluted	—	—	—	3.34	(0.68)
Net (loss) / income attributable to CME Ltd. – basic	(2.21)	(6.96)	(2.71)	1.57	(1.79)
Net (loss) / income attributable to CME Ltd. – diluted	$(2.21)	$(6.96)	$(2.71)	$1.57	$(1.79)
Weighted average common shares used in computing per share amounts (000’s):
Basic	125,723	76,919	64,385	64,029	54,344
Diluted	125,723	76,919	64,385	64,029	54,344

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$104,996	$140,393	$186,386	$244,050	$445,954
Other current assets	346,061	378,158	351,903	368,035	435,507
Non-current assets	1,510,816	1,656,164	2,143,480	2,328,465	1,991,326
Total assets	$1,961,873	$2,174,715	$2,681,769	$2,940,550	$2,872,787

Current liabilities	$316,010	$291,364	$255,575	$243,076	$352,118
Non-current liabilities	996,972	1,252,084	1,408,252	1,449,722	1,348,829
Temporary equity	207,890	—	—	—	—
CME Ltd. shareholders' equity	440,108	626,061	1,001,692	1,226,879	1,177,589
Noncontrolling interests	893	5,206	16,250	20,873	(5,749)
Total liabilities and equity	$1,961,873	$2,174,715	$2,681,769	$2,940,550	$2,872,787

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the sections entitled "Forward-looking Statements" on page 2 and "Risk Factors" in Part I, Item 1A. Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto.
As used herein, the term “2014 Floating Rate Notes” refers to our floating rate senior notes due 2014; the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2014 Floating Rate Notes, 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015, the term “2013 Convertible Notes” refers to our 3.5% senior convertible notes due 2013 and the term “Convertible Notes” refers collectively to the 2013 Convertible Notes and the 2015 Convertible Notes. The term “Series A Preferred Share” refers to the one share of our Series A Convertible Preferred Stock, par value US$ 0.08 per share, held by Time Warner Media Holdings B.V. (“TW Investor”). The term "Series B Preferred Shares" refers to the 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share, issued June 25, 2013 and held by TW Investor.
The term “Rights Offering” refers to the distribution of non-transferable rights (the “Rights”) at no charge to the holders of record as of the record date of our outstanding (a) shares of Class A common stock, (b) the Series A Preferred Share (allocated on an as-converted basis) and (c) the Series B Preferred Shares (allocated on an as-converted basis as of December 25, 2013). The term “Unit” refers to units that holders of Rights are entitled to purchase, with each Unit consisting of (a) a 2017 PIK Note (as defined herein) in the original principal amount of US$ 100.00, and (b) 21.167376 unit warrants (each, a “Unit Warrant”), with each Unit Warrant entitling the holder thereof to purchase one share of our Class A Common Stock, at an exercise price of $1.00 per share. The term “Framework Agreement” refers to the framework agreement among TW Investor, Time Warner Inc. ("Time Warner" which, unless the context indicates otherwise, includes TW Investor and its affiliates other than the Company) and the Company, dated February 28, 2014. The term “Purchase Agreement” refers to the standby purchase agreement to be entered into by TW Investor and the Company. The term “TW Unit Private Placement” refers to the issuance by the Company and purchase by TW Investor of 576,968 Units (“TW Private Placement Units”) in a private offering contemporaneously with the closing of the Rights Offering. The term “TW Initial Warrant” refers to a warrant issuable to TW Investor to purchase 30,000,000 shares of Class A Common Stock, at an exercise price of $1.00 per share. The term “Backstop Private Placement” refers to the purchase by TW Investor in a private offering contemporaneously with the Rights Offering of any and all remaining Units not purchased through the exercise of Rights in the Rights Offering. The term “Backstop Units” refers to the amount of Units purchased by TW Investor through the Backstop Private Placement. The term “2017 PIK Notes” refers to the 15.0% senior secured notes due 2017 to be issued upon the closing of the Rights Offering. The term “Time Warner Term Loan” refers to a term loan by Time Warner pursuant to a term loan credit agreement between TW Investor, Time Warner and the Company, dated as of February 28, 2014 (the "Time Warner Term Loan Agreement"). The term “Time Warner Revolving Credit Facility” refers to a senior secured revolving credit facility in the aggregate principal amount of $115.0 million to be extended to us by Time Warner under the Framework Agreement. The term “Consent Solicitation” refers to consent of at least a majority in principal amount of the 2017 Fixed Rate Notes to the incurrence of indebtedness in the financing transactions contemplated by the Framework Agreement. The term “Bridge Date” refers to May 29, 2014.
Contents
I. Executive Summary
II. Analysis of Results of Operations and Financial Position
III. Liquidity and Capital Resources
IV. Critical Accounting Policies and Estimates
V. Related Party Matters

Index

I.    Executive Summary
CME Strategy
Our operations comprise a unique collection of broadcast assets across Central and Eastern Europe. The operations in each country enjoy very strong positions due to audience share leadership, brand strength, strong local content, and the depth and experience of country management. Historically, these strengths have supported price leadership, high margins, and operating cash flows. These competitive advantages should provide the opportunity for us to benefit as and when economic growth resumes in the countries in which we operate.
We are focused on enhancing the performance of our business over the short- and medium-term by concentrating on the core broadcast assets in each country, which we expect will allow us to improve our financial results irrespective of any recovery in macro-economic trends. The main elements of our strategy are as follows:

•	maintaining or increasing our audience and market shares in all of our markets;

•	leveraging popular content;

•	driving growth in advertising revenues through our pricing strategies;

•	diversifying our revenues with increased carriage fees;

•	maintaining our operating leverage, with a strong focus on cost control to protect both profitability and liquidity, while safeguarding our brands and competitive strengths; and

•	optimizing our capital structure to help generate positive free cash flows.
Our leading position in each of our countries provides us with the visibility to timely identify new challenges and adjust our strategy as new opportunities or threats arise.
Structure of Operations
From January 1, 2013, we have managed our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operations are managed by segment managers, how our operating performance is evaluated by our chief operating decision makers and the structure of our internal financial reporting. We have changed our presentation of certain components of our operating expenses to better reflect how cost centers are managed under our new operating model, with no impact on consolidated operating loss or cash flows. The change in our reportable segments has been reflected in Item 8, Note 20, "Segment Data", as well as in the tables below, and the corresponding information for comparable periods has been recast to conform to the current period presentation. The change in composition of our operating segments had no impact on previously reported consolidated net revenues or consolidated net loss for the years ended December 31, 2012 and 2011.
We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
Free cash flow is defined as cash flows from operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash. OIBDA, as defined above, and free cash flow may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 8, Note 20, "Segment Data".
Summary of Results
The following sections contain references to like-for-like (“% Lfl”), or constant currency, percentage movements. These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes.
The following tables provide a summary of our consolidated results for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Net revenues	$691,034	$772,085	(10.5)%	(11.9)%	$772,085	$864,782	(10.7)%	(1.6)%
OIBDA	(46,455)	125,422	Nm (1)	Nm (1)	125,422	167,002	(24.9)%	(16.2)%
Operating (loss) / income	$(183,121)	$(488,193)	62.5%	62.6%	$(488,193)	$6,792	Nm (1)	Nm (1)
(1) Number is not meaningful.
Our financial results for 2013 were negatively impacted primarily by the adverse reaction of advertisers and agencies to our initiatives to increase television advertising prices in the Czech Republic, which resulted in their withdrawing or withholding advertising from our channels in that country. The reaction by advertisers and agencies in the Czech Republic also negatively affected behavior of clients in the Slovak Republic who advertise in both markets. The decrease in our television advertising revenues was only partially offset by increases in carriage fees in Bulgaria and Romania.

Index

Costs charged in arriving at OIBDA increased by 14% in 2013 compared to 2012. On a constant currency basis costs increased 12% in 2013 compared to 2012, and included programming impairment of US$ 60.4 million as our new management reassessed the likely future usage of our program library, US$ 18.6 million of restructuring charges and US$ 7.1 million of severance charges.
During 2013 we recognized impairment charges in respect of goodwill and intangible assets amounting to US$ 79.7 million, compared to US$ 522.5 million in 2012. This lower impairment charge, along with a decrease in depreciation and amortization, more than offset the decrease in OIBDA and resulted in a smaller operating loss for 2013 compared to 2012.
We remained market leaders during 2013 in terms of audience share in all of the countries in which we operate. Due to our targeted investments in programming and channel launches, all-day audience shares increased during 2013 compared to 2012 by more than two percentage points in the Czech Republic and just under two percentage points in Romania and the Slovak Republic. These audience shares give us a strong advantage over our competition, and we intend to capitalize on this by concentrating our efforts on improving the monetization of our audiences, particularly in the Czech Republic.
Free Cash Flow

	For the Year Ending December 31, (US$ 000's)
	2013	2012	Movement	2012	2011	Movement
Net cash (used in) / generated from operating activities	$(64,198)	$(30,027)	113.8%	$(30,027)	$29,638	Nm (1)
Capital expenditures, net	(30,136)	(32,426)	(7.1)%	(32,426)	(33,101)	(2.0)%
Free cash flow	$(94,334)	$(62,453)	51.0%	$(62,453)	$(3,463)	Nm (1)
(1) Number is not meaningful.

	December 31, 2013	December 31, 2012	Movement
Cash and cash equivalents	$104,996	$140,393	(25.2)%
Our negative free cash flow in 2013 was US$ 94.3 million, compared to negative free cash flow of US$ 62.5 million in 2012. This decline is largely due to significantly lower television advertising revenues in the Czech Republic and Slovak Republic and the subsequent decrease in cash receipts in 2013 compared to 2012. We also made cash payments for restructuring amounting to US$ 13.3 million during 2013. The impact of lower cash receipts and restructuring payments was partially offset by our efforts to conserve cash, including, among other actions, delaying payments to studios for acquired programming. We ended the year with cash of US$ 105.0 million compared to US$ 140.4 million at December 31, 2012.
Liquidity, Going Concern and Financing Transactions
We continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral or cancellation of development projects. We have also delayed the settlement of payment obligations with a number of key suppliers, including payments due under contracts for acquired programming, which has resulted in our accounts payable and accrued liabilities increasing to US$ 296.4 million at December 31, 2013 compared to US$ 255.7 million at December 31, 2012 and US$ 240.0 million at December 31, 2011. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, our cash interest costs and the need to improve our payables position will result in increased operating cash outflows during 2014 compared to 2013. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources this year to fund our operations as well as our debt service and other obligations as they become due.
We have been evaluating options to improve our liquidity in light of our results for 2013, outlook for 2014 and our plan to improve our payables position. In this respect, we have entered into a Framework Agreement with Time Warner pursuant to which we and Time Warner have committed, subject to the terms and conditions thereof, to undertake a series of financing transactions to enhance our overall liquidity and cash flow (see Item 8, Note 25, "Subsequent Events"). We are seeking to raise up to approximately US$ 545.0 million in new indebtedness through these transactions to enable us to refinance the 2016 Fixed Rate Notes and for general corporate purposes. These transactions, if closed, will significantly reduce the amount of cash interest to be paid in the coming years by replacing cash pay indebtedness with non-cash pay indebtedness and will provide sufficient liquidity to fund our operations and relieve pressure on our working capital position. Based on our current projections, once closed these transactions will position the Company to be free cash flow positive beginning in 2015, and we expect to use this positive free cash flow to repay the amounts drawn under the Time Warner Revolving Credit Facility such that the entire balance drawn is repaid at or prior to its maturity on December 1, 2017.
If the Rights Offering and other financing transactions contemplated by the Framework Agreement are not closed, we will need other external sources of capital to continue our operations, including through other debt or equity financing transactions or asset sales, which may not be available or may not be available on acceptable terms. If these actions are not successful, and we are unable to continue to delay payments to some of our major suppliers, we will not have sufficient liquidity to continue to fund our operations in the middle of 2014.
Management Changes

•	On August 21, 2013, Adrian Sarbu resigned as President, Chief Executive Officer, and a Director of the Company.

•	Michael Del Nin and Christoph Mainusch were appointed as Co-Chief Executive Officers of the Company, effective September 16, 2013.

•	On October 29, 2013, David Sach, Chief Financial Officer, left the Company and David Sturgeon, Deputy Chief Financial Officer, was appointed as the Company's Acting Chief Financial Officer.

•	On November 15, 2013, Anthony Chhoy, Executive Vice President and Head of Strategic Planning and Operations, left the Company.

•	During the final three months of 2013, and in January 2014, new appointments to country leadership were announced in Bulgaria, the Czech Republic, Romania and the Slovak Republic.

Index

Market Information
After adjusting for inflation, we estimate that real gross domestic product ("GDP") in our territories remained flat overall during 2013 compared to 2012. Real private consumption is also estimated to be flat overall during 2013. Despite our efforts to increase advertising prices in our operating countries, the overall macro-economic environment did not support an increase in television advertising spending during 2013.
The following table sets out our estimates of television advertising spending net of discounts by country (in US$ millions) for the years set forth below:

Country	2013	2012	2011
Bulgaria	$106	$111	$119
Croatia	99	103	115
Czech Republic	314	351	368
Romania*	193	196	209
Slovak Republic	125	137	139
Slovenia	73	78	84
Total CME Markets	$910	$976	$1,034
Growth rate	(7)%	(6)%	0%
*    Romania market excludes Moldova.
Source: CME estimates, quoted using the 2013 average exchange rate for all periods presented above.
On a constant currency basis, television advertising spending in our markets declined overall by 7% in 2013 compared to the previous year. The most significant decrease was in the Czech Republic, where the market is estimated to have decreased by 10% due in large part to our pricing initiatives described above. This also had a negative impact on the television advertising market in the Slovak Republic. The decline in Bulgaria was due to a decrease in average market prices amid heavy competition as well as a decrease in our GRPs sold during the first quarter while our channels were not distributed on cable platforms during carriage fee negotiations. The decrease in Slovenia is attributable to recent banking sector problems and political instability. Television advertising spending declined in Croatia and Romania, however our market shares in those countries rose as our television advertising revenue increased.
Segment Performance

	NET REVENUES
	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Bulgaria	$87,448	$85,241	2.6%	(0.1)%	$85,241	$95,663	(10.9)%	(3.7)%
Croatia	61,864	59,299	4.3%	2.5%	59,299	63,674	(6.9)%	1.5%
Czech Republic	191,824	278,097	(31.0)%	(30.5)%	278,097	313,947	(11.4)%	(2.3)%
Romania	208,077	195,551	6.4%	2.9%	195,551	216,323	(9.6)%	2.6%
Slovak Republic	82,404	96,174	(14.3)%	(16.6)%	96,174	105,091	(8.5)%	(1.1)%
Slovenia	66,656	68,895	(3.2)%	(5.6)%	68,895	76,512	(10.0)%	(2.8)%
Intersegment revenues	(7,239)	(11,172)	Nm(1)	Nm (1)	(11,172)	(6,428)	Nm (1)	Nm (1)
Total Net Revenues	$691,034	$772,085	(10.5)%	(11.9)%	$772,085	$864,782	(10.7)%	(1.6)%

Index

	OIBDA
	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Bulgaria	$13,391	$13,121	2.1%	(1.7)%	$13,121	$11,137	17.8%	26.6%
Croatia	8,258	7,924	4.2%	4.8%	7,924	4,310	83.9%	94.0%
Czech Republic	(11,287)	106,265	Nm (1)	Nm (1)	106,265	145,691	(27.1)%	(19.7)%
Romania	6,081	17,616	(65.5)%	(66.5)%	17,616	30,789	(42.8)%	(34.3)%
Slovak Republic	(19,859)	8,604	Nm (1)	Nm (1)	8,604	9,491	(9.3)%	(2.4)%
Slovenia	9,254	14,933	(38.0)%	(39.1)%	14,933	19,928	(25.1)%	(19.9)%
Eliminations	(32)	(759)	Nm (1)	Nm (1)	(759)	(12)	Nm (1)	Nm (1)
Total operating segments	5,806	167,704	(96.5)%	(96.5)%	167,704	221,334	(24.2)%	(16.6)%
Corporate	(52,261)	(42,282)	(23.6)%	(23.6)%	(42,282)	(54,332)	22.2%	17.9%
Consolidated OIBDA	$(46,455)	$125,422	Nm (1)	Nm (1)	$125,422	$167,002	(24.9)%	(16.2)%

(1)	Number is not meaningful.

Bulgaria

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$65,569	$72,535	(9.6)%	(11.9)%	$72,535	$84,019	(13.7)%	(6.9)%
Carriage fees and subscriptions	16,179	7,552	114.2%	108.0%	7,552	5,959	26.7%	38.2%
Other	5,700	5,154	10.6%	7.6%	5,154	5,685	(9.3)%	(1.0)%
Net revenues	87,448	85,241	2.6%	(0.1)%	85,241	95,663	(10.9)%	(3.7)%
Costs charged in arriving at OIBDA	74,057	72,120	2.7%	0.2%	72,120	84,526	(14.7)%	(7.7)%
OIBDA	$13,391	$13,121	2.1%	(1.7)%	$13,121	$11,137	17.8%	26.6%

Television advertising spending in Bulgaria declined 4% in 2013 compared to the prior year. The Bulgaria segment reported net revenues of US$ 87.4 million for 2013 compared to US$ 85.2 million in 2012, an increase of 3% on an actual basis, or broadly flat on a constant currency basis. Our Bulgaria operations reported a decline in television advertising revenues in 2013 primarily due to the impact of our negotiations with a major satellite operator in Bulgaria during the first three months of the year regarding our carriage fees, which resulted in lower coverage and audience shares when transmission of our channels was suspended during these negotiations. Following the successful conclusion of the majority of our negotiations with the cable, satellite and Internet Protocol television ("IPTV") operators in Bulgaria, our carriage fee revenues doubled during 2013 compared to 2012, which more than offset the decrease in television advertising revenue. The 4% decrease in net revenues in 2012 compared to 2011 on a constant currency basis was due primarily to a 7% decrease in television advertising revenues at constant rates, which was broadly in line with the contraction in the advertising market, partially offset by an increase in carriage fees and subscription revenues.
Costs charged in arriving at OIBDA increased by 3% in 2013, compared to 2012. On a constant currency basis, costs were broadly flat compared to 2012 as we were able to offset an increase in content costs, in response to increased investment by competitors, by savings in other costs. The 8% decrease in costs in 2012 compared to 2011 on a constant currency basis was due primarily to a decrease in content costs and selling, general and administrative expenses initiated to offset the decline in advertising revenues.
Our Bulgaria segment reported OIBDA of US$ 13.4 million for 2013 compared to US$ 13.1 million in 2012, an increase of US$ 0.3 million. OIBDA increased by US$ 2.0 million in 2012 compared to 2011.

Index

Croatia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$54,672	$52,769	3.6%	1.8%	$52,769	$59,489	(11.3)%	(3.1)%
Carriage fees and subscriptions	1,725	1,054	63.7%	60.2%	1,054	605	74.2%	94.1%
Other	5,467	5,476	(0.2)%	(2.3)%	5,476	3,580	53.0%	59.8%
Net revenues	61,864	59,299	4.3%	2.5%	59,299	63,674	(6.9)%	1.5%
Costs charged in arriving at OIBDA	53,606	51,375	4.3%	2.1%	51,375	59,364	(13.5)%	(5.4)%
OIBDA	$8,258	$7,924	4.2%	4.8%	$7,924	$4,310	83.9%	94.0%
Television advertising spending in Croatia declined 4% in 2013 compared to the prior year. The Croatia segment reported net revenues of US$ 61.9 million for 2013 compared to US$ 59.3 million in 2012, an increase of 4% on an actual basis, or 3% on a constant currency basis. This increase was due primarily to an increase in television advertising revenue and reflected an increase in our advertising prices that more than offset a decrease in GRPs sold during the year. The 2% increase in net revenues in 2012 compared to 2011 on a constant currency basis resulted from a decline in advertising revenues that was more than offset by an increase in other revenues related to the distribution of 'Lara's Choice' to CME broadcasters in other countries.
Costs charged in arriving at OIBDA increased by 4% in 2013 compared to 2012. On a constant currency basis costs increased by 2% in 2013 compared to 2012 primarily as a result of programming impairment related to a life-of-series product that no longer attracts an audience. The 5% decrease in costs in 2012 compared to 2011 on a constant currency basis was due to a decrease in content costs and selling, general and administrative expenses initiated to offset the decline in advertising revenues.
Our Croatia segment generated OIBDA of US$ 8.3 million for 2013 compared to OIBDA of US$ 7.9 million in 2012, an increase of US$ 0.4 million. OIBDA increased by US$ 3.6 million in 2012 compared to 2011.

Czech Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$153,640	$229,655	(33.1)%	(32.5)%	$229,655	$271,538	(15.4)%	(6.7)%
Carriage fees and subscriptions	11,243	11,297	(0.5)%	(0.2)%	11,297	11,365	(0.6)%	10.4%
Other	26,941	37,145	(27.5)%	(27.4)%	37,145	31,044	19.7%	31.1%
Net revenues	191,824	278,097	(31.0)%	(30.5)%	278,097	313,947	(11.4)%	(2.3)%
Costs charged in arriving at OIBDA	203,111	171,832	18.2%	18.7%	171,832	168,256	2.1%	12.7%
OIBDA	$(11,287)	$106,265	Nm1	Nm1	$106,265	$145,691	(27.1)%	(19.7)%

(1)	Number is not meaningful.
Our advertising pricing initiatives in the Czech Republic were met with significant resistance from certain media agencies and clients during 2013, and they held back some of their investments in advertising on our channels. As a result of this decrease in GRPs consumed, the television advertising market in the Czech Republic is estimated to have decreased by 10% in 2013 compared to the prior year. This is a slight improvement from the estimated decrease of 14% in the market during the first half of 2013 reflecting spending from clients that started advertising on our channels again during the second half of the year. This resulted in net revenues of US$ 191.8 million for 2013 compared to US$ 278.1 million in 2012, a decrease of 31% on both an actual and constant currency basis. Carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected, and negotiations will continue during 2014. Additionally, we discontinued broadcasting MTV Czech at the end of 2013, and as a result, carriage fee revenues in the Czech Republic will decrease during 2014. However, this will be more than offset by savings from the associated costs. The 2% decrease in net revenues in 2012 compared to 2011 on a constant currency basis is due primarily to a decrease in television advertising revenue because advertisers did not fully honor their annual spending commitments in 2012. Due to the failure of advertisers to meet their annual commitment targets, we issued significantly lower agency volume bonuses in 2012 than anticipated, and much lower than in 2011. This partially mitigated the financial impact of lower advertising spending. The decrease in advertising revenue was also partially offset by a full year of operations from Bontonfilm, which was acquired on June 30, 2011.
Costs charged in arriving at OIBDA increased by 18% in 2013 compared to 2012, or 19% on a constant currency basis. This reflects the continuing investment in programming and the full year impact of launching three new channels since July 2012, as well as impairment of acquired program rights and local productions amounting to US$ 11.5 million. The 13% increase in costs in 2012 compared to 2011 on a constant currency basis is primarily due to an increase in content and other costs associated with new channel launches as well as an increase in costs from Bontonfilm.
Our Czech Republic segment reported an OIBDA loss of US$ 11.3 million for 2013 compared to positive OIBDA of US$ 106.3 million in 2012, a decrease of US$ 117.6 million. OIBDA decreased by US$ 39.4 million in 2012 compared to 2011.

Index

Romania

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$119,615	$113,191	5.7%	2.4%	$113,191	$135,279	(16.3)%	(5.0)%
Carriage fees and subscriptions	24,792	19,590	26.6%	22.2%	19,590	20,402	(4.0)%	9.0%
Other	63,670	62,770	1.4%	(2.0)%	62,770	60,642	3.5%	17.2%
Net revenues	208,077	195,551	6.4%	2.9%	195,551	216,323	(9.6)%	2.6%
Costs charged in arriving at OIBDA	201,996	177,935	13.5%	9.8%	177,935	185,534	(4.1)%	8.6%
OIBDA	$6,081	$17,616	(65.5)%	(66.5)%	$17,616	$30,789	(42.8)%	(34.3)%
Television advertising spending in Romania declined by 1% in 2013 compared to the prior year. The Romania segment reported net revenues of US$ 208.1 million for 2013 compared to US$ 195.6 million in 2012, an increase of 6% on an actual basis, or 3% on a constant currency basis. Our television advertising revenues increased during 2013 compared to 2012 because an increase in average advertising prices realized, due to lower agency volume bonuses, more than offset a decrease in GRPs sold. Net revenues also benefited from an increase in carriage fees following the successful negotiation of contracts with a majority of cable and satellite operators in Romania during 2013. We have now concluded negotiations with all major carriers in Romania and we expect carriage fees there to further increase in 2014 compared to 2013. These increases were partially offset by a decrease in other revenue, resulting from a lower volume of production services. The 3% increase in net revenues in 2012 compared to 2011 on a constant currency basis was due to a 5% decrease in television advertising revenues at constant currencies, broadly in line with the decline in the advertising market, more than offset by an increase in other revenues related primarily to an increase in third-party production services.
Costs charged in arriving at OIBDA increased by 14% in 2013 compared to 2012. On a constant currency basis costs increased 10% primarily as a result of an increase in content costs due to US$ 24.1 million of impairment of program rights and local productions which cannot be profitably exploited. The 9% increase in costs in 2012 compared to 2011 on a constant currency basis was due to a new channel launch and an increase in content costs due to programming impairment charges of US$ 10.6 million relating to expiring foreign programming content for which we were unable to agree on extensions to the license periods before year-end.
Our Romania segment generated OIBDA of US$ 6.1 million in 2013 compared to OIBDA of US$ 17.6 million in 2012, a decrease of US$ 11.5 million. OIBDA decreased by US$ 13.2 million in 2012 compared to 2011.

Slovak Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$78,228	$87,833	(10.9)%	(13.3)%	$87,833	$99,084	(11.4)%	(4.3)%
Carriage fees and subscriptions	1,106	571	93.7%	87.1%	571	—	100.0%	100.0%
Other	3,070	7,770	(60.5)%	(61.8)%	7,770	6,007	29.3%	41.6%
Net revenues	82,404	96,174	(14.3)%	(16.6)%	96,174	105,091	(8.5)%	(1.1)%
Costs charged in arriving at OIBDA	102,263	87,570	16.8%	13.6%	87,570	95,600	(8.4)%	(1.0)%
OIBDA	$(19,859)	$8,604	Nm1	Nm1	$8,604	$9,491	(9.3)%	(2.4)%
(1)    Number is not meaningful.
Television advertising spending in the Slovak Republic declined 9% in 2013 compared to the prior year. Our advertising pricing initiatives undertaken in the Czech Republic affected the behavior of some of our clients in both markets. This had a negative impact on our television advertising revenues, and consequently on television advertising spending in the Slovak Republic during 2013. Our Slovak Republic operations reported net revenues of US$ 82.4 million for 2013 compared to US$ 96.2 million in 2012, a decrease of 14% on an actual basis, or 17% on a constant currency basis. The 1% decrease in net revenues in 2012 compared to 2011 on a constant currency basis was due to a decrease in average advertising prices driving a decrease in advertising revenues, partially offset by an increase in other revenue from distribution of content to other segments.
Costs charged in arriving at OIBDA increased by 17% in 2013 compared to 2012. On a constant currency basis costs increased 14% in 2013 compared to 2012 reflecting the costs associated with two additional channels as well as an increase in content costs, which included impairment of program rights and local productions amounting to US$ 21.1 million. The 1% decrease in costs in 2012 compared to 2011 on a constant currency basis was due to a decrease in transmission costs following the switch to digital terrestrial transmission during 2011.
Our Slovak Republic segment reported an OIBDA loss of US$ 19.9 million in 2013 compared to positive OIBDA of US$ 8.6 million in 2012, a decrease of US$ 28.5 million. OIBDA decreased by US$ 0.9 million in 2012 compared to 2011.

Index

Slovenia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Television advertising	$57,054	$60,250	(5.3)%	(7.5)%	$60,250	$69,848	(13.7)%	(7.0)%
Carriage fees and subscriptions	3,945	3,293	19.8%	16.0%	3,293	1,245	164.5%	181.2%
Other	5,657	5,352	5.7%	2.6%	5,352	5,419	(1.2)%	7.8%
Net revenues	66,656	68,895	(3.2)%	(5.6)%	68,895	76,512	(10.0)%	(2.8)%
Costs charged in arriving at OIBDA	57,402	53,962	6.4%	3.6%	53,962	56,584	(4.6)%	3.3%
OIBDA	$9,254	$14,933	(38.0)%	(39.1)%	$14,933	$19,928	(25.1)%	(19.9)%
Recent banking-sector problems and the ongoing political instability in Slovenia contributed to a significant increase of the country's sovereign risk. These political and economic challenges contributed to a decline in television advertising spending of 7% in 2013 compared to the prior year. This is a slight improvement from the decline of 10% in the first half of 2013. Our Slovenia segment reported net revenues of US$ 66.7 million for 2013 compared to US$ 68.9 million in 2012, a decrease of 3% on an actual basis, or 6% on a constant currency basis, reflecting a decline in television advertising revenues consistent with the decline in television advertising spending in the market. The 3% decrease in net revenues in 2012 compared to 2011 on a constant currency basis was due to a decrease in advertising revenues, broadly in line with the decline in the advertising market, partially offset by a slight increase in subscription revenue from subscription television channels.
Costs charged in arriving at OIBDA increased by 6% in 2013 compared to 2012. On a constant currency basis costs increased 4% compared to 2012 due primarily to an increase in content costs as a result of airing more expensive programming on the cable channels in order to counter increased competition for audience share in that market. The 3% increase in costs in 2012 compared to 2011 on a constant currency basis was due to an increase in transmission costs that were partially subsidized in 2011 during the transition to digital terrestrial transmission and content costs for the subscription package of channels.
Our Slovenia segment generated OIBDA of US$ 9.3 million in 2013 compared to OIBDA of US$ 14.9 million in 2012, a decrease of US$ 5.6 million. OIBDA decreased by US$ 5.0 million in 2012 compared to 2011.
Future Trends
The economic outlook for the countries in which we operate remains uncertain; however, external analysts currently assume recession related risks have receded and project a modest recovery in 2014 in our largest markets. Improvement in growth rates for gross domestic product and consumer spending would provide support for growth in television advertising spending. We believe our leading audience shares provide tremendous reach for advertisers and position us to benefit when television advertising spending increases or television advertising prices increase.
We expect to continue making efficient targeted investments in programming to maintain our audience share leadership. We have entered contract negotiations with our suppliers of acquired programming to obtain a better selection of products with additional rights at much lower prices that better reflect the potential of those products to generate revenue. Furthermore, we continue to implement cost efficiencies in our local productions keeping in mind our strategy of maintaining our leading audience shares. While new contracts with the major studios are expected to reduce the cost of new foreign programming, the impact will not be visible in our content costs until we have exploited more titles in the existing programming library, which is not expected before 2015. Of the total content costs that we anticipate recognizing during 2014, less than half are expected to relate to programming acquired from the major studios.
The top operational priority for management is to improve the performance of our operations in the Czech Republic, with a particular focus on restoring the demand for advertising on our television channels. While we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. Due to the changes in our sales policy in the Czech Republic for 2014 and our decision to present it to the market earlier than we have in previous sales cycles, we have signed advertising spending commitments in 2014 in the Czech Republic totaling US$ 144.0 million as of February 17, 2014, which is well ahead of the pace of last year when US$ 77.8 million of advertising spending commitments were signed as of February 17, 2013. However, total commitments are behind that of 2012, when US$ 172.3 million of spending commitments were signed as of February 17, 2012. While the changes made to the sales policy in the Czech Republic have improved the volume of commitments signed so far, the average price we expect to realize on these commitments during 2014 is expected to be similar to 2012 levels but below 2013 levels for advertising sold.
We intend to achieve a better return on our content by charging higher carriage fees to carriers distributing our channels on their platforms, including satellite, cable and IPTV, which better reflects the value those carriers are deriving from transmitting our channels. In Bulgaria, successful negotiations with the majority of carriers led to a significant increase in carriage fees in 2013 compared to 2012. We have now concluded negotiations with all major carriers in Romania and we expect carriage fees there to increase further in 2014 compared to 2013. Carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected, and negotiations will continue during 2014. Additionally, we discontinued broadcasting MTV Czech at the end of 2013, and as a result, carriage fee revenues in the Czech Republic will decrease during 2014. However, this will be more than offset by savings from the associated costs.
Following the restructuring that was completed by the end of 2013, we expect the decentralized organizational structure and increased efficiency in the country operations to bring approximately US$ 30.0 million of annual cost savings in 2014 when compared to 2012. We will continue to look to optimize the costs of our operations in 2014.
Pending closing of the Rights Offering and other financing transactions contemplated by the Framework Agreement, our net debt will increase. The resulting impact on interest expense will largely offset the expected savings resulting from the 2016 Fixed Rate Notes repurchased and canceled in June 2013. However, we expect our cash interest burden to decrease by up to approximately US$ 43.8 million starting in 2015 because interest on the new indebtedness will be paid-in-kind. Proceeds from the transactions will also be used to improve our payables position.
We plan to focus on building our core television broadcasting assets in each country. As a result, we have very recently commenced the process of divesting certain non-core businesses such as theatrical and home video distribution. While some of these businesses have strong market positions and financial performance, we believe the Company is better served by a sharper focus on our unique portfolio of broadcasting assets.

Index

II.    Analysis of the Results of Operations and Financial Position

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2013	2012	% Act	% Lfl	2012	2011	% Act	% Lfl
Revenue:
Television advertising	$528,778	$616,233	(14.2)%	(15.3)%	$616,233	$719,257	(14.3)%	(5.8)%
Carriage fees and subscriptions	58,990	43,357	36.1%	32.8%	43,357	39,576	9.6%	22.5%
Other revenue	103,266	112,495	(8.2)%	(10.3)%	112,495	105,949	6.2%	18.1%
Net Revenues	691,034	772,085	(10.5)%	(11.9)%	772,085	864,782	(10.7)%	(1.6)%
Operating expenses:
Content costs	427,771	368,256	16.2%	13.9%	368,256	393,463	(6.4)%	3.0%
Other operating costs	140,898	139,035	1.3%	(0.8)%	139,035	133,183	4.4%	15.3%
Depreciation of property, plant and equipment	40,771	44,498	(8.4)%	(10.3)%	44,498	56,581	(21.4)%	(13.0)%
Amortization of broadcast licenses and other intangibles	16,219	46,627	(65.2)%	(65.9)%	46,627	34,881	33.7%	45.3%
Cost of revenues	625,659	598,416	4.6%	2.5%	598,416	618,108	(3.2)%	6.6%
Selling, general and administrative expenses	150,220	139,372	7.8%	6.3%	139,372	171,134	(18.6)%	(11.3)%
Restructuring costs	18,600	—	Nm (1)	Nm (1)	—	—	—	—
Impairment charge	79,676	522,490	(84.8)%	(84.7)%	522,490	68,748	Nm (1)	Nm (1)
Operating (loss) / income	$(183,121)	$(488,193)	62.5%	62.6%	$(488,193)	$6,792	Nm (1)	Nm (1)
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets declined by 7% in 2013 compared to 2012 and by 6% in 2012 compared to 2011, adversely impacting our television advertising revenues. See "Segment Performance" above for additional information on television advertising revenues.
Carriage fees and subscriptions: On a constant currency basis, carriage fees and subscriptions revenue increased 33% in 2013 compared to 2012, primarily as a result of increased carriage fee pricing in Bulgaria and Romania. Carriage fees and subscriptions revenue increased 23% in 2012 as compared to 2011 on a constant currency basis, primarily due to increased subscribers to Voyo. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues decreased 10% in 2013 compared to 2012, primarily due to the termination of certain distribution agreements of Bontonfilm. The 18% increase in 2012 compared to 2011 is due the full year impact of Bontonfilm in 2012, following its acquisition in the middle of 2011.
Cost of revenues: Our total cost of revenues increased by US$ 27.2 million, or 5%, during 2013 compared to 2012. On a constant currency basis, our total cost of revenues increased by 3% during the period due to increased content costs as a result of programming impairment charges, which were offset partially by lower amortization of broadcast licenses and other intangible assets following the impairment of certain of our broadcast licenses and other intangible assets in 2012 as well as lower depreciation of property, plant and equipment.
Our total cost of revenues for 2012 decreased by US$ 19.7 million, or 3%, compared to 2011. On a constant currency basis, our total cost of revenues increased by 7% during the period, reflecting increased operating costs, content costs and amortization of broadcast licenses and other intangibles following the revision of our estimate of the remaining useful life of certain of our broadcast licenses as of January 1, 2012. These increases were partially offset by a decrease in depreciation of property, plant and equipment.
Content costs: Content costs (including production costs and amortization of programming rights) increased by US$ 59.5 million , or 16%, during 2013 compared to 2012. On a constant currency basis, the increase of 14% reflects charges to write down certain programming to its net realizable value following our periodic review of the recoverability of our programming library across our operating segments. We recorded programming impairment charges of US$ 60.4 million in 2013 as compared to US$ 18.6 million in 2012. The programming impairment charges relate to foreign acquired programming for which we were unable to agree upon extensions with the content providers, and which cannot be profitably exploited prior to the expiration date, as well as certain own-produced local content which is no longer deemed to be recoverable due to changes in the competitive landscape and our new management's content strategy.
Content costs decreased by US$ 25.2 million, or 6%, during 2012 compared to 2011. On a constant currency basis, the increase of 3% during 2012 compared to 2011 reflected higher investment in our programming schedules to maintain our audience leadership in some of our territories where competition has been intense. We recorded programming impairment charges of US$ 18.6 million primarily relating to expiring foreign programming content for which we were unable to agree on extensions to the license periods. Content costs include the costs associated with providing content for the buildout of Voyo. We prospectively applied a change in estimates in respect of programming expense during the second half of 2011. The impact of this change was to reduce amortization for the first six months of 2012 by approximately US$ 3.8 million.
Other operating costs: Other operating costs increased by US$ 1.9 million, or 1%, during 2013 compared to 2012. On a constant currency basis costs decreased by 1%. The slight decrease reflects the impact of our cost reduction efforts.
Other operating costs for 2012 increased by US$ 5.9 million, or 4%, compared to 2011. On a constant currency basis, operating costs increased by 15% compared to 2011. We achieved decreases in transmission and staff-related costs, however these were more than offset by the cost of new channel launches, higher cost following the acquisition of Bontonfilm and with the buildout of Voyo.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment decreased by US$ 3.7 million, or 8%, in 2013 compared to 2012. On a constant currency basis, depreciation decreased 10%, reflecting a decrease in capital expenditures in recent years.
Total depreciation of property, plant and equipment in 2012 decreased by US$ 12.1 million, or 21%, as compared to 2011. On a constant currency basis, depreciation decreased 13%, reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 30.4 million, or 65%, in 2013 compared to 2012. On a constant currency basis, the decrease of 66% reflects lower amortization expense due to impairment of amortized intangible assets in 2012 in Bulgaria, Romania and the Slovak Republic. We recorded impairments of broadcast licenses and other amortized intangibles amounting to US$ 31.2 million during the year ended December 31, 2013, which will result in decreased amortization of intangibles in future periods (see Item 8, Note 4, "Goodwill and Intangible Assets").
Total amortization of broadcast licenses and other intangibles increased by US$ 11.7 million, or 34%, in 2012 compared to 2011. On a constant currency basis, the increase of 45% reflects additional amortization of broadcast licenses due to the change in the remaining estimated useful life of our broadcast licenses in Bulgaria, Romania and Slovenia. The impact of this change in estimates was a higher amortization charge amounting to approximately US$ 20.7 million in 2012 compared to 2011. We recorded impairments of broadcast licenses and other amortized intangibles amounting to US$ 208.7 million during 2012.
Selling, general and administrative expenses: Selling, general and administrative expenses increased by US$ 10.8 million during 2013 compared to 2012, primarily due to accruals for severance charges that were not part of our organizational restructuring, including with respect to a former member of our executive management team, which more than offset the current period savings from restructuring and other cost reduction measures.
Selling, general and administrative expenses decreased by US$ 31.8 million in 2012 compared to 2011, primarily due to a reduction in staff-related expenses.
Included in selling, general and administrative expenses are central costs, which decreased by US$ 0.4 million, or 1%, during 2013 compared to 2012, reflecting cost saving as a result of our restructuring efforts, which is largely offset by executive severance as mentioned above. Central costs decreased by US$ 12.1 million, or 22%, in 2012 compared to 2011, reflecting a reduction in staff-related expenses following the redeployment of central headcount into operational positions and lower compensation expenses.
Central costs include a charge of US$ 4.2 million in respect of non-cash stock-based compensation which is not allocated to our operating segments, a decrease of US$ 0.1 million compared to 2012 (see Item 8, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 18.6 million during the year ended December 31, 2013 as we reorganized our business to streamline central resources and reflect how operating performance within the Company is evaluated by our chief operating decision makers, how our operations are managed by segment managers, and the structure of our internal financial reporting. Following the restructuring that was completed during 2013, we expect approximately US$ 30.0 million of annual cost savings starting in 2014 when compared to 2012. We will continue to look to optimize the costs of our operations in 2014.
Impairment charge: We recognized impairment charges amounting to US$ 79.7 million in respect of goodwill and other intangible assets in 2013. Our latest forecasts reflect our new management's focus on building our core television broadcasting assets in each country which includes significant downward revisions in our estimates of the cash flows that certain operations will generate in future periods. The impairments recorded included US$ 12.3 million related to the bTV trademark in Bulgaria, US$ 23.6 million related to the customer relationships intangible in Bulgaria, US$ 7.6 million to fully impair the broadcast license in Slovenia, and US$ 36.2 million related to goodwill in Bulgaria and Slovenia (see Item 8, Note 4, "Goodwill and Intangible Assets"). In connection with our 2013 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
We recognized impairment charges amounting to US$ 522.5 million in respect of goodwill, tangible and intangible assets in 2012. Due to the lack of recovery in our markets in the fourth quarter of 2012, we made significant downward revisions in our estimates of the cash flows that our operations will generate in future periods. The impairments recorded included US$ 7.2 million related to the bTV trademark in Bulgaria, US$ 28.1 million to fully impair the customer relationship intangible in the Slovak Republic, US$ 180.6 million to fully impair the broadcast licenses in Bulgaria, Romania and the Slovak Republic, US$ 297.9 million related to goodwill in Bulgaria and the Czech Republic, and US$ 8.7 million related to long-lived assets (see Item 8, Note 4, "Goodwill and Intangible Assets").
We recognized impairment charges totaling US$ 68.7 million in 2011 which reflected a US$ 4.3 million write-down of the trademark and a US$ 53.4 million write-down of goodwill in Bulgaria, as well as US$ 11.0 million related to the write-off of goodwill in the former production services reporting unit, which is included in the Romania reporting unit following our change in segments as of January 1, 2013. We revised our estimates of future cash flows in each of these reporting units during the final quarter of 2011 primarily to reflect our revised expectations of uncertainty in the Eurozone and its periphery on our Bulgaria operations and an expectation of challenges in growing third party revenues for production services.
Operating loss: The operating loss for 2013 was US$ 183.1 million compared to operating loss of US$ 488.2 million in 2012. The decline in operating loss was largely due to lower impairment of goodwill and other intangible assets in the current year. Excluding the impact of the impairments, operating loss for 2013 would have been US$ 103.4 million as compared to operating profit of US$ 34.3 million in 2012. The decline in underlying profitability is largely due to decreased revenues as a result of the significant resistance to our efforts to increase pricing, particularly in the Czech Republic, impairment charges for non-realizable programming assets and restructuring costs.
The operating loss for 2012 was US$ 488.2 million compared to operating income of US$ 6.8 million in 2011, primarily as a result of the impairments recognized related to goodwill, tangible and intangible assets. Excluding the impact of the impairments, our operating income for 2012 and 2011would have been US$ 34.3 million and US$ 75.5 million, respectively.
Our operating margin was (26.5)% during 2013, compared to (63.2)% in 2012 and 0.8% in 2011. Excluding the impact of non-cash goodwill and other intangible asset impairment charges, our operating margins were (15.0)%, 4.4% and 8.7% during 2013, 2012 and 2011, respectively.

Index

II (f) Other income / (expense) items for the years ending December 31, 2013, 2012 and 2011.

	Other Income / (Expense)
	For the Year Ending December 31, (US$ 000's)
	2013	2012	% Act	2012	2011	% Act
Interest income	$504	$779	(35.3)%	$779	$2,753	(71.7)%
Interest expense	(111,869)	(127,770)	12.4%	(127,770)	(135,553)	5.7%
Loss on extinguishment of debt	(23,115)	(198)	Nm (1)	(198)	(25,904)	99.2%
Foreign currency exchange gain / (loss), net	19,530	4,922	Nm (1)	4,922	(31,124)	Nm (1)
Change in fair value of derivatives	104	49,027	Nm (1)	49,027	7,281	Nm (1)
Other (expense) / income	(591)	901	Nm (1)	901	1	Nm (1)
Credit / (provision) for income taxes	17,025	14,139	20.4%	14,139	(3,850)	Nm (1)
Net loss attributable to noncontrolling interests	3,882	10,713	(63.8)%	10,713	4,993	114.6%
Currency translation adjustment, net	$(58,200)	$28,651	Nm (1)	$28,651	$(59,430)	Nm (1)
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.5 million, US$ 0.8 million and US$ 2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The year-over-year declines are primarily the result of lower average cash balances.
Interest expense: Interest expense for the years ended December 31, 2013, 2012 and 2011 was US$ 111.9 million, US$ 127.8 million and US$ 135.6 million, respectively. The decrease in interest expense is largely due to the repurchases of the 2013 Convertible Notes and 2014 Floating Rate Notes in 2012 and the repurchase of a portion of the 2016 Fixed Rate Notes in 2013 (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 16, "Interest Expense").
Loss on extinguishment of debt: During 2013, 2012 and 2011, we recognized net losses on the extinguishment of debt of US$ 23.1 million, US$ 0.2 million and US$ 25.9 million, respectively. In 2013, we recognized a loss on the repurchase of a portion of our 2016 Fixed Rate Notes. In 2012, we recognized a loss on the repurchase of a portion of the 2013 Convertible Notes, which was largely offset by a gain on extinguishment of the remaining principal of the 2014 Floating Rate Notes. In 2011, we recorded losses on the extinguishment related to repurchases of a portion of each the 2013 Convertible Notes and the 2016 Fixed Rate Notes.
Foreign currency exchange gain / (loss), net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes, which are denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Beginning in the fourth quarter of 2013, we classified certain of our intercompany loans as long-term in nature, and therefore no longer record gains or losses on revaluation through the statement of operations and comprehensive income. See discussion under "Currency translation adjustment, net" below.
In 2013, we recognized a net gain of US$ 19.5 million, comprised of transaction gains of US$ 62.5 million relating to the revaluation of intercompany loans, a transaction loss of approximately US$ 42.3 million on the Senior Notes due to the weakening of the dollar against the Euro between January 1, 2013 and December 31, 2013, and transaction losses of US$ 0.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Change in fair value of derivatives: During 2013, we recognized a net gain of US$ 0.1 million as a result of the change in the fair value of an interest rate swap entered into on February 9, 2010. The interest rate swap terminated on April 15, 2013 and there will be no further impact on earnings from this instrument.
During 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 25.0 million related to the derivative for Option Shares (as defined in Item 8, Note 14, "Financial Instruments and Fair Value Measurements") with TW Investor. We also recognized a gain of US$ 0.6 million as a result of the change in the fair value of the interest rate swap entered into on February 9, 2010 and a gain of US$ 0.7 million as a result of the change in fair value of the currency swaps entered into on April 27, 2006. The currency swap terminated on April 15, 2012, the forward sale was completed on June 15, 2012, and we exercised the Company Option (as defined in Item 8, Note 14, "Financial Instruments and Fair Value Measurements") on June 27, 2012. There will be no further impact on earnings from these instruments.
During 2011, we recognized a gain of US$ 0.3 million as a result of the change in the fair value of the interest rate swap, and a gain of US$ 0.2 million as a result of the change in fair value of the call option issued in connection with the restructuring of the Bulgarian operations in 2010. The call option strike price equals the value of the underlying, which is the equity in CME Bulgaria. Therefore, the fair value of the option is US$ nil and there will be no further changes recognized in earnings. We also recognized a gain of US$ 6.8 million as a result of the change in fair value of currency swaps entered into on April 27, 2006.
See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".
Other (expense) / income: We recognized other expense of US$ 0.6 million during 2013 compared to other income of US$ 0.9 million in 2012 and US$ 0.0 million in 2011.

Index

Credit / (provision) for income taxes: The credit for income taxes during 2013 of US$ 17.0 million reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment, which caused the reduction in income tax expense in 2013 compared to 2012.
The credit for income taxes during 2012 of US$ 14.1 million reflects the value of deferred tax benefits that we have realized on impairments, which caused the reduction in income tax expense in 2012 compared to 2011.
The provision for income taxes during 2011 was a net provision of US$ 3.9 million, which reflects valuation allowances in respect of the tax benefit of tax losses. It also includes tax credits in respect of tax losses in our Romanian operations.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 23.0% in Slovakia (see Item 8, Note 18, "Income Taxes").
Net loss attributable to noncontrolling interests: We recognized net losses attributable to noncontrolling interests of US$ 3.9 million, US$ 10.7 million and US$ 5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, related primarily to the noncontrolling interest share of losses in our Bulgaria operations.
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
The dollar weakened overall against the functional currencies of our operations during 2013. Therefore, in 2013, we recognized other comprehensive loss of US$ 58.2 million on the revaluation of our net investments in subsidiaries compared to other comprehensive income of US$ 28.7 million and comprehensive loss of US$ 59.4 million in 2012 and 2011, respectively. Also during the fourth quarter of 2013, we designated certain intercompany loans to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. We recorded a foreign exchange loss of US$ 16.4 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity.
The following table illustrates the amount by which the spot exchange rate of the dollar to the functional currencies of our operations moved between January 1 and December 31 in 2013, 2012 and 2011, respectively:

	For The Year Ending December 31,
	2013	2012	2011
Bulgarian Lev	(4)%	(2)%	3%
Croatian Kuna	(3)%	(2)%	5%
Czech Koruna	4%	(4)%	6%
Euro	(4)%	(2)%	3%
New Romanian Lei	(3)%	1%	4%
The dollar was weaker overall against the functional currencies of our operations between January 1 and December 31, 2013, excluding the Czech Koruna, which was negatively impacted by the foreign exchange intervention of the Czech National Bank in November 2013.
The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the years ending December 31, 2013, 2012 and 2011.

	For The Year Ending December 31,
	2013	2012	2011
Bulgarian Lev	(3)%	8%	(5)%
Croatian Kuna	(2)%	9%	(3)%
Czech Koruna	0%	10%	(7)%
Euro	(3)%	8%	(5)%
New Romanian Lei	(3)%	14%	(4)%
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

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2013, 2012 and 2011.
Percent Change During the Year Ended December 31, 2013
Percent Change During the Year Ended December 31, 2012

Index

Percent Change During the Year Ended December 31, 2011
II (g) Consolidated balance sheet as at December 31, 2013 and December 31, 2012

	Summarized Consolidated Balance Sheet (US$ 000’s)
	December 31, 2013	December 31, 2012	Movement
Current assets	$451,057	$518,551	(13.0)%
Non-current assets	1,510,816	1,656,164	(8.8)%
Current liabilities	316,010	291,364	8.5%
Non-current liabilities	996,972	1,252,084	(20.4)%
Temporary equity	207,890	—	—
CME Ltd. shareholders’ equity	440,108	626,061	(29.7)%
Noncontrolling interests in consolidated subsidiaries	893	5,206	(82.8)%
Current assets: Current assets at December 31, 2013 decreased by US$ 67.5 million compared to December 31, 2012, primarily as a result of the decrease in cash due to the impact of the decline in the television advertising markets on our financial performance, particularly on cash receipts, and a decrease in restricted cash which was deposited in escrow and used to settle the 2013 Convertible Notes when they matured in March 2013.
Non-current assets: Non-current assets at December 31, 2013 decreased by US$ 145.3 million compared to December 31, 2012, primarily due to the impairment of goodwill and other intangible assets (see Item 8, Note 4, "Goodwill and Intangible Assets"), depreciation and amortization expense, and impairment charges related to own-produced programming assets that were deemed to not be realizable.
Current liabilities: Current liabilities at December 31, 2013 increased by US$ 24.6 million compared to December 31, 2012, primarily as a result of the further deferrals of payments to suppliers of acquired programming.
Non-current liabilities: Non-current liabilities at December 31, 2013 decreased by US$ 255.1 million compared to December 31, 2012, primarily as a result of the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013 (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2013 was US$ 207.9 million and represents the accreted value of the Series B Preferred Shares issued June 25, 2013 to TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 186.0 million in 2013, primarily due to the net loss attributable to CME Ltd. of US$ 277.7 million. The decrease was furthered by a decrease in accumulated other comprehensive income of US$ 58.0 million due to the overall impact of the weakening of the dollar on our foreign currency denominated assets and by accretion of the preferred dividend paid-in-kind on our Series B Preferred Shares of US$ 7.9 million. These decreases were partially offset by the net proceeds of US$ 151.7 million from the public equity offering completed during the second quarter of 2013.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at December 31, 2013 decreased US$ 4.3 million compared to December 31, 2012, primarily due to the net loss attributable to noncontrolling interests of our Bulgaria operations and dividends paid.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 35.4 million during 2013. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Year Ending December 31, (US$ 000's)
	2013	2012	2011
Net cash (used in) / generated from operating activities	$(64,198)	$(30,027)	$29,638
Net cash used in investing activities	(30,136)	(32,426)	(42,698)
Net cash provided by / (used in) financing activities	59,321	11,896	(38,168)
Impact of exchange rate fluctuations on cash	(384)	4,564	(6,436)
Net decrease in cash and cash equivalents	$(35,397)	$(45,993)	$(57,664)
Operating Activities
Cash used in operations during 2013 was US$ 64.2 million compared to US$ 30.0 million in 2012, largely due to a reduction in cash receipts, particularly in the Czech Republic following the negative reaction to our pricing initiatives. We also made cash payments for restructuring amounting to US$ 13.3 million during 2013.These cash outflows were partially offset by lower cash paid for programming as a result of deferring payments on acquired programming, which is not likely to repeat in future periods.
Cash used in operations during 2012 was US$ 30.0 million compared to cash generated during 2011 of US$ 29.6 million, due to the impact of the decline in the television advertising market on our financial performance, particularly on cash receipts, and an increase in payments for foreign programming and local production. Our free cash flow in 2011 also benefited from an advance collection program for customers that were granted discounts to pay much earlier than our normal terms, which we did not repeat in 2012.
We paid interest of US$ 108.4 million, US$ 104.7 million and US$ 111.8 million on our Senior Notes, Convertible Notes and credit facilities, collectively, in 2013, 2012 and 2011, respectively.
Investing Activities
Net cash used in investing activities 2013, 2012 and 2011 was US$ 30.1 million, US$ 32.4 million and US$ 42.7 million, respectively. Our investing cash flows consist primarily of capital expenditures for property, plant and equipment. In 2011, we paid US$ 8.8 million, net of cash acquired, for Bontonfilm (see Item 8, Note 3, "Acquisitions and Dispositions").
Financing Activities
Net cash provided by financing activities during 2013 was US$ 59.3 million compared to US$ 11.9 million during 2012. The amount of net cash provided by financing activities in the current year reflected the proceeds from the public and private equity offerings offset by the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013 (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Item 8, Note 13, "Equity"), as well as the decrease in restricted cash deposited with the trustee of the 2013 Convertible Notes which were settled at at maturity in March 2013.
Cash provided by financing activities during 2012 was US$ 11.9 million compared to cash used of US$ 38.2 million during 2011. The amount of net cash provided by financing activities in 2012 reflected proceeds from the issuance of unregistered shares and issuance of additional Senior Notes, reduced by payments made for purchases of our 2013 Convertible Notes and 2014 Floating Rate Notes (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"), as well as the increase in restricted cash deposited with the trustee of the 2013 Convertible Notes for their settlement at maturity.
The US$ 38.2 million of net cash used in 2011 primarily reflects US$ 32.1 million paid in connection with the exchanges of 2013 Convertible Notes for 2015 Convertible Notes and US$ 73.6 million paid to repurchase of a portion of the 2016 Fixed Rate Notes and the 2013 Convertible Notes (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"). These payments were partially offset by net proceeds from credit facilities, which included drawings of US$ 84.9 million from a secured revolving credit facility dated October 21, 2010 among CET 21, CME and the lenders and other parties thereto, which facility has since been repaid.
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. Surplus cash, after funding the ongoing station operations, may be remitted to us, where appropriate. Surplus cash is remitted to us in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2013 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$973,217	$1,280	$637,549	$330,981	$3,407
Long-term debt – interest	276,544	86,602	160,154	29,788	—
Unconditional purchase obligations	261,626	99,786	137,664	23,905	271
Operating leases	24,374	5,899	5,849	3,529	9,097
Capital lease obligations	4,723	1,246	1,962	1,048	467
Other long-term obligations	136,432	34,509	44,303	20,596	37,024
Total contractual obligations	$1,676,916	$229,322	$987,481	$409,847	$50,266
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2013.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2013, we had commitments in respect of future programming of US$ 253.6 million. This includes contracts signed with license periods starting after December 31, 2013.
Operating Leases
For more information on our operating lease commitments see Item 8, Note 21, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations are comprised of digital transmission commitments.
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
III(d)    Cash Outlook
Historically, our operations have generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. During the difficult economic conditions in our markets since the end of 2008, cash flows from operating activities have declined and were negative in 2012 and 2013, despite the implementation of aggressive working capital initiatives. During 2012 and 2013, our cash flows from operating activities were insufficient to cover operating expenses and interest payments and required us to seek other capital resources to fund our operations, our debt service and other obligations.
We continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts, the deferral of programming commitments and capital expenditures and the deferral or cancellation of development projects. We also delayed the settlement of payment obligations with a number of key suppliers, including payments due for acquired programming, which has resulted in our accounts payable and accrued liabilities increasing to US$ 296.4 million at December 31, 2013 compared to US$ 255.7 million at December 31, 2012 and US$ 240.0 million at December 31, 2011. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, our cash interest costs and the need to improve our payables position will result in increased operating cash outflows during 2014 compared to 2013. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need other capital resources this year to fund our operations as well as our debt service and other obligations as they become due.
We have been evaluating options to improve our liquidity in light of our results for 2013, outlook for 2014 and our plan to improve our payables position. In this respect, we have entered into a Framework Agreement with Time Warner pursuant to which we and Time Warner have committed, subject to the terms and conditions thereof, to undertake a series of financing transactions (see Item 8, Note 25, "Subsequent Events") to enhance our overall liquidity and operating cash flow. We have chosen to raise up to approximately US$ 545.0 million in new capital through these transactions to enable us to refinance the 2016 Fixed Rate Notes and for general corporate purposes. These transactions will significantly reduce the amount of cash interest to be paid in the coming years by replacing cash pay indebtedness with non-cash pay indebtedness and will provide sufficient liquidity to fund our operations and relieve pressure on our working capital position. Based on our current projections, once closed these transactions will position the Company to be free cash flow positive beginning in 2015, and we expect to use this positive free cash flow to repay the amounts drawn under the Time Warner Revolving Credit Facility such that the entire balance drawn is repaid at or prior to its maturity on December 1, 2017.
If the Rights Offering and other financing transactions contemplated by the Framework Agreement are not closed, we will need other external sources of capital to continue our operations, including through other debt or equity financing transactions or asset sales, which may not be available or may not be available on acceptable terms. If these actions are not successful, and we are unable to continue to delay payments to some of our major suppliers, we will not have sufficient liquidity to continue to fund our operations in the middle of 2014.

Index

Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Services and B- by Standard & Poor's, both under review for downgrade. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, including maintaining at least US$ 110.0 million of cash. We did not meet this liquidity parameter at December 31, 2013, and will be unable to meet this parameter in the next twelve months if we are unable to complete the Rights Offering and related financing transactions with Time Warner or cannot secure other financing, in which case it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2016 Fixed Rate Notes and 2017 Fixed Rate Notes but there are no indenture constraints on our ability to refinance existing debt.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swap
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s.to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 8, Note 14, "Financial Instruments and Fair Value Measurements"). The interest rate swap agreement expired on April 15, 2013.
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
III(e)    Off-Balance Sheet Arrangements
None.
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
Program Rights
Program rights consist of programming (film and television) acquired from third parties and produced locally, which together form an important component of our station broadcasting schedules. Acquired program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Where the initial airing of content allowed by a license is expected to provide more value than subsequent airings, program rights are amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. These films and series are amortized with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run.
The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an impairment charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the consolidated balance sheet and the annual programming amortization charge recorded in the consolidated statements of operations and comprehensive income. Our analyses of our acquired program library during 2013 resulted in increased content costs due to programming impairment charges of US$ 23.9 million.
Produced Program Rights
We also produce and distribute a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be exploited by transmission on our broadcast stations. In addition to this we also produce feature films which are intended to be exploited initially through exhibition in theaters and subsequently through sales in one or more of the home video, pay TV, free TV, international syndication and internet markets. Finally, we also acquire content from third parties which we distribute through all of the windows mentioned above.
We recognize revenue from filmed content when the revenue recognition criteria are met. In practice, it usually means revenue on the sale of content is recognized when the finished content is available for third parties (unless the license period has not begun).
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
When we recognize revenue on a title, we also recognize a proportion of the capitalized film costs in the respective statements of operations using the individual film forecast model. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the title's life cycle (the "ultimate revenues").

Index

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
When the estimated ultimate revenues, less additional costs to be incurred (including exploitation costs), are less than the carrying amount of the film costs, the value of a film is deemed to be not recoverable and thus, an immediate write-off of unrecoverable film costs is recorded in the consolidated statements of operations and comprehensive income. Our analyses of our produced program rights library during 2013 resulted in programming impairment charges of US$ 36.5 million.
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
All assumptions and estimates applied are based on best estimates at the respective acquisition dates.
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
The fair value of each reporting unit, and consequently the implied fair value of the reporting unit's goodwill, is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified six reporting units which consist of our six geographic operating segments: Bulgaria, Croatia, Czech Republic, Romania, Slovak Republic and Slovenia.
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

Index

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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2013 annual impairment test were lower than those we had used in 2012 impairment test for all reporting units excluding Croatia and Slovenia. The increases in the costs of capital in these reporting units was primarily driven by increases in both the CRP and the risk-free rate. The cost of capital applied to our remaining units was lower in our 2013 test as compared to 2012 due to a decrease in the cost of debt based on analysis of the yields on comparable corporate bonds and decreases in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter of 2013, we decreased our medium- and long-term view of the size of the television advertising markets based on management's estimate of the timing and strength of the market recovery.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimates of the total advertising market and our share of the market are developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect benefits of cost control measures taken to date, and contemplated further cost control efforts.

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

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed since the end of 2012.

The forecasts utilized for our 2013 annual impairment test are based on the operational focus of our new executive management team. We expect 2014 to show significant improvement over the financial results of 2013, and build upon that in 2015. Our medium- and long-term estimates of the advertising markets have decreased in our current forecast as compared to our 2012 impairment test, reflecting growth rates similar to those of the respective country's GDP. The risk-free rate applied to the cash flows in our forecast increased since our last impairment test in 2012, reflecting higher returns investors require due to improvements in macro-economic conditions. The CRP increased slightly in Croatia from 2012 to 2013, and more significantly in Slovenia, where the distressed banking sector has led to a rating agency downgrade of its sovereign debt since our last impairment test.
We recorded certain impairments of indefinite-lived intangible assets, long-lived assets, and goodwill in our Bulgaria and Slovenia reporting units in 2013 (see Item 8, Note 4, "Goodwill and Intangible Assets"). In connection with our 2013 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.

Index

The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the 2012 annual impairment review and the annual impairment review performed in 2013 along with the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying amounts (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between 2012 and 2013 review	Increase necessary to break even
Bulgaria	(0.5)%	N/A(1)
Croatia	0.2%	8.6%
Czech Republic	(0.4)%	9.7%
Romania	(0.2)%	6.2%
Slovak Republic	(0.7)%	3.4%
Slovenia	0.5%	N/A(1)
(1)    Goodwill in these reporting units was impaired during the fourth quarter of 2013.
For those reporting units with goodwill as at December 31, 2013, the following compound cash flow growth rates are necessary to avoid failing Step 1 of the goodwill impairment test. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting Unit	Break-even growth rate (%)[1]	Growth rate currently implied (%)[1]
Bulgaria[2]	11.4%	11.4%
Croatia	13.2%	14.5%
Czech Republic	7.3%	16.0%
Romania	8.5%	9.5%
Slovak Republic	32.9%	33.5%
Slovenia[2]	28.9%	28.9%

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
The table below shows whether an adverse change of 10.0% in any of our most significant assumptions would result in additional impairments after reflecting the impairment charge recognized in the year ended December 31, 2013. Any adverse change in assumptions would impact the Bulgaria reporting unit because the goodwill and other intangible assets were not fully impaired in our 2013 annual test. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically:

10% Adverse Change in:	Indefinite-lived trademarks	Goodwill
Cost of Capital	None	Croatia (8.6%), Czech Republic (9.7%), Romania (6.2%), Slovak Republic (3.4%)
Television Advertising Market	None	Croatia (2.0%), Czech Republic (6.1%), Romania (4.0%), Slovak Republic (1.1%)
Market Share	None	Croatia (2.0%), Czech Republic (6.1%), Romania (4.0%), Slovak Republic (1.1%)
Forecast OIBDA	Not applicable	Croatia (7.6%), Romania (6.8%), Slovak Republic (4.3%)
Forecast Capital Expenditure	Not applicable	None
Perpetuity Growth Rate	None	None
The fair value of each reporting unit where goodwill was not impaired as of December 31, 2013 was substantially in excess of its carrying amount. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".
We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or if uncertainty surrounding the Eurozone and its periphery returns causing costs of capital to increase, we may be required to recognize additional impairment charges in later periods.
Revenue Recognition
Net revenues predominantly comprise revenues from the sale of advertising time less discounts and agency commissions, and fees charged to cable and DTH operators for carriage of our channels. Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured. In the event that a customer falls significantly behind its contractual payment terms, revenue is deferred until the customer has resumed normal payment terms.

Index

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
Foreign exchange
Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on debt. In addition, our Senior Notes are denominated in Euros. CME Ltd. has a functional currency of the dollar. All of our other operations have functional currencies other than the dollar.
We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our consolidated statements of operations and comprehensive income. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes which are denominated in Euros, as well as certain intercompany loans, which are generally provided in currencies other than the dollar. We recorded transaction gains of US$ 19.5 million and US$ 4.9 million in 2013 and 2012, respectively, and transaction losses of US$ 31.1 million in 2011.
During the fourth quarter of 2013, we determined that certain intercompany loans to our subsidiaries were of a long-term investment nature. We recorded a foreign exchange loss of US$ 16.4 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
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
Contingencies
We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 21, "Commitments and Contingencies" for more detailed information on our litigation exposure.

Index

Recent Accounting Pronouncements
See Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of accounting standards adopted and recently issued accounting standards not yet adopted.
V    Related Party Matters
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
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management; a “connected” party is one for whom we are aware of the existence of an immediate family or business connection to a shareholder. We have entered into related party transactions in all of our markets. For detailed discussion of all such transactions, see Item 8, Note 22, "Related Party Transactions".
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
The table below sets forth our market risk sensitive instruments as at December 31, 2013:

Expected Maturity Dates	2014	2015	2016	2017	2018	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	272,972	240,000	—	—
Average interest rate (%)	—	—	11.625%	9.00%	—	—

Total debt in US$ (000's)
Fixed rate	—	261,034	—	—	—	—
Average interest rate (%)	—	5.00%	—	—	—	—
Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies and our Senior Notes are denominated in Euros. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.
Interest Rate Risk Management
We were party to an interest rate swap agreement intended to reduce our exposure to interest rate movements. The interest rate swap agreement expired on April 15, 2013 (see Item 8, Note 14, "Financial Instruments and Fair Value Measurements").

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements for the year ended December 31, 2013 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and Note 25 to the consolidated financial statements, the Company has suffered a significant decline in revenues and recurring losses from operations, is required to fund certain debt service obligations, and does not expect that it will be able to satisfy these obligations as they become due without obtaining significant additional sources of liquidity. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2 and Note 25. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE LLP
London, United Kingdom
February 28, 2014

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$104,996	$140,393
Accounts receivable, net (Note 7)	184,577	184,494
Program rights, net (Note 6)	109,238	120,023
Other current assets (Note 8)	52,246	73,641
Total current assets	451,057	518,551
Non-current assets
Property, plant and equipment, net (Note 9)	198,595	206,706
Program rights, net (Note 6)	289,701	303,708
Goodwill (Note 4)	782,870	836,538
Broadcast licenses and other intangible assets, net (Note 4)	225,795	284,941
Other non-current assets (Note 8)	13,855	24,271
Total non-current assets	1,510,816	1,656,164
Total assets	$1,961,873	$2,174,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$296,406	$255,681
Current portion of long-term debt and other financing arrangements (Note 5)	2,423	21,918
Other current liabilities (Note 11)	17,181	13,765
Total current liabilities	316,010	291,364
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	963,025	1,198,873
Other non-current liabilities (Note 11)	33,947	53,211
Total non-current liabilities	996,972	1,252,084
Commitments and contingencies (Note 21)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of US$ 0.08 each (December 31, 2012 - nil) (Note 12)	207,890	—
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of US$ 0.08 each (December 31, 2012 – one)	—	—
134,837,442 shares of Class A Common Stock of US$ 0.08 each (December 31, 2012 – 77,185,129)	10,787	6,174
Nil shares of Class B Common Stock of US$ 0.08 each (December 31, 2012 – nil)	—	—
Additional paid-in capital	1,704,066	1,556,250
Accumulated deficit	(1,262,916)	(982,513)
Accumulated other comprehensive (loss) / income	(11,829)	46,150
Total CME Ltd. shareholders’ equity	440,108	626,061
Noncontrolling interests	893	5,206
Total equity	441,001	631,267
Total liabilities and equity	$1,961,873	$2,174,715
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For The Year Ending December 31,
	2013	2012	2011
Net revenues	$691,034	$772,085	$864,782
Operating expenses:
Content costs	427,771	368,256	393,463
Other operating costs	140,898	139,035	133,183
Depreciation of property, plant and equipment	40,771	44,498	56,581
Amortization of broadcast licenses and other intangibles (Note 4)	16,219	46,627	34,881
Cost of revenues	625,659	598,416	618,108
Selling, general and administrative expenses	150,220	139,372	171,134
Restructuring costs (Note 15)	18,600	—	—
Impairment charge (Note 4)	79,676	522,490	68,748
Operating (loss) / income	(183,121)	(488,193)	6,792
Interest income	504	779	2,753
Interest expense (Note 16)	(111,869)	(127,770)	(135,553)
Loss on extinguishment of debt (Note 5)	(23,115)	(198)	(25,904)
Foreign currency exchange gain / (loss), net	19,530	4,922	(31,124)
Change in fair value of derivatives (Note 14)	104	49,027	7,281
Other (expense) / income	(591)	901	1
Loss before tax	(298,558)	(560,532)	(175,754)
Credit / (provision) for income taxes (Note 18)	17,025	14,139	(3,850)
Net loss	(281,533)	(546,393)	(179,604)
Net loss attributable to noncontrolling interests	3,882	10,713	4,993
Net loss attributable to CME Ltd.	$(277,651)	$(535,680)	$(174,611)

Net loss	(281,533)	(546,393)	(179,604)
Currency translation adjustment	(58,200)	28,651	(59,430)
Comprehensive loss	$(339,733)	$(517,742)	$(239,034)
Comprehensive loss attributable to noncontrolling interests	4,103	10,617	4,273
Comprehensive loss attributable to CME Ltd.	$(335,630)	$(507,125)	$(234,761)

PER SHARE DATA (Note 19):
Net loss per share:
Net loss attributable to CME Ltd. – Basic	$(2.21)	$(6.96)	$(2.71)
Net loss attributable to CME Ltd. – Diluted	$(2.21)	$(6.96)	$(2.71)

Weighted average common shares used in computing per share amounts (000’s):
Basic	125,723	76,919	64,385
Diluted	125,723	76,919	64,385
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total Equity
BALANCE December 31, 2010	—	$—	56,878,489	$4,550	7,490,936	$599	$1,377,803	$(233,818)	$77,745	$20,873	$1,247,752
Stock-based compensation	—	—	—	—	—	—	5,898	—	—	—	5,898
Repurchase of 2013 Convertible Notes	—	—	—	—	—	—	(8,383)	—	—	—	(8,383)
Issuance of 2015 Convertible Notes, net of transaction costs	—	—	—	—	—	—	11,852	—	—	—	11,852
Reclassification of capped call options	—	—	—	—	—	—	17,273	(17,273)	—	—	—
Stock option exercised	—	—	13,625	1	10,000	1	240	—	—	—	242
Other	—	—	—	—	—	—	(35)	—	—	—	(35)
Dividends	—	—	—	—	—	—	—	—	—	(350)	(350)
Net loss	—	—	—	—	—	—	—	(174,611)	—	(4,993)	(179,604)
Currency translation adjustment	—	—	—	—	—	—	—	—	(60,150)	720	(59,430)
BALANCE December 31, 2011	—	$—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—		—		4,249				4,249
Conversion of Class B shares to Class A shares	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuances	1	—	12,776,079	1,022	—	—	127,341	—	—	—	128,363
Repurchase of 2013 Convertible Notes	—	—	—	—	—	—	(868)	—	—	—	(868)
Reclassification of capped call options	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Stock options exercised	—	—	—	—	16,000	1	32	—	—	—	33
Other	—	—	—	—	—	—	(283)	—	—	—	(283)
Dividends	—	—	—	—	—	—	—	—	—	(427)	(427)
Net loss	—	—	—	—	—	—	—	(535,680)	—	(10,713)	(546,393)
Currency translation adjustment	—	—	—	—	—	—	—	—	28,555	96	28,651
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	6,116	—	—	—	6,116
Share issuances	—	—	57,132,931	4,571	—	—	147,082	—	—	—	151,653
Reclassification of capped call options	—	—	—	—	—		2,752	(2,752)			—
Preferred dividend paid in-kind	—	—	—	—	—	—	(7,890)		—	—	(7,890)
Share issuance, stock-based compensation	—	—	519,382	42	—	—	(42)	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	(261)	—	—	261	—
Other	—	—	—	—	—	—	59	—	—	—	59
Dividends	—	—					—			(471)	(471)
Net loss	—	—	—	—	—	—	—	(277,651)	—	(3,882)	(281,533)
Currency translation adjustment	—	—	—	—	—	—	—	—	(57,979)	(221)	(58,200)
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ending December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281,533)	$(546,393)	$(179,604)
Adjustments to reconcile net loss to net cash (used in) / generated from operating activities:
Amortization of program rights	421,587	355,261	373,742
Depreciation and other amortization	68,379	111,225	115,067
Net loss on extinguishment of debt (Note 5)	23,115	198	25,904
Impairment charge (Note 4)	79,676	522,490	68,748
(Gain) / loss on disposal of fixed assets	(108)	(281)	567
Stock-based compensation (Note 17)	6,116	4,249	5,898
Change in fair value of derivatives (Note 14)	(104)	(49,027)	(7,281)
Foreign currency exchange (gain) / loss, net	(19,530)	(4,922)	31,124
Net change in (net of effects of acquisitions and disposals of businesses):
Accounts receivable, net	3,402	5,742	17,025
Accounts payable and accrued liabilities	23,245	(12,677)	(19,258)
Program rights	(359,914)	(400,755)	(402,597)
Other assets	2,364	(976)	4,190
Accrued interest	(8,682)	3,382	(3,054)
Income taxes payable	(6,430)	4,928	2,779
Deferred revenue	(1,124)	542	6,582
Deferred taxes	(15,265)	(24,014)	(6,149)
VAT and other taxes payable	608	1,001	(4,045)
Net cash (used in) / generated from operating activities	(64,198)	(30,027)	29,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,449)	(32,732)	(34,192)
Disposal of property, plant and equipment	313	306	1,091
Investments in subsidiaries, net of cash acquired	—	—	(9,597)
Net cash used in investing activities	(30,136)	(32,426)	(42,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(310,322)	(290,135)	(73,560)
Payment on exchange of Convertible Notes	—	—	(32,126)
Debt transactions costs	(785)	(7,000)	(2,101)
Issuance of Senior Notes	—	228,890	—
Change in restricted cash	20,467	(20,972)	—
Proceeds from credit facilities	634	195,257	104,151
Payment of credit facilities and capital leases	(2,027)	(105,878)	(34,458)
Issuance of common stock	157,116	15,033	—
Issuance of preferred stock	200,000	—	—
Equity issuance costs	(5,410)	(2,942)	—
Dividends paid to holders of noncontrolling interests	(411)	(308)	(316)
Other	59	(49)	242
Net cash provided by / (used in) financing activities	59,321	11,896	(38,168)
Impact of exchange rate fluctuations on cash	(384)	4,564	(6,436)
Net decrease in cash and cash equivalents	(35,397)	(45,993)	(57,664)
CASH AND CASH EQUIVALENTS, beginning of period	140,393	186,386	244,050
CASH AND CASH EQUIVALENTS, end of period	$104,996	$140,393	$186,386
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$108,385	$104,650	$111,802
Cash paid for income taxes, net of refunds	6,629	6,442	6,315

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of credit facility to shares of Series A Convertible Preferred Stock and Class A Common Stock	$—	$165,112	$—
Acquisition of property, plant and equipment under capital lease	168	156	907
Accretion on Series B Convertible Redeemable Preferred Stock	7,890	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. From January 1, 2013, we manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 20, "Segment Data" for a discussion of the change in segments.
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 35 television channels. Each country also develops and produces content for their television channels and we license content to third parties, both within our region and globally. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and seven other channels, BTV CINEMA, BTV COMEDY, RING.BG, RING.BG+1, BTV ACTION, BTV LADY and BTV LADY+1. We also operate several radio channels. We currently own 94% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), one female-oriented channel, DOMA TV (Croatia), an international channel, NOVA WORLD, and a children's channel, MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and five other channels, NOVA CINEMA, NOVA SPORT, FANDA, a male-oriented channel, SMICHOV, a comedy channel and TELKA, a classics channel launched on February 22, 2013.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, an international channel, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and two other channels, DOMA (Slovak Republic), a female-oriented channel, and DAJTO, a male-oriented channel.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.
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
Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Our advertising pricing initiatives in the Czech Republic were met with significant resistance from certain media agencies and clients during 2013, and they held back some of their investments in advertising on our channels. This resulted in a significant decline in revenues and OIBDA for the year ended December 31, 2013 as compared to 2012, and we used US$ 64.2 million of cash in operating activities. We ended 2013 with cash and cash equivalents of US$ 105.0 million, compared to US$ 140.4 million at December 31, 2012, and our accounts payable and accrued liabilities increased to US$ 296.4 million at December 31, 2013 from US$ 255.7 million at December 31, 2012 and from US$ 240.0 million in at December 31, 2011.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

We expect the impact of the challenging environment in the Czech Republic to continue as we endeavor to attract back advertising clients while continuing to seek improvements in pricing compared to 2012. We have been evaluating options to improve our liquidity in light of our results for 2013, our outlook for 2014 and our plan to improve our payables position. In this respect, following the end of the third quarter of 2013 we began discussions with Time Warner regarding a potential capital transaction, including the potential issuance of debt, to address our liquidity position. Following the publication of our third quarter earnings, we held investor meetings with certain of our debt and equity investors. We subsequently began exploring the availability of other financing options, including equity financing, a combination of debt and equity financing and asset sales. Based on information received during our investor meetings and the exploration of our financing alternatives, we concluded that any financing involving equity was not viable without the upfront significant committed participation of Time Warner, which Time Warner did not provide. In addition, we received proposals from several potential purchasers regarding the acquisition of certain assets. The proposals we received, however, were generally from opportunistic purchasers who expected to purchase such assets at a substantial discount to the value of these businesses or such offers came with significant timing or execution risk.
We have entered into a framework agreement with Time Warner pursuant to which we and Time Warner have committed to undertake a series of related financing transactions as described in Note 25, "Subsequent Events". Once closed, the financing transactions are expected to provide us with sufficient liquidity to continue operating as a going concern for the foreseeable future, however completion of the transactions is subject to a number of factors outside our direct control. As a result, there can be no assurance that we will be able to close the transactions and if we are unable to secure additional financing, we will be unable to meet our debt service obligations and generally fund our operations in the middle of 2014.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Reclassifications
Certain amounts included in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. In the consolidated statements of cash flows, we reclassified the amortization of production costs from the net change in program rights to amortization of program rights with no impact on net cash used in operating activities. During 2013, we separately presented the loss on the extinguishment of debt in the consolidated statements of operations and comprehensive income. The loss on extinguishment of debt was previously presented as a component of interest expense.
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
Carriage fees and subscription revenues
Carriage fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. Subscriber revenue is recognized as contracted, based upon the level of subscribers.
Program distribution revenue
Program distribution revenue is recognized when the relevant agreement has been entered into, the product is available for telecast or delivery, the license period has begun, collectibility is reasonably assured and all of our contractual obligations have been satisfied. Revenues from home video sales are recognized at the later of the delivery date or the date that video units are made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns. Theatrical revenues are recognized as the films are exhibited.
Barter transactions
We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 2.5 million, US$ 2.9 million and US$ 2.3 million for the years ending December 31, 2013, 2012 and 2011, respectively.
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
Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their expected net realizable value. Our analyses of our acquired program library during 2013 resulted in programming impairment charges of US$ 23.9 million. These programming impairment charges, along with programming impairment charges related to own-produced content, are presented as a component of content costs in our consolidated statements of operations and comprehensive income.
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
Produced program rights are amortized on an individual production basis using the ratio of the current period's gross revenues to estimated remaining total ultimate revenues from such programs. Produced program rights are evaluated to determine if expected revenues, less additional costs to be incurred (including exploitation costs) are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their fair value. Our analyses of our produced program rights library during 2013 resulted in programming impairment charges of US$ 36.5 million.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amounts of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value. We recorded certain impairments of amortized intangible assets in our Bulgaria and Slovenia operating segments during the year ended December 31, 2013 (see Note 4, "Goodwill and Intangible Assets").
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value, which is calculated by deducting the fair value of all assets and liabilities, including recognized and unrecognized intangible assets, from the fair value of the reporting unit. During the year ended December 31, 2013, we had six operating segments, which were also our reportable segments and reporting units as described in Note 20, "Segment Data". The fair value of our reporting units is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management plans for a period of at least five years, a terminal value at the end of the forecasted periods assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.
Indefinite-lived intangible assets at December 31, 2013 consist solely of trademarks, which are not amortized. We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value. We recorded certain impairments of indefinite-lived intangible assets and goodwill in our Bulgaria and Slovenia reporting units during the year ended December 31, 2013 (see Note 4, "Goodwill and Intangible Assets").
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
Foreign Currency
Translation of financial statements
Our reporting currency is the dollar. The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income, a component of equity.
During the fourth quarter of 2013, we determined that certain intercompany loans to our subsidiaries were of a long-term investment nature. We recorded a foreign exchange loss of US$ 16.4 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
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
Financial Instruments
Fair value of financial instruments
The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Debt (as defined hereinafter) is included in Note 5, "Long-term Debt and Other Financing Arrangements".
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2013, 2012 and 2011 totaled US$ 11.0 million, US$ 10.5 million and US$ 7.6 million, respectively.
Earnings Per Share
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2013, we adopted guidance that was issued in July 2012 which is intended to simplify how entities test indefinite-lived intangible assets for impairment by providing an option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired. If an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the two-step impairment test is not necessary. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance may impact how we perform our impairment testing in future periods, but not the amount of impairment recognized in the financial statements if indefinite-lived intangible assets are found to be impaired.
We also adopted guidance that was issued in February 2013 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this guidance did not change the presentation of our consolidated statements of operations and comprehensive income.
Recent Accounting Pronouncements Issued
There are no recently issued accounting pronouncements that are expected to have an impact on our consolidated financial statements.
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

(1)
The other intangible assets subject to amortization consist of distribution relationships with studios and are amortized on a straight-line basis over their estimated useful life which was determined to be 8.5 years at the acquisition date.

(2)
Amount includes US$ 4.0 million of acquired receivables, which represents management's best estimate of the approximately US$ 7.1 million contractual cash flows expected to be collected as of the acquisition date.

(3)	No goodwill is deductible for tax purposes.
Acquisition of Pro Digital
On January 31, 2011, we completed the acquisition of 100.0% of Pro Digital S.R.L. (“Pro Digital”), a company that was controlled and majority owned by Adrian Sarbu, our former President and Chief Executive Officer and former member of our Board of Directors, on a debt-free basis for cash consideration of EUR 0.7 million (approximately US$ 0.9 million at the date of acquisition). Pro Digital is a free-to-air broadcaster in Moldova that operates our PRO TV CHISINAU and ACASA IN MOLDOVA channels, which primarily rebroadcast our PRO TV and ACASA in Romania. In connection with this transaction, we recorded EUR 0.5 million (approximately US$ 0.7 million at the date of acquisition) of goodwill, which was allocated to the Romania reporting unit.
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2013 and December 31, 2012 is summarized as follows:

	Gross Balance, December 31, 2011	Accumulated Impairment Losses	Balance, December 31, 2011	Impairment Charge	Foreign Currency	Balance, December 31, 2012	Accumulated Impairment Losses	Gross Balance, December 31, 2012
Bulgaria	$176,394	$(117,460)	$58,934	$(10,366)	$1,079	$49,647	$(127,826)	$177,473
Croatia	11,116	(10,454)	662	—	11	673	(10,454)	11,127
Czech Republic	865,170	—	865,170	(287,545)	37,218	614,843	(287,545)	902,388
Romania	106,559	(11,028)	95,531	—	(531)	95,000	(11,028)	106,028
Slovak Republic	56,575	—	56,575	—	1,118	57,693	—	57,693
Slovenia	18,321	—	18,321	—	361	18,682	—	18,682
Total	$1,234,135	$(138,942)	$1,095,193	$(297,911)	$39,256	$836,538	$(436,853)	$1,273,391

	Gross Balance, December 31, 2012	Accumulated Impairment Losses	Balance, December 31, 2012	Impairment Charge	Foreign Currency	Balance, December 31, 2013	Accumulated Impairment Losses	Gross Balance, December 31, 2013
Bulgaria	$177,473	$(127,826)	$49,647	$(16,813)	$2,136	$34,970	$(144,639)	$179,609
Croatia	11,127	(10,454)	673	—	22	695	(10,454)	11,149
Czech Republic	902,388	(287,545)	614,843	—	(25,941)	588,902	(287,545)	876,447
Romania	106,028	(11,028)	95,000	—	3,000	98,000	(11,028)	109,028
Slovak Republic	57,693	—	57,693	—	2,610	60,303	—	60,303
Slovenia	18,682	—	18,682	(19,400)	718	—	(19,400)	19,400
Total	$1,273,391	$(436,853)	$836,538	$(36,213)	$(17,455)	$782,870	$(473,066)	$1,255,936

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at December 31, 2013 and December 31, 2012 is summarized as follows:

	Indefinite-Lived Broadcast Licenses	Amortized Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
BALANCE December 31, 2011	$51,800	$280,210	$126,645	$74,346	$5,194	$538,195
Reclassifications	(51,800)	51,800	—	—	—	—
Additions	—	—	—	—	30	30
Impairment	—	(180,630)	(7,171)	(28,066)	—	(215,867)
Amortization	—	(37,325)	—	(8,192)	(1,110)	(46,627)
Foreign currency movements	—	5,515	2,287	1,006	402	9,210
BALANCE December 31, 2012	$—	$119,570	$121,761	$39,094	$4,516	$284,941
Additions	—	—	—	—	772	772
Impairment	—	(7,596)	(12,259)	(23,608)	—	(43,463)
Amortization	—	(9,970)	—	(4,423)	(1,826)	(16,219)
Foreign currency movements	—	(4,197)	2,975	979	7	(236)
BALANCE December 31, 2013	$—	$97,807	$112,477	$12,042	$3,469	$225,795
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
As of January 1, 2013, we amortize our broadcast licenses on a straight-line basis over the contractual life of the license, which is generally: twelve years in Bulgaria, thirteen years in the Czech Republic, three years in Romania, and eight years in the Slovak Republic. The license in Croatia was previously written down to a nominal value; the license in Slovenia was fully impaired in 2013 as described below.
Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. Trademarks have an indefinite life.
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Gross value	$322,879	$357,183
Accumulated amortization	(209,561)	(194,003)
Net book value of amortized intangible assets	113,318	163,180
Indefinite-lived trademarks	112,477	121,761
Total broadcast licenses and other intangible assets, net	$225,795	$284,941

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The estimated amortization expense for our intangible assets with finite lives as of December 31, 2013, which includes the change in estimates noted above and the impairments described below, is as follows:

2014	$13,594
2015	13,450
2016	10,812
2017	10,576
2018	$10,240
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
Some of the key assumptions underpinning these forecasts include the size of the absolute reduction in the television advertising market during the economic downturn, the point at which growth will resume and the speed with which historical levels of demand will be achieved. In developing our forecasts of future cash flows, we take into account available external estimates in addition to considering developments in each of our markets, which provide direct evidence of the state of the market and future market development. In concluding whether a goodwill impairment charge is necessary, we perform the impairment test under a range of possible scenarios. In order to check the reasonableness of the fair values implied by our cash flow estimates we also calculate the value of shares of our Class A common stock implied by our cash flow forecasts and compare this to actual traded values to understand the difference between the two.

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
*As described in Note 14, "Financial Instruments and Fair Value Measurements"
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2013 annual impairment test were lower than those we had used in 2012 impairment test for all reporting units excluding Croatia and Slovenia. The increases in the costs of capital in these reporting units was primarily driven by increases in both the CRP and the risk-free rate. The cost of capital applied to our remaining units was lower in our 2013 test as compared to 2012 due to a decrease in the cost of debt based on analysis of the yields on comparable corporate bonds and decreases in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter of 2013, we decreased our medium- and long-term view of the size of the television advertising markets based on management's estimate of the timing and strength of the market recovery.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect benefits of cost control measures taken to date, and contemplated further cost control efforts.

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

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and have not changed since the end of 2012.

Impairment reviews and charges recognized in 2013
The forecasts utilized for our 2013 annual impairment test are focused on building our core television broadcasting assets in each country. Our forecasts expect 2014 to show significant improvement over the consolidated financial results of 2013, and we expect to build upon these results in 2015. Our medium- and long-term estimates of the advertising markets have decreased in our current forecast as compared to our 2012 impairment test, and now reflect estimated GDP growth rates in the corresponding countries. The risk-free rate applied to the cash flows in our forecast increased since our last impairment test in 2012, reflecting higher returns investors require due to improvements in macro-economic conditions. The CRP increased slightly in Croatia from 2012 to 2013, and more significantly in Slovenia, where the distressed banking sector has led to a rating agency downgrade of its sovereign debt since our last impairment test.
Upon conclusion of this review, we determined that a charge was required to impair broadcast licenses, customer relationships, trademarks and goodwill in certain reporting units, as presented below. The fair value of each reporting unit where goodwill was not impaired as of December 31, 2013 was substantially in excess of its carrying amount. In connection with our 2013 goodwill impairment analysis, we have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

We recognized impairment charges in the following reporting units in respect of goodwill and intangible assets during the year ended December 31, 2013:

	Trademark	Customer relationship	Amortized broadcast licenses	Goodwill	Total
Bulgaria	$12,259	$23,608	$—	$16,813	$52,680
Slovenia	—	—	7,596	19,400	26,996
Total	$12,259	$23,608	$7,596	$36,213	$79,676
Goodwill and Intangible Assets
We concluded that the trademark recorded on the acquisition of the bTV group in 2010 was further impaired during 2013 due to declining revenues in our most recent forecast and recorded a charge of US$ 12.3 million to write it down to its estimated fair value. We also determined that the customer relationship intangible asset was no longer recoverable and recorded a charge of US$ 23.6 million to write it down to its estimated fair value. The broadcast license was fully impaired in our 2012 impairment analysis. After adjusting the reporting unit's carrying amount for the impairment of other intangible assets, we determined that the carrying amount for goodwill exceeded its implied fair value by US$ 16.8 million and recorded this amount as an impairment of goodwill. We determined that the carrying amount of the asset group in Bulgaria was recoverable by reference to the cash flows expected to be generated, and therefore no impairment was recorded for long-lived assets.
In Slovenia, we concluded that the broadcast license was no longer recoverable, and recorded a charge of US$ 7.6 million to fully impair the asset. After adjusting the carrying amount of the Slovenia reporting unit for the impairment of the broadcast license, we determined that the carrying amount for goodwill was in excess of its implied fair value. We recorded a goodwill impairment charge of US$ 19.4 million to fully impair the reporting unit's goodwill balance. We determined that the asset groups in Slovenia were recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived assets.
Impairment reviews and charges recognized in 2012
We anticipated that 2012 would be a challenging year for the advertising markets in the territories in which we operate, but we expected the rate of decline in advertising spending to reduce by the end of the year and particularly during the fourth quarter. During 2012, the demand for television advertising declined across our markets and the anticipated recovery in the fourth quarter of 2012 did not occur because advertisers did not honor previous spending commitments. As a result, our outlook for future periods was less certain and we made significant downward revisions in our estimates of the cash flows that our operations would generate in future periods.
Upon conclusion of our 2012 impairment review, we determined that a charge was required to impair certain long-lived assets, broadcast licenses, customer relationships, trademarks and goodwill in certain reporting units, as presented below. The fair value of each reporting unit where goodwill was not impaired as of December 31, 2012 was substantially in excess of its carrying amount, after considering the impairments of intangible assets recorded, with the exception of the former MPE distribution reporting unit where the fair value was 4.0% more than its equity carrying amount. In connection with our 2012 goodwill impairment analysis, we concluded that the total estimated fair values used for purposes of the test were reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
We recognized impairment charges in the following reporting units in respect of goodwill, tangible and intangible assets during the year ended December 31, 2012:

	Long-lived assets	Trademark	Customer relationship	Amortized broadcast licenses	Goodwill	Total
Bulgaria	$—	$7,171	$—	$147,822	$10,366	$165,359
Czech Republic	6,846	—	—	—	287,545	294,391
Romania	—	—	—	26,907	—	26,907
Slovak Republic	1,866	—	28,066	5,901	—	35,833
Total	$8,712	$7,171	$28,066	$180,630	$297,911	$522,490
Long-lived Assets
We recorded a total of US$ 8.7 million of impairment losses related to a construction project and land for development in the Czech Republic and Slovak Republic, respectively. Our plans to complete these developments were not included in our long-term forecasts and the carrying amounts were therefore determined not to be recoverable. As a result, the carrying amounts were impaired to their fair value using significant Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements", estimated as replacement cost.
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
Similarly, we determined that the asset groups in the Czech Republic were recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived or intangible assets, except as noted above. However, we determined that the carrying amount of goodwill exceeded its implied fair value by US$ 287.5 million and recorded this amount as an impairment of goodwill.

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
Impairment reviews and charges recognized in 2011
When performing our annual impairment reviews as of December 31, 2011, our forecast of the macro-economic environment reflected uncertainty surrounding the Eurozone and its periphery, in line with the view of the market. Upon conclusion of this review, we determined that a charge was required to impair goodwill in our former Production Services reporting unit, now a component of our Romania reporting unit, and goodwill and intangible assets in the Bulgaria reporting unit. In all other cases, the extent to which the respective assets tested passed the impairment test decreased since they were previously tested for impairment in the fourth quarter of 2010, however, the fair value was still substantially in excess of the equity carrying amount.
We recognized impairment charges in the following reporting units in respect of goodwill and indefinite-lived intangible assets in the year ended December 31, 2011:

	Goodwill	Trademark	Total
Romania (formerly Production Services)	$11,028	$—	$11,028
Bulgaria	53,416	4,304	57,720
Total	$64,444	$4,304	$68,748
We revised our estimates of future cash flows in our former production services reporting unit during the final quarter of 2011 primarily to reflect an expectation of challenges in growing third party revenues for this reporting unit. As a result of these changes, we concluded that the carrying amount exceeded the fair value of the reporting unit and measured for impairment. We concluded the implied fair value of goodwill was zero and recorded an impairment to write-off the balance as of December 31, 2011.
We revised our estimates of future cash flows in our Bulgaria reporting unit during the final quarter of 2011 to reflect our revised expectations of uncertainty in the Eurozone periphery. Bulgaria has been continually impacted by the global economic crisis, which has been reflected in the returns expected by investors resulting from the increased actual and perceived risk of investing in Bulgaria continuing to be higher than their historical norms. We concluded that the trademark recorded in connection with the acquisition of the bTV group was impaired and recorded a charge of US$ 4.3 million to write it down to its estimated fair value. After adjusting the reporting unit's carrying amount for the indefinite-lived intangible asset impairment, we determined that the carrying amount for goodwill exceeded its fair value by US$ 53.4 million and recorded this amount as an impairment of goodwill. We determined that the carrying amount of the asset group in Bulgaria was recoverable by reference to the expected cash flows to be generated, and therefore no impairment was recorded for long-lived assets or intangible assets subject to amortization.
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2013	December 31, 2012
Senior debt	$956,956	$1,213,423
Total credit facilities and capital leases	8,492	7,368
Total long-term debt and other financing arrangements	965,448	1,220,791
Less: current maturities	(2,423)	(21,918)
Total non-current long-term debt and other financing arrangements	$963,025	$1,198,873
Senior Debt
Our senior debt comprised the following as at December 31, 2013 and December 31, 2012:

	Carrying Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
2013 Convertible Notes	$—	$20,442	$—	$20,552
2015 Convertible Notes	241,193	231,812	237,011	238,052
2016 Fixed Rate Notes	379,182	637,408	374,573	666,385
2017 Fixed Rate Notes	336,581	323,761	344,223	346,200
	$956,956	$1,213,423	$955,807	$1,271,189
Convertible Notes
2013 Convertible Notes
The outstanding 3.5% Senior Convertible Notes due 2013 (the “2013 Convertible Notes”) were repaid and extinguished at maturity on March 15, 2013 using funds irrevocably deposited in escrow on September 7, 2012 (see Note 8, "Other Assets").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2015 Convertible Notes
As at December 31, 2013, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the "2015 Convertibles Notes" and collectively with the 2013 Convertible Notes, the "Convertible Notes"), outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015.
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at December 31, 2013 and 2012 was calculated as the present value of the future cash flows associated with the liability component discounted using the rate of return an investor would have required on our non-convertible debt with other terms substantially similar to the 2015 Convertible Notes. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
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
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2013, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2012	$261,034	$(29,222)	$231,812	$11,907
Amortization of debt issuance discount	—	9,381	9,381	—
BALANCE December 31, 2013	$261,034	$(19,841)	$241,193	$11,907
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
Fixed Rate Notes
2016 Fixed Rate Notes
In June 2013, we repurchased EUR 205.6 million (approximately US$ 270.0 million at the transaction date) aggregate principal amount of our 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") for cash consideration of EUR 228.4 million (approximately US$ 300.0 million at the transaction date), including accrued interest of EUR 6.8 million (approximately US$ 9.0 million at the transaction date). In connection with this repurchase, we recorded a loss on extinguishment of debt of US$ 23.1 million, including the write off of US$ 4.5 million of unamortized debt issuance costs, which is separately presented in the consolidated statement of operations and comprehensive income. Following this transaction, the principal amount of 2016 Fixed Rate Notes outstanding was EUR 273.0 million (approximately US$ 376.5 million) as at December 31, 2013. The 2016 Fixed Rate Notes mature on September 15, 2016.
Interest on the 2016 Fixed Rate Notes is payable semi-annually in arrears on each March 15 and September 15. The fair value of the 2016 Fixed Rate Notes as at December 31, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
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
2017 Fixed Rate Notes
As at December 31, 2013, the principal amount of the 9.0% Senior Secured Notes due 2017 (the "2017 Fixed Rate Notes" and collectively with the 2016 Fixed Rate Notes, the "Senior Notes") outstanding was EUR 240.0 million (approximately US$ 331.0 million). The 2017 Fixed Rate Notes mature on November 1, 2017.
Interest is payable semi-annually in arrears on each May 1 and November 1. The fair value of the 2017 Fixed Rate Notes as at December 31, 2013 and December 31, 2012 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 Fixed Rate Notes are secured senior obligations of CET 21. The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries. The amounts outstanding are guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21, and CME SH, as well as an assignment of certain contractual rights. The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets (see also “Indenture Covenants” below).
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
The loss on extinguishment of debt comprised the following for the years ended December 31, 2013, 2012 and 2011:

	For The Year Ending December 31,
	2013	2012	2011
2013 Convertible Notes	$—	$3,763	$23,516
2014 Floating Rate Notes	—	(3,565)	—
2016 Fixed Rate Notes	23,115	—	2,388
Loss on extinguishment	$23,115	$198	$25,904
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at December 31, 2013 and December 31, 2012:

		December 31, 2013	December 31, 2012
Credit facilities	(a) – (c)	$4,146	$3,282
Capital leases		4,346	4,086
Total credit facilities and capital leases		8,492	7,368
Less current maturities		(2,423)	(1,476)
Total non-current credit facilities and capital leases		$6,069	$5,892

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2013, we had deposits of US$ 21.8 million in and drawings of US$ 0.8 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market rate plus 2.0%. As at December 31, 2012, we had deposits of US$ 30.3 million in and drawings of US$ 0.5 million on the BMG cash pool.

(b)
As at December 31, 2013 and December 31, 2012, there were no drawings outstanding under a CZK 910.0 million (approximately US$ 45.7 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 910.0 million (approximately US$ 45.7 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(c)
At December 31, 2013, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.8 million) (December 31, 2012, RON 11.9 million, approximately US$ 3.6 million based on December 31, 2013 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At December 31, 2013, we had 17 loans outstanding with the CNC with maturity dates ranging from 2014 to 2023. The carrying amounts at December 31, 2013 and December 31, 2012 are net of a fair value adjustment of US$ 0.6 million and US$ 1.0 million, respectively, arising on acquisition.

Total Group
At December 31, 2013, the maturity of our senior debt and credit facilities was as follows:

2014	$1,280
2015	261,070
2016	376,479
2017	330,981
2018	—
2019 and thereafter	3,407
Total senior debt and credit facilities	973,217
Net discount	(12,115)
Carrying amount of senior debt and credit facilities	$961,102
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2013:

2014	$1,246
2015	1,106
2016	856
2017	675
2018	373
2019 and thereafter	467
Total undiscounted payments	4,723
Less: amount representing interest	(377)
Present value of net minimum lease payments	$4,346

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

6.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Program rights:
Acquired program rights, net of amortization	$267,587	$295,051
Less: current portion of acquired program rights	(109,238)	(120,023)
Total non-current acquired program rights	158,349	175,028
Produced program rights – Feature Films:
Released, net of amortization	6,651	4,601
Completed and not released	550	1,405
In production	1,600	2,297
Development and pre-production	804	552
Produced program rights – Television Programs:
Released, net of amortization	76,984	80,830
Completed and not released	24,755	23,158
In production	17,109	11,294
Development and pre-production	2,899	4,543
Total produced program rights	131,352	128,680
Total non-current acquired program rights and produced program rights	$289,701	$303,708
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Unrelated customers	$202,094	$199,494
Less: allowance for bad debts and credit notes	(18,707)	(16,784)
Related parties	1,479	1,919
Less: allowance for bad debts and credit notes	(289)	(135)
Total accounts receivable	$184,577	$184,494
Bad debt expense for the year ended December 31, 2013, 2012 and 2011 was US$ 4.1 million, US$ 3.8 million, and US$ 3.3 million, respectively.
At December 31, 2013, there were CZK 13.1 million (approximately US$ 0.7 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.7 million based on December 31, 2013 rates), of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Current:
Prepaid acquired programming	$23,083	$21,122
Other prepaid expenses	6,962	7,998
Deferred tax	1,508	2,204
Capitalized debt costs	3,750	4,741
VAT recoverable	4,638	4,366
Inventory	6,480	6,194
Income taxes recoverable	3,302	1,428
Restricted cash	609	23,350
Other	1,914	2,238
Total other current assets	$52,246	$73,641

	December 31, 2013	December 31, 2012
Non-current:
Capitalized debt costs	$9,272	$16,887
Deferred tax	877	5,539
Other	3,706	1,845
Total other non-current assets	$13,855	$24,271
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method. In connection with the repurchase of a portion of our 2016 Fixed Rate Notes in June 2013, we wrote off US$ 4.5 million of unamortized debt issuance costs, which is presented as a component of the loss on extinguishment of debt in our consolidated statements of operations and comprehensive income.
The restricted cash balance at December 31, 2012 included US$ 21.0 million deposited in escrow with the trustee of the 2013 Convertible Notes that was used to settle the aggregate principal and interest payable when the 2013 Convertible Notes matured in March 2013.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Land and buildings	$174,146	$164,395
Machinery, fixtures and equipment	214,069	215,776
Other equipment	43,312	38,091
Software licenses	60,423	49,466
Construction in progress	11,837	14,954
Total cost	503,787	482,682
Less: Accumulated depreciation	(305,192)	(275,976)
Total net book value	$198,595	$206,706

Assets held under capital leases (included in the above)
Land and buildings	$4,778	$6,042
Machinery, fixtures and equipment	4,832	3,792
Total cost	9,610	9,834
Less: Accumulated depreciation	(3,817)	(3,077)
Net book value	$5,793	$6,757
The movement in the net book value of property, plant and equipment during the years ended December 31, 2013 and 2012 is comprised of:

	For The Year Ending December 31,
	2013	2012
Opening balance	$206,706	$217,367
Cash additions	30,449	32,732
Disposals	(205)	(25)
Impairment	—	(8,712)
Depreciation	(40,771)	(44,498)
Foreign currency movements	2,657	3,277
Other movements	(241)	6,565
Ending balance	$198,595	$206,706
Depreciation expense for the years ending December 31, 2013, 2012 and 2011 was US$ 40.8 million, US$ 44.5 million and US$ 56.6 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Accounts payable	$58,465	$55,422
Related party accounts payable	478	827
Programming liabilities	74,832	56,560
Related party programming liabilities	70,131	52,863
Duties and other taxes payable	12,896	11,912
Accrued staff costs	20,594	16,506
Accrued interest payable	19,516	28,255
Income taxes payable	641	5,089
Accrued services and other supplies	29,429	18,283
Accrued legal contingencies and professional fees	4,523	4,807
Authors’ rights	2,700	3,391
Other accrued liabilities	2,201	1,766
Total accounts payable and accrued liabilities	$296,406	$255,681
11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Current:
Deferred revenue	$11,004	$11,862
Deferred tax	933	1,366
Derivative liabilities	—	144
Restructuring provision (Note 15)	3,305	—
Other	1,939	393
Total other current liabilities	$17,181	$13,765

	December 31, 2013	December 31, 2012
Non-current:
Deferred tax	$31,416	$52,068
Related party programming liabilities	386	761
Programming liabilities	1,962	—
Other	183	382
Total other non-current liabilities	$33,947	$53,211

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
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share will accrete at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from the third anniversary of the date of issuance to pay cash to the holder in lieu of any further accretion. From the third anniversary of the date of issuance, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 3.1625 at the date of issuance but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from the third anniversary of the date of issuance, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances that are beyond our control. These shares are not currently redeemable and thus have been recorded on the consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the year ended December 31, 2013, we recognized accretion on the Series B Preferred Shares of US$ 7.9 million, with a corresponding decrease in additional paid-in capital.

13.    EQUITY
Series A and B Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2013 and December 31, 2012.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2013 and 2012. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2013 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion three years from issuance on June 25, 2013 and no adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 79.0 million shares of Class A common stock upon conversion. If the Rights Offering and other transactions discussed in Note 25, "Subsequent Events" are closed, the conversion price of the Series B Preferred Shares will be adjusted downward, resulting in additional shares to be issued upon conversion.
Class A and B Common Stock
300,000,000 and 200,000,000 shares of Class A common stock were authorized as at December 31, 2013 and December 31, 2012, respectively, and 15,000,000 shares of Class B common stock were authorized as at December 31, 2013 and December 31, 2012. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
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
There were 134.8 million and 77.2 million shares of Class A common stock outstanding at December 31, 2013 and 2012, respectively.
As at December 31, 2013 and December 31, 2013, there were no shares of Class B common stock outstanding.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

As at December 31, 2013, TW Investor owns 45.5% of the outstanding shares of Class A common stock and has a 49.7% voting interest in the Company due to its ownership of the Series A Preferred Share.
14.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our Senior Debt (as defined therein) is included in Note 5, "Long-term Debt and Other Financing Arrangements".
At December 31, 2013, we had no financial instruments carried at fair value. The previously outstanding option, interest rate swap and currency swap agreements (see "Share Subscription Agreement and Company Option", "Interest Rate Risk" and "Currency Risk" sections below) were recorded at fair value using significant Level 2 inputs.
The change in fair value of derivatives comprised the following for the years ended December 31, 2013, 2012 and 2011:

	For The Year Ending December 31,
	2013	2012	2011
Share subscription agreement	$—	$22,836	$—
Company option	—	24,953	—
Interest rate swap	104	573	323
Currency swap	—	665	6,778
Call option	—	—	180
Change in fair value of derivatives	$104	$49,027	$7,281
Share Subscription Agreements and Company Option
On April 30, 2012, in addition to and in contemplation of the Time Warner Term Loan Facilities Agreement dated April 30, 2012 between CME and Time Warner Inc. (the "TW Credit Agreement"), we entered into a Subscription and Equity Commitment Agreement (the “Equity Commitment Agreement”) with TW Investor whereby we agreed to issue to TW Investor at a price of US$ 7.51 per share (the “Purchase Price”), the number of shares of Class A common stock such that TW Investor would own a number of shares of Class A common stock equal to a 40% interest in the Company on a diluted basis (and at least 9.5 million shares) (the “TW Subscription Shares”). The Purchase Price was equal to the Company's volume-weighted average closing share price on the NASDAQ Global Select Market for the 20 trading days immediately preceding the signing of the Equity Commitment Agreement.
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
In addition, under the Equity Commitment Agreement, TW Investor granted to the Company an option (the "Company Option") to cause TW Investor to purchase, and the Company granted to TW Investor an option to purchase, at the Purchase Price, the number of shares of Class A common stock (the “Option Shares”) that would generate proceeds to repay the then outstanding principal amount drawn under the TW Credit Agreement (the "TW Loans"), subject to certain limitations, including restrictions that TW Investor and its affiliates may not acquire any shares that could result in their beneficial ownership in effect exceeding 49.9% of the total outstanding voting securities of the Company on the date of exercise.

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
Interest Rate Risk
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. (“UniCredit”) and Ceska Sporitelna, a.s. (“CSAS”), expiring in April 2013, to reduce the impact of changing interest rates on our previously outstanding floating rate debt that was denominated in CZK. The interest rate swap is a financial instrument that is used to minimize interest rate risk and is considered an economic hedge. The interest rate swap was not designated as a hedging instrument so changes in the fair value of the derivative are recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.
We valued the interest rate swap agreement using a valuation model which calculates the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model is the expected PRIBOR-based yield curve. This instrument was allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instrument, are readily observable.
The fair value of the interest rate swap as at the settlement date, April 15, 2013, was a US$ 35 thousand liability. There will be no further impact on earnings from this instrument.
Currency Risk
On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion, payable on each July 15, October 15, January 15, and April 15, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million, receivable on each July 15, October 15, January 15, and April 15 up to the termination date of April 15, 2012.
These currency swap agreements reduced our exposure to movements in foreign exchange rates on part of the CZK-denominated cash flows generated by our Czech Republic operations, which corresponded to a significant proportion of the Euro-denominated interest payments on our Senior Notes (see Note 5, "Long-term Debt and Other Financing Arrangements"). These financial instruments were used to minimize currency risk and were considered an economic hedge of foreign exchange rates. These instruments were not designated as hedging instruments, and so changes in their fair value were recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.
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
15.    RESTRUCTURING COSTS
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we have incurred restructuring costs to reorganize our businesses through these geographic segments. The restructuring charges are primarily related to employee termination benefits and costs incurred to terminate long-term contracts. Restructuring actions under the segment reorganization plan were completed as of December 31, 2013. We will continue to look to optimize the costs of our operations in 2014.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Information relating to restructuring by type of cost is as follows:

	Employee Termination Costs	Other Exit Costs	Total
BALANCE December 31, 2012	$—	$—	$—
Costs incurred	17,803	797	18,600
Non-cash settled (1)	(1,919)	—	(1,919)
Cash paid	(13,145)	(181)	(13,326)
Foreign currency movements	(65)	15	(50)
BALANCE December 31, 2013	$2,674	$631	$3,305

(1)	Reflects restructuring charges due to acceleration of stock-based compensation awards. See Note 17, "Stock-based Compensation".
A summary of restructuring charges for the year ended December 31, 2013 by operating segment is as follows:

	For the Year Ended December 31, 2013
	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$447	$—	$447
Croatia	95	—	95
Czech Republic	2,316	68	2,384
Romania	1,698	2	1,700
Slovak Republic	1,943	630	2,573
Slovenia	996	—	996
Corporate	10,308	97	10,405
Total restructuring costs	$17,803	$797	$18,600

16.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2013, 2012 and 2011:

	For The Year Ending December 31,
	2013	2012	2011
Interest on Senior Notes	$86,440	$87,859	$89,747
Interest on Convertible Notes	13,201	15,364	18,034
Interest on capital leases and other financing arrangements	839	4,447	4,167
	100,480	107,670	111,948

Amortization of capitalized debt issuance costs	4,101	14,101	6,226
Amortization of debt issuance discount and premium, net	7,288	5,999	17,379
	11,389	20,100	23,605
Total interest expense	$111,869	$127,770	$135,553
17.    STOCK-BASED COMPENSATION
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For The Year Ending December 31,
	2013	2012	2011
Selling, general and administrative expenses	$4,197	$4,249	$5,898
Restructuring costs (Note 15)	1,919	—	—
Total stock-based compensation charge	$6,116	$4,249	$5,898
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the twelve months ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,219,625	$31.51	4.06	$—
Exchanged (1)	(1,618,000)	31.54
Forfeited	(136,125)	33.36
Expired	(75,000)	$49.71
Outstanding at December 31, 2013	390,500	$27.26	1.40	$—
Vested or expected to vest	390,500	27.26	1.40	—
Exercisable at December 31, 2013	390,500	$27.26	1.40	$—

(1)	Options tendered in exchange for restricted stock units pursuant to the employee option exchange program described below.
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2013, the maximum life of options that had been issued under the Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares.
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
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2013 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2013. This amount changes based on the fair value of our common stock.
There were no options granted during the years ended December 31, 2013 and 2012. The weighted average assumptions used in the Black-Scholes model for grants made in the year ending December 31, 2011 were as follows:

For The Year Ending December 31, 2011
Risk-free interest rate	1.67%
Expected term (years)	4.82
Expected volatility	57.90%
Dividend yield	0%
Weighted-average fair value	$10.98

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The following table summarizes information about stock option activity during 2013, 2012, and 2011:

	2013		2012		2011
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at beginning of year	2,219,625	$31.51	2,901,687	$32.86	2,539,062	$35.44
Awards granted	—	—	—	—	555,000	22.33
Awards exchanged	(1,618,000)	31.54	—	—	—	—
Awards exercised	—	—	(16,000)	2.06	(23,625)	10.23
Awards forfeited	(136,125)	33.36	(636,062)	35.61	(168,750)	40.17
Awards expired	(75,000)	49.71	(30,000)	90.54	—	—
Outstanding at end of year	390,500	$27.26	2,219,625	$31.51	2,901,687	$32.86
As at December 31, 2013, all of our outstanding stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options outstanding and exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value	Weighted average exercise price (per share)
$ 0.01 - 20.00	73,000	0.55	$—	$17.64
$ 20.01 - 40.00	258,000	1.51	—	23.71
$ 40.01 - 60.00	49,500	1.88	—	51.29
$ 60.01 - 80.00	9,000	2.61	—	65.21
$ 80.01 - 100.00	—	0	—	—
$ 100.01 - 120.00	1,000	1.93	—	113.56
Total	390,500	1.40	$—	$27.26
Restricted Stock Units
Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of CME Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair value of RSUs is calculated as the closing price of our class A common shares on the date of grant. For certain awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.
The following table summarizes information about unvested RSUs as at December 31, 2013:

	Number of Shares/Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	584,000	5.61
Granted	670,500	2.60
Granted - option exchange program	545,136	3.27
Vested	(564,632)	5.68
Forfeited	(217,382)	4.32
Unvested at December 31, 2013	1,017,622	3.79
As at December 31, 2013, the intrinsic value of unvested RSUs was US$ 3.9 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2013 was US$ 5.5 million and is expected to be recognized over a weighted-average period of 2.4 years.
18.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the provision / (credit) for income taxes and of the loss before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Loss from continuing operations before income taxes:
The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For The Year Ending December 31,
	2013	2012	2011
Domestic	$(79,977)	$(21,623)	$(6,470)
Foreign	(218,581)	(538,909)	(169,284)
Total	$(298,558)	$(560,532)	$(175,754)
Included in domestic income during 2013, 2012 and 2011 is intercompany dividend income of US$ 0.5 million, US$ 50.0 million and US$ 63.7 million, respectively, with an equivalent expense included within foreign income. These dividends are neither taxable in The Netherlands nor deductible in the foreign entity.
Income Tax Provision:
The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For The Year Ending December 31,
	2013	2012	2011
Current income tax expense:
Domestic	$35	$757	$321
Foreign	819	8,842	10,377
	854	9,599	10,698
Deferred tax benefit:
Domestic	(157)	1,963	(5)
Foreign	(17,722)	(25,701)	(6,843)
	(17,879)	(23,738)	(6,848)

(Credit) / provision for income taxes	$(17,025)	$(14,139)	$3,850
In 2013, the net credit for income taxes primarily reflects tax benefits of losses in jurisdictions where existing taxable temporary differences provide evidence that the tax losses are realizable.
Reconciliation of Effective Income Tax Rate:
The following is a reconciliation of income taxes, calculated at statutory Dutch rates, to the income tax provision included in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	For The Year Ending December 31,
	2013	2012	2011
Income taxes at Netherlands rates (25%)	$(74,626)	$(140,142)	$(43,927)
Jurisdictional differences in tax rates	14,086	30,436	22,092
Tax effect of goodwill impairment	4,979	55,671	7,105
Unrecognized tax benefits	(4)	11,089	4,490
Losses expired	8,359	5,597	2,344
Tax charge from internal restructuring	—	—	9,229
Change in valuation allowance	25,447	16,049	2,637
Other	4,734	7,161	(120)
(Credit) / provision for income taxes	$(17,025)	$(14,139)	$3,850
The jurisdictional rate difference in 2012 and 2011 mainly arises as a result of the difference between the Bulgarian and Dutch tax rates.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Assets:
Tax benefit of loss carry-forwards and other tax credits	$134,123	$108,842
Programming rights	16,477	3,618
Property, plant and equipment	5,329	7,488
Accrued expenses	5,323	4,814
Other	12,038	5,820
Gross deferred tax assets	173,290	130,582
Valuation allowance	(139,387)	(108,971)
Net deferred tax assets	$33,903	$21,611

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(36,591)	$(41,435)
Property, plant and equipment	(6,137)	(3,618)
Programming rights	(18,232)	(15,435)
Temporary difference due to timing	(2,907)	(6,814)
Total deferred tax liabilities	(63,867)	(67,302)
Net deferred income tax liability	$(29,964)	$(45,691)
Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2013	December 31, 2012
Net current deferred tax assets	$1,508	$2,204
Net non-current deferred tax assets	877	5,539
	2,385	7,743

Net current deferred tax liabilities	(933)	(1,366)
Net non-current deferred tax liabilities	(31,416)	(52,068)
	(32,349)	(53,434)

Net deferred income tax liability	$(29,964)	$(45,691)
We provided a valuation allowance against potential deferred tax assets of US$ 139.4 million and US$ 109.0 million as at December 31, 2013 and 2012, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.
During 2013, we had the following movements on valuation allowances:

Balance at December 31, 2012	$108,971
Created during the period	33,601
Utilized	(8,154)
Foreign exchange	4,969
Balance at December 31,2013	$139,387

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

As of December 31, 2013 we have operating loss carry-forwards that will expire in the following periods:

	2014	2015	2016	2017	2018-29	Indefinite
Bulgaria	$—	$210	$1,485	$1,297	$4,459	$—
Croatia	16,169	7,255	1,878	—	—	—
Czech Republic	—	—	129	1,284	63,648	—
Hungary	—	—	—	—	—	247
Moldova	71	71	15	—	—	—
The Netherlands	11,229	4,118	8,855	35,573	299,529	—
Romania	1,405	—	3,052	12,106	88,310	—
Slovak Republic	7,522	7,522	7,522	7,522	—	—
Slovenia	—	—	—	—	—	15,811
United Kingdom	—	—	—	—	—	2,652
Total	$36,396	$19,176	$22,936	$57,782	$455,946	$18,710
The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.
We have provided valuation allowances against most of the above loss carry-forwards. However, valuation allowances have not been provided against the loss carry-forwards in our main operating company in the Czech Republic on the basis of future reversals of existing taxable temporary differences.
As at December 31, 2013 the company has no undistributed earnings in subsidiaries (2012: US$ 221.1 million) giving rise to a temporary difference.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$18,658
Increases for tax positions taken during a prior period	88
Increases for tax positions taken during the current period	4,402
Other	(18)
Balance at December 31, 2011	23,130
Increases for tax positions taken during a prior period	8,283
Increases for tax positions taken during the current period	2,850
Decreases resulting from the expiry of the statute of limitations	(44)
Settlements with tax authorities	(34,107)
Balance at December 31, 2012	112
Increases for tax positions taken during a prior period	51
Increases for tax positions taken during the current period	20
Decreases resulting from the expiry of the statute of limitations	(75)
Balance at December 31, 2013	$108
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions. As at December 31, 2013, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2009
Croatia	2009
Czech Republic	2008
The Netherlands	2009
Romania	2009
Slovak Republic	2008
Slovenia	2008
United Kingdom	2012
We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income.
There were no significant interest or penalties accrued in the years ended December 31, 2013 and 2012.
19.    EARNINGS PER SHARE
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
The components of basic and diluted earnings per share are as follows:

	For The Year Ending December 31,
	2013	2012	2011
Net loss attributable to CME Ltd.	$(277,651)	$(535,680)	$(174,611)
Less: preferred dividend paid-in-kind	7,890	—	—
Net loss attributable to CME Ltd. - Basic	(285,541)	(535,680)	(174,611)

Effect of dilutive securities
Preferred dividend paid-in-kind	(7,890)	—	—
Net loss attributable to CME Ltd. - Diluted	$(277,651)	$(535,680)	$(174,611)

Weighted average outstanding shares of common stock - basic (1)	125,723	76,919	64,385
Dilutive effect of employee stock options and RSUs	—	—	—
Weighted average outstanding shares of common stock - diluted	125,723	76,919	64,385

Net loss per share:
Basic	$(2.21)	$(6.96)	$(2.71)
Diluted	$(2.21)	$(6.96)	$(2.71)

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

At December 31, 2013, 1,425,477 (December 31, 2012: 3,087,087) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under the 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2013. Our Series B Preferred Shares were not considered for dilution as they are not convertible prior to June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

20. SEGMENT DATA
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, we manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These new operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how operations are managed by segment managers; and the structure of our internal financial reporting.
Our segments generate revenues primarily from the sale of advertising and sponsorship on our channels. This is supplemented by revenues from cable and satellite television service providers to carry our channels on their platforms and from revenues through the sale of distribution rights to third parties.
We evaluate the performance of our segments based on net revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
Below are tables showing selected financial statement information by segment for the years ended December 31, 2013, 2012 and 2011 for consolidated statements of operations and comprehensive income data and as at December 31, 2013 and 2012 for consolidated balance sheet data:

Net revenues:	For The Year Ending December 31,
	2013	2012	2011
Bulgaria	$87,448	$85,241	$95,663
Croatia	61,864	59,299	63,674
Czech Republic	191,824	278,097	313,947
Romania	208,077	195,551	216,323
Slovak Republic	82,404	96,174	105,091
Slovenia	66,656	68,895	76,512
Intersegment revenues (1)	(7,239)	(11,172)	(6,428)
Total net revenues	$691,034	$772,085	$864,782

(1)	Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For The Year Ending December 31,
	2013	2012	2011
Bulgaria	$13,391	$13,121	$11,137
Croatia	8,258	7,924	4,310
Czech Republic	(11,287)	106,265	145,691
Romania	6,081	17,616	30,789
Slovak Republic	(19,859)	8,604	9,491
Slovenia	9,254	14,933	19,928
Elimination	(32)	(759)	(12)
Total operating segments	5,806	167,704	221,334
Corporate	(52,261)	(42,282)	(54,332)
Total OIBDA	$(46,455)	$125,422	167,002

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reconciliation to consolidated statements of operations and comprehensive income:	For The Year Ending December 31,
	2013	2012	2011
Total OIBDA	$(46,455)	$125,422	$167,002
Depreciation of property, plant and equipment	(40,771)	(44,498)	(56,581)
Amortization of intangible assets	(16,219)	(46,627)	(34,881)
Impairment charge	(79,676)	(522,490)	(68,748)
Operating (loss) / income	(183,121)	(488,193)	6,792
Interest expense, net	(111,365)	(126,991)	(132,800)
Loss on extinguishment of debt	(23,115)	(198)	(25,904)
Foreign currency exchange gain / (loss), net	19,530	4,922	(31,124)
Change in fair value of derivatives	104	49,027	7,281
Other (expense) / income	(591)	901	1
Credit / (provision) for income taxes	17,025	14,139	(3,850)
Net loss from continuing operations	$(281,533)	$(546,393)	$(179,604)

Total assets (1):	December 31, 2013	December 31, 2012
Bulgaria	$172,189	$230,563
Croatia	72,301	68,205
Czech Republic	932,392	1,040,371
Romania	463,775	465,417
Slovak Republic	150,562	160,866
Slovenia	99,619	119,497
Total operating segments	1,890,838	2,084,919
Corporate	71,035	89,796
Total assets	$1,961,873	$2,174,715
(1)Segment assets exclude any intercompany balances.

Capital Expenditures:	For The Year Ending December 31,
	2013	2012	2011
Bulgaria	$2,798	$4,413	$3,809
Croatia	2,574	3,109	2,888
Czech Republic	7,775	8,201	8,684
Romania	5,477	7,361	6,608
Slovak Republic	1,590	1,990	2,123
Slovenia	4,018	4,638	7,484
Total operating segments	24,232	29,712	31,596
Corporate	6,217	3,020	2,596
Total capital expenditures	$30,449	$32,732	$34,192

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Long-lived assets by geography are as follows:

Long-lived assets (1):	December 31, 2013	December 31, 2012
Bulgaria	$13,742	$13,796
Croatia	6,234	7,267
Czech Republic	47,932	51,673
Romania	81,165	84,505
Slovak Republic	20,299	21,315
Slovenia	20,226	23,146
Total operating segments	189,598	201,702
Corporate	8,997	5,004
Total long-lived assets	$198,595	$206,706
(1)Reflects property, plant and equipment.

Revenue by type:	For The Year Ending December 31,
	2013	2012	2011
Television advertising	$528,778	$616,233	$719,257
Carriage fees and subscriptions	58,990	43,357	39,576
Other	103,266	112,495	105,949
Total net revenues	$691,034	$772,085	$864,782
We do not rely on any single major customer or group of major customers.
21.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2013, we had total commitments of US$ 253.6 million (December 31, 2012: US$ 356.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2014	$91,802	$34,509	$5,899	$7,984
2015	78,436	29,176	3,725	37
2016	59,191	15,127	2,124	—
2017	15,731	10,323	1,836	—
2018	8,174	10,273	1,693	—
2019 and thereafter	271	37,024	9,097	—
Total	$253,605	$136,432	$24,374	$8,021
For the years ended December 31, 2013, 2012 and 2011, we incurred aggregate rent expense on all facilities of US$ 14.7 million, US$ 16.4 million and US$ 11.7 million, respectively.
b)    Factoring of Trade Receivables
CET 21 has a CZK 910 million (approximately US$ 45.7 million) factoring framework agreement with FCS. Under this facility up to CZK 910 million (approximately US$ 45.7 million) may be factored on a recourse or non-recourse basis. As at December 31, 2013, there were CZK 13.1 million (approximately US$ 0.7 million) (December 31, 2012: CZK 132.4 million, approximately US$ 6.7 million based on December 31, 2013 rates), of receivables subject to the factoring framework agreement.
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
Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. In order to impose a fine, the CPA would need to commence a new proceeding and any fine that may be imposed would be subject to a statutory maximum of ten percent of Pro Plus' annual turnover in the business year preceding the year in which a fine is imposed. To date, the CPA has not imposed any fine on Pro Plus. Pro Plus is currently unable to estimate the timing of the new proceeding or the size of any potential future fine.
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
Related Party Groups
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with the following individuals or entities as material related party transactions: Time Warner, who is represented on our Board of Directors and holds a 49.7% voting interest in CME Ltd. as at December 31, 2013; and Adrian Sarbu, our former President and Chief Executive Officer, former member of our Board of Directors and beneficial owner of approximately 1.8% of our outstanding shares of Class A common stock as at December 31, 2013;
Related Party Transactions
Time Warner

	For The Year Ending December 31,
	2013	2012	2011
Purchases of programming	$61,539	$42,230	$57,196
Sales	119	224	198

	December 31, 2013	December 31, 2012
Programming liabilities	$70,517	$52,863
Accounts receivable	168	119

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Adrian Sarbu

	For The Year Ending December 31,
	2013	2012	2011
Purchases of services	$3,903	$3,712	$4,812
Sales	1,712	1,254	1,197

	December 31, 2013	December 31, 2012
Accounts payable	$478	$809
Accounts receivable, gross(1)	1,311	1,770

(1)
Pursuant to the separation agreement entered into by and between CME Media Services Limited, a wholly owned subsidiary of CME Ltd., and Mr. Sarbu, we deducted the gross accounts receivable due to us from Mr. Sarbu or his affiliates from the monies paid by us to Mr. Sarbu under his separation agreement in January 2014.

23.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2013 and 2012 is as follows:

	For the Year Ended December 31, 2013
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$137,042	$180,245	$135,838	$237,909
Cost of revenues	138,037	145,765	137,386	204,471
Operating loss	(34,999)	(5,669)	(44,967)	(97,486)
Net loss	(108,962)	(41,088)	(23,273)	(108,209)
Net loss attributable to CME Ltd.	$(108,280)	$(40,957)	$(23,091)	$(105,322)

Net loss per share:
Basic EPS	$(1.22)	$(0.34)	$(0.16)	$(0.72)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(1.22)	$(0.34)	$(0.16)	$(0.72)

	For the Year Ended December 31, 2012
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$167,433	$211,222	$140,092	$253,338
Cost of revenues	141,281	151,056	130,833	175,246
Operating (loss) / income	(10,303)	23,650	(18,401)	(483,139)
Net (loss) / income	(13,813)	3,141	(32,637)	(503,084)
Net (loss) / income attributable to CME Ltd.	$(13,392)	$3,956	$(32,049)	$(494,195)

Net (loss) / income per share:
Basic EPS	$(0.21)	$0.06	$(0.36)	$(5.59)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.21)	$0.06	$(0.36)	$(5.59)

24.    Guarantor and Non-Guarantor Financial Information
In conjunction with the series of related financing transactions discussed in Note 25, "Subsequent Events", our 100% owned subsidiaries, Central European Media Enterprises N.V. ("CME NV") and CME Media Enterprises B.V. ("CME BV" and with CME NV, the "Guarantor Subsidiaries"), have agreed to fully and unconditionally guarantee, jointly and severally, subject to certain limits imposed by local law (the “Guarantees”), on a senior basis the 2017 PIK Notes that are contemplated to be issued in connection with the Rights Offering. Upon closing of the Rights Offering and issuance of the 2017 PIK Notes, the Guarantor Subsidiaries will be subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the SEC. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are presented separately from CME Ltd. (the “Parent Issuer”) and the Guarantor Subsidiaries in the condensed consolidating financial statements presented below.
The Guarantees will be senior obligations of the Guarantors and will rank equal in right of payment with all of the Guarantor Subsidiaries’ existing and future senior indebtedness, including in respect of their guarantees of the 2015 Convertible Notes, the Time Warner Term Loan, the Time Warner Revolving Credit Facility and the 2017 PIK Notes. In addition, the Guarantees will rank senior in right of payment to any other existing and future obligations of the Guarantor Subsidiaries expressly subordinated in right of payment to the Guarantees. The Guarantees will effectively rank junior to all of the future indebtedness and other liabilities of our Non-Guarantor Subsidiaries, including with respect to their obligations in respect of the 2017 PIK Notes.
CME Ltd. and the Guarantor Subsidiaries are holding companies with no revenue-generating operations and rely on the repayment of intercompany indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates. There are no significant restrictions on the CME Ltd.'s ability to obtain funds from the Guarantor Subsidiaries.

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011:
Condensed Consolidating Balance Sheets as at December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$19,461	$5,422	$80,113	$—	$104,996
Accounts receivable, net	—	—	184,577	—	184,577
Program rights, net	—	—	109,238	—	109,238
Other current assets	2,638	31	49,577	—	52,246
Intercompany current assets	53,396	2,052	—	(55,448)	—
Total current assets	75,495	7,505	423,505	(55,448)	451,057
Non-current assets
Investments in subsidiaries	—	479,435	—	(479,435)	—
Property, plant and equipment, net	—	—	198,595	—	198,595
Program rights, net	—	—	289,701	—	289,701
Goodwill	—	—	782,870	—	782,870
Broadcast licenses and other intangible assets, net	—	—	225,795	—	225,795
Other non-current assets	3,976	—	9,879	—	13,855
Intercompany non-current assets	1,822,966	315,017	18,887	(2,156,870)	—
Total non-current assets	1,826,942	794,452	1,525,727	(2,636,305)	1,510,816
Total assets	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,234	$41	$278,131	$—	$296,406
Current portion of long-term debt and other financing arrangements	—	71	2,352	—	2,423
Other current liabilities	500	—	16,681	—	17,181
Intercompany current liabilities	7,788	45,988	1,672	(55,448)	—
Total current liabilities	26,522	46,100	298,836	(55,448)	316,010
Non-current liabilities
Deficiency in excess of investments in subsidiaries	296,351	—	—	(296,351)	—
Long-term debt and other financing arrangements	620,375	—	342,650	—	963,025
Other non-current liabilities	—	—	33,947	—	33,947
Intercompany non-current liabilities	310,298	1,846,572	—	(2,156,870)	—
Total non-current liabilities	1,227,024	1,846,572	376,597	(2,453,221)	996,972
Temporary equity	207,890	—	—	—	207,890
Total equity	441,001	(1,090,715)	1,273,799	(183,084)	441,001
Total liabilities and equity	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

Condensed Consolidating Balance Sheets as at December 31, 2012

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,372	$2,836	$128,185	$—	$140,393
Accounts receivable, net	—	—	184,494	—	184,494
Program rights, net	—	—	120,023	—	120,023
Other current assets	24,644	30	48,967	—	73,641
Intercompany current assets	17,581	1,105	5,183	(23,869)	—
Total current assets	51,597	3,971	486,852	(23,869)	518,551
Non-current assets
Investments in subsidiaries	—	977,014	—	(977,014)	—
Property, plant and equipment, net	—	—	206,706	—	206,706
Program rights, net	—	—	303,708	—	303,708
Goodwill	—	—	836,538	—	836,538
Broadcast licenses and other intangible assets, net	—	—	284,941	—	284,941
Other non-current assets	9,528	—	14,743	—	24,271
Intercompany non-current assets	1,702,621	—	—	(1,702,621)	—
Total non-current assets	1,712,149	977,014	1,646,636	(2,679,635)	1,656,164
Total assets	$1,763,746	$980,985	$2,133,488	$(2,703,504)	$2,174,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$27,741	$55	$227,885	$—	$255,681
Current portion of long-term debt and other financing arrangements	20,442	—	1,476	—	21,918
Other current liabilities	—	—	13,765	—	13,765
Intercompany current liabilities	1,246	22,489	134	(23,869)	—
Total current liabilities	49,429	22,544	243,260	(23,869)	291,364
Non-current liabilities
Deficiency in excess of investments in subsidiaries	213,754	—	—	(213,754)	—
Long-term debt and other financing arrangements	869,220	—	329,653	—	1,198,873
Other non-current liabilities	76	—	53,135	—	53,211
Intercompany non-current liabilities	—	1,393,395	309,226	(1,702,621)	—
Total non-current liabilities	1,083,050	1,393,395	692,014	(1,916,375)	1,252,084
Total equity	631,267	(434,954)	1,198,214	(763,260)	631,267
Total liabilities and equity	$1,763,746	$980,985	$2,133,488	$(2,703,504)	$2,174,715

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$691,034	$—	$691,034
Cost of revenues	—	—	625,659	—	625,659
Selling, general and administrative expenses	33,905	5	116,310	—	150,220
Restructuring costs	2,422	24	16,154	—	18,600
Impairment charge	—	—	79,676	—	79,676
Operating loss	(36,327)	(29)	(146,765)	—	(183,121)
Interest income	137,545	6,519	6,870	(150,430)	504
Interest expense	(88,102)	(124,100)	(50,097)	150,430	(111,869)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Foreign currency exchange gain, net	29,773	27,790	(38,033)	—	19,530
Change in fair value of derivatives	—	(18,779)	18,883	—	104
Loss from investment in subsidiaries	(355,404)	(233,425)	—	588,829	—
Other expense	—	(81)	(510)	—	(591)
Loss before tax	(335,630)	(342,105)	(209,652)	588,829	(298,558)
Credit for income taxes	—	9,510	7,515	—	17,025
Net loss	(335,630)	(332,595)	(202,137)	588,829	(281,533)
Net loss attributable to noncontrolling interests	—	—	3,882	—	3,882
Net loss attributable to CME Ltd.	(335,630)	(332,595)	(198,255)	588,829	(277,651)
Comprehensive loss attributable to CME Ltd.	$(335,630)	$(355,404)	$(233,425)	$588,829	$(335,630)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2012

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$772,085	$—	$772,085
Cost of revenues	—	—	598,416	—	598,416
Selling, general and administrative expenses	19,999	1,408	117,965	—	139,372
Impairment charge	—	—	522,490	—	522,490
Operating loss	(19,999)	(1,408)	(466,786)	—	(488,193)
Interest income	144,057	851	615	(144,744)	779
Interest expense	(96,582)	(118,530)	(57,402)	144,744	(127,770)
Loss on extinguishment of debt	(198)	—	—	—	(198)
Foreign currency exchange gain / (loss), net	8,170	(7,402)	4,154	—	4,922
Change in fair value of derivatives	48,453	—	574	—	49,027
Loss on investment in subsidiaries	(591,026)	(455,512)	—	1,046,538	—
Other income	—	—	901	—	901
Loss before tax	(507,125)	(582,001)	(517,944)	1,046,538	(560,532)
Credit for income taxes	—	13,657	482	—	14,139
Net loss	(507,125)	(568,344)	(517,462)	1,046,538	(546,393)
Net loss attributable to noncontrolling interests	—	—	10,713	—	10,713
Net loss attributable to CME Ltd.	(507,125)	(568,344)	(506,749)	1,046,538	(535,680)
Comprehensive loss attributable to CME Ltd.	$(507,125)	$(591,026)	$(455,512)	$1,046,538	$(507,125)
Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$864,782	$—	$864,782
Cost of revenues	—	—	618,108	—	618,108
Selling, general and administrative expenses	25,585	4,442	141,107	—	171,134
Impairment charge	—	—	68,748	—	68,748
Operating (loss) / income	(25,585)	(4,442)	36,819	—	6,792
Interest income	151,461	2,358	713	(151,779)	2,753
Interest expense	(108,351)	(116,926)	(62,055)	151,779	(135,553)
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Foreign currency exchange (loss) / gain, net	(23,520)	19,638	(27,242)	—	(31,124)
Change in fair value of derivatives	6,778	—	503	—	7,281
Loss on investment in subsidiaries	(209,646)	(118,394)	—	328,040	—
Other income / (expense)	6	—	(5)	—	1
Loss before tax	(234,761)	(217,766)	(51,267)	328,040	(175,754)
Credit / (provision) for income taxes	—	8,120	(11,970)	—	(3,850)
Net loss	(234,761)	(209,646)	(63,237)	328,040	(179,604)
Net loss attributable to noncontrolling interests	—	—	4,993	—	4,993
Net loss attributable to CME Ltd.	$(234,761)	$(209,646)	$(58,244)	$328,040	$(174,611)
Comprehensive loss attributable to CME Ltd.	$(234,761)	$(209,646)	$(118,394)	$328,040	$(234,761)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from operating activities	$(81,915)	$(42,256)	$59,973	$—	$(64,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(30,449)	—	(30,449)
Disposal of property, plant and equipment	—	—	313	—	313
Intercompany investing activity	(259,425)	(264,745)	—	524,170	—
Net cash used in investing activities	(259,425)	(264,745)	(30,136)	524,170	(30,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(310,322)	—	—	—	(310,322)
Debt transactions costs	(785)	—	—	—	(785)
Change in restricted cash	20,467	—	—	—	20,467
Proceeds from credit facilities	—	—	634	—	634
Payment of credit facilities and capital leases	—	—	(2,027)	—	(2,027)
Issuance of common stock	157,116	—	—	—	157,116
Issuance of preferred stock	200,000	—	—	—	200,000
Equity issuance costs	(5,410)	—	—	—	(5,410)
Dividends paid to holders of noncontrolling interests	—	—	(411)	—	(411)
Other	59	—	—	—	59
Intercompany financing activity	290,304	309,352	(75,486)	(524,170)	—
Net cash provided by financing activities	351,429	309,352	(77,290)	(524,170)	59,321

Impact of exchange rate fluctuations on cash	—	235	(619)	—	(384)

Net increase / (decrease) in cash and cash equivalents	10,089	2,586	(48,072)	—	(35,397)
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836	128,185	—	140,393
CASH AND CASH EQUIVALENTS, end of period	$19,461	$5,422	$80,113	$—	$104,996

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2012

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from / (used in) operating activities	$5,223	$(31,744)	$(3,506)	$—	$(30,027)
CASH FLOWS FROM INVESTING ACTIVITIES:					—
Purchase of property, plant and equipment	—	—	(32,732)	—	(32,732)
Disposal of property, plant and equipment	—	—	306	—	306
Intercompany investing activity	(250,150)	(303,558)	—	553,708	—
Net cash used in investing activities	(250,150)	(303,558)	(32,426)	553,708	(32,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(290,135)	—	—	—	(290,135)
Debt transactions costs	(4,350)	—	(2,650)	—	(7,000)
Issuance of Senior Notes	135,949	—	92,941	—	228,890
Change in restricted cash	(20,972)	—	—	—	(20,972)
Proceeds from credit facilities	180,146	—	15,111	—	195,257
Payment of credit facilities and capital leases	(15,330)	—	(90,548)	—	(105,878)
Issuance of common stock	15,033	—	—	—	15,033
Equity issuance costs	(2,942)	—	—	—	(2,942)
Dividends paid to holders of noncontrolling interests	—	—	(308)	—	(308)
Other	33	—	(82)	—	(49)
Intercompany financing activity	248,607	286,477	18,624	(553,708)	—
Net cash provided by financing activities	246,039	286,477	33,088	(553,708)	11,896

Impact of exchange rate fluctuations on cash	—	—	4,564	—	4,564

Net increase / (decrease) in cash and cash equivalents	1,112	(48,825)	1,720	—	(45,993)
CASH AND CASH EQUIVALENTS, beginning of period	8,260	51,661	126,465	—	186,386
CASH AND CASH EQUIVALENTS, end of period	$9,372	$2,836	$128,185	$—	$140,393

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2011

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from / (used in) operating activities	$6,090	(83,687)	107,235	—	29,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(34,192)	—	(34,192)
Disposal of property, plant and equipment	—	—	1,091	—	1,091
Investments in subsidiaries, net of cash acquired	—	(856)	(8,741)	—	(9,597)
Intercompany investing activity	—	(29,836)	—	29,836	—
Net cash used in investing activities	—	(30,692)	(41,842)	29,836	(42,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(73,560)	—	—	—	(73,560)
Payment on exchange of Convertible Notes	(32,126)	—	—	—	(32,126)
Debt transactions costs	(2,101)	—	—	—	(2,101)
Proceeds from credit facilities	—	—	104,151	—	104,151
Payment of credit facilities and capital leases	—	—	(34,458)	—	(34,458)
Dividends paid to holders of noncontrolling interests	—	—	(316)	—	(316)
Other	242	—	—	—	242
Intercompany financing activity	(7,262)	152,632	(115,534)	(29,836)	—
Net cash (used in) / provided by financing activities	(114,807)	152,632	(46,157)	(29,836)	(38,168)

Impact of exchange rate fluctuations on cash	—	—	(6,436)		(6,436)

Net (decrease) / increase in cash and cash equivalents	(108,717)	38,253	12,800	—	(57,664)
CASH AND CASH EQUIVALENTS, beginning of period	116,977	13,408	113,665	—	244,050
CASH AND CASH EQUIVALENTS, end of period	$8,260	$51,661	$126,465	$—	$186,386

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

25.    SUBSEQUENT EVENTS
On February 28, 2014, we announced our intention to conduct a proposed rights offering (the “Rights Offering”) and a series of related financing transactions with TW Investor and Time Warner Inc. (“Time Warner” which, unless the context indicates otherwise, includes TW Investor and its affiliates other than the Company). The Rights Offering and related financing transactions are being undertaken pursuant to a framework agreement (the “Framework Agreement”) dated February 28, 2014 among the Company, TW Investor and Time Warner.
As disclosed in the Registration Statement on Form S-3 filed by the Company on February 28, 2014 with the U.S. Securities and Exchange Commission, the Company intends to distribute non-transferable rights (“Rights”) at no charge to the holders of record (as of a record date to be determined) of the Company’s outstanding common stock and preferred stock. Rights will be exercisable for units consisting of a new senior debt instrument (the “2017 PIK Notes”) and warrants (“Unit Warrants”) exercisable for shares of Class A Common Stock.
Time Warner has agreed to enter into a standby purchase agreement (the “Purchase Agreement”) with the Company at the time of the commencement of the Rights Offering. Under the Purchase Agreement, Time Warner will commit, subject to the satisfaction or waiver of certain conditions, to exercise in full its subscription privilege in the Rights Offering and will purchase additional units in a private placement (the “TW Unit Private Placement”) contemporaneously with the closing of the Rights Offering.
In connection with the Rights Offering and TW Unit Private Placement, the Company intends to offer units consisting of US$ 396.8 million aggregate original principal amount of 2017 PIK Notes and Unit Warrants to purchase a total of 84,000,000 shares of Class A Common Stock. Under the Purchase Agreement, Time Warner will also commit to purchase in a separate private offering to be closed contemporaneously with the Rights Offering (the “Backstop Private Placement”) any units that are not purchased through the exercise of Rights in the Rights Offering.
Also on February 28, 2014, the Company entered into a term loan credit agreement (the “Time Warner Term Loan Agreement”) with Time Warner. The Time Warner Term Loan Agreement provides that Time Warner will make, subject to the conditions therein, a term loan (the “Time Warner Term Loan”) to the Company in the aggregate principal amount of US$ 30.0 million or, if the Rights Offering, Backstop Private Placement and TW Unit Private Placement do not close prior to May 29, 2014, the U.S. dollar equivalent of the aggregate principal amount of the our 2016 Fixed Rate Notes outstanding and the early redemption premium thereon, plus US$ 30.0 million. If the Rights Offering, Backstop Private Placement and TW Unit Private Placement have not been closed on or before September 8, 2014, the Company shall issue and deliver to Time Warner warrants to purchase 84,000,000 shares of Class A Common Stock (subject to adjustment in accordance with the terms thereof, the “Term Loan Warrants”).
In addition, under the Framework Agreement, Time Warner agreed to extend to the Company a revolving credit facility that matures on December 1, 2017 in the aggregate principal amount of US$ 115.0 million (the “Time Warner Revolving Credit Facility”).
Under the Framework Agreement, we have also agreed to cause CET 21, as issuer of the 2017 Fixed Rate Notes, to undertake a consent solicitation of the holders of at least a majority in principal amount of the 2017 Fixed Rate Notes as to the incurrence of debt in the transactions described above (the “2017 Fixed Rate Noteholder Consent”), the incurrence of an additional EUR 40.0 million of indebtedness, and the amendment of the indenture governing the 2017 Fixed Rate Notes and the Intercreditor Agreement, originally dated July 21, 2006, among the parties thereto to provide that all secured parties will accelerate their indebtedness and seek enforcement if any secured party accelerates their indebtedness and seeks enforcement.
In connection with the transactions contemplated by the Framework Agreement, the Company has agreed to issue to Time Warner, subject to the terms of the Framework Agreement and of an escrow agreement, a warrant to purchase 30,000,000 shares of Class A Common Stock.
The Company intends to use any net proceeds from the Rights Offering, the TW Unit Private Placement and the Backstop Private Placement, if applicable, together with any proceeds from the Time Warner Term Loan, to redeem and repay in full the 2016 Fixed Rate Notes, including the early redemption premium and accrued interest thereon. Alternatively, if the Company is unable to close the Rights Offering prior to the May 29, 2014, then the Company intends to redeem and repay in full all outstanding 2016 Fixed Rate Notes, including the early redemption premium and accrued interest thereon, with the proceeds from the Time Warner Term Loan. If the Company redeems the 2016 Fixed Rate Notes with the proceeds from the Time Warner Term Loan, then the Company intends to use the net proceeds from the exercise of Rights in the Rights Offering, the TW Unit Private Placement and the the Backstop Private Placement, if any, to repay in full the outstanding amounts of principal and interest under the Refinancing Portion of the Term Loan, as well as related fees and expenses.
The Rights Offering is subject, among other things, the approval of the Company’s shareholders of (i) an increase in the number of authorized shares of Class A Common Stock and (ii) the Rights Offering and the issuance to Time Warner of the TW Initial Warrant and Unit Warrants or, alternatively, Term Loan Warrants.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the co-Chief Executive Officers and the Acting Chief Financial Officer to allow timely decisions regarding required disclosure.
Our co-Chief Executive Officers and our Acting Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Acting Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2013, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

DELOITTE LLP
London, United Kingdom
February 28, 2014

Index

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Director Nominees
Directors are elected to serve until the next annual general meeting of shareholders or until their successors are elected.
Ronald S. Lauder, 70, one of our founders, has served as our non-executive Chairman of the Board since our incorporation in 1994. Mr. Lauder is a principal shareholder of The Estée Lauder Companies, Inc. (“Estée Lauder”) and has served as Chairman of Clinique Laboratories, Inc., a division of Estée Lauder, since returning to the private sector from government service in 1987. Mr. Lauder was a Director of Estée Lauder from 1988 until 2009. From 1986 until 1987, Mr. Lauder served as U.S. Ambassador to Austria. From 1983 to 1986, Mr. Lauder served as Deputy Assistant Secretary of Defense for European and NATO Affairs. He is Chairman of the Jewish National Fund, former Chairman of the Council of Presidents of American Jewish Organizations, Chairman of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania and a member of the Visiting Committee of the Wharton School of the University of Pennsylvania. In June 2007, Mr. Lauder was elected President of the World Jewish Congress. He received his B.S. in International Business from the Wharton School of the University of Pennsylvania. Mr. Lauder’s qualifications to sit on our Board include his many years of international business experience and knowledge of European affairs, as well as being the Company’s founder and Chairman since its inception in 1994, providing the Board with key institutional knowledge.
Herbert A. Granath, 85, has served as a Director since 2002 and non-executive Vice Chairman of the Board since June 2006. Mr. Granath is Chairman Emeritus, ESPN, a cable sports network, and Senior Content Advisor to Telenet Group Holding N.V., the largest cable operator in Belgium. He is Co-Chairman of Crown Media Holdings, which owns and operates the Hallmark Channel. Mr. Granath served as Chairman and Chief Executive Officer of Media and Entertainment Holdings, Inc., a special purpose vehicle for the acquisition of media, entertainment and communications businesses, from 2005 until 2009 and served as a director until 2011. Mr. Granath was employed by ABC for over 35 years and was Chairman, Disney/ABC International (an international broadcasting company) from 1996 to January 1998 where he pioneered many aspects of ABC’s expanding television business, including its successes in the cable and international programming arenas. He served as Chairman of the Board of ESPN for 16 years and as Senior Vice President of ABC, Inc. from 1998 until 2001. He also served as Chairman of the Board of A&E, The History Channel, The Biography Channel and Lifetime Television, and was a founding partner and Board member of Eurosport, the largest cable network in Europe. He also served on the Boards of the Telefunf, RTL2 and TM3 networks in Germany, as well as SBS Broadcasting S.A. and TVA, the Brazilian pay-TV company. Among the awards Mr. Granath has received are two Tony awards (along with six Tony nominations), an International Emmy (Lifetime Achievement in International TV), and a U.S. Emmy (Lifetime Achievement in Sports Television). He has also been honored by the National Association of Broadcasters as a Broadcast Pioneer and received a European Lifetime Achievement Award from the Rose d’Or Festival in Lucerne, Switzerland. Mr. Granath brings to our Board extensive experience in television broadcasting both in America and Europe, which allows him to provide valuable advice and insights to the Board and Board committees.
Paul T. Cappuccio, 52, has served as a Director since October 2009. Mr. Cappuccio has been Executive Vice President and General Counsel of Time Warner Inc. since January 2001, in which capacity he oversees the worldwide management of Time Warner Inc.'s legal functions, collaborating with all of its operating businesses. From August 1999 until January 2001, Mr. Cappuccio was Senior Vice President and General Counsel at America Online. Before joining AOL, Mr. Cappuccio was a partner at the Washington, D.C. office of Kirkland & Ellis, one of the world's premier litigation and transactional law firms, where he specialized in telecommunications law, appellate litigation and negotiation with government agencies. From 1991 until 1993, Mr. Cappuccio was Associate Deputy Attorney General at the United States Department of Justice, where he advised Attorney General William P. Barr on matters relating to judicial selection, civil litigation, antitrust and civil rights. Prior to his service at the Justice Department, Mr. Cappuccio served as a law clerk at the Supreme Court of the United States and as a law clerk to Judge Alex Kozinski of the United States Court of Appeals for the Ninth Circuit in Pasadena, California. He is a 1986 graduate of Harvard Law School and a 1983 graduate of Georgetown University. Mr. Cappuccio, as general counsel of a global media company, brings significant large public company experience to our Board, including transactional and corporate governance expertise.
Charles R. Frank, Jr., 76, served as a Director from 2001 until July 2009 and from March 2010 to the present. From July 2009 through February 2010, Mr. Frank served as interim Chief Financial Officer of the Company. Mr. Frank currently serves as a member of the Advisory Committee of the Sigma-Bleyzer Growth Fund IV. From 1997 to 2001, Mr. Frank was First Vice President and twice acting President of the European Bank for Reconstruction and Development, which makes debt and equity investments in Central and Eastern Europe and the former Soviet Union. From 1988 to 1997, Mr. Frank was a Managing Director of the Structured Finance Group at GE Capital (a financial services company) and a Vice President of GE Capital Services. Mr. Frank served as Chief Executive Officer of Frank and Company from 1987 to 1988, and Vice President of Salomon Brothers from 1978 until 1987. Mr. Frank has held senior academic and government positions, including Deputy Assistant Secretary of State and Chief Economist at the U.S. Department of State, Senior Fellow at the Brookings Institution, Professor of Economics and International Affairs at Princeton University, and Assistant Professor of Economics at Yale University. Mr. Frank graduated from Rensselaer Polytechnic Institute with a B.S. in mathematics and economics before completing a Ph.D. in economics at Princeton University. Mr. Frank brings to the Board 35 years’ experience in the financial services industry, including 17 years relating to Central and Eastern Europe, as well as notable senior management experience.
Alfred W. Langer, 63, has served as a Director since 2000. Mr. Langer currently serves as a consultant to a number of privately held companies, primarily in Germany, in the areas of mergers and acquisitions, structured financing and organizational matters. From July 2001 until June 2002, Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company. From October 1999 until May 2001, Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company. From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company. From October 1994 until July 1997, Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers. From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company. Mr. Langer received an M.B.A. degree from the University GH Siegen. Mr. Langer brings to our Board and Board committees substantial financial and financial reporting expertise.

Index

Fred Langhammer, 70, has served as a Director since December 2009. Mr. Langhammer is Chairman, Global Affairs of Estée Lauder. He joined Estée Lauder in 1975 and held a variety of executive roles, including Chief Executive Officer from 1999 to 2004 and President and Chief Operating Officer from 1995 to 1999. Mr. Langhammer has served on the Board of the Walt Disney Company since 2005. Mr. Langhammer is also a senior fellow of the Foreign Policy Association. In June 2004, Mr. Langhammer received the Officer's Cross of the Order of Merit of the Federal Republic of Germany. In 2001, Mr. Langhammer received the Marco Polo Award from the China Foundation for International Exchanges in Beijing. Mr. Langhammer also received the Foreign Policy Association's Global Social Responsibility Award on behalf of Estée Lauder and was honored by the International Center in New York. Mr. Langhammer brings to the Board extensive executive management experience, as well as unique insights resulting from his service on the board of a large public media company.
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
Parm Sandhu, 45, has served as a Director since September 2009. Mr. Sandhu is a non-executive director of Eircom, Ireland’s incumbent telecoms service provider and Chairman of Merapar, an early stage European media and technology investment fund and advisory firm. He served as Chief Executive Officer of Unitymedia, Europe’s third largest cable operator, from 2003 to 2010. Prior to that, Mr. Sandhu was a Finance Director with Liberty Media International, where he pursued numerous strategic acquisitions, and held a number of senior finance and strategy positions during his six years with Telewest Communications plc. Before entering the technology, media and telecommunications sector, Mr. Sandhu worked at PricewaterhouseCoopers in London, where he qualified as a Chartered Accountant. He is a graduate of Cambridge University and holds a first class MA Honours degree in Mathematics. Mr. Sandhu brings to the Board and Audit Committee significant executive management experience in the European media and telecoms sector and considerable expertise in the cable industry, as well as extensive knowledge of financial and accounting matters.
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
Kelli Turner, 43, has served as a Director since May 2011. She is general partner of RSL Venture Partners, a venture capital fund that is controlled by Ronald Lauder. She was previously President and Chief Financial Officer of RSL Management Corporation from February 2011 to April 2012. Ms. Turner previously was Chief Financial Officer and Executive Vice President of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a diversified media and merchandising company, from 2009 to 2011, where she was responsible for all aspects of the company’s financial operations, while working closely with the executive team in shaping MSLO’s business strategy and capital allocation process. She also had oversight responsibility for financial planning, treasury, financial compliance and reporting, and investor relations, as well as key administrative functions. A lawyer and a CPA with significant experience in the media industry, Ms. Turner joined MSLO from Time Warner Inc. in 2009, where she held the position of Senior Vice President, Operations in the Office of the Chairman and CEO. Prior to that, she served as SVP, Business Development for New Line Cinema from 2006 to 2007 after having served as Time Warner Inc.’s Vice President, Investor Relations from 2004 to 2006. Ms. Turner worked in investment banking for many years with positions at Allen & Company and Salomon Smith Barney prior to joining Time Warner Inc. Early in her career, she also gained tax and audit experience as a registered CPA at Ernst & Young, LLP. Ms. Turner received her undergraduate business degree and her law degree from The University of Michigan. Ms. Turner brings to our Board a strong financial and business background in the media industry.
There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director other than Paul T. Cappuccio, who was nominated by Time Warner Inc. pursuant to the terms of an investor rights agreement among the Company, Ronald Lauder, certain parties related to Ronald Lauder and Time Warner Media Holdings B.V.
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

Index

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
Audit Committee
The Audit Committee is composed of Messrs. Langer (Chairman), Sandhu and Sickinghe. The current members of the Audit Committee satisfy the independence and expertise requirements set forth in SEC regulations and the NASDAQ Marketplace Rules. In addition, the Board has determined that Messrs. Langer and Sandhu each qualify as “audit committee financial experts”. The responsibilities of the Audit Committee include (i) selecting and overseeing the independent registered public accounting firm to be retained by us; (ii) approving the engagement of the independent registered public accounting firm for audit, audit-related, tax-related and other services; (iii) reviewing with the independent registered public accounting firm the scope and results of these engagements; (iv) overseeing our financial reporting activities and internal controls and procedures and reviewing the risk register with management; (v) reviewing complaints under the Standards of Business Conduct relating to accounting, internal accounting controls or auditing matters; and (vi) conducting other reviews relating to compliance by us and our employees with our policies and any applicable laws. During the fiscal year ended December 31, 2013, the Audit Committee met on eight occasions.
The Audit Committee acts under a written charter first adopted and approved by the Board of Directors in June 2000. An amended and restated Audit Committee charter was subsequently adopted by the Board of Directors on November 20, 2002 and amended on March 27, 2003, April 6, 2004, February 2, 2006, February 14, 2007, December 12, 2011 and December 9, 2013. The Audit Committee charter is available on our website at www.cme.net. It is also available in print to any shareholder on request.
Executive Officers
Set forth below is certain information describing our current executive officers, all of which are Named Executive Officers (as defined below). The term of office of such officers, unless otherwise set forth in an employment agreement, is at the discretion of the Board of Directors and/or the Chief Executive Officer. In addition, Adrian Sarbu, who served as our President and Chief Executive Officer until August 21, 2013, David Sach, who served as our Chief Financial Officer until October 29, 2013 and Anthony Chhoy, who served as Executive Vice President and Head of Strategic Planning and Operations until November 15, 2013, are “Named Executive Officers” for purposes of this Compensation Discussion and Analysis and the compensation tables below.
Michael Del Nin, 42, has served as the Company’s co-Chief Executive Officer since September 2013. From October 2009 until September 15, 2013 he was a member of the Company’s Board of Directors. Prior to his appointment as co-Chief Executive Officer of the Company, Mr. Del Nin was the Senior Vice President of International and Corporate Strategy at Time Warner Inc. from April 2008 until September 2013, in which capacity he helped drive Time Warner Inc.’s global strategy and business development initiatives, with a particular focus on international operations and investments. From 2006 to 2008, Mr. Del Nin was the Senior Vice President responsible for Mergers and Acquisitions. Prior to joining Time Warner Inc., Mr. Del Nin was Senior Vice President, Business Development, at New Line Cinema. In that role Mr. Del Nin analyzed the economics of the studio’s film and television projects while helping to develop and implement New Line Cinema’s long-term business plan. Prior to joining New Line Cinema, Mr. Del Nin was an investment banker focused on the media industry at Salomon Smith Barney in New York.
Christoph Mainusch, 51, has served as the Company’s co-Chief Executive Officer since September 2013. Prior to joining the Company, he was an advisor to the President of Turner Broadcasting International, a wholly-owned subsidiary of Time Warner Inc., where he consulted on various projects from April 2013 until September 2013. From March to December 2012, Mr. Mainusch was a member of the Operational Management Committee of the RTL Group, a European entertainment network. From September 2009 to February 2012, Mr. Mainusch served as Chief Executive Officer of the Alpha Media Group in Greece, a terrestrial broadcast company partly owned by the RTL Group. Mr. Mainusch served as Chief Executive Officer of RTL Televizija in Croatia from 2004 to 2009. From 1996 until 2004, Mr. Mainusch served as Chief Executive Officer of ACS Media GmbH. Mr. Mainusch started his career as a freelancer for the public broadcaster Bayerischer Rundfunk in 1987, followed by several positions at commercial broadcasters SAT.1, Tele 5, RTL 2.
Daniel Penn, 48, joined the Company in 2002 and has served as General Counsel and Company Secretary since 2004. Mr. Penn was named an Executive Vice President of the Company in February 2010. Prior to joining the Company, he served as General Counsel and Head of Developments/Business Affairs in an internet publishing business and in a multinational telecommunications company. He began his career in private practice with the law firm Mayer Brown, where he worked in their offices in New York, London and Tashkent, Uzbekistan. Mr. Penn graduated from Princeton University with a B.A. from the Woodrow Wilson School of Public and International Affairs and a Certificate of Achievement in Russian Studies. He received a J.D. from the Columbia University School of Law, where he served as Editor-in-Chief of the Columbia Law Review.
David Sturgeon, 44, has served as the Company’s acting Chief Financial Officer since October 29, 2013. Prior to that, he was Deputy Chief Financial Officer from July 2009. He oversees all of the Company's finance, accounting, business systems, internal audit, treasury and tax activities. Mr. Sturgeon sits on the board of directors of our main operating subsidiaries and prior to 2013 also served as Chief Financial Officer of the Company’s broadcasting and new media divisions. Mr. Sturgeon joined the Company as Group Financial Controller in 2005, prior to which he was with Equant N.V., from 2002. From 1990 to 2002, Mr. Sturgeon was a member of Arthur Andersen’s Technology, Media and Communications practice, advising clients primarily in the areas of financial reporting and control, corporate finance and capital markets transactions. Mr. Sturgeon graduated from Oxford University with an M.A. in Philosophy, Politics and Economics and is a Chartered Accountant.
Adrian Sarbu, 58, served as President and CEO from July 2009 until his resignation on August 21, 2013. He also served as a member of our Board of Directors from December 2009 until August 21, 2013.

Index

David Sach, 52, served as Chief Financial Officer from March 2010 until his separation on October 29, 2013.
Anthony Chhoy, 36, served as Executive Vice President and Head of Strategic Planning and Operations of the Company from December 2010 until his separation on November 15, 2013.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports (“Section 16 Reports”) with the SEC with respect to ownership and changes in ownership of shares of our common stock and other equity securities. Based solely on our review of the Section 16 Reports furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements under Section 16(a) applicable to our officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except that Fred Langhammer did not file until November 1, 2013 a Statement of Beneficial Ownership on Form 4 with respect to a purchase on May 3, 2013 of shares of our Class A Common Stock.

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

•
Create a mix of short-term and long-term compensation to achieve a balance between current income and long-term incentive opportunities that promote attention to both annual and multi-year business objectives without encouraging unnecessary or excessive risk-taking. The mix between short-term and long-term is also designed to reflect the roles and responsibilities of individual employees and to have a higher percentage of the total potential compensation of senior executives tied to variable (versus fixed) pay than other employees.

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

Compensation Design and Elements of Compensation
Our executive compensation program, covering Named Executive Officers and other members of senior management, consists of the components set out below. In 2013, our Named Executive Officers were the co-Chief Executive Officers, the acting Chief Financial Officer and the General Counsel as well as the former President and CEO (whose service as President and CEO terminated on August 21, 2013), the former Chief Financial Officer (whose service terminated on October 29, 2013) and the former EVP - Strategic Planning and Operations (whose service terminated on November 15, 2013).
Base Salary
Salary levels for each of our Named Executive Officers are set in their employment agreements, which are approved by the Compensation Committee. The Compensation Committee may review these salary levels each year to determine whether any adjustment is appropriate. Key considerations in establishing base salary levels and any increases include the overall level of responsibility of a given Named Executive Officer; the importance of the role; the experience, expertise and specific performance of the individual; and the general financial performance of the Company. The Compensation Committee did not adjust the base salary of any Eligible Named Executive Officers in 2013 and has generally maintained the base salaries of Eligible Named Executive Officers at the same level over the several years. In 2013, the Company did not use peer companies for purposes of setting or benchmarking executive compensation. The Compensation Committee considers the base salary levels for each of the Company’s Named Executive Officers to be consistent with the considerations described here.
For our Named Executive Officers, base salaries for 2013 accounted for 74% of their total direct compensation. (Total direct compensation consists of base salary, bonus, non-equity incentive plan awards and annual equity grant value and excludes severance payments.) In 2013, our Named Executive Officers, including the co-Chief Executive Officers, earned 10% of their total direct compensation from non-equity incentive plan awards or discretionary bonuses in 2013. As described below under “2013 CEO and Senior Management Non-equity Incentive Plan Targets and Awards”, no Eligible Named Executive Officers earned a non-incentive equity plan award in 2013.
Annual Incentive Plans
In 2013, approximately 78 employees across the entire Company were eligible to earn annual incentives through various incentive plan guidelines. Award opportunities vary by position and level in the organization.
Pursuant to the management compensation policy guidelines originally adopted by the Compensation Committee in 2011 (as amended, the “Management Compensation Policy Guidelines”), Named Executive Officers are eligible to earn annual incentives. Because the co-Chief Executive Officers were appointed on September 15, 2013, they were not eligible to earn incentives pursuant to any established incentive plan guidelines for annual incentives in 2013. The acting CFO and the General Counsel and, until their separations from the Company, the former President and CEO, the former Chief Financial Officer and the former EVP - Strategic Planning and Operations (collectively, the “Eligible Named Executive Officers”) were entitled to earn annual incentives through such plans for 2013. Targets for non-equity incentive opportunities for the Eligible Named Executive Officers generally range from 50% to 100% of base salary. The targets for non-equity incentive plan awards for the Eligible Named Executive Officers vary but are principally for the achievement of specific financial or operating performance goals designed to support the achievement of key objectives of the Company in the current challenging economic environment in countries in which it has been operating.

Index

The Management Compensation Policy Guidelines provide that annual non-equity incentive plan award targets for the higher levels of management will consist of quantitative targets based on the Company’s financial performance goals and individual performance targets, including objectives related to operating performance and qualitative targets. Specific quantitative targets are intended to correlate more closely with the role or responsibilities of the relevant member of management. Targets for the former President and CEO were set by the Compensation Committee and for the remaining Eligible Named Executive Officers, targets were set by the former President and CEO and recommended to the Compensation Committee for approval. The split between the quantitative financial targets and individual performance targets also varies based on role and level of seniority.
In 2013, Eligible Named Executive Officers were entitled to earn 50% of non-equity incentive plan awards for the achievement of quantitative financial targets based on the Company’s performance and 50% for the achievement of targets tied to individual performance. This approach is intended to hold Eligible Named Executive Officers accountable for both overall business and individual areas of responsibility in respect of operating performance or strategic goals of the Company. Furthermore, the Compensation Committee established that the Company would need to achieve a minimum actual OIBDA of US$ 100.0 million (the “OIBDA Threshold”) in order for Eligible Named Executive Officers and other members of management to be entitled to earn non-equity incentive plan awards in 2013. OIBDA, which includes amortization and impairment of program rights, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets. For a quantitative reconciliation of non-GAAP financial measures to the most directly comparable financial measurements in accordance with GAAP, see Part II, Item 8, Note 20, "Segment Data".
Long-Term Equity Incentive Program
Each year the Compensation Committee reviews and has approved annual grants of equity incentive awards to a group of senior employees. Annual grant levels are determined based on the individual’s position in the organization and include a number of other factors, including the role the individual plays in setting and achieving long-term company goals, the overall dilution represented by equity grants and the cost of such grants as reflected in our financial statements. Long-term incentives, assuming stable or improving general economic conditions, are the most effective way to link the interests of management and shareholders, and to incentivize management to strive for continued shareholder value creation. Therefore, equity incentives are an important element of the Company’s compensation programs.
2013 CEO and Senior Management Non-equity Incentive Plan Targets and Awards
Co-CEO Non-equity Incentive Plan Award Targets
Because the co-Chief Executive Officers were appointed on September 15, 2013, they were not eligible to earn incentives pursuant to any established annual incentive plan guidelines for 2013. Pursuant to his employment agreement, each of the co-CEOs was entitled to earn a one-time non-equity incentive plan award of US$ 200,000 for the achievement of qualitative targets established by the Compensation Committee following their appointment, including developing the 2014 budget and a strategic plan for the Company, effectively communicating the strategic direction of the Company to investors, analysts and other constituencies, developing and initiating the execution of a financing plan for the Company, completing a restructuring plan to deliver annualized savings of US$ 30.0 million and initiating a process to divest of non-core assets.
Non-equity Incentive Plan Award Targets for Eligible Named Executive Officers
Each Eligible Named Executive Officer has a target award amount for non-equity incentive plan compensation that is based on a percentage of base salary. The target for each of the former President and CEO, the former Chief Financial Officer, the former EVP - Strategic Planning and Operations and the General Counsel is based on 100% of base salary and for the acting CFO is based on 50% of base salary.
For purposes of determining the amount of non-equity incentive plan compensation that can be earned, each Eligible Named Executive Officer had a quantitative financial targets (with a weighting of 50%) and individual performance targets, including targets related to operating performance (with a weighting of 50%). The achievement of each of the two quantitative financial targets was weighted equally; weightings were also assigned to specific individual performance targets based on the relative importance assigned to each and varied by Eligible Named Executive Officer based on the number of individual performance targets and the relative importance assigned to each.
For 2013, the quantitative financial performance targets of the former President and CEO consisted of Consolidated Budgeted OIBDA (defined as actual consolidated OIBDA for the Company, translated at exchange rates used in the Company’s 2013 budget and excluding stock-based compensation and other one-time items) and Direct Free Cash Flow (defined as free cash flow translated at exchange rates used in the Company’s 2013 budget. Free cash flow includes cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment). The purpose of the translation at constant exchange rates is to exclude the impact of exchange rate movements on internal performance targets. The qualitative and individual performance targets included achieving levels of prime time audience shares, local product hours, daily unique visitors and subscribers; delivering annualized savings from restructuring of US$ 25.0 million, achieving revenues of US$ 791.0 million and higher advertising prices; achieving total costs of US$ 666.0 million; and completing a financing. The former President and CEO was entitled to earn a non-equity incentive plan award for 2013 of up to US$ 1,800,000 based on the achievement of these targets.
For 2013, the quantitative financial performance targets of the former Chief Financial Officer consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative and individual performance targets included delivering annualized savings from restructuring of US$ 25.0 million; achieving total costs of US$ 666.0 million and completing a financing. The former Chief Financial Officer was entitled to earn a non-equity incentive plan award for 2013 of up to approximately US$ 580,850 based on the achievement of these targets.
The quantitative financial and operating performance targets of the former EVP - Strategic Planning and Operations were Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative and individual performance targets included achieving levels of prime time audience shares, local product hours daily unique visitors and subscribers; delivering annualized savings from restructuring of US$ 25.0 million, achieving revenues of US$ 791.0 million and higher advertising prices; achieving total costs of US$ 666.0 million and completing a financing. The former EVP - Strategic Planning and Operations was entitled to earn a non-equity incentive plan award for 2013 of up to approximately US$ 515,588 based on the achievement of these targets.
The qualitative financial performance targets of the General Counsel consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative and individual performance targets included delivering annualized savings from restructuring of US$ 25.0 million; completing a financing; and ensuring effective legal services are delivered in support of the Company’s operations and business strategies and ensuring the Company effectively fulfills its regulatory and compliance goals; and strengthening the capacity of the corporate legal department. The General Counsel was entitled to earn a non-equity incentive plan award for 2013 of up to approximately US$ 523,765 based on the achievement of these targets.

Index

The quantitative financial targets of the acting CFO consisted of Consolidated Budgeted OIBDA and Direct Free Cash Flow and qualitative and individual performance goals included delivering annualized savings from restructuring of US$ 25.0 million; achieving total costs of US$ 666.0 million and completing a financing. The acting CFO was entitled to earn a non-equity incentive plan award for 2013 of up to approximately US$ 199,483 based on the achievement of these targets.
The financial targets identified are consistent with key measures the Company uses to evaluate its performance on a Company-wide basis. The individual performance targets have been tailored to the role of the relevant Eligible Named Executive Officer and were designed to support the achievement of the Company’s strategic objectives.
Determining Awards
The achievement of financial targets is measured against the results delivered by the Company in respect of such targets for 2013, translated where appropriate at exchange rates used in the Company’s 2013 budget. Budgeted exchange rates are applied in order to exclude the impact of foreign exchange movements on performance. The achievement of individual performance targets are, as applicable, measured against actual performance of the business or based on self-assessments by the Eligible Named Executive Officer that are reviewed by the co-CEOs who make recommendations to the Compensation Committee. Any award of a non-equity incentive compensation award for 2013 was subject to achieving the OIBDA Threshold, which was not achieved.
While performance targets form the basis for awarding non-equity incentive plan compensation, the Compensation Committee believes that judgment is also an important factor and the Compensation Committee can exercise discretion in determining awards. This is particularly relevant following the onset of the financial crisis in the economies of Central and Eastern Europe in late 2008. The prolonged period over which television advertising spending contracted continued into 2013 as levels of advertising spending remained low in response to reduced consumer demand. In addition, the Company’s attempts to increase television advertising prices in 2013 in the Czech Republic met with substantial resistance from certain advertisers and agencies, which resulted in a significant decline in revenues in 2013 compared to 2012. The effect of that operating environment together with the impact of unforeseen macroeconomic events have made forecasting and budgeting much more challenging. Accordingly, the Compensation Committee takes factors such as these into consideration and may reasonably determine ranges or absolute numbers above or below which awards may be earned in respect of specific performance targets. In addition, the Compensation Committee may also award discretionary bonuses or establish other performance criteria for purposes of creating additional incentives for the achievement of specific objectives in addition to the annual incentive plans.
2013 Awards for Named Executive Officers
The Company’s financial results for 2013 were negatively impacted primarily by the adverse reaction of advertisers and agencies to the initiative to increase television advertising prices in the Czech Republic, which resulted in their withdrawing or withholding advertising from the Company’s channels there. The reaction by advertisers and agencies in the Czech Republic also negatively affected the behavior of clients in the Slovak Republic. The decrease in our television advertising revenues was only partially offset by increases in carriage fees in Bulgaria and Romania.
Since the onset of the financial crisis at the end of 2008, the television advertising markets in which the Company operates contracted significantly in response to sharply reduced consumer demand. After adjusting for inflation, the Company estimates that GDP in its territories remained flat overall during 2013, consistent with 2012. Real private consumption is also estimated to have been flat overall during 2013. As a result, the overall macroeconomic environment contributed to a decrease in advertising spending. On a constant currency basis, television advertising spending, the Company’s principal source of revenues, declined overall by 7% in 2013. The most significant decrease is in the Czech Republic where the market is estimated to have decreased by 10% due in large part to our pricing initiatives described above. This also had a negative impact on the TV advertising market in the Slovak Republic. The decrease in Slovenia is attributable to recent banking sector problems and political instability. Television advertising spending also declined in Croatia and Romania, however our market shares in those countries rose as our revenue increased.
The Company did not achieve its financial targets in 2013 but was successful in achieving key strategic goals. Declining television advertising spending had an impact on the Company’s ability to generate revenues from its broadcasting operations; nevertheless, the Company succeeded in maintaining the leading positions of its broadcast operations and increasing carriage fee revenues while continuing to focus on controlling costs. Free cash flow was negatively affected in part by lower cash receipts attributable to the decline in television advertising spending, particularly in the Czech Republic.
Non-Equity Incentive Plan Awards for Co-CEOs
Each of the co-CEOs earned non-equity incentive plan compensation pursuant to their employment agreements as the targets described above established by the Compensation Committee following their appointments were achieved.
Non-equity Incentive Plan Awards for Eligible Named Executive Officers
The Consolidated Budgeted OIBDA target for the Eligible Named Executive Officers was US$ 125.0 million and the target for Direct Free Cash Flow was negative US$ 49.0 million.
On August 21, 2013, Mr. Sarbu entered into a separation agreement with CME Media Services Limited (the “Sarbu Separation Agreement”) pursuant to which he resigned as President and CEO with effect from August 21, 2013, although he continued to be employed through December 31, 2013. Pursuant to the Sarbu Separation Agreement, Mr. Sarbu was not entitled to receive any non-equity incentive plan award for 2013.
On October 14, 2013, Mr. Sach entered into a separation agreement with CME Media Services Limited (the “Sach Separation Agreement”) pursuant to which his service as Chief Financial Officer terminated with effect from October 29, 2013. Pursuant to the Sach Separation Agreement, Mr. Sach was not entitled to receive any non-equity incentive plan award for 2013.
On October 17, 2013, Mr. Chhoy entered into a separation agreement with CME Media Services Limited (the “Chhoy Separation Agreement”) pursuant to which his service as EVP-Strategic Planning and Operations terminated with effect from November 15, 2013. Pursuant to the Chhoy Separation Agreement, Mr. Chhoy was not entitled to receive any non-equity incentive plan award for 2013.
The General Counsel did not earn a non-equity incentive plan award for 2013 since the Company did not achieve the OIBDA Threshold. The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets were not achieved. The Compensation Committee determined that the individual performance targets had been achieved with respect to providing effective advice to the co-CEOs, the former President and CEO, the Board and its committees on a number of significant legal and strategic issues for the Company, successfully completing a financing transaction, achieving more than US$ 25.0 million of cost savings from restructuring on an annualized basis, providing advice and assistance with respect to compliance and regulatory matters, and strengthening the capacity of his department. The Compensation Committee did elect to award the General Counsel a discretionary bonus of US$ 125,000.

Index

The Acting CFO did not earn a non-equity incentive plan award for 2013 since the Company did not achieve the OIBDA Threshold. The Consolidated Budgeted OIBDA and Direct Free Cash Flow targets were not achieved. The Compensation Committee determined that the individual performance targets had been achieved with respect to successfully completing a financing transaction and achieving more than US$ 25.0 million of cost savings from restructuring on an annualized basis. The Compensation Committee did elect to award the acting CFO a discretionary bonus of US$ 45,000.
Long-Term Equity Awards
In 2013, the Compensation Committee elected to award restricted stock units rather than options as long-term equity incentives under its Amended and Restated Stock Incentive Plan. The continuing difficult economic environment in the Company’s markets described above has had a negative impact on the Company’s operating results and share price, which has declined significantly over this period. Because of this share price movement and the likelihood of continued pressure on the Company’s share price as a result of the Company’s financing activities and the fact that the return to growth in the Company’s markets is expected to be gradual, the Compensation Committee believes that options are not currently an effective compensation tool. Accordingly, the Compensation Committee elected to award restricted stock units to 11 employees, including the Eligible Named Executive Officers in 2013. The dates and values of the grants to Eligible Named Executive Officers are included in the “Grants of Plan-Based Awards” table below.
For equity grants to Eligible Named Executive Officers in 2013, 50% of the restricted stock awards are time-based and 50% are performance-based. The time-based awards vest in four equal installments on each anniversary of the date of grant. For performance-based restricted stock units, up to 25% of such awards are eligible for vesting each anniversary of the date of grant in the event that, the total shareholder return for the Company’s Class A common stock during the period from the grant date to such anniversary is at least equal to the total return of Standard & Poor’s 500 Composite Index over the same period. If the performance criteria is not met for an applicable scheduled vesting period, such installment of restricted stock units does not terminate but may vest in a later vesting period if the performance criteria are met during such later period.
At the annual general meeting of CME Ltd. held on June 13, 2012, the shareholders approved an employee option exchange program whereby eligible employees would, subject to certain conditions, be given the opportunity to exchange outstanding options to acquire shares of the Company’s Class A common stock for a lesser number of restricted stock units (“RSUs”). The exchange program was launched on May 24, 2013 and completed on June 25, 2013 and 1,618,000 options were exchanged for 545,135 RSUs pursuant to the exchange program. The RSUs issued pursuant to the exchange program vest in three equal installments from the date of grant.
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
Compensation and Management Consultants
During 2013, neither the Compensation Committee nor management engaged anyone to serve as an independent advisor on executive or director compensation matters or on programs and policies that are subject to the review or approval of the Compensation Committee.
Role of Executives in Establishing Compensation
The co-CEOs, the Acting CFO, the General Counsel and other members of senior management have participated in the development and implementation of certain executive compensation programs, particularly the annual incentive and long-term equity incentive programs in the Management Compensation Policy Guidelines, and the establishment of annual targets. Once formulated, the Management Compensation Policy Guidelines are reviewed by co-CEOs and submitted to the Compensation Committee for its review and approval. From time to time, certain executives, including the co-CEOs, may be invited to attend meetings of the Compensation Committee to discuss Company compensation programs; in addition, the General Counsel may be invited to attend meetings in his capacity as Company Secretary. While these executives may be asked to provide input and perspective, only Compensation Committee members vote on executive compensation matters. These votes take place in executive session, when no members of management are in attendance.
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

Index

Historically, the Company’s non-equity incentive plan awards for senior management have been, in general, based on achieving annual OIBDA targets. In 2013, non-equity incentive plan awards that could be earned by Eligible Named Executive Officers and other employees under the Management Compensation Policy Guidelines were based on achieving a Consolidated Budgeted OIBDA target and a Direct Free Cash Flow target as well as a number of individual qualitative targets; provided, that the Company achieved the OIBDA Threshold. While this may encourage taking short-term risks at the expense of long-term performance, the Compensation Committee believes that a number of factors substantially mitigate such risk. First, the Compensation Committee believes the annual budgeting process results in the establishment of annual targets that are based on a longer-term strategic vision for the Company and sustainable value creation. Second, having a number of targets that serve different goals mitigates the risk that certain Company objectives will be achieved (e.g., significant audience share or market share) at the expense of others (e.g., controlling costs and generating positive free cash flow) and having an OIBDA Threshold limits the amount of non-equity incentive plan awards that can be earned in the event of poor overall Company performance. This encourages management to focus on sustained profitable revenue generation. Third, rewarding key senior executives in part on the basis of achieving Company-wide targets ensures that they are focused on the performance of the Company as a whole. While rewarding division senior executives for divisional performance may result in risk taking, their targets have also been designed to serve different goals, which mitigates this possibility. Fourth, provisions in our Management Compensation Policy Guidelines that permit senior executives to be rewarded for qualitative performance reasons can reduce the influence of formulae in the determination of quantitative performance awards.
Under the Company’s equity incentive plans, the Compensation Committee also awards restricted stock units to senior management and other senior employees. As a general rule, the Compensation Committee provides for equity awards to employees to vest over a four-year period, which encourages grantees to focus on the longer-term performance of the Company. In addition, the Compensation Committee awarded performance-based awards to the Eligible Named Executive Officers in 2013. Awards under the Company’s equity incentive plans create an incentive for long-term value creation, which can also act as a deterrent to short-term risk-taking.
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
Say-on-Pay Proposals
At the Company’s 2011 annual general meeting, shareholders voted on an advisory proposal as to the frequency with which the Company should conduct an advisory vote on executive compensation (a “say-on-pay proposal”). At that meeting, 93.2% of votes cast were in favor of holding such a vote once every three years and the Company intends to hold such vote every three years. In addition, at the 2011 annual general meeting, shareholders had an opportunity to vote on executive compensation as disclosed in the 2011 proxy statement. Of the votes cast on the say-on-pay proposal, 93.2% were voted in favor of the proposal. The Compensation Committee considered the results of this advisory vote and it believes that it affirms shareholders’ support of the Company’s approach to executive compensation. The Company will continue to consider the outcome of subsequent say-on-pay votes when making future compensation decisions for Named Executive Officers.
Impact of Tax and Accounting on Compensation Decisions
As a general matter, the Compensation Committee takes into consideration the various tax and accounting implications of compensation vehicles employed by us. When determining amounts of long-term incentive compensation to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Accounting Standards Codification 718, “Compensation - Stock Compensation” (“ASC 718”), grants of stock options, restricted stock and restricted stock units permitted pursuant to the Stock Incentive Plan result in an accounting charge. The accounting charge is equal to the fair value of the number of instruments being issued that are expected to vest. For stock options, the cost is equal to the fair value of the option on the date of grant using a Black-Scholes option pricing model multiplied by the number of options that are expected to vest. For restricted stock or restricted stock units, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares or units granted that are expected to vest. This expense is amortized over the requisite service or vesting period.
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
COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the Compensation Discussion and Analysis with management, and based on our review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement and in this Annual Report on Form 10-K for the year ended December 31, 2013.
Submitted by:
HERBERT A. GRANATH
FRED LANGHAMMER
BRUCE MAGGIN
MEMBERS OF THE COMPENSATION COMMITTEE

Index

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
SUMMARY COMPENSATION TABLE
The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company’s co-CEOs, the acting CFO and the General Counsel, who were the only executive officers who served in such capacities on December 31, 2013, as well as the former President and CEO, the former Chief Financial Officer and the former EVP - Strategic Planning and Operations, (collectively, the “Named Executive Officers”), for services rendered while such person was serving as a Named Executive Officer for our last three fiscal years. No non-qualified deferred compensation was awarded to any employee in 2013, 2012 or 2011.
Amounts of salary, bonus and non-equity incentive plan compensation set forth in the Summary Compensation Table and the notes below earned by each Named Executive Officer in a currency other than U.S. dollars have been translated using the average exchange rate for 2013, 2012 or 2011, as applicable.

	Year	Salary		Bonus (1)	Stock Awards (2)	Option awards (2)		Non-Equity Incentive Plan Compensation (1)	All Other Compensation		Total Compensation
Michael Del Nin co-Chief Executive Officer	2013	$233,242		$—	$—	$—		$200,000	$20,389	(3)	$453,631
Christoph Mainusch co-Chief Executive Officer	2013	233,242		—	—	—		200,000	78,205	(4)	511,447
David Sturgeon Acting Chief Financial Officer	2013	398,967		45,000	88,600	—		—	173,843	(5)	706,410
	2012	414,405	(6)	40,000	83,850	—		—	166,852	(7)	705,107
Daniel Penn General Counsel	2013	523,765		125,000	177,200	—		—	11,001	(8)	836,966
	2012	530,903		75,000	279,500	—		—	9,260	(8)	894,663
	2011	481,054		—	—	280,750	(9)	447,400	5,765	(8)	1,214,969
Adrian Sarbu Former President and CEO	2013	1,800,000		—	265,800	—		—	5,477,924	(10)	7,543,724
	2012	1,800,000		—	—	—		133,100	124,486	(11)	2,057,586
	2011	1,800,000		320,000	—	—		1,481,034	127,022	(12)	3,728,056
David Sach Former Chief Financial Officer	2013	479,832		—	177,200	—		—	1,899,807	(13)	2,556,839
	2012	580,980		75,000	335,400	—		—	112,529	(14)	1,103,909
	2011	642,359		—	—	393,050	(9)	603,800	123,419	(15)	1,762,628
Anthony Chhoy Former Executive Vice President - Strategic Planning and Operations	2013	452,162		—	177,200	—		—	1,610,164	(16)	2,239,526
	2012	531,572	(17)	75,000	335,400	—		—	87,870	(18)	1,029,842
	2011	570,187		—	—	336,900	(9)	558,800	87,950	(19)	1,553,837

(1)	Information in respect of bonus awards and non-equity incentive plan awards is summarized below for each Named Executive Officer.

(2)
These amounts reflect aggregate grant date fair value of awards granted during the fiscal years ended December 31, 2013, 2012 and 2011 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of the aggregate grant date fair value are included in Part II, Item 8, Note 17, "Stock-based Compensation". The “Stock Awards” column excludes the value of restricted stock units granted on June 25, 2013 in exchange for outstanding options pursuant to the employee option exchange program. For additional information see “Outstanding Equity Awards at December 31, 2013” below.

(3)	Represents US$ 10,000 for legal fees, US$ 5,389 for health insurance and US$ 5,000 for ground transportation.

(4)
Represents approximately US$ 23,307 for school fees, US$ 20,000 for relocation expenses, approximately US$ 14,322 for overseas housing allowance, US$ 10,000 for legal fees, approximately US$ 5,576 for health and life insurance benefits and US$ 5,000 for ground transportation.

(5)
Represents approximately US$ 76,111 for overseas housing allowance, approximately US$ 73,254 for school fees, approximately US$ 22,553 for health and life insurance benefits and approximately US$ 1,925 for tax return preparation fees.

(6)	Includes the reimbursement of CZK 300,000 (approximately US$ 15,348) for accrued unused vacation days.

Index

(7)
Represents approximately US$ 76,128 for an overseas housing allowance, approximately US$ 67,601 for school fees, approximately US$ 21,645 for health and life insurance benefits and approximately US$ 1,478 for tax return preparation fees.

(8)	Represents health and life insurance benefits.

(9)	Exchanged for restricted stock units on June 25, 2013 pursuant to the employee option exchange program. For additional information, see “Outstanding Equity Awards at December 31, 2013” below.

(10)
Represents a severance payment of US$ 5.4 million, approximately US$ 23,428 for an overseas housing allowance, approximately US$ 18,201 for health and life insurance benefits, approximately US$ 11,746 for travel costs (including ground transportation) and approximately US$ 24,549 for tax return preparation fees.

(11)
Represents approximately US$ 90,712 for an overseas housing allowance, approximately US$ 17,851 for health and life insurance benefits, approximately US$ 13,732 for travel costs (including ground transportation costs) and approximately US$ 2,191 for tax return preparation fees.

(12)
Represents approximately US$ 98,187 for an overseas housing allowance, approximately US$ 16,659 for travel costs (including ground transportation costs), approximately US$ 8,677 for health and life insurance benefits and approximately US$ 3,499 for tax return preparation fees.

(13)
Represents a severance payment of approximately US$ 1,710,829, approximately US$ 66,383 for relocation expenses, approximately US$ 63,425 for an overseas housing allowance, approximately US$ 51,505 for health and life insurance benefits and approximately US$ 7,665 for tax return preparation fees.

(14)	Represents approximately US$ 76,127 for an overseas housing allowance, approximately US$ 31,775 for health and life insurance benefits and approximately US$ 4,627 for tax return preparation fees.

(15)	Represents approximately US$ 84,170 for an overseas housing allowance, approximately US$ 34,860 for health and life insurance benefits and approximately US$ 4,389 for tax return preparation fees.

(16)
Represents a severance payment of approximately US$ 1,492,835, approximately US$ 60,766 for an overseas housing allowance, approximately US$ 33,427 for health and life insurance benefits, US$ 20,000 for relocation expenses and approximately US$ 3,136 for tax return preparation fees.

(17)	Includes the reimbursement of accrued unused vacation days of CZK 310,154 (approximately US$ 15,868).

(18)	Represents approximately US$ 66,305 for an overseas housing allowance, approximately US$ 17,313 for health and life insurance benefits and approximately US$ 4,252 for tax return preparation fees.

(19)	Represents approximately US$ 73,310 for an overseas housing allowance, approximately US$ 11,216 for health and life insurance benefits and approximately US$ 3,424 for tax return preparation fees.
Michael Del Nin
Mr. Del Nin has served as co-Chief Executive Officer since September 16, 2013 and is compensated pursuant to an employment agreement with CME Media Services Limited, a wholly owned subsidiary of the Company, dated November 11, 2013. Pursuant to his employment agreement, Mr. Del Nin is entitled to receive an annual salary of US$ 800,000.
In 2013, Mr. Del Nin earned a non-equity incentive plan award of US$ 200,000 for the achievement of qualitative targets set by the Compensation Committee following his appointment in September 2013, as described in the Compensation Discussion and Analysis section above.
Mr. Del Nin’s employment agreement provides for a monthly housing allowance and ground transportation allowance, as well as medical, disability and life insurance benefits. See footnote (3) of the Summary Compensation Table for additional information. Mr. Del Nin’s employment agreement also contains non-competition provisions applicable for a twelve-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.
Christoph Mainusch
Mr. Mainusch has served as co-Chief Executive Officer since September 16, 2013 and is compensated pursuant to an employment agreement with CME Media Services Limited, a wholly owned subsidiary of the Company, dated November 11, 2013. Pursuant to his employment agreement, Mr. Mainusch is entitled to receive an annual salary of US$ 800,000.
In 2013, Mr. Mainusch earned a non-equity incentive plan award of US$ 200,000 for the achievement of qualitative targets set by the Compensation Committee following his appointment in September 2013, as described in the Compensation Discussion and Analysis section above.
Mr. Mainusch’s employment agreement provides for a monthly housing allowance and a ground transportation allowance, as well as medical, disability and life insurance benefits. See footnote (4) of the Summary Compensation Table for additional information. Mr. Mainusch’s employment agreement also contains non-competition provisions applicable for a twelve-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.
David Sturgeon
Mr. Sturgeon has served as acting CFO since October 29, 2013 and is compensated pursuant to an amended and restated employment agreement with CME Media Services Limited dated July 27, 2010. Prior to his appointment as acting CFO, Mr. Sturgeon served as Deputy CFO. Under his employment agreement, Mr. Sturgeon’s aggregate annual salary is CZK 7,800,000 (approximately US$ 398,967).
Mr. Sturgeon was entitled to earn a non-equity incentive plan award based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Because the Company did not achieve the OIBDA Threshold, Mr. Sturgeon did not earn any non-equity incentive plan compensation in 2013. The Compensation Committee elected to award Mr. Sturgeon a discretionary bonus of US$ 45,000 in 2013. Because targets for non-equity incentive plan awards were not met in 2012, Mr. Sturgeon did not earn any non-equity incentive plan compensation for that year; however, the Compensation Committee elected to award Mr. Sturgeon a discretionary bonus of US$ 40,000.
Mr. Sturgeon’s employment agreement provides for a monthly housing allowance, as well as school, medical, disability and life insurance benefits. See footnotes (5) and (7) of the Summary Compensation Table for additional information. Mr. Sturgeon’s employment agreement also contains non-competition provisions applicable for a six-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Index

Daniel Penn
Mr. Penn serves as General Counsel and is compensated pursuant to an employment agreement dated February 20, 2012 with CME Media Services Limited. Under his employment agreement, Mr. Penn’s aggregate annual salary is GBP 335,000 (approximately US$ 523,765).
Mr. Penn was entitled to earn a non-equity incentive plan award based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Because the Company did not achieve the OIBDA Threshold, Mr. Penn did not earn any non-equity incentive plan compensation in 2013. The Compensation Committee elected to award Mr. Penn a discretionary bonus of US$ 125,000 in 2013. Because targets for non-equity incentive plan awards were not met in 2012, Mr. Penn did not earn any non-equity incentive plan compensation for that year; however, the Compensation Committee elected to award Mr. Penn a discretionary bonus of US$ 75,000. In 2011, Mr. Penn earned a non-equity incentive plan award of approximately US$ 447,400.
Mr. Penn’s employment agreement provides for medical, disability and life insurance benefits. See footnote (8) of the Summary Compensation Table for additional information. Mr. Penn’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.
Adrian Sarbu
Mr. Sarbu served as President and CEO from July 27, 2009 until August 21, 2013 and was compensated pursuant to an amended and restated employment agreement dated April 4, 2013 with CME Media Services Limited. Under his employment agreement, Mr. Sarbu was entitled to receive an annual salary of US$ 1.8 million. On August 21, 2013, Mr. Sarbu entered into the Sarbu Separation Agreement, pursuant to which he resigned as President and CEO with effect from August 21, 2013, although he continued to be employed through December 31, 2013. Pursuant to the Sarbu Separation Agreement, Mr. Sarbu received a severance payment of US$ 5.4 million upon the termination of his employment.
In connection with the Sarbu Separation Agreement, Mr. Sarbu was not entitled to earn any non-equity incentive plan award for 2013. Because targets for non-equity incentive plan awards were not met in 2012, Mr. Sarbu did not earn any such non-equity incentive plan compensation that year. In 2011, Mr. Sarbu earned a non-equity incentive plan award of US$ 720,000. In addition, the Compensation Committee elected to award Mr. Sarbu a discretionary bonus of US$ 320,000 in 2011.
Pursuant to his employment agreement, Mr. Sarbu was also entitled to earn non-equity incentive plan awards for: (i) the completion of a transaction relating to the sale of our Ukraine operations, for which Mr. Sarbu was entitled to an award of US$ 500,000, which he earned in 2010; (ii) the refinancing of the senior debt of the Company due in 2012, 2013 and 2014, for which Mr. Sarbu was entitled to an award based on the amount of such debt refinanced, with the maximum amount of such award not to exceed US$ 1,000,000 in the aggregate, the full amount of which he had earned by 2012 (including US$ 133,100 in 2012 in respect of the refinancing of the remainder of the Company’s 3.50% Senior Convertible Notes due 2013 and the Company’s Floating Rate notes due 2014 and US$ 261,034 in 2011 in connection with the refinancing of a portion of the 2013 Convertible Notes); (iii) the achievement of an aggregate OIBDA-target for the Company’s new media operations for the period from 2011 through 2013, for which Mr. Sarbu was entitled to an award equal to 5% of the amount by which the reported OIBDA of the new media division over such period exceeds US$ 30.0 million, with the maximum amount of such award not to exceed US$ 500,000, which he did not earn; and (iv) the development of a succession planning tool endorsed by the Board of Directors, for which Mr. Sarbu was entitled to an award of US$ 500,000, which he earned in 2011.
Pursuant to his employment agreement, Mr. Sarbu received a monthly housing allowance, as well as medical, life, disability and travel insurance benefits. See footnotes (10), (11) and (12) of the Summary Compensation Table for additional information. Mr. Sarbu’s employment agreement also contained non-competition provisions that are applicable for a one-year period following termination and a prohibition on the use of confidential information.
David Sach
Mr. Sach served as Chief Financial Officer from March 1, 2010 to October 29, 2013 pursuant to an employment agreement dated February 26, 2010 with CME Media Services Limited. Under his employment agreement, Mr. Sach’s aggregate annual salary was CZK 11,355,900 (approximately US$ 580,850). On October 14, 2013, Mr. Sach entered into the Sach Separation Agreement, pursuant to which his service as Chief Financial Officer terminated with effect from October 29, 2013. Under the Sach Separation Agreement, Mr. Sach received a severance payment of CZK 33,447,554 (approximately US$ 1,710,829) upon the termination of his employment.
In connection with the Sach Separation Agreement, Mr. Sach was not entitled to earn any non-equity incentive plan award for 2013. Because targets for non-equity incentive plan awards were not met in 2012, Mr. Sach did not earn any non-equity incentive plan compensation for that year; however, the Compensation Committee elected to award Mr. Sach a discretionary bonus of US$ 75,000. In 2011, Mr. Sach earned a non-equity incentive plan award of approximately US$ 603,800.
Mr. Sach’s employment agreement provided for a monthly housing allowance, as well as medical, disability and life insurance benefits. See footnotes (13), (14) and (15) of the Summary Compensation Table for additional information. Mr. Sach’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination and a prohibition on the use of confidential information.
Anthony Chhoy
Mr. Chhoy served as Executive Vice President - Strategic Planning and Operations from December 1, 2010 to November 15, 2013 pursuant to an amended and restated employment agreement with CME Media Services Limited dated December 1, 2010. Under his employment agreement, Mr. Chhoy’s aggregate annual salary was CZK 10,080,000 (approximately US$ 515,588). On October 17, 2013, Mr. Chhoy entered into the Chhoy Separation Agreement, pursuant to which his service as EVP-Strategic Planning and Operations terminated with effect from November 15, 2013. Under the Chhoy Separation Agreement, Mr. Chhoy received a severance payment of CZK 29,185,664 (approximately US$ 1,492,835) upon the termination of his employment.
In connection with the Chhoy Separation Agreement, Mr. Chhoy was not entitled to earn any non-equity incentive plan award for 2013. Because targets for non-equity incentive plan awards were not met in 2012, Mr. Chhoy did not earn any non-equity incentive plan compensation for that year; however, the Compensation Committee elected to award Mr. Chhoy a discretionary bonus of US$ 75,000. In 2011, Mr. Chhoy earned a non-equity incentive plan award of approximately US$ 558,800.
Mr. Chhoy’s employment agreement provided for a monthly housing allowance for a three-year period, as well as medical, disability and life insurance benefits. See footnotes (16), (18) and (19) of the Summary Compensation Table for additional information. Mr. Chhoy’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination and a prohibition on the use of confidential information.

Index

Grants of Plan Based Awards
The following table sets forth information with respect to estimated possible payouts under non-equity incentive plans and restricted stock units granted to the Named Executive Officers during the fiscal year ended December 31, 2013. We have not granted any option awards during the year ended December 31, 2013. In addition, no Named Executive Officer was eligible during the year ended December 31, 2013 to earn a non-equity incentive plan award whose payout would be earned in whole or in part in a future year. Foreign currency amounts in the table below have been translated using the average exchange rate for the year ended December 31, 2013.

	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)		Estimated future payouts under equity incentive plan awards (number of units) (2)		All Other Stock Awards (number of units) (3)	Grant Date	Grant Date Fair Value of Stock Awards (4)
	Target / Maximum		Target	Maximum
Michael Del Nin	$200,000		—	—	—	—	$—
Christoph Mainusch	200,000		—	—	—	—	—
David Sturgeon	199,483		20,000	20,000	20,000	June 12, 2013	88,600
Daniel Penn	523,765		40,000	40,000	40,000	June 12, 2013	177,200
Adrian Sarbu	1,800,000	(5)	60,000	60,000	60,000	June 12, 2013	265,800
David Sach	580,850	(6)	40,000	40,000	40,000	June 12, 2013	177,200
Anthony Chhoy	515,588	(7)	40,000	40,000	40,000	June 12, 2013	177,200

(1)
Estimated possible payouts for each Named Executive Officer were calculated using the criteria set out in the “2013 CEO and Senior Management Non-equity Incentive Plan Targets and Awards” in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K in respect of each Named Executive Officer. There are no threshold amounts and Named Executive Officers are entitled to receive the maximum payout of their awards if the targets are achieved.

(2)
Consists of grants of performance-based restricted stock units, which are eligible for vesting over a four-year period on each anniversary of the date of grant in accordance with the performance criteria described in the Compensation Discussion and Analysis section above under “Long-Term Equity Awards”.

(3)
Consists of grants of non-performance based restricted stock units and excludes grants of restricted stock units made to Named Executive Officers in connection with the 2013 option exchange program as described below under “Outstanding Equity Awards at December 31, 2013”.

(4)
Grant date fair value was determined using the methodology provided by ASC 718. For a discussion of the assumptions underlying the valuation of employee stock compensation, see Part II, Item 8, Note 17, "Stock-based Compensation".

(5)	While targets were set for Mr. Sarbu in 2013, in connection with the Sarbu Separation Agreement, Mr. Sarbu was not entitled to earn any non-equity incentive plan awards for 2013.

(6)	While targets were set for Mr. Sach in 2013, in accordance with the Sach Separation Agreement, Mr. Sach was not entitled to earn any non-equity incentive plan awards for 2013.

(7)	While targets were set for Mr. Chhoy in 2013, in connection with the Chhoy Separation Agreement, Mr. Chhoy was not entitled to earn any non-equity incentive plan awards for 2013.
Outstanding Equity Awards at December 31, 2013
The following table sets forth information with respect to restricted stock units granted to the Named Executive Officers and outstanding at December 31, 2013.
At the annual general meeting of the Company held on June 13, 2012, the shareholders approved an employee option exchange program whereby eligible employees would, subject to certain conditions, be given the opportunity to exchange outstanding options to acquire shares of the Company’s Class A common stock for a lesser number of restricted stock units (“RSUs”). The exchange program was launched on May 24, 2013 and completed on June 25, 2013 and 1,618,000 options were exchanged for 545,135 RSUs pursuant to the exchange program. All Named Executive Officers exchanged their options to purchase shares of Class A Common Stock for restricted stock units in accordance with the rules of the option exchange program, which RSUs were issued on June 25, 2013 and are included in the chart below. As a result, no Named Executive Officer held any options to purchase shares of Class A Common Stock at December 31, 2013
Restricted stock units with time-based vesting vest in four equal installments on each anniversary of the date of grant other than the grant made on June 25, 2013 in connection with the employee option exchange program described above, which vests in three equal installments on each anniversary of the date of grant. Restricted stock units with performance based vesting are eligible for vesting over a four-year period on each anniversary of the date of grant in accordance with the performance criteria described in the Compensation Discussion and Analysis Section above under “Long-Term Equity Awards”.

Index

	Outstanding Equity Awards at Fiscal Year End
	Grant date	Number of Units of Stock that have not Vested	Market Value of Units of Stock that have not Vested (1)	Equity Incentive Plan Awards: Number of unearned Units that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of unearned Units that have not Vested (2)
Michael Del Nin	—	—	$—	—	$—
Christoph Mainusch	—	—	—	—	—
David Sturgeon	June 14, 2012	11,250	43,200	—	—
	June 13, 2013	20,000	76,800	20,000	76,800
	June 25, 2013	19,482	74,811	—	—
Daniel Penn	June 14, 2012	37,500	144,000	—	—
	June 13, 2013	40,000	153,600	40,000	153,600
	June 25, 2013	29,916	114,877	—	—

(1)
The market value of units of stock that have not vested is equal to the product of the number of units of stock that have not vested and the closing price of our Class A Common Stock on December 31, 2013.

(2)	The market value of unearned units of stock is equal to the product of the number of unearned units and the closing price of our Class A Common Stock on December 31, 2013.
Option Exercises and Stock Vested
None of our Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2013 and all options held by Named Executive Officers were exchanged for restricted stock units in connection with the employee option exchange program. Set out below are restricted stock units that vested during the fiscal year ended December 31, 2013. Neither Michael Del Nin nor Christoph Mainusch held any restricted stock units at December 31, 2013.

	Stock Vested
	Grant Date	Number of Shares of Stock Acquired upon Vesting of Units	Market Value of Units of Stock that have Vested (1)
David Sturgeon	June 14, 2012	3,750	$12,113
Daniel Penn	June 14, 2012	12,500	38,375
Adrian Sarbu	June 13, 2013	120,000	448,800
	June 25, 2013	151,425	566,330
David Sach	June 14, 2012	15,000	48,450
	June 14, 2012	45,000	107,550
	June 13, 2013	80,000	191,200
	June 25, 2013	79,998	191,195
Anthony Chhoy	June 14, 2012	15,000	48,450
	June 14, 2012	45,000	107,550
	June 13, 2013	52,500	125,475
	June 25, 2013	26,634	63,655

(1)
The market value of units of stock that have vested was determined by multiplying the number of units of stock that vested by the closing price of our Class A Common Stock on the date such stock was vested.

In connection with the Sarbu Separation Agreement, the Compensation Committee agreed to vest all 271,425 unvested restricted stock units granted to Mr. Sarbu following the final date of his employment on December 31, 2013. In accordance with the terms of Mr. Sach’s employment agreement, all 204,998 unvested restricted stock units granted to him vested following the termination of his employment agreement on October 29, 2013. In connection with the Chhoy Separation Agreement, the Compensation Committee agreed to vest 124,134 unvested restricted stock units granted to Mr. Chhoy following the termination of his employment agreement on November 15, 2013.

Index

Potential Payments upon Termination or Change of Control
Set out below is information reflecting compensation that may be payable to each of the Named Executive Officers in the event of the termination of such Named Executive Officer’s employment. The amount of compensation payable upon voluntary termination, involuntary termination (other than for cause) or termination for cause is described below. We do not have any severance agreement or any agreement providing for any specific payments (commonly referred to as “parachute payments”) upon a change of control with any Named Executive Officer. However, equity incentive awards granted to employees and directors automatically become vested on a change of control pursuant to the Stock Incentive Plan. Except as set out below, a “change of control” for purposes hereof refers to certain corporate transactions (including a sale of substantially all of the assets of the Company and a merger or consolidation where the Company is not the surviving entity) as set forth in the Company’s option agreements that are customarily regarded as a change of control.
The amounts shown below assume that such termination or change of control was effective as of December 31, 2013. The amounts do not include salary earned through such period (which is reflected in the Summary Compensation Table) or accrued vacation days. The amounts below also do not include non-equity incentive plan compensation or discretionary bonuses for any Named Executive Officers actually awarded in respect of the year ended December 31, 2013 (which is reflected in the Summary Compensation Table). Restricted stock unit values represent the closing price of shares of our Class A Common Stock on December 31, 2013. The numbers presented below are for illustrative purposes. Actual amounts that may be payable or will be paid can only be determined at the time of separation of a Named Executive Officer from the Company. Foreign currency amounts set out below have been translated using the exchange rate prevailing at December 31, 2013.
Michael Del Nin
Payments under employment agreement
Mr. Del Nin has an employment agreement for an indefinite term. Pursuant to Mr. Del Nin’s employment agreement, we may terminate his employment agreement at any time. If we give notice of termination to Mr. Del Nin, his employment agreement shall terminate with immediate effect and the Company will make a payment equal to two times his annual salary. In the event we terminate Mr. Del Nin’s employment after January 1, 2014, he is also entitled to an amount equal to his target non-equity incentive plan award, pro rated to the termination date. Assuming a termination date of December 31, 2013, Mr. Del Nin would be entitled to receive US$ 1,600,000, subject to deductions for social insurance and other withholdings. Mr. Del Nin is also entitled to medical and dental insurance for a period of 12 months following termination.
Mr. Del Nin may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Assuming a termination date of December 31, 2013, Mr. Del Nin would be entitled to receive US$ 800,000, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Del Nin’s employment agreement due to cause, he is not entitled to receive any additional remuneration.
Equity
Mr. Del Nin had not received any grants of equity incentives as of December 31, 2013.
Christoph Mainusch
Payments under employment agreement
Mr. Mainusch has an employment agreement for an indefinite term. Pursuant to Mr. Mainusch’s employment agreement, we may terminate his employment agreement at any time. If we give notice of termination to Mr. Mainusch, his employment agreement shall terminate with immediate effect and the Company will make a payment equal to two times his annual salary. In the event we terminate Mr. Mainusch’s employment after January 1, 2014, he is also entitled to an amount equal to his target non-equity incentive plan award, pro rated to the termination date. Assuming a termination date of December 31, 2013, Mr. Mainusch would be entitled to receive US$ 1,600,000, subject to deductions for social insurance and other withholdings.
Mr. Mainusch may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Assuming a termination date of December 31, 2013, Mr. Mainusch would be entitled to receive US$ 800,000, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Mainusch’s employment agreement due to cause, he is not entitled to receive any additional remuneration.
Equity
Mr. Mainusch had not received any grants of equity incentives as of December 31, 2013.
David Sturgeon
Payments under employment agreement
Mr. Sturgeon has an employment agreement for an indefinite term. We may terminate Mr. Sturgeon’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Sturgeon, his employment agreement will terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Sturgeon is also entitled to an amount equal to (i) his annual target bonus, (ii) his monthly rental allowance for a period of the lesser of the number of months he is entitled to receive the allowance pursuant to his employment agreement and 12 months, (iii) any non-equity incentive plan awards accrued as of the termination date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2013, Mr. Sturgeon would be entitled to approximately US$ 652,367, subject to deductions for social insurance and other withholdings. Mr. Sturgeon is also entitled to medical and dental insurance for a period of 12 months following termination.
Mr. Sturgeon may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Sturgeon is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2013, if we were to elect to make payment in lieu of notice Mr. Sturgeon would be entitled to receive approximately US$ 391,541, subject to deductions for social security and other withholdings.
In the event we terminate Mr. Sturgeon’s employment agreement due to cause, he is not entitled to receive any additional remuneration.

Index

Equity
The terms of Mr. Sturgeon’s restricted stock unit agreements do not provide for the vesting of any restricted stock units on termination. In the event his employment agreement is terminated, any restricted stock units awarded to Mr. Sturgeon shall immediately terminate on the date of such termination.
Pursuant to Mr. Sturgeon’s restricted stock unit agreements, in the event of a change of control, all restricted stock units granted to Mr. Sturgeon would become immediately exercisable. On December 31, 2013, the value of all restricted stock units granted to Mr. Sturgeon was US$ 271,611.
Daniel Penn
Payments under employment agreement
Mr. Penn has an employment agreement for an indefinite term. Pursuant to Mr. Penn’s current employment agreement, we may terminate Mr. Penn’s employment agreement on 12 months’ notice. If we give notice of termination to Mr. Penn his employment agreement shall terminate with immediate effect and the Company will make payment in lieu of notice equal to 12 months of salary. In the event we terminate Mr. Penn’s employment, he is also entitled to an amount equal to (i) his annual target bonus, (ii) his vacation days in respect of the notice period, (iii) any non-equity incentive plan awards accrued as of the termination date and (iv) any earned but unpaid non-equity incentive plan awards as of the notice date. Assuming a termination date of December 31, 2013, Mr. Penn would be entitled to receive approximately US$ 1,054,858, subject to deductions for social insurance and other withholdings. Mr. Penn is also entitled to medical and dental insurance for a period of 12 months following termination.
Mr. Penn may terminate his employment agreement at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Penn is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming a termination date of December 31, 2013, Mr. Penn would be entitled to receive approximately US$ 498,660, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Penn’s employment agreement due to cause, he is not entitled to receive any additional remuneration.
Equity
The terms of Mr. Penn’s restricted stock unit agreements do not provide for the vesting of any restricted stock units on termination. In the event his employment agreement is terminated, any restricted stock units awarded to Mr. Penn shall immediately terminate on the date of such termination.
Pursuant to Mr. Penn’s restricted stock unit agreements, in the event of a change of control, all outstanding restricted stock units granted to Mr. Penn would become immediately exercisable. On December 31, 2013, the value of all restricted stock units granted to Mr. Penn was US$ 566,077.
Adrian Sarbu
Mr. Sarbu’s service as President and CEO terminated on August 21, 2013 and his employment terminated with effect from December 31, 2013. See footnote (10) to the Summary Compensation Table for payment made to him in connection with the termination of his employment.
David Sach
Because Mr. Sach’s employment terminated on October 29, 2013 pursuant to the Sach Separation Agreement, he was not entitled to any termination payments on December 31, 2013. See footnote (13) to the Summary Compensation Table for payment made to him in connection with the termination of his employment.
Anthony Chhoy
Because Mr. Chhoy’s employment terminated on November 15, 2013 pursuant to the Chhoy Separation Agreement, he was not be entitled to any termination payments on December 31, 2013. See footnote (16) to the Summary Compensation Table for payment made to him in connection with the termination of his employment.

Index

Director Compensation
We use a combination of cash and equity to compensate non-employee directors. The following table sets forth information in respect of compensation paid to non-employee directors for the year ended December 31, 2013 including restricted stock units. We do not have any non-equity incentive compensation plans or non-qualified deferred compensation earnings and directors received no other compensation. Mr. Sarbu did not receive any compensation for his service as a director and details of his compensation may be found under the Summary Compensation Table above.

Name of Director	Fees Earned or Paid in Cash	Stock Awards (1)	Total Compensation
Ronald Lauder	$—	$46,110	$46,110
Herbert Granath	87,500	46,110	133,610
Paul Cappuccio	—	—	—
Michael Del Nin (2)	—	—	—
Charles Frank	57,500	46,110	103,610
Alfred Langer	69,500	46,110	115,610
Fred Langhammer	60,000	46,110	106,110
Bruce Maggin	60,000	46,110	106,110
Parm Sandhu	67,000	46,110	113,110
Duco Sickinghe	64,500	46,110	110,610
Kelli Turner	—	46,110	46,110
Eric Zinterhofer (3)	—	—	—

(1)
These amounts reflect aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2013 in accordance with ASC 718 of awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of this amount are included in Part II, Item 8, Note 17, "Stock-based Compensation". All directors elected at the 2013 Annual General Meeting were awarded 10,000 restricted stock units, other than Messrs. Cappuccio and Del Nin, who each declined the option award.

(2)	Mr. Del Nin resigned as a director on September 15, 2013 in connection with his appointment as co-CEO.

(3)	Mr. Zinterhofer resigned as a director on July 18, 2013.
Directors’ Fees
We pay a cash fee to each of our independent directors of US$ 50,000 per annum. We reimburse each director for expenses in connection with attending meetings of the Board of Directors. Members of the Audit Committee are paid an additional annual cash fee of US$ 12,000. The members of the Audit Committee are Messrs. Langer, Sandhu and Sickinghe. Members of each of the Compensation Committee, the Corporate Governance/Nominating Committee, the Related Party Transactions Committee (until its activities were assumed by the Corporate Governance/Nominating Committee in June 2013) and the Treasury/Finance Committee (other than Mr. Del Nin) receive an additional annual cash fee of US$ 5,000. The members of the Compensation Committee are Messrs. Maggin, Granath and Langhammer. The members of the Corporate Governance/Nominating Committee were Messrs. Granath, Langer, Langhammer and Maggin. The members of the Related Party Transactions Committee were Messrs. Frank, Granath, Langer and Sickinghe. The members of the Treasury/Finance Committee are Messrs. Del Nin (until September 2013), Frank and Sandhu and Ms. Turner. In addition, Mr. Granath received US$ 25,000 as Vice Chairman.
Annual Equity Grant
Pursuant to our Stock Incentive Plan, on the date of each annual general meeting, each non-employee director who has served as a director since the last annual general meeting or who has been otherwise approved by the Board although having served a shorter term shall receive either non-incentive stock options to purchase shares of Class A Common Stock, restricted stock or restricted stock units (or a combination thereof), as determined in the sole discretion of the Compensation Committee.
The Stock Incentive Plan provides the Compensation Committee with the authority to stipulate the vesting period for all automatic awards, whether options, restricted stock or restricted stock units. The Compensation Committee determined that the automatic grant for 2013 should consist solely of restricted stock units with a vesting period of one year.

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2013 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	390,500	$27.26	(1)
Restricted stock units	1,017,622	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,408,122	$27.26	2,958,915

(1)
There were 2,958,915 shares available for issuance under under equity compensation plans at December 31, 2013 under CME’s Amended and Restated Stock Incentive Plan after reflecting both stock options and restricted stock units in column (a).

Index

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of February 21, 2014 with respect to the beneficial ownership of shares of our outstanding voting securities, consisting of our Class A Common Stock, and Series A Convertible Preferred Stock, and also sets forth certain information with respect to voting power and percentage of ownership as of February 21, 2014, by (i) each shareholder known by us to beneficially own more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) the named executive officers, and (iv) all directors and executive officers as a group. Except as otherwise noted below, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such person. None of the shares held by the directors or executive officers are pledged, except as provided in Note 5 and Note 15 of the table below.

Name of Beneficial Owner	Beneficial Ownership of Shares of Class A Common Stock		% of Voting Power (a)		% Ownership (a)
Ronald S. Lauder (1)	5,099,936	(4)	3.48%		3.77%
Paul T. Cappuccio	—		—		—
Charles R. Frank, Jr.	67,200	(5)	*		*
Herbert A. Granath	61,500	(6)	*		*
Alfred W. Langer	68,000	(7)	*		*
Fred Langhammer	45,000	(8)	*		*
Bruce Maggin	60,000	(9)	*		*
Parm Sandhu	35,000	(10)	*		*
Duco Sickinghe	40,000	(11)	*		*
Kelli Turner	15,000	(12)	*		*

Michael Del Nin	—		—		—
Christoph Mainusch	—		—		—
David Sturgeon	3,750	(13)	*		*
Daniel Penn	12,500	(14)	*		*
Adrian Sarbu	3,463,292	(15)	2.35%		2.55%
David Sach	299,998	(16)	*		*
Anthony Chhoy	139,134	(17)	*		*

All directors and executive officers as a group (17 persons)	9,410,310	(18)	6.38%		6.90%

Time Warner Inc. (2)	61,407,775		49.63%	(19)	45.45%
TW Media Holdings LLC (2)	61,407,775		49.63%	(19)	45.45%
Time Warner Media Holdings B.V. (2)	61,407,775		49.63%	(19)	45.45%
Federated Investors, Inc. (3)	7,169,474		5.31%		5.31%
*    Less than 1.0%

(a)
Represents the percentage of total voting power and the percentage ownership of the shares of Class A Common Stock, the share of Series A Convertible Preferred Stock (the “Series A Preferred Share”), currently exercisable (or exercisable within 60 days of February 21, 2014) options for shares of Class A Common Stock and Class B Common Stock and vested but unissued (or vesting within 60 days of February 21, 2014) restricted stock units beneficially owned by each identified shareholder and all directors and executive officers as a group. Our other authorized class of capital stock outstanding, the Series B Convertible Redeemable Preferred Stock, does not have voting power except in certain limited circumstances. At February 21, 2014, there were (i) 135,112,367 shares of Class A Common Stock, (ii) one Series A Preferred Share and (iii) 200,000 shares of Series B Convertible Redeemable Preferred Stock outstanding. See Note 2 for information relating to voting rights attached to the Series A Preferred Share.

(1)
The address of Ronald S. Lauder and RSL Investments Corporation is Suite 4200, 767 Fifth Avenue, New York, New York 10153. Mr. Lauder is the sole shareholder of RSL Investments Corporation (“RIC”), a Delaware corporation and is a sole member of RSL Capital LLC (“RSL Capital”), a Delaware limited liability company. Information in respect of the beneficial ownership of RIC and RSL Capital (other than percentage ownership) is based upon a Statement on Schedule 13D/A jointly filed by RSL Savannah, LLC, RSL Capital and Mr. Lauder on June 21, 2013. Mr. Lauder reported that he beneficially owns (i) 2,885,705 shares of Class A Common Stock held directly by RIC; (ii) 105,231 shares of Class A Common Stock held directly by RAJ Family Partners, L.P, the managing general partner of which is RAJ Family Corporation, of which Mr. Lauder is Chairman and President; (iii) 36,000 shares of Class A Common Stock held directly by Mr. Lauder; (iv) 2,000,000 shares of Class A Common Stock held directly by RSL Capital; and (v) 600,000 shares of Class A Common Stock held directly by The Neue Galerie New York, of which Mr. Lauder is a director and President. RSL Savannah, LLC, RSL Capital and Mr. Lauder disclaim beneficial ownership of the 600,000 shares of Class A Common Stock held directly by The Neue Galerie New York, therefore such shares are excluded from the number of shares of Class A Common Stock beneficially owned by Mr. Lauder presented in the table above. Following termination of a voting agreement among Mr. Lauder, certain of his affiliates and an affiliate of Time Warner Inc. on June 18, 2013, RSL Savannah, LLC does not beneficially own any of the Company’s securities.

Index

(2)
Information in respect of the beneficial ownership of Time Warner Inc (“Time Warner”), TW Media Holdings LLC (“TWMH”) and Time Warner Media Holdings B.V. (“TWBV”) (other than percentage ownership) is based upon a statement on Schedule 13D/A filed jointly by them on June 25, 2013. The address of each of Time Warner, a Delaware corporation, and TWMH, a Delaware limited liability company, is One Time Warner Center, New York, New York 10019. The address of TWBV, a private limited liability company organized under the laws of The Netherlands, is Naritaweg 237, 1043CB Amsterdam, The Netherlands. Time Warner owns directly all of the equity interests of TWMH and TWMH owns directly all of the equity interests of TWBV. Time Warner, TWBV and TWMH reported that they beneficially own (i) 61,407,775 shares of Class A Common Stock, (ii) the Series A Preferred Share and (iii) 200,000 shares of Series B Convertible Redeemable Preferred Stock which are non-voting, except in certain limited circumstances. The Series A Preferred Share is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the number of outstanding shares of Class A Common Stock owned by TWBV, when aggregated with any outstanding shares of class A Common Stock held by any group (as this term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) that includes TWBV and any of its affiliates, would not result in the TWBV being a beneficial owner of more than 49.9% of the outstanding shares of Class A Common Stock of the Company. The Series A Preferred Share is entitled to one vote per each share of Class A Common Stock into which it is convertible.

(3)
Information in respect of beneficial ownership of Federated Investors, Inc. (other than percentage ownership) is based upon a statement on Schedule 13G filed jointly by Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue on February 11, 2014, each reporting sole voting and dispositive power over 7,169,474 shares of Class A Common Stock (the “Reported Securities”). Federated Investors, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own the Reported Securities. The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Parent. All of Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). Parent, the Trust, and each of the Trustees declare that the Schedule 13G should not be construed as an admission that they are the beneficial owners of the Reported Securities, and each expressly disclaims beneficial ownership of the Reported Securities.

(4)
Consists of (i) the shares of Class A Common Stock beneficially owned as set forth in Note 1; (ii) 30,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days; and (iii) 43,000 shares of Class B Common Stock underlying options, which are currently exercisable, or will become exercisable within 60 days. Shares of Class B Common Stock are entitled to 10 votes per share, however, for purposes of this table we have assumed that any shares of Class B Common Stock issued upon the exercise of stock options will automatically convert into shares of Class A Common Stock on a one-to-one basis pursuant to our bye-laws. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(5)
Consists of (i) 13,200 shares of Class A Common Stock and (ii) 54,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Mr. Frank holds a brokerage account which he uses as a cash management account in which he maintains various securities, including 3,200 shares of Class A Common Stock of the Company. Whenever such account is overdrawn, the amount of such overdraft is loaned to Mr. Frank on a margin secured by all of the securities in the account, which may be deemed to constitute a “pledge” of Mr. Frank’s shares in the Company. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(6)
Consists of (i) 10,000 shares of Class A Common Stock and (ii) 51,500 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(7)
Consists of (i) 58,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days and (ii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which have vested. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(8)
Consists of (i) 20,000 shares of Class A Common Stock and (ii) 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(9)
Consists of (i) 10,000 shares of Class A Common Stock and (ii) 50,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(10)
Consists of (i) 10,000 shares of Class A Common Stock and (ii) 25,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(11)
Consists of (i) 10,000 shares of Class A Common Stock and (ii) 30,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(12)
Consists of (i) 10,000 shares of Class A Common Stock and (ii) 5,000 shares of Class A Common Stock underlying options which are currently exercisable, or will become exercisable within 60 days. Does not include 14,500 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(13)
Consists of 3,750 shares of Class A Common Stock. Does not include 70,732 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(14)
Consists of 12,500 shares of Class A Common Stock. Does not include 147,416 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

Index

(15)
Mr. Sarbu resigned as the President and Chief Executive Officer of the Company effective August 21, 2013 and continued to be employed by the Company through the end of the year. The information in respect of beneficial ownership by Mr. Sarbu assumes Mr. Sarbu’s beneficial holdings reported herein as of February 21, 2014 were unchanged from the date of his separation from the Company. Consists of (i) a currently exercisable warrant to purchase 600,000 shares of Class A Common Stock beneficially owned by Mr. Sarbu and Alerria Management Company S.A. (“Alerria”); (ii) a currently exercisable warrant to purchase 250,000 shares of Class A Common Stock beneficially owned by Mr. Sarbu and Metrodome B.V. (“Metrodome”); (iii) 771,425 shares of Class A Common Stock beneficially owned solely by Mr. Sarbu; (iv) 1,241,867 shares of Class A Common Stock beneficially owned jointly by Mr. Sarbu and Alerria; and (v) 600,000 shares of Class A Common Stock beneficially owned jointly by Mr. Sarbu and Metrodome. Mr. Sarbu beneficially owns, directly or indirectly, substantially all the outstanding shares of Alerria, a joint stock company organized under the laws of Romania, and Metrodome, a company organized under the laws of The Netherlands. Alerria has pledged 1,200,000 shares of Class A Common Stock, and Mr. Sarbu has pledged 200,000 shares of Class A Common Stock, each in favor of ING Bank N.V. Amsterdam - Bucharest Branch pursuant to security agreements dated May 20, 2010 and September 30, 2011.

(16)
Mr. Sach entered into a separation agreement with the Company’s affiliate, CME Media Services Limited, on October 14, 2013, pursuant to which his employment and service as Chief Financial Officer were terminated as of October 29, 2013. The information in respect of beneficial ownership by Mr. Sach is based on information provided to the Company by Mr. Sach. Consists of 299,998 shares of Class A Common Stock.

(17)
Mr. Chhoy entered into a separation agreement with the Company’s affiliate, CME Media Services Limited, on October 17, 2013, pursuant to which his employment and service as Executive Vice President, Strategic Planning and Operations were terminated as of November 15, 2013. The information in respect of beneficial ownership by Mr. Chhoy is based on information provided to the Company by Mr. Chhoy. Consists of 139,134 shares of Class A Common Stock.

(18)
Consists of (i) 8,178,810 shares of Class A Common Stock; (ii) 1,221,500 shares of Class A Common Stock underlying options which are currently exercisable or will become exercisable within 60 days and warrants to purchase shares of Class A Common Stock; and (iii) 10,000 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which have vested. Does not include 348,648 shares of Class A Common Stock underlying restricted stock units which represent a contingent right to receive such shares and which are currently not vested, nor will they become vested within 60 days.

(19)
Consists of voting rights with respect to the 61,407,775 shares of Class A Common Stock and the Series A Preferred Share held by TWBV. For the purposes of this table only, the voting percentages of Time Warner, TWMH and TWBV were calculated as if TWBV had received 11,211,449 shares of Class A Common Stock upon the conversion of the Series A Preferred Share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Review and Approval of Related Party Transactions
All transactions in which we and our directors and executive officers or members of their immediate families are participants that are subject to review, ratification or approval by us under relevant SEC regulations and NASDAQ Marketplace Rules are reviewed to determine whether such persons have a direct or indirect material interest. Management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers in respect of such related party transactions and for determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. Pursuant to relevant SEC regulations, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in this Form 10-K.
Our Corporate Governance/Nominating Committee reviews, approves or ratifies relevant related party transactions in accordance with a written procedure. In the course of its review, approval or ratification of related party transactions, the Corporate Governance/Nominating Committee considers: the nature of the related party’s interest in the transaction; the material terms of the transaction; the nature of our participation in the transaction; whether the transaction would impair the judgment of the related party to act in our best interests; and such other matters as are considered appropriate.
Any member of the Corporate Governance/Nominating Committee who is a related party in respect of a transaction under review may not participate in the deliberations or vote for an approval or ratification of such transaction.
Related Party Transactions
Time Warner Inc.
For the year ended December 31, 2013, we made purchases from controlled subsidiaries that are 100% owned, directly or indirectly, by Time Warner Inc., a shareholder that has a representative on our Board of Directors, with a value of approximately US$ 61.5 million. The purchases were mainly for programming rights. For the year ended December 31, 2013, the total sales to such controlled subsidiaries were approximately US$ 0.1 million. At December 31, 2013, such controlled subsidiaries had an outstanding balance due to us of US$ 0.2 million. At December 31, 2013, such controlled subsidiaries had an outstanding balance due to them of US$ 70.5 million.
Adrian Sarbu
For the year ended December 31, 2013, we made purchases from companies related to or connected with Mr. Sarbu with a value of approximately US$ 3.9 million, of which Mr. Sarbu’s economic interest represents approximately US$ 2.4 million. The purchases were mainly for various technical, production and administrative related services. For the year ended December 31, 2013, the total sales to companies related to or connected with Mr. Sarbu were approximately US$ 1.7 million, of which Mr. Sarbu’s economic interest represents approximately US$1.0 million. At December 31, 2013, companies related to or connected with Mr. Sarbu had an outstanding balance due to us of US$1.3 million, which we deducted from the monies paid by us to Mr. Sarbu under the Sarbu Separation Agreement in January 2014. At December 31, 2013, companies related to or connected with Mr. Sarbu had an outstanding balance due to them of US$ 0.5 million.

Index

Director Independence
The NASDAQ Marketplace Rules require that a majority of the directors be “independent directors”. For a director to be considered independent, the Board must consider certain direct or indirect material relationships with us, our external auditors or other persons doing business with us that the director (and in some cases, members of a director’s immediate family) may have, or in the past three years has had,. The Board has affirmatively determined that eight of our ten directors have no material direct or indirect relationship with us and qualify as independent directors pursuant to the corporate governance standards of NASDAQ as well as an evaluation of factors specific to each director. The independent directors are Charles Frank, Herbert Granath, Alfred Langer, Fred Langhammer, Bruce Maggin, Parm Sandhu, Duco Sickinghe and Kelli Turner.
In the course of the determination by the Board regarding the independence of each director, it considered the beneficial ownership of such director or his or her affiliates in the Company as well as any transactions or arrangements that each director has with us.
Independent Director Meetings
Our independent directors meet in regularly scheduled executive sessions. The non-executive Vice Chairman presides over the meetings of the independent directors. During 2013, the independent directors held six such meetings.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fee
Deloitte LLP’s audit fees for auditing our annual consolidated financial statements for the year ended December 31, 2013 and reviewing our interim financial statements included in our filings on Forms 10-Q were US$ 2,240,000 (2012: US$ 2,255,000).
Audit-Related Fees
Deloitte LLP’s audit-related fees for the year ended December 31, 2013 were US$ 559,000 (2012: US$ 555,000). Audit-related fees were primarily incurred in respect of of debt and equity offerings.
Tax Fees
We paid no tax fees to Deloitte LLP during the year ended December 31, 2013. Tax fees for the year ended December 31, 2012 were US$ 37,000, and were primarily incurred in connection with an application for a grant for research and development subsidies.
All Other Fees
There were no other fees paid to Deloitte LLP for the year ended December 31, 2013 or the year ended December 31, 2012.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2013 and 2012;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and

•	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).
(a)(3) The following exhibits are included in this report:
EXHIBIT INDEX

Exhibit Number	Description
3.01*	Memorandum of Association (incorporated by reference to Exhibit 3.01 to the Company's Registration Statement No. 3380344 on Form S-1 filed June 17, 1994).

3.02*	Memorandum of Increase of Share Capital (incorporated by reference Exhibit 3.03 to Amendment No. 1 to the Company's Registration Statement No. 33-80344 on Form S-1, filed August 19, 1994).

Index

Exhibit Number	Description

3.03*	Memorandum of Reduction of Share Capital (incorporated by reference to Exhibit 3.04 to Amendment No. 2 to the Company's Registration Statement No. 33-80344 on Form S-1, filed September 14, 1994).

3.04*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on May 20, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

3.05*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on July 11, 2012 (incorporated by reference to Exhibit 3.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

3.06*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on July 3, 2013 (incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

3.07*
Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on June 12, 2013 (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

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

4.03*
Warrant to Purchase Common Stock issued to Metrodome B.V. (formerly known as Media Pro B.V.), dated December 9, 2009 (incorporated by reference to Exhibit 4.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.04*
Warrant to Purchase Common Stock issued to Alerria Management Company S.A. (formerly known as Media Pro Management S.A.), dated December 9, 2009 (incorporated by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

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

4.07*
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

4.08*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and Central European Media Enterprises Ltd., dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

4.09*
Supplemental Indenture among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V. and The Bank of New York Mellon, dated May 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 1, 2012).

4.10*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

4.11*
Certificate of Designation of the Series B Convertible Redeemable Preferred Stock of Central European Media Enterprises Ltd., issued on June 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 25, 2013).

Index

Exhibit Number	Description

10.01*+	Employee Stock Option Form (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.02*
Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.03*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.04*
Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.05*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.06*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V., The Bank of New York Mellon, acting through its London Branch and The Law Debenture Trust Corporation p.l.c., dated September 17, 2009 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.07*
Amendment to the Framework Agreement among CME Production B.V., CME Romania B.V., Media Pro Management S.A., Media Pro B.V. and Adrian Sarbu, dated December 9, 2009 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.08*
Share Purchase Agreement among Central European Media Enterprises Ltd., CME Cyprus Holding II Limited, Igor Kolomoisky and Harley Trading Limited, dated January 20, 2010 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.09*
Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.10*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.11*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.12*
Deed of Termination and Release between CME Media Enterprises B.V., Top Tone Media Holdings Limited and Krassimir Guergov, dated April 22, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.13*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.14*
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

10.16*+
Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

Index

Exhibit Number	Description
10.17*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.18*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.19*+
Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2011).

10.20*
Term Loan Facilities Credit Agreement, by and between Time Warner Inc. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.21*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.22*
Letter Agreement, by and among Time Warner Media Holdings B.V., the Company, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Ronald S. Lauder, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.23*
Subscription Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.24*
First Amendment to the Investor Rights Agreement, by and among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated as of April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.25*+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2012).

10.26*+
Central European Media Enterprises Ltd. Amended and Restated Stock Incentive Plan, as amended on June 13, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

10.27*+
Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013 (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.28*
Subscription Agreement, dated as of April 29, 2013, by and between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.29*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.30*
Underwriting Agreement, dated as of May 2, 2013, by and between between Central European Media Enterprises Ltd. and J.P.Morgan Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 8, 2013).

10.31*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 21, 2013).

10.32*+
Separation Agreement between CME Media Services Limited and David Sach, dated October 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on October 17, 2013).

10.33*+
Separation Agreement between CME Media Services Limited and Anthony Chhoy, dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on October 17, 2013).

10.34*+
Contract of Employment between CME Media Services Limited and Michael Del Nin, dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on November 15, 2013).

Index

Exhibit Number	Description

10.35*+
Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated November 11, 2013 (incorporated by reference to Exhibit 10.02 to the Company's Current Report in Form 8-K filed on November 15, 2013).

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 28, 2014.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	February 28, 2014	/s/ David Sturgeon David Sturgeon Acting Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 28, 2014
Ronald S. Lauder

	Vice-Chairman of the Board of Directors	February 28, 2014
Herbert A. Granath

/s/ Michael Del Nin	co-Chief Executive Officer	February 28, 2014
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 28, 2014
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Acting Chief Financial Officer	February 28, 2014
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 28, 2014
Paul T. Cappuccio

*	Director	February 28, 2014
Charles Frank

*	Director	February 28, 2014
Alfred W. Langer

*	Director	February 28, 2014
Fred H. Langhammer

Index

*	Director	February 28, 2014
Bruce Maggin

*	Director	February 28, 2014
Parm Sandhu

*	Director	February 28, 2014
Duco Sickinghe

*	Director	February 28, 2014
Kelli Turner

*By:	/s/ David Sturgeon

David Sturgeon
Attorney-in-fact

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2010	$13,205	$90,553
Charged to costs and expenses	3,281	2,637
Charged to other accounts (1)	(2,126)	—
Foreign exchange	(750)	(452)
BALANCE December 31, 2011	13,610	92,738
Charged to costs and expenses	3,802	16,049
Charged to other accounts (1)	(938)	—
Foreign exchange	445	184
BALANCE December 31, 2012	16,919	108,971
Charged to costs and expenses	4,090	25,447
Charged to other accounts (1)	(2,634)	—
Foreign exchange	621	4,969
BALANCE December 31, 2013	$18,996	$139,387

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off and opening balance of acquired companies.

S-1