Form 10-Q
period 2014-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2014-05-07
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2014
Class A Common Stock, par value $0.08	135,141,367

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2014

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$112,386	$104,035
Accounts receivable, net (Note 7)	153,709	179,447
Program rights, net (Note 6)	135,084	109,238
Other current assets (Note 8)	55,551	47,898
Assets held for sale (Note 3)	2,989	11,762
Total current assets	459,719	452,380
Non-current assets
Property, plant and equipment, net (Note 9)	194,584	198,346
Program rights, net (Note 6)	280,094	289,212
Goodwill (Note 4)	783,390	782,870
Broadcast licenses and other intangible assets, net (Note 4)	222,069	225,258
Other non-current assets (Note 8)	14,925	13,807
Total non-current assets	1,495,062	1,509,493
Total assets	$1,954,781	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$312,607	$293,430
Current portion of long-term debt and other financing arrangements (Note 5)	1,772	2,114
Other current liabilities (Note 11)	35,930	16,630
Liabilities held for sale (Note 3)	2,989	3,918
Total current liabilities	353,298	316,092
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	964,830	962,943
Other non-current liabilities (Note 11)	34,772	33,947
Total non-current liabilities	999,602	996,890
Commitments and contingencies (Note 20)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2013 - 200,000) (Note 13)	211,734	207,890
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2013 – one)	—	—
135,126,867 shares of Class A Common Stock of $0.08 each (December 31, 2013 – 134,837,442)	10,810	10,787
Nil shares of Class B Common Stock of $0.08 each (December 31, 2013 – nil)	—	—
Additional paid-in capital	1,700,450	1,704,066
Accumulated deficit	(1,310,832)	(1,262,916)
Accumulated other comprehensive loss	(10,454)	(11,829)
Total CME Ltd. shareholders’ equity	389,974	440,108
Noncontrolling interests	173	893
Total equity	390,147	441,001
Total liabilities and equity	$1,954,781	$1,961,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net revenues	$153,050	$132,715
Operating expenses:
Content costs	88,966	89,213
Other operating costs	28,234	31,277
Depreciation of property, plant and equipment	8,722	10,196
Amortization of broadcast licenses and other intangibles (Note 4)	3,352	4,049
Cost of revenues	129,274	134,735
Selling, general and administrative expenses	32,804	33,065
Restructuring costs (Note 15)	5,366	—
Operating loss	(14,394)	(35,085)
Interest income	146	235
Interest expense (Note 16)	(27,921)	(32,013)
Foreign currency exchange loss, net	(460)	(49,882)
Change in fair value of derivatives (Note 12)	(50)	104
Other income / (expense), net	—	(16)
Loss from continuing operations before tax	(42,679)	(116,657)
Credit for income taxes	2,110	7,618
Loss from continuing operations	(40,569)	(109,039)
(Loss) / income from discontinued operations, net of tax (Note 3)	(8,064)	77
Net loss	(48,633)	(108,962)
Net loss attributable to noncontrolling interests	717	682
Net loss attributable to CME Ltd.	$(47,916)	$(108,280)

Net loss	$(48,633)	$(108,962)
Currency translation adjustment	1,372	2,463
Comprehensive loss	(47,261)	(106,499)
Comprehensive loss attributable to noncontrolling interests	720	539
Comprehensive loss attributable to CME Ltd.	$(46,541)	$(105,960)

PER SHARE DATA (Note 18):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.27)	$(1.23)
Continuing operations attributable to CME Ltd. - Diluted	$(0.27)	$(1.23)
Discontinued operations attributable to CME Ltd. - Basic	$(0.06)	$—
Discontinued operations attributable to CME Ltd. - Diluted	$(0.06)	$—
Net loss attributable to CME Ltd. – Basic	$(0.33)	$(1.23)
Net loss attributable to CME Ltd. – Diluted	$(0.33)	$(1.23)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,374	88,397
Diluted	146,374	88,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	251	—	—	—	251
Share issuance, stock-based compensation	—	—	289,425	23	—	—	(23)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(3,844)	—	—	—	(3,844)
Net loss	—	—	—	—	—	—	—	(47,916)	—	(717)	(48,633)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,375	(3)	1,372
BALANCE March 31, 2014	1	$—	135,126,867	$10,810	—	$—	$1,700,450	$(1,310,832)	$(10,454)	$173	$390,147

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	994	—	—	—	994
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	—	—	—	(108,280)	—	(682)	(108,962)
Currency translation adjustment	—	—	—	—	—	—	—	—	2,320	143	2,463
BALANCE March 31, 2013	1	$—	77,185,129	$6,174	—	$—	$1,559,996	$(1,093,545)	$48,470	$4,221	$525,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,633)	$(108,962)
Adjustments to reconcile net loss to net cash generated from / (used in) continuing operating activities:
Loss / (income) from discontinued operations, net of tax (Note 3)	8,064	(77)
Amortization of program rights	86,503	86,890
Depreciation and other amortization	18,270	17,225
Gain on disposal of fixed assets	(59)	(116)
Stock-based compensation (Note 17)	251	994
Change in fair value of derivatives (Note 12)	50	(104)
Foreign currency exchange loss, net	460	49,882
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	25,589	39,148
Accounts payable and accrued liabilities	(11,709)	(7,625)
Program rights	(83,486)	(78,696)
Other assets	3,003	(1,769)
Accrued interest	(272)	(8,093)
Income taxes payable	(37)	(1,972)
Deferred revenue	18,024	16,047
Deferred taxes	(2,434)	(7,226)
VAT and other taxes payable	4,673	2,178
Net cash generated from / (used in) continuing operating activities	$18,257	$(2,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(8,982)	$(10,230)
Disposal of property, plant and equipment	69	167
Net cash used in continuing investing activities	$(8,913)	$(10,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior debt	$—	$(20,467)
Debt transaction costs	(889)	(780)
Change in restricted cash	—	20,467
Proceeds from credit facilities	—	228
Payment of credit facilities and capital leases	(458)	(273)
Dividends paid to holders of noncontrolling interests	(46)	(113)
Net cash used in continuing financing activities	$(1,393)	$(938)

Net cash provided by discontinued operations - operating activities	348	713
Net cash used in discontinued operations - financing activities	(286)	(24)

Impact of exchange rate fluctuations on cash and cash equivalents	338	(5,309)
Net increase / (decrease) in cash and cash equivalents	$8,351	$(17,897)
CASH AND CASH EQUIVALENTS, beginning of period	104,035	139,663
CASH AND CASH EQUIVALENTS, end of period	$112,386	$121,766

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	3,844	—
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
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and five other channels, NOVA CINEMA, NOVA SPORT, FANDA, SMICHOV and TELKA.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and two other channels, DOMA (Slovak Republic) and DAJTO.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO, and OTO.
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars; all references to “BGN” are to Bulgarian leva; all references to “HRK” are to Croatian kuna; all references to “CZK” are to Czech korunas; all references to “RON” are to the New Romanian lei; and all references to “Euro” or “EUR” are to the European Union Euro.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014. Our significant accounting policies have not changed since December 31, 2013, except as noted below.
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
During the first quarter of 2014, we concluded a comprehensive review of the future benefit of program rights and of the appropriateness of our program rights policy. We perform our review on a triennial basis or when events occur or circumstances change that would so require. This triennial review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for acquired program rights with an estimated two or three runs was still appropriate. However, management has evaluated the expected future utilization of our own-produced program rights library and expects that the first run will now generate more value relative to subsequent runs than our previous estimate. As a result, the prospective change in estimate led to additional content costs of US$ 2.7 million recognized during the three months ended March 31, 2014. The change in estimate resulted in an additional loss from continuing operations of US$ 2.7 million (US$ 0.02 each per basic and diluted share) and net loss attributable to CME Ltd. of US$ 2.7 million (US$ 0.02 each per basic and diluted share) for the three months ended March 31, 2014.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
There are no accounting pronouncements adopted in the current period that are expected to have an impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Issued
In April 2014, the Financial Accounting Standards Board issued new guidance which is intended to change the requirements for reporting discontinued operations. Upon adoption of the guidance, the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance is effective for all disposals that occur subsequent to January 1, 2015. The adoption of this guidance may impact how we present and disclose discontinued operations in our condensed consolidated financial statements.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Bontonfilm
In the first quarter 2014, we committed to a plan to sell Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic; and a component of our Czech Republic reporting unit. As of March 31, 2014, we met the criteria to classify this business as held for sale in our condensed consolidated balance sheets. In addition, as the expected continuing cash flows and continuing involvement will not be significant, we classified Bontonfilm as a discontinued operation in our condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Assets held for sale
Cash and cash equivalents	$996	$961
Accounts receivable, net	3,873	5,130
Inventory	3,577	3,565
Other assets	2,111	2,106
Total assets held for sale	10,557	11,762
Fair value adjustment	(7,568)	—
Assets held for sale, net	$2,989	$11,762

Liabilities held for sale
Accounts payable and accrued liabilities	2,548	2,976
Other liabilities	441	942
Total liabilities held for sale	$2,989	$3,918
(Loss) / income from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Net revenues	$4,414	$4,803

(Loss) / income from discontinued operations before income taxes	$(485)	$16
Credit for income taxes	7	61
(Loss) / income from discontinued operations, net of taxes, before loss on sale	(478)	77
Loss on sale of divested businesses, net of taxes (1)	(7,586)	—
(Loss) / income from discontinued operations, net of taxes	$(8,064)	$77
(1) Amount includes the estimated loss on sale generated by the adjustment to carry assets held for sale at fair value.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2014 and December 31, 2013 is summarized as follows:

	Gross Balance, December 31, 2013	Accumulated Impairment Losses	Balance, December 31, 2013	Foreign Currency	Balance, March 31, 2014	Accumulated Impairment Losses	Gross Balance, March 31, 2014
Bulgaria	$179,609	$(144,639)	$34,970	$13	$34,983	$(144,639)	$179,622
Croatia	11,149	(10,454)	695	(1)	694	(10,454)	11,148
Czech Republic	876,447	(287,545)	588,902	(222)	588,680	(287,545)	876,225
Romania	109,028	(11,028)	98,000	743	98,743	(11,028)	109,771
Slovak Republic	60,303	—	60,303	(13)	60,290	—	60,290
Slovenia	19,400	(19,400)	—	—	—	(19,400)	19,400
Total	$1,255,936	$(473,066)	$782,870	$520	$783,390	$(473,066)	$1,256,456
Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at March 31, 2014 and December 31, 2013 are summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
BALANCE December 31, 2013	$112,477	$97,807	$12,042	$2,932	$225,258
Amortization	—	(2,192)	(999)	(161)	(3,352)
Foreign currency movements	212	(46)	8	(11)	163
BALANCE March 31, 2014	$112,689	$95,569	$11,051	$2,760	$222,069
We amortize broadcast licenses on a straight-line basis through the expiration date of the license, which is 2025 in the Czech Republic. The license in Croatia was previously written down to a nominal value, and the licenses in Bulgaria, Romania, the Slovak Republic and Slovenia were fully impaired during 2012 and 2013.
Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. Trademarks have an indefinite life.
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Gross value	$321,156	$321,230
Accumulated amortization	(211,776)	(208,449)
Net book value of amortized intangible assets	109,380	112,781
Indefinite-lived trademarks	112,689	112,477
Total broadcast licenses and other intangible assets, net	$222,069	$225,258
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2014	December 31, 2013
Senior debt	$958,754	$956,956
Total credit facilities and capital leases	7,848	8,101
Total long-term debt and other financing arrangements	966,602	965,057
Less: current maturities	(1,772)	(2,114)
Total non-current long-term debt and other financing arrangements	$964,830	$962,943

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Senior Debt
Our senior debt comprised the following as at March 31, 2014 and December 31, 2013:

	Carrying Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
2015 Convertible Notes	243,676	241,193	254,404	237,011
2016 Fixed Rate Notes	378,882	379,182	398,956	374,573
2017 Fixed Rate Notes	336,196	336,581	353,679	344,223
	$958,754	$956,956	$1,007,039	$955,807
Financing Transactions
On February 28, 2014, we announced our intention to conduct a rights offering (the “Rights Offering”) and a series of related financing transactions with Time Warner Media Holdings B.V. ("TW Investor") and Time Warner Inc. (“Time Warner”). The Rights Offering and related financing transactions have been undertaken pursuant to a framework agreement (the “Framework Agreement”) dated February 28, 2014 among the Company, TW Investor and Time Warner.
In the Rights Offering, we distributed 3,418,467 non-transferable rights at no charge to eligible holders of record as of March 21, 2014 of the Company’s outstanding (a) shares of Class A Common Stock, (b) Series A Preferred Share (allocated on an as-converted basis) and (c) Series B Preferred Shares (allocated on an as-converted basis as of December 25, 2013). Each right enabled an eligible holder to purchase a unit (a "Unit') at the subscription price of US$100.00 per unit ("the Subscription Price") with each Unit consisting of (a) a 15.0% Senior Secured Note due 2017 (each, a "2017 PIK Note" and collectively the "2017 PIK Notes") in the original principal amount of US$ 100.00 and (b) 21 unit warrants (each, a "Unit Warrant"), with each Unit Warrant entitling the holder thereof to purchase one share of our Class A common stock. In addition, we agreed to sell and TW Investor agreed to purchase 581,533 Units at the Subscription Price in a private placement (the "TW Private Placement") and TW Investor also committed to purchase any Units not purchased through the exercise of rights in the Rights Offering (the "Backstop Private Placement").
The 2017 PIK Notes bear interest at a rate of 15.0% per annum, which the Company must pay in kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in kind. The 2017 PIK Notes mature on December 1, 2017.
Also on February 28, 2014, the Company entered into a term loan credit agreement with Time Warner, which provides that Time Warner will make a term loan (the “2017 Term Loan”) to the Company to be drawn concurrently with the closing of the Rights Offering in the aggregate principal amount of US$ 30.0 million. The 2017 Term Loan bears interest at a rate of 15.0% per annum, which is payable quarterly, either, at the election of the Company, fully in cash or in kind by adding such accrued interest to the principal amount of the 2017 Term Loan. The 2017 Term Loan matures on December 1, 2017.
In addition, under the Framework Agreement, Time Warner agreed to extend to the Company a revolving credit facility that will mature on December 1, 2017 in the aggregate principal amount of US$ 115.0 million (the “2017 Revolving Credit Facility”), subject to certain conditions, including the drawing of the 2017 Term Loan. Amounts drawn under the 2017 Revolving Credit Facility will bear interest at a rate per annum based on, at our option, an alternative base rate plus 13% or an adjusted LIBO rate plus 14%, which the Company may pay in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility matures on December 1, 2017.
The 2017 PIK Notes, the 2017 Term Loan and the 2017 Revolving Credit Facility are each fully and unconditionally guaranteed, jointly and severally, by our wholly owned subsidiaries Central European Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by separate pledges of the shares of CME NV and CME BV.
The Rights Offering and series of related financing transactions, including the drawing of the 2017 Term Loan, were closed on May 2, 2014. We applied the net proceeds of the Rights Offering and related financing transactions and a portion of the 2017 Term Loan to discharge the indenture governing the 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million, at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively. See Note 23, "Subsequent Events" for further information related to the financing transactions occurring subsequent to March 31, 2014.
Convertible Notes
2015 Convertible Notes
As at March 31, 2014, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”), outstanding was US$ 261.0 million.
Interest is payable semi-annually in arrears on each May 15 and November 15. The 2015 Convertible Notes mature on November 15, 2015. The fair value of the liability component of the 2015 Convertible Notes as at March 31, 2014 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2014, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2013	$261,034	$(19,841)	$241,193	$11,907
Amortization of debt issuance discount	—	2,483	2,483	—
BALANCE March 31, 2014	$261,034	$(17,358)	$243,676	$11,907
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
Fixed Rate Notes
2016 Fixed Rate Notes
As at March 31, 2014, the principal amount of our 2016 Fixed Rate Notes outstanding was EUR 273.0 million (approximately US$ 376.4 million). As described under the heading 'Financing Transactions', we discharged the indenture governing the 2016 Fixed Rate Notes on May 2, 2014. The 2016 Fixed Rate Notes are classified as non-current obligations as at March 31, 2014 as we have the intent and ability to refinance on a long-term basis with the proceeds of the issuance of the 2017 PIK Notes and the 2017 Term Loan.
The fair value of the 2016 Fixed Rate Notes as at March 31, 2014 and December 31, 2013 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
2017 Fixed Rate Notes
As at March 31, 2014, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes" and collectively with the 2016 Fixed Rate Notes, the "Senior Notes") outstanding was EUR 240.0 million (approximately US$ 330.9 million).
Interest is payable semi-annually in arrears on each May 1 and November 1. The 2017 Fixed Rate Notes mature on November 1, 2017. The fair value of the 2017 Fixed Rate Notes as at March 31, 2014 and December 31, 2013 was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
In the first quarter of 2014, our wholly-owned subsidiary CET 21 spol. s r.o. ("CET 21") solicited and received consents from holders of the 2017 Fixed Rate Notes. We solicited consent to certain amendments to the 2017 Indenture (as defined below) to permit the financing transaction described above. We paid a consent fee to holders of the 2017 Fixed Rate Notes of EUR 0.6 million (US$ 0.8 million at the transaction date), which is being amortized over the life of the 2017 Fixed Rate Notes using the straight-line method, which approximates the effective interest method.
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
Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at March 31, 2014 and December 31, 2013:

		March 31, 2014	December 31, 2013
Credit facilities	(a) – (c)	$3,597	$3,755
Capital leases		4,251	4,346
Total credit facilities and capital leases		7,848	8,101
Less: current maturities		(1,772)	(2,114)
Total non-current credit facilities and capital leases		$6,076	$5,987

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2014, we had deposits of US$ 20.3 million in and drawings of US$ 0.3 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2013, we had deposits of US$ 21.8 million in and drawings of US$ 0.8 million on the BMG cash pool.

(b)
As at March 31, 2014 and December 31, 2013, there were no drawings outstanding under a CZK 860.0 million (approximately US$ 43.2 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 860.0 million (approximately US$ 43.2 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(c)
At March 31, 2014, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.9 million) (December 31, 2013, RON 12.5 million, approximately US$ 3.9 million based on March 31, 2014 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At March 31, 2014, we had 16 loans outstanding with the CNC with maturity dates ranging from 2014 to 2023. The carrying amounts at March 31, 2014 and December 31, 2013 are net of a fair value adjustment of US$ 0.6 million and US$ 0.6 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At March 31, 2014, the maturity of our senior debt and credit facilities was as follows:

2014	$735
2015	261,034
2016 (1)	376,374
2017	330,914
2018	526
2019 and thereafter	2,915
Total senior debt and credit facilities	972,498
Net discount	(10,147)
Carrying amount of senior debt and credit facilities	$962,351
(1) Amount represents the EUR 273.0 million (approximately US$ 376.4 million) aggregate principal amount of the 2016 Fixed Rate Notes, which was discharged on May 2, 2014.
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2014:

2014	$937
2015	1,139
2016	900
2017	724
2018	383
2019 and thereafter	467
Total undiscounted payments	4,550
Less: amount representing interest	(299)
Present value of net minimum lease payments	$4,251

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Program rights:
Acquired program rights, net of amortization	$298,653	$267,220
Less: current portion of acquired program rights	(135,084)	(109,238)
Total non-current acquired program rights	163,569	157,982
Produced program rights – Feature Films:
Released, net of amortization	6,041	6,529
Completed and not released	1,079	550
In production	1,464	1,600
Development and pre-production	806	804
Produced program rights – Television Programs:
Released, net of amortization	76,365	76,984
Completed and not released	7,608	24,755
In production	19,002	17,109
Development and pre-production	4,160	2,899
Total produced program rights	116,525	131,230
Total non-current acquired program rights and produced program rights	$280,094	$289,212
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Unrelated customers	$170,082	$195,637
Less: allowance for bad debts and credit notes	(16,447)	(17,380)
Related parties	164	1,479
Less: allowance for bad debts and credit notes	(90)	(289)
Total accounts receivable	$153,709	$179,447
At March 31, 2014, there were CZK 10.2 million (approximately US$ 0.5 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.7 million based on March 31, 2014 rates) of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Current:
Prepaid acquired programming	$23,955	$22,566
Other prepaid expenses	5,882	6,802
Deferred tax	3,786	1,508
Capitalized debt costs	11,303	3,750
VAT recoverable	3,719	4,631
Inventory	2,966	2,915
Income taxes recoverable	3,431	3,261
Restricted cash	203	609
Other	306	1,856
Total other current assets	$55,551	$47,898

	March 31, 2014	December 31, 2013
Non-current:
Capitalized debt costs	$10,581	$9,272
Deferred tax	788	829
Other	3,556	3,706
Total other non-current assets	$14,925	$13,807
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land and buildings	$176,356	$174,144
Machinery, fixtures and equipment	217,665	214,069
Other equipment	43,205	42,920
Software licenses	62,269	60,228
Construction in progress	9,594	11,837
Total cost	509,089	503,198
Less: Accumulated depreciation	(314,505)	(304,852)
Total net book value	$194,584	$198,346

Assets held under capital leases (included in the above)
Land and buildings	$4,770	$4,778
Machinery, fixtures and equipment	4,932	4,832
Total cost	9,702	9,610
Less: Accumulated depreciation	(3,987)	(3,817)
Total net book value	$5,715	$5,793

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2014 and 2013 is comprised of:

	For the Three Months Ended March 31,
	2014	2013
Opening balance	$198,346	$206,406
Additions	4,435	4,026
Disposals	(10)	(51)
Depreciation	(8,722)	(10,196)
Foreign currency movements	535	(6,773)
Ending balance	$194,584	$193,412
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accounts payable	$36,624	$56,487
Related party accounts payable	5,358	478
Programming liabilities	71,301	74,815
Related party programming liabilities	92,926	70,131
Duties and other taxes payable	16,567	12,773
Accrued staff costs	16,034	20,465
Accrued interest payable	19,283	19,516
Income taxes payable	775	636
Accrued services and other supplies	41,128	28,948
Accrued legal contingencies and professional fees	7,205	4,523
Authors’ rights	3,783	2,700
Other accrued liabilities	1,623	1,958
Total accounts payable and accrued liabilities	$312,607	$293,430
Accrued services and other suppliers as at March 31, 2014 includes US$ 12.6 million of accrued and unpaid issuance costs related to the Rights Offering and related financing transactions. These non-cash financing activities are presented as a component of the net change in accounts payable and accrued liabilities in the condensed consolidated statements of cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Current:
Deferred revenue	$29,072	$10,974
Deferred tax	938	933
Restructuring provision (Note 15)	4,637	3,305
Other	1,283	1,418
Total other current liabilities	$35,930	$16,630

	March 31, 2014	December 31, 2013
Non-current:
Deferred tax	$31,281	$31,416
Related party programming liabilities	—	386
Programming liabilities	3,224	1,962
Other	267	183
Total other non-current liabilities	$34,772	$33,947
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
The change in fair value of derivatives comprised the following for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Interest rate swap	$—	$104
Currency swap	(50)	—
Change in fair value of derivatives	$(50)	$104
Foreign Currency Exchange Swap
On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the expected proceeds of the Rights Offering. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million on May 2, 2014, the maturity date. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the condensed consolidated statements of operations and comprehensive income and in the condensed consolidated balance sheet in other current liabilities. As at March 31, 2014, we recognized a derivative liability of less than US$ 0.1 million related to the foreign exchange contract. This instrument was allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instrument, were readily observable. The foreign currency forward exchange contract expired on May 2, 2014.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Interest Rate Swap
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s. to reduce interest rate risk related to our previously outstanding floating rate debt that was denominated in CZK. The interest rate swap expired on April 15, 2013. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the condensed consolidated statements of operations and comprehensive income and in the condensed consolidated balance sheet in other current liabilities.
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
We recognized a gain on the fair value of derivatives related to the interest rate swap of US$ 0.1 million for the three months ended March 31, 2013. The fair value of the interest rate swap as at April 15, 2013, the settlement date, was a US$ 35 thousand liability.
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
On June 25, 2013, we issued and sold 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), to TW Investor, for an aggregate purchase price of US$ 200.0 million.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from the third anniversary of the date of issuance to pay cash to the holder in lieu of any further accretion. From the third anniversary of the date of issuance, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 2.42 at May 2, 2014, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three months ended March 31, 2014, we recognized accretion on the Series B Preferred Shares of US$ 3.8 million, with a corresponding decrease in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2014 and December 31, 2013.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2014 and December 31, 2013. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2014 and December 31, 2013 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion three years from issuance and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
300,000,000 shares of Class A common stock were authorized as at March 31, 2014 and December 31, 2013, and 15,000,000 shares of Class B common stock were authorized as at March 31, 2014 and December 31, 2013. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

On April 14, 2014, at a special general meeting of shareholders of the Company, the authorized number of shares of Class A common stock was increased to 440,000,000.
There were 135.1 million and 134.8 million shares of Class A common stock outstanding at March 31, 2014 and December 31, 2013, respectively, and no shares of Class B common stock outstanding at March 31, 2014 and December 31, 2013.
As at March 31, 2014, TW Investor owns 45.4% of the outstanding shares of Class A common stock and has a 49.6% voting interest in the Company due to its ownership of the Series A Preferred Share.
Common Stock Warrants
As at March 31, 2014, warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share are held by Alerria Management Company S.A. and Metrodome B.V., respectively, each of which is controlled by Adrian Sarbu, our former President and Chief Executive Officer and former member of our Board of Directors.
In connection with the Rights Offering and related financing transactions, on May 2, 2014, we issued warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from the second anniversary of the issue date to the fourth anniversary of the issue date. See Note 23, "Subsequent Events" for further information.
15.    RESTRUCTURING COSTS
Segment Reorganization Plan
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we incurred restructuring costs to reorganize our businesses through these geographic segments (the "Segment Reorganization Plan"). Actions under the Segment Reorganization Plan were completed as of December 31, 2013; and payments related to these actions are expected to be substantially complete by the middle of 2014.
2014 Initiatives
In 2014, we undertook further restructuring actions as our new station management teams seek to optimize their cost base across all departments (the "2014 Initiatives"). We expect to incur total restructuring charges, primarily employee termination benefits, under the 2014 Initiatives of US$ 8.0 million, and expect to complete actions by the end of 2014.
Information relating to restructuring by type of cost is as follows:

	Segment Reorganization Plan			2014 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2013	$2,674	$631	$3,305	$—	$—	$—	$3,305
Costs incurred	—	—	—	5,865	61	5,926	5,926
Cash paid	(1,438)	(13)	(1,451)	(2,594)	—	(2,594)	(4,045)
Accrual reversal	—	(560)	(560)	—	—	—	(560)
Foreign currency movements	9	2	11	—	—	—	11
BALANCE March 31, 2014	$1,245	$60	$1,305	$3,271	$61	$3,332	$4,637
A summary of restructuring charges for the three months ended March 31, 2014 by operating segment is as follows:

	For the Three Months Ended March 31, 2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$3,317	$42	$—	$3,359
Czech Republic	440	—	—	440
Romania	1,747	—	—	1,747
Slovak Republic	361	19	(560)	(180)
Total restructuring costs	$5,865	$61	$(560)	$5,366

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

16.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Interest on Senior Notes	$18,275	$25,485
Interest on 2015 Convertible Notes	3,263	3,412
Interest on capital leases and other financing arrangements	187	136
	21,725	29,033

Amortization of capitalized debt issuance costs	4,244	1,144
Amortization of debt issuance discount and premium, net	1,952	1,836
	6,196	2,980
Total interest expense	$27,921	$32,013
We paid interest of US$ 22.1 million and US$ 36.4 million during the three months ended March 31, 2014 and 2013, respectively.
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
The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$251	$994
Stock Options
There were no stock options granted, forfeited, exercised or expired in the three months ended March 31, 2014. As at March 31, 2014, there were 390,500 vested and exercisable stock options outstanding.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2014 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2014. This amount changes based on the fair value of our Class A common stock. As at March 31, 2014, there was no unrecognized compensation expense related to stock options.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at March 31, 2014:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,017,622	$3.79
Granted	142,520	4.21
Vested	(314,925)	4.13
Forfeited	(101,644)	3.98
Unvested at March 31, 2014	743,573	$3.70
As at March 31, 2014, the intrinsic value of unvested RSUs was US$ 2.2 million. Total unrecognized compensation expense related to unvested RSUs as at March 31, 2014 was US$ 2.5 million and is expected to be recognized over a weighted-average period of 2.5 years.
18.    EARNINGS PER SHARE
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2014	2013
Net loss attributable to CME Ltd.
Net loss	$(47,916)	$(108,280)
Less: preferred dividend paid-in-kind	3,844	—
Net loss attributable to CME Ltd. – Basic	$(51,760)	$(108,280)

Effect of dilutive securities
Preferred dividend paid-in-kind	(3,844)	—
Net loss attributable to CME Ltd. – Diluted	$(47,916)	$(108,280)

Weighted average outstanding shares of common stock - basic (1)	146,374	88,397
Dilutive effect of employee stock options and RSUs	—	—
Weighted average outstanding shares of common stock - diluted	146,374	88,397

Net loss per share:
Basic	$(0.33)	$(1.23)
Diluted	$(0.33)	$(1.23)

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

At March 31, 2014, 1,667,726 (December 31, 2013: 1,425,477) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to net income at March 31, 2014. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

19.    SEGMENT DATA
We manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how our operations are managed by segment managers; and the structure of our internal financial reporting.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2014 and 2013 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at March 31, 2014 and December 31, 2013 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2014	2013
Bulgaria	$19,276	$16,424
Croatia	13,497	12,093
Czech Republic	39,033	32,083
Romania	49,659	42,031
Slovak Republic	18,146	16,923
Slovenia	14,261	14,476
Intersegment revenues(1)	(822)	(1,315)
Total net revenues	$153,050	$132,715
(1)    Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended March 31,
	2014	2013
Bulgaria	$(2,746)	$(2,427)
Croatia	671	(607)
Czech Republic	2,713	(6,878)
Romania	5,413	959
Slovak Republic	(3,162)	(3,568)
Slovenia	515	1,837
Elimination	308	19
Total operating segments	3,712	(10,665)
Corporate	(6,032)	(10,175)
Total OIBDA	$(2,320)	$(20,840)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reconciliation to condensed consolidated statements of operations and comprehensive income:	For the Three Months Ended March 31,
	2014	2013
Total OIBDA	$(2,320)	$(20,840)
Depreciation of property, plant and equipment	(8,722)	(10,196)
Amortization of intangible assets	(3,352)	(4,049)
Operating loss	(14,394)	(35,085)
Interest expense, net	(27,775)	(31,778)
Foreign currency exchange loss, net	(460)	(49,882)
Change in fair value of derivatives	(50)	104
Other income / (expense), net	—	(16)
Credit for income taxes	2,110	7,618
(Loss) / income from discontinued operations, net of tax	(8,064)	77
Net loss	$(48,633)	$(108,962)

Total assets(1):	March 31, 2014	December 31, 2013
Bulgaria	$175,932	$172,189
Croatia	73,769	72,301
Czech Republic	922,017	920,630
Romania	459,667	463,775
Slovak Republic	161,918	150,562
Slovenia	92,669	99,619
Total operating segments	1,885,972	1,879,076
Corporate	65,820	71,035
Assets held for sale	2,989	11,762
Total assets	$1,954,781	$1,961,873
(1)    Segment assets exclude any intercompany balances.

Capital Expenditures:	For the Three Months Ended March 31,
	2014	2013
Bulgaria	$523	$294
Croatia	465	502
Czech Republic	4,622	4,667
Romania	830	1,432
Slovak Republic	793	417
Slovenia	784	1,529
Total operating segments	8,017	8,841
Corporate	965	1,389
Total capital expenditures	$8,982	$10,230

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets(1):	March 31, 2014	December 31, 2013
Bulgaria	$13,748	$13,742
Croatia	5,662	6,234
Czech Republic	46,524	47,683
Romania	80,587	81,165
Slovak Republic	19,401	20,299
Slovenia	19,587	20,226
Total operating segments	185,509	189,349
Corporate	9,075	8,997
Total long-lived assets	$194,584	$198,346
(1) Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended March 31,
	2014	2013
Television advertising	$113,388	$102,392
Carriage fees and subscriptions	19,826	13,046
Other	19,836	17,277
Total net revenues	$153,050	$132,715
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2014, we had total commitments of US$ 208.1 million (December 31, 2013: US$ 253.6 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2014	$63,898	$20,880	$4,632	$3,713
2015	65,529	18,050	3,615	375
2016	53,498	13,993	2,426	—
2017	17,652	6,324	1,767	—
2018	6,485	3,953	1,453	—
2019 and thereafter	1,051	1,351	8,810	—
Total	$208,113	$64,551	$22,703	$4,088
b) Factoring of Trade Receivables
CET 21 has a CZK 860 million (approximately US$ 43.2 million) factoring framework agreement with FCS. Under this facility up to CZK 860 million (approximately US$ 43.2 million) may be factored on a recourse or non-recourse basis. As at March 31, 2014, there were CZK 10.2 million (approximately US$ 0.5 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.7 million at March 31, 2014 rates), of receivables subject to the factoring framework agreement.
c) Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. If consummated, we will own 90.0% of our Bulgaria operations.
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
Related Party Groups
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.6% voting interest in CME Ltd. as at March 31, 2014, as material related party transactions.
Related Party Transactions
Time Warner

	For the Three Months Ended March 31,
	2014	2013
Purchases of programming	$6,718	$14,831
Sales	4	41

	March 31, 2014	December 31, 2013
Programming liabilities	$92,926	$70,517
Accounts payable and accrued liabilities (1)	5,358	—
Accounts receivable, gross	164	168
(1)    Amount represents commitment fee incurred in connection with the financing transactions contemplated under the Framework Agreement. See Note 5, "Long-term Debt and Other Financing Arrangements".
22.    GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", our 100% owned subsidiaries, CME NV and CME BV (collectively, the "Guarantor Subsidiaries"), have agreed to fully and unconditionally, and jointly and severally guarantee, subject to certain limits imposed by local law (the “Guarantees”), on a senior basis the 2017 PIK Notes that were issued May 2, 2014. The Guarantor Subsidiaries are subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the SEC. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are presented separately from CME Ltd. (the “Parent Issuer”) and the Guarantor Subsidiaries in the condensed consolidating financial statements presented below.
The Guarantees are senior obligations of the Guarantors and rank equal in right of payment with all of the Guarantor Subsidiaries’ existing and future senior indebtedness, including in respect of their guarantees of the 2015 Convertible Notes, the 2017 Term Loan and the 2017 Revolving Credit Facility. In addition, the Guarantees rank senior in right of payment to any other existing and future obligations of the Guarantor Subsidiaries expressly subordinated in right of payment to the Guarantees. The Guarantees effectively rank junior to all of the future indebtedness and other liabilities of our Non-Guarantor Subsidiaries, including with respect to their obligations in respect of the 2017 PIK Notes.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

CME Ltd. and the Guarantor Subsidiaries are holding companies with no revenue-generating operations and rely on the repayment of intercompany indebtedness and the declaration of dividends to receive distributions of cash from our operating subsidiaries and affiliates. There are no significant restrictions on CME Ltd.'s ability to obtain funds from the Guarantor Subsidiaries.
The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at March 31, 2014 and 2013, and for the three months ended March 31, 2014 and 2013:
Condensed Consolidating Balance Sheets as at March 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,992	$8,730	$93,664	$—	$112,386
Accounts receivable, net	—	—	153,709	—	153,709
Program rights, net	—	—	135,084	—	135,084
Other current assets	9,835	256	45,460	—	55,551
Assets held for sale	—	—	2,989	—	2,989
Intercompany current assets	19,095	2,499	104,551	(126,145)	—
Total current assets	38,922	11,485	535,457	(126,145)	459,719
Non-current assets
Investments in subsidiaries	—	447,610	—	(447,610)	—
Property, plant and equipment, net	—	—	194,584	—	194,584
Program rights, net	—	—	280,094	—	280,094
Goodwill	—	—	783,390	—	783,390
Broadcast licenses and other intangible assets, net	—	—	222,069	—	222,069
Other non-current assets	5,195	—	9,730	—	14,925
Intercompany non-current assets	1,881,877	322,025	22,425	(2,226,327)	—
Total non-current assets	1,887,072	769,635	1,512,292	(2,673,937)	1,495,062
Total assets	$1,925,994	$781,120	$2,047,749	$(2,800,082)	$1,954,781

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$19,516	$179	$292,912	$—	$312,607
Current portion of long-term debt and other financing arrangements	—	—	1,772	—	1,772
Other current liabilities	469	—	35,461	—	35,930
Liabilities held for sale	—	—	2,989	—	2,989
Intercompany current liabilities	5,225	100,083	20,837	(126,145)	—
Total current liabilities	25,210	100,262	353,971	(126,145)	353,298
Non-current liabilities
Deficiency in excess of investments in subsidiaries	353,615	—	—	(353,615)	—
Long-term debt and other financing arrangements	622,558	—	342,272	—	964,830
Other non-current liabilities	41	—	34,731	—	34,772
Intercompany non-current liabilities	322,689	1,903,638	—	(2,226,327)	—
Total non-current liabilities	1,298,903	1,903,638	377,003	(2,579,942)	999,602
Temporary equity	211,734	—	—	—	211,734
Total equity / (deficit)	390,147	(1,222,780)	1,316,775	(93,995)	390,147
Total liabilities and equity	$1,925,994	$781,120	$2,047,749	$(2,800,082)	$1,954,781

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Balance Sheets as at December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$19,461	$5,422	$79,152	$—	$104,035
Accounts receivable, net	—	—	179,447	—	179,447
Program rights, net	—	—	109,238	—	109,238
Other current assets	2,638	31	45,229	—	47,898
Assets held for sale	—	—	11,762	—	11,762
Intercompany current assets	53,396	2,052	—	(55,448)	—
Total current assets	75,495	7,505	424,828	(55,448)	452,380
Non-current assets
Investments in subsidiaries	—	479,435	—	(479,435)	—
Property, plant and equipment, net	—	—	198,346	—	198,346
Program rights, net	—	—	289,212	—	289,212
Goodwill	—	—	782,870	—	782,870
Broadcast licenses and other intangible assets, net	—	—	225,258	—	225,258
Other non-current assets	3,976	—	9,831	—	13,807
Intercompany non-current assets	1,822,966	315,017	18,887	(2,156,870)	—
Total non-current assets	1,826,942	794,452	1,524,404	(2,636,305)	1,509,493
Total assets	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,234	$41	$275,155	$—	$293,430
Current portion of long-term debt and other financing arrangements	—	71	2,043	—	2,114
Other current liabilities	500	—	16,130	—	16,630
Liabilities held for sale	—	—	3,918	—	3,918
Intercompany current liabilities	7,788	45,988	1,672	(55,448)	—
Total current liabilities	26,522	46,100	298,918	(55,448)	316,092
Non-current liabilities
Deficiency in excess of investments in subsidiaries	296,351	—	—	(296,351)	—
Long-term debt and other financing arrangements	620,375	—	342,568	—	962,943
Other non-current liabilities	—	—	33,947	—	33,947
Intercompany non-current liabilities	310,298	1,846,572	—	(2,156,870)	—
Total non-current liabilities	1,227,024	1,846,572	376,515	(2,453,221)	996,890
Temporary equity	207,890	—	—	—	207,890
Total equity / (deficit)	441,001	(1,090,715)	1,273,799	(183,084)	441,001
Total liabilities and equity	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended March 31, 2014

	Parent Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
Net revenues	$—		$—		$153,050		$—		$153,050
Cost of revenues	—		—		129,274		—		129,274
Selling, general and administrative expenses	3,667		252		28,885		—		32,804
Restructuring costs	—		—		5,366		—		5,366
Operating loss	(3,667)		(252)		(10,475)		—		(14,394)
Interest income	39,191		7,047		136		(46,228)		146
Interest expense	(26,407)		(39,130)		(8,612)		46,228		(27,921)
Foreign currency exchange gain / (loss), net	178		(892)		254		—		(460)
Change in fair value of derivatives	(50)		(2,855)		2,855		—		(50)
Loss from continuing operations before tax and loss from investment in subsidiaries	9,245		(36,082)		(15,842)		—		(42,679)
Credit / (provision) for income taxes	—		3,603		(1,493)		—		2,110
Loss from continuing operations before loss from investment in subsidiaries	9,245		(32,479)		(17,335)		—		(40,569)
Loss from investment in subsidiaries	(55,786)		(23,494)		—		79,280		—
Loss from continuing operations	(46,541)		(55,973)		(17,335)		79,280		(40,569)
Loss from discontinued operations, net of tax	—	—	—	—	(8,064)	—	—	—	(8,064)
Net loss	(46,541)		(55,973)		(25,399)		79,280		(48,633)
Net loss attributable to noncontrolling interests	—		—		717		—		717
Net loss attributable to CME Ltd.	(46,541)		(55,973)		(24,682)		79,280		(47,916)
Comprehensive loss attributable to CME Ltd.	$(46,541)		$(55,786)		$(23,494)		$79,280		$(46,541)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended March 31, 2013

	Parent Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
Net revenues	$—		$—		$132,715		$—		$132,715
Cost of revenues	—		—		134,735		—		134,735
Selling, general and administrative expenses	3,374		192		29,499		—		33,065
Operating loss	(3,374)		(192)		(31,519)		—		(35,085)
Interest income	36,340		15		217		(36,337)		235
Interest expense	(24,590)		(30,106)		(13,654)		36,337		(32,013)
Foreign currency exchange loss, net	(37,842)		(582)		(11,458)		—		(49,882)
Change in fair value of derivatives	—		—		104		—		104
Other (expense) / income	—		(38)		22		—		(16)
Loss from continuing operations before tax and loss on investment in subsidiaries	(29,466)		(30,903)		(56,288)		—		(116,657)
Credit for income taxes	—		3,777		3,841		—		7,618
Loss from continuing operations before loss on investment in subsidiaries	(29,466)		(27,126)		(52,447)		—		(109,039)
Loss on investment in subsidiaries	(76,494)		(49,757)		—		126,251		—
Loss from continuing operations	(105,960)		(76,883)		(52,447)		126,251		(109,039)
Income from discontinued operations, net of tax	—	—	—	—	77	—	—	—	77
Net loss	(105,960)		(76,883)		(52,370)		126,251		(108,962)
Net loss attributable to noncontrolling interests	—		—		682		—		682
Net loss attributable to CME Ltd.	(105,960)		(76,883)		(51,688)		126,251		(108,280)
Comprehensive loss attributable to CME Ltd.	$(105,960)		$(76,494)		$(49,757)		$126,251		$(105,960)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(24,649)	$(2,584)	$45,490	$—	$18,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(8,982)	—	(8,982)
Disposal of property, plant and equipment	—	—	69	—	69
Intercompany investing activity	15,242	21,096	—	(36,338)	—
Net cash used in continuing investing activities	15,242	21,096	(8,913)	(36,338)	(8,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	(62)	—	(827)	—	(889)
Payment of credit facilities and capital leases	—	—	(458)	—	(458)
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing activity	—	(15,242)	(21,096)	36,338	—
Net cash provided by / (used in) continuing financing activities	(62)	(15,242)	(22,427)	36,338	(1,393)

Net cash provided by discontinued operations - operating activities	—	—	348	—	348
Net cash used in discontinued operations - financing activities	—	—	(286)	—	(286)

Impact of exchange rate fluctuations on cash	—	38	300	—	338
Net (decrease) / increase in cash and cash equivalents	(9,469)	3,308	14,512	—	8,351
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	79,152	—	104,035
CASH AND CASH EQUIVALENTS, end of period	$9,992	$8,730	$93,664	$—	$112,386

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(25,710)	$2,720	$20,714	$—	$(2,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(10,230)	—	(10,230)
Disposal of property, plant and equipment	—	—	167	—	167
Intercompany investing activity	—	(26,012)	—	26,012	—
Net cash used in continuing investing activities	—	(26,012)	(10,063)	26,012	(10,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Senior Notes	(20,467)	—	—	—	(20,467)
Debt transactions costs	(780)	—	—	—	(780)
Change in restricted cash	20,467	—	—	—	20,467
Proceeds from credit facilities	—	—	228	—	228
Payment of credit facilities and capital leases	—	—	(273)	—	(273)
Dividends paid to holders of noncontrolling interests	—	—	(113)	—	(113)
Intercompany financing activity	20,449	20,749	(15,186)	(26,012)	—
Net cash provided by / (used in) financing activities	19,669	20,749	(15,344)	(26,012)	(938)

Net cash provided by discontinued operations - operating activities	—	—	713	—	713
Net cash used in discontinued operations - financing activities	—	—	(24)	—	(24)

Impact of exchange rate fluctuations on cash	—	21	(5,330)	—	(5,309)
Net decrease in cash and cash equivalents	(6,041)	(2,522)	(9,334)	—	(17,897)
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836	127,455	—	139,663
CASH AND CASH EQUIVALENTS, end of period	$3,331	$314	$118,121	$—	$121,766

23.    SUBSEQUENT EVENTS
On May 2, 2014, we issued and sold 4,000,000 Units in the Rights Offering and related financing transactions for gross proceeds of US$ 400.0 million. Time Warner and TW Investor purchased 3,377,476 of the Units, including 581,533 Units and 566,299 Units in the TW Private Placement and the Backstop Private Placement, respectively. We issued US$ 400.0 million in aggregate original principal amount of 2017 PIK Notes and Unit Warrants to purchase an aggregate of 84,000,000 shares of our Class A common stock at an exercise price of US$ 1.00 per share. Concurrently with the closing of the Rights Offering and pursuant to the 2017 Term Loan Agreement between us and Time Warner, Time Warner funded the 2017 Term Loan. We also entered into the 2017 Revolving Credit Facility Agreement with Time Warner. In connection with these transactions, we issued Time Warner and TW Investor warrants to purchase 30,000,000 shares with substantially the same terms as the Unit Warrants.
We applied net proceeds from the Rights Offering and related financing transactions of approximately US$ 386.2 million and a portion of the 2017 Term Loan to discharge the indenture governing the 2016 Fixed Rate Notes on May 2, 2014, including the outstanding principal amount, early redemption premium and accrued interest thereon of approximately EUR 273.0 million (approximately US$ 378.4 million at transaction date exchange rates), EUR 15.9 million (approximately US$ 22.0 million, at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term “Senior Notes” refers collectively to the 2016 Fixed Rate Notes and 2017 Fixed Rate Notes; the terms “2015 Convertible Notes” and "Convertible Notes" refer to our 5.0% senior convertible notes due 2015. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.
The term “Rights Offering” refers to the distribution of non-transferable rights to the holders of our outstanding (a) shares of Class A common stock, (b) the Series A Preferred Share (allocated on an as-converted basis) and (c) the Series B Preferred Shares (allocated on an as-converted basis as of December 25, 2013). The term “Framework Agreement” refers to the framework agreement dated February 28, 2014 among TW Investor, Time Warner and the Company. The term “Purchase Agreement” refers to the standby purchase agreement dated March 24, 2014 between TW Investor and the Company. The term “TW Unit Private Placement” refers to the issuance by the Company and purchase by TW Investor of 581,533 Units in a private placement contemporaneously with the closing of the Rights Offering. The term “Backstop Private Placement” refers to the purchase by TW Investor in a private placement contemporaneously with the Rights Offering of units not purchased in the Rights Offering. The term “2017 PIK Notes” refers to the 15.0% senior secured notes due 2017 issued upon the closing of the Rights Offering. The term “2017 Term Loan” refers to a term loan by Time Warner pursuant to a US$ 30.0 million aggregate principal amount term loan credit agreement between TW Investor, Time Warner and the Company, dated as of February 28, 2014 (the "2017 Term Loan Agreement"). The term “2017 Revolving Credit Facility” refers to a senior secured revolving credit facility in the aggregate principal amount of US$115.0 million pursuant to a revolving loan facility agreement dated May 2, 2014 with Time Warner (the "2017 Revolving Loan Agreement").
The exchange rates used in this report are as at March 31, 2014, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: our significant liquidity constraints following the closing of the Rights Offering and related financing transactions; the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of the economic downturn and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; the extent to which our debt service obligations restrict our business; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and is useful as a measure of our ability to generate cash. OIBDA, as defined above, and free cash flow may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, see Item 1, Note 19, "Segment Data".
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2014 and 2013.
Executive Summary
Our financial results for the first three months of 2014 reflect the progress made on management's top priorities: increasing and diversifying revenues, improving operating leverage, maintaining audience share leadership, and addressing significant liquidity needs.
Net revenues during the three months ended March 31, 2014 increased 15% compared to the same period in 2013 primarily due to increases in both television advertising revenue and carriage fees and subscription revenues. The changes made to the sales policy for 2014 in the Czech Republic have resulted in a significant increase in the consumption of advertising on our channels in that country when compared to the same period in 2013. The improved relationships with advertisers in the Czech Republic have also had a positive impact on advertising revenue in the Slovak Republic. Carriage fees in Bulgaria benefited from the full period effect of agreements with cable, satellite and IPTV operators that were concluded during the first quarter of 2013. Carriage fees in Romania also increased significantly following the successful negotiation of contracts with all major cable and satellite operators in Romania toward the end of 2013.
The improvement in net revenues during the period resulted in a similar improvement in OIBDA, as costs charged in arriving at OIBDA remained broadly flat year-on-year at constant currencies. The costs associated with the 2014 restructuring plan that commenced during the first quarter of 2014 amounting to US$ 5.9 million were offset by savings in operating and content costs. The 2014 restructuring plan is expected to result in a total charge of US$ 8.0 million during the full year 2014 and will further improve our operating leverage benefiting results in future periods as revenues continue their recovery from 2013. Due to the importance of our leading audience shares, this additional restructuring plan is being implemented carefully to avoid impacting the strength of our programming line-up. Despite additional content costs of US$ 2.7 million recognized during the first quarter of 2014 that resulted from a prospective change in estimate regarding the amortization of produced program rights, content costs declined during the first three months of 2014 compared to 2013 as a result of a 5% decrease in comparable costs from production, including costs associated with MTV Czech. The change in estimate will result in additional content costs for the full year 2014. However we expect these additional costs to be largely offset by further savings and content costs overall in 2014 to remain broadly in line with 2013 prior to that year's impairment charges.
Our focus on efficient and targeted investments in programming has continued to manifest itself in improved product performance with all-day audience shares up during the first three months of 2014 compared to the same period in 2013 in our four largest markets. Despite strong headwinds in certain countries, resulting from competitor's increased investment in programming and broadcasting of the winter Olympics, our all-day audience share increased one percentage point each in the Czech Republic and the Slovak Republic, and also increased in both Bulgaria and Romania. The main general entertainment channel in Romania, PRO TV, set a new record in that country for average monthly prime-time audience share of 28.8% during the month of March 2014.
We continue to make progress on the disposal of certain non-core assets, including our theatrical and home video distribution businesses, and we believe that the Company is better served by a focus on our core broadcast businesses in each country. We expect to complete the divestiture of Bontonfilm during the three months ended June 30, 2014 and therefore the results of this business have been included as discontinued operations for the periods presented. We are actively engaged in a process involving a number of interested parties to sell our other non-core assets.
We have also now closed the Rights Offering and series of related financing transactions. We received net proceeds from these transactions, after deducting fees and expenses, of approximately US$ 386.2 million, in addition to the US$ 30.0 million of proceeds from the 2017 Term Loan. We have applied the net proceeds, together with a portion of the proceeds from the 2017 Term Loan, to discharge the 2016 Fixed Rate Notes on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively. Following these transactions, the proceeds from the 2017 Revolving Credit Facility are available for general corporate purposes and will be used primarily to improve our payables position. As a result, we expect negative free cash flow for the full year 2014 in an amount exceeding that of 2013. The redemption of the 2016 Fixed Rate Notes is expected to reduce cash interest costs by approximately US$ 25.5 million during 2014 because interest on the 2017 PIK Notes will be paid-in-kind until November 15, 2015 and may be paid-in-kind at our election thereafter.
We continue to expect a significant improvement in net revenues in the Czech Republic in 2014 when compared to 2013, but do not expect to reach 2012 levels this year as it will take more than one year for us to regain the market share lost during 2013. Given the significance of this segment to the Company, we expect a similar trend in the consolidated results. Following closing of the financing transactions, we believe we are positioned to be free cash flow positive beginning in 2015.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	1.3%	0.0%	(1)%
Croatia	0.0%	(0.7)%	8%
Czech Republic	1.7%	0.0%	7%
Romania*	3.0%	1.8%	5%
Slovak Republic	1.7%	(0.1)%	(7)%
Slovenia	(1.5)%	(1.1)%	(3)%
Total CME Markets	1.6%	0.3%	3%
*Romanian market excludes Moldova.
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth.
After adjusting for inflation, we estimate that GDP in our territories grew slightly overall during the three months ended March 31, 2014. Real private consumption is estimated to have remained flat overall during the three months ended March 31, 2014.
We estimate that the TV advertising markets in our countries increased by 3% on average in the three months ended March 31, 2014 compared to the previous year. The most notable increase was in the Czech Republic where the market was estimated to have increased by 7% due in large part to an increase in the consumption of GRPs from our channels following the changes made to our sales policy in that country. These changes also had a positive impact on the consumption of television advertising in the Slovak Republic, however the television advertising market there is estimated to have decreased overall due to lower average market prices. The magnitude of the increase in the advertising market in Croatia is not expected to persist for the duration of 2014. Romania benefited from increased demand for advertising while Bulgaria and Slovenia remain very competitive.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$19,276	$16,424	17.4%	12.7%
Croatia	13,497	12,093	11.6%	8.0%
Czech Republic	39,033	32,083	21.7%	25.0%
Romania	49,659	42,031	18.1%	15.9%
Slovak Republic	18,146	16,923	7.2%	3.1%
Slovenia	14,261	14,476	(1.5)%	(5.3)%
Intersegment revenues	(822)	(1,315)	Nm (1)	Nm (1)
Total net revenues	$153,050	$132,715	15.3%	13.4%
(1) Number is not meaningful.

Index

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$(2,746)	$(2,427)	(13.1)%	(12.2)%
Croatia	671	(607)	Nm (1)	Nm (1)
Czech Republic	2,713	(6,878)	Nm (1)	Nm (1)
Romania	5,413	959	Nm (1)	Nm (1)
Slovak Republic	(3,162)	(3,568)	11.4%	13.6%
Slovenia	515	1,837	(72.0)%	(73.5)%
Eliminations	308	19	Nm (1)	Nm (1)
Total operating segments	3,712	(10,665)	Nm (1)	Nm (1)
Corporate	(6,032)	(10,175)	40.7%	38.6%
Consolidated OIBDA	$(2,320)	$(20,840)	88.9%	88.5%
(1) Number is not meaningful.
Bulgaria

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$12,716	$12,328	3.1%	(1.0)%
Carriage fees and subscriptions	4,944	3,305	49.6%	43.9%
Other	1,616	791	104.3%	96.8%
Net revenues	19,276	16,424	17.4%	12.7%
Costs charged in arriving at OIBDA	22,022	18,851	16.8%	12.6%
OIBDA	$(2,746)	$(2,427)	(13.1)%	(12.2)%
Television advertising spending in Bulgaria declined 1% in the three months ended March 31, 2014 compared to the same period in 2013. The Bulgaria segment reported net revenues of US$ 19.3 million for the three months ended March 31, 2014 compared to US$ 16.4 million in the same period in 2013, an increase of 17% on an actual basis, or 13% on a constant currency basis. The increase in net revenues was attributable mainly to an increase in carriage fees resulting from the full period effect of agreements with cable, satellite and IPTV operators that were concluded during 2013. There was also an increase in other revenues due primarily to higher theatrical distribution revenue. These increases more than offset a decline of 1% at constant rates in television advertising revenues in the three months ended March 31, 2014 compared to the same period in 2013, which was in line with the decline of the market.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 increased by 17% compared to the same period in 2013. On a constant currency basis, costs increased by 13% due primarily to restructuring charges of US$ 3.4 million, which more than offset a decrease in operating and content costs.
Our Bulgaria segment reported an OIBDA loss of US$ 2.7 million for the three months ended March 31, 2014 compared to US$ 2.4 million in the same period in 2013, worse by US$ 0.3 million.

Index

Croatia

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$11,996	$10,408	15.3%	11.5%
Carriage fees and subscriptions	488	446	9.4%	6.3%
Other	1,013	1,239	(18.2)%	(20.5)%
Net revenues	13,497	12,093	11.6%	8.0%
Costs charged in arriving at OIBDA	12,826	12,700	1.0%	(2.1)%
OIBDA	$671	$(607)	Nm (1)	Nm (1)
(1) Number is not meaningful.
Television advertising spending in Croatia increased 8% in the three months ended March 31, 2014 compared to the same period in 2013. The Croatia segment reported net revenues of US$ 13.5 million for the three months ended March 31, 2014 compared to US$ 12.1 million in the same period in 2013, increases of 12% on an actual basis, or 8% on a constant currency basis. This primarily reflected an increase in our advertising prices coupled with an increase in the volume of GRPs sold during the quarter.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 increased by 1% compared to the same period in 2013. On a constant currency basis costs decreased by 2%, primarily as a result of a decrease in content costs.
Our Croatia segment generated OIBDA of US$ 0.7 million for the three months ended March 31, 2014 compared to an OIBDA loss of US$ 0.6 million in the same period in 2013, an improvement of US$ 1.3 million.
Czech Republic

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$34,503	$27,034	27.6%	31.0%
Carriage fees and subscriptions	2,199	2,908	(24.4)%	(21.7)%
Other	2,331	2,141	8.9%	12.2%
Net revenues	39,033	32,083	21.7%	25.0%
Costs charged in arriving at OIBDA	36,320	38,961	(6.8)%	(3.7)%
OIBDA	$2,713	$(6,878)	Nm (1)	Nm (1)
(1) Number is not meaningful.
Following the changes made to the sales policy for 2014 in the Czech Republic, the consumption of the volume of advertising on our channels in that country increased significantly in the first quarter of 2014 compared to the same period in 2013. As a result of this increase in GRPs consumed, the television advertising market in the Czech Republic is estimated to have increased by 7% for the three months ended March 31, 2014 compared to the prior year. Net revenues amounted to US$ 39.0 million for the three months ended March 31, 2014 compared to US$ 32.1 million in the same period in 2013, increases of 22% on an actual basis, or 25% on a constant currency basis. Carriage fees and subscription revenues decreased during the period because we stopped transmitting MTV Czech at the end of 2013. Nova Sport is now no longer carried by one cable operator, which will also impact the results of the second quarter of 2014. The results for Bontonfilm are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 decreased by 7% compared to the same period in 2013. On a constant currency basis costs decreased 4%, primarily reflecting lower content and transmission costs, including cost savings from stopping the transmission of MTV Czech.
Our Czech Republic segment reported OIBDA of US$ 2.7 million for the three months ended March 31, 2014 compared to an OIBDA loss of US$ 6.9 million in the same period in 2013, an improvement of US$ 9.6 million.

Index

Romania

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$24,436	$24,317	0.5%	(1.7)%
Carriage fees and subscriptions	10,742	5,093	110.9%	107.8%
Other	14,481	12,621	14.7%	13.1%
Net revenues	49,659	42,031	18.1%	15.9%
Costs charged in arriving at OIBDA	44,246	41,072	7.7%	6.0%
OIBDA	$5,413	$959	Nm (1)	Nm (1)
(1) Number is not meaningful.
Television advertising spending in Romania increased 5% in the three months ended March 31, 2014 compared to the same period in 2013. The Romania segment reported net revenues of US$ 49.7 million for the three months ended March 31, 2014 compared to US$ 42.0 million in the same period in 2013, an increase of 18% on an actual basis, or 16% on a constant currency basis. Net revenues benefited primarily from an increase in carriage fees and subscription revenues following the successful negotiation of contracts with all major cable and satellite operators in Romania during 2013. We expect to continue to benefit from strong year-on-year growth in carriage fees in Romania, however, we began realizing the benefit of certain agreements concluded in 2013 during the second half of last year. The increase in carriage fees more than offset a slight decrease in television advertising revenues at constant rates. There was also an increase in other revenues due to the strong performance of titles distributed to theaters during the first quarter of 2014.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 increased by 8% compared to the same period in 2013. On a constant currency basis costs increased 6%, primarily as a result of an increase in content costs related to the theatrical distribution revenues as well as restructuring charges.
Our Romania segment generated OIBDA of US$ 5.4 million for the three months ended March 31, 2014 compared to OIBDA of US$ 1.0 million in the same period in 2013, an increase of US$ 4.4 million.
Slovak Republic

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$17,276	$15,900	8.7%	4.5%
Carriage fees and subscriptions	275	249	10.4%	6.2%
Other	595	774	(23.1)%	(26.0)%
Net revenues	18,146	16,923	7.2%	3.1%
Costs charged in arriving at OIBDA	21,308	20,491	4.0%	0.2%
OIBDA	$(3,162)	$(3,568)	11.4%	13.6%
Television advertising spending in the Slovak Republic declined 7% in the three months ended March 31, 2014 compared to the same period in 2013. The advertising market in the Slovak Republic remains extremely competitive, causing average market prices to decrease. Our Slovak Republic operations reported net revenues of US$ 18.1 million for the three months ended March 31, 2014 compared to US$ 16.9 million in the same period in 2013, an increase of 7% on an actual basis, or 3% on a constant currency basis. Despite the decrease in average market prices, our television advertising revenues increased during 2014 due to an increase in consumption of advertising on our channels.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 increased by 4% compared to the same period in 2013. On a constant currency basis costs were broadly flat, reflecting a focus on controlling costs.
Our Slovak Republic segment reported an OIBDA loss of US$ 3.2 million for the three months ended March 31, 2014 compared to an OIBDA loss of US$ 3.6 million in the same period in 2013, an improvement of US$ 0.4 million.

Index

Slovenia

	For the Three Months Ended March 31,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$12,461	$12,405	0.5%	(3.5)%
Carriage fees and subscriptions	1,178	1,045	12.7%	8.8%
Other	622	1,026	(39.4)%	(41.6)%
Net revenues	14,261	14,476	(1.5)%	(5.3)%
Costs charged in arriving at OIBDA	13,746	12,639	8.8%	4.8%
OIBDA	$515	$1,837	(72.0)%	(73.5)%
Television advertising spending in Slovenia declined 3% in the three months ended March 31, 2014 compared to the same period in 2013. Our Slovenia segment reported net revenues of US$ 14.3 million for the three months ended March 31, 2014 compared to US$ 14.5 million in the same period in 2013, a decrease of 2% on an actual basis, or a decrease of 5% on a constant currency basis, reflecting a decline in television advertising revenues in line with the decline in television advertising spending.
Costs charged in arriving at OIBDA for the three months ended March 31, 2014 increased by 9% compared to the same period in 2013. On a constant currency basis costs increased 5%, due to an increase in transmission costs and author's rights.
Our Slovenia segment generated OIBDA of US$ 0.5 million for the three months ended March 31, 2014 compared to OIBDA of US$ 1.8 million in the same period in 2013, a decrease of US$ 1.3 million.
Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2014	2013	Movement
Net cash generated from / (used in) continuing operating activities	$18,257	$(2,276)	Nm (1)
Capital expenditures, net	(8,913)	(10,063)	11.4%
Free cash flow	$9,344	$(12,339)	Nm (1)
(1) Number is not meaningful.

	March 31, 2014	December 31, 2013	Movement
Cash and cash equivalents	$112,386	$104,035	8.0%
Our free cash flow in the three months ended March 31, 2014 was US$ 9.3 million, compared to negative free cash flow of US$ 12.3 million in the same period in 2013. During the first three months of 2014 we continued taking steps to conserve cash, including the deferral of programming payments, which led to our payables increasing an additional US$ 19.2 million since December 31, 2013. Even though we generated positive free cash flow during the first three months of 2014, we expect to utilize the funds now available to us from the 2017 Revolving Credit Facility to improve our payables position during the remainder of 2014. As a result, we expect negative free cash flow for the full year 2014 in an amount exceeding that of 2013.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$113,388	$102,392	10.7%	8.8%
Carriage fees and subscriptions	19,826	13,046	52.0%	50.0%
Other revenue	19,836	17,277	14.8%	13.2%
Net Revenues	153,050	132,715	15.3%	13.4%
Operating expenses:
Content costs	88,966	89,213	(0.3)%	(1.6)%
Other operating costs	28,234	31,277	(9.7)%	(10.8)%
Depreciation of property, plant and equipment	8,722	10,196	(14.5)%	(15.5)%
Amortization of broadcast licenses and other intangibles	3,352	4,049	(17.2)%	(16.4)%
Cost of revenues	129,274	134,735	(4.1)%	(5.2)%
Selling, general and administrative expenses	32,804	33,065	(0.8)%	(0.8)%
Restructuring costs	5,366	—	Nm (1)	Nm (1)
Operating loss	$(14,394)	$(35,085)	59.0%	80.3%
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets improved by 3% in the three months ended March 31, 2014, positively impacting our television advertising revenues, particularly in the Czech Republic following changes made to the sales policy for 2014. See "Segment Performance" above for additional information on television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased 52% during the three months ended March 31, 2014, primarily as a result of successful negotiations in Bulgaria and Romania to increase carriage fees. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues increased 13% during the three months ended March 31, 2014, primarily due to greater distribution revenues from the release of a number of successful titles.
Cost of revenues: Our total cost of revenues decreased by US$ 5.5 million, or 4%, during the three months ended March 31, 2014, compared to the same period in 2013. On a constant currency basis, our total cost of revenues decreased by 5% for the three months ended March 31, 2014 compared to the same period in 2013. This decrease reflects savings in operating costs as a result of our prior period cost optimization programs and restructuring efforts as well as decreased depreciation expense due to lower capital expenditures in recent years and lower amortization expense as a result of impairments recorded in the fourth quarter of 2013.
Content costs: Content costs (including production costs; and amortization and impairment of programming rights) decreased by US$ 0.2 million during the three months ended March 31, 2014, compared to the same period in 2013. On a constant currency basis, the decrease of 2% primarily reflects cost savings related to foreign acquired programs, which is largely offset by increased amortization of programming rights of US$2.7 million due to the change in estimate of the relative value generated by each run of a program.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 3.0 million, or 10%, during the three months ended March 31, 2014 compared to the same period in 2013. On a constant currency basis costs decreased by 11%, primarily due to lower costs following the execution of cost optimization programs and restructuring efforts implemented subsequent to March 31, 2013.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment for the three months ended March 31, 2014 decreased by US$ 1.5 million, or 15%, compared to the same period in 2013. On a constant currency basis, depreciation decreased by 16%, reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 0.7 million during the three months ended March 31, 2014, or 17%, compared to the same period in 2013. On a constant currency basis, the decrease was 16% reflecting a decrease in amortization of broadcast licenses and customer relationship intangible assets following the impairments recorded in the fourth quarter of 2013.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 0.3 million during the three months ended March 31, 2014, compared to the same period in 2013.
Central costs for the three months ended March 31, 2014 also include a charge of US$ 0.3 million, in respect of non-cash stock-based compensation, a decrease of US$ 0.7 million as compared to 2013 (see Item 1, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 5.4 million during the three months ended March 31, 2014 as we continue to streamline resources and operate with a more efficient cost base. We expect to incur total restructuring costs of approximately US$ 8.0 million in 2014. We expect to complete our restructuring efforts by the end of 2014.

Index

Operating loss: Operating loss for the three months ended March 31, 2014 was US$ 14.4 million, compared to operating loss of US$ 35.1 million during the same period in 2013, as television advertising, carriage fee and other revenues increased, while operating costs in total remained flat.
Our operating margin, which is determined as operating income / loss divided by net revenues, was negative 9.4% during the three months ended March 31, 2014, compared to negative 26.4% during the same period in 2013.

	For the Three Months Ended March 31, (US$ 000's)
	2014	2013	% Act
Interest income	$146	$235	(37.9)%
Interest expense	(27,921)	(32,013)	12.8%
Foreign currency exchange loss, net	(460)	(49,882)	Nm (1)
Change in fair value of derivatives	(50)	104	Nm (1)
Other income / (expense), net	—	(16)	Nm (1)
Credit for income taxes	2,110	7,618	Nm (1)
(Loss) / income from discontinued operations, net of tax	(8,064)	77	Nm (1)
Net loss attributable to noncontrolling interests	717	682	5.1%
Currency translation adjustment, net	1,372	2,463	(44.3)%
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million during the three months ended March 31, 2014, compared to US$ 0.2 million in the three months ended March 31, 2013.
Interest expense: Interest expense during the three months ended March 31, 2014 was US$ 27.9 million, compared to US$ 32.0 million in the three months ended March 31, 2013. The decrease in interest expense is due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013.
Foreign currency exchange loss, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our Senior Notes, which are denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Beginning in the fourth quarter of 2013, we classified certain of our intercompany loans as long-term in nature, and therefore no longer record gains or losses on revaluation through the statement of operations and comprehensive income. See the discussion under "Currency translation adjustment, net" below.
During the three months ended March 31, 2014, we recognized a net loss of US$ 0.5 million, comprised of transaction gains of US$ 0.5 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 0.2 million on the Senior Notes, and transaction losses of US$ 0.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the three months ended March 31, 2013, we recognized a net loss of US$ 49.9 million, comprised of transaction losses of US$ 55.6 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 12.2 million on the Senior Notes due to the overall strengthening of the dollar against the Euro between January 1, 2012 and March 31, 2013, and transaction losses of US$ 6.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three months ended March 31, 2014, we recognized a loss of less than US$ 0.1 million as a result of the change in the fair value of the foreign currency forward contract. During the three months ended March 31, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap that terminated on April 15, 2013. See Note 12, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: We recognized other expense of less than US$ 0.1 million in both the three months ended March 31, 2014 and 2013.
Credit for income taxes: The credit for income taxes during the three months ended March 31, 2014 of US$ 2.1 million reflects the value of tax losses that we expect to utilize in future periods.
The credit for income taxes during the three months ended March 31, 2013 of US$ 7.6 million reflects the value of tax losses that we expect to utilize in future periods.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in Slovakia.
(Loss) / income from discontinued operations, net of tax: The loss from discontinued operations during the three months ended March 31, 2014 was US$ 8.1 million, compared to income from discontinued operations of US$ 0.1 million in the three months ended March 31, 2013. The decrease is primarily due to the fair value adjustment required to measure assets held for sale at fair value less costs to sell.
Net loss attributable to noncontrolling interests: During the three months ended March 31, 2014, the net loss was US$ 0.7 million in respect of the noncontrolling interest in consolidated subsidiaries as compared to US$ 0.7 million for the same period in 2013. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.

Index

The dollar weakened slightly against the New Romanian Lei and was broadly flat against the functional currencies of our other operations for the three months ended March 31, 2014. In the three months ended March 31, 2014 we recognized other comprehensive income of US$ 1.4 million on the revaluation of our net investments in subsidiaries compared to other comprehensive income of US$ 2.5 million in the three months ended March 31, 2013. Also during the fourth quarter of 2013, we designated certain intercompany loans to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the three months ended March 31, 2014, we recorded a foreign exchange gain of US$ 0.8 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014	2013
Bulgarian Lev	0%	3%
Croatian Kuna	0%	3%
Czech Koruna	0%	5%
Euro	0%	3%
New Romanian Lei	(1)%	3%
The dollar was broadly flat against the functional currencies of our operations between January 1 and March 31, 2014, as compared to a strengthening of the dollar in the same period in 2013. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the three months ended March 31, 2014 and 2013.

Change in Average Rates
Bulgarian Lev	(4)%
Croatian Kuna	(3)%
Czech Koruna	4%
Euro	(4)%
New Romanian Lei	(1)%
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

Index

The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the three months ended March 31, 2014 and 2013.
Percent Change During the Three Months Ended March 31, 2014
Percent Change During the Three Months Ended March 31, 2013

Index

Consolidated balance sheet as at March 31, 2014 and December 31, 2013:

	Summarized Consolidated Balance Sheet (US$ 000’s)
	March 31, 2014	December 31, 2013	Movement
Current assets	$459,719	$452,380	1.6%
Non-current assets	1,495,062	1,509,493	(1.0)%
Current liabilities	353,298	316,092	11.8%
Non-current liabilities	999,602	996,890	0.3%
Temporary equity	211,734	207,890	1.8%
CME Ltd. shareholders’ equity	389,974	440,108	(11.4)%
Noncontrolling interests in consolidated subsidiaries	$173	$893	(80.6)%
Current assets: Current assets at March 31, 2014 increased by US$ 7.3 million compared to December 31, 2013, primarily as a result of increased acquired program rights as the content becomes available for its first broadcast and scheduled for airing; and increased cash from the collection of receivables
Non-current assets: Non-current assets at March 31, 2014 decreased by US$ 14.4 million compared to December 31, 2013, primarily due to a decrease in produced program rights as previously produced and not released content was broadcast in the period and lower property, plant, and equipment.
Current liabilities: Current liabilities at March 31, 2014 increased by US$ 37.2 million compared to December 31, 2013, primarily due to the continued deferral of payments to programming suppliers; higher deferred revenue due to customer prepayments and accruals for debt and equity issuance costs from the Rights Offering and series of related financing transactions. These increases are partially offset by lower trade accounts payable.
Non-current liabilities: Non-current liabilities at March 31, 2014 increased by US$ 2.7 million compared to December 31, 2013, primarily due to amortization of the debt issuance discount on the 2015 Convertible Notes.
Temporary equity: Temporary equity at March 31, 2014 increased by US$ 3.8 million compared to December 31, 2013, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 50.1 million compared to December 31, 2013. This reflects the comprehensive loss attributable to CME Ltd. of US$ 46.5 million during the three months ended March 31, 2014. The decrease was furthered by accretion of the preferred dividend paid-in-kind on our Series B Preferred Shares of US$ 3.8 million. We recognized stock-based compensation charges of US$ 0.3 million during the three months ended March 31, 2014.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2014 decreased US$ 0.7 million compared to December 31, 2013, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 8.4 million during the three months ended March 31, 2014. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2014	2013
Net cash generated from / (used in) continuing operating activities	$18,257	$(2,276)
Net cash used in continuing investing activities	(8,913)	(10,063)
Net cash used in continuing financing activities	(1,393)	(938)
Net cash generated by discontinued operations	62	689
Impact of exchange rate fluctuations on cash	338	(5,309)
Net increase / (decrease) in cash and cash equivalents	$8,351	$(17,897)
Operating Activities
Cash generated from operations during the three months ended March 31, 2014 was US$ 18.3 million, compared to cash used by operations of US$ 2.3 million during the three months ended March 31, 2013. The improvement over the prior period was primarily due to the deferral of programming payments, which is unlikely to repeat as we intend to improve our payables position in 2014, utilizing the proceeds from the 2017 Revolving Credit Facility. We paid interest of US$ 22.1 million during the three months ended March 31, 2014 compared to US$ 36.4 million during the three months ended March 31, 2013 due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013.
Investing Activities
Our investing cash flows of US$ 8.9 million and US$ 10.1 million for the three months ended March 31, 2014 and 2013, respectively, related to capital expenditures.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2014 was US$ 1.4 million compared to US$ 0.9 million during the three months ended March 31, 2013. The amount of net cash used in financing activities in the three months ended March 31, 2014 primarily reflected the payment of the consent fee to the holders of the 2017 Fixed Rate Notes and payments on credit facilities and capital leases. The amount of net cash used in financing activities in the three months ended March 31, 2013 reflected the payment of costs associated with Senior Notes issued during previous periods.
Discontinued Operations
Net cash generated from discontinued operations during the three months ended March 31, 2014 was US$ 0.1 million compared to US$ 0.7 million during the three months ended March 31, 2013 which represents the net cash flows generated by BontonFilm.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries. As of May 2, 2014, we have available a senior secured revolving credit facility in the aggregate principal amount of US$ 115.0 million which we intend to draw upon to improve our payables position.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2014 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$972,498	$377,109	$261,034	$331,734	$2,621
Long-term debt – interest	176,225	73,827	72,616	29,782	—
Unconditional purchase obligations	212,201	87,768	107,751	16,479	203
Operating leases	22,703	5,751	5,517	2,976	8,459
Capital lease obligations	4,550	1,238	1,931	1,007	374
Other long-term obligations	64,551	25,250	30,780	8,128	393
Total contractual obligations	$1,452,728	$570,943	$479,629	$390,106	$12,050
Long-Term Debt
Long-term debt includes the 2016 Fixed Rate Notes as payable in less than one year as a result of their discharge on May 2, 2014. Interest and early redemption premium related to the 2016 Fixed Rate Notes are also presented as payable in less than one year. We have applied the net proceeds of the Rights Offering, TW Private Placement, Backstop Private Placement and a portion of the 2017 Term Loan to repay in full the 2016 Fixed Rate Notes, including the redemption premium and interest accrued thereon.
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at March 31, 2014.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2014, we had commitments in respect of future programming of US$ 208.1 million. This includes contracts signed with license periods starting after March 31, 2014.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 20, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations include US$ 64.6 million of digital transmission commitments.
Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria. If consummated, we will own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.

Index

IV (d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012 and 2013, despite the implementation of aggressive working capital initiatives. During 2012 and 2013, our cash flows from operating activities were insufficient to cover operating expenses and interest payments and required us to seek other capital resources to fund our operations, our debt service and other obligations.
We continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts. We also continued to delay the settlement of payment obligations with a number of key suppliers, including payments due for acquired programming, which has resulted in our accounts payable and accrued liabilities increasing to US$ 312.6 million at March 31, 2014 compared to US$ 293.4 million at December 31, 2013 and US$ 252.9 million at December 31, 2012. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, the need to improve our payables position will result in increased operating cash outflows during the full year 2014 compared to 2013. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and interest payments and we will need to draw upon the 2017 Revolving Credit Facility to fund our operations.
On May 2, 2014, we closed the Rights Offering, TW Private Placement and Backstop Private Placement. We received net proceeds, after deducting fees and expenses, of approximately US$ 386.2 million, in addition to the US$ 30.0 million of proceeds from the 2017 Term Loan. We have applied the net proceeds, together with a portion of the proceeds from the 2017 Term Loan, to discharge the 2016 Fixed Rate Notes on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively.
These transactions have significantly reduced the amount of cash interest to be paid in the coming years by replacing cash pay indebtedness with non-cash pay indebtedness and provide sufficient liquidity to fund our operations and relieve pressure on our working capital position. Based on our current projections, these transactions position the Company to be free cash flow positive beginning for the year ended December 31, 2015, and we expect to use this positive free cash flow to repay the amounts drawn under the 2017 Revolving Credit Facility such that the entire balance drawn is repaid at or prior to its maturity on December 1, 2017.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 with negative outlook by Moody's Investors Services and B- by Standard & Poor's, under review for downgrade. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 Fixed Rate Notes and 2017 PIK Notes; and under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility, but there are no indenture constraints on our ability to refinance existing debt.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Financial Instruments
On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the proceeds of the Rights Offering. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million at the maturity date. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
On February 9, 2010, we entered into an interest rate swap agreement with UniCredit Bank Czech Republic, a.s. and Ceska Sporitelna, a.s. to reduce the impact of changing interest rates on our previously outstanding floating rate debt (see Item 1, Note 12, "Financial Instruments and Fair Value Measurements"). The interest rate swap agreement expired on April 15, 2013.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies affecting our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of changes in accounting estimates since December 31, 2013 and recently issued accounting standards not yet adopted.

Index

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
The table below sets forth our market risk sensitive instruments as at March 31, 2014:

Expected Maturity Dates	2014	2015	2016 (1)	2017	2018	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	272,972	240,010	—	—
Average interest rate (%)	—	—	11.625%	9.00%	—	—

Total debt in US$ (000's)
Fixed rate	—	261,034	—	—	—	—
Average interest rate (%)	—	5.00%	—	—	—	—
(1) Amount includes the 2016 Fixed Rate Notes, which were discharged on May 2, 2014.
Foreign Currency Exchange Risk Management
Although our functional currency is the dollar, we conduct business in a number of foreign currencies and our 2017 Fixed Rate Notes are denominated in Euros. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
We have not attempted to hedge the Senior Notes and therefore may continue to experience significant gains and losses on the translation of the Senior Notes into dollars due to movements in exchange rates between the Euro and the dollar.
On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the proceeds of the Rights Offering. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million at the maturity date. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Interest Rate Risk Management
The interest rate swap agreement expired on April 15, 2013 (see Item 1, Note 12, "Financial Instruments and Fair Value Measurements").

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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
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
Risks Relating to Our Financial Position
We continue to face significant liquidity constraints following the closing of the Rights Offering and related financing transactions.
Our attempts to increase television advertising prices in 2013 were met with significant resistance from certain advertisers and agencies in the Czech Republic. This resulted in a significant decline in revenues for 2013 compared to 2012. Looking forward, we expect the impact of the challenging environment in the Czech Republic to continue as we endeavor to attract back advertising clients. While we experienced an increase in Czech advertising revenues in the three months ended March 31, 2014 as compared to the same period in the prior year, and we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. Our financial situation in 2013 was also impacted by a further decline in advertising revenues in the Slovak Republic due to the reaction to our pricing initiatives in the Czech Republic from clients who also advertise in the Slovak Republic. Furthermore, carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected. We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts. We have also delayed the settlement of payment obligations with a number of key suppliers, including payments due under contracts for acquired programming, which has resulted in our accounts payable and accrued liabilities increasing to US$ 312.6 million at March 31, 2014 compared to US$ 293.4 million at December 31, 2013 and US$ 252.9 million at December 31, 2012. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations. In addition, the need to improve our payables position will result in increased operating cash outflows during 2014 compared to 2013, which we intend to fund with the 2017 Revolving Credit Facility. There can be no assurance that our overall financial performance will improve or that there will not be unanticipated developments that have a negative impact on our liquidity. Under our indentures governing the 2017 Fixed Rate Notes and 2017 PIK Notes and the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement, we are able to borrow only limited additional funds. As a result, if there is not a sustained recovery in the television advertising market over the medium term or our financial performance does not improve, we may not be able to meet our debt service obligations, including the 2015 Convertible Notes.
Our operating results will continue to be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other media platforms, seasonal trends in the advertising market, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it may create further economic uncertainty that reduces advertising spending. The reduction in advertising spending in our markets over the past few years has had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues compared to 2012 and was the main cause of a decline in our net revenues and in the television advertising market in that country. While we experienced an increase in Czech advertising revenues in the three months ended March 31, 2014 as compared to the same period in the prior year, and we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014.
Advertising spending may also be affected by the expansion of distribution platforms and changing preferences in how and when people view content and the accompanying advertising. Our ability to maintain audience ratings and to generate GRPs also depends on our maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to our price increases and the discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and could continue to have a material adverse effect on our financial position, results of operations and cash flows.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008 as they modify, delay or cancel plans to purchase advertising. This has negatively impacted our financial position, results of operations and cash flows since 2008. GDP and private consumption weakened during 2012 due to continuing concerns regarding Europe’s sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. After adjusting for inflation, we estimate that GDP in our territories remained flat overall during 2013 compared to 2012. While real GDP is estimated to have grown slightly in our markets in the first quarter of 2014, we cannot predict if this represents the start of a recovery or how long it will last. Economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking sector problems and ongoing political instability contributed to a significant increase of the country’s sovereign risk. Economic events related to the sovereign debt crisis in several European Union countries have highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors’ funds. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness being refinanced. This risk is exacerbated by the current volatility in the capital markets, which has resulted in tightened lending requirements and in some cases the inability to refinance indebtedness. Following the issuances of the 2017 PIK Notes and the drawdown of the 2017 Term Loan as well as any drawdown of the 2017 Revolving Credit Facility, we will continue to have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015. In addition, the acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A Common Stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to repurchase or refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate the substantial majority of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and direct-to-home (“DTH”) operators for carriage of our channels as well as continuing to seek improvements in advertising pricing.While we were successful in increasing carriage fees in Romania and Bulgaria, carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected and are ongoing. Some cable and DTH operators temporarily suspended the broadcast of our channels during the implementation of our carriage fees strategy, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that clients may continue to withdraw advertising from our channels or reduce spending, or that operators may refuse to carry our channels while carriage fee negotiations are ongoing. If we are ineffective in achieving carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may have an adverse impact on our results of operations and cash flows.
Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the 2017 Fixed Rate Notes, the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, which will increase when we draw the 2017 Revolving Credit Facility. In addition, although the 2017 PIK Notes are initially non-cash pay indebtedness, the 2017 PIK Notes accrue interest at a significantly higher rate than the 2016 Fixed Rate Notes, which obligations will be required to be repaid in cash by the maturity date of the 2017 PIK Notes, and the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the 2017 Fixed Rate Notes, the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan and the 2017 Revolving Credit Facility in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Following a downgrade in September 2013, Moody’s Investors Services rates our corporate credit as Caa1 and the 2017 Fixed Rate Notes as B1, with a negative outlook. Standard & Poor’s rates our corporate credit B- and the 2017 Fixed Rate Notes B- and placed these ratings on negative watch in February 2014. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our refinancing of the 2016 Fixed Rate Notes has extended the maturity profile of our indebtedness and will reduce our cash interest costs. However, we may be subject to further downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are further lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

Index

If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Item 1, Note 4, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we expanded the scope of our restructuring plans announced last year to operate with a more effective cost base and incurred charges in 2013 of approximately US$ 18.6 million. We also incurred total severance costs of approximately US$ 7.1 million during the third and fourth quarters of 2013. We have continued to pursue restructuring initiatives in 2014 and expect to incur total restructuring charges of US$ 8.0 million in 2014. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2017 Fixed Rate Notes, the 2015 Convertible Notes and the 2017 PIK Notes and under the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement, we pledged all of the shares in CME NV and all of the shares of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including issued shares of CME Slovak Holdings B.V. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes or agreements governing the 2017 Term Loan Agreement or 2017 Revolving Loan Agreement, the secured parties under such indentures or agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan or the 2017 Revolving Credit Facility, including the shares and business of CET 21. Any such event could result in our inability to conduct our business.
Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. The 2017 Fixed Rate Notes are denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of these notes. Furthermore, general market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations. We may continue to experience significant gains and losses on the translation of our revenues or the 2017 Fixed Rate Notes into U.S. dollars due to movements in exchange rates between the Euro, applicable local currency and the U.S. dollar, which may have a material adverse effect on our financial position, results of operations and cash flows.
Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditures in respect of locally produced programming may also increase due to the implementation of new laws and regulations mandating the broadcast of a greater number of locally produced programs, changes in audience tastes in our markets in favor of locally produced content, and competition for talent. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming, as was the case in certain of our operating segments in 2013. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video streaming sites, increasing the risk of online transmission of our content without consent. The proliferation of such sites broadcasting content pirated from us could result in a reduction of revenues that we receive from the legitimate distribution of our content, including through video-on-demand and other services. Protection of our intellectual property is dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.
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
Countries in which we have operations have been migrating from analog terrestrial broadcasting to DTT broadcasting. Bulgaria, Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. In Romania, which is in the initial stages of migration, completion is expected by 2015. We cannot predict the full effect of the migration to DTT broadcasting on existing operations or the take up of DTT broadcasting by their audiences. We also cannot predict whether our Romanian operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required once the digital switchover in Romania is completed. Substantial investment and the commitment of substantial other resources has been required to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not receive an adequate return on such investment if the take up of DTT broadcasting is lower than expected.
Our operations are in developing markets where there is a risk of economic uncertainty, biased treatment and loss of business.
Our revenue‑generating operations are located in Central and Eastern Europe where we must comply with various regulatory obligations related to our businesses, including in respect of broadcasting and competition. We believe that we are in compliance with all our regulatory obligations in all material respects but it is not possible to predict how regulatory authorities or courts that have been or may be asked to resolve any allegations or claims will decide such issues. Our markets pose different risks to those posed by investments in more developed markets and the impact in our markets of unforeseen circumstances on economic, political or social life is greater. The economic and political systems, legal and tax regimes, standards of corporate governance and business practices of countries in this region continue to develop. Government policies may be subject to significant adjustments, especially in the event of a change in leadership. This may result in social or political instability or disruptions, potential political influence on the media, inconsistent application of tax and legal regulations, arbitrary treatment before judicial or other regulatory authorities and other general business risks, any of which could have a material adverse effect on our financial position, results of operations and cash flows. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local political parties also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations. The loss of a material business would have a material impact on our financial position, results of operations and cash flows.

Index

We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arm’s-length transactions.
In certain of our markets, the officers, general directors or other members of the management of our operating companies have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the 2017 Fixed Rate Notes and the 2017 PIK Notes or the 2017 Term Loan Agreement or 2017 Revolving Loan Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A Common Stock, holding 61,407,775 unregistered shares of Class A Common Stock, and also holds one share of Series A Preferred Stock, 200,000 shares of Series B Preferred Stock and warrants to acquire 100,926,996 shares of our Class A Common Stock (the "TW Warrants") The share of Series A Preferred Stock is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A Common Stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A Common Stock. The shares of Series B Preferred Stock are convertible into shares of Class A Common Stock after three years from the date of issuance (June 25, 2013) at the option of Time Warner (subject to certain exceptions) at a conversion price of US$ 2.42, subject to adjustment in the event of equity issuances at a price per share less than this conversion price (including in respect of the warrants to be offered in connection with the financing transactions (see Part I, Item 1, Note 23, "Subsequent Events")), on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013. The initial stated value of US$ 1,000 per share of the Series B Preferred Stock accretes at a rate of 7.5% per annum, compounded quarterly, for the first three years from the date of issuance and 3.75% per annum, compounded quarterly, for the fourth and fifth years. As of May 2, 2014, the 200,000 shares of Series B Preferred Stock were convertible into 87.9 million shares of Class A Common Stock. The TW Warrants are convertible into shares of Class A Common Stock at an exercise price of US$ 1.00 per share from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such Warrants prior to May 2, 2016, at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act. Time Warner has registration rights with respect to all its shares of Class A Common Stock now held or hereafter acquired by Time Warner.
We are party to an amended investor rights agreement (the “Investor Rights Agreement”) with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities.

Index

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
We cannot predict what effect, if any, the entry into trading of previously issued unregistered or restricted shares of Class A Common Stock will have on the market price of our shares. We may also issue additional shares of Class A Common Stock or securities convertible into our equity in the future. If more shares of our Class A Common Stock (or securities convertible into or exchangeable for shares of our Class A Common Stock) are issued to Time Warner, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of Time Warner may conflict with the interests of other investors.
Time Warner is able to exercise voting power in us with respect to 49.6% of our outstanding shares of Class A Common Stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the Warrants to Time Warner, the aggregate economic interest of Time Warner in us is approximately 75.1%, (without giving effect to the accretion of the Series B Preferred Stock after May 2, 2014). Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as controlling shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes and the drawdown of the 2017 Term Loan, Time Warner is, in addition to being our largest shareholder, is our largest secured creditor. Subject to certain exceptions provided for by the Trust Indenture Act that would apply to the 2017 PIK Notes that limit Time Warner’s voting rights as a holder of the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes or as a lender under the 2017 Term Loan and, when drawn, the 2017 Revolving Credit Facility. The 2017 Term Loan and the 2017 Revolving Credit Facility contain maintenance covenants and have more restrictive provisions, including in respect of certain and events of defaults, than equivalent provisions contained in the indenture governing the 2017 Fixed Rate Notes. As such, Time Warner may be in a position to determine whether to waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A Common Stock or other indebtedness.
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

Index

Item 6.    Exhibits

Exhibit Number	Description
3.01	Bye-laws of Central European Media Enterprises Ltd., as amended and restated on April 14, 2014.

3.02	Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on April 28, 2014.

4.01*
Second Supplemental Indenture, dated as of March 11, 2014, among CET 21 spol. s r.o., Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V., MARKIZA-SLOVAKIA, spol. s r.o. and Citibank, N.A., London Branch, as trustee, which supplements the Indenture, dated as of October 21, 2010, as supplemented by the First Supplement Indenture, dated as of December 18, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 14, 2014).

4.02*
Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.03*
Indenture, dated May 2, 2014, between Central European Media Enterprises Ltd. (as Issuer), Central European Media Enterprises N.V., CME Media Enterprises B.V. (as Guarantors) and Deutsche Bank Trust Company Americas (as Trustee, Paying Agent, Transfer Agent and Registrar) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.04*	Form of Warrant for Unit Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.05*	Form of Note for the New Notes (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.01*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 filed on February 28, 2014).

10.02*
Term Loan Facility Credit Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd. (as Borrower), Time Warner Inc. and Lenders party thereto from time to time (as Lender) and Time Warner Inc. (as Administrative Agent) (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-3 filed on February 28, 2014).

10.03*
Standby Purchase Agreement, dated as of March 24, 2014, between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2014).

10.04*
Revolving Loan Facility Credit Agreement, dated May 2, 2014, among Central European Media Enterprises Ltd. (as Borrower), Time Warner Inc. and Lenders party thereto from time to time (as Lender) and Time Warner Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.05*
Deed of Amendment, dated as of May 2, 2014, to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.06*
Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties party thereto (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.07*
Private Unit Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2014).

Index

10.08*
Initial Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.09*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.10*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.11*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.12*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.13*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Term Loan Credit Facility Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.14*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Term Loan Credit Facility Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on May 5, 2014).

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

Date:	May 7, 2014	/s/ David Sturgeon David Sturgeon Acting Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
3.01	Bye-laws of Central European Media Enterprises Ltd., as amended and restated on April 14, 2014.

3.02	Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on April 28, 2014.

4.01*
Second Supplemental Indenture, dated as of March 11, 2014, among CET 21 spol. s r.o., Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., CME Investments B.V., CME Slovak Holdings B.V., MARKIZA-SLOVAKIA, spol. s r.o. and Citibank, N.A., London Branch, as trustee, which supplements the Indenture, dated as of October 21, 2010, as supplemented by the First Supplement Indenture, dated as of December 18, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 14, 2014).

4.02*
Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.03*
Indenture, dated May 2, 2014, between Central European Media Enterprises Ltd. (as Issuer), Central European Media Enterprises N.V., CME Media Enterprises B.V. (as Guarantors) and Deutsche Bank Trust Company Americas (as Trustee, Paying Agent, Transfer Agent and Registrar) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.04*	Form of Warrant for Unit Warrants (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 5, 2014).

4.05*	Form of Note for the New Notes (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.01*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 filed on February 28, 2014).

10.02*
Term Loan Facility Credit Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd. (as Borrower), Time Warner Inc. and Lenders party thereto from time to time (as Lender) and Time Warner Inc. (as Administrative Agent) (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-3 filed on February 28, 2014).

10.03*
Standby Purchase Agreement, dated as of March 24, 2014, between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2014).

10.04*
Revolving Loan Facility Credit Agreement, dated May 2, 2014, among Central European Media Enterprises Ltd. (as Borrower), Time Warner Inc. and Lenders party thereto from time to time (as Lender) and Time Warner Inc. (as Administrative Agent) (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.05*
Deed of Amendment, dated as of May 2, 2014, to the Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.06*
Intercreditor Agreement dated July 21, 2006, as amended, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties party thereto (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.07*
Private Unit Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2014).

Index

10.08*
Initial Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.09*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.10*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.11*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.12*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.13*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Term Loan Credit Facility Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on May 5, 2014).

10.14*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Term Loan Credit Facility Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on May 5, 2014).

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