Form 10-Q
period 2014-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2014-07-30
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2014
Class A Common Stock, par value $0.08	135,306,097

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2014

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$87,824	$103,624
Accounts receivable, net (Note 7)	190,699	174,081
Program rights, net (Note 6)	132,808	109,238
Other current assets (Note 8)	43,293	45,182
Assets held for sale (Note 3)	1,418	22,661
Total current assets	456,042	454,786
Non-current assets
Property, plant and equipment, net (Note 9)	189,281	198,292
Program rights, net (Note 6)	260,411	288,344
Goodwill (Note 4)	777,147	782,870
Broadcast licenses and other intangible assets, net (Note 4)	215,171	223,815
Other non-current assets (Note 8)	63,084	13,766
Total non-current assets	1,505,094	1,507,087
Total assets	$1,961,136	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$264,571	$290,377
Current portion of long-term debt and other financing arrangements (Note 5)	1,479	2,111
Other current liabilities (Note 11)	41,686	16,629
Liabilities held for sale (Note 3)	1,418	7,105
Total current liabilities	309,154	316,222
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	826,277	962,943
Other non-current liabilities (Note 11)	44,723	33,817
Total non-current liabilities	871,000	996,760
Commitments and contingencies (Note 20)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2013 - 200,000) (Note 13)	215,693	207,890
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2013 – one)	—	—
135,289,389 shares of Class A Common Stock of $0.08 each (December 31, 2013 – 134,837,442)	10,823	10,787
Nil shares of Class B Common Stock of $0.08 each (December 31, 2013 – nil)	—	—
Additional paid-in capital	1,936,394	1,704,066
Accumulated deficit	(1,363,269)	(1,262,916)
Accumulated other comprehensive loss	(18,827)	(11,829)
Total CME Ltd. shareholders’ equity	565,121	440,108
Noncontrolling interests	168	893
Total equity	565,289	441,001
Total liabilities and equity	$1,961,136	$1,961,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$204,870	$175,566	$356,107	$306,226
Operating expenses:
Content costs	93,913	96,736	182,853	185,910
Other operating costs	29,668	32,016	56,770	61,793
Depreciation of property, plant and equipment	8,877	8,902	17,595	19,073
Amortization of broadcast licenses and other intangibles (Note 4)	3,231	3,649	6,511	7,627
Cost of revenues	135,689	141,303	263,729	274,403
Selling, general and administrative expenses	43,688	34,161	75,829	66,579
Restructuring costs (Note 15)	2,920	4,698	8,286	4,698
Operating income / (loss)	22,573	(4,596)	8,263	(39,454)
Interest income	149	180	295	413
Interest expense (Note 16)	(39,098)	(31,179)	(67,009)	(63,186)
Loss on extinguishment of debt (Note 5)	(24,161)	(23,115)	(24,161)	(23,115)
Foreign currency exchange gain / (loss), net	26	15,047	(392)	(34,805)
Change in fair value of derivatives (Note 12)	2,361	—	2,311	104
Other expense, net	(1,775)	(412)	(1,768)	(425)
Loss from continuing operations before tax	(39,925)	(44,075)	(82,461)	(160,468)
(Provision) / credit for income taxes	(2,487)	3,332	(290)	11,313
Loss from continuing operations	(42,412)	(40,743)	(82,751)	(149,155)
Loss from discontinued operations, net of tax (Note 3)	(10,095)	(350)	(18,388)	(896)
Net loss	(52,507)	(41,093)	(101,139)	(150,051)
Net loss attributable to noncontrolling interests	69	131	786	813
Net loss attributable to CME Ltd.	$(52,438)	$(40,962)	$(100,353)	$(149,238)

Net loss	$(52,507)	$(41,093)	$(101,139)	$(150,051)
Currency translation adjustment	(8,308)	(11,407)	(6,937)	(8,944)
Comprehensive loss	(60,815)	(52,500)	(108,076)	(158,995)
Comprehensive loss attributable to noncontrolling interests	5	225	725	764
Comprehensive loss attributable to CME Ltd.	$(60,810)	$(52,275)	$(107,351)	$(158,231)

PER SHARE DATA (Note 18):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.29)	$(0.33)	$(0.56)	$(1.41)
Continuing operations attributable to CME Ltd. - Diluted	$(0.29)	$(0.33)	$(0.56)	$(1.41)
Discontinued operations attributable to CME Ltd. - Basic	$(0.07)	$(0.01)	$(0.13)	$(0.01)
Discontinued operations attributable to CME Ltd. - Diluted	$(0.07)	$(0.01)	$(0.13)	$(0.01)
Net loss attributable to CME Ltd. – Basic	$(0.36)	$(0.34)	$(0.69)	$(1.42)
Net loss attributable to CME Ltd. – Diluted	$(0.36)	$(0.34)	$(0.69)	$(1.42)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,455	122,115	146,410	105,349
Diluted	146,455	122,115	146,410	105,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	581	—	—	—	581
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock-based compensation	—	—	451,947	36	—	—	(36)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(7,803)	—	—	—	(7,803)
Net loss	—	—	—	—	—	—	—	(100,353)	—	(786)	(101,139)
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,998)	61	(6,937)
BALANCE June 30, 2014	1	$—	135,289,389	$10,823	—	$—	$1,936,394	$(1,363,269)	$(18,827)	$168	$565,289

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	2,180	—	—	—	2,180
Share issuance, net	—	—	57,132,931	4,571	—	—	147,125	—	—	—	151,696
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Share issuance, stock-based compensation	—	—	120,125	10	—	—	(10)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(247)	—	—	—	(247)
Dividends	—	—	—	—	—	—	—	—	—	(446)	(446)
Net loss	—	—	—	—	—	—	—	(149,238)	—	(813)	(150,051)
Currency translation adjustment	—	—	—	—	—	—	—	—	(8,993)	49	(8,944)
BALANCE June 30, 2013	1	$—	134,438,185	$10,755	—	$—	$1,708,050	$(1,134,503)	$37,157	$3,996	$625,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,139)	$(150,051)
Adjustments to reconcile net loss to net cash generated from / (used in) continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	18,388	896
Amortization of program rights	177,586	180,803
Depreciation and other amortization	40,639	32,513
Loss on extinguishment of debt (Note 5)	24,161	23,115
Loss / (gain) on disposal of fixed assets	1,069	(26)
Stock-based compensation (Note 17)	581	2,180
Change in fair value of derivatives (Note 12)	—	(104)
Foreign currency exchange (gain) / loss, net	(2,467)	34,805
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	(17,237)	11,549
Accounts payable and accrued liabilities	187	2,329
Program rights	(176,446)	(167,421)
Other assets	1,934	(511)
Accrued interest	(3,136)	(9,188)
Income taxes payable	(61)	(3,653)
Deferred revenue	14,799	15,726
Deferred taxes	12	(11,177)
VAT and other taxes payable	4,214	965
Net cash used in continuing operating activities	$(16,916)	$(37,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(14,199)	$(14,808)
Disposal of property, plant and equipment	145	264
Net cash used in continuing investing activities	$(14,054)	$(14,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Debt	221,374	—
Repayments of Senior Debt	$(400,673)	$(310,322)
Debt transaction costs	(12,592)	(785)
Change in restricted cash	—	20,467
Proceeds from credit facilities	16,801	377
Payment of credit facilities and capital leases	(749)	(876)
Issuance of common stock	—	157,116
Issuance of common stock warrants	191,825	—
Issuance of preferred stock	—	200,000
Equity issuance costs	—	(4,322)
Dividends paid to holders of noncontrolling interests	(46)	(184)
Net cash provided by continuing financing activities	$15,940	$61,471

Net cash used in discontinued operations - operating activities	(645)	(1,053)
Net cash (used in) / provided by discontinued operations - financing activities	(107)	67

Impact of exchange rate fluctuations on cash and cash equivalents	(18)	(3,477)
Net (decrease) / increase in cash and cash equivalents	$(15,800)	$5,214
CASH AND CASH EQUIVALENTS, beginning of period	103,624	138,679
CASH AND CASH EQUIVALENTS, end of period	$87,824	$143,893

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$7,803	$247
Interest paid in-kind	727	—
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
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 33 television channels. Each country also develops and produces content for their television channels and we license content to third parties. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
During the first quarter of 2014, we concluded a comprehensive review of the future benefit of program rights and of the appropriateness of our program rights policy. We perform our review on a triennial basis or when events occur or circumstances change that would so require. This triennial review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for acquired program rights with an estimated two or three runs was still appropriate. However, we estimate that the first run of our own-produced program rights library will generate more value relative to subsequent runs than our previous estimate. As a result, the prospective change in estimate had following impacts on results for three and six months ended June 30, 2014:

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Increase in content costs	$3,110	$5,810
Increase in loss from continuing operations	3,110	5,810
Increase in net loss attributable to CME Ltd.	3,110	5,810

PER SHARE DATA:
Increase in loss from continuing operations - basic and diluted	$0.02	$0.04
Increase in net loss attributable to CME Ltd. - basic and diluted	$0.02	$0.04
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
Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses. In 2013, we expressed our commitment to focusing on our core broadcasting assets and seeking alternatives, including potential divestiture, of our non-core assets. We continue to assess the status of our non-core assets and if we ultimately divest these assets, it is possible that we may recognize losses on their disposal, which may be material.
Fair Value Estimates
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, including the Initial Warrants and the Unit Warrants (see Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"), we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 12, "Financial Instruments and Fair Value Measurements").
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
There are no accounting pronouncements adopted in the current period that are expected to have an impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Issued
In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance which is intended to change the requirements for reporting discontinued operations. Upon adoption of the guidance, the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance is effective for all disposals that occur subsequent to January 1, 2015. The adoption of this guidance may impact how we present and disclose discontinued operations in our condensed consolidated financial statements.
In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the fiscal year beginning January 1, 2017. The Company is currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Bontonfilm
In the first quarter of 2014, we committed to a plan to sell Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit. We classified Bontonfilm as held for sale in our condensed consolidated balance sheets and as a discontinued operation in our condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented. On June 6, 2014, we completed the sale of Bontonfilm. The proceeds from the sale were not material.
Pro Video
In the second quarter of 2014, we committed to a plan to sell Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in Romania and Hungary, respectively, both of which are components of our Romania reporting unit. We met the criteria to classify these businesses as held for sale in our condensed consolidated balance sheets. In addition, as the expected continuing cash flows and continuing involvement will not be significant, we classified these businesses as discontinued operations in our condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Assets held for sale
Cash and cash equivalents	$580	$1,372
Accounts receivable, net	3,242	10,496
Inventory	2,340	5,863
Other assets	2,309	4,930
Total assets held for sale	8,471	22,661
Fair value adjustment	(7,053)	—
Assets held for sale, net	$1,418	$22,661

Liabilities held for sale
Accounts payable and accrued liabilities	$1,356	$6,029
Other liabilities	62	1,076
Total liabilities held for sale	$1,418	$7,105
Loss from discontinued operations, net of taxes, comprised the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$3,026	$4,684	$8,403	$11,061

Loss from discontinued operations before income taxes	(1,296)	(1,107)	(1,923)	(1,352)
Credit for income taxes	111	757	31	456
Loss from discontinued operations, net of taxes, before loss on sale	(1,185)	(350)	(1,892)	(896)
Loss on sale of divested businesses, net of taxes (1)	(8,910)	—	(16,496)	—
Loss from discontinued operations, net of taxes	$(10,095)	$(350)	$(18,388)	$(896)

(1)	Amount includes the loss on the sale of Bontonfilm and the fair value adjustment required to measure assets held for sale at fair value less costs to sell of our Pro Video businesses.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2014 and December 31, 2013 is summarized as follows:

	Gross Balance, December 31, 2013	Accumulated Impairment Losses	Balance, December 31, 2013	Foreign Currency	Balance, June 30, 2014	Accumulated Impairment Losses	Gross Balance, June 30, 2014
Bulgaria	$179,609	$(144,639)	$34,970	$(317)	$34,653	$(144,639)	$179,292
Croatia	11,149	(10,454)	695	(39)	656	(10,454)	11,110
Czech Republic	876,447	(287,545)	588,902	(6,027)	582,875	(287,545)	870,420
Romania	109,028	(11,028)	98,000	1,242	99,242	(11,028)	110,270
Slovak Republic	60,303	—	60,303	(582)	59,721	—	59,721
Slovenia	19,400	(19,400)	—	—	—	(19,400)	19,400
Total	$1,255,936	$(473,066)	$782,870	$(5,723)	$777,147	$(473,066)	$1,250,213
Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at June 30, 2014 and December 31, 2013 are summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
BALANCE December 31, 2013	$112,477	$97,807	$12,042	$1,489	$223,815
Amortization	—	(4,385)	(1,957)	(169)	(6,511)
Disposal	—	—	—	(726)	(726)
Foreign currency movements	(411)	(982)	(60)	46	(1,407)
BALANCE June 30, 2014	$112,066	$92,440	$10,025	$640	$215,171
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
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Gross value	$314,488	$318,600
Accumulated amortization	(211,383)	(207,262)
Net book value of amortized intangible assets	103,105	111,338
Indefinite-lived trademarks	112,066	112,477
Total broadcast licenses and other intangible assets, net	$215,171	$223,815
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2014	December 31, 2013
Senior debt	$802,517	$956,956
Total credit facilities and capital leases	25,239	8,098
Total long-term debt and other financing arrangements	827,756	965,054
Less: current maturities	(1,479)	(2,111)
Total non-current long-term debt and other financing arrangements	$826,277	$962,943

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
On May 2, 2014, we issued and sold 4,000,000 units in the Rights Offering and related financing transactions for gross proceeds of US$ 400.0 million. Time Warner and TW Investor purchased 3,377,476 of the units, including 581,533 units in a private placement to Time Warner conducted contemporaneously with the Rights Offering and 566,299 units purchased by Time Warner in a private placement pursuant to a backstop it provided for the Rights Offering. Each unit consisted of (i) a 2017 PIK Note (as defined below) in the original principal amount of US$ 100.00 and (ii) 21 unit warrants (each, a "Unit Warrant"), with each Unit Warrant entitling a holder to purchase one share of our Class A common stock for US$ 1.00 per share. We issued US$ 400.0 million in aggregate original principal amount of 2017 PIK Notes (as defined below) and 84,000,000 Unit Warrants in the Rights Offering and related financing transactions. Concurrently with the closing of the Rights Offering and pursuant to a term loan credit agreement between us and Time Warner (the "2017 Term Loan Agreement"), Time Warner funded the 2017 Term Loan (as defined below). In addition, at the closing of the Rights Offering, we entered into an agreement with Time Warner for a revolving credit facility in the aggregate principal amount of US$ 115.0 million that will mature on December 1, 2017 (the “2017 Revolving Credit Facility”). In connection with these transactions, we issued Time Warner and TW Investor warrants to purchase 30,000,000 shares of Class A common stock (the "Initial Warrants") with substantially the same terms as the Unit Warrants.
We applied the net proceeds of the Rights Offering and related financing transactions and a portion of the 2017 Term Loan to discharge the indenture governing the 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million, at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million, at transaction date exchange rates), respectively. We recognized a loss on extinguishment of the 2016 Fixed Rate Notes of US$ 24.2 million during the three months ended June 30, 2014.
Overview

	Principal Amount of Liability Component	Unamortized (Discount) / Premium	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(14,783)	$246,251	$11,907
2017 Fixed Rate Notes	327,790	4,910	332,700	—
2017 PIK Notes (1)	400,000	(176,434)	223,566	178,626
2017 Term Loan (2) (3)	30,727	(13,051)	17,676	13,199
2017 Revolving Credit Facility (3)	—	—	—	50,596
Other credit facilities (4)	4,186	(560)	3,626	—
Total senior debt and credit facilities	$1,023,737	$(199,918)	$823,819

(1)
The 2017 PIK Notes were issued, along with the Unit Warrants, as a unit in the Rights Offering and related financing transactions. The equity component above represents the fair value ascribed to the Unit Warrants (see Note 14, "Equity"). The fair value is accounted for as a discount on the 2017 PIK Notes and is being amortized over the life of the 2017 PIK Notes using the effective interest method.

(2)
The original principal amount of the 2017 Term Loan was US$ 30.0 million. Amount presented represents original principal amount plus interest paid-in-kind by adding such amount to the outstanding principal amount.

(3)
The equity component of the 2017 Term Loan and 2017 Revolving Credit Facility above represents the fair value ascribed to the Initial Warrants (see Note 14, "Equity") based on the relative borrowing capacity of these facilities. The fair value is accounted for as a discount on the 2017 Term Loan, which is being amortized over the life of the 2017 Term Loan using the effective interest method; and as debt issuance costs for the 2017 Revolving Credit Facility, which are being amortized on a straight-line basis over the lives of the respective instruments.

(4)
The unamortized discount on the Other credit facilities represents the fair value adjustment recorded on issuance of the CNC loans (as defined and further described in item (e) under the heading 'Credit Facilities and Capital Lease Obligations' below).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Senior Debt
Our senior debt comprised the following as at June 30, 2014 and December 31, 2013:

	Carrying Amount
	June 30, 2014	December 31, 2013
2015 Convertible Notes	$246,251	$241,193
2016 Fixed Rate Notes	—	379,182
2017 Fixed Rate Notes	332,700	336,581
2017 PIK Notes	223,566	—
	$802,517	$956,956
Convertible Notes
2015 Convertible Notes
As at June 30, 2014, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”), outstanding was US$ 261.0 million.
Interest is payable semi-annually in arrears on each May 15 and November 15. The 2015 Convertible Notes mature on November 15, 2015. The fair value of the liability component of the 2015 Convertible Notes as at June 30, 2014 of US$ 258.0 million (December 31, 2013: US$ 237.0 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2015 Convertible Notes are secured senior obligations and rank pari passu with all existing and future senior indebtedness and are effectively subordinated to all existing and future indebtedness of our subsidiaries. The amounts outstanding are jointly and severally guaranteed by Central European Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by a pledge of shares of those companies.
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2014, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2013	$261,034	$(19,841)	$241,193	$11,907
Amortization of debt issuance discount	—	5,058	5,058	—
BALANCE June 30, 2014	$261,034	$(14,783)	$246,251	$11,907
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
Fixed Rate Notes
2017 Fixed Rate Notes
As at June 30, 2014, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes") outstanding was EUR 240.0 million (approximately US$ 327.8 million).
Interest is payable semi-annually in arrears on each May 1 and November 1. The 2017 Fixed Rate Notes mature on November 1, 2017. The fair value of the 2017 Fixed Rate Notes as at June 30, 2014 of US$ 345.8 million (December 31, 2013: US$ 344.2 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

In the first quarter of 2014, our wholly-owned subsidiary CET 21 spol. s r.o. ("CET 21") solicited and received consents from holders of the 2017 Fixed Rate Notes. We solicited consent to certain amendments to the indenture governing the 2017 Fixed Rate Notes to permit the financing transaction described above. We paid a consent fee to holders of the 2017 Fixed Rate Notes of EUR 0.6 million (US$ 0.8 million at the transaction date), which is being amortized over the life of the 2017 Fixed Rate Notes using the straight-line method, which approximates the effective interest method.
The 2017 Fixed Rate Notes are secured senior obligations of CET 21. The 2017 Fixed Rate Notes rank pari passu with all existing and future senior indebtedness of CET 21 and are effectively subordinated to all existing and future indebtedness of our other subsidiaries. The amounts outstanding are jointly and severally guaranteed by CME Ltd. and by our wholly-owned subsidiaries CME NV, CME BV, CME Investments B.V., CME Slovak Holdings B.V. (“CME SH”) and MARKÍZA-SLOVAKIA, spol. s r.o. (“Markiza”) and are secured by a pledge of the shares of CME NV, CME BV, CET 21 and CME SH, as well as an assignment of certain contractual rights. The terms of the 2017 Fixed Rate Notes restrict the manner in which the Company’s and CET 21’s business is conducted, including the incurrence of additional indebtedness, the making of investments, the payment of dividends or the making of other distributions, entering into certain affiliate transactions and the sale of assets.
In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; or (iii) there is a specified change in the composition of a majority of our Board of Directors; and (B) on the 60th day following any such change of control the rating of the 2017 Fixed Rate Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2017 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2017 Fixed Rate Notes plus accrued and unpaid interest to the date of purchase.
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
2017 PIK Notes
As at June 30, 2014, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 400.0 million. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2014, which the Company must pay in-kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in-kind. The 2017 PIK Notes mature on December 1, 2017. Due to the proximity of the issuance of the 2017 PIK Notes to June 30, 2014, and the lack of available subsequent trading information, we are not aware of any evidence that indicates the fair value is substantially different than the carrying value of the 2017 PIK Notes as at June 30, 2014. This measurement of estimated fair value uses Level 3 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 PIK Notes are senior secured obligations of CME, and are jointly and severally guaranteed by CME NV and CME BV and are secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The terms of the 2017 PIK Notes contain limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, and make certain investments.
In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; (iii) there is a specified change in the composition of a majority of our Board of Directors; or (iv) the adoption by our shareholders of a plan to liquidate; and (B) on the 60th day following any such change of control the rating of the 2017 PIK Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2017 Fixed Rate Notes at a purchase price in cash equal to 101.0% of the principal amount of the 2017 PIK Notes plus accrued and unpaid interest to the date of purchase.
The 2017 PIK Notes are redeemable at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at June 30, 2014.
Indenture Covenants
Under the terms of the indentures governing the 2017 Fixed Rate Notes and the 2017 PIK Notes, we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense of CME Ltd. and its Restricted Subsidiaries (as each is defined in the respective indentures) is less than 2.0 times. In addition, under the indenture governing the 2017 Fixed Rate Notes, CET 21 and its subsidiaries are restricted from incurring indebtedness if the ratio of Consolidated Indebtedness to Consolidated EBITDA of CET 21 and its Restricted Subsidiaries (as each is defined therein) would exceed 2.25 times.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at June 30, 2014 and December 31, 2013:

		June 30, 2014	December 31, 2013
2017 Term Loan	(a)	$17,676	$—
2017 Revolving Credit Facility	(b)	—	—
Credit facilities	(c) – (e)	3,626	3,755
Capital leases		3,937	4,343
Total credit facilities and capital leases		25,239	8,098
Less: current maturities		(1,479)	(2,111)
Total non-current credit facilities and capital leases		$23,760	$5,987

(a)
As at June 30, 2014, the principal amount outstanding of the 15.0% term loan facility due 2017 (the "2017 Term Loan") was US$ 30.7 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount plus interest for which we made an election to pay in-kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in-kind. The 2017 Term Loan matures on December 1, 2017.

The 2017 Term Loan is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The terms of the 2017 Term Loan contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The 2017 Term Loan also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has more restrictive provisions, including in respect of certain events of defaults, than corresponding provisions contained in the indenture governing the 2017 Fixed Rate Notes and the 2017 PIK Notes.
Under the terms of the 2017 Term Loan, we are permitted to prepay the 2017 Term Loan in whole, but not in part, subject to the concurrent repayment and discharge of the 2017 PIK Notes.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at June 30, 2014.

(b)
As at June 30, 2014, we had no drawings outstanding under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 13.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 14.0%, which the Company may pay in cash or in-kind by adding such accrued interest to the applicable principal amount drawn under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility matures on December 1, 2017.

The 2017 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants are substantially the same as under the 2017 Term Loan.
Each borrowing under the 2017 Revolving Credit Facility must be in integral multiples of US$ 1.0 million and not less than US$ 20.0 million. The 2017 Revolving Credit Facility permits prepayment at our option in whole or in part.

(c)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2014, we had deposits of US$ 30.0 million in and drawings of US$ 0.3 million on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2013, we had deposits of US$ 21.8 million in and drawings of US$ 0.8 million on the BMG cash pool.

(d)
As at June 30, 2014 and December 31, 2013, there were no drawings outstanding under a CZK 910.0 million (approximately US$ 45.3 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 910.0 million (approximately US$ 45.3 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e)
At June 30, 2014, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.9 million) (December 31, 2013, RON 12.5 million, approximately US$ 3.9 million based on June 30, 2014 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At June 30, 2014, we had 15 loans outstanding with the CNC with maturity dates ranging from 2014 to 2024. The carrying amounts at June 30, 2014 and December 31, 2013 are net of a fair value adjustment of US$ 0.6 million and US$ 0.6 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At June 30, 2014, the maturity of our senior debt and credit facilities was as follows:

2014	$571
2015	261,034
2016	—
2017	758,682
2018	528
2019 and thereafter	2,922
Total senior debt and credit facilities	1,023,737
Net discount	(199,918)
Carrying amount of senior debt and credit facilities	$823,819
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2014:

2014	$633
2015	1,126
2016	890
2017	715
2018	386
2019 and thereafter	463
Total undiscounted payments	4,213
Less: amount representing interest	(276)
Present value of net minimum lease payments	$3,937

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Program rights:
Acquired program rights, net of amortization	$280,010	$266,352
Less: current portion of acquired program rights	(132,808)	(109,238)
Total non-current acquired program rights	147,202	157,114
Produced program rights – Feature Films:
Released, net of amortization	6,805	6,529
Completed and not released	647	550
In production	169	1,600
Development and pre-production	899	804
Produced program rights – Television Programs:
Released, net of amortization	74,080	76,984
Completed and not released	7,956	24,755
In production	18,587	17,109
Development and pre-production	4,066	2,899
Total produced program rights	113,209	131,230
Total non-current acquired program rights and produced program rights	$260,411	$288,344
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Unrelated customers	$206,789	$189,082
Less: allowance for bad debts and credit notes	(16,159)	(16,191)
Related parties	537	1,479
Less: allowance for bad debts and credit notes	(468)	(289)
Total accounts receivable	$190,699	$174,081
At June 30, 2014, there were CZK 324.8 million (approximately US$ 16.2 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.7 million based on June 30, 2014 rates) of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Current:
Prepaid acquired programming	$22,422	$22,566
Other prepaid expenses	7,026	6,617
Deferred tax	6,132	1,483
VAT recoverable	2,452	4,465
Inventory	910	617
Income taxes recoverable	3,199	3,236
Restricted cash	202	606
Other	950	5,592
Total other current assets	$43,293	$45,182

	June 30, 2014	December 31, 2013
Non-current:
Capitalized debt costs	$59,358	$9,272
Deferred tax	776	829
Other	2,950	3,665
Total other non-current assets	$63,084	$13,766
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method. The increase in capitalized debt costs from December 31, 2013 is primarily due to the issuance of the Initial Warrants pursuant to the Framework Agreement, a portion of which are accounted for as capitalized debt costs related to the 2017 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land and buildings	$176,696	$174,144
Machinery, fixtures and equipment	217,643	214,066
Other equipment	43,641	42,680
Software licenses	63,238	60,114
Construction in progress	7,619	11,836
Total cost	508,837	502,840
Less: Accumulated depreciation	(319,556)	(304,548)
Total net book value	$189,281	$198,292

Assets held under capital leases (included in the above)
Land and buildings	$4,726	$4,778
Machinery, fixtures and equipment	3,502	4,740
Total cost	8,228	9,518
Less: Accumulated depreciation	(3,026)	(3,741)
Total net book value	$5,202	$5,777

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the six months ended June 30, 2014 and 2013 is comprised of:

	For the Six Months Ended June 30,
	2014	2013
Opening balance	$198,292	$206,310
Additions	9,882	9,629
Disposals	(1,214)	(238)
Depreciation	(17,595)	(19,073)
Foreign currency movements	(84)	(4,021)
Ending balance	$189,281	$192,607
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accounts payable	$32,455	$54,645
Related party accounts payable	421	478
Programming liabilities	62,540	74,774
Related party programming liabilities	78,053	70,131
Duties and other taxes payable	14,382	12,200
Accrued staff costs	15,922	20,397
Accrued interest payable	6,589	19,516
Related party accrued interest payable	13	—
Income taxes payable	570	636
Accrued services and other supplies	42,801	28,465
Accrued professional fees	2,787	4,477
Authors’ rights	6,324	2,700
Other accrued liabilities	1,714	1,958
Total accounts payable and accrued liabilities	$264,571	$290,377

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Current:
Deferred revenue	$25,729	$10,973
Deferred tax	5,459	933
Restructuring provision (Note 15)	2,213	3,305
Legal provision (Note 20)	8,253	1,158
Other	32	260
Total other current liabilities	$41,686	$16,629

	June 30, 2014	December 31, 2013
Non-current:
Deferred tax	$31,322	$31,286
Programming liabilities	2,569	1,962
Related party programming liabilities	—	386
Accrued interest	1,530	—
Related party accrued interest	8,303	—
Other	999	183
Total other non-current liabilities	$44,723	$33,817
Non-current accrued interest and non-current related party accrued interest represents interest on the 2017 PIK Notes, which the Company must pay in-kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes.
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
The change in fair value of derivatives comprised the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Currency swap	$2,361	$—	$2,311	$—
Interest rate swap	—	—	—	104
Change in fair value of derivatives	$2,361	$—	$2,311	$104

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Foreign Currency Exchange Swap
On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the expected proceeds of the Rights Offering. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million on May 2, 2014, the maturity date. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the condensed consolidated statements of operations and comprehensive income. This instrument was allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instrument, were readily observable. We recognized a derivative gain of US$ 2.4 million on the maturity date.
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
On June 25, 2013, we issued and sold 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), to TW Investor, for an aggregate purchase price of US$ 200.0 million.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from the third anniversary of the date of issuance to pay cash to the holder in lieu of any further accretion. From the third anniversary of the date of issuance, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 2.42 at June 30, 2014, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2014 and 2013, we recognized accretion on the Series B Preferred Shares of US$ 4.0 million and US$ 7.8 million; and US$ 0.2 million and US$ 0.2 million respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2014 and December 31, 2013.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2014 and December 31, 2013. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2014 and December 31, 2013 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion three years from issuance and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 and 300,000,000 shares of Class A common stock were authorized as at June 30, 2014 and December 31, 2013, respectively, and 15,000,000 shares of Class B common stock were authorized as at June 30, 2014 and December 31, 2013. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135.3 million and 134.8 million shares of Class A common stock outstanding at June 30, 2014 and December 31, 2013, respectively, and no shares of Class B common stock outstanding at June 30, 2014 and December 31, 2013.
As at June 30, 2014, TW Investor owns 45.4% of the outstanding shares of Class A common stock and has a 49.6% voting interest in the Company due to its ownership of the Series A Preferred Share.
Common Stock Warrants
On May 2, 2014, we issued warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from the second anniversary of the issue date to the fourth anniversary of the issue date. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We utilized a Black-Scholes valuation model to determine the fair value of each warrant.The Black-Scholes valuation model uses subjective assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Changes in these assumptions could materially affect the estimated fair value. The Company determines the volatility assumption for these stock options using historical volatilities data from its traded Class A common stock. The expected term is estimated based on management's expectation of future exercises. The risk-free rate assumed in valuing the warrants is based on the U.S. Treasury yield curve at the grant date based on the expected term. The Company assumed a dividend rate of zero based on historical experience and expected dividends to be issued over the expected term. This measurement of estimated fair value uses Level 3 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
We determined the fair value of each warrant was US$ 2.1265 at the date of issuance. The warrants are classified in additional paid-in capital, a component of equity and are not subject to subsequent revaluation. The fair value of the Initial Warrants is accounted for as a discount on the 2017 Term Loan and as debt issuance costs for the 2017 Revolving Credit Facility. The fair value of the Unit Warrants is accounted for as a discount to the 2017 PIK Notes (see Note 5, "Long-term Debt and Other Financing Arrangements").
As at June 30, 2014, warrants to purchase up to 600,000 and 250,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share were also outstanding.
15.    RESTRUCTURING COSTS
Segment Reorganization Plan
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we incurred restructuring costs to reorganize our businesses through these geographic segments (the "Segment Reorganization Plan"). Actions under the Segment Reorganization Plan were completed as of December 31, 2013; and payments related to these actions were substantially complete by June 30, 2014.
2014 Initiatives
In 2014, we have undertaken further restructuring actions as our new segment management teams seek to optimize their cost base across all departments (the "2014 Initiatives"). We currently expect to incur total restructuring charges, primarily employee termination benefits, under the 2014 Initiatives of US$ 9.0 million, and expect to complete actions by the end of 2014.
Information relating to restructuring by type of cost is as follows:

	Segment Reorganization Plan			2014 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2013	$2,674	$631	$3,305	$—	$—	$—	$3,305
Costs incurred	—	—	—	8,781	65	8,846	8,846
Cash paid	(2,160)	(82)	(2,242)	(7,105)	(42)	(7,147)	(9,389)
Accrual reversal	—	(560)	(560)	—	—	—	(560)
Foreign currency movements	—	11	11	—	—	—	11
BALANCE June 30, 2014	$514	$—	$514	$1,676	$23	$1,699	$2,213
A summary of restructuring charges for the three and six months ended June 30, 2014 by operating segment is as follows:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total
Croatia	$—	$—	$—	$460	$59	$519
Czech Republic	901	—	901	—	—	—
Romania	1,976	—	1,976	—	—	—
Slovak Republic	39	4	43	204	—	204
Slovenia	—	—	—	412	—	412
Corporate	—	—	—	3,473	90	3,563
Total restructuring costs	$2,916	$4	$2,920	$4,549	$149	$4,698

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$3,317	$42	$—	$3,359	$—	$—	$—
Czech Republic	1,341	—	—	1,341	460	59	519
Romania	3,723	—	—	3,723	—	—	—
Slovak Republic	400	23	(560)	(137)	204	—	204
Slovenia	—	—	—	—	412	—	412
Corporate	—	—	—	—	3,473	90	3,563
Total restructuring costs	$8,781	$65	$(560)	$8,286	$4,549	$149	$4,698
16.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest on senior debt	$27,769	$28,193	$49,307	$57,088
Interest on capital leases and other financing arrangements	991	153	1,169	285
	28,760	28,346	50,476	57,373

Amortization of capitalized debt issuance costs	5,817	1,146	10,061	2,290
Amortization of debt issuance discount and premium, net	4,521	1,687	6,472	3,523
	10,338	2,833	16,533	5,813
Total interest expense	$39,098	$31,179	$67,009	$63,186
We paid cash interest of US$ 52.8 million and US$ 66.0 million during the six months ended June 30, 2014 and 2013, respectively.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$330	$1,186	$581	$2,180
Stock Options
A summary of option activity for the six months ended June 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	390,500	$27.26	1.40	$—
Forfeited	(109,500)	30.06
Expired	(116,000)	$19.88
Outstanding at June 30, 2014	165,000	$27.26	1.39	$—
Vested	165,000	27.26	1.39	—
Exercisable at June 30, 2014	165,000	$27.26	1.39	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2014 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2014. This amount changes based on the fair value of our Class A common stock. As at June 30, 2014, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units
Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of shares of our Class A common stock on the date of grant. For certain awards with market conditions for vesting, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.
The following table summarizes information about unvested RSUs as at June 30, 2014:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,017,622	$3.79
Granted	1,194,909	3.00
Vested	(535,168)	3.95
Forfeited	(118,468)	4.01
Unvested at June 30, 2014	1,558,895	$3.11
As at June 30, 2014, the intrinsic value of unvested RSUs was US$ 4.4 million. Total unrecognized compensation expense related to unvested RSUs as at June 30, 2014 was US$ 4.4 million and is expected to be recognized over a weighted-average period of 3.2 years.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to CME Ltd.
Net loss	$(52,438)	$(40,962)	$(100,353)	$(149,238)
Less: preferred dividend paid in-kind	3,959	247	7,803	247
Net loss attributable to CME Ltd. – Basic	$(56,397)	$(41,209)	$(108,156)	$(149,485)

Effect of dilutive securities
Preferred dividend paid in-kind	(3,959)	(247)	(7,803)	(247)
Net loss attributable to CME Ltd. – Diluted	$(52,438)	$(40,962)	$(100,353)	$(149,238)

Weighted average outstanding shares of common stock - basic (1)	146,455	122,115	146,410	105,349
Dilutive effect of employee stock options,RSUs and common stock warrants	—	—	—	—
Weighted average outstanding shares of common stock - diluted	146,455	122,115	146,410	105,349

Net loss per share:
Basic	$(0.36)	$(0.34)	$(0.69)	$(1.42)
Diluted	$(0.36)	$(0.34)	$(0.69)	$(1.42)

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

At June 30, 2014, 1,396,160 (December 31, 2013: 1,425,477) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to net income at June 30, 2014. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016.

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
We evaluate the performance of our segments based on net revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is determined as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2014 and 2013 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at June 30, 2014 and December 31, 2013 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Bulgaria	$23,912	$24,245	$43,188	$40,669
Croatia	19,470	17,796	32,967	29,889
Czech Republic	59,299	42,733	98,332	74,811
Romania	62,858	52,046	110,704	92,027
Slovak Republic	24,211	22,000	42,357	38,923
Slovenia	17,585	18,724	31,846	33,200
Intersegment revenues(1)	(2,465)	(1,978)	(3,287)	(3,293)
Total net revenues	$204,870	$175,566	$356,107	$306,226
(1)    Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Bulgaria	$5,634	$3,931	$2,888	$1,504
Croatia	4,858	4,176	5,527	3,569
Czech Republic	20,700	933	23,413	(5,950)
Romania	12,580	8,085	18,002	9,179
Slovak Republic	3,060	(556)	(102)	(4,124)
Slovenia	2,690	4,235	3,205	6,072
Elimination	(102)	380	276	400
Total operating segments	49,420	21,184	53,209	10,650
Corporate	(7,841)	(13,229)	(13,942)	(23,404)
Total OIBDA	$41,579	$7,955	$39,267	$(12,754)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Reconciliation to condensed consolidated statements of operations and comprehensive income:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total OIBDA	$41,579	$7,955	$39,267	$(12,754)
Depreciation of property, plant and equipment	(8,877)	(8,902)	(17,595)	(19,073)
Amortization of intangible assets	(3,231)	(3,649)	(6,511)	(7,627)
Other items (1)	(6,898)	—	(6,898)	—
Operating income / (loss)	22,573	(4,596)	8,263	(39,454)
Interest expense, net	(38,949)	(30,999)	(66,714)	(62,773)
Loss on extinguishment of debt (Note 5)	(24,161)	(23,115)	(24,161)	(23,115)
Foreign currency exchange gain / (loss), net	26	15,047	(392)	(34,805)
Change in fair value of derivatives	2,361	—	2,311	104
Other expense, net	(1,775)	(412)	(1,768)	(425)
(Provision) / credit for income taxes	(2,487)	3,332	(290)	11,313
Loss from discontinued operations, net of tax	(10,095)	(350)	(18,388)	(896)
Net loss	$(52,507)	$(41,093)	$(101,139)	$(150,051)
(1) Other items for the three and six months ended June 30, 2014 is comprised of a fine the competition agency in Slovenia is seeking to impose which was accrued in the second quarter of 2014 (see Note 20, "Commitments and Contingencies").

Total assets(1):	June 30, 2014	December 31, 2013
Bulgaria	$170,225	$172,189
Croatia	74,687	72,301
Czech Republic	924,866	920,630
Romania	443,691	452,876
Slovak Republic	156,583	150,562
Slovenia	90,861	99,619
Total operating segments	1,860,913	1,868,177
Corporate	98,805	71,035
Assets held for sale	1,418	22,661
Total assets	$1,961,136	$1,961,873
(1)    Segment assets exclude any intercompany balances.

Capital Expenditures:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Bulgaria	$555	$356	$1,078	$650
Croatia	382	232	847	734
Czech Republic	742	915	5,364	5,590
Romania	1,413	746	2,212	2,178
Slovak Republic	137	571	930	988
Slovenia	930	695	1,714	2,224
Total operating segments	4,159	3,515	12,145	12,364
Corporate	1,089	1,055	2,054	2,444
Total capital expenditures	$5,248	$4,570	$14,199	$14,808

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets(1):	June 30, 2014	December 31, 2013
Bulgaria	$13,565	$13,742
Croatia	5,326	6,234
Czech Republic	44,944	47,683
Romania	79,115	81,111
Slovak Republic	18,441	20,299
Slovenia	18,901	20,226
Total operating segments	180,292	189,295
Corporate	8,989	8,997
Total long-lived assets	$189,281	$198,292
(1) Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Television advertising	$161,612	$140,763	$275,000	$243,146
Carriage fees and subscriptions	21,095	13,645	40,921	26,691
Other	22,163	21,158	40,186	36,389
Total net revenues	$204,870	$175,566	$356,107	$306,226
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2014, we had total commitments of US$ 229.5 million (December 31, 2013: US$ 253.6 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2014	$45,211	$14,585	$2,926	$3,535
2015	76,610	18,906	3,702	1,057
2016	64,208	12,268	2,438	—
2017	28,171	6,432	1,756	—
2018	12,662	3,920	1,389	—
2019 and thereafter	2,629	1,466	8,730	—
Total	$229,491	$57,577	$20,941	$4,592
b) Factoring of Trade Receivables
CET 21 has a CZK 910 million (approximately US$ 45.3 million) factoring framework agreement with FCS. Under this facility up to CZK 910 million (approximately US$ 45.3 million) may be factored on a recourse or non-recourse basis. As at June 30, 2014, there were CZK 324.8 million (approximately US$ 16.2 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.7 million at June 30, 2014 rates), of receivables subject to the factoring framework agreement.
c) Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. If consummated, we would own 90.0% of our Bulgaria operations.
Contingencies
a) Litigation
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations, including the proceeding described below.  We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. In May 2014, Pro Plus received notice that the CPA commenced a proceeding regarding the imposition of a fine. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million (approximately US$ 6.9 million). Pro Plus intends to appeal the decision. No fine is payable during the pendency of such an appeal. As at June 30, 2014, we have accrued the full amount of the fine in other current liabilities in our condensed consolidated balance sheet.
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
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.6% voting interest in CME Ltd. as at June 30, 2014, as material related party transactions.
Related Party Transactions
Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Purchases of programming	$4,069	$20,611	$10,787	$35,156
Sales	14	19	18	60
Interest expense	18,501	—	18,501	—

	June 30, 2014	December 31, 2013
Programming liabilities	$78,053	$70,371
Other accounts payable and accrued liabilities	364	—
Accounts receivable, gross	185	168
Long-term debt and other financing arrangements (1)	206,448	—
Accrued interest payable (2)	8,316	—

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts drawn on the 2017 Term Loan, less respective issuance discounts, plus interest for which we made an election to pay in-kind.

(2)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner and the outstanding balance of the 2017 Term Loan which the Company may elect to pay in cash or in-kind.

22.    GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", our 100% owned subsidiaries, CME NV and CME BV (collectively, the "Guarantor Subsidiaries"), have agreed to fully and unconditionally, and jointly and severally, guarantee (the “Guarantees”), the 2017 PIK Notes. The Guarantor Subsidiaries are subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the SEC. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are presented separately from CME Ltd. (the “Parent Issuer”) and the Guarantor Subsidiaries in the condensed consolidating financial statements presented below.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at June 30, 2014 and 2013, and for the three and six months ended June 30, 2014 and 2013:
Condensed Consolidating Balance Sheets as at June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,522	$841	$77,461	$—	$87,824
Accounts receivable, net	—	—	190,699	—	190,699
Program rights, net	—	—	132,808	—	132,808
Other current assets	542	312	42,439	—	43,293
Assets held for sale	—	—	1,418	—	1,418
Intercompany current assets	18,905	884	49,854	(69,643)	—
Total current assets	28,969	2,037	494,679	(69,643)	456,042
Non-current assets
Investments in subsidiaries	—	545,072	—	(545,072)	—
Property, plant and equipment, net	—	—	189,281	—	189,281
Program rights, net	—	—	260,411	—	260,411
Goodwill	—	—	777,147	—	777,147
Broadcast licenses and other intangible assets, net	—	—	215,171	—	215,171
Other non-current assets	52,534	—	10,550	—	63,084
Intercompany non-current assets	1,618,263	312,858	20,628	(1,951,749)	—
Total non-current assets	1,670,797	857,930	1,473,188	(2,496,821)	1,505,094
Total assets	$1,699,766	$859,967	$1,967,867	$(2,566,464)	$1,961,136

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,399	$239	$260,933	$—	$264,571
Current portion of long-term debt and other financing arrangements	—	—	1,479	—	1,479
Other current liabilities	469	—	41,217	—	41,686
Liabilities held for sale	—	—	1,418	—	1,418
Intercompany current liabilities	8,330	42,408	18,905	(69,643)	—
Total current liabilities	12,198	42,647	323,952	(69,643)	309,154
Non-current liabilities
Deficiency in excess of investments in subsidiaries	95,853	—	—	(95,853)	—
Long-term debt and other financing arrangements	487,493	—	338,784	—	826,277
Other non-current liabilities	9,833	—	34,890	—	44,723
Intercompany non-current liabilities	313,407	1,638,342	—	(1,951,749)	—
Total non-current liabilities	906,586	1,638,342	373,674	(2,047,602)	871,000
Temporary equity	215,693	—	—	—	215,693
Total equity / (deficit)	565,289	(821,022)	1,270,241	(449,219)	565,289
Total liabilities and equity	$1,699,766	$859,967	$1,967,867	$(2,566,464)	$1,961,136

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Balance Sheets as at December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$19,461	$5,422	$78,741	$—	$103,624
Accounts receivable, net	—	—	174,081	—	174,081
Program rights, net	—	—	109,238	—	109,238
Other current assets	2,638	31	42,513	—	45,182
Assets held for sale	—	—	22,661	—	22,661
Intercompany current assets	53,396	2,052	—	(55,448)	—
Total current assets	75,495	7,505	427,234	(55,448)	454,786
Non-current assets
Investments in subsidiaries	—	479,435	—	(479,435)	—
Property, plant and equipment, net	—	—	198,292	—	198,292
Program rights, net	—	—	288,344	—	288,344
Goodwill	—	—	782,870	—	782,870
Broadcast licenses and other intangible assets, net	—	—	223,815	—	223,815
Other non-current assets	3,976	—	9,790	—	13,766
Intercompany non-current assets	1,822,966	315,017	18,887	(2,156,870)	—
Total non-current assets	1,826,942	794,452	1,521,998	(2,636,305)	1,507,087
Total assets	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,234	$41	$272,102	$—	$290,377
Current portion of long-term debt and other financing arrangements	—	71	2,040	—	2,111
Other current liabilities	500	—	16,129	—	16,629
Liabilities held for sale	—	—	7,105	—	7,105
Intercompany current liabilities	7,788	45,988	1,672	(55,448)	—
Total current liabilities	26,522	46,100	299,048	(55,448)	316,222
Non-current liabilities
Deficiency in excess of investments in subsidiaries	296,351	—	—	(296,351)	—
Long-term debt and other financing arrangements	620,375	—	342,568	—	962,943
Other non-current liabilities	—	—	33,817	—	33,817
Intercompany non-current liabilities	310,298	1,846,572	—	(2,156,870)	—
Total non-current liabilities	1,227,024	1,846,572	376,385	(2,453,221)	996,760
Temporary equity	207,890	—	—	—	207,890
Total equity / (deficit)	441,001	(1,090,715)	1,273,799	(183,084)	441,001
Total liabilities and equity	$1,902,437	$801,957	$1,949,232	$(2,691,753)	$1,961,873

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$204,870	$—	$204,870
Cost of revenues	—	—	135,689	—	135,689
Selling, general and administrative expenses	5,289	275	38,124	—	43,688
Restructuring costs	—	—	2,920	—	2,920
Operating (loss) / income	(5,289)	(275)	28,137	—	22,573
Interest income	34,537	7,058	145	(41,591)	149
Interest expense	(38,217)	(34,476)	(7,996)	41,591	(39,098)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Foreign currency exchange gain / (loss), net	784	(2,822)	2,064	—	26
Change in fair value of derivatives	2,361	418	(418)	—	2,361
Other expense	—	—	(1,775)	—	(1,775)
(Loss) / gain from continuing operations before tax and loss from investment in subsidiaries	(29,985)	(30,097)	20,157	—	(39,925)
Credit / (provision) for income taxes	—	4,326	(6,813)	—	(2,487)
(Loss) / income from continuing operations before loss from investment in subsidiaries	(29,985)	(25,771)	13,344	—	(42,412)
Loss from investment in subsidiaries	(30,825)	(5,054)	—	35,879	—
(Loss) / income from continuing operations	(60,810)	(30,825)	13,344	35,879	(42,412)
Loss from discontinued operations, net of tax	—	—	(10,095)	—	(10,095)
Net (loss) / income	(60,810)	(30,825)	3,249	35,879	(52,507)
Net loss attributable to noncontrolling interests	—	—	69	—	69
Net (loss) / income attributable to CME Ltd.	(60,810)	(30,825)	3,318	35,879	(52,438)
Comprehensive loss attributable to CME Ltd.	$(60,810)	$(30,825)	$(5,054)	$35,879	$(60,810)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$356,107	$—	$356,107
Cost of revenues	—	—	263,729	—	263,729
Selling, general and administrative expenses	8,956	527	66,346	—	75,829
Restructuring costs	—	—	8,286	—	8,286
Operating (loss) / income	(8,956)	(527)	17,746	—	8,263
Interest income	73,728	14,105	281	(87,819)	295
Interest expense	(64,624)	(73,606)	(16,598)	87,819	(67,009)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Foreign currency exchange gain / (loss), net	962	(3,722)	2,368	—	(392)
Change in fair value of derivatives	2,311	(2,429)	2,429	—	2,311
Other expense	—	—	(1,768)	—	(1,768)
(Loss) / gain from continuing operations before tax and loss from investment in subsidiaries	(20,740)	(66,179)	4,458	—	(82,461)
Credit / (provision) for income taxes	—	7,929	(8,219)	—	(290)
Loss from continuing operations before loss from investment in subsidiaries	(20,740)	(58,250)	(3,761)	—	(82,751)
Loss from investment in subsidiaries	(86,611)	(28,548)	—	115,159	—
Loss from continuing operations	(107,351)	(86,798)	(3,761)	115,159	(82,751)
Loss from discontinued operations, net of tax	—	—	(18,388)	—	(18,388)
Net loss	(107,351)	(86,798)	(22,149)	115,159	(101,139)
Net loss attributable to noncontrolling interests	—	—	786	—	786
Net loss attributable to CME Ltd.	(107,351)	(86,798)	(21,363)	115,159	(100,353)
Comprehensive loss attributable to CME Ltd.	$(107,351)	$(86,611)	$(28,548)	$115,159	$(107,351)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended June 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$175,566	$—	$175,566
Cost of revenues	—	—	141,303	—	141,303
Selling, general and administrative expenses	6,114	980	27,067	—	34,161
Restructuring costs	—	—	4,698	—	4,698
Operating (loss) / income	(6,114)	(980)	2,498	—	(4,596)
Interest income	31,749	799	178	(32,546)	180
Interest expense	(24,645)	(28,274)	(10,806)	32,546	(31,179)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Foreign currency exchange gain / (loss), net	17,186	1,218	(3,357)	—	15,047
Other income / (expense)	—	38	(450)	—	(412)
Loss from continuing operations before tax and loss on investment in subsidiaries	(4,939)	(27,199)	(11,937)	—	(44,075)
Credit for income taxes	—	1,797	1,535	—	3,332
Loss from continuing operations before loss on investment in subsidiaries	(4,939)	(25,402)	(10,402)	—	(40,743)
Loss on investment in subsidiaries	(47,333)	(21,934)	—	69,267	—
Loss from continuing operations	(52,272)	(47,336)	(10,402)	69,267	(40,743)
Loss from discontinued operations, net of tax	—	—	(350)	—	(350)
Net loss	(52,272)	(47,336)	(10,752)	69,267	(41,093)
Net loss attributable to noncontrolling interests	—	—	131	—	131
Net loss attributable to CME Ltd.	(52,272)	(47,336)	(10,621)	69,267	(40,962)
Comprehensive loss attributable to CME Ltd.	$(52,272)	$(47,336)	$(21,934)	$69,267	$(52,275)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$306,226	$—	$306,226
Cost of revenues	—	—	274,403	—	274,403
Selling, general and administrative expenses	9,488	1,172	55,919	—	66,579
Restructuring costs	—	—	4,698	—	4,698
Operating loss	(9,488)	(1,172)	(28,794)	—	(39,454)
Interest income	68,089	814	393	(68,883)	413
Interest expense	(49,235)	(58,377)	(24,457)	68,883	(63,186)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Foreign currency exchange (loss) / gain, net	(20,656)	636	(14,785)	—	(34,805)
Change in fair value of derivatives	—	—	104	—	104
Other expense	—	—	(425)	—	(425)
Loss from continuing operations before tax and loss on investment in subsidiaries	(34,405)	(58,099)	(67,964)	—	(160,468)
Credit for income taxes	—	5,574	5,739	—	11,313
Loss from continuing operations before loss on investment in subsidiaries	(34,405)	(52,525)	(62,225)	—	(149,155)
Loss on investment in subsidiaries	(123,826)	(71,690)	—	195,516	—
Loss from continuing operations	(158,231)	(124,215)	(62,225)	195,516	(149,155)
Loss from discontinued operations, net of tax	—	—	(896)	—	(896)
Net loss	(158,231)	(124,215)	(63,121)	195,516	(150,051)
Net loss attributable to noncontrolling interests	—	—	813	—	813
Net loss attributable to CME Ltd.	(158,231)	(124,215)	(62,308)	195,516	(149,238)
Comprehensive loss attributable to CME Ltd.	$(158,231)	$(123,826)	$(71,690)	$195,516	$(158,231)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(16,852)	$(29,208)	$29,144	$—	$(16,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(14,199)	—	(14,199)
Disposal of property, plant and equipment	—	—	145	—	145
Intercompany investing receipts	315,249	41,186	—	(356,435)	—
Intercompany investing payments	(326,665)	(28,019)	—	354,684	—
Net cash (used in) / provided by continuing investing activities	(11,416)	13,167	(14,054)	(1,751)	(14,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Debt	(400,673)	—	—	—	(400,673)
Debt transaction costs	(10,998)	—	(1,594)	—	(12,592)
Issuance of Senior Debt	221,374	—	—	—	221,374
Proceeds from credit facilities	16,801	—	—	—	16,801
Payment of credit facilities and capital leases	—	—	(749)	—	(749)
Issuance of common stock warrants	191,825	—	—	—	191,825
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	326,665	28,019	(354,684)	—
Intercompany financing payments		(315,249)	(41,186)	356,435	—
Net cash provided by / (used in) continuing financing activities	18,329	11,416	(15,556)	1,751	15,940

Net cash used in discontinued operations - operating activities	—	—	(645)	—	(645)
Net cash used in discontinued operations - financing activities	—	—	(107)	—	(107)

Impact of exchange rate fluctuations on cash	—	44	(62)	—	(18)
Net decrease in cash and cash equivalents	(9,939)	(4,581)	(1,280)	—	(15,800)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	78,741	—	103,624
CASH AND CASH EQUIVALENTS, end of period	$9,522	$841	$77,461	$—	$87,824

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(45,760)	$222,511	$(214,001)	$—	$(37,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(14,808)	—	(14,808)
Disposal of property, plant and equipment	—	—	264	—	264
Intercompany investing receipts	502,771	9,323	—	(512,094)	—
Intercompany investing payments	(474,252)	(205,886)	—	680,138	—
Net cash provided by / (used in) continuing investing activities	28,519	(196,563)	(14,544)	168,044	(14,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Debt	(310,322)	—	—	—	(310,322)
Debt transactions costs	(639)	—	(146)	—	(785)
Change in restricted cash	20,467	—	—	—	20,467
Proceeds from credit facilities	—	—	377	—	377
Payment of credit facilities and capital leases	—	—	(876)	—	(876)
Issuance of common stock	157,116	—	—	—	157,116
Issuance of preferred stock	200,000	—	—	—	200,000
Equity issuance costs	(4,322)	—	—	—	(4,322)
Dividends paid to holders of noncontrolling interests	—	—	(184)	—	(184)
Intercompany financing receipts	—	474,252	205,886	(680,138)	—
Intercompany financing payments		(502,771)	(9,323)	512,094	—
Net cash provided by / (used in) financing activities	62,300	(28,519)	195,734	(168,044)	61,471

Net cash used in discontinued operations - operating activities	—	—	(1,053)	—	(1,053)
Net cash provided by discontinued operations - financing activities	—	—	67	—	67

Impact of exchange rate fluctuations on cash	—	27	(3,504)	—	(3,477)
Net increase / (decrease) in cash and cash equivalents	45,059	(2,544)	(37,301)	—	5,214
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836	126,471	—	138,679
CASH AND CASH EQUIVALENTS, end of period	$54,431	$292	$89,170	$—	$143,893

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015; the term “Senior Debt” refers collectively to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes and the 2017 PIK Notes; the term "2017 Term Loan" refers to the 15.0% term loan due 2017; the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017; the term "Framework Agreement" refers to the framework agreement dated February 28, 2014 among Time Warner, TW Investor and the Company, pursuant to which the Company conducted a rights offering (the "Rights Offering") and certain related financing transactions; the term "2014 Warrants" refers to the warrants issued under the Rights Offering and certain related financing transactions. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at June 30, 2014, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: our continuing significant liquidity constraints; the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; decreases in television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the effect of the global economic slowdown and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; the extent to which our debt service obligations restrict our business; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Index

II.    Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in six countries in Central and Eastern Europe. We manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments. These operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how our operations are managed by segment managers; and the structure of our internal financial reporting.
We evaluate the performance of our segments based on Net Revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2014 and 2013.
Executive Summary
Our financial results for the first six months of 2014 reflect continuing progress on management's top priorities: increasing and diversifying revenues, improving operating leverage, maintaining audience share leadership, and addressing our liquidity needs.
Net revenues during the three and six months ended June 30, 2014 increased 17% and 16% compared to the same periods in 2013, respectively, primarily due to significant increases in both television advertising revenue and carriage fees and subscription revenues. The changes made to the sales policy for 2014 in the Czech Republic have resulted in a significant increase in the consumption of advertising on our channels in that country when compared to the same periods in 2013. Carriage fees and subscription revenues also increased significantly following the successful negotiation of contracts with major cable and satellite operators in Bulgaria toward the beginning of 2013 and in Romania in the second half of 2013.
On a constant currency basis, OIBDA improved at a faster pace than net revenues due to our focus on improving the cost base of the Company. Costs charged in arriving at OIBDA during the first half of 2014 decreased 3% at constant rates compared to the same period in 2013, despite including US$ 8.3 million of restructuring charges incurred this year compared to US$ 4.7 million in the same period last year. Content costs declined 6% at constant rates during the second quarter of 2014 compared to 2013 as efficiencies in production and savings on costs associated with MTV Czech more than offset the additional content costs of US$ 3.1 million recognized during the second quarter of 2014 resulting from a prospective change in estimate regarding the amortization of produced program rights. This change in estimate will result in additional content costs for the full year 2014. However, we expect these additional costs to be largely offset by savings and anticipate content costs overall in 2014 will remain broadly in line with 2013 prior to that year's impairment charges.
Costs charged in arriving at OIBDA during the second quarter exclude a one-off charge of US$ 6.9 million for a fine the competition agency in Slovenia is seeking to impose relating to operations there prior to 2012. The cost will not be considered by our chief operating decision makers when assessing the performance of the business. We intend to appeal the decision (see Item 1, Note 20, "Commitments and Contingencies").
We ended the quarter with US$ 87.8 million of cash. Our free cash flow in the six months ended June 30, 2014 was negative US$ 31.0 million, compared to free cash flow of negative US$ 51.8 million in the same period in 2013. Following the closing of the Rights Offering and related financing transactions during the second quarter of 2014, we have been making higher payments to suppliers of foreign programming in order to improve our payables position. This, together with cash paid for interest during the second quarter of 2014, reversed the positive free cash flow realized in the first quarter. We expect to continue reducing our programming liabilities during the remainder of 2014, utilizing the liquidity available to us under the 2017 Revolving Credit Facility as necessary. As a result, we expect free cash flow for the full year 2014 to be more negative than that of 2013. We expect the refinancing of the 2016 Fixed Rate Notes completed in the quarter will reduce cash interest costs by approximately US$ 25.5 million during 2014 because interest on the 2017 PIK Notes will be paid in-kind until November 15, 2015 and may be paid in-kind at our election thereafter. Following closing of the financing transactions, we believe we are positioned to be free cash flow positive beginning in 2015.
We continue to make progress on the disposal of certain non-core assets, including our theatrical and home video distribution businesses, and we believe that the Company is better served by a focus on our core broadcast businesses in each country. We completed the divestiture of Bontonfilm during the three months ended June 30, 2014 for nominal consideration. Additionally, we now expect to complete the divestiture of the home video distribution business in Romania during the second half of 2014 and therefore the results of this business have been included as discontinued operations for the periods presented. We remain actively engaged in a process involving a number of interested parties to sell other non-core assets.
We continue to expect a significant improvement in net revenues in the Czech Republic in 2014 when compared to 2013, but do not expect to reach 2012 levels this year as it will take more than one year for us to regain the market share lost during 2013. Given the significance of this segment to the Company, we expect a similar trend in the consolidated results. We do not anticipate the year-to-date rate of growth in television advertising revenue in the Czech Republic and carriage fees and subscription revenues in Romania will continue at these same levels for the full year 2014 because certain clients began advertising in the Czech Republic again during the second half of 2013, and similarly we began realizing the benefit of certain carriage agreements in Romania concluded in 2013 toward the end of last year.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	1.7%	2.0%	(6)%
Croatia	(0.3)%	(0.4)%	9%
Czech Republic	2.6%	1.1%	8%
Romania*	3.6%	3.8%	4%
Slovak Republic	2.3%	1.9%	(5)%
Slovenia	0.6%	0.0%	(7)%
Total CME Markets	2.3%	1.8%	2%
*Romanian market excludes Moldova.
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth.
After adjusting for inflation, we estimate that overall GDP growth in the countries in which we operate accelerated during the second quarter as the export driven economies in these countries benefited from improvements seen in the more developed countries of the European Union during the second half of 2013. Real private consumption is estimated to have increased overall during the six months ended June 30, 2014. Retail sales have improved most notably in the Czech Republic during 2014, but overall consumer spending has remained cautious. The market consensus for full year 2014 real GDP growth and real private consumption in our three largest markets has improved during the last three months, but we remain cautious given the level of uncertainty in the global economy and we believe a sustained improvement in these markets is necessary to provide an added benefit to our results.
We estimate that the TV advertising markets in the countries in which we operate increased by 2% on average in the six months ended June 30, 2014 compared to the previous year. The most notable increase was in the Czech Republic where the market was estimated to have increased by 8% due in large part to an increase in the consumption of GRPs from our channels following the changes made to our sales policy in that country. These changes also had a positive impact on the consumption of television advertising in the Slovak Republic; however the television advertising market there is estimated to have decreased overall primarily due to lower average market prices. The magnitude of the increase in the advertising market in Croatia is not expected to persist for the duration of 2014. Romania continued to benefit from increased demand for advertising while Bulgaria and Slovenia remain very competitive resulting in pressure on prices.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$23,912	$24,245	(1.4)%	(6.6)%
Croatia	19,470	17,796	9.4%	4.3%
Czech Republic	59,299	42,733	38.8%	40.0%
Romania	62,858	52,046	20.8%	15.5%
Slovak Republic	24,211	22,000	10.1%	4.2%
Slovenia	17,585	18,724	(6.1)%	(11.0)%
Intersegment revenues	(2,465)	(1,978)	NM (1)	NM (1)
Total net revenues	$204,870	$175,566	16.7%	12.6%
(1) Number is not meaningful.

Index

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$43,188	$40,669	6.2%	1.1%
Croatia	32,967	29,889	10.3%	5.8%
Czech Republic	98,332	74,811	31.4%	33.7%
Romania	110,704	92,027	20.3%	16.3%
Slovak Republic	42,357	38,923	8.8%	3.8%
Slovenia	31,846	33,200	(4.1)%	(8.5)%
Intersegment revenues	(3,287)	(3,293)	NM (1)	NM (1)
Total net revenues	$356,107	$306,226	16.3%	13.1%
(1) Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$5,634	$3,931	43.3%	35.4%
Croatia	4,858	4,176	16.3%	10.7%
Czech Republic	20,700	933	NM (1)	NM (1)
Romania	12,580	8,085	55.6%	48.9%
Slovak Republic	3,060	(556)	NM (1)	NM (1)
Slovenia	2,690	4,235	(36.5)%	(39.9)%
Eliminations	(102)	380	NM (1)	NM (1)
Total operating segments	49,420	21,184	133.3%	120.1%
Corporate	(7,841)	(13,229)	40.7%	41.5%
Consolidated OIBDA	$41,579	$7,955	NM (1)	NM (1)
(1) Number is not meaningful.

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$2,888	$1,504	92.0%	68.6%
Croatia	5,527	3,569	54.9%	46.1%
Czech Republic	23,413	(5,950)	NM (1)	NM (1)
Romania	18,002	9,179	96.1%	86.2%
Slovak Republic	(102)	(4,124)	97.5%	97.6%
Slovenia	3,205	6,072	(47.2)%	(50.1)%
Eliminations	276	400	NM (1)	NM (1)
Total operating segments	53,209	10,650	NM (1)	NM (1)
Corporate	(13,942)	(23,404)	40.4%	40.8%
Consolidated OIBDA	$39,267	$(12,754)	NM (1)	NM (1)
(1) Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$17,329	$18,951	(8.6)%	(13.5)%
Carriage fees and subscriptions	5,052	3,932	28.5%	21.8%
Other	1,531	1,362	12.4%	6.8%
Net revenues	23,912	24,245	(1.4)%	(6.6)%
Costs charged in arriving at OIBDA	18,278	20,314	(10.0)%	(14.8)%
OIBDA	$5,634	$3,931	43.3%	35.4%

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$30,045	$31,279	(3.9)%	(8.6)%
Carriage fees and subscriptions	9,996	7,237	38.1%	31.8%
Other	3,147	2,153	46.2%	39.6%
Net revenues	43,188	40,669	6.2%	1.1%
Costs charged in arriving at OIBDA	40,300	39,165	2.9%	(1.7)%
OIBDA	$2,888	$1,504	92.0%	68.6%
The television advertising market in Bulgaria declined 6% in the six months ended June 30, 2014 compared to the same period in 2013. The Bulgaria segment reported net revenues of US$ 23.9 million and US$ 43.2 million for the three and six months ended June 30, 2014, respectively, compared to US$ 24.2 million and US$ 40.7 million in the same periods in 2013, a decrease of 1% and an increase of 6%, respectively, on an actual basis, or a decrease of 7% and an increase of 1% on a constant currency basis. The decrease in net revenues during the second quarter of 2014 was due to continued softness in the advertising market, as heavy competition has resulted in sustained downward pressure on prices, as well as lower advertising spending by telecom operators. This decrease in television advertising revenues during the three months ended June 30, 2014 was only partially offset by an increase in carriage fees from agreements with cable, satellite and IPTV operators that were concluded during 2013. Net revenues for the six months ended June 30, 2014 increased when compared to the same period in 2013 because an increase in carriage fees as well as an increase in other revenues, due primarily to higher theatrical distribution revenue, more than offset the decrease in television advertising revenues.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 decreased by 10% and increased by 3%, respectively, compared to the same periods in 2013. On a constant currency basis, costs decreased by 15% during the second quarter of 2014 due to lower transmission costs following the transition from analogue to digital as well as operating fewer channels. Costs decreased by 2% on a constant currency basis during the first half of 2014 due primarily to a decrease in operating and content costs, which more than offset restructuring charges of US$ 3.4 million.
Our Bulgaria segment reported OIBDA of US$ 5.6 million and US$ 2.9 million for the three and six months ended June 30, 2014, respectively, compared to US$ 3.9 million and US$ 1.5 million in the same periods in 2013, an increase of US$ 1.7 million and US$ 1.4 million.

Index

Croatia

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$17,977	$15,569	15.5%	10.0%
Carriage fees and subscriptions	520	420	23.8%	18.2%
Other	973	1,807	(46.2)%	(48.7)%
Net revenues	19,470	17,796	9.4%	4.3%
Costs charged in arriving at OIBDA	14,612	13,620	7.3%	2.3%
OIBDA	$4,858	$4,176	16.3%	10.7%

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$29,973	$25,977	15.4%	10.6%
Carriage fees and subscriptions	1,008	866	16.4%	12.1%
Other	1,986	3,046	(34.8)%	(37.4)%
Net revenues	32,967	29,889	10.3%	5.8%
Costs charged in arriving at OIBDA	27,440	26,320	4.3%	0.2%
OIBDA	$5,527	$3,569	54.9%	46.1%
The television advertising market in Croatia increased 9% in the six months ended June 30, 2014 compared to the same period in 2013. The Croatia segment reported net revenues of US$ 19.5 million and US$ 33.0 million for the three and six months ended June 30, 2014, respectively, compared to US$ 17.8 million and US$ 29.9 million in the same periods in 2013, increases of 9% and 10% on an actual basis, or 4% and 6% on a constant currency basis. This primarily reflected an increase in television advertising revenues resulting from an increase in our advertising prices coupled with an increase in the volume of GRPs sold during the first half of 2014 compared to 2013. We do not anticipate the rate of growth in television advertising revenues during the first half of 2014 will continue for the full year because we have not seen a corresponding increase in the level of annual commitments for advertising spending compared to last year. The decrease in other revenues during the first half of 2014 compared to 2013 was due primarily to a decrease in the sale of original programming during the second quarter.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 increased by 7% and 4%, respectively, compared to the same periods in 2013. On a constant currency basis costs increased by 2% during the second quarter due to an increase in staff related costs, which offset a decrease in content costs during the first quarter so costs were broadly flat during the first half of 2014.
Our Croatia segment generated OIBDA of US$ 4.9 million and US$ 5.5 million for the three and six months ended June 30, 2014, respectively, compared to US$ 4.2 million and US$ 3.6 million in the same periods in 2013, an increase of US$ 0.7 million and US$ 1.9 million.

Index

Czech Republic

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$53,997	$37,293	44.8%	46.1%
Carriage fees and subscriptions	2,009	2,741	(26.7)%	(26.0)%
Other	3,293	2,699	22.0%	22.8%
Net revenues	59,299	42,733	38.8%	40.0%
Costs charged in arriving at OIBDA	38,599	41,800	(7.7)%	(6.8)%
OIBDA	$20,700	$933	NM (1)	NM (1)
(1) Number is not meaningful

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$88,500	$64,317	37.6%	39.8%
Carriage fees and subscriptions	4,208	5,649	(25.5)%	(23.8)%
Other	5,624	4,845	16.1%	18.2%
Net revenues	98,332	74,811	31.4%	33.7%
Costs charged in arriving at OIBDA	74,919	80,761	(7.2)%	(5.3)%
OIBDA	$23,413	$(5,950)	NM (1)	NM (1)
(1) Number is not meaningful.
Following the changes made to the sales policy for 2014 in the Czech Republic, the consumption of the volume of advertising on our channels increased significantly in the first half of 2014 compared to the same period in 2013. Since the increase in our GRPs consumed is estimated to have outpaced the decline in competitor's GRPs consumed, the television advertising market in the Czech Republic is estimated to have increased by 8% in the six months ended June 30, 2014 compared to the prior year. Net revenues from our Czech Republic segment amounted to US$ 59.3 million and US$ 98.3 million for the three and six months ended June 30, 2014, respectively, compared to US$ 42.7 million and US$ 74.8 million in the same periods in 2013, increases of 39% and 31% on an actual basis. On a constant currency basis, net revenues increased 40% and 34% due primarily to the increase in television advertising revenues. The rate of decline of our television advertising revenues during 2013, when compared to 2012, began to reverse during the third quarter of 2013 and therefore we do not expect the trend of the first half of 2014 to be representative of the expected results for the full year. Carriage fees and subscription revenues decreased during the first half of 2014 because we stopped transmitting MTV Czech at the end of 2013. Nova Sport is no longer carried by one cable operator in the Czech Republic, which also impacted the results of the second quarter of 2014. The results for Bontonfilm are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 decreased by 8% and 7% compared to the same periods in 2013. On a constant currency basis costs decreased 7% and 5%, primarily reflecting lower content and transmission costs, including cost savings from our discontinuing the transmission of MTV Czech.
Our Czech Republic segment reported OIBDA of US$ 20.7 million and US$ 23.4 million for the three and six months ended June 30, 2014, respectively, compared to OIBDA of US$ 0.9 million and an OIBDA loss of US$ 6.0 million in the same periods in 2013, an increase of US$ 19.8 million and US$ 29.4 million.

Index

Romania

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$34,667	$31,898	8.7%	4.0%
Carriage fees and subscriptions	12,341	5,316	132.1%	122.0%
Other	15,850	14,832	6.9%	2.1%
Net revenues	62,858	52,046	20.8%	15.5%
Costs charged in arriving at OIBDA	50,278	43,961	14.4%	9.4%
OIBDA	$12,580	$8,085	55.6%	48.9%
(1) Number is not meaningful

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$59,103	$56,216	5.1%	1.6%
Carriage fees and subscriptions	23,083	10,409	121.8%	115.2%
Other	28,518	25,402	12.3%	8.6%
Net revenues	110,704	92,027	20.3%	16.3%
Costs charged in arriving at OIBDA	92,702	82,848	11.9%	8.4%
OIBDA	$18,002	$9,179	96.1%	86.2%
(1) Number is not meaningful.
The television advertising market in Romania increased 4% in the six months ended June 30, 2014 compared to the same period in 2013. The Romania segment reported net revenues of US$ 62.9 million and US$ 110.7 million for the three and six months ended June 30, 2014, respectively, compared to US$ 52.0 million and US$ 92.0 million in the same periods in 2013, increases of 21% and 20% on an actual basis, or 16% and 16% on a constant currency basis. Net revenues benefited primarily from an increase in carriage fees and subscription revenues following the successful negotiation of contracts with all major cable and satellite operators in Romania during 2013. We expect to continue to benefit from strong year-on-year growth in carriage fees in Romania; however, we do not expect the trend of the first half of 2014 to be representative of the expected results for the full year because we began realizing the benefit of certain agreements concluded in 2013 during the second half of last year. The increase in television advertising revenues during the second quarter of 2014 at constant rates was in-line with the growth in the television ad market. The increase in other revenues during the first half of 2014 was due primarily to the strong performance of titles distributed to theaters during the first quarter of 2014. The results for our home video distribution businesses are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 increased by 14% and 12% compared to the same periods in 2013. On a constant currency basis costs increased 9% and 8%, primarily as a result of restructuring charges and an increase in content costs due to the change in estimate regarding the amortization of produced program rights.
Our Romania segment generated OIBDA of US$ 12.6 million and US$ 18.0 million for the three and six months ended June 30, 2014, respectively, compared to OIBDA of US$ 8.1 million and US$ 9.2 million in the same periods in 2013, an increase of US$ 4.5 million and US$ 8.8 million.

Index

Slovak Republic

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$22,391	$20,726	8.0%	2.3%
Carriage fees and subscriptions	268	269	(0.4)%	(5.3)%
Other	1,552	1,005	54.4%	46.1%
Net revenues	24,211	22,000	10.1%	4.2%
Costs charged in arriving at OIBDA	21,151	22,556	(6.2)%	(11.2)%
OIBDA	$3,060	$(556)	NM (1)	NM (1)

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$39,667	$36,626	8.3%	3.3%
Carriage fees and subscriptions	543	518	4.8%	0.2%
Other	2,147	1,779	20.7%	15.1%
Net revenues	42,357	38,923	8.8%	3.8%
Costs charged in arriving at OIBDA	42,459	43,047	(1.4)%	(5.8)%
OIBDA	$(102)	$(4,124)	97.5%	97.6%
The television advertising market in the Slovak Republic declined 5% in the six months ended June 30, 2014 compared to the same period in 2013. The television advertising market in the Slovak Republic remains extremely competitive, causing average market prices to decrease. Our Slovak Republic operations reported net revenues of US$ 24.2 million and US$ 42.4 million for the three and six months ended June 30, 2014, respectively, compared to US$ 22.0 million and US$ 38.9 million in the same periods in 2013, increases of 10% and 9% on an actual basis, or 4% and 4% on a constant currency basis. Despite the decrease in average market prices, our television advertising revenues increased during the second quarter and first half of 2014 due to an increase in consumption of advertising on our channels.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 decreased by 6% and 1%, respectively, compared to the same periods in 2013. On a constant currency basis costs decreased by 11% and 6% reflecting lower content costs, including the closure of a channel at the end of 2013.
Our Slovak Republic segment reported OIBDA of US$ 3.1 million and an OIBDA loss of US$ 0.1 million for the three and six months ended June 30, 2014, respectively, compared to an OIBDA loss of US$ 0.6 million and US$ 4.1 million in the same period in 2013, an increase of US$ 3.7 million and US$ 4.0 million.

Index

Slovenia

	For the Three Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$15,251	$16,326	(6.6)%	(11.5)%
Carriage fees and subscriptions	905	967	(6.4)%	(11.4)%
Other	1,429	1,431	(0.1)%	(5.3)%
Net revenues	17,585	18,724	(6.1)%	(11.0)%
Costs charged in arriving at OIBDA	14,895	14,489	2.8%	(2.6)%
OIBDA	$2,690	$4,235	(36.5)%	(39.9)%

	For the Six Months Ended June 30,
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$27,712	$28,731	(3.5)%	(8.1)%
Carriage fees and subscriptions	2,083	2,012	3.5%	(1.0)%
Other	2,051	2,457	(16.5)%	(20.3)%
Net revenues	31,846	33,200	(4.1)%	(8.5)%
Costs charged in arriving at OIBDA	28,641	27,128	5.6%	0.8%
OIBDA	$3,205	$6,072	(47.2)%	(50.1)%
The television advertising market in Slovenia declined 7% in the six months ended June 30, 2014 compared to the same period in 2013. Our Slovenia segment reported net revenues of US$ 17.6 million and US$ 31.8 million for the three and six months ended June 30, 2014, respectively, compared to US$ 18.7 million and US$ 33.2 million in the same periods in 2013, decreases of 6% and 4% on an actual basis, or decreases of 11% and 9% on a constant currency basis, reflecting a decline in television advertising revenues in the first half of 2014 in line with the decline in television advertising market during the same period.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2014 increased by 3% and 6% compared to the same periods in 2013. On a constant currency basis costs decreased 3% during the second quarter due to savings on rent, but increased 1% during the first half of 2014 as these savings were offset by an increase in transmission costs and author's rights in the first quarter.
Costs charged in arriving at OIBDA during the second quarter exclude a one-off charge of US$ 6.9 million for a fine the competition agency in Slovenia is seeking to impose relating to operations there prior to 2012. The cost will not be considered by our chief operating decision makers when assessing the performance of the business. We intend to appeal the decision (see Item 1, Note 20, "Commitments and Contingencies").
Our Slovenia segment generated OIBDA of US$ 2.7 million and US$ 3.2 million for the three and six months ended June 30, 2014, respectively, compared to OIBDA of US$ 4.2 million and US$ 6.1 million in the same periods in 2013, a decrease of US$ 1.5 million and US$ 2.9 million.
Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2014	2013	Movement
Net cash used in continuing operating activities	$(16,916)	$(37,250)	54.6%
Capital expenditures, net	(14,054)	(14,544)	3.4%
Free cash flow	$(30,970)	$(51,794)	40.2%

	June 30, 2014	December 31, 2013	Movement
Cash and cash equivalents	$87,824	$103,624	(15.2)%
Our free cash flow in the six months ended June 30, 2014 was negative US$ 31.0 million, compared to free cash flow of negative US$ 51.8 million in the same period in 2013. Following the closing of the Rights Offering and related financing transactions during the second quarter of 2014, we have been making higher payments to suppliers of foreign programming in order to improve our payables position. This, together with cash paid for interest during the second quarter of 2014, reversed the positive free cash flow realized in the first quarter. We expect to continue reducing our programming liabilities during the remainder of 2014, utilizing the liquidity available to us under the 2017 Revolving Credit Facility as necessary. As a result, we expect free cash flow for the full year 2014 to be more negative than that of 2013.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$161,612	$140,763	14.8%	10.9%
Carriage fees and subscriptions	21,095	13,645	54.6%	48.9%
Other revenue	22,163	21,158	4.7%	0.4%
Net Revenues	204,870	175,566	16.7%	12.6%
Operating expenses:
Content costs	93,913	96,736	(2.9)%	(6.2)%
Other operating costs	29,668	32,016	(7.3)%	(10.6)%
Depreciation of property, plant and equipment	8,877	8,902	(0.3)%	(3.5)%
Amortization of broadcast licenses and other intangibles	3,231	3,649	(11.5)%	(12.5)%
Cost of revenues	135,689	141,303	(4.0)%	(7.2)%
Selling, general and administrative expenses	43,688	34,161	27.9%	24.7%
Restructuring costs	2,920	4,698	(37.8)%	(37.3)%
Operating income / (loss)	$22,573	$(4,596)	NM (1)	NM (1)
(1) Number is not meaningful.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$275,000	$243,146	13.1%	10.0%
Carriage fees and subscriptions	40,921	26,691	53.3%	49.4%
Other revenue	40,186	36,389	10.4%	7.1%
Net Revenues	356,107	306,226	16.3%	13.1%
Operating expenses:
Content costs	182,853	185,910	(1.6)%	(4.0)%
Other operating costs	56,770	61,793	(8.1)%	(10.3)%
Depreciation of property, plant and equipment	17,595	19,073	(7.7)%	(9.8)%
Amortization of broadcast licenses and other intangibles	6,511	7,627	(14.6)%	(14.6)%
Cost of revenues	263,729	274,403	(3.9)%	(6.1)%
Selling, general and administrative expenses	75,829	66,579	13.9%	12.4%
Restructuring costs	8,286	4,698	76.4%	78.0%
Operating income / (loss)	$8,263	$(39,454)	NM (1)	NM (1)
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets improved in the aggregate by 2% in the six months ended June 30, 2014, positively impacting our television advertising revenues, particularly in the Czech Republic following changes made to the sales policy for 2014. See "Segment Performance" above for additional information on television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 49% on a constant currency basis during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of successful negotiations in Bulgaria and Romania to increase carriage fees. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising and distribution revenues. On a constant currency basis, other revenues were broadly flat for the three months ended June 30, 2014 but increased 7% during the six months ended June 30, 2014 as compared to the same periods in the prior year, primarily due to the strong performance of titles distributed to theaters during the first quarter of 2014.

Index

Cost of revenues: Our total cost of revenues decreased by 4%, during the three and six months ended June 30, 2014, compared to the same periods in 2013. On a constant currency basis, our total cost of revenues decreased by 7% and 6% for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. This decrease reflects savings in operating costs as a result of our prior period cost optimization programs and restructuring efforts as well as decreased depreciation expense due to lower capital expenditures in recent years and lower amortization expense as a result of impairments recorded in the fourth quarter of 2013.
Content costs: Content costs (including production costs; and amortization and impairment of programming rights) decreased by US$ 2.8 million and US$ 3.1 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. On a constant currency basis, the decreases of 6% and 4% primarily reflect cost savings related to foreign acquired programs and restructuring efforts on local productions, which were partially offset by increased amortization of programming rights of US$ 3.1 million and US$ 5.8 million, respectively, due to the change in estimate of the relative value generated by each run of a program.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 2.3 million, or 7%, and US$ 5.0 million, or 8% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. On a constant currency basis, costs decreased by 11% and 10% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to lower costs following the execution of cost optimization programs and restructuring efforts implemented subsequent to June 30, 2013.
Depreciation of property, plant and equipment: On a constant currency basis, total depreciation of property, plant and equipment for the three and six months ended June 30, 2014 decreased by 4% and 10%, respectively, compared to the same period in 2013 reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 0.4 million and US$ 1.1 million during the three and six months ended June 30, 2014, or 12% and 15%, respectively, compared to the same periods in 2013. On a constant currency basis, the decreases of 13% and 15% reflect a decrease in amortization of broadcast licenses and customer relationship intangible assets following the impairments recorded in the fourth quarter of 2013.
Selling, general and administrative expenses: Selling, general and administrative expenses increased by US$ 9.5 million and US$ 9.3 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase is primarily due to a fine the competition agency in Slovenia is seeking to impose, which was accrued in the second quarter of 2014 (see Item 1, Note 20, "Commitments and Contingencies").
Central costs decreased by US$ 1.8 million and US$ 5.9 million, or 19.0% and 29.8% during the three and six months ended June 30, 2014 compared to the same periods in 2013, reflecting savings due to lower headcount as a result of our restructuring efforts in the prior year. Central costs for the three and six months ended June 30, 2014 also include charges of US$ 0.3 million, in respect of non-cash stock-based compensation, a decrease of US$ 0.7 million as compared to 2013 (see Item 1, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 2.9 million and US$ 8.3 million during the three and six months ended June 30, 2014, respectively, as we continue to streamline resources and operate with a more efficient cost base, specifically in our segment operations. We currently expect to incur total restructuring costs of approximately US$ 9.0 million in 2014. We expect to complete our restructuring efforts by the end of 2014.
Operating income / loss: Operating income for the three and six months ended June 30, 2014 was US$ 22.6 million and US$ 8.3 million, respectively, compared to operating losses of US$ 4.6 million and US$ 39.5 million during the same periods in 2013, as television advertising, carriage fee and other revenues increased, while our cost control efforts were effective.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 11.0% and 2.3% during the three and six months ended June 30, 2014, respectively, compared to negative 2.6% and 12.9% during the same periods in 2013.

	For the Three Months Ended June 30, (US$ 000's)
	2014	2013	% Act
Interest income	$149	$180	(17.2)%
Interest expense	(39,098)	(31,179)	(25.4)%
Loss on extinguishment of debt	(24,161)	(23,115)	(4.5)%
Foreign currency exchange gain, net	26	15,047	NM (1)
Change in fair value of derivatives	2,361	—	NM (1)
Other expense, net	(1,775)	(412)	NM (1)
(Provision) / credit for income taxes	(2,487)	3,332	NM (1)
Loss from discontinued operations, net of tax	(10,095)	(350)	NM (1)
Net loss attributable to noncontrolling interests	69	131	(47.3)%
Currency translation adjustment, net	(8,308)	(11,407)	27.2%
(1) Number is not meaningful.

Index

	For the Six Months Ended June 30, (US$ 000's)
	2014	2013	% Act
Interest income	$295	$413	(28.6)%
Interest expense	(67,009)	(63,186)	(6.1)%
Loss on extinguishment of debt	(24,161)	(23,115)	(4.5)%
Foreign currency exchange loss, net	(392)	(34,805)	98.9%
Change in fair value of derivatives	2,311	104	NM (1)
Other expense, net	(1,768)	(425)	NM (1)
(Provision) / credit for income taxes	(290)	11,313	NM (1)
Loss from discontinued operations, net of tax	(18,388)	(896)	NM (1)
Net loss attributable to noncontrolling interests	786	813	(3.3)%
Currency translation adjustment, net	(6,937)	(8,944)	22.4%
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.3 million during the three and six months ended June 30, 2014, respectively, compared to US$ 0.2 million and US$ 0.4 million in the three and six months ended June 30, 2013, respectively.
Interest expense: Interest expense during the three and six months ended June 30, 2014 was US$ 39.1 million and US$ 67.0 million, respectively, compared to US$ 31.2 million and US$ 63.2 million in the three and six months ended June 30, 2013, respectively. The increase in interest expense is due to the amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan.
Loss on extinguishment of debt: During the three and six months ended June 30, 2014, we recognized a loss of US$ 24.2 million on the extinguishment of debt related to the repurchase of the remaining outstanding principal amount of our 2016 Fixed Rate Notes. During the three and six months ended June 30, 2013, we recognized a loss on extinguishment of debt of US$ 23.1 million related to the repurchase of a portion of our 2016 Fixed Rate Notes.
Foreign currency exchange gain, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our 2017 Fixed Rate Notes, which are denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Beginning in the fourth quarter of 2013, we classified certain of our intercompany loans as long-term in nature, and therefore no longer record gains or losses on revaluation through the statement of operations and comprehensive income. See the discussion under "Currency translation adjustment, net" below.
During the six months ended June 30, 2014, we recognized a net loss of US$ 0.4 million, comprised of transaction gains of US$ 4.1 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 2.7 million on our senior debt, and transaction losses of US$ 1.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the six months ended June 30, 2013, we recognized a net loss of US$ 34.8 million, comprised of transaction losses of US$ 24.1 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 4.2 million on our senior debt due to the overall strengthening of the dollar against the Euro between January 1, 2013 and June 30, 2013, and transaction losses of US$ 6.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and six months ended June 30, 2014, we recognized gains of US$ 2.4 million and US$ 2.3 million, respectively, as a result of the change in the fair value of a foreign currency forward contract which was settled during the second quarter. During the six months ended June 30, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap that terminated on April 15, 2013. See Note 12, "Financial Instruments and Fair Value Measurements".
Other expense, net: We recognized other expense of US$ 1.8 million in both the three and six months ended June 30, 2014 compared to other expense of US$ 0.4 million for the same periods in 2013.
(Provision) / credit for income taxes: The provision for income taxes for the three months ended June 30, 2014 was US$ 2.5 million, which principally reflects the reversal of the previous quarter‘s credit following a change in the mix of profits and losses between tax jurisdictions. The provision for income taxes for the six months ended June 30, 2014 was US$ 0.3 million, and was principally caused by the reversal of tax previously deferred on intercompany profit.
The credit for income taxes for the three and six months ended June 30, 2013 was US$ 3.3 million and US$ 11.3 million, respectively.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in Slovakia.
Loss from discontinued operations, net of tax: The loss from discontinued operations during the three and six months ended June 30, 2014 was US$ 10.1 million and US$ 18.4 million, respectively, compared to losses from discontinued operations of US$ 0.4 million and US$ 0.9 million in the three and six months ended June 30, 2013, respectively. The increase is due to the loss on the sale of Bontonfilm and the fair value adjustment required to measure assets held for sale at fair value less costs to sell of our Pro Video businesses.
Net loss attributable to noncontrolling interests: During the three and six months ended June 30, 2014, the net loss was US$ 0.1 million and US$ 0.8 million in respect of the noncontrolling interest in consolidated subsidiaries as compared to US$ 0.1 million and US$ 0.8 million for the same periods in 2013. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.

Index

The dollar weakened slightly against the New Romanian Lei and was broadly flat against the functional currencies of our other operations for the six months ended June 30, 2014. In the six months ended June 30, 2014, we recognized other comprehensive income of US$ 6.9 million on the revaluation of our net investments in subsidiaries compared to other comprehensive income of US$ 8.9 million in the six months ended June 30, 2013. During the fourth quarter of 2013, we designated certain intercompany loans to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the three and six months ended June 30, 2014, we recorded foreign exchange losses of US$ 12.5 million and US$ 11.7 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive loss, a component of shareholders' equity.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and June 30, 2014 and 2013, respectively:

	For the Six Months Ended June 30,
	2014	2013
Bulgarian Lev	1%	1%
Croatian Kuna	0%	0%
Czech Koruna	1%	4%
Euro	1%	1%
New Romanian Lei	(1)%	2%
The dollar was broadly flat against the functional currencies of our operations between January 1 and June 30, 2014, as compared to a strengthening of the dollar in the same period in 2013. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the six months ended June 30, 2014 and 2013.

Change in Average Rates
Bulgarian Lev	(4)%
Croatian Kuna	(4)%
Czech Koruna	2%
Euro	(4)%
New Romanian Lei	(3)%
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

Index

The following charts depict the movement of the functional currencies of our operations versus the dollar, based on monthly closing rates, during the six months ended June 30, 2014 and 2013.
Percent Change During the Six Months Ended June 30, 2014
Percent Change During the Six Months Months Ended June 30, 2013

Index

Consolidated balance sheet as at June 30, 2014 and December 31, 2013:

	Summarized Consolidated Balance Sheet (US$ 000’s)
	June 30, 2014	December 31, 2013	Movement
Current assets	$456,042	$454,786	0.3%
Non-current assets	1,505,094	1,507,087	(0.1)%
Current liabilities	309,154	316,222	(2.2)%
Non-current liabilities	871,000	996,760	(12.6)%
Temporary equity	215,693	207,890	3.8%
CME Ltd. shareholders’ equity	565,121	440,108	28.4%
Noncontrolling interests in consolidated subsidiaries	$168	$893	(81.2)%
Current assets: Current assets at June 30, 2014 increased by US$ 1.3 million compared to December 31, 2013, primarily as a result of increased acquired program rights as the content becomes available for its first broadcast and scheduled for airing which was partially offset by lower cash resulting from the settlement of payables and fewer assets held for sale reflecting the sale of Bontonfilm in the second quarter of 2014.
Non-current assets: Non-current assets at June 30, 2014 decreased by US$ 2.0 million compared to December 31, 2013, primarily due to a decrease in produced program rights as previously produced and not released content was broadcast in the period and lower property, plant, and equipment and amortizing intangible assets. These decreases were largely offset by increased non-cash capitalized debt costs due to our issuance of equity-classified warrants in connection with the Framework Agreement.
Current liabilities: Current liabilities at June 30, 2014 decreased by US$ 7.1 million compared to December 31, 2013, primarily due to the payment of accrued interest related to the 2016 Fixed Rate Notes upon redemption and lower current interest expense as the interest on the 2017 PIK Notes is classified as long-term as it must be paid in-kind until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes; and lower trade payables and programming liabilities. These decreases were partially offset by higher deferred revenue due to customer prepayments and an accrual related to a fine the competition agency in Slovenia is seeking to impose, which was accrued in the second quarter of 2014 (see Item 1, Note 20, "Commitments and Contingencies").
Non-current liabilities: Non-current liabilities at June 30, 2014 decreased by US$ 125.8 million compared to December 31, 2013, primarily due to lower carrying values of our Senior Debt following the completion of the Rights Offering and related financing transactions.
Temporary equity: Temporary equity at June 30, 2014 increased by US$ 7.8 million compared to December 31, 2013, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity increased by US$ 125.0 million compared to December 31, 2013. This reflects the increase in additional paid-in capital as as result of the issuance of the 2014 Warrants. The increase was partially offset by comprehensive loss attributable to CME Ltd. of US$ 107.4 million during the six months ended June 30, 2014 and accretion of the preferred dividend paid in-kind on our Series B Preferred Shares of US$ 7.8 million. We recognized stock-based compensation charges of US$ 0.6 million during the six months ended June 30, 2014.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2014 decreased US$ 0.7 million compared to December 31, 2013, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 15.8 million during the six months ended June 30, 2014. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2014	2013
Net cash used in continuing operating activities	$(16,916)	$(37,250)
Net cash used in continuing investing activities	(14,054)	(14,544)
Net cash provided by continuing financing activities	15,940	61,471
Net cash used in discontinued operations	(752)	(986)
Impact of exchange rate fluctuations on cash	(18)	(3,477)
Net (decrease) / increase in cash and cash equivalents	$(15,800)	$5,214
Operating Activities
Cash used in operations during the six months ended June 30, 2014 was US$ 16.9 million, compared to cash used by operations of US$ 37.3 million during the six months ended June 30, 2013. The improvement over the prior period was primarily due to the higher revenue and OIBDA performance as compared to the same period in the prior year. The operating cash flows for the six months ended June 30, 2014 reflect the payments we have been making to suppliers of foreign programming in order to improve our payables position. We paid interest of US$ 52.8 million during the six months ended June 30, 2014 compared to US$ 66.0 million during the six months ended June 30, 2013 due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013.
Investing Activities
Our net cash used in investing activities of US$ 14.1 million and US$ 14.5 million for the six months ended June 30, 2014 and 2013, respectively, related to capital expenditures.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2014 was US$ 15.9 million compared to US$ 61.5 million during the six months ended June 30, 2013. The amount of net cash provided by financing activities in the six months ended June 30, 2014 primarily reflected the proceeds of the Rights Offering and related financing transactions concluded in the second quarter of 2014, partially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes. The amount of net cash used in financing activities in the six months ended June 30, 2013 reflected the proceeds from the public and private equity offerings partially offset by the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013.
Discontinued Operations
Net cash used in discontinued operations during the six months ended June 30, 2014 was US$ 0.8 million compared to US$ 1.0 million during the six months ended June 30, 2013 which represents the net cash flows used in the operations of Bontonfilm, Pro Video Romania and Pro Video Hungary.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. From May 2, 2014, we also have available the 2017 Revolving Credit Facility in the aggregate principal amount of US$ 115.0 million which we intend to draw upon as necessary to improve our payables position (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2014 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,023,737	$571	$261,199	$759,343	$2,624
Long-term debt – interest	416,331	43,120	66,695	306,516	—
Unconditional purchase obligations	234,083	94,333	114,525	25,039	186
Operating leases	20,941	5,072	4,995	2,798	8,076
Capital lease obligations	4,213	1,203	1,819	913	278
Other long-term obligations	57,577	24,398	25,725	7,357	97
Total contractual obligations	$1,756,882	$168,697	$474,958	$1,101,966	$11,261
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at June 30, 2014. Interest on the 2017 PIK Notes and the 2017 Term Loan assumes interest will be paid in-kind at each interest payment date up to maturity on December 1, 2017.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2014, we had commitments in respect of future programming of US$ 229.5 million. This includes contracts signed with license periods starting after June 30, 2014.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 20, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations include US$ 57.6 million of digital transmission commitments.
Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria. If consummated, we would own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.

Index

IV (d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012, 2013 and the six months ended June 30, 2014 despite the implementation of aggressive working capital initiatives. During 2012, 2013 and the six months ended June 30, 2014, our cash flows from operating activities were insufficient to cover operating expenses and interest payments and required us to seek other capital resources to fund our operations, our debt service and other obligations.
On May 2, 2014, we closed the Rights Offering and certain related financing transactions with Time Warner and received net proceeds, after deducting fees and expenses, of approximately US$ 386.6 million, in addition to the US$ 30.0 million of proceeds from the 2017 Term Loan (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"). We have applied the net proceeds, together with a portion of the proceeds from the 2017 Term Loan, to discharge the 2016 Fixed Rate Notes on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively.
These financing transactions have significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness and provide sufficient liquidity to fund our operations and relieve pressure on our working capital position. Based on our current projections, these transactions position the Company to be free cash flow positive beginning for the year ended December 31, 2015, and we expect to use this positive free cash flow to repay the amounts drawn under the 2017 Revolving Credit Facility such that the entire balance drawn is repaid at or prior to its maturity on December 1, 2017.
We continue to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs and restructuring efforts. Following the closing of the Rights Offering and related financing transactions on May 2, 2014, we have been making payments to suppliers of foreign programming in order to improve our payables position. We expect to continue to reduce our programming liabilities during the remainder of 2014, utilizing the liquidity available to us under the 2017 Revolving Credit Facility as necessary (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As a result, we expect negative free cash flow for the full year 2014 in an amount exceeding that of 2013 despite the expectation of significantly improved revenue and OIBDA performance in 2014.
With our current cash balances and available liquidity, we believe we will have adequate cash resources to meet our debt service and other financial obligations for the next twelve months.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Services and B- by Standard & Poor's, both with negative outlook . Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 Fixed Rate Notes and 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange, determination of the fair value of financial instruments, contingencies and discontinued operations. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of changes in accounting estimates since December 31, 2013 and recently issued accounting standards not yet adopted.

Index

Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses. In 2013, we expressed our commitment to focusing on our core broadcasting assets and seeking alternatives, including potential divestiture, of our non-core assets. We continue to assess the status of our non-core assets and if we ultimately divest these assets, it is possible that we may recognize losses on their disposal, which may be material.
Fair Value Estimates
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, including the Initial Warrants and the Unit Warrants (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"), we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 12, "Financial Instruments and Fair Value Measurements"). The assumptions used in the determination of the fair value of our financial instruments is highly subjective and had we made different assumptions, the fair value of our financial instruments, including the Initial Warrants and the Unit Warrants, could have been materially different.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
The table below sets forth our market risk sensitive instruments as at June 30, 2014:

Expected Maturity Dates	2014	2015	2016	2017	2018	Thereafter
Total debt in Euro (000's)
Fixed rate	—	—	—	240,000	—	—
Average interest rate (%)	—	—	—	9.0%	—	—

Total debt in US$ (000's)
Fixed rate	—	261,034	—	430,727	—	—
Average interest rate (%)	—	5.0%	—	15.0%	—	—
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
We have not attempted to hedge the 2017 Fixed Rate Notes and therefore may continue to experience significant gains and losses on the translation of the 2017 Fixed Rate Notes into dollars due to movements in exchange rates between the Euro and the dollar.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
General
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations, including the proceeding described below.  We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or consolidated financial statements.
Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. In order to impose a fine, the CPA would need to commence a new proceeding. In May 2014, Pro Plus received notice that the CPA commenced a proceeding regarding the imposition of a fine. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million (approximately US$ 6.9 million). Pro Plus intends to appeal the decision. No fine is payable during the pendency of such an appeal.

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
Risks Relating to Our Financial Position
We continue to face significant liquidity constraints.
Our revenues declined significantly in 2013 compared to 2012 as attempts to increase television advertising prices in 2013 were met with significant resistance from certain advertisers and agencies in the Czech Republic. While Czech advertising revenues increased in the three and six months ended June 30, 2014 as compared to the same periods in the prior year, and we expect a significant improvement in Czech advertising revenues for the full year 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. We anticipate a similar trend in our consolidated results for 2014, and expect to build upon them in 2015. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations. The need to improve our payables position will result in increased operating cash outflows during 2014 compared to 2013, which we intend to fund with the 2017 Revolving Credit Facility as necessary. If there are unanticipated developments that have a negative impact on our liquidity, we are able to borrow only limited additional funds under the indentures governing the 2017 Fixed Rate Notes and 2017 PIK Notes or under the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement. In addition, if there is not a sustained recovery in our television advertising markets or our financial performance does not improve, we may not be able to fund our business strategies and initiatives or meet our debt service obligations, including the 2015 Convertible Notes.
Our operating results will continue to be adversely affected if we cannot generate strong advertising sales.
We generate most of our revenues from the sale of advertising airtime on our television channels. In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other distribution platforms, seasonal trends in the advertising market, changing preferences in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it may create further economic uncertainty that reduces advertising spending.
The reduction in advertising spending in our markets over the past few years has had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues in 2013 compared to 2012. While Czech advertising revenues increased in the three and six months ended June 30, 2014 as compared to the same periods in the prior year, and we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to our price increases and the discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. The significant decline in advertising sales has had and, if continuing, could have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will be on better terms than those of such indebtedness being refinanced. Following the issuances of the 2017 PIK Notes and the drawdown of the 2017 Term Loan as well as any drawdown of the 2017 Revolving Credit Facility, we have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015. In addition, the acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A Common Stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. If we were unable to repurchase or refinance our indebtedness on acceptable terms or at all, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. GDP and private consumption weakened during 2012 due to continuing concerns regarding Europe’s sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. After adjusting for inflation, we estimate that GDP in our territories remained flat overall during 2013 compared to 2012. While real GDP is estimated to have grown slightly in our markets in the first half of 2014, we cannot predict if this represents the start of a recovery or how long it will last. Economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking sector problems and ongoing political instability contributed to a significant increase of the country’s sovereign risk. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors’ funds. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate the substantial majority of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and direct-to-home (“DTH”) operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. While we were successful in increasing carriage fees in Romania and Bulgaria, carriage fee negotiations in the Czech Republic during 2013 did not advance to the extent that we had expected and are ongoing. Some cable and DTH operators have suspended the broadcast of our channels during negotiations to implement our carriage fees strategy, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which places additional pressures on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may also have an adverse impact on our results of operations and cash flows.
Our debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the 2015 Convertible Notes, the 2017 Fixed Rate Notes, the 2017 PIK Notes, the 2017 Term Loan, which will increase when we draw the 2017 Revolving Credit Facility. In addition, although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, which will reduce our cash interest costs in the near term, the 2017 PIK Notes and the 2017 Term Loan accrue interest at a significantly higher rate than the 2017 Fixed Rate Notes and the 2015 Convertible Notes that we will be required to be repaid in cash by their maturity date. Accordingly, the payment of interest expense in-kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures, we and our restricted subsidiaries are restricted under the 2017 Fixed Rate Notes, the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan and the 2017 Revolving Credit Facility in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage. Servicing our high level of debt may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Following a downgrade in September 2013, Moody’s Investors Services rates our corporate credit as Caa1 and the 2017 Fixed Rate Notes as B1, with a negative outlook. Standard & Poor’s rates our corporate credit B- and the 2017 Fixed Rate Notes B- , with a negative outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our refinancing of the 2016 Fixed Rate Notes has extended the maturity profile of our indebtedness and will reduce our cash interest costs. However, we may be subject to further downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are further lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.

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
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we expanded the scope of our restructuring plans announced last year to operate with a more effective cost base and incurred charges in 2013 of approximately US$ 18.6 million. We also incurred total severance costs of approximately US$ 7.1 million during the third and fourth quarters of 2013. We have continued to pursue restructuring initiatives in 2014 and currently expect to incur total restructuring charges of US$ 9.0 million in 2014. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other necessary resources and changes in audience tastes in our markets as well as from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs,. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming, as was the case in certain of our operating segments in 2013. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video streaming sites, increasing the risk of online transmission of our content without consent. The proliferation of such sites broadcasting content pirated from us could result in a reduction of revenues that we receive from the legitimate distribution of our content, including through video-on-demand and other services. Protection of our intellectual property is in large part dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.
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
Countries in which we have operations have been migrating from analog terrestrial broadcasting to DTT broadcasting. Bulgaria, Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. In Romania, which is in an early stage of migration, completion is expected by 2015. We cannot predict whether our Romanian operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required once the digital switchover in Romania is completed. We also cannot predict the full effect of the migration to DTT broadcasting on our existing operations or the take up of DTT broadcasting by audiences in those markets. Substantial investment and the commitment of substantial other resources has been required to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not receive an adequate return on such investment if the take up of DTT broadcasting is lower than expected.
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
In certain of our markets, the officers, general directors, other members of the management or employees of our operating companies have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the 2017 Fixed Rate Notes and the 2017 PIK Notes or the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A Common Stock, holding 61,407,775 unregistered shares of Class A Common Stock, and also holds one share of Series A Preferred Stock, 200,000 shares of Series B Preferred Stock and warrants to acquire 100,926,996 shares of our Class A Common Stock (the "TW Warrants") The share of Series A Preferred Stock is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A Common Stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A Common Stock. The shares of Series B Preferred Stock are convertible into shares of Class A Common Stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions) at a conversion price of US$ 2.42, subject to adjustment in the event of equity issuances at a price per share less than this conversion price, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013. The initial stated value of US$ 1,000 per share of the Series B Preferred Stock accretes at a rate of 7.5% per annum, compounded quarterly, for the first three years from the date of issuance and 3.75% per annum, compounded quarterly, for the fourth and fifth years. As of June 30, 2014, the 200,000 shares of Series B Preferred Stock were convertible into 88,967,569 shares of Class A Common Stock. The TW Warrants are convertible into shares of Class A Common Stock at an exercise price of US$ 1.00 per share from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such Warrants prior to May 2, 2016, at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act). Time Warner has registration rights with respect to all its shares of Class A Common Stock now held or hereafter acquired by Time Warner. Furthermore, there are additional unregistered or restricted shares of our Class A Common Stock outstanding, as well as securities convertible into shares of Class A Common Stock, that may enter into trading.

Index

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
Time Warner is able to exercise voting power in us with respect to 49.6% of our outstanding shares of Class A Common Stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants to Time Warner, the aggregate economic interest of Time Warner in us is approximately 75.1%, (without giving effect to the accretion of the Series B Preferred Stock after June 30, 2014). In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
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

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01+	Form of Restricted Stock Unit Award Agreement (time-based vesting).

10.02+	Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, dated June 5, 2014.

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	July 30, 2014	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01+	Form of Restricted Stock Unit Award Agreement (time-based vesting).

10.02+	Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, dated June 5, 2014.

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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