Form 10-Q
period 2014-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2014-10-30
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2014
Class A Common Stock, par value $0.08	135,335,258

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2014

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$72,681	$103,624
Accounts receivable, net (Note 7)	130,106	174,081
Program rights, net (Note 6)	117,632	109,238
Other current assets (Note 8)	44,050	45,182
Assets held for sale (Note 3)	1,110	22,661
Total current assets	365,579	454,786
Non-current assets
Property, plant and equipment, net (Note 9)	172,383	198,292
Program rights, net (Note 6)	248,276	288,344
Goodwill (Note 4)	714,824	782,870
Broadcast licenses and other intangible assets, net (Note 4)	194,997	223,815
Other non-current assets (Note 8)	57,712	13,766
Total non-current assets	1,388,192	1,507,087
Total assets	$1,753,771	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$222,154	$290,377
Current portion of long-term debt and other financing arrangements (Note 5)	1,034	2,111
Other current liabilities (Note 11)	32,736	16,629
Liabilities held for sale (Note 3)	1,110	7,105
Total current liabilities	257,034	316,222
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	805,839	962,943
Other non-current liabilities (Note 11)	63,532	33,817
Total non-current liabilities	869,371	996,760
Commitments and contingencies (Note 20)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2013 - 200,000) (Note 13)	219,770	207,890
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2013 – one)	—	—
135,335,258 shares of Class A Common Stock of $0.08 each (December 31, 2013 – 134,837,442)	10,827	10,787
Nil shares of Class B Common Stock of $0.08 each (December 31, 2013 – nil)	—	—
Additional paid-in capital	1,932,722	1,704,066
Accumulated deficit	(1,415,407)	(1,262,916)
Accumulated other comprehensive loss	(120,954)	(11,829)
Total CME Ltd. shareholders’ equity	407,188	440,108
Noncontrolling interests	408	893
Total equity	407,596	441,001
Total liabilities and equity	$1,753,771	$1,961,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$140,149	$130,988	$496,256	$437,214
Operating expenses:
Content costs	76,582	90,555	259,435	276,465
Other operating costs	25,823	30,938	82,593	92,731
Depreciation of property, plant and equipment	8,496	8,557	26,091	27,630
Amortization of broadcast licenses and other intangibles (Note 4)	3,081	3,791	9,592	11,418
Cost of revenues	113,982	133,841	377,711	408,244
Selling, general and administrative expenses	34,465	36,888	110,294	103,467
Restructuring costs (Note 15)	342	4,192	8,628	8,890
Operating loss	(8,640)	(43,933)	(377)	(83,387)
Interest income	59	166	354	579
Interest expense (Note 16)	(37,103)	(23,816)	(104,112)	(87,002)
Loss on extinguishment of debt (Note 5)	—	—	(24,161)	(23,115)
Foreign currency exchange (loss) / gain, net	(6,018)	43,711	(6,410)	8,906
Change in fair value of derivatives (Note 12)	—	—	2,311	104
Other income / (expense), net	22	(232)	(1,746)	(657)
Loss from continuing operations before tax	(51,680)	(24,104)	(134,141)	(184,572)
(Provision) / credit for income taxes	(658)	2,296	(948)	13,609
Loss from continuing operations	(52,338)	(21,808)	(135,089)	(170,963)
Loss from discontinued operations, net of tax (Note 3)	(144)	(1,465)	(18,532)	(2,361)
Net loss	(52,482)	(23,273)	(153,621)	(173,324)
Net loss attributable to noncontrolling interests	344	182	1,130	995
Net loss attributable to CME Ltd.	$(52,138)	$(23,091)	$(152,491)	$(172,329)

Net loss	$(52,482)	$(23,273)	$(153,621)	$(173,324)
Currency translation adjustment	(101,543)	70	(108,480)	(8,874)
Comprehensive loss	(154,025)	(23,203)	(262,101)	(182,198)
Comprehensive (income) / loss attributable to noncontrolling interests	(240)	339	485	1,103
Comprehensive loss attributable to CME Ltd.	$(154,265)	$(22,864)	$(261,616)	$(181,095)

PER SHARE DATA (Note 18):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.38)	$(0.17)	$(1.00)	$(1.46)
Continuing operations attributable to CME Ltd. - Diluted	$(0.38)	$(0.17)	$(1.00)	$(1.46)
Discontinued operations attributable to CME Ltd. - Basic	$(0.00)	$(0.01)	$(0.12)	$(0.02)
Discontinued operations attributable to CME Ltd. - Diluted	$(0.00)	$(0.01)	$(0.12)	$(0.02)
Net loss attributable to CME Ltd. – Basic	$(0.38)	$(0.18)	$(1.12)	$(1.48)
Net loss attributable to CME Ltd. – Diluted	$(0.38)	$(0.18)	$(1.12)	$(1.48)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,610	145,695	146,477	118,944
Diluted	146,610	145,695	146,477	118,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	990	—	—	—	990
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock-based compensation	—	—	497,816	40	—	—	(40)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(11,880)	—	—	—	(11,880)
Net loss	—	—	—	—	—	—	—	(152,491)	—	(1,130)	(153,621)
Currency translation adjustment	—	—	—	—	—	—	—	—	(109,125)	645	(108,480)
BALANCE September 30, 2014	1	$—	135,335,258	$10,827	—	$—	$1,932,722	$(1,415,407)	$(120,954)	$408	$407,596

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	3,886	—	—	—	3,886
Share issuance, net	—	—	57,132,931	4,571	—	—	147,082	—	—	—	151,653
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Share issuance, stock-based compensation	—	—	171,125	14	—	—	(14)	—	—	—	—
Preferred dividend paid in-kind	—	—	—	—	—	—	(4,032)	—	—	—	(4,032)
Dividends	—	—	—	—	—	—	—	—	—	(445)	(445)
Acquisition of noncontrolling interests	—	—					(261)			261	—
Net loss	—	—	—	—	—	—	—	(172,329)	—	(995)	(173,324)
Currency translation adjustment	—	—	—	—	—	—	—	—	(8,766)	(108)	(8,874)
BALANCE September 30, 2013	1	$—	134,489,185	$10,759	—	$—	$1,705,663	$(1,157,594)	$37,384	$3,919	$600,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,621)	$(173,324)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	18,532	2,361
Amortization of program rights	251,754	269,948
Depreciation and other amortization	62,486	47,584
Loss on extinguishment of debt (Note 5)	24,161	23,115
Loss on disposal of fixed assets	949	110
Stock-based compensation (Note 17)	990	3,886
Change in fair value of derivatives (Note 12)	—	(104)
Foreign currency exchange gain, net	(851)	(8,906)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	31,701	46,199
Accounts payable and accrued liabilities	(12,191)	11,943
Program rights	(287,854)	(266,789)
Other assets	1,097	(2,728)
Accrued interest	23,424	(9,183)
Income taxes payable	2,429	(6,307)
Deferred revenue	13,790	17,808
Deferred taxes	284	(11,562)
VAT and other taxes payable	4,503	1,214
Net cash used in continuing operating activities	$(18,417)	$(54,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(20,376)	$(20,884)
Disposal of property, plant and equipment	162	246
Net cash used in continuing investing activities	$(20,214)	$(20,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Debt	$221,374	$—
Repayments of Senior Debt	(400,673)	(310,322)
Debt transaction costs	(12,779)	(785)
Change in restricted cash	—	20,467
Proceeds from credit facilities	16,824	826
Payment of credit facilities and capital leases	(1,370)	(1,715)
Issuance of common stock	—	157,116
Issuance of common stock warrants	191,825	—
Issuance of preferred stock	—	200,000
Equity issuance costs	—	(5,410)
Dividends paid to holders of noncontrolling interests	(46)	(273)
Net cash provided by continuing financing activities	$15,155	$59,904

Net cash used in discontinued operations - operating activities	(673)	(1,047)
Net cash (used in) / provided by discontinued operations - financing activities	(107)	273

Impact of exchange rate fluctuations on cash and cash equivalents	(6,687)	(434)
Net decrease in cash and cash equivalents	$(30,943)	$(16,677)
CASH AND CASH EQUIVALENTS, beginning of period	103,624	138,679
CASH AND CASH EQUIVALENTS, end of period	$72,681	$122,002

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$11,880	$4,032
Interest paid in-kind	727	—
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
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY. We own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, adjusted for discontinued operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014. Our significant accounting policies have not changed since December 31, 2013, except as noted below.
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
During the first quarter of 2014, we concluded a comprehensive review of the future benefit of program rights and of the appropriateness of our program rights policy. We perform our review on a triennial basis or when events occur or circumstances change that would so require. This triennial review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for acquired program rights with an estimated two or three runs was still appropriate. However, we estimate that the first run of our own-produced program rights library will generate more value relative to subsequent runs than our previous estimate. As a result, the prospective change in estimate had following impacts on results for three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
(Decrease) / increase in content costs	$(1,540)	$4,270
(Decrease) / increase in loss from continuing operations	(1,540)	4,270
(Decrease) / increase in net loss attributable to CME Ltd.	(1,540)	4,270

PER SHARE DATA:
(Decrease) / increase in loss from continuing operations - basic and diluted	$(0.01)	$0.03
(Decrease) / increase in net loss attributable to CME Ltd. - basic and diluted	(0.01)	0.03
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
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Bontonfilm
On June 6, 2014, we completed the sale of Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit. We classified Bontonfilm as held for sale in our condensed consolidated balance sheets and as a discontinued operation in our condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented. The proceeds from the sale were not material.
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
The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Assets held for sale
Cash and cash equivalents	$515	$1,372
Accounts receivable, net	1,330	10,496
Inventory	1,357	5,863
Other assets	2,052	4,930
Total assets held for sale	5,254	22,661
Fair value adjustment	(4,144)	—
Assets held for sale, net	$1,110	$22,661

Liabilities held for sale
Accounts payable and accrued liabilities	$1,056	$6,029
Other liabilities	54	1,076
Total liabilities held for sale	$1,110	$7,105
Loss from discontinued operations, net of taxes, comprised the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$1,362	$4,850	$9,765	$15,911

Loss from discontinued operations before income taxes	(284)	(1,140)	(2,207)	(2,492)
Credit / (provision) for income taxes	(13)	(325)	18	131
Loss from discontinued operations, net of taxes, before loss on sale	(297)	(1,465)	(2,189)	(2,361)
Gain / (loss) on sale of divested businesses, net of taxes (1)	153	—	(16,343)	—
Loss from discontinued operations, net of taxes	$(144)	$(1,465)	$(18,532)	$(2,361)

(1)	Amount includes the loss on the sale of Bontonfilm and the fair value adjustment required to measure assets held for sale at fair value less costs to sell of our Pro Video businesses.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2014 and December 31, 2013 is summarized as follows:

	Gross Balance, December 31, 2013	Accumulated Impairment Losses	Balance, December 31, 2013	Foreign Currency	Balance, September 30, 2014	Accumulated Impairment Losses	Gross Balance, September 30, 2014
Bulgaria	$179,609	$(144,639)	$34,970	$(3,043)	$31,927	$(144,639)	$176,566
Croatia	11,149	(10,454)	695	(55)	640	(10,454)	11,094
Czech Republic	876,447	(287,545)	588,902	(52,834)	536,068	(287,545)	823,613
Romania	109,028	(11,028)	98,000	(6,832)	91,168	(11,028)	102,196
Slovak Republic	60,303	—	60,303	(5,282)	55,021	—	55,021
Slovenia	19,400	(19,400)	—	—	—	(19,400)	19,400
Total	$1,255,936	$(473,066)	$782,870	$(68,046)	$714,824	$(473,066)	$1,187,890
Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at September 30, 2014 and December 31, 2013 are summarized as follows:

		Amortized Intangible Assets
	Trademarks	Broadcast Licenses	Customer Relationships	Other	Total
BALANCE December 31, 2013	$112,477	$97,807	$12,042	$1,489	$223,815
Amortization	—	(6,488)	(2,879)	(225)	(9,592)
Disposal	—	—	—	(683)	(683)
Foreign currency movements	(9,375)	(8,302)	(820)	(46)	(18,543)
BALANCE September 30, 2014	$103,102	$83,017	$8,343	$535	$194,997
Our broadcast licenses above represents our license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license, which is 2025.
Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. Trademarks have an indefinite life.
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Gross value	$289,325	$318,600
Accumulated amortization	(197,430)	(207,262)
Net book value of amortized intangible assets	91,895	111,338
Indefinite-lived trademarks	103,102	112,477
Total broadcast licenses and other intangible assets, net	$194,997	$223,815
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2014	December 31, 2013
Senior debt	$782,176	$956,956
Total credit facilities and capital leases	24,697	8,098
Total long-term debt and other financing arrangements	806,873	965,054
Less: current maturities	(1,034)	(2,111)
Total non-current long-term debt and other financing arrangements	$805,839	$962,943

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
We applied the net proceeds of the Rights Offering and related financing transactions and a portion of the 2017 Term Loan to discharge the indenture governing the 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million, at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million, at transaction date exchange rates), respectively. We recognized a loss on extinguishment of the 2016 Fixed Rate Notes of US$ 24.2 million upon redemption.
Overview
Total senior debt and credit facilities comprised the following at September 30, 2014:

	Principal Amount of Liability Component	Unamortized (Discount) / Premium	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(12,217)	$248,817	$11,907
2017 Fixed Rate Notes	301,992	4,215	306,207	—
2017 PIK Notes (1)	400,000	(172,848)	227,152	178,626
2017 Term Loan (2) (3)	30,727	(12,774)	17,953	13,199
2017 Revolving Credit Facility (3)	—	—	—	50,596
Other credit facilities (4)	3,580	(491)	3,089	—
Total senior debt and credit facilities	$997,333	$(194,115)	$803,218

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

(3)
The equity component of the 2017 Term Loan and 2017 Revolving Credit Facility represents the fair value ascribed to the Initial Warrants (see Note 14, "Equity") based on the relative borrowing capacity of these facilities. The fair value is accounted for as a discount on the 2017 Term Loan, which is being amortized over the life of the 2017 Term Loan using the effective interest method; and as debt issuance costs for the 2017 Revolving Credit Facility, which are being amortized on a straight-line basis over the lives of the respective instruments.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Senior Debt
Our senior debt comprised the following at September 30, 2014 and December 31, 2013:

	Carrying Amount
	September 30, 2014	December 31, 2013
2015 Convertible Notes	$248,817	$241,193
2016 Fixed Rate Notes	—	379,182
2017 Fixed Rate Notes	306,207	336,581
2017 PIK Notes	227,152	—
	$782,176	$956,956
Convertible Notes
2015 Convertible Notes
As at September 30, 2014, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”), outstanding was US$ 261.0 million.
Interest is payable semi-annually in arrears on each May 15 and November 15. The 2015 Convertible Notes mature on November 15, 2015. The fair value of the liability component of the 2015 Convertible Notes as at September 30, 2014 of US$ 255.5 million (December 31, 2013: US$ 237.0 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at September 30, 2014, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2013	$261,034	$(19,841)	$241,193	$11,907
Amortization of debt issuance discount	—	7,624	7,624	—
BALANCE September 30, 2014	$261,034	$(12,217)	$248,817	$11,907
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
Fixed Rate Notes
2017 Fixed Rate Notes
As at September 30, 2014, the principal amount of the 9.0% Senior Secured Notes due 2017 ("the 2017 Fixed Rate Notes") outstanding was EUR 240.0 million (approximately US$ 302.0 million).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Interest is payable semi-annually in arrears on each May 1 and November 1. The 2017 Fixed Rate Notes mature on November 1, 2017. The fair value of the 2017 Fixed Rate Notes as at September 30, 2014 of US$ 312.9 million (December 31, 2013: US$ 344.2 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
2017 PIK Notes
As at September 30, 2014, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 400.0 million. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2014, which the Company must pay in-kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in-kind. The 2017 PIK Notes mature on December 1, 2017. The fair value of the 2017 PIK Notes as at September 30, 2014 of US$ 424.9 million was calculated by a combination of trade history of the 2017 PIK Notes in a market that is not active and based on comparable instruments that trade in markets that are active. These measurements of estimated fair value both use Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at September 30, 2014.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Credit Facilities and Capital Lease Obligations
Credit facilities and capital lease obligations comprised the following at September 30, 2014 and December 31, 2013:

		September 30, 2014	December 31, 2013
2017 Term Loan	(a)	$17,953	$—
2017 Revolving Credit Facility	(b)	—	—
Credit facilities	(c) – (e)	3,089	3,755
Capital leases		3,655	4,343
Total credit facilities and capital leases		24,697	8,098
Less: current maturities		(1,034)	(2,111)
Total non-current credit facilities and capital leases		$23,663	$5,987

(a)
As at September 30, 2014, the principal amount outstanding of the 15.0% term loan facility due 2017 (the "2017 Term Loan") was US$ 30.7 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount plus interest for which we made an election to pay in-kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in-kind. The 2017 Term Loan matures on December 1, 2017. The fair value of the 2017 Term Loan as at September 30, 2014 of US$ 32.3 million was determined based on comparable instruments that trade in markets that are active. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

The 2017 Term Loan is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The terms of the 2017 Term Loan contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The 2017 Term Loan also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has more restrictive provisions, including covenants in respect of incurring indebtedness, the provision of guarantees, making investments and granting security and certain events of defaults, than corresponding provisions contained in the indenture governing the 2017 Fixed Rate Notes and the 2017 PIK Notes.
Under the terms of the 2017 Term Loan, we are permitted to prepay the 2017 Term Loan in whole, but not in part, subject to the concurrent repayment and discharge of the 2017 PIK Notes.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at September 30, 2014.

(b)
As at September 30, 2014, we had no drawings outstanding under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 13.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 14.0%, which the Company may pay in cash or in-kind by adding such accrued interest to the applicable principal amount drawn under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility matures on December 1, 2017.

The 2017 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants are substantially the same as under the 2017 Term Loan.
Each borrowing under the 2017 Revolving Credit Facility must be in integral multiples of US$ 1.0 million and not less than US$ 20.0 million. The 2017 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.

(c)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2014, we had deposits of US$ 21.0 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2013, we had deposits of US$ 21.8 million in and drawings of US$ 0.8 million on the BMG cash pool.

(d)
As at September 30, 2014 and December 31, 2013, there were no drawings outstanding under a CZK 910.0 million (approximately US$ 41.6 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 910.0 million (approximately US$ 41.6 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(e)
At September 30, 2014, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.6 million) (December 31, 2013, RON 12.5 million, approximately US$ 3.6 million based on September 30, 2014 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At September 30, 2014, we had 15 loans outstanding with the CNC with maturity dates ranging from 2014 to 2024. The carrying amounts at September 30, 2014 and December 31, 2013 are net of a fair value adjustment of US$ 0.5 million and US$ 0.6 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At September 30, 2014, the maturity of our senior debt and credit facilities was as follows:

2014	$—
2015	261,034
2016	—
2017	733,113
2018	485
2019 and thereafter	2,701
Total senior debt and credit facilities	997,333
Net discount	(194,115)
Carrying amount of senior debt and credit facilities	$803,218
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2014:

2014	$307
2015	1,117
2016	898
2017	739
2018	409
2019 and thereafter	426
Total undiscounted payments	3,896
Less: amount representing interest	(241)
Present value of net minimum lease payments	$3,655

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Program rights:
Acquired program rights, net of amortization	$256,707	$266,352
Less: current portion of acquired program rights	(117,632)	(109,238)
Total non-current acquired program rights	139,075	157,114
Produced program rights – Feature Films:
Released, net of amortization	6,728	6,529
Completed and not released	—	550
In production	242	1,600
Development and pre-production	572	804
Produced program rights – Television Programs:
Released, net of amortization	65,928	76,984
Completed and not released	11,811	24,755
In production	21,331	17,109
Development and pre-production	2,589	2,899
Total produced program rights	109,201	131,230
Total non-current acquired program rights and produced program rights	$248,276	$288,344
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unrelated customers	$147,414	$189,082
Less: allowance for bad debts and credit notes	(17,405)	(16,191)
Related parties	182	1,479
Less: allowance for bad debts and credit notes	(85)	(289)
Total accounts receivable	$130,106	$174,081
At September 30, 2014, there were CZK 155.4 million (approximately US$ 7.1 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.6 million based on September 30, 2014 rates) of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Current:
Prepaid acquired programming	$25,277	$22,566
Other prepaid expenses	7,212	6,617
Deferred tax	5,451	1,483
VAT recoverable	3,167	4,465
Income taxes recoverable	391	3,236
Restricted cash	113	606
Other	2,439	6,209
Total other current assets	$44,050	$45,182

	September 30, 2014	December 31, 2013
Non-current:
Capitalized debt costs	$54,692	$9,272
Deferred tax	705	829
Other	2,315	3,665
Total other non-current assets	$57,712	$13,766
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method. The increase in capitalized debt costs from December 31, 2013 is primarily due to the issuance of the Initial Warrants pursuant to the Framework Agreement, a portion of which is accounted for as capitalized debt costs related to the 2017 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land and buildings	$161,439	$174,144
Machinery, fixtures and equipment	195,960	214,066
Other equipment	39,620	42,680
Software licenses	59,087	60,114
Construction in progress	8,200	11,836
Total cost	464,306	502,840
Less: Accumulated depreciation	(291,923)	(304,548)
Total net book value	$172,383	$198,292

Assets held under capital leases (included in the above)
Land and buildings	$4,398	$4,778
Machinery, fixtures and equipment	3,540	4,740
Total cost	7,938	9,518
Less: Accumulated depreciation	(3,088)	(3,741)
Total net book value	$4,850	$5,777

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2014 and 2013 is comprised of:

	For the Nine Months Ended September 30,
	2014	2013
Opening balance	$198,292	$206,310
Additions	16,538	16,184
Disposals	(1,111)	(351)
Depreciation	(26,091)	(27,630)
Foreign currency movements	(15,245)	2,633
Ending balance	$172,383	$197,146
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$63,996	$83,110
Related party accounts payable	252	478
Programming liabilities	52,002	74,774
Related party programming liabilities	48,314	70,131
Duties and other taxes payable	14,671	12,200
Accrued staff costs	16,930	20,397
Accrued interest payable	16,255	19,516
Related party accrued interest payable	1,174	—
Income taxes payable	303	636
Accrued professional fees	2,024	4,477
Authors’ rights	4,721	2,700
Other accrued liabilities	1,512	1,958
Total accounts payable and accrued liabilities	$222,154	$290,377

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Current:
Deferred revenue	$22,664	$10,973
Deferred tax	1,827	933
Restructuring provision (Note 15)	829	3,305
Legal provision (Note 20)	7,296	1,158
Other	120	260
Total other current liabilities	$32,736	$16,629

	September 30, 2014	December 31, 2013
Non-current:
Deferred tax	$32,262	$31,286
Programming liabilities	5,010	1,962
Related party programming liabilities	103	386
Accrued interest	3,865	—
Related party accrued interest	20,968	—
Other	1,324	183
Total other non-current liabilities	$63,532	$33,817
Non-current accrued interest and non-current related party accrued interest represents interest on the 2017 PIK Notes, which the Company must pay in-kind on a semi-annual basis in arrears on each June 1 and December 1, from December 1, 2014 until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes.
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
The change in fair value of derivatives comprised the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Currency swap	$—	$—	$2,311	$—
Interest rate swap	—	—	—	104
Change in fair value of derivatives	$—	$—	$2,311	$104

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
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
On June 25, 2013, we issued and sold 200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), to TW Investor, for an aggregate purchase price of US$ 200.0 million. As at September 30, 2014 and December 31, 2013, the carrying value of the Series B Preferred Shares was US$ 219.8 million and US$ 207.9 million, respectively.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was US$ 2.42 at September 30, 2014, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above. Holders of the Series B Preferred Shares will have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and nine months ended September 30, 2014 and 2013, we recognized accretion on the Series B Preferred Shares of US$ 4.1 million and US$ 11.9 million; and US$ 3.8 million and US$ 4.0 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized at September 30, 2014 and December 31, 2013.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2014 and December 31, 2013. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2014 and December 31, 2013 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 and 300,000,000 shares of Class A common stock were authorized as at September 30, 2014 and December 31, 2013, respectively, and 15,000,000 shares of Class B common stock were authorized as at September 30, 2014 and December 31, 2013. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135.3 million and 134.8 million shares of Class A common stock outstanding at September 30, 2014 and December 31, 2013, respectively, and no shares of Class B common stock outstanding at September 30, 2014 and December 31, 2013.
As at September 30, 2014, TW Investor owns 45.4% of the outstanding shares of Class A common stock and has a 49.6% voting interest in the Company due to its ownership of the Series A Preferred Share.

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
As at September 30, 2014, warrants to purchase up to 850,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share were also outstanding.
15.    RESTRUCTURING COSTS
Segment Reorganization Plan
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six new operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we incurred restructuring costs to reorganize our businesses through these geographic segments (the "Segment Reorganization Plan"). Actions under the Segment Reorganization Plan were completed as of December 31, 2013; and payments related to these actions were completed by September 30, 2014.
2014 Initiatives
During 2014, we have undertaken further restructuring actions as our new segment management teams seek to optimize their cost base across all departments (the "2014 Initiatives"). We currently expect to incur total restructuring charges, primarily employee termination benefits, under the 2014 Initiatives of approximately US$ 9.0 million, and expect to complete actions by the end of 2014.
Information relating to restructuring by type of cost is as follows:

	Segment Reorganization Plan			2014 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2013	$2,674	$631	$3,305	$—	$—	$—	$3,305
Costs incurred	—	—	—	8,851	337	9,188	9,188
Cash paid	(2,674)	(82)	(2,756)	(8,146)	(126)	(8,272)	(11,028)
Accrual reversal	—	(560)	(560)	—	—	—	(560)
Foreign currency movements	—	11	11	(55)	(32)	(87)	(76)
BALANCE September 30, 2014	$—	$—	$—	$650	$179	$829	$829

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A summary of restructuring charges for the three and nine months ended September 30, 2014 and 2013, by operating segment is as follows:

	For the Three Months Ended September 30,
	2014			2013
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$51	$30	$81	$414	$—	$414
Croatia	—	—	—	62	—	62
Czech Republic	—	—	—	353	9	362
Romania	6	—	6	162	2	164
Slovak Republic	13	—	13	—	—	—
Slovenia	—	—	—	203	—	203
Corporate	—	242	242	2,981	6	2,987
Total restructuring costs	$70	$272	$342	$4,175	$17	$4,192

	For the Nine Months Ended September 30,
	2014				2013
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$3,368	$72	$—	$3,440	$414	$—	$414
Croatia	—	—	—	—	62	—	62
Czech Republic	1,341	—	—	1,341	813	68	881
Romania	3,729	—	—	3,729	162	2	164
Slovak Republic	413	23	(560)	(124)	204	—	204
Slovenia	—	—	—	—	615	—	615
Corporate	—	242	—	242	6,454	96	6,550
Total restructuring costs	$8,851	$337	$(560)	$8,628	$8,724	$166	$8,890
16.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest on senior debt	$25,408	$20,996	$74,714	$78,084
Interest on capital leases and other financing arrangements	1,425	97	2,595	382
	26,833	21,093	77,309	78,466

Amortization of capitalized debt issuance costs	4,155	902	14,216	3,192
Amortization of debt issuance discount and premium, net	6,115	1,821	12,587	5,344
	10,270	2,723	26,803	8,536
Total interest expense	$37,103	$23,816	$104,112	$87,002
We paid cash interest of US$ 52.9 million and US$ 87.1 million during the nine months ended September 30, 2014 and 2013, respectively.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$409	$964	$990	$3,144
Restructuring costs (Note 15)	—	742	—	742
Total stock-based compensation charge	$409	$1,706	$990	$3,886
Stock Options
A summary of option activity for the nine months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	390,500	$27.26	1.40	$—
Forfeited	(114,500)	30.87
Expired	(121,000)	20.48
Outstanding at September 30, 2014	155,000	$29.88	1.17	—
Vested	155,000	29.88	1.17	—
Exercisable at September 30, 2014	155,000	$29.88	1.17	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of September 30, 2014 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2014. This amount changes based on the fair value of our Class A common stock. As at September 30, 2014, there was no unrecognized compensation expense related to stock options.
Restricted Stock Units
Pursuant to the Plan, we may grant RSUs to our employees and non-employee directors. Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with the vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents. The grant date fair value of RSUs is calculated as the closing price of shares of our Class A common stock on the date of grant. For certain awards with market conditions for vesting, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and the correlation coefficient between our common stock and the relevant market index.
The following table summarizes information about unvested RSUs as at September 30, 2014:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,017,622	$3.79
Granted	1,146,489	3.00
Vested	(535,168)	3.95
Forfeited	(228,256)	3.92
Unvested at September 30, 2014	1,400,687	$3.06
As at September 30, 2014, the intrinsic value of unvested RSUs was US$ 3.2 million. Total unrecognized compensation expense related to unvested RSUs as at September 30, 2014 was US$ 3.7 million and is expected to be recognized over a weighted-average period of 3.0 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to CME Ltd.
Net loss	$(52,138)	$(23,091)	$(152,491)	$(172,329)
Less: preferred dividend paid in-kind	4,077	3,785	11,880	4,032
Net loss attributable to CME Ltd. – Basic	$(56,215)	$(26,876)	$(164,371)	$(176,361)

Effect of dilutive securities
Preferred dividend paid in-kind	—	—	—	—
Net loss attributable to CME Ltd. – Diluted	$(56,215)	$(26,876)	$(164,371)	$(176,361)

Weighted average outstanding shares of common stock - basic (1)	146,610	145,695	146,477	118,944
Dilutive effect of employee stock options,RSUs and common stock warrants	—	—	—	—
Weighted average outstanding shares of common stock - diluted	146,610	145,695	146,477	118,944

Net loss per share:
Basic	$(0.38)	$(0.18)	$(1.12)	$(1.48)
Diluted	$(0.38)	$(0.18)	$(1.12)	$(1.48)

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

At September 30, 2014, 1,398,166 (December 31, 2013: 1,425,477) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under our 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to net income at September 30, 2014. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016.

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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2014 and 2013 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at September 30, 2014 and December 31, 2013 for condensed consolidated balance sheet data.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net revenues:	2014	2013	2014	2013
Bulgaria	$17,711	$17,925	$60,899	$58,594
Croatia	10,917	10,938	43,884	40,827
Czech Republic	38,080	35,987	136,412	110,794
Romania	46,839	43,980	157,543	136,011
Slovak Republic	17,679	13,275	60,036	52,198
Slovenia	9,598	10,212	41,444	43,412
Intersegment revenues(1)	(675)	(1,329)	(3,962)	(4,622)
Total net revenues	$140,149	$130,988	$496,256	$437,214
(1)    Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
OIBDA:	2014	2013	2014	2013
Bulgaria	$2,162	$1,601	$5,050	$3,105
Croatia	(549)	16	4,978	3,585
Czech Republic	9,694	(3,269)	33,107	(9,222)
Romania	4,872	(3,347)	22,875	5,834
Slovak Republic	(2,070)	(6,092)	(2,172)	(10,216)
Slovenia	(3,426)	(4,000)	(234)	2,072
Elimination	32	(170)	307	231
Total operating segments	10,715	(15,261)	63,911	(4,611)
Corporate	(7,778)	(16,324)	(21,720)	(39,728)
Total OIBDA	$2,937	$(31,585)	$42,191	$(44,339)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation to condensed consolidated statements of operations and comprehensive income:	2014	2013	2014	2013
Total OIBDA	$2,937	$(31,585)	$42,191	$(44,339)
Depreciation of property, plant and equipment	(8,496)	(8,557)	(26,091)	(27,630)
Amortization of intangible assets	(3,081)	(3,791)	(9,592)	(11,418)
Other items (1)	—	—	(6,885)	—
Operating loss	(8,640)	(43,933)	(377)	(83,387)
Interest expense, net	(37,044)	(23,650)	(103,758)	(86,423)
Loss on extinguishment of debt (Note 5)	—	—	(24,161)	(23,115)
Foreign currency exchange (loss) / gain, net	(6,018)	43,711	(6,410)	8,906
Change in fair value of derivatives	—	—	2,311	104
Other income / (expense), net	22	(232)	(1,746)	(657)
(Provision) / credit for income taxes	(658)	2,296	(948)	13,609
Loss from discontinued operations, net of tax	(144)	(1,465)	(18,532)	(2,361)
Net loss	$(52,482)	$(23,273)	$(153,621)	$(173,324)
(1) Other items for the nine months ended September 30, 2014 is comprised of a fine the competition agency in Slovenia is seeking to impose which was accrued in the second quarter of 2014 (see Note 20, "Commitments and Contingencies").

Total assets(1):	September 30, 2014	December 31, 2013
Bulgaria	$154,869	$172,189
Croatia	61,698	72,301
Czech Republic	837,921	920,630
Romania	397,617	452,876
Slovak Republic	136,921	150,562
Slovenia	75,461	99,619
Total operating segments	1,664,487	1,868,177
Corporate	88,174	71,035
Assets held for sale	1,110	22,661
Total assets	$1,753,771	$1,961,873
(1)    Segment assets exclude any intercompany balances.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Capital Expenditures:	2014	2013	2014	2013
Bulgaria	$695	$502	$1,773	$1,152
Croatia	576	352	1,423	1,086
Czech Republic	1,142	1,031	6,505	6,610
Romania	1,501	1,571	3,614	3,749
Slovak Republic	328	284	1,258	1,272
Slovenia	1,135	996	2,849	3,220
Total operating segments	5,377	4,736	17,422	17,089
Corporate	900	1,351	2,954	3,795
Total capital expenditures	$6,277	$6,087	$20,376	$20,884

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Long-lived assets(1):	September 30, 2014	December 31, 2013
Bulgaria	$12,464	$13,742
Croatia	4,747	6,234
Czech Republic	41,000	47,683
Romania	71,796	81,111
Slovak Republic	16,771	20,299
Slovenia	17,425	20,226
Total operating segments	164,203	189,295
Corporate	8,180	8,997
Total long-lived assets	$172,383	$198,292
(1) Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Television advertising	$104,918	$96,866	$379,918	$340,012
Carriage fees and subscriptions	20,232	15,216	61,153	41,907
Other	14,999	18,906	55,185	55,295
Total net revenues	$140,149	$130,988	$496,256	$437,214
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2014, we had total commitments of US$ 193.9 million (December 31, 2013: US$ 253.6 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. These are presented with future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2014	$24,008	$7,260	$2,118	$3,192
2015	65,658	20,125	3,472	1,130
2016	63,088	11,700	2,391	—
2017	28,028	5,569	1,682	—
2018	10,607	3,612	1,256	—
2019 and thereafter	2,546	1,438	6,909	—
Total	$193,935	$49,704	$17,828	$4,322
b) Factoring of Trade Receivables
CET 21 has a CZK 910 million (approximately US$ 41.6 million) factoring framework agreement with FCS. Under this facility up to CZK 910 million (approximately US$ 41.6 million) may be factored on a recourse or non-recourse basis. As at September 30, 2014, there were CZK 155.4 million (approximately US$ 7.1 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.6 million at September 30, 2014 rates) of receivables subject to the factoring framework agreement.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million (approximately US$ 6.9 million at transaction date rates). Pro Plus has appealed the decision. No fine is payable during the pendency of such an appeal. In the second quarter of 2014, we accrued the full amount of the fine in other current liabilities in our condensed consolidated balance sheet.
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
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.6% voting interest in CME Ltd. as at September 30, 2014, as material related party transactions.
Related Party Transactions
Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Purchases of programming	$5,936	$10,972	$16,723	$46,414
Sales	19	27	37	87
Interest expense	20,817	—	39,318	—

	September 30, 2014	December 31, 2013
Programming liabilities	$48,113	$70,371
Other accounts payable and accrued liabilities	364	—
Accounts receivable, gross	178	168
Long-term debt and other financing arrangements (1)	209,753	—
Accrued interest payable (2)	22,143	—

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts drawn on the 2017 Term Loan, less respective issuance discounts, plus interest for which we made an election to pay in-kind.

(2)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner, which is payable in-kind in arrears until November 15, 2015 and the outstanding balance of the 2017 Term Loan, which the Company may elect to pay in cash or in-kind.

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
The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and September 30, 2013:
Condensed Consolidating Balance Sheets as at September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3,963	$1,425	$67,293	$—	$72,681
Accounts receivable, net	—	—	130,106	—	130,106
Program rights, net	—	—	117,632	—	117,632
Other current assets	1,011	255	42,784	—	44,050
Assets held for sale	—	—	1,110	—	1,110
Intercompany current assets	8,185	34,049	32,774	(75,008)	—
Total current assets	13,159	35,729	391,699	(75,008)	365,579
Non-current assets
Investments in subsidiaries	—	501,235	—	(501,235)	—
Property, plant and equipment, net	—	—	172,383	—	172,383
Program rights, net	—	—	248,276	—	248,276
Goodwill	—	—	714,824	—	714,824
Broadcast licenses and other intangible assets, net	—	—	194,997	—	194,997
Other non-current assets	48,858	—	8,854	—	57,712
Intercompany non-current assets	1,525,959	294,694	21,805	(1,842,458)	—
Total non-current assets	1,574,817	795,929	1,361,139	(2,343,693)	1,388,192
Total assets	$1,587,976	$831,658	$1,752,838	$(2,418,701)	$1,753,771

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,558	$253	$213,343	$—	$222,154
Current portion of long-term debt and other financing arrangements	—	—	1,034	—	1,034
Other current liabilities	325	—	32,411	—	32,736
Liabilities held for sale	—	—	1,110	—	1,110
Intercompany current liabilities	2,752	32,624	39,632	(75,008)	—
Total current liabilities	11,635	32,877	287,530	(75,008)	257,034
Non-current liabilities
Deficiency in excess of investments in subsidiaries	135,062	—	—	(135,062)	—
Long-term debt and other financing arrangements	493,921	—	311,918	—	805,839
Other non-current liabilities	24,833	500	38,199	—	63,532
Intercompany non-current liabilities	295,159	1,547,299	—	(1,842,458)	—
Total non-current liabilities	948,975	1,547,799	350,117	(1,977,520)	869,371
Temporary equity	219,770	—	—	—	219,770
Total equity / (deficit)	407,596	(749,018)	1,115,191	(366,173)	407,596
Total liabilities and equity	$1,587,976	$831,658	$1,752,838	$(2,418,701)	$1,753,771

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$140,149	$—	$140,149
Cost of revenues	—	—	113,982	—	113,982
Selling, general and administrative expenses	3,757	608	30,100	—	34,465
Restructuring costs	—	—	342	—	342
Operating loss	(3,757)	(608)	(4,275)	—	(8,640)
Interest income	33,114	6,800	56	(39,911)	59
Interest expense	(36,480)	(33,046)	(7,488)	39,911	(37,103)
Loss on extinguishment of debt	—	—	—	—	—
Foreign currency exchange gain / (loss), net	3,799	(224)	(9,593)	—	(6,018)
Change in fair value of derivatives	—	(3,150)	3,150	—	—
Other income, net	—	—	22	—	22
Loss from continuing operations before tax and loss from investment in subsidiaries	(3,324)	(30,228)	(18,128)	—	(51,680)
Credit / (provision) for income taxes	—	2,398	(3,056)	—	(658)
Loss from continuing operations before loss from investment in subsidiaries	(3,324)	(27,830)	(21,184)	—	(52,338)
Loss from investment in subsidiaries	(150,941)	(2,381)	—	153,322	—
Loss from continuing operations	(154,265)	(30,211)	(21,184)	153,322	(52,338)
Loss from discontinued operations, net of tax	—	—	(144)	—	(144)
Net loss	(154,265)	(30,211)	(21,328)	153,322	(52,482)
Net loss attributable to noncontrolling interests	—	—	344	—	344
Net loss attributable to CME Ltd.	(154,265)	(30,211)	(20,984)	153,322	(52,138)
Comprehensive loss attributable to CME Ltd.	$(154,265)	$(150,941)	$(2,381)	$153,322	$(154,265)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$496,256	$—	$496,256
Cost of revenues	—	—	377,711	—	377,711
Selling, general and administrative expenses	12,713	1,135	96,446	—	110,294
Restructuring costs	—	—	8,628	—	8,628
Operating (loss) / income	(12,713)	(1,135)	13,471	—	(377)
Interest income	106,842	20,905	337	(127,730)	354
Interest expense	(101,104)	(106,652)	(24,086)	127,730	(104,112)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Foreign currency exchange gain / (loss), net	4,761	(3,946)	(7,225)	—	(6,410)
Change in fair value of derivatives	2,311	(5,579)	5,579	—	2,311
Other expense, net	—	—	(1,746)	—	(1,746)
Loss from continuing operations before tax and loss from investment in subsidiaries	(24,064)	(96,407)	(13,670)	—	(134,141)
Credit / (provision) for income taxes	—	10,327	(11,275)	—	(948)
Loss from continuing operations before loss from investment in subsidiaries	(24,064)	(86,080)	(24,945)	—	(135,089)
Loss from investment in subsidiaries	(237,552)	(30,929)	—	268,481	—
Loss from continuing operations	(261,616)	(117,009)	(24,945)	268,481	(135,089)
Loss from discontinued operations, net of tax	—	—	(18,532)	—	(18,532)
Net loss	(261,616)	(117,009)	(43,477)	268,481	(153,621)
Net loss attributable to noncontrolling interests	—	—	1,130	—	1,130
Net loss attributable to CME Ltd.	(261,616)	(117,009)	(42,347)	268,481	(152,491)
Comprehensive loss attributable to CME Ltd.	$(261,616)	$(237,552)	$(30,929)	$268,481	$(261,616)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended September 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$130,988	$—	$130,988
Cost of revenues	—	—	133,841	—	133,841
Selling, general and administrative expenses	14,702	1	22,185	—	36,888
Restructuring costs	742	24	3,426	—	4,192
Operating loss	(15,444)	(25)	(28,464)	—	(43,933)
Interest income	32,121	741	159	(32,855)	166
Interest expense	(17,071)	(29,064)	(10,536)	32,855	(23,816)
Foreign currency exchange gain, net	36,176	956	6,579	—	43,711
Other expense, net	—	—	(232)	—	(232)
Income / (loss) from continuing operations before tax and loss on investment in subsidiaries	35,782	(27,392)	(32,494)	—	(24,104)
Credit / (provision) for income taxes	—	2,416	(120)	—	2,296
Income / (loss) from continuing operations before loss on investment in subsidiaries	35,782	(24,976)	(32,614)	—	(21,808)
Loss on investment in subsidiaries	(58,646)	(1,295)	—	59,941	—
Loss from continuing operations	(22,864)	(26,271)	(32,614)	59,941	(21,808)
Loss from discontinued operations, net of tax	—	—	(1,465)	—	(1,465)
Net loss	(22,864)	(26,271)	(34,079)	59,941	(23,273)
Net loss attributable to noncontrolling interests	—	—	182	—	182
Net loss attributable to CME Ltd.	(22,864)	(26,271)	(33,897)	59,941	(23,091)
Comprehensive loss attributable to CME Ltd.	$(22,864)	$(58,646)	$(1,295)	$59,941	$(22,864)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$437,214	$—	$437,214
Cost of revenues	—	—	408,244	—	408,244
Selling, general and administrative expenses	25,361	2	78,104	—	103,467
Restructuring costs	742	24	8,124	—	8,890
Operating loss	(26,103)	(26)	(57,258)	—	(83,387)
Interest income	100,210	1,555	552	(101,738)	579
Interest expense	(66,306)	(87,441)	(34,993)	101,738	(87,002)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Foreign currency exchange gain / (loss), net	15,520	1,592	(8,206)	—	8,906
Change in fair value of derivatives	—	—	104	—	104
Other expense, net	—	—	(657)	—	(657)
Income / (loss) from continuing operations before tax and loss on investment in subsidiaries	206	(84,320)	(100,458)	—	(184,572)
Credit for income taxes	—	7,990	5,619	—	13,609
Income / (loss) from continuing operations before loss on investment in subsidiaries	206	(76,330)	(94,839)	—	(170,963)
Loss on investment in subsidiaries	(181,301)	(72,985)	—	254,286	—
Loss from continuing operations	(181,095)	(149,315)	(94,839)	254,286	(170,963)
Loss from discontinued operations, net of tax	—	—	(2,361)	—	(2,361)
Net loss	(181,095)	(149,315)	(97,200)	254,286	(173,324)
Net loss attributable to noncontrolling interests	—	—	995	—	995
Net loss attributable to CME Ltd.	(181,095)	(149,315)	(96,205)	254,286	(172,329)
Comprehensive loss attributable to CME Ltd.	$(181,095)	$(181,301)	$(72,985)	$254,286	$(181,095)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(13,808)	$(34,282)	$29,673	$—	$(18,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(20,376)	—	(20,376)
Disposal of property, plant and equipment	—	—	162	—	162
Intercompany investing receipts	342,908	41,186	—	(384,094)	—
Intercompany investing payments	(362,740)	(30,671)	—	393,411	—
Net cash (used in) / provided by continuing investing activities	(19,832)	10,515	(20,214)	9,317	(20,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(400,673)	—	—	—	(400,673)
Debt transaction costs	(11,185)	—	(1,594)	—	(12,779)
Issuance of Senior Debt	221,374	—	—	—	221,374
Proceeds from credit facilities	16,801	—	23	—	16,824
Payment of credit facilities and capital leases	—	—	(1,370)	—	(1,370)
Issuance of common stock warrants	191,825	—	—	—	191,825
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	362,740	30,671	(393,411)	—
Intercompany financing payments	—	(342,908)	(41,186)	384,094	—
Net cash provided by / (used in) continuing financing activities	18,142	19,832	(13,502)	(9,317)	15,155

Net cash used in discontinued operations - operating activities	—	—	(673)	—	(673)
Net cash used in discontinued operations - financing activities	—	—	(107)	—	(107)

Impact of exchange rate fluctuations on cash	—	(62)	(6,625)	—	(6,687)
Net decrease in cash and cash equivalents	(15,498)	(3,997)	(11,448)	—	(30,943)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	78,741	—	103,624
CASH AND CASH EQUIVALENTS, end of period	$3,963	$1,425	$67,293	$—	$72,681

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(63,923)	$225,141	$(215,953)	$—	$(54,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(20,884)	—	(20,884)
Disposal of property, plant and equipment	—	—	246	—	246
Intercompany investing receipts	566,193	9,323	—	(575,516)	—
Intercompany investing payments	(544,769)	(205,886)	—	750,655	—
Net cash provided by / (used in) continuing investing activities	21,424	(196,563)	(20,638)	175,139	(20,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(310,322)	—	—	—	(310,322)
Debt transactions costs	(639)	—	(146)	—	(785)
Change in restricted cash	20,467	—	—	—	20,467
Proceeds from credit facilities	—	—	826	—	826
Payment of credit facilities and capital leases	—	—	(1,715)	—	(1,715)
Issuance of common stock	157,116	—	—	—	157,116
Issuance of preferred stock	200,000	—	—	—	200,000
Equity issuance costs	(5,410)	—	—	—	(5,410)
Dividends paid to holders of noncontrolling interests	—	—	(273)	—	(273)
Intercompany financing receipts	—	544,769	205,886	(750,655)	—
Intercompany financing payments	—	(566,193)	(9,323)	575,516	—
Net cash provided by / (used in) financing activities	61,212	(21,424)	195,255	(175,139)	59,904

Net cash used in discontinued operations - operating activities	—	—	(1,047)	—	(1,047)
Net cash provided by discontinued operations - financing activities	—	—	273	—	273

Impact of exchange rate fluctuations on cash	—	139	(573)	—	(434)
Net increase / (decrease) in cash and cash equivalents	18,713	7,293	(42,683)	—	(16,677)
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836	126,471	—	138,679
CASH AND CASH EQUIVALENTS, end of period	$28,085	$10,129	$83,788	$—	$122,002

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
The exchange rates used in this report are as at September 30, 2014, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of the global economic slowdown and Eurozone instability in our markets and the extent and timing of any recovery; our success in implementing our initiatives to diversify and enhance our revenue streams; the extent to which our liquidity constraints and debt service obligations restrict our business; our ability to refinance our existing indebtedness; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
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
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like or constant currency percentage movements as well as actual percentage movements (“% Act”) (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2014 and 2013.
Executive Summary
Our financial results for the first nine months of 2014 reflect continuing progress on management's top priorities: increasing and diversifying revenues, improving operating leverage, maintaining audience share leadership, and addressing our liquidity needs.
Net revenues during the three and nine months ended September 30, 2014 increased 7% and 14% compared to the same periods in 2013, respectively, primarily due to significant increases in both television advertising revenue and carriage fees and subscription revenues. The changes made to the sales policy for 2014 in the Czech Republic have resulted in a significant increase in the consumption of advertising on our channels in that country when compared to the same periods in 2013. Carriage fees and subscription revenues also increased significantly following the successful negotiation of contracts with major cable and satellite operators in Bulgaria toward the beginning of 2013 and in Romania in the second half of 2013.
On a constant currency basis, OIBDA improved at a faster pace than net revenues due to our focus on improving our cost base. Costs charged in arriving at OIBDA during the first nine months of 2014 decreased 6% at constant rates compared to the same period in 2013. This was due in part to savings from severance charges in the prior year. Content costs declined 7% at constant rates during the first nine months of 2014 compared to 2013 as efficiencies in production, savings on costs associated with MTV Czech and fewer program rights impairments more than offset the additional content costs of US$ 4.3 million recognized year-to-date in 2014 resulting from a prospective change in estimate regarding the amortization of own-produced program rights. This change in estimate will result in additional content costs for the full year 2014. However, we expect these additional costs to be largely offset by savings and anticipate content costs overall in 2014 will remain broadly in line with 2013 prior to that year's impairment charges.
Costs charged in arriving at OIBDA during the first nine months of 2014 exclude a one-off charge of US$ 6.9 million which we accrued for in the second quarter for a fine the competition agency in Slovenia is seeking to impose relating to operations there prior to 2012. The cost is not considered by our chief operating decision makers when assessing the performance of the business. We have appealed the decision (see Item 1, Note 20, "Commitments and Contingencies").
We ended the quarter with US$ 72.7 million of cash. Our free cash flow in the nine months ended September 30, 2014 was negative US$ 38.6 million, compared to free cash flow of negative US$ 75.4 million in the same period in 2013. Following the closing of the Rights Offering and related financing transactions during the second quarter of 2014, we have been making higher payments to suppliers of foreign programming in order to improve our payables position. We expect to continue reducing our programming liabilities during the remainder of 2014, utilizing the liquidity available to us under the 2017 Revolving Credit Facility as necessary. As a result, we expect negative free cash flow for the full year 2014 to be more negative than that of 2013. We expect the refinancing of the 2016 Fixed Rate Notes completed in the second quarter will reduce cash interest costs by approximately US$ 25.5 million during 2014 because interest on the 2017 PIK Notes will be paid in-kind until November 15, 2015 and may be paid in-kind at our election thereafter. Following the closing of the financing transactions, we believe we are positioned to be free cash flow positive beginning in 2015.
We continue to make progress on the disposal of certain non-core assets, including our theatrical and home video distribution businesses, and we believe that the Company is better served by a focus on our core broadcast businesses in each country. We completed the divestiture of Bontonfilm during the second quarter of 2014 for nominal consideration. Additionally, we expect to complete the divestiture of the home video distribution business in Romania during the fourth quarter and the results of this business have been included as discontinued operations for the periods presented. We remain actively engaged in a process involving a number of interested parties to sell other non-core assets.
We continue to expect a significant improvement in net revenues in the Czech Republic in 2014 when compared to 2013, but do not expect to reach 2012 levels this year as it will take more than one year for us to regain the advertising market share lost during 2013. Given the significance of this segment to the Company, we expect a similar trend in the consolidated results. We do not anticipate the year-to-date rate of growth in television advertising revenue in the Czech Republic and carriage fees and subscription revenues in Romania will continue at these same levels for the full year 2014 because certain clients began advertising in the Czech Republic again during the second half of 2013, and we began realizing the benefit of certain carriage agreements in Romania concluded in 2013 toward the end of last year.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2014:

	For the Nine Months Ended September 30, 2014
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	1.9%	1.6%	(4)%
Croatia	(0.4)%	(0.3)%	7%
Czech Republic	2.8%	1.3%	6%
Romania*	2.4%	3.6%	5%
Slovak Republic	2.5%	2.5%	0%
Slovenia	1.6%	0.2%	(7)%
Total CME Markets	2.1%	1.9%	3%
*Romanian market excludes Moldova.
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth.
After adjusting for inflation, we estimate that overall GDP growth in the countries in which we operate maintained recent gains during the third quarter, as downward revisions in Romania were mostly offset by improvements in Bulgaria, the Czech Republic, the Slovak Republic and Slovenia. Real private consumption is estimated to have increased overall during the nine months ended September 30, 2014. Recent downward revisions to the GDP outlook for Germany for 2014 and 2015 has renewed concern over weakness in the Eurozone, which can impact the export-oriented economies of the countries in which we operate. However, private consumption in our three largest markets improved overall during the last three months compared to the corresponding period of 2013, with domestic demand in the Czech Republic in particular contributing to the improvement in retail sales in that country.
We estimate that the TV advertising markets in the countries in which we operate increased by 3% on average in the nine months ended September 30, 2014 compared to the previous year. The most notable increase was in the Czech Republic, where the market was estimated to have increased by 6% due in large part to an increase in the consumption of GRPs from our channels following the changes made to our sales policy in that country. These changes also had a positive impact on the consumption of television advertising in the Slovak Republic. The magnitude of the increase in the advertising market in Croatia is not expected to persist for the duration of 2014. Romania continued to benefit from increased demand for advertising while Bulgaria and Slovenia remain very competitive resulting in downward pressure on prices.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$17,711	$17,925	(1.2)%	(0.5)%
Croatia	10,917	10,938	(0.2)%	1.7%
Czech Republic	38,080	35,987	5.8%	14.7%
Romania	46,839	43,980	6.5%	6.5%
Slovak Republic	17,679	13,275	33.2%	34.3%
Slovenia	9,598	10,212	(6.0)%	(4.9)%
Intersegment revenues	(675)	(1,329)	NM (1)	NM (1)
Total net revenues	$140,149	$130,988	7.0%	9.8%
(1) Number is not meaningful.

Index

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$60,899	$58,594	3.9%	0.6%
Croatia	43,884	40,827	7.5%	4.7%
Czech Republic	136,412	110,794	23.1%	27.8%
Romania	157,543	136,011	15.8%	13.2%
Slovak Republic	60,036	52,198	15.0%	11.2%
Slovenia	41,444	43,412	(4.5)%	(7.7)%
Intersegment revenues	(3,962)	(4,622)	NM (1)	NM (1)
Total net revenues	$496,256	$437,214	13.5%	12.1%
(1) Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$2,162	$1,601	35.0%	46.9%
Croatia	(549)	16	NM (1)	NM (1)
Czech Republic	9,694	(3,269)	NM (1)	NM (1)
Romania	4,872	(3,347)	NM (1)	NM (1)
Slovak Republic	(2,070)	(6,092)	66.0%	66.1%
Slovenia	(3,426)	(4,000)	14.4%	15.4%
Eliminations	32	(170)	NM (1)	NM (1)
Total operating segments	10,715	(15,261)	NM (1)	NM (1)
Corporate	(7,778)	(16,324)	52.4%	49.9%
Consolidated OIBDA	$2,937	$(31,585)	NM (1)	NM (1)
(1) Number is not meaningful.

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Bulgaria	$5,050	$3,105	62.6%	58.6%
Croatia	4,978	3,585	38.9%	32.4%
Czech Republic	33,107	(9,222)	NM (1)	NM (1)
Romania	22,875	5,834	NM (1)	NM (1)
Slovak Republic	(2,172)	(10,216)	78.7%	79.0%
Slovenia	(234)	2,072	NM (1)	NM (1)
Eliminations	307	231	NM (1)	NM (1)
Total operating segments	63,911	(4,611)	NM (1)	NM (1)
Corporate	(21,720)	(39,728)	45.3%	44.4%
Consolidated OIBDA	$42,191	$(44,339)	NM (1)	NM (1)
(1) Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$11,531	$12,183	(5.4)%	(4.7)%
Carriage fees and subscriptions	5,024	4,160	20.8%	21.3%
Other	1,156	1,582	(26.9)%	(26.2)%
Net revenues	17,711	17,925	(1.2)%	(0.5)%
Costs charged in arriving at OIBDA	15,549	16,324	(4.7)%	(4.8)%
OIBDA	$2,162	$1,601	35.0%	46.9%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$41,576	$43,462	(4.3)%	(7.5)%
Carriage fees and subscriptions	15,020	11,397	31.8%	28.1%
Other	4,303	3,735	15.2%	12.6%
Net revenues	60,899	58,594	3.9%	0.6%
Costs charged in arriving at OIBDA	55,849	55,489	0.6%	(2.6)%
OIBDA	$5,050	$3,105	62.6%	58.6%
The television advertising market in Bulgaria declined 4% in the nine months ended September 30, 2014 compared to the same period in 2013. The Bulgaria segment reported net revenues of US$ 17.7 million and US$ 60.9 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 17.9 million and US$ 58.6 million in the same periods in 2013, a decrease of 1% and an increase of 4% on an actual basis, or a decrease of 1% and an increase of 1% on a constant currency basis. Television advertising revenues continued to decline during the third quarter of 2014 due to heavy competition for market share, which has resulted in sustained downward pressure on our average prices. The decrease in television advertising revenues during the three and nine months ended September 30, 2014 was offset by an increase in carriage fees from cable, satellite and IPTV operators that commenced during 2013 with the increase in the third quarter resulting primarily from an increase in the overall number of reported subscribers.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 decreased by 5% and increased by 1%, respectively, compared to the same periods in 2013. On a constant currency basis, costs decreased by 5% during the third quarter of 2014 due to lower transmission costs following the transition from analogue transmission to digital as well as operating fewer channels. Costs decreased by 3% on a constant currency basis during the first nine months of 2014 due primarily to the decrease in transmission costs as well as lower personnel costs, which more than offset restructuring charges of US$ 3.4 million.
Our Bulgaria segment reported OIBDA of US$ 2.2 million and US$ 5.1 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 1.6 million and US$ 3.1 million in the same periods in 2013, increases of US$ 0.6 million and US$ 2.0 million, respectively.

Index

Croatia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$9,483	$9,564	(0.8)%	1.1%
Carriage fees and subscriptions	507	421	20.4%	21.9%
Other	927	953	(2.7)%	(1.6)%
Net revenues	10,917	10,938	(0.2)%	1.7%
Costs charged in arriving at OIBDA	11,466	10,922	5.0%	6.6%
OIBDA	$(549)	$16	NM (1)	NM (1)
(1) Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$39,456	$35,541	11.0%	8.2%
Carriage fees and subscriptions	1,515	1,287	17.7%	15.2%
Other	2,913	3,999	(27.2)%	(29.2)%
Net revenues	43,884	40,827	7.5%	4.7%
Costs charged in arriving at OIBDA	38,906	37,242	4.5%	2.0%
OIBDA	$4,978	$3,585	38.9%	32.4%
The television advertising market in Croatia increased 7% in the nine months ended September 30, 2014 compared to the same period in 2013. The Croatia segment reported net revenues of US$ 10.9 million and US$ 43.9 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 10.9 million and US$ 40.8 million in the same periods in 2013, broadly flat and an increase of 8% on an actual basis, or increases of 2% and 5% on a constant currency basis. The increase in television advertising revenues at constant rates during the third quarter was driven by an increase in average prices compared to the same period of the prior year and the year-to-date period also benefited from an increase in GRPs sold. We believe the growth in television advertising revenues during the fourth quarter of 2014 will be more consistent with the third quarter of 2014 because the increase in the level of annual commitments for advertising spending compared to last year is less than the growth in revenues realized during the first nine months of 2014. The decrease in other revenues during the first nine months of 2014 compared to 2013 was due primarily to a decrease in the sale of original programming during the second quarter.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 both increased by 5% compared to the same periods in 2013. On a constant currency basis costs increased by 7% during the third quarter driven by an increase in marketing costs related to the rebranding of a niche channel and an increase in staff-related costs. This more than offset decreases in year-to-date content and transmission costs, leading to an increase in overall costs during the first nine months of 2014.
Our Croatia segment generated an OIBDA loss of US$ 0.5 million and OIBDA of US$ 5.0 million for the three and nine months ended September 30, 2014, respectively, compared to OIBDA of less than US$ 0.1 million and US$ 3.6 million in the same periods in 2013, a decrease of US$ 0.5 million and an increase of US$ 1.4 million.

Index

Czech Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$34,424	$31,055	10.8%	20.3%
Carriage fees and subscriptions	1,676	2,714	(38.2)%	(33.8)%
Other	1,980	2,218	(10.7)%	(3.1)%
Net revenues	38,080	35,987	5.8%	14.7%
Costs charged in arriving at OIBDA	28,386	39,256	(27.7)%	(22.4)%
OIBDA	$9,694	$(3,269)	NM (1)	NM (1)
(1) Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$122,924	$95,368	28.9%	33.8%
Carriage fees and subscriptions	5,884	8,363	(29.6)%	(27.0)%
Other	7,604	7,063	7.7%	11.8%
Net revenues	136,412	110,794	23.1%	27.8%
Costs charged in arriving at OIBDA	103,305	120,016	(13.9)%	(10.7)%
OIBDA	$33,107	$(9,222)	NM (1)	NM (1)
(1) Number is not meaningful.
Following the changes made to the sales policy for 2014 in the Czech Republic, the consumption of the volume of advertising on our channels increased significantly in the first three quarters of 2014 compared to the same periods in 2013. Since the increase in GRPs consumed is estimated to have outpaced the decline in competitor's GRPs consumed, the television advertising market in the Czech Republic is estimated to have increased by 6% in the nine months ended September 30, 2014 compared to the same period in the prior year. Net revenues from our Czech Republic segment amounted to US$ 38.1 million and US$ 136.4 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 36.0 million and US$ 110.8 million in the same periods in 2013, increases of 6% and 23% on an actual basis. On a constant currency basis, net revenues increased 15% and 28% due primarily to the increase in television advertising revenues. Due to the recovery in our television advertising revenues in the Czech Republic during the fourth quarter of 2013, we believe the year-on-year improvement during the fourth quarter of 2014 will be lower than the third quarter of 2014. Carriage fees and subscription revenues decreased during the first nine months of 2014 because we stopped transmitting MTV Czech at the end of 2013. Additionally, Nova Sport was not carried by one cable operator in the Czech Republic, which also impacted the results of the second and third quarters of 2014. Bontonfilm was disposed of during June 2014 and its results are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 decreased by 28% and 14% compared to the same periods in 2013. On a constant currency basis costs decreased 22% and 11%, primarily reflecting lower content and transmission costs, including cost savings from our discontinuing the transmission of MTV Czech.
Our Czech Republic segment reported OIBDA of US$ 9.7 million and US$ 33.1 million for the three and nine months ended September 30, 2014, respectively, compared to an OIBDA loss of US$ 3.3 million and US$ 9.2 million in the same periods in 2013, an increase of US$ 13.0 million and US$ 42.3 million.

Index

Romania

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$25,132	$23,019	9.2%	9.4%
Carriage fees and subscriptions	11,784	6,813	73.0%	72.7%
Other	9,923	14,148	(29.9)%	(30.0)%
Net revenues	46,839	43,980	6.5%	6.5%
Costs charged in arriving at OIBDA	41,967	47,327	(11.3)%	(10.9)%
OIBDA	$4,872	$(3,347)	NM (1)	NM (1)
(1) Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$84,235	$79,239	6.3%	3.8%
Carriage fees and subscriptions	34,867	17,222	102.5%	98.7%
Other	38,441	39,550	(2.8)%	(4.9)%
Net revenues	157,543	136,011	15.8%	13.2%
Costs charged in arriving at OIBDA	134,668	130,177	3.4%	1.5%
OIBDA	$22,875	$5,834	NM (1)	NM (1)
(1) Number is not meaningful.
The television advertising market in Romania increased 5% in the nine months ended September 30, 2014 compared to the same period in 2013. The Romania segment reported net revenues of US$ 46.8 million and US$ 157.5 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 44.0 million and US$ 136.0 million in the same periods in 2013, increases of 7% and 16% on an actual basis, or 7% and 13% on a constant currency basis. Net revenues benefited primarily from an increase in carriage fees and subscription revenues following the successful negotiation of contracts with all major cable and satellite operators in Romania during 2013. We expect to continue to benefit from strong year-on-year growth in carriage fees in Romania; however, we do not expect the trend of the first nine months of 2014 to be representative of the expected results for the full year because we began realizing the benefit of certain agreements concluded in 2013 during the second half of last year. The increase in television advertising revenues during the third quarter of 2014 at constant rates outpaced the growth in the television advertising market due to an increase in average prices that is not expected to repeat in future periods. The decrease in other revenues during the third quarter of 2014 was due primarily to lower distribution revenues, which in the year-to-date period more than offset the strong performance of titles distributed to theaters during the first quarter of 2014. The results for our home video distribution businesses are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 decreased 11% and increased 3% compared to the same periods in 2013. On a constant currency basis costs decreased 11% and increased 2%, primarily as a result of lower content costs in the third quarter of 2014 due to US$ 9.0 million of impairment of program rights having been recorded in the corresponding period of the prior year, which mostly offset restructuring charges and an increase in costs related to the distribution business in the nine months ended September 30, 2014.
Our Romania segment generated OIBDA of US$ 4.9 million and US$ 22.9 million for the three and nine months ended September 30, 2014, respectively, compared to an OIBDA loss of US$ 3.3 million and OIBDA of US$ 5.8 million in the same periods in 2013, increases of US$ 8.2 million and US$ 17.1 million, respectively.

Index

Slovak Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$16,574	$12,475	32.9%	34.1%
Carriage fees and subscriptions	217	264	(17.8)%	(17.5)%
Other	888	536	65.7%	65.7%
Net revenues	17,679	13,275	33.2%	34.3%
Costs charged in arriving at OIBDA	19,749	19,367	2.0%	2.5%
OIBDA	$(2,070)	$(6,092)	66.0%	66.1%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$56,241	$49,101	14.5%	10.8%
Carriage fees and subscriptions	760	782	(2.8)%	(5.6)%
Other	3,035	2,315	31.1%	26.4%
Net revenues	60,036	52,198	15.0%	11.2%
Costs charged in arriving at OIBDA	62,208	62,414	(0.3)%	(3.3)%
OIBDA	$(2,172)	$(10,216)	78.7%	79.0%
The television advertising market in the Slovak Republic was flat in the nine months ended September 30, 2014 compared to the same period in 2013. Our Slovak Republic operations reported net revenues of US$ 17.7 million and US$ 60.0 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 13.3 million and US$ 52.2 million in the same periods in 2013, increases of 33% and 15% on an actual basis, or 34% and 11% on a constant currency basis. Our television advertising revenues have increased significantly in 2014 due to an increase in consumption of advertising on our channels, and the significant growth in the third quarter of 2014 is the result of a particularly challenging third quarter in 2013 during which our clients' behavior in the Slovak Republic was affected by the advertising pricing initiatives undertaken in the Czech Republic last year.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 increased by 2% and were broadly flat, respectively, compared to the same periods in 2013. On a constant currency basis costs increased by 3% and decreased by 3%, respectively, reflecting an increase in content costs during the third quarter due to the change in estimate regarding the amortization of produced program rights, which more than offset lower costs in the first half of the year, including cost savings from the closure of a channel at the end of 2013.
Our Slovak Republic segment reported OIBDA losses of US$ 2.1 million and US$ 2.2 million for the three and nine months ended September 30, 2014, respectively, compared to OIBDA losses of US$ 6.1 million and US$ 10.2 million in the same period in 2013, an improvement of US$ 4.0 million and US$ 8.0 million.

Index

Slovenia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$7,774	$8,570	(9.3)%	(8.1)%
Carriage fees and subscriptions	1,024	844	21.3%	21.8%
Other	800	798	0.3%	1.1%
Net revenues	9,598	10,212	(6.0)%	(4.9)%
Costs charged in arriving at OIBDA	13,024	14,212	(8.4)%	(7.9)%
OIBDA	$(3,426)	$(4,000)	14.4%	15.4%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Television advertising	$35,486	$37,301	(4.9)%	(8.1)%
Carriage fees and subscriptions	3,107	2,856	8.8%	5.5%
Other	2,851	3,255	(12.4)%	(15.3)%
Net revenues	41,444	43,412	(4.5)%	(7.7)%
Costs charged in arriving at OIBDA	41,678	41,340	0.8%	(2.0)%
OIBDA	$(234)	$2,072	NM (1)	NM (1)
(1) Number is not meaningful.
The television advertising market in Slovenia declined 7% in the nine months ended September 30, 2014 compared to the same period in 2013. Our Slovenia segment reported net revenues of US$ 9.6 million and US$ 41.4 million for the three and nine months ended September 30, 2014, respectively, compared to US$ 10.2 million and US$ 43.4 million in the same periods in 2013, decreases of 6% and 5% on an actual basis, or 5% and 8% on a constant currency basis, reflecting a decline in television advertising revenues in the first nine months of 2014 in line with the decline in the television advertising market during the same period.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2014 decreased 8% and increased 1% compared to the same periods in 2013. On a constant currency basis costs decreased 8% during the third quarter due to savings on staff related costs and decreased 2% during the first nine months of 2014 as these savings were partially offset by an increase in transmission costs and authors' rights in the first quarter.
Costs charged in arriving at OIBDA during the nine months ended September 30, 2014 exclude a one-off charge of US$ 6.9 million which we accrued for in the second quarter for a fine the competition agency in Slovenia is seeking to impose relating to operations there prior to 2012. The cost is not considered by our chief operating decision makers when assessing the performance of the business. We have appealed the decision (see Item 1, Note 20, "Commitments and Contingencies").
Our Slovenia segment generated OIBDA losses of US$ 3.4 million and US$ 0.2 million for the three and nine months ended September 30, 2014, respectively, compared to an OIBDA loss of US$ 4.0 million and OIBDA of US$ 2.1 million in the same periods in 2013, an increase of US$ 0.6 million and decrease of US$ 2.3 million, respectively.
Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2014	2013	Movement
Net cash used in continuing operating activities	$(18,417)	$(54,735)	66.4%
Capital expenditures, net	(20,214)	(20,638)	2.1%
Free cash flow	$(38,631)	$(75,373)	48.7%

(US$ 000's)	September 30, 2014	December 31, 2013	Movement
Cash and cash equivalents	$72,681	$103,624	(29.9)%
Our free cash flow in the nine months ended September 30, 2014 was negative US$ 38.6 million, compared to negative US$ 75.4 million in the same period in 2013. Following the closing of the Rights Offering and related financing transactions during the second quarter of 2014, we have been making higher payments to suppliers of foreign programming in order to improve our payables position. We expect to continue reducing our programming liabilities during the remainder of 2014, utilizing the liquidity available to us under the 2017 Revolving Credit Facility as necessary. As a result, we expect negative free cash flow for the full year 2014 to be more negative than that of 2013.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$104,918	$96,866	8.3%	11.8%
Carriage fees and subscriptions	20,232	15,216	33.0%	34.7%
Other revenue	14,999	18,906	(20.7)%	(19.9)%
Net Revenues	140,149	130,988	7.0%	9.8%
Operating expenses:
Content costs	76,582	90,555	(15.4)%	(13.5)%
Other operating costs	25,823	30,938	(16.5)%	(15.0)%
Depreciation of property, plant and equipment	8,496	8,557	(0.7)%	1.4%
Amortization of broadcast licenses and other intangibles	3,081	3,791	(18.7)%	(15.0)%
Cost of revenues	113,982	133,841	(14.8)%	(12.9)%
Selling, general and administrative expenses	34,465	36,888	(6.6)%	(3.5)%
Restructuring costs	342	4,192	(91.8)%	(91.4)%
Operating loss	$(8,640)	$(43,933)	80.3%	79.9%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$379,918	$340,012	11.7%	10.5%
Carriage fees and subscriptions	61,153	41,907	45.9%	44.2%
Other revenue	55,185	55,295	(0.2)%	(1.9)%
Net Revenues	496,256	437,214	13.5%	12.1%
Operating expenses:
Content costs	259,435	276,465	(6.2)%	(7.0)%
Other operating costs	82,593	92,731	(10.9)%	(11.8)%
Depreciation of property, plant and equipment	26,091	27,630	(5.6)%	(6.4)%
Amortization of broadcast licenses and other intangibles	9,592	11,418	(16.0)%	(14.7)%
Cost of revenues	377,711	408,244	(7.5)%	(8.3)%
Selling, general and administrative expenses	110,294	103,467	6.6%	6.4%
Restructuring costs	8,628	8,890	(2.9)%	0.0%
Operating loss	$(377)	$(83,387)	NM (1)	NM (1)
(1) Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets grew in the aggregate by 3% in the nine months ended September 30, 2014, positively impacting our television advertising revenues. We continued to increase revenue in the Czech Republic following changes made to the our policy for 2014. See "Segment Performance" above for additional information on television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 35% and 44% on a constant currency basis during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of successful negotiations in Bulgaria and Romania to increase carriage fees. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily distribution and internet advertising revenues. On a constant currency basis, other revenues declined 20% and 2% during the three and nine months ended September 30, 2014 as compared to the same periods in the prior year. The strong performance of titles distributed in theaters in the first quarter of 2014 was offset by lower revenues from sales of content to third parties and weaker home video and theatrical distribution performance.
Cost of revenues: Our total cost of revenues decreased by 15% and 7% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in September 30, 2013. On a constant currency basis, our total cost of revenues decreased by 13% and 8% for the three and nine months ended September 30, 2014, respectively, compared to the same period in September 30, 2013. These decreases reflect personnel cost savings as a result of our prior period cost optimization programs and restructuring efforts as well as decreased content costs resulting from our discontinuing the transmission of MTV Czech.

Index

Content costs: Content costs (including production costs; and amortization and impairment of program rights) decreased by US$ 14.0 million, or 15%, and US$ 17.0 million, or 6%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in September 30, 2013. On a constant currency basis, the decreases of 14% and 7% primarily reflect cost savings related to foreign acquired programs and restructuring efforts on local productions, our discontinuing MTV Czech at the end of 2013 and a smaller programming impairment in Romania in the third quarter of 2014 compared to 2013. These decreases were partially offset by increased amortization of programming rights of US$ 4.3 million during the nine months ended September 30, 2014, due to the change in estimate of the relative value generated by each run of a program.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 5.1 million, or 17%, and US$ 10.1 million, or 11% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in September 30, 2013. On a constant currency basis, costs decreased by 15% and 12% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in September 30, 2013, primarily due to lower costs following the execution of cost optimization programs and restructuring efforts implemented subsequent to September 30, 2013.
Depreciation of property, plant and equipment: On a constant currency basis, total depreciation of property, plant and equipment for the three and nine months ended September 30, 2014 decreased by 1% and 6%, respectively, compared to the same periods in 2013 reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 0.7 million and US$ 1.8 million during the three and nine months ended September 30, 2014, or 19% and 16%, respectively, compared to the same periods in September 30, 2013. On a constant currency basis, the decreases of 15% each reflect a decrease in amortization of broadcast licenses and customer relationship intangible assets following impairments recorded in the fourth quarter of 2013.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 2.4 million and increased by US$ 6.8 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in September 30, 2013. The increase in the nine months ended September 30, 2014 is primarily due to a fine the competition agency in Slovenia is seeking to impose, which was accrued in the second quarter of 2014 (see Item 1, Note 20, "Commitments and Contingencies").
Central costs decreased by US$ 5.8 million and US$ 11.8 million, or 44% and 35% during the three and nine months ended September 30, 2014 compared to the same periods in September 30, 2013, reflecting savings due to lower headcount as a result of our restructuring efforts in the prior year. Central costs for the three and nine months ended September 30, 2014 also include charges of US$ 0.4 million and US$ 1.0 million, in respect of non-cash stock-based compensation, decreases of US$ 1.3 million and US$ 2.9 million, respectively, as compared to September 30, 2013 (see Item 1, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 0.3 million and US$ 8.6 million during the three and nine months ended September 30, 2014, respectively, as we continue to streamline resources and operate with a more efficient cost base, specifically in our segment operations. We currently expect to incur total restructuring costs of approximately US$ 9.0 million in 2014. We expect to complete our current restructuring efforts by the end of 2014.
Operating loss: Operating loss for the three and nine months ended September 30, 2014 was US$ 8.6 million and US$ 0.4 million, respectively, compared to US$ 43.9 million and US$ 83.4 million during the same periods in September 30, 2013, as television advertising and carriage fee revenues increased, while our cost control efforts were effective.
Our operating margin, which is determined as operating income / loss divided by net revenues, was negative 6.2% and negative 0.1% during the three and nine months ended September 30, 2014, respectively, compared to negative 33.5% and negative 19.1% during the same periods in September 30, 2013.

	For the Three Months Ended September 30, (US$ 000's)
	2014	2013	% Act
Interest income	$59	$166	(64.5)%
Interest expense	(37,103)	(23,816)	(55.8)%
Foreign currency exchange (loss) / gain, net	(6,018)	43,711	NM(1)
Other income / (expense), net	22	(232)	NM(1)
(Provision) / credit for income taxes	(658)	2,296	NM(1)
Loss from discontinued operations, net of tax	(144)	(1,465)	90.2%
Net loss attributable to noncontrolling interests	344	182	89.0%
Currency translation adjustment, net	(101,543)	70	NM(1)
(1) Number is not meaningful.

Index

	For the Nine Months Ended September 30, (US$ 000's)
	2014	2013	% Act
Interest income	$354	$579	(38.9)%
Interest expense	(104,112)	(87,002)	(19.7)%
Loss on extinguishment of debt	(24,161)	(23,115)	(4.5)%
Foreign currency exchange (loss) / gain, net	(6,410)	8,906	NM(1)
Change in fair value of derivatives	2,311	104	NM(1)
Other expense, net	(1,746)	(657)	(165.8)%
(Provision) / credit for income taxes	(948)	13,609	NM(1)
Loss from discontinued operations, net of tax	(18,532)	(2,361)	NM(1)
Net loss attributable to noncontrolling interests	1,130	995	13.6%
Currency translation adjustment, net	(108,480)	(8,874)	NM(1)
(1) Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.4 million during the three and nine months ended September 30, 2014, respectively, compared to US$ 0.2 million and US$ 0.6 million in the three and nine months ended September 30, 2013, respectively.
Interest expense: Interest expense during the three and nine months ended September 30, 2014 was US$ 37.1 million and US$ 104.1 million, respectively, compared to US$ 23.8 million and US$ 87.0 million in the three and nine months ended September 30, 2013, respectively. The increase in interest expense is due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The increase is furthered by the amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan. (see Item 1, Note 16, "Interest Expense")
Loss on extinguishment of debt: During the nine months ended September 30, 2014, we recognized a loss of US$ 24.2 million on the extinguishment of debt related to the repurchase of the remaining outstanding principal amount of our 2016 Fixed Rate Notes. During the nine months ended September 30, 2013, we recognized a loss on extinguishment of debt of US$ 23.1 million related to the repurchase of a portion of our 2016 Fixed Rate Notes.
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
During the nine months ended September 30, 2014, we recognized a net loss of US$ 6.4 million, comprised of transaction gains of US$ 9.6 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 3.2 million on our senior debt, and transaction losses of US$ 12.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the nine months ended September 30, 2013, we recognized a net gain of US$ 8.9 million, comprised of transaction gains of US$ 23.4 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 13.6 million on our senior debt due to the overall weakening of the dollar against the Euro between January 1, 2013 and September 30, 2013, and transaction losses of US$ 0.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the nine months ended September 30, 2014, we recognized a gain of US$ 2.3 million as a result of the change in the fair value of a foreign currency forward contract which was settled during the second quarter. During the nine months ended September 30, 2013, we recognized a gain of US$ 0.1 million as a result of the change in the fair value of the interest rate swap that terminated on April 15, 2013. See Note 12, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: We recognized other income of less than US$ 0.1 million and other expense of US$ 1.7 million during the three and nine months ended September 30, 2014, respectively, compared to other expense of US$ 0.2 million and US$ 0.7 million, respectively, for the same periods in 2013.
(Provision) / credit for income taxes: The provision for income taxes for the three and nine months ended September 30, 2014 was US$ 0.7 million and US$ 0.9 million, respectively, which principally reflects the reversal of tax previously deferred on intercompany profit.
The credit for income taxes for the three and nine months ended September 30, 2013 was US$ 2.3 million and US$ 13.6 million, respectively, which reflected the value of tax losses expected to be realized.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Loss from discontinued operations, net of tax: The loss from discontinued operations during the three and nine months ended September 30, 2014 was US$ 0.1 million and US$ 18.5 million, respectively, compared to losses from discontinued operations of US$ 1.5 million and US$ 2.4 million in the three and nine months ended September 30, 2013, respectively. The increase is due to the loss on the sale of Bontonfilm and the fair value adjustment required to measure assets held for sale at fair value less costs to sell our Pro Video businesses.
Net loss attributable to noncontrolling interests: During the three and nine months ended September 30, 2014, the net loss was US$ 0.3 million and US$ 1.1 million in respect of the noncontrolling interest in consolidated subsidiaries as compared to US$ 0.2 million and US$ 1.0 million for the same periods in September 30, 2013. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.

Index

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
The dollar strengthened against the functional currencies of our other operations for the nine months ended September 30, 2014, most notably in the three months ended September 30, 2014. In the nine months ended September 30, 2014, we recognized other comprehensive loss of US$ 108.5 million on the revaluation of our net investments in subsidiaries compared to other comprehensive loss of US$ 8.9 million in the nine months ended September 30, 2013. During the fourth quarter of 2013, we designated certain intercompany loans to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the three and nine months ended September 30, 2014, we recorded foreign exchange losses of US$ 110.5 million and US$ 122.2 million on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive loss, a component of shareholders' equity.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and September 30, 2014 and 2013, respectively:

	For the Nine Months Ended September 30,
	2014	2013
Bulgarian Lev	10%	(2)%
Croatian Kuna	9%	(1)%
Czech Koruna	10%	—%
Euro	10%	(2)%
New Romanian Lei	8%	(2)%
The dollar strengthened against the functional currencies of our operations between January 1 and September 30, 2014, as compared to a slight weakening of the dollar in the same period in September 30, 2013. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the nine months ended September 30, 2014 and 2013.

Change in Average Rates
Bulgarian Lev	(3)%
Croatian Kuna	(2)%
Czech Koruna	4%
Euro	(3)%
New Romanian Lei	(2)%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2014 and September 30, 2013.
Percent Change During the Nine Months Ended September 30, 2014
Percent Change During the Nine Months Months Ended September 30, 2013

Index

Consolidated balance sheet as at September 30, 2014 and December 31, 2013:

	Summarized Consolidated Balance Sheet (US$ 000’s)
	September 30, 2014	December 31, 2013	Movement
Current assets	$365,579	$454,786	(19.6)%
Non-current assets	1,388,192	1,507,087	(7.9)%
Current liabilities	257,034	316,222	(18.7)%
Non-current liabilities	869,371	996,760	(12.8)%
Temporary equity	219,770	207,890	5.7%
CME Ltd. shareholders’ equity	407,188	440,108	(7.5)%
Noncontrolling interests in consolidated subsidiaries	408	893	(54.3)%
In the third quarter of 2014, our functional currencies weakened significantly against the U.S. Dollar. Our condensed consolidated balance sheet at September 30,  2014 is impacted as a result. The analysis below is intended to highlight the key business factors that led to the movements from December 31, 2013, excluding the impact of foreign currency translation.
Current assets: Current assets at September 30, 2014 decreased by US$ 89.2 million compared to December 31, 2013, primarily as a result of lower accounts receivables due to seasonably lower sales volume in the third quarter of 2014 as compared to the fourth quarter of 2013. The decrease is also due to lower cash resulting from the settlement of payables and fewer assets held for sale reflecting the sale of Bontonfilm in the second quarter of 2014 and the adjustment recorded to carry our Pro Video businesses at fair value less costs to sell.
Non-current assets: Non-current assets at September 30, 2014 decreased by US$ 118.9 million compared to December 31, 2013. Excluding the negative impact of foreign currency translation, non-current assets at September 30, 2014 increased compared to December 31, 2013 primarily due to increased non-cash capitalized debt costs due to our issuance of common stock warrants in connection with the Rights Offering and related financing transactions, which was partially offset by a decrease in produced program rights as previously produced and not released content was broadcast in the period and lower property, plant, and equipment and amortizing intangible assets as depreciation and amortization outpaced expenditures.
Current liabilities: Current liabilities at September 30, 2014 decreased by US$ 59.2 million compared to December 31, 2013, primarily due to payments made to providers of programming content and lower trade payables, particularly in the third quarter of 2014. These decreases were partially offset by higher deferred revenue due to customer prepayments and an accrual related to a fine the competition agency in Slovenia is seeking to impose, which was accrued in the second quarter of 2014 (see Item 1, Note 20, "Commitments and Contingencies").
Non-current liabilities: Non-current liabilities at September 30, 2014 decreased by US$ 127.4 million compared to December 31, 2013, primarily due to lower carrying values of our Senior Debt following the completion of the Rights Offering and related financing transactions, which is partially offset by accrued interest on the 2017 PIK Notes, which the Company must pay in-kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes.
Temporary equity: Temporary equity at September 30, 2014 increased by US$ 11.9 million compared to December 31, 2013, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 32.9 million compared to December 31, 2013. This reflects the comprehensive loss attributable to CME Ltd. of US$ 261.6 million during the nine months ended September 30, 2014; increased accumulated other comprehensive income due to currency translation adjustments and accretion of the preferred dividend paid in-kind on our Series B Preferred Shares of US$ 11.9 million. The decrease was partially offset by an increase in additional paid-in capital as as result of the issuance of the 2014 Warrants.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2014 decreased US$ 0.5 million compared to December 31, 2013, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 30.9 million during the nine months ended September 30, 2014. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2014	2013
Net cash used in continuing operating activities	$(18,417)	$(54,735)
Net cash used in continuing investing activities	(20,214)	(20,638)
Net cash provided by continuing financing activities	15,155	59,904
Net cash used in discontinued operations	(780)	(774)
Impact of exchange rate fluctuations on cash	(6,687)	(434)
Net decrease in cash and cash equivalents	$(30,943)	$(16,677)
Operating Activities
Cash used in operations during the nine months ended September 30, 2014 was US$ 18.4 million, compared to cash used in operations of US$ 54.7 million during the nine months ended September 30, 2013. The improvement over the prior period was primarily due to the higher revenue and OIBDA performance as compared to the same period in the prior year. The operating cash flows for the nine months ended September 30, 2014 reflect the payments we have been making to suppliers of foreign programming in order to improve our payables position. We paid cash interest of US$ 52.9 million during the nine months ended September 30, 2014 compared to US$ 87.1 million during the nine months ended September 30, 2013 due to the repurchase of a portion of our 2016 Fixed Rate Notes in the second quarter of 2013 and the repurchase of the remaining outstanding 2016 Fixed Rate Notes in the second quarter of 2014.
Investing Activities
Our net cash used in investing activities of US$ 20.2 million and US$ 20.6 million for the nine months ended September 30, 2014 and 2013, respectively, related to capital expenditures.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2014 was US$ 15.2 million compared to US$ 59.9 million during the nine months ended September 30, 2013. The amount of net cash provided by financing activities in the nine months ended September 30, 2014 primarily reflected the proceeds of the Rights Offering and related financing transactions concluded in the second quarter of 2014, partially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes. The amount of net cash used in financing activities in the nine months ended September 30, 2013 reflected the proceeds from the public and private equity offerings partially offset by the repurchase of a portion of our 2016 Fixed Rate Notes during the second quarter of 2013.
Discontinued Operations
Net cash used in discontinued operations during the nine months ended September 30, 2014 was US$ 0.8 million compared to US$ 0.8 million during the nine months ended September 30, 2013 which primarily represents the net cash flows used in the operations of Bontonfilm and Pro Video businesses.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2014 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$997,333	$—	$261,183	$733,773	$2,377
Long-term debt – interest	408,057	40,798	62,051	305,208	—
Unconditional purchase obligations	198,257	78,882	102,285	17,028	62
Operating leases	17,828	3,484	4,424	2,432	7,488
Capital lease obligations	3,896	1,137	1,752	836	171
Other long-term obligations	49,704	23,254	20,443	5,921	86
Total contractual obligations	$1,675,075	$147,555	$452,138	$1,065,198	$10,184
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at September 30, 2014. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in-kind at each interest payment date up to maturity on December 1, 2017.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2014, we had commitments in respect of future programming of US$ 193.9 million. This includes contracts signed with license periods starting after September 30, 2014.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 20, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations include US$ 49.7 million of digital transmission commitments.
Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria. If consummated, we would own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.

Index

IV (d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012, 2013 and the nine months ended September 30, 2014. Because our cash flows from operating activities were insufficient to cover operating expenses and interest payments, we have sought other capital resources to fund our operations, our debt service and other obligations.
On May 2, 2014, we closed the Rights Offering and certain related financing transactions with Time Warner and received net proceeds, after deducting fees and expenses, of approximately US$ 386.6 million, in addition to the US$ 30.0 million of proceeds from the 2017 Term Loan (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"). We applied the net proceeds, together with a portion of the proceeds from the 2017 Term Loan, to discharge the 2016 Fixed Rate Notes on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million at transaction date exchange rates), respectively.
These financing transactions significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness and provide sufficient liquidity to fund our operations and relieve pressure on our working capital position. We are continuing to take other actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. We are also actively considering options to refinance a portion of our existing indebtedness, including the 2015 Convertible Notes, which mature on November 15, 2015. Based on our current projections, we expect that the Company will be free cash flow positive beginning for the year ended December 31, 2015, and we expect to use this positive free cash flow to repay any amounts drawn under the 2017 Revolving Credit Facility such that the entire balance drawn is repaid at or prior to its maturity on December 1, 2017.
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
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Service and B- by Standard & Poor's, both with negative outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 Fixed Rate Notes and 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Cash Deposits
We deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose weekly. The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of an investment rating of A or A3 or higher. In addition we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
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

Index

Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses. In 2013, we expressed our commitment to focusing on our core broadcasting assets and seeking alternatives, including potential divestiture, with respect to our non-core assets. We continue to assess the status of our non-core assets and if we ultimately divest these assets, it is possible that we may recognize losses on their disposal, which may be material.
Fair Value Estimates
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, including the warrants issued in the Rights Offering and related financing transactions (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"), we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 12, "Financial Instruments and Fair Value Measurements"). The assumptions used in the determination of the fair value of our financial instruments is highly subjective and had we made different assumptions, the fair value of our financial instruments, including the Initial Warrants and the Unit Warrants, could have been materially different.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
The table below sets forth our market risk sensitive instruments as at September 30, 2014:

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

Index

Item 4.    Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the co-Principal Executive Officers and the Principal Financial Officer, to allow timely decisions regarding required disclosure.
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million (approximately US$ 6.9 million at transaction date rates). Pro Plus has appealed the decision. No fine is payable during the pendency of such an appeal.

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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues in 2013 compared to 2012. While Czech advertising revenues increased in the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, and we expect a significant improvement in Czech advertising revenues in 2014, we do not expect advertising revenues in the Czech Republic to reach 2012 levels in 2014.
In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, competition from other broadcasters and operators of other distribution platforms, seasonal trends in the advertising market, changing preferences in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Accordingly, our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to our price increases and the discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Global or regional economic conditions, the credit crisis and concerns regarding the Eurozone have adversely affected our financial position and results of operations. We cannot predict if or when economic conditions in the countries in which we operate will recover or how long any recovery may last. A failure to achieve lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by prevailing general and regional economic conditions. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, some of which are still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. GDP and private consumption weakened during 2012 due to continuing concerns regarding Europe’s sovereign debt crisis, the stability of the Eurozone, the sustainability of the Euro as a common currency and the growth prospects of major emerging market and developed market economies globally. After adjusting for inflation, we estimate that GDP in our territories remained flat overall during 2013 compared to 2012. While real GDP is estimated to have grown slightly in our markets in the first nine months of 2014, we cannot predict if this represents the start of a recovery or how long it will last. Economic conditions of our operating countries remain challenging, particularly in Slovenia where recent banking sector problems and ongoing political instability contributed to a significant increase of the country’s sovereign risk. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe and its ability to safeguard depositors’ funds. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
We may not be successful in our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate the substantial majority of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and direct-to-home (“DTH”) operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. Some cable and DTH operators have suspended the broadcast of our channels during negotiations to implement our carriage fees strategy, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful and this may also have an adverse impact on our results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We and certain of our subsidiaries have significant debt service obligations under the 2015 Convertible Notes, the 2017 Fixed Rate Notes, the 2017 PIK Notes and the 2017 Term Loan. Despite the expectation of significantly improved revenue and OIBDA performance in 2014, we expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and these debt service obligations. Improving our payables position will result in increased operating cash outflows during 2014 compared to 2013, which we intend to fund with the 2017 Revolving Credit Facility, resulting in an increase in those debt service obligations. In addition, although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, reducing our cash interest costs in the near term, the 2017 PIK Notes and the 2017 Term Loan accrue interest at a significantly higher rate than the 2017 Fixed Rate Notes and the 2015 Convertible Notes which are be required to be repaid in cash by their maturity date. Accordingly, the payment of interest expense in-kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures, we are restricted under the 2017 Fixed Rate Notes, the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan and the 2017 Revolving Credit Facility in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to fund future working capital, capital expenditures, business opportunities and other corporate requirements. Furthermore, we may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Following the issuances of the 2017 PIK Notes and the drawdown of the 2017 Term Loan as well as any drawdown of the 2017 Revolving Credit Facility, we have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015. Under the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement, we can incur only limited amounts of additional indebtedness, which includes indebtedness incurred to refinance existing indebtedness. In addition, the acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A Common Stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. As a result, we may not be able to repurchase or refinance our indebtedness on acceptable terms or at all. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Following a downgrade in September 2013, Moody’s Investors Service rates our corporate credit as Caa1 and the 2017 Fixed Rate Notes as B1, with a negative outlook. Standard & Poor’s rates our corporate credit B- and the 2017 Fixed Rate Notes B- , with a negative outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies monitor companies very closely and have made liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our refinancing of the 2016 Fixed Rate Notes has extended the maturity profile of our indebtedness and will reduce our cash interest costs. However, we may be subject to further downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are further lowered by the ratings agencies, it will be more difficult for us to refinance indebtedness or raise new indebtedness that may be permitted under our indentures or the 2017 Term Loan Agreement and 2017 Revolving Loan Agreement and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
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
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we expanded the scope of our restructuring plans announced last year to operate with a more effective cost base and incurred charges in 2013 of approximately US$ 18.6 million. We also incurred total severance costs of approximately US$ 7.1 million during the third and fourth quarters of 2013. We have continued to pursue restructuring initiatives in 2014 and currently expect to incur total restructuring charges of approximately US$ 9.0 million in 2014. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2017 Fixed Rate Notes, the 2015 Convertible Notes and the 2017 PIK Notes and under the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. In addition, pursuant to the indenture governing the 2017 Fixed Rate Notes, we pledged our ownership interests in CET 21 and substantially all of CET 21’s assets, including issued shares of CME Slovak Holdings B.V. If we or our restricted subsidiaries were to default under the terms of any of the indentures governing such notes or agreements governing the 2017 Term Loan Agreement or 2017 Revolving Loan Agreement, the secured parties under such indentures or agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. In addition, in the event of a default under the indenture governing the 2017 Fixed Rate Notes, the secured parties thereunder can enforce against assets that are not part of the collateral for the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan or the 2017 Revolving Credit Facility, including the shares and business of CET 21. Any such event could result in our inability to conduct our business.

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
We may be subject to changes in tax rates and exposure to additional tax liabilities.
The Company is subject to taxes in a number of foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by tax authorities. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related proceedings could be materially different from our historical tax provisions and accruals. The results of an audit or proceedings, which may include additional taxes, fines, interest and other penalties, could have a material effect on our financial position, results of operations and cash flows.
Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. Furthermore, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase as a result of greater competition from existing and new television broadcasting channels. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other necessary resources and changes in audience tastes in our markets as well as from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of such underperforming programming, as was the case in certain of our operating segments in 2013. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Index

We rely on network and information systems and other technology that may be subject to disruption or misuse, which could harm our business or our reputation.
We make extensive use of network and information systems and other technologies, including those related to our internal network management as well as our broadcasting operations. These systems are central to many of our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, malicious activities or other security breaches could result in a disruption or degradation of our services, the loss of information or the improper disclosure of personal data. The occurrence of any of these events could negatively impact our business by requiring us to expend resources to remedy such a security breach or by harming our reputation. In addition, improper disclosure of personal data could subject us to liability under laws that protect personal data in the countries in which we operate. The development and maintenance of systems to prevent these events from occurring requires ongoing monitoring and updating as efforts to overcome security measures become more sophisticated. As technologies evolve, we will need to expend additional resources to protect our technology and information systems, which could have an adverse impact on our results of operations.
The transition to digital television broadcasting may require substantial additional investments and the effectiveness of such investments is uncertain.
Countries in which we have operations have been migrating from analog terrestrial broadcasting to DTT broadcasting. Bulgaria, Croatia, the Czech Republic, the Slovak Republic and Slovenia have completed the analog switch-off. In Romania, migration is expected to be completed in 2015. We cannot predict whether our Romanian operations will receive rights or licenses to broadcast any existing or additional channels if additional rights or licenses to such broadcasting should be required once the digital switchover in Romania is completed. We also cannot predict the full effect of the migration to DTT broadcasting on our existing operations or the take up of DTT broadcasting by audiences in those markets. Substantial investment and the commitment of substantial other resources has been required to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not receive an adequate return on such investment if the take up of DTT broadcasting is lower than expected.
Our operations are in developing markets where there are additional risks, including political and economic uncertainty, biased treatment and loss of business.
Our revenue-generating operations are located in Central and Eastern Europe where we must comply with various laws and other regulatory obligations related to our businesses. Compliance with foreign as well as applicable U.S. laws and regulations, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs of doing business in these jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. The Company may also be significantly affected by other risks that may be different to those posed by investments in more developed markets, including, but not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. As a result, there may be legal and regulatory changes, or changes in the interpretation or application of existing laws or regulations, that require us to incur substantial costs, cause us to change our business practices, or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial, which would have a material adverse effect on our business financial position, results of operations and cash flows.
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
In our markets, the officers, general directors, other members of the management or employees of our operating companies have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indentures governing the 2017 Fixed Rate Notes and the 2017 PIK Notes or the 2017 Term Loan Agreement and the 2017 Revolving Loan Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A Common Stock, holding 61,407,775 unregistered shares of Class A Common Stock, as well as one share of Series A Preferred Stock, 200,000 shares of Series B Preferred Stock and warrants to acquire 100,926,996 shares of our Class A Common Stock (the "TW Warrants") The share of Series A Preferred Stock is convertible into 11,211,449 shares of Class A Common Stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A Common Stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A Common Stock. The shares of Series B Preferred Stock are convertible into shares of Class A Common Stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions) at a conversion price of US$ 2.42, subject to adjustment in the event of equity issuances at a price per share less than this conversion price, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013. The initial stated value of US$ 1,000 per share of the Series B Preferred Stock accretes at a rate of 7.5% per annum, compounded quarterly, for the first three years from the date of issuance and 3.75% per annum, compounded quarterly, for the fourth and fifth years. As of September 30, 2014, the 200,000 shares of Series B Preferred Stock were convertible into 90,649,241 shares of Class A Common Stock. The TW Warrants are convertible into shares of Class A Common Stock at an exercise price of US$ 1.00 per share from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such Warrants prior to May 2, 2016, at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act). Time Warner has registration rights with respect to all its shares of Class A Common Stock now held or hereafter acquired by Time Warner. Furthermore, there are additional unregistered or restricted shares of our Class A Common Stock outstanding, as well as securities convertible into shares of Class A Common Stock, that may enter into trading.
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
Time Warner is able to exercise voting power in us with respect to 49.6% of our outstanding shares of Class A Common Stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants to Time Warner, the aggregate economic interest of Time Warner in us is approximately 75.2%, (without giving effect to the accretion of the Series B Preferred Stock after September 30, 2014). In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes and the drawdown of the 2017 Term Loan, Time Warner is, in addition to being our largest shareholder, is our largest secured creditor. Subject to certain exceptions provided for by the Trust Indenture Act that would apply to the 2017 PIK Notes that limit Time Warner’s voting rights as a holder of the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes or as a lender under the 2017 Term Loan and, when drawn, the 2017 Revolving Credit Facility. The 2017 Term Loan and the 2017 Revolving Credit Facility contain maintenance covenants and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 Fixed Rate Notes, including covenants in respect of the incurrence of indebtedness, the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A Common Stock or other indebtedness.
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

Date:	October 30, 2014	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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