Form 10-K
period 2014-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2015-03-12
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
CLASS A COMMON STOCK, $0.08 PAR VALUE
UNIT WARRANTS TO PURCHASE SHARES OF CLASS A COMMON STOCK
15.0% FIXED RATE NOTES DUE 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price of US$ 2.82 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2014) was US$ 208.1 million.

Number of shares of Class A Common Stock outstanding as of March 6, 2015: 135,335,258
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2015 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2014

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of the global economic slowdown and Eurozone instability in our markets and the extent and timing of any recovery; the extent to which our liquidity constraints and debt service obligations restrict our business; our ability to refinance our existing indebtedness; our exposure to additional tax liabilities; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Defined Terms
Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech korunas, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2014 used in this report are BGN/US$ 1.61; HRK/US$ 6.30; CZK/US$ 22.83; RON/US$ 3.69; and EUR/US$ 0.82.
As used herein, the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015; the term “2016 Fixed Rate Notes” refers to our redeemed and discharged 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to our redeemed and discharged 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term "2017 Term Loan" refers to the 15.0% term loan due 2017 funded by Time Warner Inc. ("Time Warner"); the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017 with Time Warner; the term "2017 Euro Term Loan" refers to the floating rate senior unsecured term credit facility agreement with BNP Paribas as administrative agent, and Time Warner as guarantor; the term “Senior Debt” refers collectively to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes; 2017 PIK Notes; 2017 Term Loan; 2017 Revolving Credit Facility and the 2017 Euro Term Loan; the term "Framework Agreement" refers to the framework agreement dated February 28, 2014 among Time Warner, Time Warner Media Holdings B.V. ("TW Investor") and the Company, pursuant to which the Company conducted a rights offering (the "Rights Offering") and certain related financing transactions; the term "2014 Warrants" refers collectively to the warrants issued under the Rights Offering (the "Unit Warrants") and to warrants issued to Time Warner in certain related financing transactions (the "Initial Warrants"); the term “2015 Refinancing Commitment Letter” refers to a commitment letter executed with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity.
PART I
ITEM 1.    BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. We own 94% of our Bulgaria operations and 100% of our broadcast operating and license companies in our remaining countries.
We have market leading broadcast operations in these countries broadcasting a total of 33 television channels. Each country also develops and produces content for their television channels and for licensing to third parties. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, satellite and internet protocol television ("IPTV") operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite.

Index

General market information
Our main operating countries are members of the European Union (the “EU”). However, as emerging economies, they have adopted Western-style democratic forms of government within the last twenty-five years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our countries converge with more developed nations and their economic and commercial infrastructures continue to develop, we believe the business risks of operating in these countries will continue to decline. We also have operations in Moldova which are immaterial in comparison with our other operations and are presented as a component of our Romania segment.
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

Nominal GDP per capita US$	2014	2013	2012	2011	2010	2009	2008	2007
CME markets	$12,917	$12,471	$12,123	$11,848	$11,376	$11,053	$11,441	$10,275
Growth rate	4%	3%	2%	4%	3%	(3)%	11%	14%
Developed markets	$46,758	$45,526	$44,583	$43,715	$42,521	$41,309	$42,726	$42,203
Growth rate	3%	2%	2%	3%	3%	(3)%	1%	4%
Source: International Monetary Fund ("IMF"), CME estimates
The following table shows the ratio of per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of nominal GDP at PPP per capita	2014	2013	2012	2011	2010	2009	2008	2007
CME markets as a % of developed markets	49%	48%	48%	48%	47%	48%	48%	46%
Source: IMF, CME estimates
The level of nominal GDP per capita in our markets was converging towards the level of the developed markets at a fairly significant rate up until 2009, when the global recession impacted our markets to a greater extent than the developed markets and convergence slowed down. The tables above demonstrate that the convergence has stagnated somewhat since the global recession. We believe that the convergence of GDP per capita in our markets with the developed markets will continue when and if economic conditions improve and sustained periods of higher growth return. As our markets grow, the level of disposable income of the population increases, which provides an incentive for advertisers to advertise their products.
The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2014	2013	2012	2011	2010	2009	2008	2007
CME markets	$36	$33	$35	$38	$38	$40	$54	$50
Growth rate	7%	(4)%	(8)%	(2)%	(5)%	(26)%	10%	14%
Developed markets	$342	$334	$328	$324	$317	$313	$344	$354
Growth rate	2%	2%	1%	2%	1%	(9)%	(3)%	2%
Source: CME estimates, Group M, IMF
The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, in our markets was converging with that of the developed markets until 2008 and had risen to a weighted average level in our markets of 0.47% in 2008 compared to 0.81% in the developed markets. Due to the protracted period of advertising market decline since 2008, the weighted average advertising intensity in CME markets fell to 0.26% in 2013 compared to 0.73% in developed markets. In 2014, the weighted average ad intensity in our markets of 0.28% improved compared to our markets in 2013, as well as against the developed markets, which stagnated at the same rate of 0.73% in 2014. In the long-term, we expect advertising intensity in our markets to converge towards levels of the developed markets; however, we expect the rate of increase to be greater in the first years of economic recovery as our markets resume growth from a lower base.
The convergence of advertising intensity is driven by several factors, including the introduction of premium products into the market by new or existing advertisers aiming to capture increased consumer disposable income. In the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spend. In the markets in which we operate, basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues. The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2014:

Mix of advertised products	CME markets	Developed markets
Premium	33%	63%
Basic	63%	33%
Other	4%	4%
Source: CME estimates, Group M

Index

Similar to the trends described above, the proportion of premium goods advertised in our markets gradually increased over time up to 2009. During the prolonged period of television advertising spend decline in our markets from 2009 through 2013, we experienced a decline in the proportion of advertising revenues from premium products. While nominal GDP and total advertising spend per capita improved in 2014 as compared to 2013, the percentage of advertising for premium products declined slightly which we believe is caused by lagging consumer demand for such products as our economies slowly improve. In the long-term, we expect the historic trend of increased advertising of premium products to resume.
The following table shows television advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

TV advertising spend per capita US$	2014	2013	2012	2011	2010	2009	2008	2007
CME markets	$18	$18	$19	$20	$20	$21	$27	$24
Growth rate	4%	(6)%	(5)%	0%	(4)%	(24)%	13%	18%
Developed markets	$147	$143	$143	$143	$140	$133	$145	$147
Growth rate	3%	0%	0%	2%	5%	(8)%	(1)%	(1)%
Source: CME estimates, Group M, IMF
Television advertising spend per capita in our markets grew at a significantly faster rate than in developed markets prior to 2009, but was more heavily impacted than in developed markets during the recent prolonged period of advertising market decline prior to this year. Television advertising spend has grown as a percentage of total advertising spend in our markets, as shown below. Furthermore, since television was commercialized in our markets at the same time as other forms of media, television advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers, magazines and radio were established as advertising media well before the advent of television.
The following table shows television advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising spend as a % of total advertising spend	2014	2013	2012	2011	2010	2009	2008	2007
CME markets	53%	52%	53%	52%	50%	50%	51%	49%
Developed markets	43%	43%	44%	44%	44%	43%	42%	42%
Source: Group M
As shown above, the share of television advertising relative to print and other advertising in our markets has grown during the last eight years. We believe that television advertising will hold this share because of the greater reach and better measurement capabilities of television advertising, which makes this medium more effective to advertisers compared to print, radio and outdoor advertising. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, which has allowed us to offer additional advertising opportunities to complement our television advertising revenues.
In summary, when our markets recover we expect the economies of the countries in which we operate to resume their convergence with more developed markets, particularly Western Europe, resulting in higher rates of growth of GDP per capita in our markets compared to that of the developed countries.
Country operations
Our strategy is to maintain and increase our audience leadership in each of our countries in order to pursue sales strategies designed to maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels which appeal to a broad audience.
Content that consistently generates high audience shares is crucial to maintaining the success of each of our country operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful in prime time and supporting market-leading channels. Maintaining a regular stream of popular local content at the lowest possible cost is operationally important over the long-term, and gives us the opportunity to accomplish this goal.
As the distribution platforms in our region develop and become more diversified, our television channels and content will reach viewers through new distribution offerings, such as internet TV and smart devices. We offer viewers the choice of watching premium television content through a series of portals, including through Voyo and catch-up services on our websites.
We believe that the Company is best served by a focus on our television broadcasting assets in each country. In that regard, we made significant progress with the disposal of our non-core assets including the divestiture of Bontonfilm during the second quarter of 2014 and the divestitures of the home video distribution businesses in Romania during the fourth quarter. We also sold our remaining distribution business in Romania during January 2015, and during the course of the year we expect to complete the disposal of our Romanian studio, radio, cinema and music businesses.
Programming
Our programming strategy in each country is tailored to match the expectations of key audience demographics by scheduling and marketing an optimal mix of programs in a cost effective manner. The programming that we provide drives our audience shares and ratings (see "Audience Share and Ratings" below) and consists of locally-produced news, current affairs, fiction, and reality and entertainment shows as well as acquired foreign movies, series and sports programming.
We focus our programming investment on securing a leading audience share position during prime time, where the majority of advertising revenues are delivered, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time while maintaining all day audience shares.

Index

Audience Share and Ratings
The following presents the channels we operate in each country and the tables below provide a country-by-country comparison of all day and prime time audience shares for 2014 in the target demographic of each of our leading channels to the primary channels of our main competitors.
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
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(18-49)	BTV	CME	27.7%	32.9%
	NOVA TV	MTG	17.2%	18.5%
	BNT 1	Public television	5.6%	7.0%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2014 was 34.7% and 39.1%, respectively.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(18-54)	Nova TV (Croatia)	CME	21.8%	27.9%
	RTL	RTL	15.6%	18.5%
	HTV 1	Public television	12.6%	10.3%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Croatia broadcast operations in 2014, excluding NOVA WORLD and MINI TV, was 27.3% and 34.5%, respectively.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and five other channels, NOVA CINEMA, NOVA SPORT, FANDA, SMICHOV and TELKA.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(15-54)	TV NOVA (Czech Republic)	CME	25.5%	29.8%
	Prima	MTG	11.3%	12.4%
	CT 1	Public television	12.3%	14.4%

Source: ATO-Mediaresearch
The combined all day and prime time audience shares of our Czech Republic broadcast operations in 2014, excluding NOVA SPORT, was 36.2% and 40.8%, respectively.

Index

Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(18-49 Urban)	PRO TV	CME	19.1%	23.8%
	Antena 1	Intact group	14.9%	14.2%
	TVR 1	Public television	2.5%	2.8%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania broadcast operations in 2014, excluding PRO TV INTERNATIONAL, PRO TV CHISINAU and ACASA IN MOLDOVA, was 24.9% and 30.3%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and two other channels, DOMA (Slovak Republic) and DAJTO.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(12-54)	TV MARKIZA	CME	24.7%	26.9%
	TV JOJ	J&T Media Enterprises	16.0%	18.7%
	STV 1	Public Television	7.0%	8.1%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic broadcast operations in 2014 was 33.0% and 35.3%, respectively.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Main Television Channels	Ownership	All day audience share (2014)	Prime time audience share (2014)

(18-54)	POP TV	CME	20.2%	28.7%
	SLO 1	Public Television	9.7%	11.3%
	Planet TV	Antenna Group / TSmedia	7.1%	8.5%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia broadcast operations in 2014 was 35.1% and 43.5%, respectively.
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
We operate our broadcast operations based on a business model of audience leadership, brand strength and strong local content. Our sales strategy is to maximize the monetization of our inventory by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues in the market compared to the total television advertising market. We also generate additional revenues by collecting fees from cable and satellite operators for carriage of our channels.

Index

The public broadcasters in the countries in which we operate are restricted in the amount of advertising that they may sell. See “Regulation of Television Broadcasting” below for additional information.
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
Programming and Advertising Regulation
Our main operating countries are member states of the EU, and as such, our broadcast operations in such countries are subject to relevant EU legislation relating to media.
The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in December 2007 and provides the legal framework for media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and mobile television) transmissions of media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive requires broadcasters, where “practicable and by appropriate means,” to reserve a majority of their broadcast time for “European works.” Such works are defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries. In addition, the AVMS Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. In respect of advertising, the AVMS Directive does not restrict when programming can be interrupted by advertising in linear broadcasting, except in the case of movies, news and children's programming, where programming can be interrupted once every thirty minutes or more. In addition, broadcasters may use product placement in most genres, subject to the identification of such practices and limitations on prominence.
Member states were required to implement the AVMS Directive by December 19, 2009, and of the countries in which we operate Croatia, the Czech Republic, Romania and the Slovak Republic have notified the European Commission that the regulations have been put in place. Legislation has been adopted in Bulgaria and Slovenia to implement the AVMS Directive. Under the AVMS Directive, member states are permitted to adopt stricter conditions than those set forth in the AVMS Directive. The legislation enacted in our operating countries is consistent with the EU rules.
Please see below for more detailed information on programming and advertising regulations that impact our channels.
Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for 4 minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both publicly and privately owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, regulations on medical products advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming. These channels must ensure that 50% of a channel's total annual broadcast time consists of EU- or locally-produced programming and 12% of such broadcast time consists of programming produced by independent producers in the EU. News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.
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

Index

Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20% of their total daily broadcast time. Since January 2013, the public broadcaster RTVS, which is financed through a compulsory license fee, can broadcast advertising for up to 0.5% of its total broadcast time (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only 8 minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. RTVS is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco, pharmaceuticals, firearms and munitions advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m. Our operations in the Slovak Republic are also required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 50% of the station's monthly broadcast time must be European-origin audio-visual works and at least 10% of a station's monthly broadcast time must be European audio-visual works produced by independent producers, at least 10% of which must be broadcast within five years of production.
Slovenia: Privately owned broadcasters in Slovenia are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee and commercial activities, is allowed to broadcast advertising for up to 10 minutes per hour, but is only permitted up to 7 minutes per hour between the hours of 6:00 p.m. and 11:00 p.m. There are also restrictions on the frequency of advertising breaks during programs and restrictions that relate to advertising content, including a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15%. Our Slovenia operations are required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. In addition, 50% of the station's annual broadcast time must be European-origin audio-visual works and at least 10% of the stations annual broadcast time must be European audio-visual works produced by independent producers.
Licensing Regulation
The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., cable, terrestrial, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect each of our licenses to be renewed or new licenses to be granted as required to continue to operate our business. With the exception of Romania, all of our operating countries have transitioned from analog to digital terrestrial broadcasting and we have obtained digital licenses in those countries. The digital switchover is expected to occur in Romania in June 2015, although this may be subject to delays in implementation, and we expect to receive digital licenses that are issued in replacement of analog licenses. We will also apply for additional digital licenses and for licenses to operate digital networks where such applications are permissible and prudent. Please see below for more detailed information on licenses for our channels.
Bulgaria: Following the analog switch-off in September 2013, BTV operates pursuant to a national digital terrestrial license issued by the Council for Electronic Media, the Bulgarian Media Council, that expires in July 2024. BTV ACTION broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a digital terrestrial license that expires in January 2025 which is not currently in use. BTV CINEMA, BTV COMEDY, RING.BG and BTV LADY each broadcast pursuant to a national cable registration that is valid for an indefinite time period.
Croatia: NOVA TV (Croatia) broadcasts pursuant to a national terrestrial license granted by the Croatian Media Council, the Electronic Media Council, which expires in April 2025. DOMA (Croatia) broadcasts pursuant to a national terrestrial license that expires in January 2026. MINI TV broadcasts via satellite and cable pursuant to a license that expires in January 2022.
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. FANDA broadcasts pursuant to a satellite license that expires in July 2024 and a national terrestrial license that expires in September 2023. SMICHOV broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. TELKA broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025.
Romania: PRO TV broadcasts pursuant to a network of regional and local analog licenses granted by the Romanian Media Council, the National Audio-Visual Council. PRO TV also broadcasts using a national satellite license. Our other Romanian channels (ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national satellite license. Licenses for our Romanian operations expire on dates ranging from June 2015 to May 2023 and are renewed upon application to the Romanian Media Council. From 2009, the Romanian Media Council may only extend the validity of an analog terrestrial license until the date of the digital switchover, which is expected to occur in June 2015, although this may be subject to delays in implementation. PRO TV and SPORT.RO also broadcast in high-definition pursuant to experimental terrestrial licenses that are valid until the digital switchover. ACASA broadcasts in high-definition pursuant to a written consent from the Media Council and ACASA GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO TV CHISINAU broadcasts pursuant to an analog license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in November 2016 and ACASA IN MOLDOVA broadcasts pursuant to a cable license that expires in December 2017.
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
OTHER INFORMATION
Employees
As of December 31, 2014, we had a total of approximately 3,700 employees (including contractors). None of our employees or the employees of any of our subsidiaries are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Index

Corporate Information
CME Ltd. was incorporated in 1994 under the laws of Bermuda. Our registered offices are located at O'Hara House, 3 Bermudiana Road, Hamilton HM 08, Bermuda, and our telephone number is +1-441-296-1431. Communications can also be sent c/o CME Media Services Ltd. at Krizeneckeho nam. 1078/5, 152 00 Praha 5, Czech Republic, telephone number +420-242-465-576. CME's Class A common stock is listed on the NASDAQ Global Select Market and the Prague Stock Exchange under the ticker symbol “CETV”.
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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues in 2013 compared to 2012. While we made significant progress last year regaining advertising market share lost in 2013 and anticipate revenues will increase in 2015, we do not expect to reach 2012 levels during the year.
In addition to general economic conditions, other factors that may affect our advertising sales are the pricing of advertising time as well as competition from other broadcasters and operators of other distribution platforms, audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing preferences in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Accordingly, our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to price increases and discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, one of which, Croatia, is still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP is estimated to have improved in our markets in 2014, we cannot predict if this represents the start of a recovery or how long it will last.
During 2014, countries in the European Union and around the world authorized economic sanctions against individuals and entities in Russia in response to events that transpired in Ukraine. If these sanctions result in a negative impact on the economies of the European Union, the countries in which we operate may be significantly impacted given the export-oriented nature of their economies. Continued softness in the Eurozone, including a slow down in the growth of consumer prices, has prompted the European Central Bank to embark upon quantitative easing. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected banks, countries and markets in Europe or elsewhere. Furthermore, the departure of a country from the Euro or the dissolution of the Euro by its members could negatively impact our business as well as cause significant volatility and disruption in the global economy. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Revolving Credit Facility and the 2017 Euro Term Loan. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and our debt service obligations, including the repayment of the 2015 Convertible Notes at maturity on November 15, 2015. Improving our payables position resulted in increased operating cash outflows during 2014 compared to 2013, which we funded in part with a drawing under the 2017 Revolving Credit Facility, resulting in an increase in our debt service obligations. In addition, although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, reducing our cash interest costs in the near term, the 2017 PIK Notes and the 2017 Term Loan accrue interest at a significantly higher rate than the 2015 Convertible Notes, and such interest is required to be repaid in cash by their maturity dates. Furthermore, we must pay a fee to Time Warner as consideration for its guarantee of the 2017 Euro Term Loan (the "TW Guarantee"). Although the guarantee fee is non-cash pay at our option, accruing such fee will further increase the amounts to be repaid at the maturity date of the 2017 Euro Term Loan. Accordingly, the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures and loan agreements, we are restricted under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Revolving Credit Facility and the reimbursement agreement with Time Warner relating to the TW Guarantee (the “Reimbursement Agreement") in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities, other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantee, see Part II, Item 8, Note 5 "Long-Term Debt and Other Financing Arrangements - 2017 Euro Term Loan".
Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming rights expenses and interest on debt, are divided across a range of currencies. As a result, while we anticipate revenues to increase in 2015 in our functional currencies, a strengthening of the dollar may negatively impact reported revenues when translated from our functional currencies to dollars. In addition, a significant portion of our programming content is purchased pursuant to dollar-denominated agreements. If the dollar appreciates against our functional currencies, such content costs may be adversely affected. Furthermore, the 2017 Euro Term Loan is denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of this loan and therefore may experience significant gains and losses on the translation of the 2017 Euro Term Loan and related interest payments into dollars. General market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations, which may have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Following the financing transactions concluded in 2014, including the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan, drawings under the 2017 Revolving Credit Facility and the drawdown of the 2017 Euro Term Loan, we have a substantial amount of indebtedness, including approximately US$ 261.0 million of 2015 Convertible Notes that mature on November 15, 2015. Pursuant to the 2015 Refinancing Commitment Letter, Time Warner has committed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity, subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes). Under the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility, and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, which includes indebtedness incurred to refinance existing indebtedness. In addition, the acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. As a result, we may not be able to repurchase or refinance our indebtedness on acceptable terms or at all. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of foreign jurisdictions. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. In that regard, Pro TV and our production services companies SC Mediapro Studiorile SA (“MPS”), which is classified as a discontinued operation in our financial statements, and SC Media Pro Entertainment Romania SA (“MPE”), which has limited trading, are being audited by the Romanian tax authorities, although the tax audits of MPS and MPE have been suspended. At the present time we are unable to determine when the Romanian tax authorities will complete their audits or what assessments may be issued, or estimate what the amount of any such assessments may be; however, it is possible that the authorities may complete their audit of Pro TV during the second quarter of 2015. We believe that upon completion of these audits the Romanian tax authorities will assess certain payroll taxes, penalties and interest in respect of the manner in which individuals retained directly by Pro TV, MPS and MPE were engaged and have provided US$ 12.0 million in the fourth quarter of 2014 for this. It is likely that additional amounts, which may be material, in respect of additional payroll tax liabilities and non-deductible VAT, plus related interest and penalties, will be levied by the Romanian tax authorities upon completion of these audits. For additional information see Part II, Item 8, Note 21 “Commitments and Contingencies”. The final determination of tax audits and any related proceedings could be materially different from our historical tax provisions and accruals. The results of the audits of Pro TV and, once the suspensions are lifted, of MPS and MPE, are likely to include additional taxes, fines, interest and other penalties, and may, in the event the tax authority concludes that there is serious misconduct, result in criminal proceedings.
Significant judgment is required in determining our provision for taxes. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.

Index

There is uncertainty regarding our ability to continue as a going concern.
We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations. Our 2015 Convertible Notes mature on November 15, 2015. We have entered into the 2015 Refinancing Commitment Letter with Time Warner pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future, however funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. As a result, the report of our independent registered public accounting firm for the year ended December 31, 2014 contains an explanatory paragraph relating to our ability to continue as a going concern. If the financing arrangements set forth in the 2015 Refinancing Commitment Letter are not completed and we are unable to secure additional financing, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2015 Convertible Notes and the 2017 PIK Notes and the agreements governing the 2017 Term Loan, the 2017 Revolving Credit Facility and the Reimbursement Agreement, we pledged all of the shares of Central European Media Enterprises B.V. and of CME Media Enterprises B.V., which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or our restricted subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. Such an event could result in our inability to conduct our business.
The investigation by the Romanian authorities into conduct by employees of MPS and MPE may result in the imposition of material fines.
The prosecutors’ office of the Bucharest Tribunal is investigating certain suppliers of MPS and MPE as well as certain current and former employees of MPS on suspicion of tax evasion and related charges. For additional information, see Item 3 “Legal Proceedings”. While neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made, the prosecuting authorities in Romania may take action against MPS or MPE in the future. These actions could include criminal and civil fines, penalties, damages, seizure of bank accounts or other assets, a temporary suspension of activity, or other actions or restrictions. Depending on the development of these investigations, we may be required to accrue significant amounts, including, among others, for fines, penalties, or other damages that may be imposed by the Romanian authorities. MPS and MPE are cooperating with the Bucharest public prosecutor’s office in its investigations of these matters. At this point, these investigations are incomplete and, as a result, we cannot predict when they will be completed or what their outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party or whether any fines, penalties, or other damages will be imposed on MPS or MPE in that event or the amount of such fines, penalties or other damages. In the event material fines, penalties, or other damages are imposed on MPS or MPE, they would experience difficulties continuing to operate and may need to cease operations entirely if necessary third party financing cannot be secured. Any material fines, penalties, or other damages imposed on MPS or MPE may have an adverse effect on our financial condition or results of operations. Furthermore, responding to the requests of governmental authorities and cooperating with their investigation will continue to divert our management’s attention and resources, which could harm our business.
We may not be successful in continuing our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our results of operations and cash flows.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Moody’s Investors Service rates our corporate credit as Caa1, with a stable outlook. Standard & Poor’s rates our corporate credit B+, with a stable outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies view liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our refinancing of the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes will reduce our cash interest costs. However, we may be subject to downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under our indentures or the 2017 Term Loan Agreement, the 2017 Revolving Loan Agreement, and the Reimbursement Agreement, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Item 8, Note 4, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.

Index

Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we incurred charges of approximately US$ 9.9 million related to restructuring in 2014 and US$ 18.5 million in 2013 and total severance costs of approximately US$ 7.1 million during 2013. We expect to pursue limited restructuring initiatives in 2015 and expect to incur related restructuring charges. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While our content costs decreased in 2014 compared to 2013, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other necessary resources and changes in audience tastes in our markets as well as from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming, as was the case in certain of our operating segments in 2013 and 2014. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than analog terrestrial broadcasting, such as digital terrestrial television (“DTT”) broadcasting, direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, have changed consumer behavior by increasing the number of entertainment choices available to audiences and the methods for the distribution, storage and consumption of content. This has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. Furthermore, substantial investment and the commitment of other resources has been required to implement DTT broadcasting and secure distribution in advance of knowing the take up of DTT broadcasting versus competing alternative distribution systems, such as direct-to-home platforms. We may not receive an adequate return on such investment if the take up of DTT broadcasting is lower than expected. Business initiatives to expand our distribution capabilities to adapt to changing patterns of consumption of content may not develop into profitable business models. New technologies that enable viewers to choose when, how, where and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could impact our businesses. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching additional channels could lower entry barriers for new channels and encourage the development of increasingly targeted niche programming on various distribution platforms. Our television broadcasting operations may be required to expend substantial financial and managerial resources to ensure necessary access to new broadcasting technologies or distribution systems. In addition, an expansion in competition due to technological innovation may increase competition for audiences and advertising revenue as well as the competitive demand for programming. Any requirement for substantial further investment to address competition that arises on account of technological innovations in broadcasting may have an adverse effect on our financial position, results of operations and cash flows.
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
Our revenue-generating operations are located in Central and Eastern Europe where we must comply with various laws and other regulatory obligations related to our businesses. Compliance with foreign as well as applicable U.S. laws and regulations, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs of doing business in these jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. The Company may also be significantly affected by other risks that may be different to those posed by investments in more developed markets, including, but not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. As a result, there may be legal and regulatory changes or changes in the interpretation or application of existing laws or regulations, that require us to incur substantial costs, cause us to change our business practices, or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial, which would have a material adverse effect on our business financial position, results of operations and cash flows.
Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local politics also present a potential for biased treatment of us before regulators or courts in the event of disputes involving our investments. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations. The loss of a material business would have a material impact on our financial position, results of operations and cash flows.
We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arm’s-length transactions.
In our markets, the officers, general directors, other members of the management or employees of our operating companies have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties or affiliates, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indenture governing the 2017 PIK Notes, the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility or the Reimbursement Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
Our broadcasting licenses may not be renewed and may be subject to revocation.
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. Our broadcasting licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods and our other broadcasting licenses expire at various times through 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, including the granting of digital licenses to Pro TV in Romania as that country transitions from analog to digital broadcasting later this year, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Risks Relating to our Common Stock
Our share price may be adversely affected by sales of unregistered shares or future issuances of our shares.
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of December 31, 2014, the 200,000 shares of Series B preferred stock were convertible into 92,363,397 shares of Class A common stock. The TW Warrants are convertible into shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part II, Item 8, Note 12 "Convertible Redeemable Preferred Shares" and Note 13 "Equity."
We cannot predict what effect, if any, the entry into trading of previously issued unregistered shares of Class A Common Stock will have on the market price of our shares. We may also issue additional shares of Class A common stock or securities convertible into our equity in the future. If more shares of our Class A common stock (or securities convertible into or exchangeable for shares of our Class A common stock) are issued to Time Warner, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of Time Warner may conflict with the interests of other investors.
Time Warner is able to exercise voting power in us with respect to 49.6% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.3%, (without giving effect to the accretion of the Series B Preferred Stock after December 31, 2014). Furthermore, following the series of financing transactions conducted in 2014, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan and the issuance of the TW Guarantee in respect of the 2017 Euro Term Loan, Time Warner is, in addition to being our largest shareholder, our largest secured creditor, as it holds or guarantees 68.9% of our outstanding indebtedness as at December 31, 2014. Subject to certain exceptions under the indenture for the 2017 PIK Notes that limit Time Warner’s voting rights as a holder of the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes, as a lender under the 2017 Term Loan and the 2017 Revolving Credit Facility or as a guarantor under the Reimbursement Agreement. The 2017 Term Loan, the 2017 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 PIK Notes, including covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A Common Stock or other holders of our indebtedness.
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

Location	Property	Use
Hamilton, Bermuda	Leased office	Registered office, Corporate
Amsterdam, The Netherlands	Leased office	Corporate office, Corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Bulgaria segment)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Croatia segment)
Prague, Czech Republic	Owned and leased buildings	Administrative center, Corporate; Office and studio space (Czech Republic segment)
Bucharest and other cities within Romania	Owned and leased buildings	Office and studio space (Romania segment)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Slovak Republic segment)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Slovenia segment)
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
MPS and MPE Investigations
The prosecutors’ office with the Bucharest Tribunal is investigating certain suppliers of the Company’s subsidiaries SC Mediapro Studiorile SA (“MPS”) and SC Media Pro Entertainment Romania SA (“MPE”) as well as certain current and former employees of MPS on suspicion of tax evasion and related charges. In connection with those investigations, the division of the Bucharest police responsible for economic crimes, acting under the instruction of the prosecutors’ office with the Bucharest Tribunal, conducted searches of the premises of MPS and MPE and the private residences of a number of members of the senior management of MPS as well as certain other current and former employees of MPS and MPE in December 2014. These searches followed more limited searches conducted earlier in 2014. In addition, certain members of senior management of MPS (including its then general director, finance director, chief operating officer, operational manager and head of human resources) as well as certain of its current and former employees were arrested in December or were detained under preventive arrest measures. All of them other than the two former general directors of MPS have been released from detention although they remain subject to restrictions on their freedom of movement and communication. Although the investigation is ongoing and no formal charges have been brought, we understand the Bucharest public prosecutor’s office is investigating approximately 22 companies purportedly supplying services to MPS on suspicion of invoicing MPS for services that were not provided and using the funds for settling such invoices to allegedly make payments to members of the management of MPS, other employees of MPS or others involved in the administration of this scheme. It is also alleged that certain employees of MPS were involved in the ownership or management of some of these companies.
At this stage, neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made. MPS is cooperating with the authorities in its investigation and CME has launched its own internal investigation. Because the investigations are ongoing, we cannot predict when they will be completed or what the outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party (which would result in joint and several liability with individual defendants for damages caused) or whether any fines, penalties, damages or other measures will be imposed on MPS or MPE in that event.
Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA is appealing this decision.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market (since renamed the NASDAQ Global Select Market) on October 13, 1994 under the trading symbol “CETV”.

Index

On March 6, 2015, the last reported sales price for shares of Class A common stock was US$ 2.63.
The following table sets forth the high and low prices for shares of Class A common stock for each quarterly period during the last two fiscal years.

	2014		2013
	High (US$ / Share)	Low (US$ / Share)	High (US$ / Share)	Low (US$ / Share)
Fourth Quarter	$3.23	$2.12	$6.65	$2.03
Third Quarter	2.92	2.25	5.62	3.07
Second Quarter	3.22	2.45	4.68	2.60
First Quarter	5.17	2.58	6.85	4.20
At March 6, 2015, there were approximately 56 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.
7,500,000 shares have been authorized for issuance in respect of equity awards under a stock-based compensation plan (see Item 8, Note 17, "Stock-based Compensation").
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2014.
PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2009 and December 31, 2014.
Value of US$ 100 invested at December 31, 2009 as of December 31, 2014:

Central European Media Enterprises Ltd.	$13.60
NASDAQ Composite Index	$208.71
Dow Jones Europe Stock Index	$116.09

Index

ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected financial data for all periods presented has been recast to present the impact from discontinued operations.

	For The Year Ending December 31,
	(US$ 000's, except per share data)
	2014	2013	2012	2011	2010
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME DATA:
Net revenues	$680,793	$633,134	$705,999	$801,511	$703,655
Operating income / (loss)	38,280	(180,017)	(479,789)	27,183	36,520
Loss from continuing operations	(151,465)	(276,434)	(535,708)	(157,517)	(102,560)
(Loss) / income from discontinued operations, net of tax	(80,431)	(5,099)	(10,685)	(22,088)	199,333
Net (loss) / income attributable to CME Ltd	$(227,428)	$(277,651)	$(535,680)	$(174,611)	$100,175

PER SHARE DATA:
Net (loss) / income per common share from:
Continuing operations - basic	$(1.11)	$(2.23)	$(6.83)	$(2.45)	$(1.60)
Continuing operations - diluted	(1.11)	(2.23)	(6.83)	(2.45)	(1.60)
Discontinued operations – basic	(0.55)	(0.04)	(0.13)	(0.26)	3.16
Discontinued operations - diluted	(0.55)	(0.04)	(0.13)	(0.26)	3.16
Net (loss) / income attributable to CME Ltd. – basic	(1.66)	(2.27)	(6.96)	(2.71)	1.56
Net (loss) / income attributable to CME Ltd. – diluted	(1.66)	(2.27)	(6.96)	(2.71)	1.56

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,509	125,723	76,919	64,385	64,029
Diluted	146,509	125,723	76,919	64,385	64,029

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$34,298	$102,322	$136,543	$181,301	$242,054
Other current assets	340,571	424,958	460,156	443,529	463,636
Non-current assets	1,244,491	1,434,593	1,578,016	2,056,939	2,234,860
Total assets	$1,619,360	$1,961,873	$2,174,715	$2,681,769	$2,940,550

Current liabilities	$450,527	$322,681	$298,047	$262,241	$250,216
Non-current liabilities	667,725	990,301	1,245,401	1,401,586	1,442,582
Temporary equity	223,926	207,890	—	—	—
CME Ltd. shareholders' equity	279,794	440,108	626,061	1,001,692	1,226,879
Noncontrolling interests	(2,612)	893	5,206	16,250	20,873
Total liabilities and equity	$1,619,360	$1,961,873	$2,174,715	$2,681,769	$2,940,550

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015; the term “2016 Fixed Rate Notes” refers to our redeemed and discharged 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to our redeemed and discharged 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term "2017 Term Loan" refers to the 15.0% term loan due 2017 funded by Time Warner Inc. ("Time Warner"); the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017 with Time Warner; the term "2017 Euro Term Loan" refers to the floating rate senior unsecured term credit facility agreement with BNP Paribas as administrative agent, and Time Warner as guarantor; the term “Senior Debt” refers collectively to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes; 2017 PIK Notes; 2017 Term Loan; 2017 Revolving Credit Facility and the 2017 Euro Term Loan; the term "Framework Agreement" refers to the framework agreement dated February 28, 2014 among Time Warner, Time Warner Media Holdings B.V. ("TW Investor") and the Company, pursuant to which the Company conducted a rights offering (the "Rights Offering") and certain related financing transactions; the term "2014 Warrants" refers collectively to the warrants issued under the Rights Offering (the "Unit Warrants") and to warrants issued to Time Warner in certain related financing transactions (the "Initial Warrants"); the term “2015 Refinancing Commitment Letter” refers to a commitment letter executed with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity.
The exchange rates used in this report are as at December 31, 2014, unless otherwise indicated.
Contents
I. Executive Summary
II. Analysis of Results of Operations and Financial Position
III. Liquidity and Capital Resources
IV. Critical Accounting Policies and Estimates
V. Related Party Matters

Index

I.    Executive Summary
CME Strategy
Our operations comprise a unique collection of broadcast assets across Central and Eastern Europe. The operations in each country enjoy very strong positions due to audience share leadership, brand strength, strong local content, and the depth and experience of country management. The reach and affinity we are able to provide advertisers supports our premium pricing model. These competitive advantages should provide the opportunity for us to benefit as and when sustained economic growth resumes in the countries in which we operate.
We are focused on enhancing the performance of our broadcast assets in each country over the short- and medium-term, which we expect will improve operating margins and free cash flow generation compared to the last three years. The main elements of our strategy are as follows:

•	maintaining or increasing our audience and advertising market shares in all of our markets;

•	leveraging popular content;

•	driving growth in advertising revenues through our pricing strategies;

•	optimizing content costs through the most efficient use of our programming library and reducing the cost of foreign programming while safeguarding our brands and competitive strengths; and

•	maintaining a strict cost discipline by controlling other expenses.
As market leaders with experienced management teams in each country, we are uniquely positioned to timely identify new challenges and adjust our strategy as new opportunities or threats arise.
Summary of Results
We manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operating performance is evaluated by our chief operating decision makers, how our operations are managed by segment managers and the structure of our internal financial reporting.
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
Our key performance measure of the efficiency of our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to Net Revenues. We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations. OIBDA and free cash flow, as defined below, are also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated on consolidation.
Free cash flow is defined as cash flows from operating activities, less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our chief operating decision makers when evaluating performance. Free cash flow is useful as a measure of our ability to generate cash. OIBDA and free cash flow may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 8, Note 20, "Segment Data".
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
The following tables provide a summary of our consolidated results for the years ended December 31, 2014, 2013 and 2012:

	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Net revenues	$680,793	$633,134	7.5%	10.4%	$633,134	$705,999	(10.3)%	(11.6)%
OIBDA	95,446	(48,405)	NM (1)	NM (1)	(48,405)	120,627	NM (1)	NM (1)
Operating income / (loss)	38,280	(180,017)	NM (1)	NM (1)	(180,017)	(479,789)	62.5%	62.6%
(1) Number is not meaningful.
Net revenues increased during 2014 compared to 2013 primarily due to a 10% increase on a constant currency basis in television advertising revenue and a 39% increase in carriage fees and subscription revenues. The changes made to the television advertising sales policy for 2014 in the Czech Republic resulted in a significant increase in the consumption of advertising on our channels in that country when compared to the previous year, which led to a 29% increase in television advertising revenues from that segment. The consumption of advertising on our channels in the Slovak Republic also improved during 2014 compared to 2013, resulting in a 10% increase in television advertising revenues, because our clients' behavior in the Slovak Republic was affected by the advertising pricing initiatives undertaken in the Czech Republic during 2013. Carriage fees and subscription revenues increased during 2014 compared to 2013 in Bulgaria due to increases in the number of subscribers reported by the operators and stronger prices, and in Romania following the successful negotiation of contracts with major cable and satellite operators in the second half of 2013.

Index

Costs charged in arriving at OIBDA decreased by 14% in 2014 compared to 2013. On a constant currency basis costs decreased 12% in 2014 compared to 2013 primarily due to a decrease in programming impairment, which amounted to US$ 9.2 million in 2014 compared to US$ 60.4 million in 2013, as well as a decrease of US$ 7.6 million in restructuring charges and a decrease of US$ 7.1 million of severance charges in 2013 that were not incurred in 2014. The remaining cost savings were primarily due to lower transmission costs, including savings from operating fewer channels in 2014, as well as personnel cost savings resulting from our restructuring efforts.
Costs charged in arriving at OIBDA for 2014 exclude a charge of US$ 12.0 million which we recorded in the fourth quarter related to ongoing tax audits in Romania (see Item 8, Note 21, "Commitments and Contingencies"). When those audits are completed, it is likely that there will be additional charges, which may be material, but it is currently not possible to estimate how much they will be. The cost is not considered by our chief operating decision makers when assessing the performance of our Romania segment. The US$ 6.9 million fine the competition agency in Slovenia was seeking to impose relating to operations there prior to 2012 was overturned in the fourth quarter (see Item 8, Note 21, "Commitments and Contingencies"). Since the charge, accrued in the second quarter of 2014, was not included in OIBDA, our reversal of this charge has similarly been excluded from OIBDA.
We completed the divestiture of Bontonfilm during the second quarter of 2014 and the home video distribution business in Romania during the fourth quarter. We also sold our remaining distribution business in Romania during January 2015, and during the course of the year we expect to complete the disposal of our radio, studio, cinema and music businesses in Romania. Therefore the results of each of these businesses have been included as discontinued operations for all periods presented.
There were no impairment charges in respect of goodwill and intangible assets during 2014, compared to charges of US$ 79.7 million in 2013. This decrease in impairment charges, along with a decrease in depreciation, amortization, and the decrease in costs charged in arriving at OIBDA, resulted in operating income for 2014 compared to an operating loss in 2013.
We remained market leaders during 2014 in terms of audience share in all of the countries in which we operate. These audience shares give us a strong advantage over our competition, and we intend to capitalize on this by concentrating our efforts on improving the monetization of our audiences, with a particular focus on regaining additional advertising market share in the Czech Republic.
Free Cash Flow

	For The Year Ending December 31, (US$ 000's)
	2014	2013	Movement	2013	2012	Movement
Net cash used in operating activities	$(65,242)	$(61,070)	(6.8)%	$(61,070)	$(27,670)	(120.7)%
Capital expenditures, net	(28,548)	(29,835)	4.3%	(29,835)	(31,091)	4.0%
Free cash flow	$(93,790)	$(90,905)	(3.2)%	$(90,905)	$(58,761)	(54.7)%

	December 31, 2014	December 31, 2013	Movement
Cash and cash equivalents	$34,298	$102,322	(66.5)%
Our free cash flow in 2014 was negative US$ 93.8 million, compared to free cash flow of negative US$ 90.9 million in 2013. While OIBDA improved in 2014 compared to 2013 and we reduced cash paid for interest, this was more than offset primarily by higher payments made to reduce our programming liabilities and trade payables. Our efforts to conserve cash, particularly in late 2013 and early 2014, resulted in a ballooning of liabilities that had been building since 2010. During 2014, we made higher payments to suppliers of foreign programming in order to improve our payables position, which reduced our total programming liabilities to US$ 69.8 million at December 31, 2014 from US$ 141.9 million at December 31, 2013. During the fourth quarter of 2014, we utilized US$ 25.0 million of the liquidity available to us under the 2017 Revolving Credit Facility. We ended the year with cash of US$ 34.3 million and US$ 90.0 million of liquidity available to us under the 2017 Revolving Credit Facility, compared to US$ 102.3 million of cash at December 31, 2013.
Financing Transactions
We overcame a significant liquidity shortfall and extended our nearest dated debt maturities through several financing transactions completed during 2014.

•	On May 2, 2014, we issued US$ 400.0 million in aggregate principal amount of 2017 PIK Notes and 84,000,000 2014 Warrants in the Rights Offering and related financing transactions.

•
Concurrently with the closing of the Rights Offering, Time Warner funded the US$ 30.0 million 2017 Term Loan. In addition, we entered into the 2017 Revolving Credit Facility with Time Warner in the aggregate principal amount of US$ 115.0 million, of which US$ 25.0 million was drawn at December 31, 2014. In connection with these transactions, we issued Time Warner and TW Investor the Initial Warrants.

•
We used the net proceeds of the Rights Offering and related financing transactions and a portion of the 2017 Term Loan to redeem the 2016 Fixed Rate Notes and discharged their indenture on May 2, 2014.

•	On November 14, 2014, we entered into a EUR 250.8 million 2017 Euro Term Loan and applied the proceeds to redeem the 2017 Fixed Rate Notes and discharged their indenture on December 12, 2014.

•
Also on November 14, 2014, we entered into a commitment letter with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity in November 2015, subject to customary closing conditions. This loan facility will mature in November 2019.

Our gross debt balance increased as a result of these transactions due to the call premium related to both the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes as well as the additional borrowings under the 2017 Term Loan and the 2017 Revolving Credit Facility. The gross debt balance will accrete further during 2015 as we are required to pay interest on the 2017 PIK Notes in kind until November 2015. We also have the option to pay interest in kind on the 2017 Term Loan and 2017 Revolving Credit Facility, as well as the credit support fee associated with the 2017 Euro Term Loan. However, the series of financing transactions completed in 2014 provided the Company with the liquidity to continue executing its operating plan and allowed it to become current on significantly overdue liabilities. Additionally, these transactions reduce our cash interest burden in 2015 by up to an additional US$ 57.0 million compared to 2014 due to our ability or obligation

Index

to pay interest and fees in kind. As a result, we anticipate positive free cash flow in 2015 without taking into account any cash impact of the tax audits in Romania (see Item 8, Note 21, "Commitments and Contingencies").
Market Information
After adjusting for inflation, we estimate that overall real GDP grew during 2014 in the countries in which we operate, with growth of more than 2% when compared to 2013 in our three largest markets. Real private consumption is also estimated to have increased overall during 2014 compared to 2013, in contrast to the previous two years when private consumption contracted overall.
The following table sets out our estimates of television advertising spending net of discounts by country (in US$ millions) for the years set forth below:

Country	2014	2013	2012
Bulgaria	$107	$111	$109
Croatia	101	97	101
Czech Republic	308	291	325
Romania*	199	189	192
Slovak Republic	126	122	134
Slovenia	67	71	77
Total CME Markets	$908	$881	$938
Growth rate	3%	(6)%	(6)%
* Romania market excludes Moldova.
Source: CME estimates, quoted using the 2014 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending in our markets increased overall by 3% in 2014 compared to the previous year. The most notable increase was in the Czech Republic, where the market was estimated to have increased by 6% due in large part to an increase in the consumption of GRPs from our channels following the changes made to our sales policy in that country. These changes also had a positive impact on the consumption of television advertising in the Slovak Republic leading to growth in that market of 4%. Romania continued to benefit from increased demand for advertising while Bulgaria and Slovenia remain very competitive, resulting in downward pressure on prices. The advertising market in Croatia grew during 2014 despite a persistent recessionary environment.
Segment Performance

	NET REVENUES
	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Bulgaria	$87,078	$87,448	(0.4)%	0.2%	$87,448	$85,241	2.6%	(0.1)%
Croatia	62,026	61,864	0.3%	1.5%	61,864	59,299	4.3%	2.5%
Czech Republic	202,779	174,939	15.9%	24.5%	174,939	252,161	(30.6)%	(30.0)%
Romania	178,614	162,305	10.0%	11.1%	162,305	153,137	6.0%	2.5%
Slovak Republic	90,556	82,404	9.9%	11.0%	82,404	96,174	(14.3)%	(16.6)%
Slovenia	61,370	66,656	(7.9)%	(7.2)%	66,656	68,895	(3.2)%	(5.6)%
Intersegment revenues	(1,630)	(2,482)	NM (1)	NM (1)	(2,482)	(8,908)	NM (1)	NM (1)
Total Net Revenues	$680,793	$633,134	7.5%	10.4%	$633,134	$705,999	(10.3)%	(11.6)%

Index

	OIBDA
	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Bulgaria	$9,367	$13,391	(30.1)%	(26.2)%	$13,391	$13,121	2.1%	(1.7)%
Croatia	7,835	8,258	(5.1)%	(2.7)%	8,258	7,924	4.2%	4.8%
Czech Republic	61,964	(9,604)	NM (1)	NM (1)	(9,604)	103,996	NM (1)	NM (1)
Romania	37,259	2,454	NM (1)	NM (1)	2,454	15,404	(84.1)%	(84.6)%
Slovak Republic	4,586	(19,859)	NM (1)	NM (1)	(19,859)	8,604	NM (1)	NM (1)
Slovenia	5,331	9,254	(42.4)%	(40.2)%	9,254	14,933	(38.0)%	(39.1)%
Eliminations	(16)	(46)	NM (1)	NM (1)	(46)	(1,073)	NM (1)	NM (1)
Total operating segments	126,326	3,848	NM (1)	NM (1)	3,848	162,909	(97.6)%	(97.6)%
Corporate	(30,880)	(52,253)	40.9%	39.1%	(52,253)	(42,282)	(23.6)%	(23.6)%
Total OIBDA	$95,446	$(48,405)	NM (1)	NM (1)	$(48,405)	$120,627	NM (1)	NM (1)

(1)	Number is not meaningful.

Bulgaria

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$61,464	$65,569	(6.3)%	(5.7)%	$65,569	$72,535	(9.6)%	(11.9)%
Carriage fees and subscriptions	19,808	16,179	22.4%	23.1%	16,179	7,552	114.2%	108.0%
Other	5,806	5,700	1.9%	3.3%	5,700	5,154	10.6%	7.6%
Net revenues	87,078	87,448	(0.4)%	0.2%	87,448	85,241	2.6%	(0.1)%
Costs charged in arriving at OIBDA	77,711	74,057	4.9%	4.7%	74,057	72,120	2.7%	0.2%
OIBDA	$9,367	$13,391	(30.1)%	(26.2)%	$13,391	$13,121	2.1%	(1.7)%
Television advertising spending in Bulgaria declined an estimated 3% in 2014 compared to the prior year. The Bulgaria segment reported net revenues of US$ 87.1 million for 2014 compared to US$ 87.4 million in 2013, broadly flat on an actual basis and a constant currency basis. Television advertising revenues declined due to heavy competition for market share, which resulted in sustained downward pressure on our average prices. The decrease in television advertising revenues during 2014 was offset by an increase in carriage fees and subscription revenues from cable, satellite and Internet Protocol television ("IPTV") operators due to increases in the number of subscribers reported by the operators and stronger prices. Television advertising revenues declined in 2013 compared to 2012 primarily due to the impact of our negotiations with a major satellite operator in Bulgaria regarding our carriage fees during the first three months of 2013, which resulted in lower coverage and audience shares when transmission of our channels was suspended during these negotiations. Following the successful conclusion of negotiations with a majority of the cable, satellite and IPTV operators in Bulgaria, our carriage fee revenues doubled during 2013 compared to 2012, which more than offset the decrease in television advertising revenue.
Costs charged in arriving at OIBDA in 2014 increased by 5% at actual and constant rates compared to 2013, primarily due to an increase in restructuring charges and bad debt expense, as well as airing two new and more expensive formats during the fall season to counter increased competition for audience share. This more than offset a decrease in transmission costs following the transition from analogue transmission to digital in 2013 as well as operating fewer channels. Costs were broadly flat in 2013 compared to 2012 on a constant currency basis as we were able to offset an increase in content costs, in response to increased investment by competitors, by savings in other costs.
Our Bulgaria segment reported OIBDA of US$ 9.4 million for 2014 compared to US$ 13.4 million in 2013, a decrease of US$ 4.0 million. OIBDA increased by US$ 0.3 million in 2013 compared to 2012.

Index

Croatia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$56,260	$54,672	2.9%	4.3%	$54,672	$52,769	3.6%	1.8%
Carriage fees and subscriptions	1,993	1,725	15.5%	16.2%	1,725	1,054	63.7%	60.2%
Other	3,773	5,467	(31.0)%	(30.9)%	5,467	5,476	(0.2)%	(2.3)%
Net revenues	62,026	61,864	0.3%	1.5%	61,864	59,299	4.3%	2.5%
Costs charged in arriving at OIBDA	54,191	53,606	1.1%	2.1%	53,606	51,375	4.3%	2.1%
OIBDA	$7,835	$8,258	(5.1)%	(2.7)%	$8,258	$7,924	4.2%	4.8%
Television advertising spending in Croatia increased an estimated 4% in 2014 compared to the prior year. The Croatia segment reported net revenues of US$ 62.0 million for 2014 compared to US$ 61.9 million in 2013, broadly flat on an actual basis, but an increase of 2% on a constant currency basis. The increase in television advertising revenues at constant rates was driven by an increase in GRPs sold as well as an increase in average prices compared to last year. The decrease in other revenues during 2014 compared to 2013 was due primarily to a decrease in revenues from the sale of original programming. The 3% increase in net revenues in 2013 compared to 2012 on a constant currency basis resulted from an increase in television advertising revenue and reflected an increase in our advertising prices that more than offset a decrease in GRPs sold during the year.
Costs charged in arriving at OIBDA in 2014 increased by 1% compared to 2013. On a constant currency basis costs increased by 2% in 2014 compared to 2013 driven by an increase in marketing costs related to the rebranding of a niche channel and an increase in staff-related costs, which more than offset decreases in content and transmission costs. The 2% increase in costs in 2013 compared to 2012 on a constant currency basis was due primarily to programming impairment related to a poor performing life-of-series product.
Our Croatia segment generated OIBDA of US$ 7.8 million for 2014 compared to OIBDA of US$ 8.3 million in 2013, a decrease of US$ 0.5 million. OIBDA increased by US$ 0.4 million in 2013 compared to 2012.
Czech Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$184,369	$153,640	20.0%	28.9%	$153,640	$229,655	(33.1)%	(32.5)%
Carriage fees and subscriptions	7,679	11,243	(31.7)%	(27.4)%	11,243	11,297	(0.5)%	(0.9)%
Other	10,731	10,056	6.7%	15.2%	10,056	11,210	(10.3)%	(8.2)%
Net revenues	202,779	174,939	15.9%	24.5%	174,939	252,161	(30.6)%	(30.0)%
Costs charged in arriving at OIBDA	140,815	184,543	(23.7)%	(18.4)%	184,543	148,165	24.6%	25.2%
OIBDA	$61,964	$(9,604)	NM (1)	NM (1)	$(9,604)	$103,996	NM (1)	NM (1)

(1)	Number is not meaningful.
Following the changes made to the sales policy for 2014 in the Czech Republic, the demand for advertising on our channels increased significantly in 2014 compared to 2013. Since the increase in our GRPs consumed is estimated to have outpaced the decline in competitor's GRPs consumed, the television advertising market in the Czech Republic is estimated to have increased by 6% in 2014 compared to the prior year. Net revenues from our Czech Republic segment amounted to US$ 202.8 million for 2014 compared to US$ 174.9 million in 2013, an increase of 16% on an actual basis, or 25% on a constant currency basis, due primarily to the increase in television advertising revenues. Carriage fees and subscription revenues decreased during 2014 because we stopped transmitting MTV Czech at the end of 2013 and because Nova Sport was not carried by one cable operator in the Czech Republic during a portion of the year. We recently concluded carriage fee negotiations in the Czech Republic; however, given the higher penetration of digital terrestrial television and fewer television households compared to Bulgaria and Romania, levels of carriage fees are expected to be lower in the Czech Republic and the absolute increase in carriage fees and subscription revenues in this segment during 2015 is expected to be moderate relative to 2014. The 30% decrease in net revenues in 2013 compared to 2012 on a constant currency basis was due primarily to a decrease in television advertising revenue as a result of our advertising price initiatives in the Czech Republic during 2013, which were met with significant resistance from certain media agencies and advertisers and led them to hold back some of their advertising on our channels. Bontonfilm was disposed of in June 2014 and its results are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA in 2014 decreased by 24% compared to 2013. On a constant currency basis costs decreased 18% reflecting significantly lower programming impairment, lower content and transmission costs, including cost savings from our ceasing to broadcast MTV Czech, and lower staff related costs due to restructuring completed in the prior year. The 25% increase in costs in 2013 compared to 2012 on a constant currency basis is primarily due to investments in programming and the full year impact of launching three new channels in July 2012, as well as impairment of acquired program rights and local productions amounting to US$ 11.5 million.
Our Czech Republic segment reported OIBDA of US$ 62.0 million for 2014 compared to an OIBDA loss of US$ 9.6 million in 2013, an increase of US$ 71.6 million. OIBDA decreased by US$ 113.6 million in 2013 compared to 2012.

Index

Romania

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$125,736	$119,615	5.1%	6.3%	$119,615	$113,191	5.7%	2.3%
Carriage fees and subscriptions	45,851	24,792	84.9%	87.0%	24,792	19,590	26.6%	22.2%
Other	7,027	17,898	(60.7)%	(60.8)%	17,898	20,356	(12.1)%	(15.6)%
Net revenues	178,614	162,305	10.0%	11.1%	162,305	153,137	6.0%	2.5%
Costs charged in arriving at OIBDA	141,355	159,851	(11.6)%	(10.1)%	159,851	137,733	16.1%	12.2%
OIBDA	$37,259	$2,454	NM (1)	NM (1)	$2,454	$15,404	(84.1)%	(84.6)%

(1)	Number is not meaningful.
Television advertising spending in Romania increased an estimated 5% in 2014 compared to the prior year. The Romania segment reported net revenues of US$ 178.6 million for 2014 compared to US$ 162.3 million in 2013, an increase of 10% on an actual basis, or 11% on a constant currency basis. Net revenues benefited primarily from an increase in carriage fees and subscription revenues following the successful negotiation of contracts with all major cable and satellite operators in Romania during 2013. Television advertising revenues increased due to an increase in GRPs sold. The decrease in other revenues was due primarily to a significant decrease in the amount of commercials produced for third parties, which is not expected to return to previous volumes. The 3% increase in net revenues in 2013 compared to 2012 on a constant currency basis resulted from a 2% increase in television advertising revenues at constant currencies, because an increase in average advertising prices realized, due to lower agency volume bonuses, more than offset a decrease in GRPs sold. Net revenues also benefited from an increase in carriage fees. The results for our radio, studio, cinema, music and home video and remaining distribution businesses are not included in segment performance and are presented as discontinued operations for all periods.
Costs charged in arriving at OIBDA in 2014 decreased by 12% compared to 2013. On a constant currency basis costs decreased 10% reflecting significantly lower programming impairment, which was partially offset by an increase in programming and local production costs in response to increased investment by competitors as well as higher restructuring charges. The 12% increase in costs in 2013 compared to 2012 on a constant currency basis was due primarily to an increase in content costs due to the impairment of program rights and local productions which could not be profitably exploited.
Costs charged in arriving at OIBDA during 2014 exclude a charge of US$ 12.0 million which we recorded in the fourth quarter of 2014 related to tax audits in Romania (see Item 8, Note 21, "Commitments and Contingencies"). The cost is not considered by our chief operating decision makers when assessing the performance of our Romania segment.
Our Romania segment generated OIBDA of US$ 37.3 million in 2014 compared to OIBDA of US$ 2.5 million in 2013, an increase of US$ 34.8 million. OIBDA decreased by US$ 12.9 million in 2013 compared to 2012.
Slovak Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$85,355	$78,228	9.1%	10.3%	$78,228	$87,833	(10.9)%	(13.3)%
Carriage fees and subscriptions	980	1,106	(11.4)%	(11.1)%	1,106	571	93.7%	87.1%
Other	4,221	3,070	37.5%	36.7%	3,070	7,770	(60.5)%	(61.8)%
Net revenues	90,556	82,404	9.9%	11.0%	82,404	96,174	(14.3)%	(16.6)%
Costs charged in arriving at OIBDA	85,970	102,263	(15.9)%	(14.5)%	102,263	87,570	16.8%	13.6%
OIBDA	$4,586	$(19,859)	NM (1)	NM (1)	$(19,859)	$8,604	NM (1)	NM (1)
(1)    Number is not meaningful.
Television advertising spending in the Slovak Republic increased an estimated 4% in 2014 compared to the prior year. Our Slovak Republic operations reported net revenues of US$ 90.6 million for 2014 compared to US$ 82.4 million in 2013, an increase of 10% on an actual basis, or 11% on a constant currency basis. Our television advertising revenues have increased significantly in 2014 due to an increase in consumption of advertising on our channels, and the significant growth in 2014 is the result of a particularly challenging 2013 during which our clients' behavior in the Slovak Republic was affected by the advertising pricing initiatives undertaken in the Czech Republic that year. The 17% decrease in net revenues in 2013 compared to 2012 on a constant currency basis was due primarily to a decline in television advertising revenues as a result of the advertising pricing initiatives undertaken in the Czech Republic.
Costs charged in arriving at OIBDA in 2014 decreased by 16% compared to 2013. On a constant currency basis costs decreased 15% in 2014 compared to 2013 reflecting significantly lower programming impairment and a decrease in restructuring charges. The 14% increase in costs in 2013 compared to 2012 on a constant currency basis was due to the costs associated with two additional channels as well as an increase in content costs, which included impairment of program rights and local productions.
Our Slovak Republic segment reported OIBDA of US$ 4.6 million in 2014 compared to an OIBDA loss of US$ 19.9 million in 2013, an increase of US$ 24.5 million. OIBDA decreased by US$ 28.5 million in 2013 compared to 2012.

Index

Slovenia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Television advertising	$52,417	$57,054	(8.1)%	(7.5)%	$57,054	$60,250	(5.3)%	(7.5)%
Carriage fees and subscriptions	4,176	3,945	5.9%	6.0%	3,945	3,293	19.8%	16.0%
Other	4,777	5,657	(15.6)%	(14.1)%	5,657	5,352	5.7%	2.6%
Net revenues	61,370	66,656	(7.9)%	(7.2)%	66,656	68,895	(3.2)%	(5.6)%
Costs charged in arriving at OIBDA	56,039	57,402	(2.4)%	(2.1)%	57,402	53,962	6.4%	3.6%
OIBDA	$5,331	$9,254	(42.4)%	(40.2)%	$9,254	$14,933	(38.0)%	(39.1)%
Television advertising spending in Slovenia decreased an estimated 6% in 2014 compared to the prior year primarily due to lower average prices in the market. Our Slovenia segment reported net revenues of US$ 61.4 million for 2014 compared to US$ 66.7 million in 2013, a decrease of 8% on an actual basis, or 7% on a constant currency basis, primarily due to a decrease in television advertising revenues because we sold fewer GRPs. The 6% decrease in net revenues in 2013 compared to 2012 on a constant currency basis reflected a decline in television advertising revenues consistent with the decline in television advertising spending in the market.
Costs charged in arriving at OIBDA in 2014 decreased by 2% at actual and constant rates compared to 2013 due primarily to a decrease in restructuring charges. The 4% increase in costs in 2013 compared to 2012 on a constant currency basis was due to an increase in content costs as a result of airing more expensive programming on the cable channels in order to counter increased competition for audience share in that market.
Our Slovenia segment generated OIBDA of US$ 5.3 million in 2014 compared to OIBDA of US$ 9.3 million in 2013, a decrease of US$ 4.0 million. OIBDA decreased by US$ 5.6 million in 2013 compared to 2012.
Future Trends
The consensus forecast for real GDP and private consumption for the countries in which we operate anticipates sustained growth overall during 2015. The sanctions authorized against individuals and entities in Russia during 2014 are not expected to have a significant direct impact on retail exports from the countries in which we operate; however, if those sanctions are expanded or impact Western Europe more than anticipated, this could affect real GDP in Central and Eastern Europe given the export-oriented nature of those economies. Continued softness in the Eurozone, including a slow down in the growth of consumer prices, has prompted the European Central Bank to embark upon quantitative easing. The ultimate impact of this program is uncertain but if one result is further depreciation of the Euro, it could provide a boost to exports from the Eurozone and this should benefit the economies of the countries in which we operate. The recent slide in the price of oil is expected to further improve consumer confidence, and continue supporting robust retail sales data, in particular in the Czech Republic. If GDP and private consumption continue to grow in 2015, this should support the demand for advertising and our leading audience shares provide the best reach on television to satisfy that demand.
The currencies of the countries in which we operate depreciated considerably against the dollar during the second half of 2014 and that trend has continued during the first several months of 2015 with the Euro hitting lows not seen in more than a decade. These movements have impacted our 2014 results when translated into dollars at actual rates. This trend will likely continue to cause variances of results in 2015 from results reported at historical exchange rates in comparable periods to be significantly different from variances at constant exchange rates.
While the weakening of these currencies will not have a significant impact on our day-to-day operations because revenues and operating expenses are generally denominated in local currencies, it will have an impact on payments for the acquisition of foreign programming as well as dollar-denominated debt service obligations paid in cash. Foreign programming amounted to less than half of total content costs during 2014, and we expect the proportion of foreign programming to decrease slowly over the next three years as the impact of buying fewer hours of content from the major studios at significantly lower prices cycles through our program library. We have dollar-denominated interest payments under the 2015 Convertible Notes that we are required to pay in cash, which amount to US$ 13.1 million in 2015. The principal amount of senior debt and credit facilities was US$ 1,061.8 million at December 31, 2014, out of which US$ 753.9 million is denominated in dollars.
During 2014 we made significant progress regaining television advertising market share lost in the Czech Republic during 2013, growing from an estimated 49% market share in 2013 to 60% in 2014, which is still less than our market share of 65% in 2012. We expect to regain additional market share during 2015 through an increase in the volume of advertising sold compared to 2014. While we anticipate television advertising revenues in the Czech Republic and the Slovak Republic will increase during 2015, we do not expect the magnitude of the increase to be as large as in 2014, when the increase was due to a significant extent to the introduction of a new sales policy in the Czech Republic.
We also made significant progress during 2014 towards achieving a better return on our content by charging higher carriage fees to carriers distributing our channels on their platforms, including satellite, cable and IPTV, which better reflects the value those carriers are deriving from transmitting our channels. As a result, carriage fees and subscription revenues in 2014 comprised 23% of net revenues in Bulgaria and 26% of net revenues in Romania. We have now realized the significant step-up in rates in those countries during negotiations concluded in 2013, so growth in 2015 will be more moderate and result primarily from increases in the subscriber base. We also recently concluded carriage fee negotiations in the Czech Republic; however, given the higher penetration of digital terrestrial television and fewer television households compared to Bulgaria and Romania, levels of carriage fees are expected to be lower in the Czech Republic and the absolute increase in carriage fees and subscription revenues in the Czech Republic during 2015 is also expected to be moderate relative to 2014.

Index

Competition for audience share during 2014 was fierce in certain markets, and we demonstrated that we are able to maintain our audience share leadership while controlling content costs by making effective targeted investments in programming and using our existing program library more efficiently. We will continue to implement cost efficiencies in our local productions keeping in mind our strategy of maintaining our leading audience shares. We expect to pursue limited restructuring initiatives in 2015 and expect to incur related restructuring charges. The restructuring in 2014 and 2013 is expected to result in a total personnel cost savings of approximately US$ 40.0 million in 2015 when compared to 2012. These personnel cost savings will be partially offset by increases in other costs.
We continue to believe that the Company is best served by a focus on our television broadcasting assets in each country and have made significant progress with the disposal of our non-core assets. We sold Bontonfilm during the second quarter of 2014 and we completed the divestiture of the home video distribution business in Romania during the fourth quarter. We also sold our remaining distribution business in Romania during January 2015, and during the course of the year we expect to complete the disposal of our radio, studio, cinema and music businesses in Romania.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2014	2013	% Act	% Lfl	2013	2012	% Act	% Lfl
Revenue:
Television advertising	$565,601	$528,778	7.0%	9.9%	$528,778	$616,233	(14.2)%	(15.3)%
Carriage fees and subscriptions	80,487	58,990	36.4%	38.9%	58,990	43,357	36.1%	32.8%
Other revenue	34,705	45,366	(23.5)%	(22.0)%	45,366	46,409	(2.2)%	(4.6)%
Net Revenues	680,793	633,134	7.5%	10.4%	633,134	705,999	(10.3)%	(11.6)%
Operating expenses:
Content costs	358,379	422,115	(15.1)%	(12.6)%	422,115	365,684	15.4%	13.2%
Other operating costs	85,478	104,519	(18.2)%	(16.7)%	104,519	94,922	10.1%	7.8%
Depreciation of property, plant and equipment	32,836	37,175	(11.7)%	(9.2)%	37,175	41,506	(10.4)%	(12.2)%
Amortization of broadcast licenses and other intangibles	12,348	14,761	(16.3)%	(13.0)%	14,761	42,707	(65.4)%	(66.1)%
Cost of revenues	489,041	578,570	(15.5)%	(13.2)%	578,570	544,819	6.2%	4.1%
Selling, general and administrative expenses	143,616	136,393	5.3%	8.1%	136,393	124,766	9.3%	7.9%
Restructuring costs	9,856	18,512	(46.8)%	(43.6)%	18,512	—	NM (1)	NM (1)
Impairment charge	—	79,676	NM (1)	NM (1)	79,676	516,203	(84.6)%	(84.5)%
Operating income / (loss)	$38,280	$(180,017)	NM (1)	NM (1)	$(180,017)	$(479,789)	62.5%	62.6%

(1)	Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets is estimated to have improved by 3% in 2014 compared to 2013 and declined by 6% in 2013 compared to 2012. See "Segment Performance" above for additional information on trends in television advertising revenues.
Carriage fees and subscriptions: On a constant currency basis, carriage fees and subscriptions revenue increased 39% in 2014 compared to 2013, primarily as a result of increased carriage fee pricing in Romania and higher subscriber counts in Bulgaria; and by 33% in 2013 compared to 2012, as a result of increased carriage fee pricing in Bulgaria. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising, licensing and other services revenues. On a constant currency basis, other revenues decreased 22% in 2014 compared to 2013, primarily due to a significant decrease in the amount of commercials produced for third parties in our Romania segment, which is not expected to return to previous volumes. The 5% decrease in 2013 compared to 2012 is due to lower revenue from the licensing of our own produced content to third parties.
Cost of revenues: Our total cost of revenues decreased by US$ 89.5 million, or 16%, during 2014 compared to 2013. On a constant currency basis, our total cost of revenues decreased by 13% due to decreased content costs as a result of fewer programming impairments taken in the current year, as well as lower transmission costs, including savings from operating fewer channels in 2014, and reduced staff and overhead costs as a result of our restructuring and cost savings efforts.
Our total cost of revenues for 2013 increased by US$ 33.8 million, or 6%, compared to 2012. On a constant currency basis, our total cost of revenues increased by 4% due to increased content costs as a result of programming impairment charges, which were offset partially by lower amortization of broadcast licenses and other intangible assets following the impairment of certain of our broadcast licenses and other intangible assets in the fourth quarter of 2012, as well as lower depreciation of property, plant and equipment.
Content costs: Content costs (including production costs and amortization of programming rights) decreased by US$ 63.7 million , or 15%, during 2014 compared to 2013. On a constant currency basis, the decrease of 13% largely reflects lower programming impairment charges recorded in 2014 compared to 2013. We recorded programming impairment charges of US$ 9.2 million in 2014 compared to US$ 60.4 million in 2013.These decreases were partially offset by increased amortization of programming rights of US$ 7.7 million during the year ended December 31, 2014, due to the change in estimate of the relative value generated by each run of a program.
Content costs increased by US$ 56.4 million, or 15%, during 2013 compared to 2012. On a constant currency basis, the increase of 13% during 2013 compared to 2012 reflected charges to write down certain programming to its net realizable value following our periodic review of the recoverability of our programming library across our operating segments. We recorded programming impairment charges of US$ 60.4 million in 2013 compared to US$ 18.6 million in 2012. The programming impairment charges relate to foreign acquired programming for which we were unable to agree upon extensions with the content providers, and which cannot be profitably exploited prior to the expiration date, as well as certain own-produced local content which is no longer deemed to be recoverable due to changes in the competitive landscape and our content strategy.
Other operating costs: Other operating costs decreased by US$ 19.0 million, or 18%, during 2014 compared to 2013. The decrease is primarily due to lower transmission costs, including savings from operating fewer channels in 2014 and lower staff-related costs following our restructuring and cost reduction efforts.
Other operating costs for 2013 increased by US$ 9.6 million, or 10%, compared to 2012, 8% on a constant currency basis. We achieved decreases in transmission and staff-related costs, however these were more than offset by the cost of new channel launches.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment decreased by US$ 4.3 million, or 12%, in 2014 compared to 2013. Total depreciation of property, plant and equipment in 2013 decreased by US$ 4.3 million, or 10%, as compared to 2012. On a constant currency basis, depreciation decreased 9% and 12%, respectively, reflecting a decrease in capital expenditures in recent years.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 2.4 million, or 16%, in 2014 compared to 2013. On a constant currency basis, the decrease of 13% reflects lower amortization expense due to the impairment of amortized intangible assets at the end of 2013 in Bulgaria and Slovenia.
Total amortization of broadcast licenses and other intangibles decreased by US$ 27.9 million, or 65%, in 2013 compared to 2012. On a constant currency basis, the decrease of 66% reflects lower amortization expense due to the impairment of amortized intangible assets in the fourth quarter of 2012 in Bulgaria, Romania and the Slovak Republic.
Selling, general and administrative expenses: Selling, general and administrative expenses increased by US$ 7.2 million during 2014 compared to 2013, primarily due to a charge in the fourth quarter of 2014 related to tax audits in Romania. Excluding this charge, selling, general and administrative expenses decreased as a result of our restructuring and cost reduction efforts.
Selling, general and administrative expenses increased by US$ 11.6 million in 2013 compared to 2012, primarily due to severance charges that were not part of our organizational restructuring, including with respect to a former member of our executive management team.
Included in selling, general and administrative expenses are central costs, which decreased by US$ 11.3 million, or 27%, during 2014 compared to 2013, reflecting full year cost savings from the prior year's restructuring initiatives and a one-time charge for executive severance in 2013. Central costs decreased by US$ 0.4 million, or 1%, in 2013 compared to 2012, reflecting cost saving as a result of our restructuring efforts, which was largely offset by executive severance as mentioned above.
Central costs include a charge of US$ 1.3 million in respect of non-cash stock-based compensation which is not allocated to our operating segments, a decrease of US$ 2.9 million compared to 2013 (see Item 8, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 9.9 million during 2014 as we continued to streamline resources and operate with a more efficient cost base, particularly in our segment operations. Our restructuring charges of US$ 18.5 million in 2013 were undertaken to reorganize our business to streamline central resources and reflect how operating performance within the Company is evaluated by our chief operating decision makers, how our operations are managed by segment managers, and the structure of our internal financial reporting. See Item 8, Note 15, "Restructuring Costs".
Impairment charge: We did not recognize any impairment charges in respect of goodwill, tangible and intangible assets during 2014. In connection with our 2014 goodwill impairment analysis, we concluded that the total estimated fair values used for purposes of the test were reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
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
We recognized impairment charges amounting to US$ 516.2 million in respect of goodwill, tangible and intangible assets in 2012. The impairments recorded included US$ 7.2 million related to the bTV trademark in Bulgaria, US$ 28.1 million to fully impair the customer relationship intangible in the Slovak Republic, US$ 174.3 million to fully impair the broadcast licenses in Bulgaria, Romania and the Slovak Republic, US$ 297.9 million related to goodwill in Bulgaria and the Czech Republic, and US$ 8.7 million related to long-lived assets (see Item 8, Note 4, "Goodwill and Intangible Assets").
Operating income / (loss): Operating income for 2014 was US$ 38.3 million compared to an operating loss of US$ 180.0 million in 2013. The improvement in profitability is largely due to increased television and carriage fee revenues while maintaining effective cost control efforts. The operating results of 2013 include impairment charges in respect of goodwill and other intangible assets which did not repeat in 2014.
Operating loss for 2013 was US$ 180.0 million compared to US$ 479.8 million in 2012, primarily as a result of the impairments of goodwill, tangible and intangible assets. Our operating margin was 5.6% in 2014, compared to negative 28.4% in 2013 and negative 68.0% in 2012.

Index

Other income / (expense) items for the years ending December 31, 2014, 2013 and 2012

	Other Income / (Expense)
	For The Year Ending December 31, (US$ 000's)
	2014	2013	% Act	2013	2012	% Act
Interest income	$294	$496	(40.7)%	$496	$726	(31.7)%
Interest expense	(142,005)	(111,709)	(27.1)%	(111,709)	(127,654)	12.5%
Loss on extinguishment of debt	(39,203)	(23,115)	(69.6)%	(23,115)	(198)	NM (1)
Foreign currency exchange (loss) / gain, net	(12,767)	20,187	NM (1)	20,187	6,386	NM (1)
Change in fair value of derivatives	2,311	104	NM (1)	104	49,027	(99.8)%
Other income / (expense)	267	(373)	NM (1)	(373)	1,043	NM (1)
Credit for income taxes	1,358	17,993	(92.5)%	17,993	14,751	22.0%
Loss from discontinued operations, net of tax	(80,431)	(5,099)	NM (1)	(5,099)	(10,685)	52.3%
Net loss attributable to noncontrolling interests	4,468	3,882	15.1%	3,882	10,713	(63.8)%
Other comprehensive (loss) / income:
Currency translation adjustment	(156,236)	(58,200)	(168.4)%	(58,200)	28,651	NM (1)
Unrealized loss on derivative instruments	(581)	—	NM (1)	—	—	NM (1)

(1)	Number is not meaningful.
Interest income: We recognized interest income of US$ 0.3 million, US$ 0.5 million and US$ 0.7 million for 2014, 2013 and 2012, respectively. The year-over-year declines were primarily the result of lower average cash balances.
Interest expense: Interest expense for 2014, 2013 and 2012 was US$ 142.0 million, US$ 111.7 million and US$ 127.7 million, respectively. The increase in interest expense in 2014 was primarily due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The increase was also due to the amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan (see Item 8, Note 16, "Interest Expense"). The decrease in 2013 compared to 2012 was largely due to the repurchases of the 2013 Convertible Notes and 2014 Floating Rate Notes in 2012 and the repurchase of a portion of the 2016 Fixed Rate Notes in 2013 (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 16, "Interest Expense").
Loss on extinguishment of debt: During 2014, 2013 and 2012, we recognized net losses on the extinguishment of debt of US$ 39.2 million, US$ 23.1 million and US$ 0.2 million, respectively. In 2014, we recognized losses on each of the redemption of the remaining outstanding portion of our 2016 Fixed Rate Notes and the redemption of the 2017 Fixed Rate Notes. In 2013, we recognized a loss on the repurchase of a portion of our 2016 Fixed Rate Notes. In 2012, we recognized a loss on the repurchase of a portion of the 2013 Convertible Notes, which was largely offset by a gain on extinguishment of the remaining principal of the 2014 Floating Rate Notes.
Foreign currency exchange (loss) / gain, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including certain of our Senior Debt, which are denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. We classify certain of our intercompany loans as long-term in nature, and therefore no longer record gains or losses on revaluation through net income / loss. See discussion under "Currency translation adjustment, net" below.
In 2014, we recognized a net loss of US$ 12.8 million, comprised of transaction gains of US$ 1.3 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 4.3 million from the revaluation of our Senior Debt due to the overall strengthening of the dollar against the euro in 2014, and transaction losses of US$ 18.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2013, we recognized a net gain of US$ 20.2 million, comprised of transaction gains of US$ 63.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 42.3 million from the revaluation of the Senior Debt due to the overall weakening of the dollar against the Euro in 2013, and transaction losses of US$ 0.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2012, we recognized a net gain of US$ 6.4 million, comprised of transaction gain of US$ 17.3 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 6.7 million from the revaluation of the Senior Debt due to the overall strengthening of the dollar against the Euro in 2012, and transaction losses of US$ 4.2 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During 2014, we recognized a gain of US$ 2.3 million as a result of the change in the fair value of a foreign currency forward contract which was settled during the second quarter. During 2013, we recognized a net gain of US$ 0.1 million on the change in fair value of an interest rate swap that terminated in the second quarter of 2013. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".
During 2012, we recognized a net gain of US$ 22.8 million related to the forward sale of shares to TW Investor and US$ 24.9 million related to the derivative for Option Shares (as defined in Item 8, Note 14, "Financial Instruments and Fair Value Measurements") with TW Investor. We also recognized a gain of US$ 0.6 million as a result of the change in the fair value of an interest rate swap and a gain of US$ 0.7 million as a result of the change in fair value of a currency swaps.

Index

Other income / (expense): We recognized other income of US$ 0.3 million during 2014 compared to other expense of US$ 0.4 million in 2013 and other income of US$ 1.0 million in 2012.
Credit for income taxes: The credit for income taxes during 2014 of US$ 1.4 million reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment, which was substantially lower in 2014 compared to 2013.
The credit for income taxes during 2013 of US$ 18.0 million reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment, which caused the increase in income tax credit in 2013 compared to 2012.
The credit for income taxes during 2012 of US$ 14.8 million reflects the value of deferred tax benefits that we have realized on impairments.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in Slovakia (see Item 8, Note 18, "Income Taxes").
Net loss attributable to noncontrolling interests: We recognized net losses attributable to noncontrolling interests of US$ 4.5 million, US$ 3.9 million and US$ 10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, related primarily to the noncontrolling interest share of losses in our Bulgaria operations.
Currency translation adjustment: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than through net income / loss.
In 2014 and 2013, we recognized other comprehensive loss of US$ 156.2 million and US$ 58.2 million, respectively, on the revaluation of our net investments in subsidiaries compared to other comprehensive income of US$ 28.7 million in 2012. Also, certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the year ended December 31, 2014 and 2013, we recorded foreign exchange losses of US$ 164.4 million and US$ 16.4 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity.
The following table illustrates the amount by which the spot exchange rate of the dollar to the functional currencies of our operations moved between January 1 and December 31 in 2014, 2013 and 2012, respectively:

	For The Year Ending December 31,
	2014	2013	2012
Bulgarian Lev	13%	(4)%	(2)%
Croatian Kuna	14%	(3)%	(2)%
Czech Koruna	15%	4%	(4)%
Euro	14%	(4)%	(2)%
New Romanian Lei	13%	(3)%	1%
The dollar was stronger overall against the functional currencies of our operations between January 1 and December 31, 2014, most notably in the second half of 2014.
The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the years ending December 31, 2014, 2013 and 2012.

	For The Year Ending December 31,
	2014	2013	2012
Bulgarian Lev	0%	(3)%	8%
Croatian Kuna	1%	(2)%	9%
Czech Koruna	6%	0%	10%
Euro	0%	(3)%	8%
New Romanian Lei	1%	(3)%	14%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.
Unrealized loss on derivative instruments: The unrealized loss on derivatives of US$ 0.6 million for the year ended December 31, 2014 is due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2014, 2013 and 2012.
Percent Change During the Year Ended December 31, 2014
Percent Change During the Year Ended December 31, 2013

Index

Percent Change During the Year Ended December 31, 2012
Consolidated balance sheet as at December 31, 2014 and December 31, 2013

	Summarized Consolidated Balance Sheet (US$ 000’s)
	December 31, 2014	December 31, 2013	Movement
Current assets	$374,869	$527,280	(28.9)%
Non-current assets	1,244,491	1,434,593	(13.3)%
Current liabilities	450,527	322,681	39.6%
Non-current liabilities	667,725	990,301	(32.6)%
Temporary equity	223,926	207,890	7.7%
CME Ltd. shareholders’ equity	279,794	440,108	(36.4)%
Noncontrolling interests in consolidated subsidiaries	(2,612)	893	NM (1)

(1)	Number is not meaningful.
In the second half of 2014, our functional currencies weakened significantly against the U.S. dollar. Our consolidated balance sheet at December 31, 2014 is impacted as a result. The analysis below is intended to highlight the key business factors that led to the movements from December 31, 2013, excluding the impact of foreign currency translation.
Current assets: Current assets at December 31, 2014 decreased by US$ 152.4 million compared to December 31, 2013, primarily as a result of lower cash balances following payments made to suppliers of programming content. The decrease is furthered by a reduction in the value of assets held for sale, which reflects the sales of certain non-core businesses in 2014 and the estimated loss on sale of certain businesses expected to be completed in early 2015.
Non-current assets: Non-current assets at December 31, 2014 decreased by US$ 190.1 million compared to December 31, 2013, primarily due to the impact of the stronger U.S. dollar on our foreign currency denominated goodwill and intangible assets as well as lower acquired program rights, and depreciation and amortization expense. These decreases were partially offset by increased non-cash capitalized debt costs due to our issuance of common stock warrants in connection with the Rights Offering and related financing transactions.
Current liabilities: Current liabilities at December 31, 2014 increased by US$ 127.8 million compared to December 31, 2013, primarily as a result of the classification of the 2015 Convertible Notes as current liabilities at December 31, 2014, which we intend to repay with the proceeds from a loan facility arranged with the assistance of or provided by Time Warner pursuant to the 2015 Refinancing Commitment Letter. The increase was partially offset by lower programming liabilities as a result of payments made to programming content providers.

Index

Non-current liabilities: Non-current liabilities at December 31, 2014 decreased by US$ 322.6 million compared to December 31, 2013, primarily due to the classification of the 2015 Convertible Notes as current liabilities as well as lower carrying values of our Senior Debt following the completion of the Rights Offering and related financing transactions. The decrease is partly offset by accrued interest on the 2017 PIK Notes and the 2017 Term Loan which we elected to pay in kind by adding such amount to the outstanding principal amount (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2014 and 2013 was US$ 223.9 million and US$ 207.9 million, respectively, and represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 160.3 million in 2014, primarily due to the net loss attributable to CME Ltd. of US$ 227.4 million. The decrease was furthered by an increase in accumulated other comprehensive loss of US$ 157.2 million due to currency translation adjustments and by US$ 16.0 million of accretion of the preferred dividend paid in kind on our Series B Preferred Shares. These decreases were partially offset by an increase in additional paid-in capital as as result of the issuance of the 2014 Warrants.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at December 31, 2014 decreased US$ 3.5 million compared to December 31, 2013, primarily due to the net loss attributable to noncontrolling interests of our Bulgaria operations.

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 68.0 million during 2014. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ending December 31, (US$ 000's)
	2014	2013	2012
Net cash used in operating activities	$(65,242)	$(61,070)	$(27,670)
Net cash used in investing activities	(28,548)	(29,835)	(31,091)
Net cash provided by financing activities	38,995	59,244	12,619
Net cash used in discontinued operations	(2,578)	(2,176)	(3,180)
Impact of exchange rate fluctuations on cash	(10,651)	(384)	4,564
Net decrease in cash and cash equivalents	$(68,024)	$(34,221)	$(44,758)
Operating Activities
Cash used in continuing operations during 2014 was US$ 65.2 million compared to US$ 61.1 million in 2013. While we generated more cash from higher revenues and paid less cash for interest due to our obligation or election to pay certain interest in kind, this was more than offset primarily by higher payments made to suppliers of foreign programming in order to improve our payables position.
Cash used in operations during 2013 was US$ 61.1 million compared to US$ 27.7 million in 2012, largely due to a reduction in cash receipts, particularly in the Czech Republic following the negative reaction to our pricing initiatives. We also made cash payments for restructuring amounting to US$ 13.3 million during 2013.These cash outflows were partially offset by lower cash paid for programming as a result of deferring payments on acquired programming.
We paid cash interest of US$ 76.2 million, US$ 108.3 million and US$ 104.7 million on our Senior Debt and credit facilities, collectively, in 2014, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities in 2014, 2013 and 2012 was US$ 28.5 million, US$ 29.8 million and US$ 31.1 million, respectively. Our investing cash flows consist primarily of capital expenditures for property, plant and equipment.
Financing Activities
Net cash provided by financing activities during 2014 was US$ 39.0 million compared to US$ 59.2 million during 2013. The amount of net cash provided by financing activities in the current year primarily reflected the proceeds of the Rights Offering and related financing transactions and a drawdown on the 2017 Revolving Credit Facility, partially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes.
Cash provided by financing activities during 2013 was US$ 59.2 million reflected the proceeds from the public and private equity offerings offset by the repurchase of a portion of our 2016 Fixed Rate Notes, as well as the decrease in restricted cash deposited with the trustee of our 3.5% senior convertible notes due 2013 (the "2013 Convertible Notes") which were settled at maturity in March 2013.
Cash provided by financing activities during 2012 of US$ 12.6 million reflected proceeds from the issuance of unregistered shares and secondary issuances of our 2016 Fixed Rate Notes and 2017 Fixed Rate Notes, reduced by payments made for purchases of our 2013 Convertible Notes and our floating rate senior notes due 2014, as well as the increase in restricted cash deposited with the trustee of the 2013 Convertible Notes for their settlement at maturity.
Discontinued Operations
Net cash used in discontinued operations during the years ended December 31, 2014, 2013 and 2012 was US$ 2.6 million, US$ 2.2 million and US$ 3.2 million which represents the net cash flows used in our discontinued operations (see Item 8, Note 3, "Discontinued Operations and Assets Held for Sale").

Index

III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2017 Revolving Credit Facility in the aggregate principal amount of US$ 115.0 million (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"). As at December 31, 2014, the undrawn aggregate principal amount available under the 2017 Revolving Credit Facility was US$ 90.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5.0%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5.0% to 25.0%). The restricted net assets of our consolidated subsidiaries and equity in earnings of investments accounted for under the equity method together, are less than 25.0% of consolidated net assets.
III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2014 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,061,818	$261,039	$797,757	$774	$2,248
Long-term debt – interest	361,627	19,202	338,849	3,576	—
Unconditional purchase obligations	181,803	68,653	96,692	14,691	1,767
Operating leases	7,190	3,219	2,247	594	1,130
Capital lease obligations	3,867	1,143	1,788	854	82
Other long-term obligations	53,357	22,416	16,570	13,960	411
Total contractual obligations	$1,669,662	$375,672	$1,253,903	$34,449	$5,638
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2014. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in kind at each interest payment date up to maturity on December 1, 2017. Additionally, any amounts drawn under the 2017 Revolving Credit Facility, and the related interest thereon, are assumed to be repaid at maturity on December 1, 2017, although actual repayment may occur sooner based on cash amounts available and expected cash requirements.
The amount due in less than one year includes the outstanding principal amount of the 2015 Convertible Notes due November 15, 2015. On November 14, 2014, we entered into the 2015 Refinancing Commitment Letter regarding the refinancing of the 2015 Convertible Notes at or immediately prior to their maturity with a new facility which will mature in 2019.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2014, we had commitments in respect of future programming of US$ 177.8 million. This includes contracts signed with license periods starting after December 31, 2014.
Operating Leases
For more information on our operating lease commitments see Item 8, Note 21, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations are primarily comprised of digital transmission commitments.
Other
Top Tone Media Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria B.V. If consummated, we would own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.
III(d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012, 2013 and 2014. Because our cash flows from operating activities have been insufficient to cover operating expenses and interest payments, we have sought other capital resources to fund our operations, our debt service and other obligations.

Index

On May 2, 2014, we closed the Rights Offering and certain related financing transactions with Time Warner and received net proceeds, after deducting fees and expenses, of approximately US$ 386.6 million, in addition to the US$ 30.0 million of proceeds from the 2017 Term Loan (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 14, "Equity"). We applied the net proceeds, together with a portion of the proceeds from the 2017 Term Loan, to discharge the 2016 Fixed Rate Notes, including the early redemption premium and accrued interest thereon.
On November 14, 2014, we entered into the 2017 Euro Term Loan agreement with BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders party thereto and on December 12, 2014, applied the proceeds of the 2017 Euro Term Loan to redeem the 2017 Fixed Rate Notes, including the early redemption premium and accrued interest thereon and discharged their indenture.
These financing transactions significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness. In addition, they provide sufficient liquidity to fund our operations and relieve pressure on our working capital position.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. While we expect to be free cash flow positive in 2015, this is largely due to cash interest savings as a result of the financing transactions noted above and does not take into account any cash impact of the tax audits in Romania (see below and Item 8, Note 21, "Commitments and Contingencies"). We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations, including the repayment of the 2015 Convertible Notes at maturity on November 15, 2015. In this regard, we have entered into the 2015 Refinancing Commitment Letter with Time Warner pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future, however funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.
As further discussed in Item 8, Note 21, "Commitments and Contingencies", certain of our subsidiaries in Romania are currently being audited by the Romanian tax authorities. In this regard, we have provided US$ 12.0 million in the fourth quarter of 2014. It is likely that additional liabilities will be levied by the Romanian tax authorities upon completion of these audits, which may be material. We believe the liquidity available to us, including under the 2017 Revolving Credit Facility, would be sufficient to satisfy amounts that may be levied.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Services and B+ by Standard & Poor's, both with stable outlook. The rating agencies have indicated that their ratings reflect the implied support of Time Warner. Ratings agencies have also indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indenture for the 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan, the 2017 Revolving Credit Facility and the 2017 Euro Term Loan.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swap
We are party to two interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our 2017 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Cash Deposits
We deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose weekly. The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of an investment grade of A or A3 or higher. In addition we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
III(e)    Off-Balance Sheet Arrangements
None.
IV.    Critical Accounting Policies and Estimates
Our accounting policies affecting our financial condition and results of operations are more fully described in Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies". The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying amounts of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Index

Program Rights
Program rights consist of programming (film and television) acquired from third parties and produced locally, which together form an important component of our station broadcasting schedules. Acquired program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Where the initial airing of content allowed by a license is expected to provide more value than subsequent airings, program rights are amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. These films and series are amortized with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. We review our programming amortization policy on a triennial basis or when events occur or circumstances change that would so require. This triennial review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for acquired program rights with an estimated two or three runs was still appropriate. However, we estimate that the first run of our own-produced program rights library will generate more value relative to subsequent runs than our previous estimate.
The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by recording an impairment charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the consolidated balance sheet and the annual programming amortization charge recorded in the consolidated statement of operations and comprehensive income.
Produced Program Rights
We also produce and license a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be exploited by transmission on our broadcast stations. In addition to this we also produce feature films which are intended to be exploited initially through exhibition in theaters and subsequently through sales in one or more of the home video, pay TV, free TV, international syndication and internet markets.
We recognize revenue from filmed content when the revenue recognition criteria are met. In practice, it usually means revenue on the sale of content is recognized when the finished content is available for third parties (unless the license period has not begun).
Produced program rights as shown in the consolidated balance sheet represent the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and film rights in preparation of development. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, less accumulated amortization, or net realizable value.
When we recognize revenue on a title, we also recognize a proportion of the capitalized film costs in the respective statements of operations using the individual film forecast model. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the title's life cycle (the "ultimate revenues").
The process of evaluating a title's ultimate revenues requires management judgment and is inherently subjective. The calculation of ultimate revenue can be a complex one, however, the level of complexity and subjectivity is correlated to the number of revenue streams that management believes will be earned. Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple types of revenues. As already mentioned, the majority of our production is intended primarily for exploitation by our own broadcasters and we have few supportable expectations of generating revenue from other sources. In such cases, we consider mainly the free television window in our calculation of the ultimate revenue. For produced and acquired feature films or other projects where we do have supportable estimates of generating multiple revenue streams, we base our estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. We update such estimates based on information available on the progress of the film's production and upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on our results for that period.
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

Index

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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2014 annual impairment test were lower than those we had used in 2013 impairment test for all reporting units due to a decline in the relevant risk-free rate, lower cost of debt based on analysis of the yields on comparable corporate bonds and decreases in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter of 2014, we decreased our medium- and long-term view of the size of the television advertising markets based on management's estimate of the timing and strength of the market recovery.

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

Index

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly consistent with the prior year impairment reviews.

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and have declined slightly in most of our operating countries since our 2013 annual impairment test.

Upon conclusion of our 2014 annual review, we determined that the fair values of our goodwill and intangible assets were substantially in excess of their respective carrying values. The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the 2014 annual impairment review and the annual impairment review performed in 2013 along with the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying amounts (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between 2013 and 2014 review	Increase necessary to break even
Bulgaria	(1.2)%	25.1%
Croatia	(2.2)%	44.7%
Czech Republic	(1.1)%	16.4%
Romania	(1.5)%	42.6%
Slovak Republic	(1.4)%	21.7%
Slovenia	(1.5)%	N/A [1]

(1)	The goodwill in the Slovenia reporting unit was fully impaired in 2013.
For those reporting units with goodwill as at December 31, 2014, the following compound cash flow growth rates are necessary to avoid failing Step 1 of the goodwill impairment test. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting Unit	Break-even growth rate (%)[1]	Growth rate currently implied (%)[1]
Bulgaria	9.8%	21.4%
Croatia	25.0%	46.7%
Czech Republic	(1.9)%	20.2%
Romania	3.2%	20.9%
Slovak Republic	42.7%	63.0%
Slovenia	N/A 2	N/A [2]

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

(2)	The goodwill in the Slovenia reporting unit was fully impaired in 2013.
The table below shows whether an adverse change of 10.0% in any of our most significant assumptions would result in impairment. Where an adverse change of less than 10.0% would result in an impairment, the level of that change is presented parenthetically.

10% Adverse Change in:	Indefinite-lived trademarks	Goodwill
Cost of Capital	None	None
Television Advertising Market	None	Bulgaria (7.7%), Croatia (5.2%), Czech Republic (8.0%), Slovak Republic (4.0%)
Market Share	None	Bulgaria (7.7%), Croatia (5.2%), Czech Republic (8.0%), Slovak Republic (4.0%)
Forecast OIBDA	Not applicable	None
Forecast Capital Expenditure	Not applicable	None
Perpetuity Growth Rate	None	None
The fair value of each reporting unit as of December 31, 2014 was substantially in excess of its carrying amount. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".

Index

We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or if uncertainty surrounding the Eurozone and its periphery returns causing costs of capital to increase, we may be required to recognize impairment charges in later periods.
Revenue Recognition
Net revenues predominantly comprise revenues from the sale of advertising time less discounts and agency commissions, and fees charged to cable and satellite operators for carriage of our channels. Net revenues are recognized when the advertisement is aired as long as there is persuasive evidence that an arrangement with a customer exists, the price of the delivered advertising time is fixed or determinable, and collection of the arrangement fee is reasonably assured. In the event that a customer falls significantly behind its contractual payment terms, revenue is deferred until the customer has resumed normal payment terms.
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
Foreign exchange
Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on certain of our Senior Debt, which is denominated in Euros. CME Ltd. has a functional currency of the dollar. Our other operations have functional currencies other than the dollar.
We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our consolidated statements of operations and comprehensive income. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including certain of our Senior Debt which is denominated in Euros, as well as certain intercompany loans, which are generally provided in currencies other than the dollar.
Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the year ended December 31, 2014 and 2013, we recorded foreign exchange losses of US$ 164.4 million and US$ 16.4 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity.
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
Determination of the functional currency of an entity requires considerable management judgment. This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured. If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some of our operations, potentially changing the amounts we report as transaction gains and losses in the consolidated statements of operations and comprehensive income as well as the translational gains and losses charged or credited to accumulated other comprehensive income. In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.

Index

Contingencies
We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 21, "Commitments and Contingencies" for more detailed information on our litigation and other contingencies, including with respect to tax audits ongoing in Romania.
Recent Accounting Pronouncements
See Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of accounting standards adopted and recently issued accounting standards not yet adopted.
V.    Related Party Matters
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management. As stated in ASC 850, Related Party Disclosures, transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We have entered into related party transactions in all of our markets. For a detailed discussion of all such transactions, see Item 8, Note 22, "Related Party Transactions".
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
The table below sets forth our market risk sensitive instruments as at December 31, 2014:

Expected Maturity Dates	2014	2015	2016	2017	2018	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	—	250,800	—	—
Average interest rate	—	—	—	1.58%	—	—
Variable rate (US$)	—	—	—	25,000	—	—
Average interest rate	—	—	—	10.00%	—	—
Fixed rate (US$)	—	261,034	—	467,885	—	—
Average interest rate	—	5.00%	—	15.00%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	—	250,800	—	—
Average pay rate	—	—	—	0.21%	—	—
Average receive rate	—	—	—	0.08%	—	—

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2017 Euro Term Loan.

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies and our 2017 Euro Term Loan is denominated in Euros. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, including the transaction noted below, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
We have not attempted to hedge the foreign currency exchange risk on the 2017 Euro Term Loan and therefore may continue to experience significant gains and losses on the translation of the 2017 Euro Term Loan into dollars due to movements in exchange rates between the Euro and the dollar.
On March 11, 2015, we entered into a number of forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 76.9 million, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements expected to be made during 2015.
Interest Rate Risk Management
Our 2017 Euro Term Loan bears interest at a variable rate based on EURIBOR plus an applicable margin. We are party to interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 8, Note 14, "Financial Instruments and Fair Value Measurements").

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements for the year ended December 31, 2014 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and Note 5 to the consolidated financial statements, the Company is required to fund certain debt service obligations in the next 12 months. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are set out in Note 2 and Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE LLP
London, United Kingdom
March 12, 2015

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$34,298	$102,322
Accounts receivable, net (Note 7)	175,866	169,054
Program rights, net (Note 6)	99,358	96,099
Other current assets (Note 8)	35,481	42,803
Assets held for sale (Note 3)	29,866	117,002
Total current assets	374,869	527,280
Non-current assets
Property, plant and equipment, net (Note 9)	114,335	142,907
Program rights, net (Note 6)	207,264	272,997
Goodwill (Note 4)	681,398	782,870
Broadcast licenses and other intangible assets, net (Note 4)	183,378	222,119
Other non-current assets (Note 8)	58,116	13,700
Total non-current assets	1,244,491	1,434,593
Total assets	$1,619,360	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$179,224	$277,680
Current portion of long-term debt and other financing arrangements (Note 5)	252,859	1,461
Other current liabilities (Note 11)	7,812	14,011
Liabilities held for sale (Note 3)	10,632	29,529
Total current liabilities	450,527	322,681
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	621,240	962,802
Other non-current liabilities (Note 11)	46,485	27,499
Total non-current liabilities	667,725	990,301
Commitments and contingencies (Note 21)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of US$ 0.08 each (December 31, 2013 - 200,000) (Note 12)	223,926	207,890
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of US$ 0.08 each (December 31, 2013 – one)	—	—
135,335,258 shares of Class A Common Stock of US$ 0.08 each (December 31, 2013 – 134,837,442)	10,827	10,787
Nil shares of Class B Common Stock of US$ 0.08 each (December 31, 2013 – nil)	—	—
Additional paid-in capital	1,928,920	1,704,066
Accumulated deficit	(1,490,344)	(1,262,916)
Accumulated other comprehensive loss	(169,609)	(11,829)
Total CME Ltd. shareholders’ equity	279,794	440,108
Noncontrolling interests	(2,612)	893
Total equity	277,182	441,001
Total liabilities and equity	$1,619,360	$1,961,873
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For The Year Ending December 31,
	2014	2013	2012
Net revenues	$680,793	$633,134	$705,999
Operating expenses:
Content costs	358,379	422,115	365,684
Other operating costs	85,478	104,519	94,922
Depreciation of property, plant and equipment	32,836	37,175	41,506
Amortization of broadcast licenses and other intangibles (Note 4)	12,348	14,761	42,707
Cost of revenues	489,041	578,570	544,819
Selling, general and administrative expenses	143,616	136,393	124,766
Restructuring costs (Note 15)	9,856	18,512	—
Impairment charge (Note 4)	—	79,676	516,203
Operating income / (loss)	38,280	(180,017)	(479,789)
Interest income	294	496	726
Interest expense (Note 16)	(142,005)	(111,709)	(127,654)
Loss on extinguishment of debt (Note 5)	(39,203)	(23,115)	(198)
Foreign currency exchange (loss) / gain, net	(12,767)	20,187	6,386
Change in fair value of derivatives (Note 14)	2,311	104	49,027
Other income / (expense)	267	(373)	1,043
Loss before tax	(152,823)	(294,427)	(550,459)
Credit for income taxes (Note 18)	1,358	17,993	14,751
Loss from continuing operations	(151,465)	(276,434)	(535,708)
Loss from discontinued operations, net of tax (Note 3)	(80,431)	(5,099)	(10,685)
Net loss	(231,896)	(281,533)	(546,393)
Net loss attributable to noncontrolling interests	4,468	3,882	10,713
Net loss attributable to CME Ltd.	$(227,428)	$(277,651)	$(535,680)

Net loss	$(231,896)	$(281,533)	$(546,393)
Other comprehensive (loss) / income:
Currency translation adjustment	(156,236)	(58,200)	28,651
Unrealized loss on derivative instruments (Note 14)	(581)	—	—
Total other comprehensive (loss) / income	(156,817)	(58,200)	28,651
Comprehensive loss	(388,713)	(339,733)	(517,742)
Comprehensive loss attributable to noncontrolling interests	3,505	4,103	10,617
Comprehensive loss attributable to CME Ltd.	$(385,208)	$(335,630)	$(507,125)

PER SHARE DATA (Note 19):
Net loss per share:
Continuing operations - Basic	$(1.11)	$(2.23)	$(6.83)
Continuing operations - Diluted	(1.11)	(2.23)	(6.83)
Discontinued operations – Basic	(0.55)	(0.04)	(0.13)
Discontinued operations - Diluted	(0.55)	(0.04)	(0.13)
Net loss attributable to CME Ltd. – Basic	(1.66)	(2.27)	(6.96)
Net loss attributable to CME Ltd. – Diluted	(1.66)	(2.27)	(6.96)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,509	125,723	76,919
Diluted	146,509	125,723	76,919
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total Equity
BALANCE December 31, 2011	—	$—	56,892,114	$4,551	7,500,936	$600	$1,404,648	$(425,702)	$17,595	$16,250	$1,017,942
Stock-based compensation	—	—	—	—	—	—	4,249	—	—	—	4,249
Conversion of Class B shares to Class A shares	—	—	7,516,936	601	(7,516,936)	(601)	—	—	—	—	—
Share issuances	1	—	12,776,079	1,022	—	—	127,341	—	—	—	128,363
Reclassification of capped call options	—	—	—	—	—	—	21,131	(21,131)	—	—	—
Stock option exercised	—	—	—	—	16,000	1	32	—	—	—	33
Other	—	—	—	—	—	—	(1,151)	—	—	—	(1,151)
Dividends	—	—	—	—	—	—	—	—	—	(427)	(427)
Net loss	—	—	—	—	—	—	—	(535,680)	—	(10,713)	(546,393)
Currency translation adjustment	—	—	—	—	—	—	—	—	28,555	96	28,651
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	6,116	—	—	—	6,116
Share issuance, stock based compensation	—	—	519,382	42	—	—	(42)	—	—	—	—
Share issuances	—	—	57,132,931	4,571	—	—	147,082	—	—	—	151,653
Acquisition of noncontrolling interest	—	—	—	—	—	—	(261)	—	—	261	—
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(7,890)	—	—	—	(7,890)
Other	—	—	—	—	—	—	59	—	—	—	59
Dividends	—	—	—	—	—	—	—	—	—	(471)	(471)
Net loss	—	—	—	—	—	—	—	(277,651)	—	(3,882)	(281,533)
Currency translation adjustment	—	—	—	—	—	—	—	—	(57,979)	(221)	(58,200)
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	1,344	—	—	—	1,344
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Preferred dividend paid in kind	—	—	—	—	—	—	(16,036)	—	—	—	(16,036)
Share issuance, stock-based compensation	—	—	497,816	40	—	—	(40)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(227,428)	—	(4,468)	(231,896)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(581)	—	(581)
Currency translation adjustment	—	—	—	—	—	—	—	—	(157,199)	963	(156,236)
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ending December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,896)	$(281,533)	$(546,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax (Note 3)	80,431	5,099	10,685
Amortization of program rights	349,819	415,931	352,689
Depreciation and other amortization	82,619	63,325	104,313
Interest paid in kind	37,884	—	—
Net loss on extinguishment of debt	39,203	23,115	198
Impairment charge (Note 4)	—	79,676	516,203
Gain on disposal of fixed assets	(112)	(109)	(281)
Stock-based compensation (Note 17)	1,344	6,116	4,249
Change in fair value of derivatives (Note 14)	—	(104)	(49,027)
Foreign currency exchange gain, net	(5,952)	(18,856)	(3,434)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	(26,539)	4,382	5,274
Accounts payable and accrued liabilities	(10,549)	28,227	(9,631)
Program rights	(388,436)	(357,369)	(394,215)
Other assets	721	2,256	(2,028)
Accrued interest	(9,995)	(8,682)	3,388
Income taxes payable	2,948	(6,419)	4,706
Deferred revenue	(1,012)	(984)	(924)
Deferred taxes	(2,206)	(14,512)	(23,875)
VAT and other taxes payable	16,486	(629)	433
Net cash used in operating activities	$(65,242)	$(61,070)	$(27,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(28,685)	$(30,118)	$(31,327)
Proceeds from disposal of property, plant and equipment	137	283	236
Net cash used in investing activities	$(28,548)	$(29,835)	$(31,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	$(712,919)	$(310,322)	$(290,135)
Debt transactions costs	(14,206)	(785)	(7,000)
Proceeds from Senior Debt	550,421	—	228,890
Change in restricted cash	—	20,605	(20,982)
Proceeds from credit facilities	25,000	40	191,259
Payment of credit facilities and capital leases	(1,080)	(1,648)	(101,196)
Issuance of common stock	191,825	157,116	15,033
Issuance of preferred stock	—	200,000	—
Equity issuance costs	—	(5,410)	(2,942)
Dividends paid to holders of noncontrolling interests	(46)	(411)	(308)
Other	—	59	—
Net cash provided by financing activities	$38,995	$59,244	$12,619

Net cash used in discontinued operations - operating activities	(1,408)	(1,952)	(1,122)
Net cash used in discontinued operations - investing activities	(228)	(301)	(1,335)
Net cash (used in) / provided by discontinued operations - financing activities	(942)	77	(723)
Impact of exchange rate fluctuations on cash	(10,651)	(384)	4,564
Net decrease in cash and cash equivalents	$(68,024)	$(34,221)	$(44,758)
CASH AND CASH EQUIVALENTS, beginning of period	102,322	136,543	181,301
CASH AND CASH EQUIVALENTS, end of period	$34,298	$102,322	$136,543
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$76,154	$108,344	$104,650
Cash paid for income taxes, net of refunds	(2,234)	6,478	6,442

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of credit facility to shares of Series A Convertible Preferred Stock and Class A Common Stock	$—	$—	$165,112
Acquisition of property, plant and equipment under capital lease	—	69	64
Accretion on Series B Convertible Redeemable Preferred Stock	16,036	7,890	—
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 20, "Segment Data" for financial information by segment.
We have market leading broadcast operations in these countries broadcasting a total of 33 television channels. Each country also develops and produces content for their television channels and we license content to third parties. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, satellite and internet protocol television ("IPTV") operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially in analog, digital or both, depending on the digitalization status in each country, and are also distributed via cable and satellite. Our other channels are generally distributed via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY. We also operate several radio channels. We own 94% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
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
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and two other channels, DOMA (Slovak Republic), and DAJTO.
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
Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Our 2015 Convertible Notes mature on November 15, 2015. We have entered into a commitment letter with Time Warner (the "2015 Refinancing Commitment Letter") pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future, however funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. While we believe that we will be able to complete the transaction, if the financing arrangements set forth in the 2015 Refinancing Commitment Letter are not completed and we are unable to secure additional financing, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Programming Amortization Estimates
During the year 2014, we concluded a comprehensive review of the future benefit of program rights and of the appropriateness of our program rights estimates. We perform our review on a triennial basis or when events occur or circumstances change that would so require. This triennial review included a study of the relative value generated by all runs of a license in past periods. We concluded that the existing allocation for acquired program rights with an estimated two or three runs was still appropriate. However, we estimate that the first run of our own-produced program rights library will generate more value relative to subsequent runs than our previous estimate. As a result, the prospective change in estimate had the following impacts on results for the year ended December 31, 2014:

For The Year Ended December 31, 2014
Increase in content costs	$7,678
Increase in loss from continuing operations	7,678
Increase in net loss attributable to CME Ltd.	7,678

PER SHARE DATA:
Increase in loss from continuing operations - basic and diluted	$0.05
Increase in net loss attributable to CME Ltd. - basic and diluted	0.05
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
Carriage fees and subscription revenues
Carriage fees from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. Subscriber revenue is recognized as contracted, based upon the number of subscribers.
Barter transactions
We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 1.5 million, US$ 2.2 million and US$ 2.5 million for the years ending December 31, 2014, 2013 and 2012, respectively.
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
Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their expected net realizable value. Our analyses of our acquired program library during 2014 resulted in programming impairment charges of US$ 6.4 million. These programming impairment charges, along with programming impairment charges related to own-produced content, are presented as a component of content costs in our consolidated statements of operations and comprehensive income.
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
Produced program rights are amortized on an individual production basis using the ratio of the current period's gross revenues to estimated remaining total ultimate revenues from such programs. Produced program rights are evaluated to determine if expected revenues, less additional costs to be incurred (including exploitation costs) are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their fair value. Our analyses of our produced program rights library during 2014 resulted in programming impairment charges of US$ 2.8 million.
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
Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value, which is calculated by deducting the fair value of all assets and liabilities, including recognized and unrecognized intangible assets, from the fair value of the reporting unit. We have six operating segments, which were also our reportable segments and reporting units as described in Note 20, "Segment Data". The fair value of our reporting units is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management's long-term plan, a terminal value at the end of the forecasted periods assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.
Indefinite-lived intangible assets at December 31, 2014 consist solely of trademarks, which are not amortized. We evaluate indefinite-lived intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value.
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
Certain of our intercompany loans to our subsidiaries are of a long-term investment nature. We recorded a foreign exchange loss of US$ 164.4 million and US$ 16.4 million for the years ending December 31, 2014 and 2013, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
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
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, including the 2014 Warrants (see Note 5, "Long-term Debt and Other Financing Arrangements" and Note 13, "Equity"), we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 14, "Financial Instruments and Fair Value Measurements").
Derivative financial instruments
We use derivative financial instruments for the purpose of mitigating currency and interest rate risks, which exist as part of ongoing business operations and financing activities. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes.
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
Interest rate swaps and other instruments may be used to mitigate exposures to interest rate fluctuations on certain of our long-term debt instruments with variable interest rates. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income, together with realized gains and losses arising on settlement of these contracts. From time to time, we may designate certain of these instruments as hedges and apply hedge accounting as discussed in Note 14, "Financial Instruments and Fair Value Measurements".
Stock-Based Compensation
Stock-based compensation is recognized at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award. The grant date fair value of restricted stock units ("RSUs") is calculated as the closing price of our Class A common stock on the date of grant. For certain awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Contingencies
The estimated loss from a loss contingency such as a legal proceeding or other claim is recorded in the consolidated statements of operations and comprehensive income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2014, 2013 and 2012 totaled US$ 3.7 million, US$ 6.0 million and US$ 5.7 million, respectively.
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
Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company and we will have no significant continuing involvement in the group of assets after the disposal transaction. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses. In 2014, we classified certain of our non-core businesses as discontinued operations and held-for-sale for all periods presented (see Note 3, "Discontinued Operations and Assets Held for Sale").
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
There are no accounting pronouncements adopted in the current period that are expected to have an impact on our consolidated financial statements.
Recent Accounting Pronouncements Issued
In April 2014, the Financial Accounting Standards Board (the "FASB") issued guidance which is intended to change the requirements for reporting discontinued operations. Upon adoption of the guidance, the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on an entity’s operations and financial results. The guidance is effective for all disposals that occur subsequent to January 1, 2015. The adoption of this guidance may impact how we present and disclose discontinued operations in our consolidated financial statements.
In May 2014, the FASB issued guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the fiscal year beginning January 1, 2017. We are currently in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements.
In November 2014, the FASB issued guidance which is intended to standardize the method used in the accounting for hybrid financial instruments issued in the form of a share. The guidance requires an entity to consider all relevant terms and features in evaluating the nature of the host contract in a hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation. The guidance is effective for the fiscal year beginning January 1, 2016. We are currently in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
In the fourth quarter of 2013, we announced our intention to focus on our core television broadcast operations and commenced a process to divest certain non-core businesses. During 2014, we classified Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit; and Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in those countries, both of which are components of our Romania reporting unit as assets held for sale in our consolidated balance sheets. Subsequently in 2014, we completed the sales of these businesses. The proceeds from the sales were not material.
In the fourth quarter of 2014, we classified our Romanian studios, cinema, music, radio and remaining distribution businesses as held for sale in our consolidated balance sheets. Further, as we do not anticipate continuing involvement or significant continuing cash flows, we classified these businesses as discontinued operations in our consolidated statements of operations and comprehensive income and consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented.
The carrying amounts of the major classes of assets and liabilities held for sale in the consolidated balance sheets at December 31, 2014 and December 31, 2013 were:

	December 31, 2014	December 31, 2013
Assets held for sale
Cash and cash equivalents	$1,742	$2,674
Accounts receivable, net	3,232	15,523
Inventory	777	6,335
Program rights	10,347	29,843
Property, plant and equipment	6,999	55,688
Other assets	6,769	6,939
Total assets held for sale	$29,866	$117,002

Liabilities held for sale
Accounts payable and accrued liabilities	$6,893	$18,726
Other liabilities	3,739	10,803
Total liabilities held for sale	$10,632	$29,529
Loss from discontinued operations, net of taxes, comprised the following for the year ended December 31, 2014 and December 31, 2013:

	For The Year Ending December 31,
	2014	2013	2012
Net revenues	$50,191	$57,900	$66,086

Loss from discontinued operations before income taxes	(17,893)	(4,131)	(10,073)
Credit / (provision) for income taxes	1,987	(968)	(612)
Loss from discontinued operations, net of taxes, before loss on sale	(15,906)	(5,099)	(10,685)
Loss on sale of divested businesses, net of taxes (1)	(64,525)	—	—
Loss from discontinued operations, net of taxes	$(80,431)	$(5,099)	$(10,685)

(1)
Amount includes realized losses on completed disposal transactions and the fair value adjustments required to measure assets held for sale at fair value less costs to sell for business classified as discontinued operations which are expected to be disposed in 2015. The fair value adjustment is a non-recurring fair value measurement based on active bids obtained from third-parties as part of the disposal process. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2014 and December 31, 2013 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2012	$177,473	$11,127	$902,388	$106,028	$57,693	$18,682	$1,273,391
Accumulated impairment losses	(127,826)	(10,454)	(287,545)	(11,028)	—	—	(436,853)
Balance, December 31, 2012	49,647	673	614,843	95,000	57,693	18,682	836,538
Impairment charge	(16,813)	—	—	—	—	(19,400)	(36,213)
Foreign currency	2,136	22	(25,941)	3,000	2,610	718	(17,455)
Balance, December 31, 2013	34,970	695	588,902	98,000	60,303	—	782,870
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2013	$179,609	$11,149	$876,447	$109,028	$60,303	$19,400	$1,255,936

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2013	$179,609	$11,149	$876,447	$109,028	$60,303	$19,400	$1,255,936
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2013	34,970	695	588,902	98,000	60,303	—	782,870
Foreign currency	(4,115)	(84)	(75,807)	(11,409)	(7,215)	—	(98,630)
Other (1)	—	—	—	(2,842)	—	—	(2,842)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464

(1)	Amount represents the goodwill allocated to businesses held-for-sale based on their fair value relative to the fair value of the reporting unit's continuing operations.
Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at December 31, 2014 and December 31, 2013 is summarized as follows:

	Broadcast Licenses	Trademarks	Customer Relationships	Other	Total
Balance, December 31, 2012	$119,570	$120,976	$39,094	$305	$279,945
Additions	—	—	—	772	772
Impairment	(7,596)	(12,259)	(23,608)	—	(43,463)
Amortization	(9,970)	—	(4,423)	(368)	(14,761)
Foreign currency movements	(4,197)	2,950	979	(106)	(374)
Balance, December 31, 2013	$97,807	$111,667	$12,042	$603	$222,119
Amortization	(8,462)	—	(3,747)	(139)	(12,348)
Foreign currency movements	(11,816)	(13,417)	(1,142)	(18)	(26,393)
Balance, December 31, 2014	$77,529	$98,250	$7,153	$446	$183,378
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Gross value	$276,985	$316,846
Accumulated amortization	(191,857)	(206,394)
Net book value of amortized intangible assets	85,128	110,452
Indefinite-lived trademarks	98,250	111,667
Total broadcast licenses and other intangible assets, net	$183,378	$222,119
The estimated amortization expense for our intangible assets with finite lives as of December 31, 2014 is as follows:

2015	$11,160
2016	8,826
2017	8,608
2018	8,504
2019	8,015
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
In addition, whenever events occur which suggest any asset in a reporting unit may be impaired, an evaluation of the goodwill and indefinite-lived intangible assets, together with the associated long-lived assets of each asset group, is performed. Outside our annual review, there are a number of factors which could trigger an impairment review, including:

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
In testing the goodwill of each reporting unit, the fair value of the reporting unit is compared to the carrying amount of its net assets, including goodwill. If the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit is then measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate the implied fair value of the reporting unit's goodwill. The fair value of each reporting unit is determined using discounted estimated future cash flow models. Our expectations of these cash flows are developed during our long- and short-range business planning processes and incorporate several variables, including, but not limited to, discounted cash flows of a typical market participant, future market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and operation type. The cash flow model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on a number of factors including market interest rates, and a weighted average cost of capital analysis of the media industry which includes adjustments for market risk.
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
*As described in Note 14, "Financial Instruments and Fair Value Measurements".
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2014 annual impairment test were lower than those we had used in 2013 impairment test for all reporting units due to a decline in the relevant risk-free rate, lower cost of debt based on analysis of the yields on comparable corporate bonds and decreases in the CRP.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. In our annual impairment review performed in the fourth quarter of 2014, we decreased our medium- and long-term view of the size of the television advertising markets based on management's estimate of the timing and strength of the market recovery.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with local management. Our estimates for market share increased slightly from those in our 2013 impairment review, reflecting our strategy to maintain and increase our audience leadership in each of our operations.

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

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. In line with our ongoing efforts to protect our operating margins, the absolute levels of capital expenditure forecast remained broadly consistent with the prior year impairment reviews.

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and have declined slightly in most of our operating countries since our 2013 annual impairment test.

Impairment reviews in 2014
The forecasts utilized for our 2014 annual impairment test are focused on building our core television broadcasting assets in each country, similar to those used in our 2013 annual impairment test. Our projections for 2015 again show improvement over those used in our 2013 annual impairment test. As noted above, our medium- and long-term estimates of the advertising markets have decreased further from those of our 2013 annual impairment test, but our expectation of our share of the market has increased by low single-digits in each country.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Upon conclusion of this review, we determined that the fair values of our goodwill and intangible assets were substantially in excess of their respective carrying values. We have concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
Impairment reviews and charges recognized in 2013
The forecasts utilized for our 2013 annual impairment test focused on building our core television broadcasting assets in each country. Our 2014 forecast projected significant improvement over the consolidated financial results of 2013, with continued improvement in 2015. Our medium- and long-term estimates of the advertising markets declined from those in our 2012 impairment test, and reflected estimated GDP growth rates in the corresponding countries. The risk-free rate applied to the cash flows in our forecast increased since our 2012 impairment test, reflecting higher returns investors require due to improvements in macro-economic conditions. The CRP increased slightly in Croatia from 2012 to 2013, and more significantly in Slovenia, where the distressed banking sector led to a rating agency downgrade of its sovereign debt since our 2012 impairment test.
Upon conclusion of this review, we recorded a charge to impair broadcast licenses, customer relationships, trademarks and goodwill in certain reporting units, as presented below. The fair value of each reporting unit where goodwill was not impaired as of December 31, 2013 was substantially in excess of its carrying amount. In connection with our 2013 goodwill impairment analysis, we concluded that the total estimated fair values used for purposes of the test are reasonable by comparing the market capitalization of the Company to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
We recognized impairment charges in the following reporting units in respect of goodwill, tangible and intangible assets during the year ended December 31, 2013:

	Trademarks	Customer relationships	Broadcast licenses	Goodwill	Total
Bulgaria	$12,259	$23,608	$—	$16,813	$52,680
Slovenia	—	—	7,596	19,400	26,996
Total	$12,259	$23,608	$7,596	$36,213	$79,676
Goodwill and Intangible Assets
In Bulgaria, we concluded that the trademark recorded on the acquisition of the bTV group in 2010 was further impaired during 2013 due to declining revenues and recorded a charge of US$ 12.3 million to write it down to its estimated fair value. We also determined that the customer relationship intangible asset was no longer fully recoverable and recorded a charge of US$ $23.6 million to write it down to its estimated fair value. The broadcast license was fully impaired in our 2012 impairment analysis. After adjusting the reporting unit's carrying amount for the impairment of other intangible assets, we determined that the carrying amount for goodwill exceeded its implied fair value by US$ 16.8 million and recorded this amount as an impairment of goodwill. We determined that the carrying amount of the asset group in Bulgaria was recoverable by reference to the cash flows expected to be generated, and therefore no impairment was recorded for long-lived assets.
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
Impairment reviews and charges recognized in 2012
We recognized impairment charges in the following reporting units in respect of goodwill and indefinite-lived intangible assets in the year ended December 31, 2012:

	Long-lived assets	Trademarks	Customer relationships	Broadcast licenses	Goodwill	Total
Bulgaria	$—	$7,171	$—	$147,822	$10,366	$165,359
Czech Republic	6,846	—	—	—	287,545	294,391
Romania	—	—	—	20,620	—	20,620
Slovak Republic	1,866	—	28,066	5,901	—	35,833
Total	$8,712	$7,171	$28,066	$174,343	$297,911	$516,203
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
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2014	December 31, 2013
Senior debt	$867,367	$956,956
Other credit facilities and capital leases	6,732	7,307
Total long-term debt and other financing arrangements	874,099	964,263
Less: current maturities	(252,859)	(1,461)
Total non-current long-term debt and other financing arrangements	$621,240	$962,802
Financing Transactions
On February 28, 2014, we entered into a framework agreement (the “Framework Agreement”) pursuant to which we undertook a rights offering (the “Rights Offering”) and a series of related financing transactions with Time Warner Media Holdings B.V. ("TW Investor") and Time Warner Inc. (“Time Warner”).
On May 2, 2014, we issued and sold 4,000,000 units in the Rights Offering and related financing transactions for gross proceeds of US$ 400.0 million. Time Warner and TW Investor purchased 3,377,476 of the units, including 581,533 units purchased by Time Warner in a private placement conducted contemporaneously with the Rights Offering and 566,299 units purchased by Time Warner in a private placement pursuant to a backstop it provided for the Rights Offering. Each unit consisted of (i) a 2017 PIK Note (as defined below) in the original principal amount of US$ 100.00 and (ii) 21 unit warrants (each, a "Unit Warrant"), with each Unit Warrant entitling the holder to purchase one share of our Class A common stock for US$ 1.00 per share. We issued US$ 400.0 million in aggregate original principal amount of 2017 PIK Notes and 84,000,000 Unit Warrants in the Rights Offering and related financing transactions. Concurrently with the closing of the Rights Offering and pursuant to a term loan credit agreement between us and Time Warner (the "2017 Term Loan Agreement"), Time Warner funded the 2017 Term Loan (as defined below). In addition, at the closing of the Rights Offering, we entered into an agreement with Time Warner for a revolving credit facility in the aggregate principal amount of US$ 115.0 million that will mature on December 1, 2017 (the “2017 Revolving Credit Facility”). In connection with these transactions, we issued Time Warner and TW Investor warrants to purchase 30,000,000 shares of Class A common stock (the "Initial Warrants") with substantially the same terms as the Unit Warrants.
We used the net proceeds of the Rights Offering and related financing transactions and a portion of the 2017 Term Loan to discharge the indenture governing the 11.625% Senior Notes due 2016 (the "2016 Fixed Rate Notes") on May 2, 2014, including the early redemption premium and accrued interest thereon of approximately EUR 15.9 million (approximately US$ 22.0 million, at transaction date exchange rates) and EUR 6.7 million (approximately US$ 9.3 million, at transaction date exchange rates), respectively. We recognized a loss on extinguishment of the 2016 Fixed Rate Notes of US$ 24.2 million upon redemption.
On November 14, 2014, we entered into a EUR 250.8 million senior unsecured term credit facility (the "2017 Euro Term Loan") agreement with BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders party thereto; and the 2015 Refinancing Commitment Letter with Time Warner to provide or assist with arranging a replacement facility to refinance the outstanding principal amount of 2015 Convertible Notes at or immediately prior to their maturity.
We applied the proceeds of the 2017 Euro Term Loan to discharge the indenture governing the 9.0% Senior Secured Notes due 2017 (the "2017 Fixed Rate Notes") including the early redemption premium and accrued interest thereon of approximately EUR 10.8 million (approximately US$ 13.4 million, at transaction date exchange rates) and EUR 2.6 million (approximately US$ 3.2 million, at transaction date exchange rates), respectively. We recognized a loss on extinguishment of US$ 15.0 million upon redemption of the 2017 Fixed Rate Notes.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Overview
Total senior debt and credit facilities comprised the following at December 31, 2014:

	Principal Amount of Liability Component	Unamortized (Discount) / Premium	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(9,365)	$251,669	$11,907
2017 PIK Notes (1)	434,834	(169,205)	265,629	178,626
2017 Term Loan (2) (3)	33,051	(12,478)	20,573	13,199
2017 Revolving Credit Facility (3)	25,000	—	25,000	50,596
2017 Euro Term Loan	304,496	—	304,496	—
	1,058,415	(191,048)	867,367
Other credit facilities (4)	3,403	(303)	3,100	—
Total senior debt and credit facilities	$1,061,818	$(191,351)	$870,467

(1)
The principal amount presented represents the original principal amount of US$ 400.0 million plus interest paid in kind by adding such amount to the original principal amount. The equity component above represents the fair value ascribed to the Unit Warrants (see Note 13, "Equity"). The fair value of the equity component is accounted for as a discount on the 2017 PIK Notes and is being amortized over the life of the 2017 PIK Notes using the effective interest method.

(2)	The principal amount presented represents the original principal amount of US$ 30.0 million plus interest paid in kind by adding such amount to the original principal amount.

(3)
The equity component of the 2017 Term Loan and 2017 Revolving Credit Facility represents the fair value ascribed to the Initial Warrants (see Note 13, "Equity") issued in consideration for these facilities based on their relative borrowing capacities. The fair value is accounted for as a discount on the 2017 Term Loan, which is being amortized over the life of the 2017 Term Loan using the effective interest method; and as debt issuance costs for the 2017 Revolving Credit Facility, which is being amortized on a straight-line basis over the life of the 2017 Revolving Credit Facility.

(4)
The unamortized discount on the other credit facilities represents the fair value adjustment recorded on issuance of the CNC loans (as defined and further described in item (c) under the heading 'Other Credit Facilities and Capital Lease Obligations' below).

Senior Debt
Our senior debt comprised the following at December 31, 2014 and December 31, 2013:

	Carrying Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
2015 Convertible Notes	$251,669	$241,193	$260,922	$237,011
2016 Fixed Rate Notes	—	379,182	—	374,573
2017 Fixed Rate Notes	—	336,581	—	344,223
2017 PIK Notes	265,629	—	476,957	—
2017 Term Loan	20,573	—	35,923	—
2017 Revolving Credit Facility	25,000	—	25,000	—
2017 Euro Term Loan	304,496	—	304,496	—
	$867,367	$956,956	$1,103,298	$955,807
2015 Convertible Notes
As at December 31, 2014, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the "2015 Convertibles Notes") outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015. We intend to repay the 2015 Convertible Notes with the proceeds from a replacement facility arranged with the assistance of or provided by Time Warner pursuant to the 2015 Refinancing Commitment Letter. The 2015 Refinancing Commitment Letter contains customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes).
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at December 31, 2014 of US$ 260.9 million (December 31, 2013: US$ 237.0 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at December 31, 2014, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2013	$261,034	$(19,841)	$241,193	$11,907
Amortization of debt issuance discount	—	10,476	10,476	—
BALANCE December 31, 2014	$261,034	$(9,365)	$251,669	$11,907
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
2017 PIK Notes
As at December 31, 2014, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 434.8 million. Interest is payable semi-annually in arrears on each June 1 and December 1, which the Company must pay in kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in kind. The 2017 PIK Notes mature on December 1, 2017. The fair value of the 2017 PIK Notes as at December 31, 2014 of US$ 477.0 million was calculated using comparable instruments that trade in active markets and, where available, actual trade history of the 2017 PIK Notes in a market that is not active. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 PIK Notes are senior secured obligations of CME, and are jointly and severally guaranteed by CME NV and CME BV and are secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. Under the terms of the indenture governing the 2017 PIK Notes, CME is largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense of CME Ltd. and its Restricted Subsidiaries (as each is defined in the indenture) is less than 2.0 times. The terms of the 2017 PIK Notes also contain limitations on CME’s ability to incur guarantees, grant liens, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, and make certain investments.
In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; (iii) there is a specified change in the composition of a majority of our Board of Directors; or (iv) the adoption by our shareholders of a plan to liquidate; and (B) on the 60th day following any such change of control the rating of the 2017 PIK Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2017 PIK Notes at a purchase price in cash equal to 101% of the principal amount of the 2017 PIK Notes plus accrued and unpaid interest to the date of purchase.
The 2017 PIK Notes are redeemable at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at December 31, 2014.
2017 Term Loan
As at December 31, 2014, the principal amount outstanding of the 15% term loan facility due 2017 (the "2017 Term Loan") was US$ 33.1 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount, plus interest for which we paid in kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in kind. The Company has elected to pay interest in kind since the initial drawdown. The 2017 Term Loan matures on December 1, 2017. The fair value of the 2017 Term Loan as at December 31, 2014 of US$ 35.9 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 Term Loan is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The terms of the 2017 Term Loan contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The 2017 Term Loan also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has more restrictive provisions, including covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults, than corresponding provisions contained in the indenture governing the 2017 PIK Notes.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Under the terms of the 2017 Term Loan, we are permitted to prepay the 2017 Term Loan in whole, but not in part, subject to the concurrent repayment and discharge of the 2017 PIK Notes.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at December 31, 2014.
2017 Revolving Credit Facility
As at December 31, 2014, we had drawings of US$ 25.0 million outstanding under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility, as amended on November 14, 2014, bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii)1.0%, plus, in each case, 9.0%, which the Company may pay in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2017 Revolving Credit Facility. As at December 31, 2014, the weighted average interest rate on drawings outstanding under the 2017 Revolving Credit Facility was 10.0%. The 2017 Revolving Credit Facility matures on December 1, 2017. Due to the proximity of the amendment to the agreement underlying the 2017 Revolving Credit Facility to December 31, 2014, we are not aware of any evidence that indicates the fair value is substantially different than the carrying value of the 2017 Revolving Credit Facility as at December 31, 2014. This measurement of estimated fair value uses Level 3 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default are substantially the same as under the 2017 Term Loan.
Each borrowing under the 2017 Revolving Credit Facility must be in integral multiples of US$ 1.0 million and not less than US$ 20.0 million. The 2017 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
2017 Euro Term Loan
As at December 31, 2014, the principal amount of the 2017 Euro Term Loan outstanding was EUR 250.8 million (approximately US$ 304.5 million). The 2017 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each March 12, June 12, September 12 and December 12, commencing on March 12, 2015. As at December 31, 2014, the weighted average interest rate on drawings outstanding under the 2017 Euro Term Loan was 1.58%. The 2017 Euro Term Loan matures on November 1, 2017. Due to the proximity of the agreement underlying and the drawdown of the 2017 Euro Term Loan to December 31, 2014, we are not aware of any evidence that indicates the fair value is substantially different than the carrying value of the 2017 Euro Term Loan as at December 31, 2014. This measurement of estimated fair value uses Level 3 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 Euro Term Loan is a senior unsecured obligation of CME, and is unconditionally guaranteed by Time Warner and certain of its subsidiaries. In connection with this guarantee, we entered into a reimbursement agreement (the “Reimbursement Agreement") with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Further, the Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over100% of the outstanding shares of each of CME NV and CME BV. As consideration for the guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME under the 2017 Euro Term Loan (the “Guarantee Fee Rate”). The guarantee fee is payable semi-annually in arrears on each May 1 and November 1, which CME may pay in cash or in kind. Unpaid amounts of the fee will bear interest per annum at the Guarantee Fee Rate from the dates the 2017 Euro Term Loan is drawn and be payable semi-annually in arrears on each May 1 and November 1, which CME may pay in cash or in kind. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2017 Term Loan and the 2017 Revolving Credit Facility.
The 2017 Euro Term Loan may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. Additionally Time Warner has the right to purchase any amount outstanding under the 2017 Euro Term Loan following an event of default under the 2017 Euro Term Loan or the Reimbursement Agreement.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2017 Euro Term Loan, and as such are not required to be accounted for separately.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at December 31, 2014 and December 31, 2013:

		December 31, 2014	December 31, 2013
Credit facilities	(a) – (c)	$3,100	$3,309
Capital leases		3,632	3,998
Total credit facilities and capital leases		6,732	7,307
Less current maturities		(1,190)	(1,461)
Total non-current credit facilities and capital leases		$5,542	$5,846

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2014, we had deposits of US$ 10.5 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate and interest is payable on all drawings at the relevant money market. As at December 31, 2013, we had deposits of US$ 21.8 million in and drawings of US$ 0.8 million on the BMG cash pool.

(b)
As at December 31, 2014 and December 31, 2013, there were no drawings outstanding under a CZK 910.0 million (approximately US$ 39.9 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 910.0 million (approximately US$ 39.9 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that actively assigned accounts receivable are outstanding.

(c)
As at December 31, 2014 and 2013, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.4 million) and RON 12.5 million, respectively, of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At December 31, 2014, we had 15 loans outstanding with the CNC with maturity dates ranging from 2017 to 2024. The carrying amounts at December 31, 2014 and December 31, 2013 are net of a fair value adjustment of US$ 0.3 million and US$ 0.6 million, respectively, arising on acquisition.

Total Group
At December 31, 2014, the maturity of our senior debt and credit facilities was as follows:

2015 (1)	$261,039
2016	—
2017 (2)	797,757
2018	460
2019	314
2020 and thereafter	2,248
Total senior debt and credit facilities	1,061,818
Net discount	(191,351)
Carrying amount of senior debt and credit facilities	$870,467

(1)
Amount includes the outstanding principal amount of the 2015 Convertible Notes due November 15, 2015. As noted above under the heading 'Financing Transactions' we have entered into the 2015 Refinancing Commitment Letter to refinance the 2015 Convertible Notes at or immediately prior to their maturity with a new facility which will mature in 2019.

(2)
Includes amounts drawn under the 2017 Revolving Credit Facility assumed to be repaid at maturity on December 1, 2017, although actual repayment may occur sooner based on cash amounts available and expected cash requirements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2014:

2015	$1,143
2016	963
2017	825
2018	525
2019	329
2020 and thereafter	82
Total undiscounted payments	3,867
Less: amount representing interest	(235)
Present value of net minimum lease payments	$3,632
6.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Program rights:
Acquired program rights, net of amortization	$217,183	$297,439
Less: current portion of acquired program rights	(99,358)	(96,099)
Total non-current acquired program rights	117,825	201,340
Produced program rights – Feature Films:
Released, net of amortization	4,553	4,171
Completed and not released	558	128
In production	—	1,600
Development and pre-production	—	804
Produced program rights – Television Programs:
Released, net of amortization	60,691	41,174
Completed and not released	7,370	3,915
In production	15,786	17,012
Development and pre-production	481	2,853
Total produced program rights	89,439	71,657
Total non-current acquired program rights and produced program rights	$207,264	$272,997
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Unrelated customers	$186,404	$182,517
Less: allowance for bad debts and credit notes	(10,692)	(14,558)
Related parties	197	1,326
Less: allowance for bad debts and credit notes	(43)	(231)
Total accounts receivable	$175,866	$169,054
Bad debt expense for the year ended December 31, 2014, 2013 and 2012 was US$ 4.2 million, US$ 3.7 million, and US$ 3.9 million, respectively.
At December 31, 2014, there were CZK 509.3 million (approximately US$ 22.3 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.6 million based on December 31, 2014 rates), of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Current:
Prepaid acquired programming	$19,162	$22,566
Other prepaid expenses	5,627	6,383
Deferred tax	8,127	1,091
VAT recoverable	835	3,311
Income taxes recoverable	135	3,212
Restricted cash	—	485
Other	1,595	5,755
Total other current assets	$35,481	$42,803

	December 31, 2014	December 31, 2013
Non-current:
Capitalized debt costs	$55,472	$9,272
Deferred tax	456	763
Other	2,188	3,665
Total other non-current assets	$58,116	$13,700
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method. The increase in capitalized debt costs from December 31, 2013 is primarily due to the issuance of the Initial Warrants, a portion of which is accounted for as capitalized debt costs related to the 2017 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Land and buildings	$103,248	$118,770
Machinery, fixtures and equipment	172,929	203,027
Other equipment	36,516	40,915
Software licenses	56,176	59,228
Construction in progress	3,325	9,947
Total cost	372,194	431,887
Less: Accumulated depreciation	(257,859)	(288,980)
Total net book value	$114,335	$142,907

Assets held under capital leases (included in the above)
Land and buildings	$4,243	$4,778
Machinery, fixtures and equipment	3,325	2,676
Total cost	7,568	7,454
Less: Accumulated depreciation	(2,760)	(2,257)
Net book value	$4,808	$5,197
Depreciation expense for the years ending December 31, 2014, 2013 and 2012 was US$ 32.8 million, US$ 37.2 million and US$ 41.5 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The movement in the net book value of property, plant and equipment during the years ended December 31, 2014 and 2013 is comprised of:

	For The Year Ending December 31,
	2014	2013
Opening balance	$142,907	$149,686
Additions	27,860	29,624
Disposals	(25)	(174)
Depreciation	(32,836)	(37,175)
Foreign currency movements	(16,572)	946
Other (1)	(6,999)	—
Ending balance	$114,335	$142,907

(1)	Represents the construction in progress and related land in our Bulgaria segment which is classified as held for sale as at December 31, 2014.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Accounts payable and accrued expenses	$55,564	$79,162
Related party accounts payable	43	359
Programming liabilities	42,828	69,777
Related party programming liabilities	24,980	69,798
Duties and other taxes payable	23,341	10,141
Accrued staff costs	21,168	19,871
Accrued interest payable	1,958	19,518
Related party accrued interest payable	173	—
Income taxes payable	460	525
Accrued legal contingencies and professional fees	3,004	4,136
Authors’ rights	4,434	2,473
Other accrued liabilities	1,271	1,920
Total accounts payable and accrued liabilities	$179,224	$277,680

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Current:
Deferred revenue	$4,938	$8,364
Deferred tax	279	933
Restructuring provision (Note 15)	1,558	3,302
Legal provisions (Note 21)	995	1,158
Other	42	254
Total other current liabilities	$7,812	$14,011

	December 31, 2014	December 31, 2013
Non-current:
Deferred tax	$27,370	$24,968
Related party programming liabilities	316	386
Programming liabilities	1,699	1,962
Related party commitment fee payable (1)	9,136	—
Related party guarantee fee payable (2)	1,163	—
Accrued interest (3)	846	—
Related party accrued interest (3)	4,589	—
Other	1,366	183
Total other non-current liabilities	$46,485	$27,499

(1)
Represents the commitment fee payable to Time Warner in respect of its obligation under the 2015 Refinancing Commitment Letter to provide or assist in arranging a replacement facility to refinance the 2015 Convertible Notes. The commitment fee is payable by the maturity date of the replacement facility, November 1, 2019, or earlier if the repayment of the replacement facility is accelerated. The commitment fee will bear interest at 8.5% per annum commencing on the effective date of the replacement facility. Interest on the commitment fee is payable in arrears on each May 1 and November 1, beginning May 1, 2016 and may be paid in cash or in kind, at our election.

(2)
Represents the fee payable to Time Warner for Time Warner's guarantee of the 2017 Euro Term Loan. The guarantee fee is calculated as 8.5% less the interest rate payable under the 2017 Euro Term Loan (including the effects of the interest rate hedges entered into) per annum (the "Guarantee Fee Rate") multiplied by the average outstanding principal of the 2017 Euro Term Loan. The guarantee fee is payable, in cash or in kind on a semi-annual basis in arrears on each May 1 and November 1. If the guarantee fee is paid in kind, the accrued balance will bear interest at the Guarantee Fee Rate and will be payable, in cash or in kind, in arrears on each May 1 and November 1.

(3)
Represents interest on the 2017 PIK Notes, which the Company must pay in kind on a semi-annual basis in arrears on each June 1 and December 1, from December 1, 2014 until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes.

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2014 and 2013. As at December 31, 2014 and December 31, 2013, the carrying value of the Series B Preferred Shares was US$ 223.9 million and US$ 207.9 million, respectively.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including the date of issuance to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2014, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the years ended December 31, 2014 and 2013, we recognized accretion on the Series B Preferred Shares of US$ 16.0 million and US$ 7.9 million, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2014 and 2013.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2014 and 2013. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A common stock. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2014 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and B Common Stock
440,000,000 and 300,000,000 shares of Class A common stock were authorized as at December 31, 2014 and December 31, 2013, respectively, and 15,000,000 shares of Class B common stock were authorized as at December 31, 2014 and December 31, 2013. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to shareholders. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135.3 million and 134.8 million shares of Class A common stock outstanding at December 31, 2014 and 2013, respectively, and no shares of Class B common stock outstanding at December 31, 2014 and 2013.
As at December 31, 2014, TW Investor owns 45.4% of the outstanding shares of Class A common stock and has a 49.6% voting interest in the Company due to its ownership of the Series A Preferred Share.
Common Stock Warrants
On May 2, 2014, we issued Unit Warrants and the Initial Warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from the second anniversary of the issue date to the fourth anniversary of the issue date. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise such warrants prior to the second anniversary, at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act).
We utilized a Black-Scholes valuation model to determine the fair value of each warrant.The Black-Scholes valuation model uses subjective assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Changes in these assumptions could materially affect the estimated fair value. The Company determines the volatility assumption for these stock options using historical volatilities data from its traded Class A common stock. The expected term is estimated based on management's expectation of future exercises. The risk-free rate assumed in valuing the warrants is based on the U.S. Treasury yield curve at the grant date based on the expected term. The Company assumed a dividend rate of zero based on historical experience and expected dividends to be issued over the expected term. This measurement of estimated fair value uses Level 3 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
We determined the fair value of each warrant was US$ 2.1265 at the date of issuance. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation. The fair value of the Initial Warrants was accounted for as a discount on the 2017 Term Loan and as debt issuance costs for the 2017 Revolving Credit Facility. The fair value of the Unit Warrants was accounted for as a discount to the 2017 PIK Notes (see Note 5, "Long-term Debt and Other Financing Arrangements").
As at December 31, 2014, warrants to purchase up to 850,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share were also outstanding.

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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt and other financing arrangements is included in Note 5, "Long-term Debt and Other Financing Arrangements".
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
During 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2017 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the year ended December 31, 2014, we did not recognize any charges related to hedge ineffectiveness.
We value the interest rate swap agreements using a valuation model which calculates the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model is the expected EURIBOR-based yield curve. This instrument was allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instrument, were readily observable.

Accumulated Other Comprehensive Loss
BALANCE December 31, 2013	$—
Loss on interest rate swaps	(600)
Reclassified to interest expense	19
BALANCE December 31, 2014	$(581)
The change in fair value of derivatives not designated as hedging instruments comprised the following for the years ended December 31, 2014, 2013 and 2012:

	For The Year Ending December 31,
	2014	2013	2012
Currency swap	$2,311	$—	$665
Interest rate swap	—	104	573
Share subscription agreement	—	—	22,836
Company option	—	—	24,953
Change in fair value of derivatives	$2,311	$104	$49,027
Currency Risk
On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the expected proceeds of the Rights Offering. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million on May 2, 2014, the maturity date. It was considered to be an economic hedge but was not designated as a hedging instrument, so changes in the fair value of the derivative were recorded in the consolidated statements of operations and comprehensive income. This instrument was allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instrument, were readily observable. We recognized a derivative gain of US$ 2.4 million on the maturity date.
On April 27, 2006, we entered into currency swap agreements with two counterparties whereby we swapped a fixed annual coupon interest rate (of 9.0%) on notional principal of CZK 10.7 billion, payable quarterly, for a fixed annual coupon interest rate (of 9.0%) on notional principal of EUR 375.9 million, receivable quarterly up to the termination date of April 15, 2012. These financial instruments were used to minimize currency risk and were considered an economic hedge of foreign exchange rates. These instruments were not designated as hedging instruments, and so changes in their fair value were recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.

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
Interest Rate Risk
On February 9, 2010, we entered into an interest rate swap agreement to reduce the impact of changing interest rates on our previously outstanding floating rate CZK-denominated debt. The interest rate swap expired in April 2013 and was used to minimize interest rate risk and was considered an economic hedge. The interest rate swap was not designated as a hedging instrument so changes in the fair value of the derivative were recorded in the consolidated statements of operations and other comprehensive income and in the consolidated balance sheet in other current liabilities.
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
Share Subscription Agreements and Company Option
In 2012, we agreed to issue to TW Investor shares of Class A common stock at a fixed purchase price on a forward date. This forward sale was considered to be a derivative instrument due to the variability in the number of shares to be issued under the terms of the agreement. The shares were issued on June 15, 2012, and as a result, the derivative instrument was settled as of that date resulting in a net gain of US$ 22.8 million, which was recorded in the consolidated statement of operations and other comprehensive income.
In addition, TW Investor granted to the Company an option (the "Company Option") to cause TW Investor to purchase, and the Company granted to TW Investor an option to purchase, at the Purchase Price, the number of shares of Class A common stock (the “Option Shares”) that would generate proceeds to repay the then outstanding principal amount drawn under the TW Credit Agreement. We exercised the Company Option on June 27, 2012, and recognized a net gain of US$ 25.0 million, which was recorded in the consolidated statement of operations and other comprehensive income.
15.    RESTRUCTURING COSTS
Segment Reorganization Plan
In the first quarter of 2013, the Company changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we incurred restructuring costs to reorganize our businesses through these geographic segments (the "Segment Reorganization Plan"). Actions under the Segment Reorganization Plan were completed as of December 31, 2013; and payments related to these actions were completed by December 31, 2014.
2014 Initiatives
During 2014, we undertook further restructuring actions as our new segment management teams optimized their cost base across all departments (the "2014 Initiatives"). Actions under the 2014 Initiatives were completed as of December 31, 2014 and payments are expected to be completed by December 31, 2015. Information relating to restructuring by type of cost is as follows:

	Segment Reorganization Plan			2014 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
Balance, December 31, 2012	$—	$—	—	$—	$—	$—	$—
Costs incurred	17,715	797	18,512	—	—	—	18,512
Non-cash settled (1)	(1,919)	—	(1,919)	—	—	—	(1,919)
Cash paid	(13,060)	(181)	(13,241)	—	—	—	(13,241)
Foreign currency movements	(65)	15	(50)	—	—	—	(50)
Balance, December 31, 2013	$2,671	$631	$3,302	$—	$—	$—	$3,302
Costs incurred	—	—	—	10,033	383	10,416	10,416
Cash paid	(2,671)	(82)	(2,753)	(8,648)	(206)	(8,854)	(11,607)
Accrual reversal	—	(560)	(560)	—	—	—	(560)
Foreign currency movements	—	11	11	—	(4)	(4)	7
Balance, December 31, 2014	$—	$—	$—	$1,385	$173	$1,558	$1,558
(1)    Reflects restructuring charges due to acceleration of stock-based compensation awards.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

A summary of restructuring charges for the years ended December 31, 2014 and 2013 by operating segment is as follows:

	For The Year Ending December 31,
	2014				2013
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Total
Bulgaria	$3,312	$80	$—	$3,392	$447	$—	$447
Croatia	—	—	—	—	95	—	95
Czech Republic	1,861	—	—	1,861	2,316	68	2,384
Romania	4,149	—	—	4,149	1,610	2	1,612
Slovak Republic	429	23	(560)	(108)	1,943	630	2,573
Slovenia	282	—	—	282	996	—	996
Corporate	—	280	—	280	10,308	97	10,405
Total restructuring costs	$10,033	$383	$(560)	$9,856	$17,715	$797	$18,512

16.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2014, 2013 and 2012:

	For The Year Ending December 31,
	2014	2013	2012
Interest on Senior Debt	$102,379	$99,641	$103,223
Interest on capital leases and other financing arrangements	2,191	679	4,331
	104,570	100,320	107,554

Amortization of capitalized debt issuance costs	18,297	4,101	14,101
Amortization of debt issuance discount and premium, net	19,138	7,288	5,999
	37,435	11,389	20,100
Total interest expense	$142,005	$111,709	$127,654
17.    STOCK-BASED COMPENSATION
7,500,000 shares have been authorized for issuance in respect of equity awards under our Amended and Restated Stock Incentive Plan (“the Plan”). Under the Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant under the Plan or at the discretion of the Board of Directors.
The charge for stock-based compensation in our consolidated statements of operations was as follows:

	For The Year Ending December 31,
	2014	2013	2012
Selling, general and administrative expenses	$1,344	$4,197	$4,249
Restructuring costs (Note 15)	—	1,919	—
Total stock-based compensation charge	$1,344	$6,116	$4,249

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the year ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	390,500	$27.26	1.40	$—
Forfeited	(114,500)	30.87
Expired	(121,000)	$20.48
Outstanding at December 31, 2014	155,000	$29.88	0.92	$—
Vested or expected to vest	155,000	29.88	0.92	—
Exercisable at December 31, 2014	155,000	$29.88	0.92	$—
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2014, the maximum life of options that had been issued under the Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered under the Plan are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2014 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2014. This amount changes based on the fair value of our common stock.
There were no options granted during the years ended December 31, 2014, 2013 or 2012.
The following table summarizes information about stock option activity during 2014, 2013, and 2012:

	2014		2013		2012
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at beginning of year	390,500	$27.26	2,219,625	$31.51	2,901,687	$32.86
Awards exchanged (1)	—	—	(1,618,000)	31.54	—	—
Awards exercised	—	—	—	—	(16,000)	2.06
Awards forfeited	(114,500)	30.87	(136,125)	33.36	(636,062)	35.61
Awards expired	(121,000)	20.48	(75,000)	49.71	(30,000)	90.54
Outstanding at end of year	155,000	$29.88	390,500	$27.26	2,219,625	$31.51

(1)	Options tendered in exchange for restricted stock units pursuant to an employee option exchange program completed in 2013.
As at December 31, 2014, all of our outstanding stock options are exercisable. The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options outstanding and exercisable
Range of exercise prices	Shares	Average remaining contractual life (years)	Aggregate intrinsic value	Weighted average exercise price (per share)
$ 0.01 - 20.00	11,000	0.37	$—	$17.52
$ 20.01 - 40.00	106,000	0.95	—	22.97
$ 40.01 - 60.00	36,000	0.93	—	51.68
$ 60.01 - 80.00	2,000	1.95	—	72.05
Total	155,000	0.92	$—	$29.88

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
The following table summarizes information about unvested RSUs as at December 31, 2014:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,017,622	3.79
Granted	1,146,489	3.00
Vested	(535,168)	3.95
Forfeited	(261,709)	3.82
Unvested at December 31, 2014	1,367,234	3.06
As at December 31, 2014, the intrinsic value of unvested RSUs was US$ 4.4 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2014 was US$ 3.2 million and is expected to be recognized over a weighted-average period of 2.8 years.
18.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the provision / credit for income taxes and of the loss before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.
Loss from continuing operations before income taxes
The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For The Year Ending December 31,
	2014	2013	2012
Domestic	$(117,247)	$(80,885)	$(22,676)
Foreign	(35,576)	(213,542)	(527,783)
Total	$(152,823)	$(294,427)	$(550,459)
We had no intercompany dividend income for the years ended December 31, 2014 or 2013. Included in domestic income for the year ended December 31, 2012 is intercompany dividend income of US$ 49.0 million, with an equivalent expense included within foreign income. These dividends are neither taxable in The Netherlands nor deductible in the foreign entity.
Total tax charge for the years ended December 31, 2014, 2013 and 2012 was allocated as follows:

	For The Year Ending December 31,
	2014	2013	2012
Income tax credit from continuing operations	$(1,358)	$(17,993)	$(14,751)
Income tax (credit) / expense from discontinued operations	(1,987)	968	612
Total tax credit	$(3,345)	$(17,025)	$(14,139)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Income Tax Provision
The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For The Year Ending December 31,
	2014	2013	2012
Current income tax expense:
Domestic	$—	$(57)	$757
Foreign	558	34	8,232
	558	(23)	8,989
Deferred tax benefit:
Domestic	—	(165)	1,964
Foreign	(1,916)	(17,805)	(25,704)
	(1,916)	(17,970)	(23,740)
Credit for income taxes	$(1,358)	$(17,993)	$(14,751)
In 2014, the net credit for income taxes is less than a credit computed at statutory tax rates primarily due to losses on which no tax benefit has been received.
Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the income tax provision included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	For The Year Ending December 31,
	2014	2013	2012
Income taxes at Netherlands rates (25%)	$(38,193)	$(73,594)	$(137,602)
Jurisdictional differences in tax rates	12,965	13,231	29,041
Tax effect of goodwill impairment	—	4,979	55,671
Unrecognized tax benefits	(33)	(4)	11,089
Losses expired	4,899	7,439	4,375
Change in valuation allowance	7,012	23,123	15,871
Non-deductible expenses	5,624	7,538	4,951
Other	6,368	(705)	1,853
Credit for income taxes	$(1,358)	$(17,993)	$(14,751)
In 2014, the jurisdictional rate difference mainly arises as a result of the loss in Bermuda where there is no income tax. In 2012 and 2013, it mainly arises as a result of the difference between the Bulgarian and Netherlands' tax rates.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Assets:
Tax benefit of loss carry-forwards and other tax credits	$114,858	$128,656
Programming rights	15,158	16,207
Property, plant and equipment	7,533	5,365
Accrued expenses	3,922	4,342
Other	12,718	11,766
Gross deferred tax assets	154,189	166,336
Valuation allowance	(124,263)	(133,018)
Net deferred tax assets	$29,926	$33,318

Liabilities:
Broadcast licenses, trademarks and customer relationships	$29,620	$35,672
Property, plant and equipment	177	106
Programming rights	16,325	17,911
Other	2,870	3,676
Total deferred tax liabilities	48,992	57,365
Net deferred income tax liability	$(19,066)	$(24,047)
Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2014	December 31, 2013
Net current deferred tax assets	$8,127	$1,091
Net non-current deferred tax assets	456	763
	8,583	1,854

Net current deferred tax liabilities	(279)	(933)
Net non-current deferred tax liabilities	(27,370)	(24,968)
	(27,649)	(25,901)

Net deferred income tax liability	$(19,066)	$(24,047)
We provided a valuation allowance against potential deferred tax assets of US$ 124.3 million and US$ 133.0 million as at December 31, 2014 and 2013, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.
During 2014, we had the following movements on valuation allowances:

Balance at December 31, 2013	$133,018
Created during the period	18,148
Utilized	(11,136)
Foreign exchange	(15,767)
Balance at December 31, 2014	$124,263

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

As of December 31, 2014 we had operating loss carry-forwards that will expire in the following periods:

	2015	2016	2017	2018	2019-23	Indefinite
Croatia	$6,380	$1,651	$—	$—	$—	$—
Czech Republic	—	97	—	53,034	—	—
The Netherlands	3,626	7,796	31,317	29,518	294,490	—
Romania	—	—	6,373	1,487	15,288	—
Slovak Republic	6,622	6,622	6,622	—	—	—
Slovenia	—	—	—	—	—	19,930
United Kingdom	—	—	—	—	—	1,924
Total	$16,628	$16,166	$44,312	$84,039	$309,778	$21,854
The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.
We have provided valuation allowances against most of the above loss carry-forwards. However valuation allowances have not been provided against the loss carry-forwards in our main operating company in the Czech Republic on the basis of future reversals of existing taxable temporary differences. The tax benefits associated with the tax losses in the United Kingdom are only recognized in the financial statements as they are utilized.
As at December 31, 2014 and 2013 the company had no undistributed earnings in subsidiaries giving rise to a temporary difference.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$23,130
Increases for tax positions taken during a prior period	8,283
Increases for tax positions taken during the current period	2,850
Settlements with tax authorities	(34,107)
Decreases resulting from the expiry of the statute of limitations	(44)
Balance at December 31, 2012	112
Increases for tax positions taken during a prior period	51
Increases for tax positions taken during the current period	20
Decreases resulting from the expiry of the statute of limitations	(75)
Balance at December 31, 2013	108
Decreases resulting from the expiry of the statute of limitations	(51)
Other	(4)
Balance at December 31, 2014	$53
During 2012, we agreed with the Dutch tax authorities as to the amount of the tax losses available to the Company's main Netherlands holding company. As a result, US$ 34.1 million of the provision for unrecognized tax benefits was applied against the deferred tax asset attributable to these tax losses.
Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions. As at December 31, 2014, analyzed by major tax jurisdictions, our subsidiaries are generally no longer subject to income tax examinations for years before:

Country	Year
Bulgaria	2009
Croatia	2010
Czech Republic	2008
The Netherlands	2010
Romania	2008
Slovak Republic	2009
Slovenia	2008
United Kingdom	2013

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations.
There were no significant interest or penalties accrued in the years ended December 31, 2014, 2013 and 2012.
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
The components of basic and diluted earnings per share are as follows:

	For The Year Ending December 31,
	2014	2013	2012
Loss from continuing operations	$(151,465)	$(276,434)	$(535,708)
Net loss attributable to noncontrolling interests	4,468	3,882	10,713
Less: Preferred dividend paid in kind (Note 12)	(16,036)	(7,890)	—
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(163,033)	(280,442)	(524,995)
Loss from discontinued operations, net of tax (Note 3)	(80,431)	(5,099)	(10,685)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(243,464)	$(285,541)	$(535,680)

Effect of dilutive securities
Preferred dividend paid in kind	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(243,464)	$(285,541)	$(535,680)

Weighted average outstanding shares of common stock - Basic (1)	146,509	125,723	76,919
Dilutive effect of employee stock options and RSUs	—	—	—
Weighted average outstanding shares of common stock - Diluted	146,509	125,723	76,919

Net loss per share:
Continuing operations - Basic	$(1.11)	$(2.23)	$(6.83)
Continuing operations - Diluted	(1.11)	(2.23)	(6.83)
Discontinued operations - Basic	(0.55)	(0.04)	(0.13)
Discontinued operations - Diluted	(0.55)	(0.04)	(0.13)
Net loss attributable to CME Ltd. - Basic	(1.66)	(2.27)	(6.96)
Net loss attributable to CME Ltd. - Diluted	(1.66)	(2.27)	(6.96)

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

At December 31, 2014, 1,324,920 (December 31, 2013: 1,425,477) stock options and warrants were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under the 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to income at December 31, 2014. Our Series B Preferred Shares were not considered for dilution as they are not convertible prior to June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
20. SEGMENT DATA
We manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how operations are managed by segment managers; and the structure of our internal financial reporting.
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
Below are tables showing selected financial statement information by segment for the years ended December 31, 2014, 2013 and 2012 for consolidated statements of operations and comprehensive income data and as at December 31, 2014 and 2013 for consolidated balance sheet data:

Net revenues:	For The Year Ending December 31,
	2014	2013	2012
Bulgaria	$87,078	$87,448	$85,241
Croatia	62,026	61,864	59,299
Czech Republic	202,779	174,939	252,161
Romania	178,614	162,305	153,137
Slovak Republic	90,556	82,404	96,174
Slovenia	61,370	66,656	68,895
Intersegment revenues (1)	(1,630)	(2,482)	(8,908)
Total net revenues	$680,793	$633,134	$705,999

(1)	Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For The Year Ending December 31,
	2014	2013	2012
Bulgaria	$9,367	$13,391	$13,121
Croatia	7,835	8,258	7,924
Czech Republic	61,964	(9,604)	103,996
Romania	37,259	2,454	15,404
Slovak Republic	4,586	(19,859)	8,604
Slovenia	5,331	9,254	14,933
Elimination	(16)	(46)	(1,073)
Total operating segments	126,326	3,848	162,909
Corporate	(30,880)	(52,253)	(42,282)
Total OIBDA	$95,446	$(48,405)	120,627

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reconciliation to consolidated statements of operations and comprehensive income:	For The Year Ending December 31,
	2014	2013	2012
Total OIBDA:	$95,446	$(48,405)	$120,627
Depreciation of property, plant and equipment	(32,836)	(37,175)	(41,506)
Amortization of intangible assets	(12,348)	(14,761)	(42,707)
Impairment charge	—	(79,676)	(516,203)
Other items (1)	(11,982)	—	—
Operating income / (loss)	38,280	(180,017)	(479,789)
Interest expense, net	(141,711)	(111,213)	(126,928)
Loss on extinguishment of debt	(39,203)	(23,115)	(198)
Foreign currency exchange (loss) / gain, net	(12,767)	20,187	6,386
Change in fair value of derivatives	2,311	104	49,027
Other income / (expense)	267	(373)	1,043
Credit for income taxes	1,358	17,993	14,751
Net loss from continuing operations	$(151,465)	$(276,434)	$(535,708)

(1)	Other items for the year ended December 31, 2014 consists solely of an accrual related to tax audits of certain subsidiaries in Romania (see Note 21, "Commitments and Contingencies").

Total assets (1):	December 31, 2014	December 31, 2013
Bulgaria	$141,055	$172,189
Croatia	58,000	72,301
Czech Republic	803,361	920,630
Romania	297,256	358,535
Slovak Republic	134,544	150,562
Slovenia	78,403	99,619
Total operating segments	1,512,619	1,773,836
Corporate	76,875	71,035
Assets held for sale	29,866	117,002
Total assets	$1,619,360	$1,961,873

(1)	Segment assets exclude any intercompany balances.

Capital Expenditures:	For The Year Ending December 31,
	2014	2013	2012
Bulgaria	$2,627	$2,798	$4,413
Croatia	2,701	2,574	3,109
Czech Republic	9,139	7,727	8,118
Romania	4,686	5,194	6,039
Slovak Republic	2,240	1,590	1,990
Slovenia	3,502	4,018	4,638
Total operating segments	24,895	23,901	28,307
Corporate	3,790	6,217	3,020
Total capital expenditures	$28,685	$30,118	$31,327

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Long-lived assets by geography are as follows:

Long-lived assets (1):	December 31, 2014	December 31, 2013
Bulgaria	$4,187	$13,742
Croatia	5,579	6,234
Czech Republic	40,940	47,683
Romania	22,110	25,726
Slovak Republic	17,374	20,299
Slovenia	16,647	20,226
Total operating segments	106,837	133,910
Corporate	7,498	8,997
Total long-lived assets	$114,335	$142,907

(1)	Reflects property, plant and equipment.

Revenue by type:	For The Year Ending December 31,
	2014	2013	2012
Television advertising	$565,601	$528,778	$616,233
Carriage fees and subscriptions	80,487	58,990	43,357
Other	34,705	45,366	46,409
Total net revenues	$680,793	$633,134	$705,999
We do not rely on any single major customer or group of major customers.
21.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2014, we had total commitments of US$ 177.8 million (December 31, 2013: US$ 239.3 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2015	$64,666	$22,416	$3,219	$3,987
2016	62,963	12,489	1,473	—
2017	33,729	4,081	774	—
2018	13,768	3,447	345	—
2019	923	10,513	249	—
2020 and thereafter	1,767	411	1,130	—
Total	$177,816	$53,357	$7,190	$3,987
For the years ended December 31, 2014, 2013 and 2012, we incurred aggregate rent expense on all facilities of US$ 10.0 million, US$ 12.6 million and US$ 13.7 million, respectively.
b)    Factoring of Trade Receivables
CET 21 has a CZK 910 million (approximately US$ 39.9 million) factoring framework agreement with FCS. Under this facility up to CZK 910 million (approximately US$ 39.9 million) may be factored on a recourse or non-recourse basis. As at December 31, 2014, there were CZK 509.3 million (approximately US$ 22.3 million) (December 31, 2013: CZK 13.1 million, approximately US$ 0.6 million based on December 31, 2014 rates), of receivables subject to the factoring framework agreement.
c)    Call option
Top Tone Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. If consummated, we would own 90.0% of our Bulgaria operations.

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
Slovenian Competition Proceeding
On April 24, 2013 the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014 the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA is appealing this decision.
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
c) Romanian Tax Audits
Certain of our subsidiaries in Romania are currently being audited by the Romanian tax authorities. The audit of Pro TV covers the years 2009 to 2013. The audits of MPS and MPE cover the years 2010 to 2013 and 2009 to 2013, respectively, and are currently suspended in connection with investigations being conducted by the Romanian authorities there. (See Part 1, Item 3, “MPS and MPE Investigations”.) These audits are focused on a range of matters, including corporate income taxes, payroll tax liabilities and value added tax (“VAT”).
In the course of their audit of Pro TV, the tax authorities are scrutinizing in particular the nature of the relationship between Pro TV and a third party services company through which a considerable number of freelance staff were engaged by Pro TV throughout the period of the audit. The tax authorities are evaluating whether such freelance staff were sufficiently independent of Pro TV. In the event the tax authorities conclude such freelance staff were dependent and should have been treated as employees, payments made to them would be treated as salary and subject to deductions for payroll taxes. Pro TV would be liable for any unpaid payroll taxes as well as penalties and interest.
The tax authorities are also reviewing whether certain other individuals retained directly by Pro TV, MPS and MPE should have been classified as employees.
We believe that upon completion of these audits the Romanian tax authorities will assess certain payroll taxes, penalties and interest in respect of the manner in which the other individuals retained directly by Pro TV, MPS and MPE were engaged and have provided US$ 12.0 million in the fourth quarter of 2014 for this. It is likely that additional amounts, which may be material, in respect of additional payroll tax liabilities and non-deductible VAT, plus related interest and penalties, will be levied by the Romanian tax authorities upon completion of these audits.
The Pro TV audit is ongoing, although it is possible that the authorities may complete this audit during the second quarter of 2015; we do not know how long the suspension of the audits of MPS and MPE will continue. Therefore, at the present time we are unable to determine when the tax authorities will complete their audits or what assessments may be issued, or estimate what the amount of such assessment may be.
22.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.6% voting interest in CME Ltd. as at December 31, 2014, as material related party transactions.

	For The Year Ending December 31,
	2014	2013	2012
Purchases of programming	$20,713	$58,636	$39,405
Sales	59	119	177
Interest expense	61,887	—	—

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

	December 31, 2014	December 31, 2013
Programming liabilities	$24,980	$70,184
Other accounts payable and accrued liabilities	150	—
Accounts receivable, gross	197	168
Long-term debt and other financing arrangements (1)	269,862	—
Accrued interest payable (2)	4,763	—
Other non-current liabilities (3)	10,299	—

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts drawn on the 2017 Term Loan and 2017 Revolving Credit Facility, less respective issuance discounts, plus interest for which we made an election to pay in kind.

(2)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner, which is payable in kind in arrears until November 15, 2015, and on the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility.

(3)
Amount represents the commitment fee payable to Time Warner in connection with their agreement to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity in November 2015, as well as the accrued fee payable to Time Warner for guaranteeing the 2017 Euro Term Loan.

In addition, Time Warner is a guarantor of our 2017 Euro Term Loan and has agreed to assist in arranging or to provide a term loan facility to refinance the 2015 Convertible Notes at their maturity in November 2015. See Note 5, "Long-term Debt and Other Financing Arrangements".
23.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2014 and 2013 is as follows:

	For the Year Ended December 31, 2014
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$140,705	$192,811	$131,081	$216,196
Cost of revenues	119,579	125,514	105,823	138,125
Operating (loss) / income	(14,682)	22,687	(8,024)	38,299
Loss from continuing operations	(40,723)	(41,621)	(51,278)	(17,843)
Loss from discontinued operations, net of tax	(7,910)	(10,886)	(1,204)	(60,431)
Net loss	(48,633)	(52,507)	(52,482)	(78,274)
Net loss attributable to CME Ltd.	(47,916)	(52,438)	(52,138)	(74,936)

Net loss per share:
Basic EPS	$(0.35)	$(0.39)	$(0.38)	$(0.54)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.35)	$(0.39)	$(0.38)	$(0.54)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

	For the Year Ended December 31, 2013
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$124,119	$166,689	$123,018	$219,308
Cost of revenues	127,158	134,497	127,374	189,541
Operating loss	(33,783)	(4,759)	(44,496)	(96,979)
Loss from continuing operations	(107,381)	(40,373)	(21,893)	(106,787)
Loss from discontinued operations, net of tax	(1,581)	(715)	(1,381)	(1,422)
Net loss	(108,962)	(41,088)	(23,274)	(108,209)
Net loss attributable to CME Ltd.	(108,280)	(40,957)	(23,091)	(105,323)

Net loss per share:
Basic EPS	$(1.22)	$(0.34)	$(0.18)	$(0.75)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(1.22)	$(0.34)	$(0.18)	$(0.75)
24.    GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", our 100% owned subsidiaries, Central European Media Enterprises N.V. ("CME NV") and CME Media Enterprises B.V. ("CME BV" and with CME NV, the "Guarantor Subsidiaries"), have fully and unconditionally guaranteed, jointly and severally, subject to certain limits imposed by local law (the “Guarantees”), on a senior basis the 2017 PIK Notes. The Guarantor Subsidiaries are subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the SEC. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are presented separately from CME Ltd. (the “Parent Issuer”) and the Guarantor Subsidiaries in the condensed consolidating financial statements presented below.
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
Subsequent to the issuance of our 2013 consolidated financial statements, we determined that the investors’ share of its subsidiaries’ other comprehensive loss had been recorded within the loss from investment in subsidiaries rather than in the investors’ other comprehensive income / loss. In addition, we determined that certain of the Guarantor Subsidiaries investments in subsidiaries had been eliminated within its balance sheet rather than as a consolidating elimination. The amounts have been reclassified in our condensed consolidating statements of operations and comprehensive income for the years ended December 31, 2013 and 2012, and in our condensed consolidating balance sheets as at December 31, 2013, with no impact to our consolidated statements of operations and comprehensive income or consolidated balance sheets.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012:
Condensed Consolidating Balance Sheets as at December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$613	$2,931	$30,754	$—	$34,298
Accounts receivable, net	—	—	175,866	—	175,866
Program rights, net	—	—	99,358	—	99,358
Other current assets	1,007	346	34,128	—	35,481
Assets held for sale	—	—	29,866	—	29,866
Intercompany current assets	12,582	14,333	17,492	(44,407)	—
Total current assets	14,202	17,610	387,464	(44,407)	374,869
Non-current assets
Investments in subsidiaries	110,186	1,516,707	—	(1,626,893)	—
Property, plant and equipment, net	—	—	114,335	—	114,335
Program rights, net	—	—	207,264	—	207,264
Goodwill	—	—	681,398	—	681,398
Broadcast licenses and other intangible assets, net	—	—	183,378	—	183,378
Other non-current assets	55,471	—	2,645	—	58,116
Intercompany non-current assets	1,252,708	32,781	291,589	(1,577,078)	—
Total non-current assets	1,418,365	1,549,488	1,480,609	(3,203,971)	1,244,491
Total assets	$1,432,567	$1,567,098	$1,868,073	$(3,248,378)	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,109	$286	$173,829	$—	$179,224
Current portion of long-term debt and other financing arrangements	251,669	—	1,190	—	252,859
Other current liabilities	271	—	7,541	—	7,812
Liabilities held for sale	—	—	10,632	—	10,632
Intercompany current liabilities	7,003	35,151	2,253	(44,407)	—
Total current liabilities	264,052	35,437	195,445	(44,407)	450,527
Non-current liabilities
Long-term debt and other financing arrangements	615,698	—	5,542	—	621,240
Other non-current liabilities	16,315	482	29,688	—	46,485
Intercompany non-current liabilities	32,782	1,392,535	151,761	(1,577,078)	—
Total non-current liabilities	664,795	1,393,017	186,991	(1,577,078)	667,725
Temporary equity	223,926	—	—	—	223,926
Total CME Ltd. shareholders’ equity	279,794	138,644	1,488,249	(1,626,893)	279,794
Noncontrolling interests	—	—	(2,612)	—	(2,612)
Total equity	279,794	138,644	1,485,637	(1,626,893)	277,182
Total liabilities and equity	$1,432,567	$1,567,098	$1,868,073	$(3,248,378)	$1,619,360

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Balance Sheets as at December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$19,461	$5,422	$77,439	$—	$102,322
Accounts receivable, net	—	—	169,054	—	169,054
Program rights, net	—	—	96,099	—	96,099
Other current assets	2,638	31	40,134	—	42,803
Assets held for sale	—	—	117,002	—	117,002
Intercompany current assets	53,396	2,052	—	(55,448)	—
Total current assets	75,495	7,505	499,728	(55,448)	527,280
Non-current assets
Investments in subsidiaries	—	1,447,178	—	(1,447,178)	—
Property, plant and equipment, net	—	—	142,907	—	142,907
Program rights, net	—	—	272,997	—	272,997
Goodwill	—	—	782,870	—	782,870
Broadcast licenses and other intangible assets, net	—	—	222,119	—	222,119
Other non-current assets	3,976	—	9,724	—	13,700
Intercompany non-current assets	1,822,966	315,017	18,887	(2,156,870)	—
Total non-current assets	1,826,942	1,762,195	1,449,504	(3,604,048)	1,434,593
Total assets	$1,902,437	$1,769,700	$1,949,232	$(3,659,496)	$1,961,873

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,234	$41	$259,405	$—		$277,680
Current portion of long-term debt and other financing arrangements	—	71	1,390	—		1,461
Other current liabilities	500	—	13,511	—		14,011
Liabilities held for sale	—	—	29,529	—		29,529
Intercompany current liabilities	7,788	45,988	1,672	(55,448)	—	—
Total current liabilities	26,522	46,100	305,507	(55,448)		322,681
Non-current liabilities
Deficiency in excess of investments in subsidiaries	297,244	—	—	(297,244)		—
Long-term debt and other financing arrangements	620,375	—	342,427	—		962,802
Other non-current liabilities	—	—	27,499	—		27,499
Intercompany non-current liabilities	310,298	1,846,572	—	(2,156,870)		—
Total non-current liabilities	1,227,917	1,846,572	369,926	(2,454,114)		990,301
Temporary equity	207,890	—	—	—		207,890
Total CME Ltd. shareholders’ equity / (deficit)	440,108	(122,972)	1,272,906	(1,149,934)		440,108
Noncontrolling interests	—	—	893	—		893
Total equity / (deficit)	440,108	(122,972)	1,273,799	(1,149,934)		441,001
Total liabilities and equity	$1,902,437	$1,769,700	$1,949,232	$(3,659,496)		$1,961,873

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$680,793	$—	$680,793
Cost of revenues	—	—	489,041	—	489,041
Selling, general and administrative expenses	19,026	804	123,786	—	143,616
Restructuring costs	—	—	9,856	—	9,856
Operating (loss) / income	(19,026)	(804)	58,110	—	38,280
Interest income	138,020	26,198	1,668	(165,592)	294
Interest expense	(138,480)	(137,891)	(31,226)	165,592	(142,005)
Loss on extinguishment of debt	(24,161)	—	(15,042)	—	(39,203)
Foreign currency exchange gain / (loss), net	3,926	2,243	(18,936)	—	(12,767)
Change in fair value of derivatives	2,311	(6,663)	6,663	—	2,311
Other income	—	—	267	—	267
(Loss) / income from continuing operations before tax and loss from investment in subsidiaries	(37,410)	(116,917)	1,504	—	(152,823)
Credit / (provision) for income taxes	—	12,170	(10,812)	—	1,358
Loss from continuing operations before loss from investment in subsidiaries	(37,410)	(104,747)	(9,308)	—	(151,465)
Loss from investment in subsidiaries	(190,018)	(85,271)	—	275,289	—
Loss from continuing operations	(227,428)	(190,018)	(9,308)	275,289	(151,465)
Loss from discontinued operations, net of tax	—	—	(80,431)	—	(80,431)
Net loss	(227,428)	(190,018)	(89,739)	275,289	(231,896)
Net loss attributable to noncontrolling interests	—	—	4,468	—	4,468
Net loss attributable to CME Ltd.	(227,428)	(190,018)	(85,271)	275,289	(227,428)

Net loss	$(227,428)	$(190,018)	$(89,739)	$275,289	$(231,896)
Other comprehensive loss	(162,136)	(319,647)	(155,197)	480,163	(156,817)
Comprehensive loss	(389,564)	(509,665)	(244,936)	755,452	(388,713)
Comprehensive loss attributable to noncontrolling interests	—	—	3,505	—	3,505
Comprehensive loss attributable to CME Ltd.	$(389,564)	$(509,665)	$(241,431)	$755,452	$(385,208)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$633,134	$—	$633,134
Cost of revenues	—	—	578,570	—	578,570
Selling, general and administrative expenses	33,905	5	102,483	—	136,393
Restructuring costs	2,422	24	16,066	—	18,512
Impairment charge	—	—	79,676	—	79,676
Operating loss	(36,327)	(29)	(143,661)	—	(180,017)
Interest income	137,545	6,519	462	(144,030)	496
Interest expense	(88,102)	(124,100)	(43,537)	144,030	(111,709)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Foreign currency exchange gain / (loss), net	29,773	27,790	(37,376)	—	20,187
Change in fair value of derivatives	—	(18,779)	18,883	—	104
Other expense	—	(81)	(292)	—	(373)
Income / (loss) from continuing operations before tax and loss from investment in subsidiaries	19,774	(108,680)	(205,521)	—	(294,427)
Credit for income taxes	—	9,510	8,483	—	17,993
Income / (loss) from continuing operations before loss from investment in subsidiaries	19,774	(99,170)	(197,038)	—	(276,434)
Loss on investment in subsidiaries	(297,425)	(198,255)	—	495,680	—
Loss from continuing operations	(277,651)	(297,425)	(197,038)	495,680	(276,434)
Loss from discontinued operations, net of tax	—	—	(5,099)	—	(5,099)
Net loss	(277,651)	(297,425)	(202,137)	495,680	(281,533)
Net loss attributable to noncontrolling interests	—	—	3,882	—	3,882
Net loss attributable to CME Ltd.	(277,651)	(297,425)	(198,255)	495,680	(277,651)

Net loss	$(277,651)	$(297,425)	$(202,137)	$495,680	$(281,533)
Other comprehensive loss	(56,907)	(73,313)	(4,356)	76,376	(58,200)
Comprehensive loss	(334,558)	(370,738)	(206,493)	572,056	(339,733)
Comprehensive loss attributable to noncontrolling interests	—	—	4,103	—	4,103
Comprehensive loss attributable to CME Ltd.	$(334,558)	$(370,738)	$(202,390)	$572,056	$(335,630)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2012

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$705,999	$—	$705,999
Cost of revenues	—	—	544,819	—	544,819
Selling, general and administrative expenses	19,999	1,408	103,359	—	124,766
Impairment charge	—	—	516,203	—	516,203
Operating loss	(19,999)	(1,408)	(458,382)	—	(479,789)
Interest income	144,057	851	562	(144,744)	726
Interest expense	(96,582)	(118,530)	(57,286)	144,744	(127,654)
Loss on extinguishment of debt	(198)	—	—	—	(198)
Foreign currency exchange gain / (loss), net	8,170	(7,402)	5,618	—	6,386
Change in fair value of derivatives	48,453	—	574	—	49,027
Other income	—	—	1,043	—	1,043
Income / (loss) from continuing operations before tax and loss from investment in subsidiaries	83,901	(126,489)	(507,871)	—	(550,459)
Credit for income taxes	—	13,657	1,094	—	14,751
Income / (loss) from continuing operations before loss from investment in subsidiaries	83,901	(112,832)	(506,777)	—	(535,708)
Loss on investment in subsidiaries	(619,581)	(506,749)	—	1,126,330	—
Loss from continuing operations	(535,680)	(619,581)	(506,777)	1,126,330	(535,708)
Loss from discontinued operations, net of tax	—	—	(10,685)	—	(10,685)
Net loss	(535,680)	(619,581)	(517,462)	1,126,330	(546,393)
Net loss attributable to noncontrolling interests	—	—	10,713	—	10,713
Net loss attributable to CME Ltd.	$(535,680)	$(619,581)	$(506,749)	$1,126,330	$(535,680)

Net loss	$(535,680)	$(619,581)	$(517,462)	$1,126,330	$(546,393)
Other comprehensive income	28,555	28,555	51,333	(79,792)	28,651
Comprehensive loss	(507,125)	(591,026)	(466,129)	1,046,538	(517,742)
Comprehensive loss attributable to noncontrolling interests	—	—	10,617	—	10,617
Comprehensive loss attributable to CME Ltd.	$(507,125)	$(591,026)	$(455,512)	$1,046,538	$(507,125)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from / (used in) operating activities	$67,171	$(132,570)	$157	$—	$(65,242)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(28,685)	—	(28,685)
Disposal of property, plant and equipment	—	—	137	—	137
Intercompany investing receipts	703,941	356,217	—	(1,060,158)	—
Intercompany investing payments	(900,009)	(418,504)	(260,529)	1,579,042	—
Net cash used in investing activities	(196,068)	(62,287)	(289,077)	518,884	(28,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(400,673)	—	(312,246)	—	(712,919)
Debt transactions costs	(12,396)	—	(1,810)	—	(14,206)
Issuance of Senior Debt	550,421	—	—	—	550,421
Proceeds from credit facilities	25,000	—	—	—	25,000
Payment of credit facilities and capital leases	—	—	(1,080)	—	(1,080)
Issuance of common stock warrants	191,825	—	—	—	191,825
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	634,862	720,248	(1,355,110)	—
Intercompany financing payments	(243,778)	(443,412)	(149,036)	836,226	—
Net cash provided by financing activities	110,399	191,450	256,030	(518,884)	38,995

Net cash used in discontinued operations - operating activities	(350)	—	(1,058)	—	(1,408)
Net cash used in discontinued operations - investing activities	—	—	(228)	—	(228)
Net cash used in discontinued operations - financing activities	—	—	(942)	—	(942)

Impact of exchange rate fluctuations on cash	—	916	(11,567)	—	(10,651)

Net decrease in cash and cash equivalents	(18,848)	(2,491)	(46,685)	—	(68,024)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	77,439	—	102,322
CASH AND CASH EQUIVALENTS, end of period	$613	$2,931	$30,754	$—	$34,298

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net cash (used in) / generated from operating activities	$(80,304)	$288,651		$(269,417)		$—	$(61,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—		(30,118)		—	(30,118)
Disposal of property, plant and equipment	—	—		283		—	283
Intercompany investing receipts	609,801	9,323		—		(619,124)	—
Intercompany investing payments	(580,533)	(266,355)		—		846,888	—
Net cash used in investing activities	29,268	(257,032)		(29,835)		227,764	(29,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(310,322)	—		—		—	(310,322)
Debt transactions costs	(785)	—		—		—	(785)
Change in restricted cash	20,467	—		138		—	20,605
Proceeds from credit facilities	—	—		40		—	40
Payment of credit facilities and capital leases	—	—		(1,648)		—	(1,648)
Issuance of common stock	157,116	—		—		—	157,116
Issuance of preferred stock	200,000	—		—		—	200,000
Equity issuance costs	(5,410)	—		—		—	(5,410)
Proceeds from exercise of stock options	59	—		—		—	59
Dividends paid to holders of noncontrolling interests	—	—		(411)		—	(411)
Intercompany financing receipts	—	580,533	—	266,355	—	(846,888)	—
Intercompany financing payments	—	(609,801)	—	(9,323)	—	619,124	—
Net cash provided / (used in) by financing activities	61,125	(29,268)		255,151		(227,764)	59,244

Net cash used in discontinued operations - operating activities	—	—		(1,952)		—	(1,952)
Net cash used in discontinued operations - investing activities	—	—		(301)		—	(301)
Net cash provided by discontinued operations - financing activities	—	—		77		—	77

Impact of exchange rate fluctuations on cash	—	235		(619)		—	(384)
Net increase / (decrease) in cash and cash equivalents	10,089	2,586		(46,896)		—	(34,221)
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836		124,335		—	136,543
CASH AND CASH EQUIVALENTS, end of period	$19,461	$5,422		$77,439		$—	$102,322

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2012

	Parent Issuer	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net cash generated from / (used in) operating activities	$5,223	(31,744)		(1,149)		—	(27,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—		(31,327)		—	(31,327)
Disposal of property, plant and equipment	—	—		236		—	236
Intercompany investing payments	(321,212)	(303,558)		—		624,770	—
Intercompany investing receipts	319,669	259,487		—		(579,156)	—
Net cash used in investing activities	(1,543)	(44,071)		(31,091)		45,614	(31,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(290,135)	—		—		—	(290,135)
Debt transactions costs	(4,350)	—		(2,650)		—	(7,000)
Issuance of Senior Debt	135,949	—		92,941		—	228,890
Change in restricted cash	(20,972)	—		(10)		—	(20,982)
Proceeds from credit facilities	180,179	—		11,080		—	191,259
Payment of credit facilities and capital leases	(15,330)	—		(85,866)		—	(101,196)
Issuance of common stock	15,033	—		—		—	15,033
Equity issuance costs	(2,942)	—		—		—	(2,942)
Dividends paid to holders of noncontrolling interests	—	—		(308)		—	(308)
Intercompany financing receipts	—	321,212	—	303,558	—	(624,770)	—
Intercompany financing payments	—	(294,222)	—	(284,934)	—	579,156	—
Net cash (used in) / provided by financing activities	(2,568)	26,990		33,811		(45,614)	12,619

Net cash used in discontinued operations - operating activities	—	—		(1,122)		—	(1,122)
Net cash used in discontinued operations - investing activities	—	—		(1,335)		—	(1,335)
Net cash used in discontinued operations - financing activities	—	—		(723)		—	(723)

Impact of exchange rate fluctuations on cash	—	—		4,564		—	4,564
Net increase / (decrease) in cash and cash equivalents	1,112	(48,825)		2,955		—	(44,758)
CASH AND CASH EQUIVALENTS, beginning of period	8,260	51,661		121,380		—	181,301
CASH AND CASH EQUIVALENTS, end of period	$9,372	$2,836		$124,335		$—	$136,543

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in our Annual Report on Form 10-K is recorded, processed, summarized and reported within the specified time periods and is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the co-Chief Executive Officers and the Chief Financial Officer to allow timely decisions regarding required disclosure.
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2014, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.

Index

Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.
DELOITTE LLP
London, United Kingdom
March 12, 2015

Index

ITEM 9B.    OTHER INFORMATION
On March 10, 2015, Mr. Michael Del Nin, co-Chief Executive Officer of the Company has entered into an amendment to his Contract of Employment dated November 11, 2013, with CME Media Services Limited, the Company’s wholly owned subsidiary (“CME MS”) (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 15, 2013).
On March 10, 2015, Mr. Christoph Mainusch, co-Chief Executive Officer of the Company has entered into an amendment to his Contract of Employment dated November 11, 2013, with CM MS (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 15, 2013).
On March 10, 2015, Mr. David Sturgeon, Chief Financial Officer of the Company has entered into an amendment to his Amended and Restated Contract of Employment dated July 27, 2010, as amended, with CME MS (filed with the SEC as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).
On March 10, 2015, Mr. Daniel Penn, General Counsel of the Company has entered into an amendment to his Contract of Employment dated February 20, 2012, with CME MS (filed with the SEC as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2011).
Under the terms of the amendment to his contract, each of Michael Del Nin, Christoph Mainusch, Daniel Penn and David Sturgeon is entitled to terminate his employment contract with CME MS following material breaches thereunder by CME MS. Following such termination, each would be entitled to the same compensation he would receive in the event CME MS terminates his employment contract without cause.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2015 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2015 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	155,000	$29.88	(1)
Restricted stock units	1,367,234	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,522,234	$29.88	2,339,056

(1)
There were 2,339,056 shares available for issuance under CME’s Amended and Restated Stock Incentive Plan at December 31, 2014 after reflecting both stock options and restricted stock units in column (a).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2015 Annual General Meeting of Shareholders.

Index

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2015 Annual General Meeting of Shareholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2014 and 2013;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and

•	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedule (included at page S-1 of this Annual Report on Form 10-K).
(a)(3) The following exhibits are included in this report:

Index

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

3.07*
Certificate of Deposit of Memorandum of Increase of Share Capital executed by the Registrar of Companies on April 28, 2014 (incorporated by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

3.08*
Bye-Laws of Central European Media Enterprises Ltd., as amended and restated on April 14, 2014 (incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

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

4.03*
Indenture, dated May 2, 2014, between Central European Media Enterprises Ltd. (as Issuer), Central European Media Enterprises N.V., CME Media Enterprises B.V. (as Guarantors) and Deutsche Bank Trust Company Americas (as Trustee, Paying Agent, Transfer Agent and Registrar) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.04*
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

4.06*
Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 5, 2014).

4.07*
Private Unit Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.08*
Initial Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

Index

Exhibit Number	Description
4.09*	Form of Warrant for Unit Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.10*	Form of Note for the 15.0% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.11*
Registration Rights Agreement between the Company and Time Warner Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

4.12*
Registration Rights Agreement, by and among Ronald S. Lauder, RSL Capital LLC and Central European Media Enterprises Ltd., dated as of April 30, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2012).

4.13*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

4.14*
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

10.02*+	Form of Employee Stock Option (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.03*+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2012).

10.04*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.05*
Framework Agreement among CME Media Pro B.V. (formerly known as CME Production B.V.), CME Investments B.V. (formerly known as CME Romania B.V.), Alerria Management Company S.A. (formerly known as Media Pro Management S.A.), Metrodome B.V. (formerly known as Media Pro B.V.) and Adrian Sarbu, dated July 27, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.06*
Amendment to the Framework Agreement among CME Media Pro BV (formerly known as CME Production B.V.), CME Investments B.V. (formerly known as CME Romania B.V.), Alerria Management Company S.A. (formerly known as Media Pro Management S.A.), Metrodome B.V. (formerly known as Media Pro B.V.) and Adrian Sarbu, dated December 9, 2009 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.07*
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

10.09*
Pledge Agreement among Central European Media Enterprises Ltd., Central European Media Enterprises N.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.10*
Deed of Pledge of Shares among Central European Media Enterprises N.V., CME Media Enterprises B.V. and Deutsche Bank Trust Company Americas, dated February 18, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011).

10.11*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

Index

Exhibit Number	Description
10.12*
Letter Agreement, by and among Time Warner Media Holdings B.V., the Company, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Ronald S. Lauder, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.13*
Subscription Agreement, by and among Ronald S. Lauder, RSL Capital LLC and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.14*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.15*
Investor Rights Agreement among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Investment LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated May 18, 2009 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.16*
First Amendment to the Investor Rights Agreement, by and among the Company, Ronald S. Lauder, RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation and Time Warner Media Holdings B.V., dated as of April 30, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 30, 2012).

10.17*
Underwriting Agreement, dated as of May 2, 2013, by and between Central European Media Enterprises Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 8, 2013).

10.18*
Subscription Agreement, dated as of April 29, 2013, by and between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.19*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2013)

10.20*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed February 28, 2014).

10.21*
Standby Purchase Agreement, dated as of March 24, 2014, between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2014).

10.22*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.23*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Deutsche Bank Trust Company Americas (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Indenture (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.24*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.25*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Revolving Credit Facility (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.26*
Pledge Agreement on Shares in Central European Media Enterprises N.V., dated May 2, 2014, among Central European Media Enterprises Ltd. (as Pledgor), Time Warner Inc. (as Pledgee) and Central European Media Enterprises N.V. (as the Company), with respect to the Time Warner Term Loan Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

Index

Exhibit Number	Description
10.27*
Deed of Pledge of Shares (CME Media Enterprises B.V.), dated May 2, 2014, among Central European Media Enterprises N.V. (as Pledgor), Time Warner Inc. (as Pledgee) and CME Media Enterprises B.V. (as the Company), with respect to the Time Warner Term Loan Credit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

10.28*
Credit Agreement dated as of November 14, 2014 among Central European Media Enterprises Ltd., BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.29*
Commitment Letter dated as of November 14, 2014 between Central European Media Enterprises Ltd. and Time Warner Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.30*
Reimbursement Agreement dated as of November 14, 2014 between Central European Media Enterprises Ltd., as borrower, and Time Warner Inc., as guarantor (incorporated by reference to Exhibit 10.3 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.31*
Pledge Agreement on Shares in Central European Media Enterprises N.V. dated November 14, 2014 among Central European Media Enterprises Ltd., as pledgor, Time Warner Inc., as pledgee, and Central European Media Enterprises N.V. (incorporated by reference to Exhibit 10.5 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.32*
Deed of Pledge of Shares (CME Media Enterprises B.V.) dated November 14, 2014 among Central European Media Enterprises N.V., as pledgor, Time Warner Inc., as pledgee, and CME Media Enterprises B.V. (incorporated by reference to Exhibit 10.6 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.33*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.34*
Deed of Amendment dated 14 November 2014 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.35*
Amended and Restated Term Loan Facility Credit Agreement dated as of November 14, 2014 among Central European Media Enterprises Ltd., Time Warner Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.36*
Amended and Restated Revolving Loan Facility Credit Agreement dated as of November 14, 2014 among Central European Media Enterprises Ltd., Time Warner Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.37*+
Contract of Employment between CME Media Services Limited and Michael Del Nin, dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on November 15, 2013).

10.38+	Amendment to Contract of Employment between CME Media Services Limited and Michael Del Nin, dated March 10, 2015.

10.39*+
Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated November 11, 2013 (incorporated by reference to Exhibit 10.02 to the Company's Current Report in Form 8-K filed on November 15, 2013).

10.40+	Amendment to Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated March 10, 2015.

10.41*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.42*+
Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, dated June 5, 2014 (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.43+	Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, as amended, dated March 10, 2015.

Index

Exhibit Number	Description
10.44*+
Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2011).

10.45+	Amendment to Contract of Employment between CME Media Services Limited and Daniel Penn, dated March 10, 2015.

10.46*+
Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013 (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.47*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 21, 2013).

10.48*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.49*+
Separation Agreement between CME Media Services Limited and David Sach, dated October 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on October 17, 2013).

10.50*+
Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.51*+
Separation Agreement between CME Media Services Limited and Anthony Chhoy, dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on October 17, 2013).

12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of March 12, 2015.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

Index

Exhibit Number	Description
101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Date:	March 12, 2015	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	March 12, 2015
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	March 12, 2015
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	March 12, 2015
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	March 12, 2015
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	March 12, 2015
Paul T. Cappuccio

*	Director	March 12, 2015
Iris Knobloch

*	Director	March 12, 2015
Charles R. Frank

*	Director	March 12, 2015
Alfred W. Langer

*	Director	March 12, 2015
Bruce Maggin

*	Director	March 12, 2015
Parm Sandhu

Index

Signature	Title	Date

*	Director	March 12, 2015
Doug Shapiro

*	Director	March 12, 2015
Kelli Turner

*	Director	March 12, 2015
Gerhard Zeiler

*By:	/s/ David Sturgeon

David Sturgeon
Attorney-in-fact

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2011	$10,685	$88,923
Charged to costs and expenses	3,717	15,871
Charged to other accounts (1)	(2,416)	—
Foreign exchange	407	208
BALANCE December 31, 2012	12,393	105,002
Charged to costs and expenses	3,683	23,123
Charged to other accounts (1)	(1,802)	—
Foreign exchange	515	4,892
BALANCE December 31, 2013	14,789	133,017
Charged to costs and expenses	4,238	7,012
Charged to other accounts (1)	(6,303)	—
Foreign exchange	(1,989)	(15,767)
BALANCE December 31, 2014	$10,735	$124,262

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1