Form 10-Q
period 2015-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2015-04-29
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2015
Class A Common Stock, par value $0.08	135,381,285

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2015

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$53,289	$34,298
Accounts receivable, net (Note 7)	128,655	175,866
Program rights, net (Note 6)	98,753	99,358
Other current assets (Note 8)	39,154	35,481
Assets held for sale (Note 3)	16,145	29,866
Total current assets	335,996	374,869
Non-current assets
Property, plant and equipment, net (Note 9)	99,794	114,335
Program rights, net (Note 6)	174,300	207,264
Goodwill (Note 4)	607,847	681,398
Broadcast licenses and other intangible assets, net (Note 4)	160,027	183,378
Other non-current assets (Note 8)	56,931	58,116
Total non-current assets	1,098,899	1,244,491
Total assets	$1,434,895	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$167,973	$179,224
Current portion of long-term debt and other financing arrangements (Note 5)	255,569	252,859
Other current liabilities (Note 11)	24,572	7,812
Liabilities held for sale (Note 3)	6,035	10,632
Total current liabilities	454,149	450,527
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	592,546	621,240
Other non-current liabilities (Note 11)	64,586	46,485
Total non-current liabilities	657,132	667,725
Commitments and contingencies (Note 20)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2014 - 200,000) (Note 13)	228,067	223,926
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2014 – one)	—	—
135,381,285 shares of Class A Common Stock of $0.08 each (December 31, 2014 – 135,335,258)	10,831	10,827
Nil shares of Class B Common Stock of $0.08 each (December 31, 2014 – nil)	—	—
Additional paid-in capital	1,925,183	1,928,920
Accumulated deficit	(1,563,618)	(1,490,344)
Accumulated other comprehensive loss	(275,086)	(169,609)
Total CME Ltd. shareholders’ equity	97,310	279,794
Noncontrolling interests	(1,763)	(2,612)
Total equity	95,547	277,182
Total liabilities and equity	$1,434,895	$1,619,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net revenues	$126,133	$140,705
Operating expenses:
Content costs	71,290	86,821
Other operating costs	17,038	21,471
Depreciation of property, plant and equipment	7,001	8,060
Amortization of broadcast licenses and other intangibles	3,499	3,227
Cost of revenues	98,828	119,579
Selling, general and administrative expenses	43,901	30,480
Restructuring costs (Note 15)	643	5,328
Operating loss	(17,239)	(14,682)
Interest income	112	81
Interest expense (Note 16)	(40,118)	(27,880)
Foreign currency exchange loss, net	(11,489)	(630)
Change in fair value of derivatives (Note 12)	(1,010)	(50)
Other (expense) / income, net	(354)	35
Loss before tax	(70,098)	(43,126)
(Provision) / credit for income taxes	(145)	2,126
Loss from continuing operations	(70,243)	(41,000)
Loss from discontinued operations, net of tax (Note 3)	(3,288)	(7,633)
Net loss	(73,531)	(48,633)
Net loss attributable to noncontrolling interests	257	717
Net loss attributable to CME Ltd.	$(73,274)	$(47,916)

Net loss	$(73,531)	$(48,633)
Other comprehensive (loss) / income:
Currency translation adjustment	(103,764)	1,372
Unrealized loss on derivative instruments (Note 12)	(607)	—
Total other comprehensive (loss) / income	(104,371)	1,372
Comprehensive loss	(177,902)	(47,261)
Comprehensive (income) / loss attributable to noncontrolling interests	(849)	720
Comprehensive loss attributable to CME Ltd.	$(178,751)	$(46,541)

PER SHARE DATA (Note 18):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.51)	$(0.30)
Continuing operations attributable to CME Ltd. - Diluted	(0.51)	(0.30)
Discontinued operations attributable to CME Ltd. - Basic	(0.02)	(0.05)
Discontinued operations attributable to CME Ltd. - Diluted	(0.02)	(0.05)
Net loss attributable to CME Ltd. – Basic	(0.53)	(0.35)
Net loss attributable to CME Ltd. – Diluted	(0.53)	(0.35)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,606	146,374
Diluted	146,606	146,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	408	—	—	—	408
Share issuance, stock-based compensation	—	—	46,027	4	—	—	(4)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(4,141)	—	—	—	(4,141)
Net loss	—	—	—	—	—	—	—	(73,274)	—	(257)	(73,531)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(607)	—	(607)
Currency translation adjustment	—	—	—	—	—	—	—	—	(104,870)	1,106	(103,764)
BALANCE March 31, 2015	1	$—	135,381,285	$10,831	—	$—	$1,925,183	$(1,563,618)	$(275,086)	$(1,763)	$95,547

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	251	—	—	—	251
Share issuance, stock-based compensation	—	—	289,425	23	—	—	(23)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(3,844)	—	—	—	(3,844)
Net loss	—	—	—	—	—	—	—	(47,916)	—	(717)	(48,633)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,375	(3)	1,372
BALANCE March 31, 2014	1	$—	135,126,867	$10,810	—	$—	$1,700,450	$(1,310,832)	$(10,454)	$173	$390,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,531)	$(48,633)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	3,288	7,633
Amortization of program rights	70,279	84,439
Depreciation and other amortization	23,000	17,483
Interest paid in kind	548	—
Loss / (gain) on disposal of fixed assets	140	(59)
Stock-based compensation (Note 17)	408	251
Change in fair value of derivatives (Note 12)	1,010	50
Foreign currency exchange loss / (gain), net	3,592	(186)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	31,362	23,529
Accounts payable and accrued liabilities	(15,017)	(10,741)
Program rights	(82,905)	(78,689)
Other assets	920	2,599
Accrued interest	25,619	(272)
Income taxes payable	(282)	(158)
Deferred revenue	18,411	19,181
Deferred taxes	(249)	(2,456)
VAT and other taxes payable	24,162	3,775
Net cash generated from continuing operating activities	$30,755	$17,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(7,481)	$(8,967)
Disposal of property, plant and equipment	52	66
Net cash used in continuing investing activities	$(7,429)	$(8,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	$(606)	$(889)
Payment of credit facilities and capital leases	(245)	(233)
Dividends paid to holders of noncontrolling interests	—	(46)
Net cash used in continuing financing activities	$(851)	$(1,168)

Net cash (used in) / provided by discontinued operations - operating activities	(710)	204
Net cash provided by / (used in) discontinued operations - investing activities	865	(29)
Net cash used in discontinued operations - financing activities	(41)	(516)

Impact of exchange rate fluctuations on cash and cash equivalents	(3,598)	112
Net increase in cash and cash equivalents	$18,991	$7,448
CASH AND CASH EQUIVALENTS, beginning of period	34,298	102,322
CASH AND CASH EQUIVALENTS, end of period	$53,289	$109,770

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$4,141	$3,844
Interest paid in kind	548	—
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 12, 2015. Our significant accounting policies have not changed since December 31, 2014, except as noted below.
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
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Our 2015 Convertible Notes mature on November 15, 2015. We have entered into a commitment letter (the "2015 Refinancing Commitment Letter") with Time Warner Inc. ("Time Warner") pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future; however, funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. While we believe that we will be able to complete the transaction, if the financing arrangements set forth in the 2015 Refinancing Commitment Letter are not completed and we are unable to secure additional financing, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2015, we adopted guidance issued by the Financial Accounting Standards Board (the "FASB") in April 2014, which changed the requirements for reporting discontinued operations. Subsequent to January 1, 2015 the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results. In accordance with the adopted guidance, our operations classified as discontinued operations or held for sale prior to January 1, 2015, will continue to be accounted for under previous guidance.
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted to propose to defer the effective date of the new revenue recognition guidance by one year, which would extend the effective date to our fiscal year beginning January 1, 2018, pending the issuance of an Accounting Standards Update. The Company is currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
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
In April 2015, the FASB issued guidance which is intended to simplify the balance sheet presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that liability. The guidance is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. When we adopt this guidance, our presentation of debt issuance costs in our condensed consolidated balance sheets will be affected, with no impact to our condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued operations and assets held for sale prior to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the fourth quarter of 2013, we announced our intention to focus on our core television broadcast operations and commenced a process to divest certain non-core businesses. During 2014, we sold Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit; and Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in those countries, both of which were components of our Romania reporting unit. Additionally, we classified our Romanian studios, cinema, music, radio and remaining distribution businesses as held for sale in our consolidated balance sheets and as discontinued operations in our consolidated statements of operations and comprehensive income and consolidated statements of cash flows. During the first quarter of 2015, we sold our remaining distribution business in Romania. These impacts have been retroactively applied to all periods presented.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Assets held for sale
Cash and cash equivalents	$1,099	$1,742
Accounts receivable, net	1,221	3,232
Program rights	174	10,347
Property, plant and equipment	10,053	6,999
Other assets	3,598	7,546
Total assets held for sale	$16,145	$29,866

Liabilities held for sale
Accounts payable and accrued liabilities	$3,082	$6,893
Other liabilities	2,953	3,739
Total liabilities held for sale	$6,035	$10,632
Loss from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Net revenues	$2,485	$12,345

Loss from discontinued operations before income taxes	(506)	(38)
Provision for income taxes	(47)	(9)
Loss from discontinued operations, net of taxes, before loss on sale	(553)	(47)
Loss on sale of divested businesses, net of taxes (1)	(2,735)	(7,586)
Loss from discontinued operations, net of taxes	$(3,288)	$(7,633)

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

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2015 and December 31, 2014 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Foreign currency	(3,552)	(65)	(55,203)	(8,688)	(6,043)	—	(73,551)
Balance, March 31, 2015	27,303	546	457,892	75,061	47,045	—	607,847
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, March 31, 2015	$171,942	$11,000	$745,437	$86,089	$47,045	$19,400	$1,080,913

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite lived:
Trademarks	$82,331	$—	$82,331	$98,250	$—	$98,250
Amortized:
Broadcast licenses	186,552	(119,075)	67,477	209,279	(131,750)	77,529
Trademarks	5,473	(1,245)	4,228	—	—	—
Customer relationships	52,500	(46,877)	5,623	59,011	(51,858)	7,153
Other	3,538	(3,170)	368	3,877	(3,431)	446
Total	$330,394	$(170,367)	$160,027	$370,417	$(187,039)	$183,378
Our broadcast licenses comprise our license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license, which is 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. As at January 1, 2015, we determined that certain of our trademarks in our Romania segment were no longer indefinite-lived and have begun amortizing them as defensive intangible assets over their remaining useful life of 18 months. All other trademarks have an indefinite life.
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2015	December 31, 2014
Senior debt	$841,918	$867,367
Other credit facilities and capital leases	6,197	6,732
Total long-term debt and other financing arrangements	848,115	874,099
Less: current maturities	(255,569)	(252,859)
Total non-current long-term debt and other financing arrangements	$592,546	$621,240
Overview
Total senior debt and credit facilities comprised the following at March 31, 2015:

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(6,659)	$254,375	$11,907
2017 PIK Notes (1)	434,834	(163,669)	271,165	178,626
2017 Term Loan (2) (3)	33,051	(12,055)	20,996	13,199
2017 Revolving Credit Facility (3)	25,548	—	25,548	50,596
2017 Euro Term Loan	269,834	—	269,834	—
	1,024,301	(182,383)	841,918
Other credit facilities (4)	2,997	(255)	2,742	—
Total senior debt and credit facilities	$1,027,298	$(182,638)	$844,660

(1)
The principal amount presented represents the original principal amount of US$ 400.0 million plus interest paid in kind by adding such amount to the original principal amount. The equity component above represents the fair value ascribed to the Unit Warrants (as described in Note 14, "Equity"). The fair value of the equity component is accounted for as a discount on the 2017 PIK Notes and is being amortized over the life of the 2017 PIK Notes using the effective interest method.

(2)	The principal amount presented represents the original principal amount of US$ 30.0 million plus interest paid in kind by adding such amount to the original principal amount.
(3) The equity components of the 2017 Term Loan and 2017 Revolving Credit Facility represent the fair value ascribed to the Initial Warrants (as described in Note 14, "Equity") issued in consideration for these facilities based on their relative borrowing capacities. The fair value is accounted for as a discount on the 2017 Term Loan, which is being amortized over the life of the 2017 Term Loan using the effective interest method; and as debt issuance costs for the 2017 Revolving Credit Facility, which is being amortized on a straight-line basis over the life of the 2017 Revolving Credit Facility.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

(4)
The unamortized discount on our Other credit facilities represents the fair value adjustment recorded on issuance of the CNC loans (as defined and further described in item (c) under the heading 'Other Credit Facilities and Capital Lease Obligations' below).

Senior Debt
Our senior debt comprised the following at March 31, 2015 and December 31, 2014:

	Carrying Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
2015 Convertible Notes	$254,375	$251,669	$262,885	$260,922
2017 PIK Notes	271,165	265,629	497,058	476,957
2017 Term Loan	20,996	20,573	37,376	35,923
2017 Revolving Credit Facility	25,548	25,000	25,128	25,000
2017 Euro Term Loan	269,834	304,496	269,834	304,496
	$841,918	$867,367	$1,092,281	$1,103,298
Convertible Notes
2015 Convertible Notes
As at March 31, 2015, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”) outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015. We intend to repay the 2015 Convertible Notes with the proceeds from a replacement facility arranged with the assistance of or provided by Time Warner pursuant to the 2015 Refinancing Commitment Letter. The 2015 Refinancing Commitment Letter contains customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes).
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at March 31, 2015 of US$ 262.9 million (December 31, 2014: US$ 260.9 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at March 31, 2015, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2014	$261,034	$(9,365)	$251,669	$11,907
Amortization of debt issuance discount	—	2,706	2,706	—
BALANCE March 31, 2015	$261,034	$(6,659)	$254,375	$11,907
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2017 PIK Notes
As at March 31, 2015, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 434.8 million. Interest is payable semi-annually in arrears on each June 1 and December 1, which the Company must pay in kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in kind. The 2017 PIK Notes mature on December 1, 2017. The fair value of the 2017 PIK Notes as at March 31, 2015 of US$ 497.1 million was calculated using comparable instruments that trade in active markets and, where available, actual trade history of the 2017 PIK Notes in a market that is not active. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
In the event that (A) there is a change in control by which (i) any party other than certain of our present shareholders becomes the beneficial owner of more than 35% of our total voting power; (ii) we agree to sell substantially all of our operating assets; (iii) there is a specified change in the composition of a majority of our Board of Directors; or (iv) the adoption by our shareholders of a plan to liquidate; and (B) on the 60th day following any such change of control the rating of the 2017 PIK Notes is either withdrawn or downgraded from the rating in effect prior to the announcement of such change of control, we can be required to repurchase the 2017 Fixed Rate Notes at a purchase price in cash equal to 101% of the principal amount of the 2017 PIK Notes plus accrued and unpaid interest to the date of purchase.
The 2017 PIK Notes are redeemable at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at March 31, 2015.
2017 Term Loan
As at March 31, 2015, the principal amount outstanding of the 15.0% term loan facility due 2017 (the "2017 Term Loan") was US$ 33.1 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount, plus interest for which we paid in kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in kind. The Company has elected to pay interest in kind since the initial drawdown. The 2017 Term Loan matures on December 1, 2017. The fair value of the 2017 Term Loan as at March 31, 2015 of US$ 37.4 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at March 31, 2015.
2017 Revolving Credit Facility
As at March 31, 2015, we had a balance of US$ 25.5 million outstanding under a US$ 115.0 million revolving credit facility (the “2017 Revolving Credit Facility”), including interest for which we made an election to pay in kind. As at March 31, 2015, there was US$ 90.0 million available to be drawn under the 2017 Revolving Credit Facility. The 2017 Revolving Credit Facility matures on December 1, 2017.
The 2017 Revolving Credit Facility, as amended on November 14, 2014, bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii)1.0%, plus, in each case, 9.0%, which the Company may pay in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2017 Revolving Credit Facility. As at March 31, 2015, the weighted average interest rate on drawings outstanding under the 2017 Revolving Credit Facility was 10.0%. The fair value of the 2017 Revolving Credit Facility as at March 31, 2015 of US$ 25.1 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default are substantially the same as under the 2017 Term Loan.
Amounts outstanding under the 2017 Revolving Credit Facility are immediately due and payable on the repayments in full of the 2017 PIK Notes and 2017 Term Loan. The 2017 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2017 Euro Term Loan
As at March 31, 2015, the principal amount of our floating rate senior unsecured term credit facility (the "2017 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 269.8 million). The 2017 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each March 12, June 12, September 12 and December 12, commencing on March 12, 2015. As at March 31, 2015, the weighted average interest rate on amounts outstanding under the 2017 Euro Term Loan was 1.53%. The 2017 Euro Term Loan matures on November 1, 2017. The fair value of the 2017 Euro Term Loan as at March 31, 2015 approximates its carrying value. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 Euro Term Loan is a senior unsecured obligation of CME, and is unconditionally guaranteed by Time Warner and certain of its subsidiaries. In connection with this guarantee, we entered into a reimbursement agreement (the “Reimbursement Agreement") with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Further, the Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. As consideration for the guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME under the 2017 Euro Term Loan (the “Guarantee Fee Rate”). The guarantee fee is payable semi-annually in arrears on each May 1 and November 1, which CME may pay in cash or in kind. Unpaid amounts of the guarantee fee will bear interest per annum at the Guarantee Fee Rate from the date the 2017 Euro Term Loan is drawn and be payable semi-annually in arrears on each May 1 and November 1, which CME may pay in cash or in kind. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2017 Term Loan and the 2017 Revolving Credit Facility.
The 2017 Euro Term Loan may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. Additionally, Time Warner has the right to purchase any amount outstanding under the 2017 Euro Term Loan following an event of default under the 2017 Euro Term Loan or the Reimbursement Agreement.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2017 Euro Term Loan, and as such are not required to be accounted for separately.
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at March 31, 2015 and December 31, 2014:

		March 31, 2015	December 31, 2014
Credit facilities	(a) – (c)	$2,742	$3,100
Capital leases		3,455	3,632
Total credit facilities and capital leases		6,197	6,732
Less: current maturities		(1,194)	(1,190)
Total non-current credit facilities and capital leases		$5,003	$5,542

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2015, we had deposits of US$ 18.6 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2014, we had deposits of US$ 10.5 million in and no drawings on the BMG cash pool.

(b)
As at March 31, 2015 and December 31, 2014, there were no drawings outstanding under a CZK 860.0 million (approximately US$ 33.6 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 860.0 million (approximately US$ 33.6 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that receivables are factored and outstanding.

(c)
At March 31, 2015, our operations in Romania had an aggregate principal amount of RON 12.3 million (approximately US$ 3.0 million) (December 31, 2014, RON 12.5 million, approximately US$ 3.0 million based on March 31, 2015 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At March 31, 2015, we had 15 loans outstanding with the CNC with maturity dates ranging from 2017 to 2024. The carrying amounts at March 31, 2015 and December 31, 2014 are net of a fair value adjustment of US$ 0.3 million and US$ 0.3 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At March 31, 2015, the maturity of our senior debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2015 (1)	$261,034
2016	—
2017 (2)	763,058
2018	412
2019	829
2020 and thereafter	1,965
Total senior debt and credit facilities	1,027,298
Net discount	(182,638)
Carrying amount of senior debt and credit facilities	$844,660

(1)
Amount includes the outstanding principal amount of the 2015 Convertible Notes due November 15, 2015. As noted above, we have entered into the 2015 Refinancing Commitment Letter to refinance the 2015 Convertible Notes at or immediately prior to their maturity with a new facility which will mature in 2019.

(2)
Includes amounts outstanding under the 2017 Revolving Credit Facility assumed to be repaid at maturity on December 1, 2017, although actual repayment may occur sooner based on cash amounts available and expected cash requirements.

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2015:

2015	$890
2016	962
2017	843
2018	577
2019	328
2020 and thereafter	73
Total undiscounted payments	3,673
Less: amount representing interest	(218)
Present value of net minimum lease payments	$3,455

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Program rights:
Acquired program rights, net of amortization	$193,398	$217,183
Less: current portion of acquired program rights	(98,753)	(99,358)
Total non-current acquired program rights	94,645	117,825
Produced program rights – Feature Films:
Released, net of amortization	3,757	4,553
Completed and not released	—	558
Produced program rights – Television Programs:
Released, net of amortization	57,109	60,691
Completed and not released	3,909	7,370
In production	14,379	15,786
Development and pre-production	501	481
Total produced program rights	79,655	89,439
Total non-current acquired program rights and produced program rights	$174,300	$207,264
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unrelated customers	$138,039	$186,404
Less: allowance for bad debts and credit notes	(9,465)	(10,692)
Related parties	147	197
Less: allowance for bad debts and credit notes	(66)	(43)
Total accounts receivable	$128,655	$175,866
At March 31, 2015, there were CZK 299.0 million (approximately US$ 11.7 million) (December 31, 2014: CZK 509.3 million, approximately US$ 19.9 million based on March 31, 2015 rates) of receivables subject to the factoring framework agreement (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Current:
Prepaid acquired programming	$19,953	$19,162
Other prepaid expenses	6,358	5,627
Deferred tax	7,443	8,127
VAT recoverable	3,191	835
Income taxes recoverable	194	135
Other	2,015	1,595
Total other current assets	$39,154	$35,481

	March 31, 2015	December 31, 2014
Non-current:
Capitalized debt costs	$51,704	$55,472
Deferred tax	342	456
Other	4,885	2,188
Total other non-current assets	$56,931	$58,116
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Land and buildings	$91,428	$103,248
Machinery, fixtures and equipment	150,157	172,929
Other equipment	31,891	36,516
Software licenses	51,500	56,176
Construction in progress	3,260	3,325
Total cost	328,236	372,194
Less: Accumulated depreciation	(228,442)	(257,859)
Total net book value	$99,794	$114,335

Assets held under capital leases (included in the above)
Land and buildings	$3,760	$4,243
Machinery, fixtures and equipment	3,399	3,325
Total cost	7,159	7,568
Less: Accumulated depreciation	(2,666)	(2,760)
Total net book value	$4,493	$4,808

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2015 and 2014 is comprised of:

	For the Three Months Ended March 31,
	2015	2014
Opening balance	$114,335	$142,907
Additions	4,982	4,388
Disposals	(192)	(7)
Depreciation	(7,001)	(8,060)
Foreign currency movements	(12,330)	122
Ending balance	$99,794	$139,350
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$39,542	$55,564
Related party accounts payable	175	43
Programming liabilities	41,731	42,828
Related party programming liabilities	13,320	24,980
Duties and other taxes payable	47,091	23,341
Accrued staff costs	12,703	21,168
Accrued interest payable	5,187	1,958
Related party accrued interest payable	1,399	173
Income taxes payable	208	460
Accrued legal contingencies and professional fees	2,220	3,004
Authors’ rights	3,272	4,434
Other accrued liabilities	1,125	1,271
Total accounts payable and accrued liabilities	$167,973	$179,224
Duties and other taxes payable includes accruals for charges related to the ongoing tax audits of certain subsidiaries in Romania in the fourth quarter of 2014 and the first quarter of 2015 (see Note 20, "Commitments and Contingencies").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Current:
Deferred revenue	$21,754	$4,938
Deferred tax	249	279
Restructuring provision (Note 15)	1,219	1,558
Legal provision	963	995
Other	387	42
Total other current liabilities	$24,572	$7,812

	March 31, 2015	December 31, 2014
Non-current:
Deferred tax	$24,278	$27,370
Programming liabilities	1,077	1,699
Related party programming liabilities	—	316
Related party commitment fee payable (1)	9,136	9,136
Related party guarantee fee payable (2)	5,958	1,163
Accrued interest (3)	3,384	846
Related party accrued interest (3)	18,358	4,589
Other	2,395	1,366
Total other non-current liabilities	$64,586	$46,485

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

(2)
Represents the fee payable to Time Warner for Time Warner's guarantee of the 2017 Euro Term Loan. The guarantee fee is calculated as 8.5% less the interest rate per annum payable under the 2017 Euro Term Loan (fixed pursuant to the interest rate hedges entered into) (the "Guarantee Fee Rate") multiplied by the average outstanding principal of the 2017 Euro Term Loan. The guarantee fee is payable, in cash or in kind on a semi-annual basis in arrears on each May 1 and November 1. If the guarantee fee is paid in kind, the accrued balance will bear interest at the Guarantee Fee Rate and will be payable, in cash or in kind, in arrears on each May 1 and November 1.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Hedging Activities
Cash Flow Hedges of Interest Rate Risk
During 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2017 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the three months ended March 31, 2015, we did not recognize any charges related to hedge ineffectiveness.
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2014	$(581)
Loss on interest rate swaps	(700)
Reclassified to interest expense	93
BALANCE March 31, 2015	$(1,188)
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Currency forward contracts	$(1,010)	$(50)
Foreign Currency Risk
On March 11, 2015, we entered into a number of forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 76.9 million, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements expected to be made during 2015. As at March 31, 2015, we had forward foreign exchange contracts with aggregate notional amounts of US$ 64.4 million outstanding.
These forward foreign exchange contracts are considered economic hedges, but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded in the condensed consolidated statements of operations and comprehensive income and in the condensed consolidated balance sheet in other current liabilities. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at March 31, 2015 and December 31, 2014. As at March 31, 2015 and December 31, 2014, the carrying value of the Series B Preferred Shares was US$ 228.1 million and US$ 223.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor").
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including June 25, 2013, the date of issuance, to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2015, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three months ended March 31, 2015 and 2014, we recognized accretion on the Series B Preferred Shares of US$ 4.1 million and US$ 3.8 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized at March 31, 2015 and December 31, 2014.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2015 and December 31, 2014. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2015 and December 31, 2014 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2015 and December 31, 2014. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135,381,285 and 135,335,258 shares of Class A common stock outstanding at March 31, 2015 and December 31, 2014, respectively, and no shares of Class B common stock outstanding at March 31, 2015 and December 31, 2014.
As at March 31, 2015, TW Investor owns 45.4% of the outstanding shares of Class A common stock and has a 49.5% voting interest in the Company due to its ownership of the Series A Preferred Share.
Common Stock Warrants
As at March 31, 2015, warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from May 2, 2016 to May 2, 2018, were outstanding. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise such warrants prior to May 2, 2016, at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act).
We utilized a Black-Scholes valuation model to determine the fair value of each warrant.The Black-Scholes valuation model uses subjective assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Changes in these assumptions could materially affect the estimated fair value. The Company determined the volatility assumption for these stock options using historical volatilities data from its traded Class A common stock. The expected term was estimated based on management's expectation of future exercises. The risk-free rate assumed in valuing the warrants was based on the U.S. Treasury yield curve at the grant date based on the expected term. The Company assumed a dividend rate of zero based on historical experience and expected dividends to be issued over the expected term. This measurement of estimated fair value uses Level 3 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The warrants are classified in additional paid-in capital, a component of equity and are not subject to subsequent revaluation. The fair value of the warrants issued in a rights offering conducted by the Company in 2014 (the "Unit Warrants") is accounted for as a discount to the 2017 PIK Notes. The fair value of the warrants issued to Time Warner in certain related financing transactions (the "Initial Warrants") is accounted for as a discount on the 2017 Term Loan and as debt issuance costs for the 2017 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").
As at March 31, 2015, warrants to purchase up to 850,000 shares of Class A common stock for a six-year period terminating December 2015 at a price of US$ 21.75 per share were also outstanding.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

15.    RESTRUCTURING COSTS
2014 Initiatives
During 2014, we undertook restructuring actions to optimize our cost base across a number of country operations (the "2014 Initiatives"). Actions under the 2014 Initiatives were completed as at December 31, 2014 and payments are expected to be substantially completed by December 31, 2015.
2015 Initiatives
During the first quarter of 2015, we continued to take restructuring actions to optimize our costs based across a number of departments (the "2015 Initiatives"). These actions were not contemplated under the 2014 Initiatives. We expect actions under the 2015 Initiatives to be completed by the end of 2015.
Information relating to restructuring by type of cost is as follows:

	2014 Initiatives			2015 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2014	$1,385	$173	$1,558	$—	$—	$—	$1,558
Costs incurred	—	—	—	826	—	826	826
Cash paid	(764)	(46)	(810)	(112)	—	(112)	(922)
Accrual reversal	(183)	—	(183)	—	—	—	(183)
Foreign currency movements	(21)	(6)	(27)	(33)	—	(33)	(60)
BALANCE March 31, 2015	$417	$121	$538	$681	$—	$681	$1,219
A summary of restructuring charges for the three months ended March 31, 2015 and 2014, by operating segment is as follows:

	For the Three Months Ended March 31,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$—	$—	$—	$—	$3,317	$42	$—	$3,359
Czech Republic	—	—	—	—	440	—	—	440
Romania	826	—	(183)	643	1,709	—	—	1,709
Slovak Republic	—	—	—	—	361	19	(560)	(180)
Total restructuring costs	$826	$—	$(183)	$643	$5,827	$61	$(560)	$5,328
16.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Interest on Senior Debt	$22,513	$21,538
Interest on capital leases and other financing arrangements	5,105	146
	27,618	21,684

Amortization of capitalized debt issuance costs	3,837	4,244
Amortization of debt issuance discount and premium, net	8,663	1,952
	12,500	6,196
Total interest expense	$40,118	$27,880
We paid cash interest of US$ 1.3 million and US$ 22.1 million during the three months ended March 31, 2015 and 2014, respectively.

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
The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$408	$251
Stock Options
A summary of option activity for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	155,000	$29.88	0.92	$—
Forfeited	(20,000)	23.12
Outstanding at March 31, 2015	135,000	$30.89	0.67	$—
Vested	135,000	30.89	0.67	—
Exercisable at March 31, 2015	135,000	$30.89	0.67	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of March 31, 2015 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2015. This amount changes based on the fair value of our Class A common stock. As at March 31, 2015, there was no unrecognized compensation expense related to stock options.
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
The following table summarizes information about unvested RSUs as at March 31, 2015:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,367,234	$3.06
Granted RSUs	1,198,520	2.67
Vested	(35,630)	4.21
Unvested at March 31, 2015	2,530,124	$2.86
As at March 31, 2015, the intrinsic value of unvested RSUs was US$ 4.2 million. Total unrecognized compensation expense related to unvested RSUs as at March 31, 2015 was US$ 3.4 million and is expected to be recognized over a weighted-average period of 3.2 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2015	2014
Loss from continuing operations	$(70,243)	$(41,000)
Net loss attributable to noncontrolling interests	257	717
Less: preferred dividend paid in kind	(4,141)	(3,844)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(74,127)	(44,127)
Loss from discontinued operations, net of tax (Note 3)	(3,288)	(7,633)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(77,415)	$(51,760)

Effect of dilutive securities
Preferred dividend paid in kind	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(77,415)	$(51,760)

Weighted average outstanding shares of common stock - basic (1)	146,606	146,374
Dilutive effect of employee stock options and RSUs	—	—
Weighted average outstanding shares of common stock - diluted	146,606	146,374

Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.51)	$(0.30)
Continuing operations attributable to CME Ltd. - Diluted	(0.51)	(0.30)
Discontinued operations attributable to CME Ltd. - Basic	(0.02)	(0.05)
Discontinued operations attributable to CME Ltd. - Diluted	(0.02)	(0.05)
Net loss attributable to CME Ltd. – Basic	(0.53)	(0.35)
Net loss attributable to CME Ltd. – Diluted	(0.53)	(0.35)

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

At March 31, 2015, 1,269,290 (December 31, 2014: 1,324,920) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under the 2015 Convertible Notes may also become dilutive in the future, although they were antidilutive to net income at March 31, 2015. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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
Our segments generate revenues primarily from the sale of advertising and sponsorship on our channels. This is supplemented by revenues from cable and satellite television service providers to carry our channels on their platforms and from revenues through the sale of distribution rights to third parties. Intersegment revenues and profits have been eliminated in consolidation.
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
Our key performance measure of the efficiency of our segments is OIBDA margin. OIBDA margin is the ratio of OIBDA to net revenues. We believe OIBDA is useful to investors because it provides a more meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations. OIBDA is also used as a component in determining management bonuses. OIBDA may not be comparable to similar measures reported by other companies.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2015 and 2014 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at March 31, 2015 and December 31, 2014 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2015	2014
Bulgaria	$16,784	$19,276
Croatia	11,993	13,497
Czech Republic	34,965	39,033
Romania	33,522	36,857
Slovak Republic	17,538	18,146
Slovenia	11,480	14,261
Intersegment revenues(1)	(149)	(365)
Total net revenues	$126,133	$140,705

(1)	Reflects revenues earned from the sale of content to other country segments in CME. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended March 31,
	2015	2014
Bulgaria	$2,198	$(2,746)
Croatia	1,862	671
Czech Republic	10,091	2,713
Romania	3,361	4,326
Slovak Republic	(145)	(3,162)
Slovenia	360	515
Elimination	(50)	385
Total operating segments	17,677	2,702
Corporate	(6,229)	(6,097)
Total OIBDA	$11,448	$(3,395)

Reconciliation to condensed consolidated statements of operations and comprehensive income:	For the Three Months Ended March 31,
	2015	2014
Total OIBDA	$11,448	$(3,395)
Depreciation of property, plant and equipment	(7,001)	(8,060)
Amortization of broadcast licenses and other intangibles	(3,499)	(3,227)
Other items (1)	(18,187)	—
Operating loss	(17,239)	(14,682)
Interest income	112	81
Interest expense (Note 16)	(40,118)	(27,880)
Foreign currency exchange loss, net	(11,489)	(630)
Change in fair value of derivatives (Note 12)	(1,010)	(50)
Other (expense) / income, net	(354)	35
Loss before tax	$(70,098)	$(43,126)

(1)	Other items for the three months ended March 31, 2015 consists solely of a charge related to the ongoing tax audit of Pro TV in Romania (see Note 20, "Commitments and Contingencies").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total assets(1):	March 31, 2015	December 31, 2014
Bulgaria	$122,900	$141,055
Croatia	52,866	58,000
Czech Republic	712,574	803,361
Romania	259,959	297,256
Slovak Republic	117,550	134,544
Slovenia	72,886	78,403
Total operating segments	1,338,735	1,512,619
Corporate	80,015	76,875
Assets held for sale	16,145	29,866
Total assets	$1,434,895	$1,619,360

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended March 31,
	2015	2014
Bulgaria	$699	$523
Croatia	528	465
Czech Republic	2,496	4,622
Romania	720	815
Slovak Republic	1,146	793
Slovenia	934	784
Total operating segments	6,523	8,002
Corporate	958	965
Total capital expenditures	$7,481	$8,967

Long-lived assets(1):	March 31, 2015	December 31, 2014
Bulgaria	$4,271	$4,187
Croatia	4,558	5,579
Czech Republic	36,037	40,940
Romania	19,253	22,110
Slovak Republic	15,377	17,374
Slovenia	14,013	16,647
Total operating segments	93,509	106,837
Corporate	6,285	7,498
Total long-lived assets	$99,794	$114,335

(1)	Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended March 31,
	2015	2014
Television advertising	$101,615	$113,490
Carriage fees and subscriptions	18,778	19,826
Other	5,740	7,389
Total net revenues	$126,133	$140,705

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2015, we had total commitments of US$ $170.4 million (December 31, 2014: US$ 177.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2015	$44,534	$18,179	$2,473	$5,109
2016	61,390	9,836	1,929	63
2017	34,960	3,725	1,190	—
2018	23,734	3,108	809	—
2019	5,532	10,368	723	—
2020 and thereafter	213	367	1,151	—
Total	$170,363	$45,583	$8,275	$5,172
b) Factoring of Trade Receivables
CET 21 has a CZK 860.0 million (approximately US$ 33.6 million) factoring framework agreement with FCS subject to which certain receivables may be factored on a recourse or non-recourse basis. As at March 31, 2015, there were CZK 299.0 million (approximately US$ 11.7 million) (December 31, 2014: CZK 509.3 million, approximately US$ 19.9 million at March 31, 2015 rates) of receivables subject to the factoring framework agreement.
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
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014, the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA is appealing this decision.
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
c) Romanian Tax Audits
Certain of our subsidiaries in Romania are currently being audited by the Romanian tax authorities. The audit of Pro TV covers the years 2009 to 2013. The audits of MPS and MPE cover the years 2010 to 2013 and 2009 to 2013, respectively, and are currently suspended in connection with investigations being conducted by the Romanian authorities there. (See Part II, Item 1, “MPS and MPE Investigations”.) These audits are focused on a range of matters, including corporate income taxes, payroll tax liabilities and value added tax (“VAT”).
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

We believe that upon completion of these audits the Romanian tax authorities will assess certain payroll taxes, penalties and interest related to the foregoing. Accordingly, we provided US$ 12.0 million in the fourth quarter of 2014 in respect of certain individuals retained directly by Pro TV, MPS and MPE and an additional US$ 18.2 million in the first quarter of 2015 that relates to freelance staff engaged by Pro TV through the third party services company. It is likely that additional amounts, which may be material, in respect of additional payroll tax liabilities and non-deductible VAT, plus related interest and penalties, will be levied by the Romanian tax authorities upon completion of these audits.
The Pro TV audit is ongoing although it is likely that the authorities will complete this audit during the second quarter of 2015; we do not know how long the suspension of the audits of MPS and MPE will continue. Therefore, at the present time we are unable to determine when the tax authorities will complete their audits or what assessments may be issued, or estimate what the amount of such assessments may be.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.5% voting interest in CME Ltd. as at March 31, 2015, as material related party transactions.
Time Warner

	For the Three Months Ended March 31,
	2015	2014
Purchases of programming	$2,299	$5,799
Sales	22	4
Interest expense	29,166	—

	March 31, 2015	December 31, 2014
Programming liabilities	$13,320	$24,980
Other accounts payable and accrued liabilities	27	150
Accounts receivable, gross	147	197
Long-term debt and other financing arrangements (1)	275,506	269,862
Accrued interest payable (2)	19,757	4,763
Other non-current liabilities (3)	15,094	10,299

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts outstanding on the 2017 Term Loan and 2017 Revolving Credit Facility, less respective issuance discounts, including interest for which we made an election to pay in kind.

(2)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner, which is payable in kind in arrears until November 15, 2015, and on the outstanding balance of the 2017 Term Loan and the 2017 Revolving Credit Facility.

(3)
Amount represents the commitment fee payable to Time Warner in connection with its agreement to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity in November 2015, as well as the accrued fee payable to Time Warner for guaranteeing the 2017 Euro Term Loan.

In addition, Time Warner has agreed to assist in arranging or to provide a term loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity in November 2015. See Note 5, "Long-term Debt and Other Financing Arrangements".
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and March 31, 2014:
Condensed Consolidating Balance Sheets as at March 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$11,520	$193	$41,576	$—	$53,289
Accounts receivable, net	—	—	128,655	—	128,655
Program rights, net	—	—	98,753	—	98,753
Other current assets	821	1,285	37,048	—	39,154
Assets held for sale	—	—	16,145	—	16,145
Intercompany current assets	27,944	9,582	49,056	(86,582)	—
Total current assets	40,285	11,060	371,233	(86,582)	335,996
Non-current assets
Investments in subsidiaries	58,647	1,300,411	—	(1,359,058)	—
Property, plant and equipment, net	—	—	99,794	—	99,794
Program rights, net	—	—	174,300	—	174,300
Goodwill	—	—	607,847	—	607,847
Broadcast licenses and other intangible assets, net	—	—	160,027	—	160,027
Other non-current assets	51,704	3,176	2,051	—	56,931
Intercompany non-current assets	1,098,081	29,049	260,232	(1,387,362)	—
Total non-current assets	1,208,432	1,332,636	1,304,251	(2,746,420)	1,098,899
Total assets	$1,248,717	$1,343,696	$1,675,484	$(2,833,002)	$1,434,895

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,542	$367	$159,064	$—	$167,973
Current portion of long-term debt and other financing arrangements	254,375	—	1,194	—	255,569
Other current liabilities	229	292	24,051	—	24,572
Liabilities held for sale	—	—	6,035	—	6,035
Intercompany current liabilities	4,569	78,044	3,969	(86,582)	—
Total current liabilities	267,715	78,703	194,313	(86,582)	454,149
Non-current liabilities
Long-term debt and other financing arrangements	587,543	—	5,003	—	592,546
Other non-current liabilities	39,032	—	25,554	—	64,586
Intercompany non-current liabilities	29,050	1,223,826	134,486	(1,387,362)	—
Total non-current liabilities	655,625	1,223,826	165,043	(1,387,362)	657,132
Temporary equity	228,067	—	—	—	228,067
Total CME Ltd. shareholders’ equity	97,310	41,167	1,317,891	(1,359,058)	97,310
Noncontrolling interests	—	—	(1,763)	—	(1,763)
Total equity	97,310	41,167	1,316,128	(1,359,058)	95,547
Total liabilities and equity	$1,248,717	$1,343,696	$1,675,484	$(2,833,002)	$1,434,895

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended March 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$126,133	$—	$126,133
Cost of revenues	—	—	98,828	—	98,828
Selling, general and administrative expenses	4,346	169	39,386	—	43,901
Restructuring costs	—	—	643	—	643
Operating loss	(4,346)	(169)	(12,724)	—	(17,239)
Interest income	24,286	795	5,912	(30,881)	112
Interest expense	(40,733)	(27,141)	(3,125)	30,881	(40,118)
Foreign currency exchange loss, net	(2,387)	(3,142)	(5,960)	—	(11,489)
Change in fair value of derivatives	(1,010)	—	—	—	(1,010)
Other expense, net	—	(228)	(126)	—	(354)
Loss from continuing operations before tax and loss from investment in subsidiaries	(24,190)	(29,885)	(16,023)	—	(70,098)
Credit / (provision) for income taxes	—	4,510	(4,655)	—	(145)
Loss from continuing operations before loss from investment in subsidiaries	(24,190)	(25,375)	(20,678)	—	(70,243)
Loss from investment in subsidiaries	(96,246)	(32,190)	—	128,436	—
Loss from continuing operations	(120,436)	(57,565)	(20,678)	128,436	(70,243)
Loss from discontinued operations, net of tax	—	(38,681)	(5,577)	40,970	(3,288)
Net loss	(120,436)	(96,246)	(26,255)	169,406	(73,531)
Net loss attributable to noncontrolling interests	—	—	257	—	257
Net loss attributable to CME Ltd.	$(120,436)	$(96,246)	$(25,998)	$169,406	$(73,274)

Net loss	$(120,436)	$(96,246)	$(26,255)	$169,406	$(73,531)
Other comprehensive (loss) / income	(109,125)	7,713	(165,862)	162,903	(104,371)
Comprehensive loss	(229,561)	(88,533)	(192,117)	332,309	(177,902)
Comprehensive income attributable to noncontrolling interests	—	—	(849)	—	(849)
Comprehensive loss attributable to CME Ltd.	$(229,561)	$(88,533)	$(192,966)	$332,309	$(178,751)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended March 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$140,705	$—	$140,705
Cost of revenues	—	—	119,579	—	119,579
Selling, general and administrative expenses	3,667	252	26,561	—	30,480
Restructuring costs	—	—	5,328	—	5,328
Operating loss	(3,667)	(252)	(10,763)	—	(14,682)
Interest income	39,191	7,047	74	(46,231)	81
Interest expense	(26,407)	(39,130)	(8,574)	46,231	(27,880)
Foreign currency exchange gain / (loss), net	178	(892)	84	—	(630)
Change in fair value of derivatives	(50)	(2,855)	2,855	—	(50)
Other income, net	—	—	35	—	35
Income / (loss) from continuing operations before tax and loss on investment in subsidiaries	9,245	(36,082)	(16,289)	—	(43,126)
Credit / (provision) for income taxes	—	3,603	(1,477)	—	2,126
Income / (loss) from continuing operations before loss on investment in subsidiaries	9,245	(32,479)	(17,766)	—	(41,000)
Loss on investment in subsidiaries	(57,161)	(24,682)	—	81,843	—
Loss from continuing operations	(47,916)	(57,161)	(17,766)	81,843	(41,000)
Loss from discontinued operations, net of tax	—	—	(7,633)	—	(7,633)
Net loss	(47,916)	(57,161)	(25,399)	81,843	(48,633)
Net loss attributable to noncontrolling interests	—	—	717	—	717
Net loss attributable to CME Ltd.	$(47,916)	$(57,161)	$(24,682)	$81,843	$(47,916)

Net loss	$(47,916)	$(57,161)	$(25,399)	$81,843	$(48,633)
Other comprehensive (loss) / income	(2,981)	(165,952)	(166,159)	336,464	1,372
Comprehensive loss	(50,897)	(223,113)	(191,558)	418,307	(47,261)
Comprehensive loss attributable to noncontrolling interests	—	—	720	—	720
Comprehensive loss attributable to CME Ltd.	$(50,897)	$(223,113)	$(190,838)	$418,307	$(46,541)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(2,737)	$20,655	$12,837	$—	$30,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(7,481)	—	(7,481)
Disposal of property, plant and equipment	—	—	52	—	52
Intercompany investing receipts	19,150	764	—	(19,914)	—
Intercompany investing payments	(4,900)	(10,460)	—	15,360	—
Net cash provided by / (used in) continuing investing activities	$14,250	$(9,696)	$(7,429)	$(4,554)	$(7,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	(606)	—	—	—	(606)
Payment of credit facilities and capital leases	—	—	(245)	—	(245)
Intercompany financing receipts	—	4,900	10,460	(15,360)	—
Intercompany financing payments	—	(19,150)	(764)	19,914	—
Net cash (used in) / provided by continuing financing activities	$(606)	$(14,250)	$9,451	$4,554	$(851)

Net cash used in discontinued operations - operating activities	—	—	(710)	—	(710)
Net cash provided by / (used in) discontinued operations - investing activities	—	996	(131)	—	865
Net cash used in discontinued operations - financing activities	—	—	(41)	—	(41)

Impact of exchange rate fluctuations on cash	—	(443)	(3,155)	—	(3,598)
Net increase / (decrease) in cash and cash equivalents	$10,907	$(2,738)	$10,822	$—	$18,991
CASH AND CASH EQUIVALENTS, beginning of period	613	2,931	30,754	—	34,298
CASH AND CASH EQUIVALENTS, end of period	$11,520	$193	$41,576	$—	$53,289

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(24,649)	$(2,584)	$44,979	$—	$17,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(8,967)	—	(8,967)
Disposal of property, plant and equipment	—	—	66	—	66
Intercompany investing receipts	28,421	36,003	—	(64,424)	—
Intercompany investing payments	(13,179)	(14,907)	—	28,086	—
Net cash provided by / (used in) continuing investing activities	$15,242	$21,096	$(8,901)	$(36,338)	$(8,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transactions costs	(62)	—	(827)	—	(889)
Payment of credit facilities and capital leases	—	—	(233)	—	(233)
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	13,179	14,907	(28,086)	—
Intercompany financing payments	—	(28,421)	(36,003)	64,424	—
Net cash used in financing activities	$(62)	$(15,242)	$(22,202)	$36,338	$(1,168)

Net cash provided by discontinued operations - operating activities	—	—	204	—	204
Net cash used in discontinued operations - investing activities	—	—	(29)	—	(29)
Net cash used in discontinued operations - financing activities	—	—	(516)	—	(516)

Impact of exchange rate fluctuations on cash	—	38	74	—	112
Net (decrease) / increase in cash and cash equivalents	$(9,469)	$3,308	$13,609	$—	$7,448
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	77,439	—	102,322
CASH AND CASH EQUIVALENTS, end of period	$9,992	$8,730	$91,048	$—	$109,770

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the term “2016 Fixed Rate Notes” refers to our redeemed and discharged 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to our redeemed and discharged 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due 2015; the term "2017 Term Loan" refers to our 15.0% term loan due 2017; the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017;  the term "2017 Euro Term Loan" refers to our floating rate senior unsecured term loan due 2017 guaranteed by Time Warner; the term “Senior Debt” refers collectively to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes; 2017 PIK Notes; 2017 Term Loan; 2017 Revolving Credit Facility and the 2017 Euro Term Loan; the term “2015 Refinancing Commitment Letter” refers to a commitment letter executed with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at March 31, 2015, unless otherwise indicated.
Please note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and posts to the Investors section of our website, www.cme.net. In the future, we will continue to use these channels to communicate important information about CME and our operations. Information that we post on our website could be deemed material. Therefore, we encourage investors, the media, our customers and others interested in CME to review the information we post at www.cme.net.
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
Our key performance measure of the efficiency of our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues. We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that do not impact either our cash flows or the operating results of our operations. OIBDA and free cash flow, as defined below, are also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated on consolidation.
Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our chief operating decision makers when evaluating performance. Free cash flow is useful as a measure of our ability to generate cash. OIBDA and free cash flow may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 1, Note 19, "Segment Data".
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2015 and 2014.
Executive Summary
Excluding the impact of the movement in exchange rates, our consolidated net revenues increased 9% in the first quarter of 2015. This improvement in net revenues at constant rates was driven primarily by the growth in television advertising spending in all six of our markets as well as gains in our share of the television advertising market in the majority of the countries in which we operate, including the Czech Republic and Romania, our two largest markets. However, the underlying improvement in our consolidated net revenues during the first quarter of 2015 was more than offset by the strengthening of the dollar, which appreciated 18% on a weighted average basis across our operating currencies compared to the same period in 2014. At actual rates, revenues declined by 10%.
Our focus on the efficiency of our operations led to a decrease of 4% in costs charged in arriving at OIBDA at constant rates during the first three months of 2015 compared to the same period in 2014, due primarily to fewer restructuring charges. We kept content costs, the largest component of our operating expenses, broadly flat at constant rates during the quarter compared to 2014 as targeted investments in local programming in certain countries was more than offset by cost savings from better utilization of our program library, more efficient own production, and foreign programming acquired at better prices.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 exclude a charge of US$ 18.2 million, which we recorded in the first quarter, related to an ongoing tax audit at Pro TV in Romania. We anticipate that the tax audit of Pro TV will be completed during the second quarter, and it is likely that there will be additional charges, which may be material, but it is currently not possible to estimate how much they will be (see Item 1, Note 20, "Commitments and Contingencies").
We have maintained our audience share leadership across all our operating countries while controlling overall costs. The year-on-year improvement of audience share in most countries was due to the successful launch of our spring season, as well as the broadcasting of the 2014 winter Olympics last year on public television channels. We intend to continue leveraging popular local content to maximize the reach we provide beyond those of our commercial competitors to support our premium pricing model, which should further improve our television advertising revenues when sustained economic growth resumes in the countries in which we operate.
We ended the quarter with US$ 53.3 million of cash. Our free cash flow in the three months ended March 31, 2015 was US$ 23.3 million, compared to US$ 8.8 million in the same period in 2014. The improvement in free cash flow during the first quarter of 2015 reflected both the improvement in OIBDA and lower cash interest payments. Free cash flow in the first quarter of 2014 benefited significantly from delaying payments to suppliers, including for acquired programming, which reversed during the course of last year as we caught up on significantly overdue payables and contributed to finishing the year with negative free cash flow. As our payables have normalized, we do not anticipate a similar dynamic in 2015, and excluding items not included in OIBDA, we expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind.
The significant improvement in both the television advertising markets and our television advertising revenues during the first quarter of 2015 compared to 2014 was due in part to the timing of the Easter holiday, which came earlier than last year. We believe this caused advertisers to shift certain spending into the month of March and represents a difference in the timing of advertising spending compared to last year rather than a rate of growth that we would expect to continue for the entire year. This was particularly evident in the Slovak Republic, where the television advertising market grew 16% during the first three months of this year compared to 2014. The first quarter did provide some very promising indications of a broad operating improvement across our businesses and we do expect we will maintain through the year the increase in market share we achieved in the Czech Republic.
The strengthening of the dollar in the first three months of 2015 relative to 2014 impacted our financial results and if the exchange rates from the first quarter persist for the remainder of the year, we would expect revenue at actual rates to remain below 2014 levels for the rest of the year. The results caused by this translation into dollars would, however, mask an improvement in operating trends that are evident this quarter and that we believe will continue throughout 2015. Irrespective of movements in exchange rates, we believe our focus on better monetizing our broadcast assets while maintaining a strict cost discipline will lead to an improvement in our full year OIBDA margin.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	1.2%	1.4%	4%
Croatia	(0.2)%	(0.5)%	4%
Czech Republic	1.9%	2.2%	8%
Romania*	2.4%	4.4%	7%
Slovak Republic	2.5%	2.6%	16%
Slovenia	2.0%	0.3%	1%
Total CME Markets	1.8%	2.3%	7%
*Romanian market excludes Moldova.
Source: CME estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth at constant rates.
After adjusting for inflation, we estimate that GDP continued to grow overall in the countries in which we operate, and forecasts anticipate that growth should accelerate during the course of 2015. The trends in real private consumption also continue to be encouraging, with notable growth in our three largest markets. Concerns over the fiscal health of the government of certain countries in the Eurozone have renewed uncertainty around the future of the Euro. But quantitative easing by the European Central Bank appears to be increasing inflation expectations, and robust retail sales data from the Czech Republic and Romania demonstrate that domestic demand continues to be a driver of GDP growth.
We estimate that the TV advertising markets in the countries in which we operate increased by 7% on average in the three months ended March 31, 2015 compared to the previous year. The market growth in Croatia was due to an increase in average market prices, while the increase in the other countries was due primarily to an increase in the demand for GRPs from advertisers.
The significant improvement in the television advertising markets during the first quarter of 2015 compared to 2014 was due in part to the timing of the Easter holiday, which came earlier than last year. This was particularly evident in the Slovak Republic, where the television advertising market grew 16% during the first three months of this year compared to 2014. We believe this caused advertisers to shift certain spending into the month of March and represents a difference in the timing of advertising spending compared to last year rather than a rate of growth that we would expect to continue for the entire year.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$16,784	$19,276	(12.9)%	5.8%
Croatia	11,993	13,497	(11.1)%	8.3%
Czech Republic	34,965	39,033	(10.4)%	9.9%
Romania	33,522	36,857	(9.0)%	9.6%
Slovak Republic	17,538	18,146	(3.4)%	17.7%
Slovenia	11,480	14,261	(19.5)%	(2.1)%
Intersegment revenues	(149)	(365)	NM (1)	NM (1)
Total net revenues	$126,133	$140,705	(10.4)%	9.1%
(1) Number is not meaningful.

Index

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$2,198	$(2,746)	NM (1)	NM (1)
Croatia	1,862	671	NM (1)	NM (1)
Czech Republic	10,091	2,713	NM (1)	NM (1)
Romania	3,361	4,326	(22.3)%	(3.1)%
Slovak Republic	(145)	(3,162)	NM (1)	NM (1)
Slovenia	360	515	(30.1)%	(4.0)%
Eliminations	(50)	385	NM (1)	NM (1)
Total operating segments	17,677	2,702	NM (1)	NM (1)
Corporate	(6,229)	(6,097)	(2.2)%	(24.0)%
Consolidated OIBDA	$11,448	$(3,395)	NM (1)	NM (1)
(1) Number is not meaningful.

Bulgaria

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$11,261	$12,716	(11.4)%	7.9%
Carriage fees and subscriptions	4,500	4,944	(9.0)%	10.1%
Other	1,023	1,616	(36.7)%	(23.3)%
Net revenues	16,784	19,276	(12.9)%	5.9%
Costs charged in arriving at OIBDA	14,586	22,022	(33.8)%	(19.4)%
OIBDA	$2,198	$(2,746)	NM (1)	NM (1)
(1) Number is not meaningful.

The television advertising market in Bulgaria increased an estimated 4% in the three months ended March 31, 2015 compared to the same period in 2014. The Bulgaria segment reported net revenues of US$ 16.8 million for the three months ended March 31, 2015 compared to US$ 19.3 million in the same period in 2014, a decrease of 13% on an actual basis, but an increase of 6% on a constant currency basis. Growth in our television advertising revenues outpaced growth in the market as we improved our share of GRPs sold and consequently increased our market share. Carriage fees and subscription revenues also increased.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased by 34% compared to the same period in 2014. On a constant currency basis, costs decreased by 19% during the first quarter of 2015 primarily due to restructuring charges incurred during 2014 as well as lower transmission costs, as two niche channels are now distributed only by cable or satellite.
Our Bulgaria segment reported OIBDA of US$ 2.2 million for the three months ended March 31, 2015 compared to an OIBDA loss of US$ 2.7 million in the same period in 2014, an improvement of US$ 4.9 million.

Index

Croatia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$10,301	$11,996	(14.1)%	4.7%
Carriage fees and subscriptions	601	488	23.2%	49.1%
Other	1,091	1,013	7.7%	30.8%
Net revenues	11,993	13,497	(11.1)%	8.3%
Costs charged in arriving at OIBDA	10,131	12,826	(21.0)%	(4.0)%
OIBDA	$1,862	$671	NM (1)	NM (1)
(1) Number is not meaningful.
The television advertising market in Croatia increased an estimated 4% in the three months ended March 31, 2015 compared to the same period in 2014. The Croatia segment reported net revenues of US$ 12.0 million for the three months ended March 31, 2015 compared to US$ 13.5 million in the same period in 2014, a decrease of 11% on an actual basis, but an increase of 8% on a constant currency basis. The increase in television advertising revenues at constant rates was in-line with growth in the market, which was primarily driven by an increase in average realized prices.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased by 21% compared to the same period in 2014. On a constant currency basis costs decreased by 4% driven by a decrease in content costs as certain acquired foreign content was replaced with programming from independent studios at lower prices.
Our Croatia segment reported OIBDA of US$ 1.9 million for the three months ended March 31, 2015 compared to US$ 0.7 million in the same period in 2014, an increase of US$ 1.2 million.

Czech Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$31,448	$34,503	(8.9)%	11.9%
Carriage fees and subscriptions	2,019	2,199	(8.2)%	12.0%
Other	1,498	2,331	(35.7)%	(21.1)%
Net revenues	34,965	39,033	(10.4)%	9.9%
Costs charged in arriving at OIBDA	24,874	36,320	(31.5)%	(16.5)%
OIBDA	$10,091	$2,713	NM (1)	NM (1)
(1) Number is not meaningful.

The television advertising market in the Czech Republic is estimated to have increased by 8% in the three months ended March 31, 2015 compared to the same period in 2014. Net revenues from our Czech Republic segment amounted to US$ 35.0 million for the three months ended March 31, 2015 compared to US$ 39.0 million in the same period in 2014, a decrease of 10% on an actual basis. On a constant currency basis, net revenues increased 10% due primarily to the increase in television advertising revenues. Our market share in the Czech Republic increased to 60% during the first quarter of 2015 from 57% during same period in 2014 as the growth in the volume of GRPs sold outpaced demand in the market. Carriage fees and subscription revenues also increased, as high definition versions of our channels are now included in most cable and satellite platforms.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased by 32% compared to the same period in 2014. On a constant currency basis costs decreased 17%, primarily reflecting lower content costs, due to better use of the program library and more efficient own produced content, as well as lower personnel costs following restructuring efforts in 2014.
Our Czech Republic segment reported OIBDA of US$ 10.1 million for the three months ended March 31, 2015 compared to US$ 2.7 million in the same period in 2014, an increase of US$ 7.4 million.

Index

Romania

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$22,347	$24,538	(8.9)%	10.0%
Carriage fees and subscriptions	10,370	10,742	(3.5)%	16.1%
Other	805	1,577	(49.0)%	(39.2)%
Net revenues	33,522	36,857	(9.0)%	9.6%
Costs charged in arriving at OIBDA	30,161	32,531	(7.3)%	11.3%
OIBDA	$3,361	$4,326	(22.3)%	(3.1)%

The television advertising market in Romania increased 7% in the three months ended March 31, 2015 compared to the same period in 2014. The Romania segment reported net revenues of US$ 33.5 million for the three months ended March 31, 2015 compared to US$ 36.9 million in the same period in 2014, a decrease of 9% on an actual basis, but an increase of 10% on a constant currency basis. Our television advertising revenues grew at a faster pace than the market as we increased our GRPs sold more than our competition and therefore increased our market share. Net revenues also benefited from an increase in carriage fees and subscription revenues due to an increase in the number of subscribers as well as some benefit from certain contracts that took effect during the first quarter of 2014.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased 7% compared to the same period in 2014. On a constant currency basis costs increased 11%, primarily as a result of increased content costs as we aired more own produced programming, as well as an increase in professional fees for tax and legal advisors, which more than offset a decrease in restructuring charges.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 exclude a charge of US$ 18.2 million, which we recorded in the first quarter, related to an ongoing tax audit at Pro TV in Romania. We anticipate that the tax audit of Pro TV will be completed during the second quarter, and it is likely that there will be additional charges, which may be material, but it is currently not possible to estimate how much they will be (see Item 1, Note 20, "Commitments and Contingencies").
Our Romania segment generated OIBDA of US$ 3.4 million for the three months ended March 31, 2015 compared to US$ 4.3 million in the same period in 2014, a decrease of US$ 0.9 million.

Slovak Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$16,306	$17,276	(5.6)%	15.0%
Carriage fees and subscriptions	300	275	9.1%	32.2%
Other	932	595	56.6%	89.8%
Net revenues	17,538	18,146	(3.4)%	17.7%
Costs charged in arriving at OIBDA	17,683	21,308	(17.0)%	0.3%
OIBDA	$(145)	$(3,162)	NM (1)	NM (1)
(1) Number is not meaningful.

The television advertising market in the Slovak Republic increased 16% in the three months ended March 31, 2015 compared to the same period in 2014. Our Slovak Republic operations reported net revenues of US$ 17.5 million for the three months ended March 31, 2015 compared to US$ 18.1 million in the same period in 2014, a decrease of 3% on an actual basis, but an increase of 18% on a constant currency basis. Our television advertising revenues grew on a constant currency basis as a result of an increase in GRPs sold. In addition to the timing of the Easter holiday in 2015, we believe advertisers shifted spending into the first quarter of 2015 to take advantage of prices that are lower in this period than in the second or fourth quarters. As a result, we do not expect the rate of growth of the first quarter will continue for the full year.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased by 17% compared to the same period in 2014. On a constant currency basis costs were flat as a slight increase in content costs was mostly offset by savings from lower transmission and personnel costs.
Our Slovak Republic segment reported an OIBDA loss of US$ 0.1 million for the three months ended March 31, 2015 compared to an OIBDA loss of US$ 3.2 million in the same period in 2014, an improvement of US$ 3.1 million.

Index

Slovenia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$9,952	$12,461	(20.1)%	(2.8)%
Carriage fees and subscriptions	988	1,178	(16.1)%	2.0%
Other	540	622	(13.2)%	4.9%
Net revenues	11,480	14,261	(19.5)%	(2.1)%
Costs charged in arriving at OIBDA	11,120	13,746	(19.1)%	(2.0)%
OIBDA	$360	$515	(30.1)%	(4.0)%

The television advertising market in Slovenia increased 1% in the three months ended March 31, 2015 compared to the same period in 2014. Our Slovenia segment reported net revenues of US$ 11.5 million for the three months ended March 31, 2015 compared to US$ 14.3 million in the same period in 2014, a decrease of 20% on an actual basis, or 2% on a constant currency basis, reflecting a decline in television advertising revenues due to pressure on our average prices. Our television advertising revenues improved during March, but this was not sufficient to overcome lower spending in the first two months of 2015.
Costs charged in arriving at OIBDA for the three months ended March 31, 2015 decreased 19% compared to the same period in 2014. On a constant currency basis costs decreased 2% during the quarter due to savings from transmission and staff related costs that more than offset an increase in content costs, as we aired more local productions that started earlier in the quarter when compared to 2014.
Our Slovenia segment reported OIBDA of US$ 0.4 million for the three months ended March 31, 2015 compared to US$ 0.5 million in the same period in 2014, an decrease of US$ 0.1 million.

Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2015	2014	Movement
Net cash generated from continuing operating activities	$30,755	$17,746	73.3%
Capital expenditures, net	(7,429)	(8,901)	(16.5)%
Free cash flow	$23,326	$8,845	NM (1)
(1) Number is not meaningful.

(US$ 000's)	March 31, 2015	December 31, 2014	Movement
Cash and cash equivalents	$53,289	$34,298	55.4%
We ended the quarter with US$ 53.3 million of cash. Our free cash flow in the three months ended March 31, 2015 was US$ 23.3 million, compared to US$ 8.8 million in the same period in 2014. The improvement in free cash flow during the first quarter of 2015 reflected both the improvement in OIBDA and lower cash interest payments. Free cash flow in the first quarter of 2014 benefited significantly from delaying payments to suppliers, including for acquired programming, which reversed during the course of last year as we caught up on significantly overdue payables and contributed to finishing the year with negative free cash flow. As our payables have normalized, we do not anticipate a similar dynamic in 2015 and excluding items not included in OIBDA we expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$101,615	$113,490	(10.5)%	9.1%
Carriage fees and subscriptions	18,778	19,826	(5.3)%	14.4%
Other revenue	5,740	7,389	(22.3)%	(6.0)%
Net Revenues	126,133	140,705	(10.4)%	9.1%
Operating expenses:
Content costs	71,290	86,821	(17.9)%	(0.5)%
Other operating costs	17,038	21,471	(20.6)%	(4.0)%
Depreciation of property, plant and equipment	7,001	8,060	(13.1)%	5.2%
Amortization of broadcast licenses and other intangibles	3,499	3,227	8.4%	31.7%
Cost of revenues	98,828	119,579	(17.4)%	0.1%
Selling, general and administrative expenses	43,901	30,480	44.0%	73.9%
Restructuring costs	643	5,328	(87.9)%	(85.2)%
Operating loss	$(17,239)	$(14,682)	(17.4)%	(36.1)%

(1)	Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets grew on average by 7% in the three months ended March 31, 2015, positively impacting our television advertising revenues. See "Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 14% on a constant currency basis during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to higher subscriber counts and the full quarter benefit from certain contracts that took effect during the first quarter of 2014 in Romania. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising revenues. On a constant currency basis, other revenues declined 6% during the three months ended March 31, 2015 as compared to the same period in the prior year. The decrease is primarily due to the strong performance of titles distributed in theaters in the first quarter of 2014, which did not repeat in 2015.
Content costs: Content costs (including production costs; and amortization and impairment of program rights) decreased by US$ 15.5 million, or 18%, during the three months ended March 31, 2015 compared to the same period in 2014. On a constant currency basis, content costs declined slightly.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 4.4 million, or 21%, during the three months ended March 31, 2015 compared to the same period in 2014. On a constant currency basis, costs decreased by 4%, primarily due to lower transmission costs in Bulgaria, as two niche cable channels are no longer also broadcast through a terrestrial signal.
Depreciation of property, plant and equipment: Depreciation of property, plant and equipment for the three months ended March 31, 2015 decreased by 13% compared to the same period in 2014. On a constant currency basis for the same periods, total depreciation of property, plant and equipment increased by 5%, reflecting new assets put in service subsequent to the first quarter of 2014.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased US$ 0.3 million during the three months ended March 31, 2015, or 8% compared to the same period in 2014. On a constant currency basis, the increase of 32% is due to amortization expense for certain trademarks that we determined were no longer indefinite-lived and began amortizing from January 1, 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses increased by US$ 13.4 million during the three months ended March 31, 2015 compared to the same period in 2014. On a constant currency basis, selling, general and administrative expenses increased by 74% primarily due to a charge related to the ongoing tax audit at Pro TV in Romania and increased legal and professional fees related thereto (see Item 1, Note 20, "Commitments and Contingencies").
Selling, general and administrative expenses also includes charges of US$ 0.4 million in respect of non-cash stock-based compensation, an increase of US$ 0.2 million as compared to March 31, 2014 (see Item 1, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 0.6 million during the three months ended March 31, 2015 as we continued to take actions to optimize our cost base across a number of departments. We expect to complete our current restructuring efforts by the end of 2015.
Operating loss: Operating loss for the three months ended March 31, 2015 was US$ 17.2 million compared to US$ 14.7 million during the same period in 2014, as revenues on a constant currency basis increased by 9%, while our total costs increased by 12%. Excluding the effect of the charge related to the ongoing tax audit at Pro TV in Romania (see Note 20, "Commitments and Contingencies") operating income for the three months ended March 31, 2015 was US$ 0.9 million.
Our operating margin, which is determined as operating income / loss divided by net revenues, was negative 13.7% and negative 10.4% for the three months ended March 31, 2015 and 2014, respectively.

Index

	For the Three Months Ended March 31, (US$ 000's)
	2015	2014	% Act
Interest income	$112	$81	38.3%
Interest expense	(40,118)	(27,880)	(43.9)%
Foreign currency exchange loss, net	(11,489)	(630)	NM(1)
Change in fair value of derivatives	(1,010)	(50)	NM(1)
Other (expense) / income, net	(354)	35	NM(1)
(Provision) / credit for income taxes	(145)	2,126	NM(1)
Loss from discontinued operations, net of tax	(3,288)	(7,633)	56.9%
Net loss attributable to noncontrolling interests	257	717	(64.2)%
Currency translation adjustment, net	(103,764)	1,372	NM(1)

(1)	Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million during each the three months ended March 31, 2015 and 2014.
Interest expense: Interest expense during the three months ended March 31, 2015 was US$ 40.1 million compared to US$ 27.9 million in the three months ended March 31, 2014. The increase in interest expense is due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan and by the guarantee fee payable to Time Warner in exchange for their guarantee of the 2017 Euro Term Loan (see Item 1, Note 16, "Interest Expense") also contributed to the increase. The increases were partially offset with the refinancing of the 2017 Fixed Rate Notes with the 2017 Euro Term Loan, completed in November 2014.
Foreign currency exchange loss, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including our 2017 Euro Term Loan, which is denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income. See the discussion under "Currency translation adjustment, net" below.
During the three months ended March 31, 2015, we recognized a net loss of US$ 11.5 million, comprised of transaction losses of US$ 36.5 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 34.7 million on our Senior Debt, and transaction losses of US$ 9.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the three months ended March 31, 2014, we recognized a net loss of US$ 0.6 million, comprised of transaction gains of US$ 0.5 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 0.2 million on our Senior Debt , and transaction losses of US$ 0.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three months ended March 31, 2015, we recognized a loss of US$ 1.0 million as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts entered into on March 11, 2015. During the three months ended March 31, 2014, we recognized a loss of US$ 0.1 million as a result of the change in the fair value of a USD/EUR foreign currency forward contract that settled in the second quarter of 2014. See Note 12, "Financial Instruments and Fair Value Measurements".
Other (expense) / income, net: We recognized other expense of US$ 0.4 million and other income of less than US$ 0.1 million during the three months ended March 31, 2015 and 2014, respectively.
(Provision) / credit for income taxes: The provision for income taxes for the three months ended March 31, 2015 of US$ 0.1 million continues to reflect valuation allowances in respect of the tax benefit of tax losses, and reflects the reversal of tax previously deferred on intercompany profit.
The credit for income taxes for the three months ended March 31, 2014 was US$ 2.1 million, which reflected the value of tax losses expected to be realized.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Loss from discontinued operations, net of tax: The loss from discontinued operations during the three months ended March 31, 2015 and 2014 was US$ 3.3 million and US$ 7.6 million, respectively. The decrease is due to fewer non-core operations being classified as discontinued operations following the sales of certain businesses subsequent to the end of the first quarter of 2014 and in January 2015.
Net loss attributable to noncontrolling interests: During the three months ended March 31, 2015 and 2014, the net loss attributable to noncontrolling interests was US$ 0.3 million and US$ 0.7 million, respectively. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
In the three months ended March 31, 2015, we recognized other comprehensive loss of US$ 103.8 million on the revaluation of our net investments in subsidiaries compared to other comprehensive gain of US$ 1.4 million in the three months ended March 31, 2014. These amounts include a foreign exchange loss of US$ 99.7 million and a foreign exchange gain of US$ 0.8 million, respectively, on the retranslation of these intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income, a component of shareholders' equity.

Index

The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
	2015	2014
Bulgarian Lev	13%	0%
Croatian Kuna	12%	0%
Czech Koruna	12%	0%
Euro	13%	0%
New Romanian Lei	12%	(1)%
The dollar strengthened against the functional currencies of our operations between January 1 and March 31, 2015, while remaining broadly flat for the same period in 2014. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the three months ended March 31, 2015 and 2014.

Change in Average Rates
Bulgarian Lev	21%
Croatian Kuna	21%
Czech Koruna	22%
Euro	21%
New Romanian Lei	20%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2015 and March 31, 2014.
Percent Change During the Three Months Ended March 31, 2015

Index

Percent Change During the Three Months Months Ended March 31, 2014
Consolidated balance sheet as at March 31, 2015 and December 31, 2014:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2015	December 31, 2014	Movement
Current assets	$335,996	$374,869	(10.4)%
Non-current assets	1,098,899	1,244,491	(11.7)%
Current liabilities	454,149	450,527	0.8%
Non-current liabilities	657,132	667,725	(1.6)%
Temporary equity	228,067	223,926	1.8%
CME Ltd. shareholders’ equity	97,310	279,794	(65.2)%
Noncontrolling interests in consolidated subsidiaries	(1,763)	(2,612)	32.5%
In the first quarter of 2015, our functional currencies continued to weaken significantly against the U.S. dollar. The analysis below is intended to highlight the key business factors that led to the movements from December 31, 2014, excluding the impact of foreign currency translation.
Current assets: Current assets at March 31, 2015 decreased by US$ 38.9 million compared to December 31, 2014. Excluding the negative impact of foreign exchange, current assets increased by US$ 1.7 million, primarily due to higher acquired program rights based on our expected broadcast schedule for the next twelve months. The increase is partially offset by a reduction in the value of assets held for sale reflecting the sale of our remaining distribution businesses in Romania during January 2015.
Non-current assets: Non-current assets at March 31, 2015 decreased by US$ 145.6 million compared to December 31, 2014, primarily due to a decrease in long-term acquired program rights which were reclassified to current assets based on our expected utilization and lower produced program rights as amortization for content broadcast in the period exceeded capitalized production. The decrease was also due to lower property, plant, and equipment and amortized intangible assets as depreciation and amortization expense outpaced expenditures.
Current liabilities: Current liabilities at March 31, 2015 increased by US$ 3.6 million compared to December 31, 2014. Excluding the positive impact of foreign exchange, current liabilities increased by US$ 24.8 million, primarily due to an accrual related to the ongoing tax audit at Pro TV in Romania and increased deferred revenue as customers plan their current year campaigns. The increase was partially offset by lower programming and trade payables.
Non-current liabilities: Non-current liabilities at March 31, 2015 decreased by US$ 10.6 million compared to December 31, 2014, primarily due to foreign exchange gains on our 2017 Euro Term Loan due to the weakening of the Euro against the U.S. dollar. This decrease was partially offset by higher non-current accrued interest on the 2017 PIK Notes and the 2017 Term Loan.
Temporary equity: Temporary equity at March 31, 2015 increased by US$ 4.1 million compared to December 31, 2014, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 182.5 million compared to December 31, 2014. This reflects the comprehensive loss attributable to CME Ltd. of US$ 178.8 million during the three months ended March 31, 2015 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares of US$ 4.1 million.

Index

Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2015 increased US$ 0.8 million compared to December 31, 2014, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 19.0 million during the three months ended March 31, 2015. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2015	2014
Net cash generated from continuing operating activities	$30,755	$17,746
Net cash used in continuing investing activities	(7,429)	(8,901)
Net cash used in continuing financing activities	(851)	(1,168)
Net cash provided by / (used in) discontinued operations	114	(341)
Impact of exchange rate fluctuations on cash	(3,598)	112
Net increase in cash and cash equivalents	$18,991	$7,448
Operating Activities
Cash generated from operations during the three months ended March 31, 2015 and 2014 was US$ 30.8 million and US$ 17.7 million, respectively. The improvement over the prior period reflects lower cash paid for interest and better OIBDA performance. We paid cash interest of US$ 1.3 million during the three months ended March 31, 2015 compared to US$ 22.1 million during the three months ended March 31, 2014 as a result of refinancing cash interest debt with non-cash interest bearing debt in 2014.
Investing Activities
Our net cash used in investing activities of US$ 7.4 million and US$ 8.9 million for the three months ended March 31, 2015 and 2014, respectively, related to capital expenditures.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2015 was US$ 0.9 million compared to US$ 1.2 million during the three months ended March 31, 2014. The amount of net cash provided by financing activities in the three months ended March 31, 2015 primarily reflected payment of debt issuance costs related to the 2017 Euro Term Loan which were accrued as at December 31, 2014. The amount of net cash used in financing activities in the three months ended March 31, 2014 primarily reflected the payment of the consent fee to the holders of the then outstanding 2017 Fixed Rate Notes.
Discontinued Operations
Net cash provided by discontinued operations during the three months ended March 31, 2015 was US$ 0.1 million compared to net cash used in discontinued operations of US$ 0.3 million during the three months ended March 31, 2014. The increase in cash flows is the result of proceeds from the divestiture of businesses, net of cash divested.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2017 Revolving Credit Facility (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As at March 31, 2015, the undrawn aggregate principal amount available under the 2017 Revolving Credit Facility was US$ 90.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2015 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,027,298	$261,034	$763,605	$694	$1,965
Long-term debt – interest	359,384	18,184	337,624	3,576	—
Unconditional purchase obligations	175,535	67,372	86,515	21,488	160
Operating leases	8,275	3,007	2,797	1,459	1,012
Capital lease obligations	3,673	1,166	1,685	822	—
Other long-term obligations	45,583	18,154	14,382	12,771	276
Total contractual obligations	$1,619,748	$368,917	$1,206,608	$40,810	$3,413
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at March 31, 2015. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in kind at each interest payment date up to maturity on December 1, 2017. Additionally, any amounts drawn under the 2017 Revolving Credit Facility, and the related interest thereon, are assumed to be repaid at maturity on December 1, 2017, although actual repayment may occur sooner based on cash amounts available and expected cash requirements.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2015, we had commitments in respect of future programming of US$ 170.4 million. This includes contracts signed with license periods starting after March 31, 2015.
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
The financing transactions undertaken in 2014 significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness. In addition, they provide sufficient liquidity to fund our operations and relieve pressure on our working capital position.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. While we expect to be free cash flow positive in 2015, this is largely due to cash interest savings as a result of the financing transactions noted above and does not take into account any cash impact of the tax audits in Romania (see below and Item 1, Note 20, "Commitments and Contingencies"). We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations, including the repayment of the 2015 Convertible Notes at maturity on November 15, 2015. In this regard, we have entered into the 2015 Refinancing Commitment Letter with Time Warner pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future; however, funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.
As discussed in Item 1, Note 20, "Commitments and Contingencies", certain of our subsidiaries in Romania are currently being audited by the Romanian tax authorities. In this regard, we provided US$ 12.0 million in the fourth quarter of 2014 and an additional US$ 18.2 million in the first quarter of 2015. It is likely that additional liabilities will be levied by the Romanian tax authorities upon completion of these audits, which may be material. We believe our available liquidity, including under the 2017 Revolving Credit Facility, would be sufficient to satisfy amounts that may be levied.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Service and B+ by Standard & Poor's, both with stable outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 Fixed Rate Notes and 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility.
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
Foreign Exchange Forwards
We are party to a number of forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 64.4 million, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements expected to be made during 2015.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 12, 2015. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, income taxes, foreign exchange, determination of the fair value of financial instruments, contingencies and discontinued operations. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of accounting standards adopted in the period, and recently issued accounting standards not yet adopted.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
The table below sets forth our market risk sensitive instruments as at March 31, 2015:

Index

Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	250,800	—	—	—
Average interest rate	—	—	1.53%	—	—	—
Variable rate (US$)	—	—	25,548	—	—	—
Average interest rate	—	—	10.00%	—	—	—
Fixed rate (US$)	261,034	—	467,885	—	—	—
Average interest rate	5.00%	—	15.00%	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	250,800	—	—	—
Average pay rate	—	—	0.21%	—	—	—
Average receive rate	—	—	0.03%	—	—	—

(1)
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2017 Euro Term Loan.

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
Interest Rate Risk Management
Our 2017 Euro Term Loan bears interest at a variable rate based on EURIBOR plus an applicable margin. We are party to interest rate swap agreements intended to reduce our exposure to interest rate movements (see Note 12, "Financial Instruments and Fair Value Measurements").

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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
General
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations, including the proceedings described below. We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or consolidated financial statements.
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
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014, the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA is appealing this decision.

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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe, one of which, Croatia, is still contending with recession. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP is estimated to have improved in our markets in 2014 and in the first quarter of 2015, we cannot predict if this represents the start of a recovery or how long it will last.
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
We have significant debt service obligations under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Revolving Credit Facility and the 2017 Euro Term Loan. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and our debt service obligations. Improving our payables position resulted in increased operating cash outflows during 2014 compared to 2013, which we funded in part with a drawing under the 2017 Revolving Credit Facility, resulting in an increase in our debt service obligations. In addition, although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, reducing our cash interest costs in the near term, each of the 2017 PIK Notes and the 2017 Term Loan accrue interest at 15% per year, and such interest is required to be repaid in cash by their maturity dates. Furthermore, we must pay a fee to Time Warner as consideration for its guarantee of the 2017 Euro Term Loan (the "TW Guarantee"). Although the guarantee fee is non-cash pay at our option, accruing such fee will further increase the amounts to be repaid at the maturity date of the 2017 Euro Term Loan. Accordingly, the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures and loan agreements, we are restricted under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Revolving Credit Facility and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities, other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantee, see Part I, Item I, Note 5, "Long-term Debt and Other Financing Arrangements" .

Index

Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming expenses and debt interest obligations, are divided across a range of currencies. The strengthening of the dollar had a negative impact on reported revenues in the first quarter of 2015 and while we expect our revenues will increase in 2015 in our functional currencies, a strong dollar may continue to have an impact on our reported revenues for the remainder of 2015. In addition, a significant portion of our programming content is purchased pursuant to dollar-denominated agreements. If the dollar appreciates against our functional currencies, the cost of acquiring such content may be adversely affected. Furthermore, the 2017 Euro Term Loan is denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of this loan and therefore may experience significant gains and losses on the translation of the 2017 Euro Term Loan and related interest payments into dollars. General market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations, which may have a material adverse effect on our financial position, results of operations and cash flows.
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
We are subject to taxes in a number of foreign jurisdictions. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. In that regard, Pro TV and our production services companies MPS, which is classified as a discontinued operation in our financial statements, and MPE, which has limited trading, are being audited by the Romanian tax authorities, although the tax audits of MPS and MPE have been suspended. We believe that upon completion of these audits the Romanian tax authorities will assess certain payroll taxes, penalties and interest in respect of the manner in which individuals were engaged by Pro TV, MPS and MPE. In this respect, we provided US$ 12.0 million in the fourth quarter of 2014 related to Pro TV, MPS and MPE and an additional US$ 18.2 million in the first quarter of 2015 related to Pro TV. It is likely that additional amounts, which may be material, in respect of additional payroll tax liabilities and non-deductible VAT, plus related interest and penalties, will be levied by the Romanian tax authorities upon completion of these audits. At the present time we are unable to determine when the Romanian tax authorities will complete their audits or what assessments may be issued, or estimate what the amount of any such assessments may be; however, it is likely that the authorities will complete their audit of Pro TV during the second quarter of 2015. For additional information see Part I, Item I, Note 20, "Commitments and Contingencies". The final determination of tax audits and any related proceedings could be materially different from our historical tax provisions and accruals. The results of the audits of Pro TV and, once the suspensions are lifted, of MPS and MPE, are likely to include additional taxes, fines, interest and other penalties, and may, in the event the tax authority concludes that there is serious misconduct, result in criminal proceedings. Significant judgment is required in determining our provision for taxes. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
There is uncertainty regarding our ability to continue as a going concern.
We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations. Our 2015 Convertible Notes mature on November 15, 2015. We have entered into the 2015 Refinancing Commitment Letter with Time Warner pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future, however funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. As a result, the report of our independent registered public accounting firm for the year ended December 31, 2014 contained an explanatory paragraph relating to our ability to continue as a going concern. If the financing arrangements set forth in the 2015 Refinancing Commitment Letter are not completed and we are unable to secure additional financing, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indentures governing the 2015 Convertible Notes and the 2017 PIK Notes and the agreements governing the 2017 Term Loan, the 2017 Revolving Credit Facility and the Reimbursement Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or our restricted subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. Such an event could result in our inability to conduct our business.

Index

The investigation by the Romanian authorities into conduct by employees of MPS and MPE may result in the imposition of material fines.
The prosecutors’ office of the Bucharest Tribunal is investigating certain suppliers of MPS and MPE as well as certain current and former employees of MPS on suspicion of tax evasion and related charges. For additional information, see Part II, Item 1 “Legal Proceedings”. While neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made, the prosecuting authorities in Romania may take action against MPS or MPE in the future. These actions could include criminal and civil fines, penalties, damages, seizure of bank accounts or other assets, a temporary suspension of activity, or other actions or restrictions. Depending on the development of these investigations, we may be required to accrue significant amounts, including, among others, for fines, penalties, or other damages that may be imposed by the Romanian authorities. MPS and MPE are cooperating with the Bucharest public prosecutor’s office in its investigations of these matters. At this point, these investigations are incomplete and, as a result, we cannot predict when they will be completed or what their outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party or whether any fines, penalties, or other damages will be imposed on MPS or MPE in that event or the amount of such fines, penalties or other damages. In the event material fines, penalties, or other damages are imposed on MPS or MPE, they would experience difficulties continuing to operate and may need to cease operations entirely if necessary third party financing cannot be secured. Any material fines, penalties, or other damages imposed on MPS or MPE may have an adverse effect on our financial condition or results of operations. Furthermore, responding to the requests of governmental authorities and cooperating with their investigation will continue to divert our management’s attention and resources, which could harm our business.
We may not be successful in continuing our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. There can be no assurances that these initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our results of operations and cash flows.
A further downgrading of our ratings may adversely affect our ability to raise additional financing.
Moody’s Investors Service rates our corporate credit as Caa1, with a stable outlook. Standard & Poor’s rates our corporate credit B+, with a stable outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies view liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our 2014 refinancing of the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes reduced our cash interest costs, however, we may be subject to downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under our indentures or the 2017 Term Loan Agreement, the 2017 Revolving Loan Agreement, and the Reimbursement Agreement, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part I, Item I, Note 4, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
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
Our revenue-generating operations are located in Central and Eastern Europe where we must comply with various laws and other regulatory obligations related to our businesses. Compliance with foreign as well as applicable U.S. laws and regulations, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs of doing business in these jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. The Company may also be significantly affected by other risks that may be different to those posed by investments in more developed markets, including, but not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. As a result, there may be legal and regulatory proceedings or developments in respect of our compliance with, or changes in the interpretation or application of, existing laws or regulations, that require us to incur substantial costs, cause us to change our business practices, or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial, which would have a material adverse effect on our business financial position, results of operations and cash flows.
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
In our markets, the officers, general directors, other members of the management or employees of our operating companies may have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest which may in turn result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties or affiliates, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indenture governing the 2017 PIK Notes, the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility or the Reimbursement Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of March 31, 2015, the 200,000 shares of Series B preferred stock were convertible into 94,071,487 shares of Class A common stock. The TW Warrants are convertible into shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 49.5% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.5%, (without giving effect to the accretion of the Series B Preferred Stock after March 31, 2015). Furthermore, following the series of financing transactions conducted in 2014, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A Common Stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan and the issuance of the TW Guarantee in respect of the 2017 Euro Term Loan, in addition to being our largest shareholder Time Warner is our largest secured creditor, as it holds or guarantees 67.9% of our outstanding indebtedness as at March 31, 2015. Subject to certain exceptions under the indenture for the 2017 PIK Notes that limit Time Warner’s voting rights as a holder of the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes, as a lender under the 2017 Term Loan and the 2017 Revolving Credit Facility or as a guarantor under the Reimbursement Agreement. The 2017 Term Loan, the 2017 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 PIK Notes, including covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A Common Stock or other holders of our indebtedness.
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

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01+	Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	April 29, 2015	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01+	Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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