Form 10-Q
period 2015-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2015-07-29
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2015
Class A Common Stock, par value $0.08	135,802,274

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2015

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$38,013	$34,298
Accounts receivable, net (Note 7)	162,800	175,866
Program rights, net (Note 6)	99,692	99,358
Other current assets (Note 8)	38,860	35,481
Assets held for sale (Note 3)	9,347	29,866
Total current assets	348,712	374,869
Non-current assets
Property, plant and equipment, net (Note 9)	106,342	114,335
Program rights, net (Note 6)	174,716	207,264
Goodwill (Note 4)	636,267	681,398
Broadcast licenses and other intangible assets, net (Note 4)	163,643	183,378
Other non-current assets (Note 8)	52,573	58,116
Total non-current assets	1,133,541	1,244,491
Total assets	$1,482,253	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$166,628	$179,224
Current portion of long-term debt and other financing arrangements (Note 5)	258,385	252,859
Other current liabilities (Note 11)	21,557	7,812
Liabilities held for sale (Note 3)	4,997	10,632
Total current liabilities	451,567	450,527
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	620,256	621,240
Other non-current liabilities (Note 11)	55,104	46,485
Total non-current liabilities	675,360	667,725
Commitments and contingencies (Note 20)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2014 - 200,000) (Note 13)	232,330	223,926
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2014 – one)	—	—
135,801,524 shares of Class A Common Stock of $0.08 each (December 31, 2014 – 135,335,258)	10,864	10,827
Nil shares of Class B Common Stock of $0.08 each (December 31, 2014 – nil)	—	—
Additional paid-in capital	1,921,470	1,928,920
Accumulated deficit	(1,572,296)	(1,490,344)
Accumulated other comprehensive loss	(234,640)	(169,609)
Total CME Ltd. shareholders’ equity	125,398	279,794
Noncontrolling interests	(2,402)	(2,612)
Total equity	122,996	277,182
Total liabilities and equity	$1,482,253	$1,619,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$166,834	$192,811	$292,967	$333,516
Operating expenses:
Content costs	73,437	93,167	144,727	179,988
Other operating costs	17,422	21,109	34,460	42,580
Depreciation of property, plant and equipment	6,936	8,051	13,937	16,111
Amortization of broadcast licenses and other intangibles	3,434	3,187	6,933	6,414
Cost of revenues	101,229	125,514	200,057	245,093
Selling, general and administrative expenses	28,712	41,690	72,613	72,170
Restructuring costs (Note 15)	452	2,920	1,095	8,248
Operating income	36,441	22,687	19,202	8,005
Interest income	118	101	230	182
Interest expense (Note 16)	(41,746)	(39,070)	(81,864)	(66,950)
Loss on extinguishment of debt	—	(24,161)	—	(24,161)
Foreign currency exchange gain / (loss), net	2,289	(337)	(9,200)	(967)
Change in fair value of derivatives (Note 12)	(2,220)	2,361	(3,230)	2,311
Other expense, net	(3,091)	(533)	(3,445)	(498)
Loss before tax	(8,209)	(38,952)	(78,307)	(82,078)
Provision for income taxes	(3,460)	(2,400)	(3,605)	(274)
Loss from continuing operations	(11,669)	(41,352)	(81,912)	(82,352)
Income / (loss) from discontinued operations, net of tax (Note 3)	2,684	(11,154)	(604)	(18,787)
Net loss	(8,985)	(52,506)	(82,516)	(101,139)
Net loss attributable to noncontrolling interests	307	69	564	786
Net loss attributable to CME Ltd.	$(8,678)	$(52,437)	$(81,952)	$(100,353)

Net loss	$(8,985)	$(52,506)	$(82,516)	$(101,139)
Other comprehensive income / (loss):
Currency translation adjustment	39,581	(8,309)	(64,183)	(6,937)
Unrealized gain / (loss) on derivative instruments (Note 12)	533	—	(74)	—
Total other comprehensive income / (loss)	40,114	(8,309)	(64,257)	(6,937)
Comprehensive income / (loss)	31,129	(60,815)	(146,773)	(108,076)
Comprehensive loss / (income) attributable to noncontrolling interests	639	5	(210)	725
Comprehensive income / (loss) attributable to CME Ltd.	$31,768	$(60,810)	$(146,983)	$(107,351)

PER SHARE DATA (Note 18):
Net (loss) / income per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.11)	$(0.31)	$(0.61)	$(0.61)
Continuing operations attributable to CME Ltd. - Diluted	(0.11)	(0.31)	(0.61)	(0.61)
Discontinued operations attributable to CME Ltd. - Basic	0.02	(0.08)	(0.01)	(0.13)
Discontinued operations attributable to CME Ltd. - Diluted	0.02	(0.08)	(0.01)	(0.13)
Net loss attributable to CME Ltd. - Basic	(0.09)	(0.39)	(0.62)	(0.74)
Net loss attributable to CME Ltd. - Diluted	(0.09)	(0.39)	(0.62)	(0.74)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,743	146,445	146,675	146,410
Diluted	146,743	146,445	146,675	146,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	992	—	—	—	992
Share issuance, stock-based compensation	—	—	466,266	37	—	—	(37)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(8,405)	—	—	—	(8,405)
Net loss	—	—	—	—	—	—	—	(81,952)	—	(564)	(82,516)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(74)	—	(74)
Currency translation adjustment	—	—	—	—	—	—	—	—	(64,957)	774	(64,183)
BALANCE June 30, 2015	1	$—	135,801,524	$10,864	—	$—	$1,921,470	$(1,572,296)	$(234,640)	$(2,402)	$122,996

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	581	—	—	—	581
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock-based compensation	—	—	451,947	36	—	—	(36)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(7,803)	—	—	—	(7,803)
Net loss	—	—	—	—	—	—	—	(100,353)	—	(786)	(101,139)
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,998)	61	(6,937)
BALANCE June 30, 2014	1	$—	135,289,389	$10,823	—	$—	$1,936,394	$(1,363,269)	$(18,827)	$168	$565,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,516)	$(101,139)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	604	18,787
Amortization of program rights	142,972	174,728
Depreciation and other amortization	47,044	39,058
Interest paid in kind	43,681	727
Loss on extinguishment of debt	—	24,161
Loss / (gain) on disposal of fixed assets	3,280	(59)
Stock-based compensation (Note 17)	992	581
Change in fair value of derivatives (Note 12)	2,241	—
Foreign currency exchange loss, net	564	3,177
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	2,774	(19,121)
Accounts payable and accrued liabilities	(7,417)	(2,008)
Program rights	(148,217)	(171,374)
Other assets	(850)	1,651
Accrued interest	2,367	(3,136)
Income taxes payable	(263)	100
Deferred revenue	12,948	16,318
Deferred taxes	2,996	109
VAT and other taxes payable	18,322	4,881
Net cash generated from / (used in) continuing operating activities	$41,522	$(12,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(14,462)	$(14,044)
Disposal of property, plant and equipment	74	81
Net cash used in continuing investing activities	$(14,388)	$(13,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Debt	$—	$221,374
Repayments of Senior Debt	—	(400,673)
Debt transaction costs	(627)	(12,592)
Proceeds from credit facilities	—	16,801
Payment of credit facilities and capital leases	(26,726)	(463)
Issuance of common stock	—	191,825
Dividends paid to holders of noncontrolling interests	—	(46)
Net cash (used in) / provided by continuing financing activities	$(27,353)	$16,226

Net cash used in discontinued operations - operating activities	(1,630)	(1,684)
Net cash provided by / (used in) discontinued operations - investing activities	6,954	(116)
Net cash used in discontinued operations - financing activities	(56)	(605)

Impact of exchange rate fluctuations on cash and cash equivalents	(1,334)	(3,555)
Net increase / (decrease) in cash and cash equivalents	$3,715	$(16,256)
CASH AND CASH EQUIVALENTS, beginning of period	34,298	102,322
CASH AND CASH EQUIVALENTS, end of period	$38,013	$86,066

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$8,405	$7,803
Interest paid in kind	43,681	727
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
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 33 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially, with the exception of Romania, and are also distributed via cable and satellite. Our other channels are generally distributed terrestrially or via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars; all references to “BGN” are to Bulgarian leva; all references to “HRK” are to Croatian kuna; all references to “CZK” are to Czech koruna; all references to “RON” are to the New Romanian lei; and all references to “Euro” or “EUR” are to the European Union Euro.
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
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Our 2015 Convertible Notes mature on November 15, 2015. In November 2014, we entered into a commitment letter (the "2015 Refinancing Commitment Letter") with Time Warner Inc. ("Time Warner") pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility, which we have agreed will be Euro-denominated, to refinance the 2015 Convertible Notes at or immediately prior to their maturity. In connection with this, on July 2, 2015 we entered into a forward foreign exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations until the maturity date of the 2015 Convertible Notes. Once the transaction contemplated by the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future; however, funding of this transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. While we believe that we will be able to complete the transaction, if the transaction contemplated by the 2015 Refinancing Commitment Letter is not completed and we are unable to secure additional financing, we will be unable to meet our repayment obligations when the 2015 Convertible Notes mature. The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2015, we adopted guidance issued by the Financial Accounting Standards Board (the "FASB") in April 2014 (Accounting Standards Update No. 2014-08), which changed the requirements for reporting discontinued operations. Subsequent to January 1, 2015 the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results. In accordance with the adopted guidance, our operations classified as discontinued operations or held for sale prior to January 1, 2015, will continue to be accounted for under previous guidance.
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year, which would extend the effective date to our fiscal year beginning January 1, 2018, pending the issuance of an Accounting Standards Update. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
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
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued operations and assets held for sale prior to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the fourth quarter of 2013, we announced our intention to focus on our core television broadcast operations and commenced a process to divest certain non-core businesses. During 2014, we sold Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit; and Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in those countries, both of which were components of our Romania reporting unit. Additionally, we classified our Romanian studios, cinema, music, radio and remaining distribution businesses as held for sale in our consolidated balance sheets and as discontinued operations in our consolidated statements of operations and comprehensive income and consolidated statements of cash flows. These impacts have been retroactively applied to all periods presented. During the first half of 2015, we sold our music, radio and remaining distribution business in Romania.
In the fourth quarter of 2014, we committed to a plan to sell our excess facility in Bulgaria. During the second quarter of 2015, we recognized a loss of approximately US$ 3.1 million to carry the building and related land at fair value less costs to sell.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Assets held for sale
Cash and cash equivalents	$284	$1,742
Accounts receivable, net	1,276	3,232
Program rights	82	10,347
Property, plant and equipment	5,998	6,999
Other assets	1,707	7,546
Total assets held for sale	$9,347	$29,866

Liabilities held for sale
Accounts payable and accrued liabilities	$1,946	$6,893
Other liabilities	3,051	3,739
Total liabilities held for sale	$4,997	$10,632
Income / (loss) from discontinued operations, net of tax, comprised the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$2,621	$10,246	$5,106	$22,591

Income / (loss) from discontinued operations before income taxes	46	(2,273)	(460)	(2,311)
Credit for income taxes	114	25	67	16
Income / (loss) from discontinued operations, net of tax, before gain / (loss) on sale	160	(2,248)	(393)	(2,295)
Gain / (loss) on sale of divested businesses, net of tax (1)	2,524	(8,906)	(211)	(16,492)
Income / (loss) from discontinued operations, net of tax	$2,684	$(11,154)	$(604)	$(18,787)

(1)
Amount includes realized gains / losses on completed disposal transactions and losses related to fair value adjustments required to measure our assets held for sale at fair value less costs to sell for business classified as discontinued operations which are expected to be disposed in 2015. The fair value adjustment is a non-recurring fair value measurement based on active bids obtained from third-parties as part of the disposal process. This measurement of estimated fair value uses Level 3 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2015 and December 31, 2014 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Foreign currency	(2,462)	(47)	(31,897)	(6,562)	(4,163)	—	(45,131)
Balance, June 30, 2015	28,393	564	481,198	77,187	48,925	—	636,267
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, June 30, 2015	$173,032	$11,018	$768,743	$88,215	$48,925	$19,400	$1,109,333

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,603	$—	$85,603	$98,250	$—	$98,250
Amortized:
Broadcast licenses	195,757	(126,649)	69,108	209,279	(131,750)	77,529
Trademarks	5,629	(2,150)	3,479	—	—	—
Customer relationships	54,580	(49,501)	5,079	59,011	(51,858)	7,153
Other	3,683	(3,309)	374	3,877	(3,431)	446
Total	$345,252	$(181,609)	$163,643	$370,417	$(187,039)	$183,378
Our broadcast licenses comprise our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years. As at January 1, 2015, we determined that certain of our trademarks in our Romania segment were no longer indefinite-lived and have begun amortizing them as defensive intangible assets over their remaining useful life of 18 months. All other trademarks have an indefinite life.
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2015	December 31, 2014
Senior debt	$872,035	$867,367
Other credit facilities and capital leases	6,606	6,732
Total long-term debt and other financing arrangements	878,641	874,099
Less: current maturities	(258,385)	(252,859)
Total non-current long-term debt and other financing arrangements	$620,256	$621,240
Overview
Total senior debt and credit facilities comprised the following at June 30, 2015:

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(3,805)	$257,229	$11,907
2017 PIK Notes (1)	467,446	(157,174)	310,272	178,626
2017 Term Loan (2) (3)	35,509	(11,595)	23,914	13,199
2017 Revolving Credit Facility (3)	—	—	—	50,596
2017 Euro Term Loan	280,620	—	280,620	—
	1,044,609	(172,574)	872,035
Other credit facilities (4)	3,048	(251)	2,797	—
Total senior debt and credit facilities	$1,047,657	$(172,825)	$874,832

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

Senior Debt
Our senior debt comprised the following at June 30, 2015 and December 31, 2014:

	Carrying Amount		Fair Value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
2015 Convertible Notes	$257,229	$251,669	$262,321	$260,922
2017 PIK Notes	310,272	265,629	528,008	476,957
2017 Term Loan	23,914	20,573	39,684	35,923
2017 Revolving Credit Facility	—	25,000	—	25,000
2017 Euro Term Loan	280,620	304,496	280,620	304,496
	$872,035	$867,367	$1,110,633	$1,103,298
Convertible Notes
2015 Convertible Notes
As at June 30, 2015, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”) outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015. We intend to repay the 2015 Convertible Notes with the proceeds from a replacement facility arranged with the assistance of or provided by Time Warner pursuant to the 2015 Refinancing Commitment Letter. The 2015 Refinancing Commitment Letter contains customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes).
Interest is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at June 30, 2015 of US$ 262.3 million (December 31, 2014: US$ 260.9 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Prior to August 15, 2015, the 2015 Convertible Notes are convertible following certain events and from that date, at any time, based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. From time to time up to and including August 15, 2015, we will have the right to elect to deliver (i) shares of our Class A common stock, (ii) cash, or (iii) cash and, if applicable, shares of our Class A common stock upon conversion of the 2015 Convertible Notes. At present, we have elected to deliver cash and, if applicable, shares of our Class A common stock. As at June 30, 2015, the 2015 Convertible Notes may not be converted. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2014	$261,034	$(9,365)	$251,669	$11,907
Amortization of debt issuance discount	—	5,560	5,560	—
BALANCE June 30, 2015	$261,034	$(3,805)	$257,229	$11,907
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2017 PIK Notes
As at June 30, 2015, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 467.4 million. Interest is payable semi-annually in arrears on each June 1 and December 1, which the Company must pay in kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in kind. The 2017 PIK Notes mature on December 1, 2017. The fair value of the 2017 PIK Notes as at June 30, 2015 of US$ 528.0 million was calculated using comparable instruments that trade in active markets and, where available, actual trade history of the 2017 PIK Notes in a market that is not active. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 PIK Notes are senior secured obligations of CME Ltd., and are jointly and severally guaranteed by CME NV and CME BV and are secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. Under the terms of the indenture governing the 2017 PIK Notes, we are largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense of CME Ltd. and its Restricted Subsidiaries (as each is defined in the indenture) is less than 2.0 times. The terms of the 2017 PIK Notes also contain limitations on our ability to incur guarantees, grant liens, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, and make certain investments.
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at June 30, 2015.
2017 Term Loan
As at June 30, 2015, the principal amount outstanding of the 15.0% term loan facility due 2017 (the "2017 Term Loan") was US$ 35.5 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount, plus interest for which we paid in kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in kind. The Company has elected to pay interest in kind since the initial drawdown. The 2017 Term Loan matures on December 1, 2017. The fair value of the 2017 Term Loan as at June 30, 2015 of US$ 39.7 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 Term Loan is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The terms of the 2017 Term Loan contains limitations on our ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The 2017 Term Loan also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has more restrictive provisions, including covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults, than corresponding provisions contained in the indenture governing the 2017 PIK Notes.
Under the terms of the 2017 Term Loan, we are permitted to prepay the 2017 Term Loan in whole, but not in part, subject to the concurrent repayment and discharge of the 2017 PIK Notes.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at June 30, 2015.
2017 Revolving Credit Facility
Following a repayment in the amount of US$ 26.1 million in June 2015, we had no balance outstanding under a US$ 115.0 million revolving credit facility (the “2017 Revolving Credit Facility”), all of which was available to be drawn as at June 30, 2015. The 2017 Revolving Credit Facility matures on December 1, 2017.
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
2017 Euro Term Loan
As at June 30, 2015, the principal amount of our floating rate senior unsecured term credit facility (the "2017 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 280.6 million). The 2017 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable in cash quarterly in arrears on each March 12, June 12, September 12 and December 12. As at June 30, 2015, the weighted average interest rate on amounts outstanding under the 2017 Euro Term Loan was 1.50%. The 2017 Euro Term Loan matures on November 1, 2017. The fair value of the 2017 Euro Term Loan as at June 30, 2015 approximates its carrying value. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The 2017 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by Time Warner and certain of its subsidiaries. In connection with this guarantee, we entered into a reimbursement agreement (the “Reimbursement Agreement") with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Further, the Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. As consideration for the guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME Ltd. under the 2017 Euro Term Loan (the “Guarantee Fee Rate”). The guarantee fee is payable semi-annually in arrears on each May 1 and November 1, which the Company may pay in cash or in kind (by adding such semi-annual guarantee fee to any such amount then outstanding). The Company has elected to pay the guarantee fee in kind to date. The guarantee fee paid in kind is presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bears interest per annum at the Guarantee Fee Rate, payable semi-annually in arrears in cash or in kind (by adding such semi-annual guarantee fee to any such amount then outstanding) on each May 1 and November 1. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2017 Term Loan and the 2017 Revolving Credit Facility.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at June 30, 2015 and December 31, 2014:

		June 30, 2015	December 31, 2014
Credit facilities	(a) – (c)	$2,797	$3,100
Capital leases		3,809	3,632
Total credit facilities and capital leases		6,606	6,732
Less: current maturities		(1,156)	(1,190)
Total non-current credit facilities and capital leases		$5,450	$5,542

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2015, we had deposits of US$ 11.1 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2014, we had deposits of US$ 10.5 million in and no drawings on the BMG cash pool.

(b)
As at June 30, 2015 and December 31, 2014, there were no drawings outstanding under a CZK 825.0 million (approximately US$ 33.9 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 825.0 million (approximately US$ 33.9 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that receivables are factored and outstanding.

(c)
At June 30, 2015, our operations in Romania had an aggregate principal amount of RON 12.2 million (approximately US$ 3.0 million) (December 31, 2014, RON 12.5 million, approximately US$ 3.1 million based on June 30, 2015 rates) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. Upon acceptance of a particular project, the CNC awards an agreed level of funding to each project in the form of an interest-free loan. Loans from the CNC are typically advanced for a period of ten years and are repaid through the proceeds from the distribution of the film content. At June 30, 2015, we had 15 loans outstanding with the CNC with maturity dates ranging from 2017 to 2024. The carrying amounts at June 30, 2015 and December 31, 2014 are net of a fair value adjustment of US$ 0.3 million and US$ 0.3 million, respectively, arising on acquisition.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total Group
At June 30, 2015, the maturity of our senior debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2015 (1)	$261,034
2016	—
2017	783,921
2018	425
2019	289
2020 and thereafter	1,988
Total senior debt and credit facilities	1,047,657
Net discount	(172,825)
Carrying amount of senior debt and credit facilities	$874,832

(1)
Amount includes the outstanding principal amount of the 2015 Convertible Notes due November 15, 2015. As noted above, we have entered into the 2015 Refinancing Commitment Letter to refinance the 2015 Convertible Notes at or immediately prior to their maturity with a new facility which will mature in 2019.

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2015:

2015	$640
2016	1,112
2017	992
2018	728
2019	405
2020 and thereafter	75
Total undiscounted payments	3,952
Less: amount representing interest	(143)
Present value of net minimum lease payments	$3,809

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Program rights:
Acquired program rights, net of amortization	$196,273	$217,183
Less: current portion of acquired program rights	(99,692)	(99,358)
Total non-current acquired program rights	96,581	117,825
Produced program rights – Feature Films:
Released, net of amortization	3,716	4,553
Completed and not released	—	558
Produced program rights – Television Programs:
Released, net of amortization	59,302	60,691
Completed and not released	3,415	7,370
In production	11,193	15,786
Development and pre-production	509	481
Total produced program rights	78,135	89,439
Total non-current acquired program rights and produced program rights	$174,716	$207,264
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unrelated customers	$173,740	$186,404
Less: allowance for bad debts and credit notes	(10,940)	(10,692)
Related parties	—	197
Less: allowance for bad debts and credit notes	—	(43)
Total accounts receivable	$162,800	$175,866
8.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current:
Prepaid acquired programming	$19,353	$19,162
Other prepaid expenses	8,514	5,627
Deferred tax	7,875	8,127
VAT recoverable	1,083	835
Income taxes recoverable	189	135
Other	1,846	1,595
Total other current assets	$38,860	$35,481

	June 30, 2015	December 31, 2014
Non-current:
Capitalized debt costs	$47,914	$55,472
Deferred tax	169	456
Other	4,490	2,188
Total other non-current assets	$52,573	$58,116
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Land and buildings	$95,790	$103,248
Machinery, fixtures and equipment	162,359	172,929
Other equipment	33,187	36,516
Software licenses	54,665	56,176
Construction in progress	4,707	3,325
Total cost	350,708	372,194
Less: Accumulated depreciation	(244,366)	(257,859)
Total net book value	$106,342	$114,335

Assets held under capital leases (included in the above)
Land and buildings	$3,910	$4,243
Machinery, fixtures and equipment	4,125	3,325
Total cost	8,035	7,568
Less: Accumulated depreciation	(3,049)	(2,760)
Total net book value	$4,986	$4,808

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the six months ended June 30, 2015 and 2014 is comprised of:

	For the Six Months Ended June 30,
	2015	2014
Opening balance	$114,335	$142,907
Additions	14,313	9,271
Disposals	(252)	(22)
Depreciation	(13,937)	(16,111)
Foreign currency movements	(8,117)	(780)
Ending balance	$106,342	$135,265
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$49,417	$55,564
Related party accounts payable	98	43
Programming liabilities	36,647	42,828
Related party programming liabilities	16,728	24,980
Duties and other taxes payable	40,477	23,341
Accrued staff costs	15,977	21,168
Accrued interest payable	1,923	1,958
Related party accrued interest payable	101	173
Income taxes payable	220	460
Accrued legal contingencies and professional fees	1,347	3,004
Authors’ rights	2,486	4,434
Other accrued liabilities	1,207	1,271
Total accounts payable and accrued liabilities	$166,628	$179,224
Duties and other taxes payable includes accruals for charges related to the ongoing tax audits of certain subsidiaries in Romania in the fourth quarter of 2014 and the first quarter of 2015 (see Note 20, "Commitments and Contingencies").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current:
Deferred revenue	$17,165	$4,938
Deferred tax	251	279
Derivative liabilities	2,241	—
Restructuring provision (Note 15)	947	1,558
Legal provision	923	995
Other	30	42
Total other current liabilities	$21,557	$7,812

	June 30, 2015	December 31, 2014
Non-current:
Deferred tax	$28,560	$27,370
Programming liabilities	14	1,699
Related party programming liabilities	—	316
Related party commitment fee payable (1)	9,136	9,136
Related party guarantee fee payable (2)	10,726	1,163
Accrued interest (3)	909	846
Related party accrued interest (3)	4,934	4,589
Other	825	1,366
Total other non-current liabilities	$55,104	$46,485

(1)
Represents the commitment fee payable to Time Warner in respect of its obligation under the 2015 Refinancing Commitment Letter. The commitment fee is payable by the maturity date of the replacement facility, November 1, 2019, or earlier if the repayment of the replacement facility is accelerated. The commitment fee will bear interest at 8.5% per annum commencing on the effective date of the replacement facility. Interest on the commitment fee is payable in arrears on each May 1 and November 1, beginning May 1, 2016 and may be paid in cash or in kind, at our election.

(2)
Represents the fee payable to Time Warner for Time Warner's guarantee of the 2017 Euro Term Loan. The guarantee fee is calculated as 8.5% less the interest rate per annum payable under the 2017 Euro Term Loan (fixed pursuant to the interest rate hedges entered into) (the "Guarantee Fee Rate") multiplied by the average outstanding principal of the 2017 Euro Term Loan. The guarantee fee is payable, in cash or in kind on a semi-annual basis in arrears on each May 1 and November 1. The Company has elected to pay the guarantee fee in kind to date. Amounts of the guarantee fee paid in kind bear interest at the Guarantee Fee Rate, which is payable, in cash or in kind, in arrears on each May 1 and November 1.

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In the fourth quarter of 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2017 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the three and six months ended June 30, 2015, we did not recognize any charges related to hedge ineffectiveness.
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2014	$(581)
Loss on interest rate swaps	(297)
Reclassified to interest expense	223
BALANCE June 30, 2015	$(655)
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Currency forward contracts	$(2,220)	$2,361	$(3,230)	$2,311
Foreign Currency Risk
On March 11, 2015, we entered into two forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 76.9 million, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under certain dollar-denominated agreements expected to be made during 2015. The forward foreign exchange contracts mature on December 21, 2015. As at June 30, 2015, we had forward foreign exchange contracts with aggregate notional amounts of US$ 39.1 million outstanding.
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
In connection with the refinancing of the 2015 Convertible Notes pursuant to the 2015 Refinancing Commitment Letter, we entered into a forward exchange contract on July 2, 2015 with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations until the maturity date of the 2015 Convertible Notes. We have agreed that any such refinancing will be with a Euro-denominated facility.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at June 30, 2015 and December 31, 2014. As at June 30, 2015 and December 31, 2014, the carrying value of the Series B Preferred Shares was US$ 232.3 million and US$ 223.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor").
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including June 25, 2013, the date of issuance, to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A common stock by a group would not be greater than 49.9% of the outstanding shares of Class A common stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2015, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2015 and 2014, we recognized accretion on the Series B Preferred Shares of US$ 4.3 million and US$ 8.4 million; and US$ 4.0 million and US$ 7.8 million respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized at June 30, 2015 and December 31, 2014.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2015 and December 31, 2014. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2015 and December 31, 2014 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2015 and December 31, 2014. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135,801,524 and 135,335,258 shares of Class A common stock outstanding at June 30, 2015 and December 31, 2014, respectively, and no shares of Class B common stock outstanding at June 30, 2015 and December 31, 2014.
As at June 30, 2015, TW Investor owns 45.2% of the outstanding shares of Class A common stock and has a 49.4% voting interest in the Company due to its ownership of the Series A Preferred Share.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Common Stock Warrants
As at June 30, 2015, warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from May 2, 2016 to May 2, 2018, were outstanding. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise its warrants prior to May 2, 2016 at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A common stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Exchange Act).
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
The warrants are classified in additional paid-in capital, a component of equity and are not subject to subsequent revaluation. The fair value of the warrants issued in the rights offering conducted by the Company in 2014 (the "Unit Warrants") is accounted for as a discount to the 2017 PIK Notes. The fair value of the warrants issued to Time Warner in certain related financing transactions (the "Initial Warrants") is accounted for as a discount on the 2017 Term Loan and as debt issuance costs for the 2017 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").
As at June 30, 2015, warrants to purchase up to 850,000 shares of Class A common stock at a price of US$ 21.75 per share were also outstanding. These warrants expire on December 9, 2015.
15.    RESTRUCTURING COSTS
2014 Initiatives
During 2014, we undertook restructuring actions to optimize our cost base across a number of country operations (the "2014 Initiatives"). Actions under the 2014 Initiatives were completed as at December 31, 2014 and payments are expected to be substantially completed by December 31, 2015.
2015 Initiatives
During the first half of 2015, we continued to take restructuring actions to optimize our cost base across a number of departments (the "2015 Initiatives"). These actions were not contemplated under the 2014 Initiatives. We expect actions under the 2015 Initiatives to be completed by the end of 2015.
Information relating to restructuring by type of cost is as follows:

	2014 Initiatives			2015 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2014	$1,385	$173	$1,558	$—	$—	$—	$1,558
Costs incurred	—	—	—	1,278	—	1,278	1,278
Cash paid	(771)	(95)	(866)	(762)	—	(762)	(1,628)
Accrual reversal	(183)	—	(183)	—	—	—	(183)
Foreign currency movements	(29)	(13)	(42)	(36)	—	(36)	(78)
BALANCE June 30, 2015	$402	$65	$467	$480	$—	$480	$947

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

A summary of restructuring charges for the three and six months ended June 30, 2015 and 2014, by operating segment is as follows:

	For the Three Months Ended June 30,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Czech Republic	$—	$—	$—	$—	$901	$—	$—	$901
Romania	452	—	—	452	1,976	—	—	1,976
Slovak Republic	—	—	—	—	39	4	—	43
Total restructuring costs	$452	$—	$—	$452	$2,916	$4	$—	$2,920

	For the Six Months Ended June 30,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$—	$—	$—	$—	$3,317	$42	$—	$3,359
Czech Republic	—	—	—	—	1,341	—	—	1,341
Romania	1,278	—	(183)	1,095	3,685	—	—	3,685
Slovak Republic	—	—	—	—	400	23	(560)	(137)
Total restructuring costs	$1,278	$—	$(183)	$1,095	$8,743	$65	$(560)	$8,248
16.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest on Senior Debt and other financing arrangements	$28,072	$28,733	$55,690	$50,417
Amortization of capitalized debt issuance costs	3,864	5,817	7,701	10,061
Amortization of debt issuance discount and premium, net	9,810	4,520	18,473	6,472
Total interest expense	$41,746	$39,070	$81,864	$66,950
We paid cash interest of US$ 9.3 million and US$ 52.8 million during the six months ended June 30, 2015 and 2014, respectively.
17.    STOCK-BASED COMPENSATION
At the Company's annual general meeting held on June 1, 2015, our shareholders voted for the approval of the 2015 Stock Incentive Plan (the "2015 Plan"). Under the 2015 Plan, 6,000,000 shares have been authorized for grants of stock options, restricted stock units ("RSUs"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under the Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees at the discretion of the Compensation Committee and to directors pursuant to an annual automatic grant or at the discretion of the Board of Directors. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$584	$330	$992	$581

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock Options
A summary of option activity for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	155,000	$29.88	0.92	$—
Granted	1,600,000	2.29
Forfeited	(20,000)	23.12
Expired	(69,000)	28.23
Outstanding at June 30, 2015	1,666,000	$3.53	9.57	$—
Vested and expected to vest	1,666,000	3.53	9.57	—
Exercisable at June 30, 2015	66,000	$33.66	0.93	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of June 30, 2015 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2015. This amount changes based on the fair value of our Class A common stock. As at June 30, 2015, there was US$ 2.4 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.9 years.
Restricted Stock Units
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
The following table summarizes information about unvested RSUs as at June 30, 2015:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,367,234	$3.06
Granted RSUs	1,661,430	2.56
Vested	(465,136)	3.16
Forfeited	(5,272)	3.71
Unvested at June 30, 2015	2,558,256	$2.72
As at June 30, 2015, the intrinsic value of unvested RSUs was US$ 5.6 million. Total unrecognized compensation expense related to unvested RSUs as at June 30, 2015 was US$ 4.3 million and is expected to be recognized over a weighted-average period of 3.2 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Loss from continuing operations	$(11,669)	$(41,352)	$(81,912)	$(82,352)
Net loss attributable to noncontrolling interests	307	69	564	786
Less: preferred dividend paid in kind	(4,264)	(3,959)	(8,405)	(7,803)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(15,626)	(45,242)	(89,753)	(89,369)
Income / (loss) from discontinued operations, net of tax (Note 3)	2,684	(11,154)	(604)	(18,787)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(12,942)	$(56,396)	$(90,357)	$(108,156)

Effect of dilutive securities
Preferred dividend paid in kind	—	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(12,942)	$(56,396)	$(90,357)	$(108,156)

Weighted average outstanding shares of common stock - Basic (1)	146,743	146,445	146,675	146,410
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - Diluted	146,743	146,445	146,675	146,410

Net (loss) / income per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.11)	$(0.31)	$(0.61)	$(0.61)
Continuing operations attributable to CME Ltd. - Diluted	(0.11)	(0.31)	(0.61)	(0.61)
Discontinued operations attributable to CME Ltd. - Basic	0.02	(0.08)	(0.01)	(0.13)
Discontinued operations attributable to CME Ltd. - Diluted	0.02	(0.08)	(0.01)	(0.13)
Net loss attributable to CME Ltd. - Basic	(0.09)	(0.39)	(0.62)	(0.74)
Net loss attributable to CME Ltd. - Diluted	(0.09)	(0.39)	(0.62)	(0.74)

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

At June 30, 2015, 4,366,712 (December 31, 2014: 1,324,920) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under the 2015 Convertible Notes were antidilutive to net income at June 30, 2015. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2015 and 2014 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at June 30, 2015 and December 31, 2014 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Bulgaria	$19,420	$23,912	$36,204	$43,188
Croatia	16,242	19,470	28,235	32,967
Czech Republic	52,131	59,299	87,096	98,332
Romania	44,034	49,431	77,556	86,288
Slovak Republic	20,236	24,211	37,774	42,357
Slovenia	15,063	17,585	26,543	31,846
Intersegment revenues(1)	(292)	(1,097)	(441)	(1,462)
Total net revenues	$166,834	$192,811	$292,967	$333,516

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Bulgaria	$4,045	$5,634	$6,243	$2,888
Croatia	4,972	4,856	6,834	5,527
Czech Republic	24,238	20,700	34,329	23,413
Romania	15,419	11,774	18,780	16,100
Slovak Republic	3,627	3,060	3,482	(102)
Slovenia	963	2,690	1,323	3,205
Elimination	15	(63)	(35)	322
Total operating segments	53,279	48,651	70,956	51,353
Corporate	(6,468)	(7,841)	(12,697)	(13,938)
Total OIBDA	$46,811	$40,810	$58,259	$37,415

Reconciliation to condensed consolidated statements of operations and comprehensive income:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total OIBDA	$46,811	$40,810	$58,259	$37,415
Depreciation of property, plant and equipment	(6,936)	(8,051)	(13,937)	(16,111)
Amortization of broadcast licenses and other intangibles	(3,434)	(3,187)	(6,933)	(6,414)
Other items (1)	—	(6,885)	(18,187)	(6,885)
Operating income	36,441	22,687	19,202	8,005
Interest income	118	101	230	182
Interest expense (Note 16)	(41,746)	(39,070)	(81,864)	(66,950)
Loss on extinguishment of debt	—	(24,161)	—	(24,161)
Foreign currency exchange gain / (loss), net	2,289	(337)	(9,200)	(967)
Change in fair value of derivatives (Note 12)	(2,220)	2,361	(3,230)	2,311
Other expense, net	(3,091)	(533)	(3,445)	(498)
Loss before tax	$(8,209)	$(38,952)	$(78,307)	$(82,078)

(1)
Other items for the six months ended June 30, 2015 consists solely of a charge related to the ongoing tax audit of Pro TV in Romania which was accrued in the first quarter of 2015. Following legislation enacted in July 2015 in Romania, we expect to reverse substantially all of the charges related to the tax audits during the third quarter of 2015 (see Note 20, "Commitments and Contingencies"). Other items for the three and six months ended ended June 30, 2014, is comprised of a fine the competition committee in Slovenia was seeking to impose which was subsequently overturned in the fourth quarter of 2014.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total assets(1):	June 30, 2015	December 31, 2014
Bulgaria	$130,513	$141,055
Croatia	55,867	58,000
Czech Republic	753,647	803,361
Romania	269,156	297,256
Slovak Republic	120,036	134,544
Slovenia	72,527	78,403
Total operating segments	1,401,746	1,512,619
Corporate	71,160	76,875
Assets held for sale	9,347	29,866
Total assets	$1,482,253	$1,619,360

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Bulgaria	$764	$555	$1,463	$1,078
Croatia	407	382	935	847
Czech Republic	2,080	742	4,576	5,364
Romania	1,867	1,242	2,587	2,057
Slovak Republic	601	137	1,747	930
Slovenia	626	930	1,560	1,714
Total operating segments	6,345	3,988	12,868	11,990
Corporate	636	1,089	1,594	2,054
Total capital expenditures	$6,981	$5,077	$14,462	$14,044

Long-lived assets(1):	June 30, 2015	December 31, 2014
Bulgaria	$4,588	$4,187
Croatia	4,399	5,579
Czech Republic	39,049	40,940
Romania	21,479	22,110
Slovak Republic	16,192	17,374
Slovenia	14,518	16,647
Total operating segments	100,225	106,837
Corporate	6,117	7,498
Total long-lived assets	$106,342	$114,335

(1)	Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Television advertising	$141,557	$161,686	$243,172	$275,176
Carriage fees and subscriptions	18,427	21,095	37,205	40,921
Other	6,850	10,030	12,590	17,419
Total net revenues	$166,834	$192,811	$292,967	$333,516

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2015, we had total commitments of US$ $171.9 million (December 31, 2014: US$ 177.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2015	$30,121	$13,033	$1,810	$6,940
2016	63,932	12,129	2,298	626
2017	39,325	3,962	1,515	—
2018	27,869	3,204	1,007	—
2019	10,423	10,411	806	—
2020 and thereafter	220	386	1,511	—
Total	$171,890	$43,125	$8,947	$7,566
b) Other
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
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014, the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA has appealed this decision.
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
c) Romanian Tax Audits
Certain of our subsidiaries in Romania are currently being audited by the Romanian tax authorities. The audit of Pro TV covers the years 2009 to 2013. The audits of Studiourile Media Pro SA ("MPS") and Media Pro Entertainment Romania SA ("MPE") cover the years 2010 to 2013 and 2009 to 2013, respectively, and are currently suspended in connection with investigations being conducted by the Romanian authorities there. (See Part II, Item 1, “MPS and MPE Investigations”.) These audits are focused on a range of matters, including corporate income taxes, payroll tax liabilities and value added tax (“VAT”).
In the course of their audit of Pro TV, the tax authorities are scrutinizing in particular the nature of the relationship between Pro TV and a third party services company through which a considerable number of freelance staff were engaged by Pro TV throughout the period of the audit. The tax authorities are evaluating whether such freelance staff were sufficiently independent of Pro TV. In the event the tax authorities conclude such freelance staff were dependent and should have been treated as employees, their activities would be requalified as dependent and payments made to them would be treated as salary and subject to deductions for payroll taxes. Pro TV would be liable for any unpaid payroll taxes as well as penalties and interest. The tax authorities are also reviewing whether certain activities of other individuals retained directly by Pro TV, MPS and MPE should have been classified as dependent.
In connection with these audits, we provided US$ 12.0 million in the fourth quarter of 2014 in respect of certain individuals retained directly by Pro TV, MPS and MPE and an additional US$ 18.2 million in the first quarter of 2015 that related to freelance staff engaged by Pro TV through the third party services company.
On July 23, 2015, legislation was enacted in Romania which, among other things, annuls potential liabilities for payroll taxes, penalties and interest for the periods prior to July 1, 2015 that would arise as a result of the requalification of activities as dependent. Regulations implementing this legislation are to be adopted by the fiscal authorities in Romania and are expected to come into force before the end of the third quarter. Following enactment of the legislation, we expect to release substantially all of the reserves related to the Romanian tax audit established in the fourth quarter of 2014 and the first quarter of 2015.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The Pro TV audit is ongoing although it is likely that the authorities will complete this audit during the third quarter of 2015; we do not know how long the suspension of the audits of MPS and MPE will continue. Therefore, at the present time we are unable to determine when the tax authorities will complete their audits of MPS and MPE or what assessments may be issued, or estimate what the amount of such assessments may be.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.4% voting interest in CME Ltd. as at June 30, 2015, as material related party transactions.
Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$—	$14	$22	$18
Cost of revenues	9,565	3,535	11,864	9,334
Interest expense	30,419	18,501	59,585	18,501

	June 30, 2015	December 31, 2014
Programming liabilities	$16,728	$24,980
Other accounts payable and accrued liabilities	42	150
Accounts receivable, gross	—	197
Long-term debt and other financing arrangements (1)	285,898	269,862
Accrued interest payable (2)	5,035	4,763
Other non-current liabilities (3)	19,862	10,299

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and June 30, 2014:
Condensed Consolidating Balance Sheets as at June 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$258	$1,376	$36,379	$—	$38,013
Accounts receivable, net	—	—	162,800	—	162,800
Program rights, net	—	—	99,692	—	99,692
Other current assets	650	1,213	36,997	—	38,860
Assets held for sale	—	—	9,347	—	9,347
Intercompany current assets	14,615	3,164	69,835	(87,614)	—
Total current assets	15,523	5,753	415,050	(87,614)	348,712
Non-current assets
Investments in subsidiaries	83,780	1,388,414	—	(1,472,194)	—
Property, plant and equipment, net	—	—	106,342	—	106,342
Program rights, net	—	—	174,716	—	174,716
Goodwill	—	—	636,267	—	636,267
Broadcast licenses and other intangible assets, net	—	—	163,643	—	163,643
Other non-current assets	47,913	2,771	1,889	—	52,573
Intercompany non-current assets	1,151,328	37,127	289,258	(1,477,713)	—
Total non-current assets	1,283,021	1,428,312	1,372,115	(2,949,907)	1,133,541
Total assets	$1,298,544	$1,434,065	$1,787,165	$(3,037,521)	$1,482,253

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,893	$206	$163,529	$—	$166,628
Current portion of long-term debt and other financing arrangements	257,229	—	1,156	—	258,385
Other current liabilities	2,404	—	19,153	—	21,557
Liabilities held for sale	—	—	4,997	—	4,997
Intercompany current liabilities	—	86,361	1,253	(87,614)	—
Total current liabilities	262,526	86,567	190,088	(87,614)	451,567
Non-current liabilities
Long-term debt and other financing arrangements	614,806	—	5,450	—	620,256
Other non-current liabilities	26,356	—	28,748	—	55,104
Intercompany non-current liabilities	37,128	1,290,296	150,289	(1,477,713)	—
Total non-current liabilities	678,290	1,290,296	184,487	(1,477,713)	675,360
Temporary equity	232,330	—	—	—	232,330
Total CME Ltd. shareholders’ equity	125,398	57,202	1,414,992	(1,472,194)	125,398
Noncontrolling interests	—	—	(2,402)	—	(2,402)
Total equity	125,398	57,202	1,412,590	(1,472,194)	122,996
Total liabilities and equity	$1,298,544	$1,434,065	$1,787,165	$(3,037,521)	$1,482,253

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended June 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$166,834	$—	$166,834
Cost of revenues	—	—	101,229	—	101,229
Selling, general and administrative expenses	4,186	46	24,480	—	28,712
Restructuring costs	—	—	452	—	452
Operating (loss) / income	(4,186)	(46)	40,673	—	36,441
Interest income	23,686	794	6,074	(30,436)	118
Interest expense	(42,407)	(26,666)	(3,109)	30,436	(41,746)
Foreign currency exchange gain / (loss), net	1,370	(1,870)	2,789	—	2,289
Change in fair value of derivatives	(2,220)	—	—	—	(2,220)
Other income / (expense), net	—	301	(3,392)	—	(3,091)
(Loss) / income from continuing operations before tax and income from investment in subsidiaries	(23,757)	(27,487)	43,035	—	(8,209)
Credit / (provision) for income taxes	—	3,963	(7,423)	—	(3,460)
(Loss) / income from continuing operations before income from investment in subsidiaries	(23,757)	(23,524)	35,612	—	(11,669)
Income from investment in subsidiaries	15,079	36,541	—	(51,620)	—
(Loss) / income from continuing operations	(8,678)	13,017	35,612	(51,620)	(11,669)
Income from discontinued operations, net of tax	—	2,062	622	—	2,684
Net (loss) / income	(8,678)	15,079	36,234	(51,620)	(8,985)
Net loss attributable to noncontrolling interests	—	—	307	—	307
Net (loss) / income attributable to CME Ltd.	$(8,678)	$15,079	$36,541	$(51,620)	$(8,678)

Net (loss) / income	$(8,678)	$15,079	$36,234	$(51,620)	$(8,985)
Other comprehensive income	40,446	1,481	59,921	(61,734)	40,114
Comprehensive income	31,768	16,560	96,155	(113,354)	31,129
Comprehensive loss attributable to noncontrolling interests	—	—	639	—	639
Comprehensive income attributable to CME Ltd.	$31,768	$16,560	$96,794	$(113,354)	$31,768

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$292,967	$—	$292,967
Cost of revenues	—	—	200,057	—	200,057
Selling, general and administrative expenses	8,532	215	63,866	—	72,613
Restructuring costs	—	—	1,095	—	1,095
Operating (loss) / income	(8,532)	(215)	27,949	—	19,202
Interest income	47,972	1,589	11,986	(61,317)	230
Interest expense	(83,140)	(53,807)	(6,234)	61,317	(81,864)
Foreign currency exchange loss, net	(1,017)	(5,012)	(3,171)	—	(9,200)
Change in fair value of derivatives	(3,230)	—	—	—	(3,230)
Other income / (expense), net	—	73	(3,518)	—	(3,445)
(Loss) / income from continuing operations before tax and (loss) / income from investment in subsidiaries	(47,947)	(57,372)	27,012	—	(78,307)
Credit / (provision) for income taxes	—	8,473	(12,078)	—	(3,605)
(Loss) / income from continuing operations before (loss) / income from investment in subsidiaries	(47,947)	(48,899)	14,934	—	(81,912)
(Loss) / income from investment in subsidiaries	(34,005)	10,543	—	23,462	—
(Loss) / income from continuing operations	(81,952)	(38,356)	14,934	23,462	(81,912)
Income / (loss) from discontinued operations, net of tax	—	4,351	(4,955)	—	(604)
Net (loss) / income	(81,952)	(34,005)	9,979	23,462	(82,516)
Net loss attributable to noncontrolling interests	—	—	564	—	564
Net (loss) / income attributable to CME Ltd.	$(81,952)	$(34,005)	$10,543	$23,462	$(81,952)

Net (loss) / income	$(81,952)	$(34,005)	$9,979	$23,462	$(82,516)
Other comprehensive (loss) / income	(65,031)	12,842	(102,293)	90,225	(64,257)
Comprehensive loss	(146,983)	(21,163)	(92,314)	113,687	(146,773)
Comprehensive income attributable to noncontrolling interests	—	—	(210)	—	(210)
Comprehensive loss attributable to CME Ltd.	$(146,983)	$(21,163)	$(92,524)	$113,687	$(146,983)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the three months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$192,811	$—	$192,811
Cost of revenues	—	—	125,514	—	125,514
Selling, general and administrative expenses	5,289	275	36,126	—	41,690
Restructuring costs	—	—	2,920	—	2,920
Operating (loss) / income	(5,289)	(275)	28,251	—	22,687
Interest income	34,537	7,058	95	(41,589)	101
Interest expense	(38,217)	(34,476)	(7,966)	41,589	(39,070)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Foreign currency exchange gain / (loss), net	784	(2,830)	1,709	—	(337)
Change in fair value of derivatives	2,361	426	(426)	—	2,361
Other expense, net	—	—	(533)	—	(533)
(Loss) / income from continuing operations before tax and (loss) / income on investment in subsidiaries	(29,985)	(30,097)	21,130	—	(38,952)
Credit / (provision) for income taxes	—	4,326	(6,726)	—	(2,400)
(Loss) / income from continuing operations before (loss) / income on investment in subsidiaries	(29,985)	(25,771)	14,404	—	(41,352)
(Loss) / income from investment in subsidiaries	(22,452)	3,319	—	19,133	—
(Loss) / income from continuing operations	(52,437)	(22,452)	14,404	19,133	(41,352)
Loss from discontinued operations, net of tax	—	—	(11,154)	—	(11,154)
Net (loss) / income	(52,437)	(22,452)	3,250	19,133	(52,506)
Net loss attributable to noncontrolling interests	—	—	69	—	69
Net (loss) / income attributable to CME Ltd.	$(52,437)	$(22,452)	$3,319	$19,133	$(52,437)

Net (loss) / income	$(52,437)	$(22,452)	$3,250	$19,133	$(52,506)
Other comprehensive (loss) / income	(8,373)	142,853	155,843	(298,632)	(8,309)
Comprehensive (loss) / income	(60,810)	120,401	159,093	(279,499)	(60,815)
Comprehensive loss attributable to noncontrolling interests	—	—	5	—	5
Comprehensive (loss) / income attributable to CME Ltd.	$(60,810)	$120,401	$159,098	$(279,499)	$(60,810)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Operations for the six months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$333,516	$—	$333,516
Cost of revenues	—	—	245,093	—	245,093
Selling, general and administrative expenses	8,956	527	62,687	—	72,170
Restructuring costs	—	—	8,248	—	8,248
Operating (loss) / income	(8,956)	(527)	17,488	—	8,005
Interest income	73,728	14,105	169	(87,820)	182
Interest expense	(64,624)	(73,606)	(16,540)	87,820	(66,950)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Foreign currency exchange gain / (loss), net	962	(3,722)	1,793	—	(967)
Change in fair value of derivatives	2,311	(2,429)	2,429	—	2,311
Other expense, net	—	—	(498)	—	(498)
(Loss) / income from continuing operations before tax and loss on investment in subsidiaries	(20,740)	(66,179)	4,841	—	(82,078)
Credit / (provision) for income taxes	—	7,929	(8,203)	—	(274)
Loss from continuing operations before loss on investment in subsidiaries	(20,740)	(58,250)	(3,362)	—	(82,352)
Loss from investment in subsidiaries	(79,613)	(21,363)	—	100,976	—
Loss from continuing operations	(100,353)	(79,613)	(3,362)	100,976	(82,352)
Loss from discontinued operations, net of tax	—	—	(18,787)	—	(18,787)
Net loss	(100,353)	(79,613)	(22,149)	100,976	(101,139)
Net loss attributable to noncontrolling interests	—	—	786	—	786
Net loss attributable to CME Ltd.	$(100,353)	$(79,613)	$(21,363)	$100,976	$(100,353)

Net loss	$(100,353)	$(79,613)	$(22,149)	$100,976	$(101,139)
Other comprehensive loss	(6,998)	(18,743)	(5,960)	24,764	(6,937)
Comprehensive loss	(107,351)	(98,356)	(28,109)	125,740	(108,076)
Comprehensive loss attributable to noncontrolling interests	—	—	725	—	725
Comprehensive loss attributable to CME Ltd.	$(107,351)	$(98,356)	$(27,384)	$125,740	$(107,351)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from continuing operating activities	$16,113	$9,737	$15,672	$—	$41,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(14,462)	—	(14,462)
Disposal of property, plant and equipment	—	—	74	—	74
Intercompany investing receipts	19,150	764	3,013	(22,927)	—
Intercompany investing payments	(15,896)	(17,482)	(18,653)	52,031	—
Net cash provided by / (used in) continuing investing activities	$3,254	$(16,718)	$(30,028)	$29,104	$(14,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	(627)	—	—	—	(627)
Payment of credit facilities and capital leases	(26,117)	—	(609)	—	(26,726)
Intercompany financing receipts	7,022	24,211	20,798	(52,031)	—
Intercompany financing payments	—	(22,163)	(764)	22,927	—
Net cash (used in) / provided by continuing financing activities	$(19,722)	$2,048	$19,425	$(29,104)	$(27,353)

Net cash used in discontinued operations - operating activities	—	—	(1,630)	—	(1,630)
Net cash provided by discontinued operations - investing activities	—	3,779	3,175	—	6,954
Net cash used in discontinued operations - financing activities	—	—	(56)	—	(56)

Impact of exchange rate fluctuations on cash	—	(401)	(933)	—	(1,334)
Net (decrease) / increase in cash and cash equivalents	$(355)	$(1,555)	$5,625	$—	$3,715
CASH AND CASH EQUIVALENTS, beginning of period	613	2,931	30,754	—	34,298
CASH AND CASH EQUIVALENTS, end of period	$258	$1,376	$36,379	$—	$38,013

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(16,852)	$(29,208)	$33,501	$—	$(12,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(14,044)	—	(14,044)
Disposal of property, plant and equipment	—	—	81	—	81
Intercompany investing receipts	315,249	41,186	—	(356,435)	—
Intercompany investing payments	(326,665)	(28,019)	—	354,684	—
Net cash (used in) / provided by continuing investing activities	$(11,416)	$13,167	$(13,963)	$(1,751)	$(13,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(400,673)	—	—	—	(400,673)
Debt transactions costs	(10,998)	—	(1,594)	—	(12,592)
Issuance of Senior Notes	221,374	—	—	—	221,374
Proceeds from credit facilities	16,801	—	—	—	16,801
Payment of credit facilities and capital leases	—	—	(463)	—	(463)
Issuance of common stock warrants	191,825	—	—	—	191,825
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	326,665	28,019	(354,684)	—
Intercompany financing payments	—	(315,249)	(41,186)	356,435	—
Net cash provided by / (used in) continuing financing activities	$18,329	$11,416	$(15,270)	$1,751	$16,226

Net cash used in discontinued operations - operating activities	—	—	(1,684)	—	(1,684)
Net cash used in discontinued operations - investing activities	—	—	(116)	—	(116)
Net cash used in discontinued operations - financing activities	—	—	(605)	—	(605)

Impact of exchange rate fluctuations on cash	—	44	(3,599)	—	(3,555)
Net decrease in cash and cash equivalents	$(9,939)	$(4,581)	$(1,736)	$—	$(16,256)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	77,439	—	102,322
CASH AND CASH EQUIVALENTS, end of period	$9,522	$841	$75,703	$—	$86,066

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

23.    SUBSEQUENT EVENTS
Romanian Tax Audits
On July 23, 2015, legislation was enacted in Romania which, among other things, annuls potential liabilities for payroll taxes, penalties and interest for the periods prior to July 1, 2015 that would arise as a result of the requalification of activities as dependent. Regulations implementing this legislation are to be adopted by the fiscal authorities in Romania and are expected to come into force before the end of the third quarter. Following enactment of the legislation, we expect to release substantially all of the reserves related to the Romanian tax audits established in the fourth quarter of 2014 and the first quarter of 2015 (see Note 20, "Commitments and Contingencies").

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the term “2016 Fixed Rate Notes” refers to our redeemed and discharged 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to our redeemed and discharged 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015; the term "2017 Term Loan" refers to our 15.0% term loan due 2017; the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017;  the term "2017 Euro Term Loan" refers to our floating rate senior unsecured term loan due 2017 guaranteed by Time Warner; the term “Senior Debt” refers, as the context may require, to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes; 2017 PIK Notes; 2017 Term Loan; 2017 Revolving Credit Facility and the 2017 Euro Term Loan; the term “2015 Refinancing Commitment Letter” refers to a commitment letter executed with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at June 30, 2015, unless otherwise indicated.
Please note that we may announce material information using SEC filings, press releases, public conference calls, webcasts and posts to the Investors section of our website, www.cme.net. In the future, we will continue to use these channels to communicate important information about CME Ltd. and our operations. Information that we post on our website could be deemed material. Therefore, we encourage investors, the media, our customers and others interested in CME Ltd. to review the information we post at www.cme.net.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of global economic uncertainty and Eurozone instability in our markets and the extent, timing and duration of any recovery; the extent to which our liquidity constraints and debt service obligations restrict our business; our ability to refinance our existing indebtedness; our exposure to additional tax liabilities; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2015 and 2014.
Executive Summary
Our consolidated net revenues increased 8% at constant exchange rates during the second quarter and first half of 2015 compared to the corresponding periods in 2014. These improvements were driven primarily by an increase in our television advertising revenues due to growth in television advertising spending in the markets of the countries in which we operate, as well as increases in our share of the television advertising market in the majority of those countries. During the second quarter, television advertising spending in our three largest markets grew significantly, and our television advertising market share increased in five out of our six countries. The strengthening of the dollar more than offset the underlying improvement in our revenues, which caused our revenues at actual rates to decline by 14% during the second quarter and by 12% in the first half of 2015 compared to the corresponding periods in 2014.
Costs charged in arriving at OIBDA decreased 2% at constant rates during the second quarter and by 3% during the first half of 2015 compared to the same periods in 2014. Excluding the decrease in restructuring charges, costs charged in arriving at OIBDA were broadly flat. We are focused on controlling costs and content costs decreased 2% and 1% in the respective periods, as savings from better utilization of our program library, more efficient own production, and foreign programming acquired at better prices in certain countries more than offset limited target investments in programming to counter increased competition for audience share. Costs charged in arriving at OIBDA decreased 21% at actual rates during the three and six months ended June 30, 2015 compared to the same periods in 2014.
The combination of revenue growth and lower costs resulted in a significant improvement in our OIBDA margin, which increased to 28% and 20% for the three and six months ended June 30, 2015, respectively, from 21% and 11% in the same periods in 2014. We believe our focus on better monetizing our broadcast assets while maintaining a strict cost discipline will also lead to an improvement in our full year OIBDA margin.
Costs charged in arriving at OIBDA for the six months ended June 30, 2015 exclude a charge of US$ 18.2 million, which we recorded in the first quarter, related to an ongoing tax audit at Pro TV in Romania. Following legislation enacted in July in Romania, during the third quarter of 2015 we expect to reverse substantially all of the charges taken in the fourth quarter of 2014 and the first quarter of 2015 related to the tax audits (see Item 1, Note 20, "Commitments and Contingencies").
The spring season concluded during the second quarter and our productions consistently topped the charts in terms of audience share and ratings. Due to the success of our productions, our audience share increased in five out of six countries during the quarter while we reduced content costs overall. We intend to continue leveraging popular local content to maximize the reach we provide to advertisers, which should further improve our television advertising revenues if the forecasted economic growth in the countries in which we operate is realized.
We ended the quarter with US$ 38.0 million of cash. Our free cash flow in the six months ended June 30, 2015 improved US$ 53.7 million to US$ 27.1 million, from negative free cash flow of US$ 26.5 million in the same period in 2014. The improvement in free cash flow during the first half of 2015 reflected both the improvement in OIBDA and lower cash interest payments. Excluding items not included in OIBDA, we expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind. During the second half of 2014 we caught up on significantly overdue payables. As a result, our levels of payments for programming are more normalized in 2015 and this will also contribute to a significant improvement in free cash flow in 2015 compared to 2014.
During the second quarter we also made two improvements to our capital structure. First, we repaid the US$ 26.1 million principal amount outstanding under the 2017 Revolving Credit Facility. Second, we have agreed with Time Warner that the planned refinancing of the dollar-denominated 2015 Convertible Notes at maturity on November 15, 2015, pursuant to the 2015 Refinancing Commitment Letter, will be denominated in Euros to better align the currencies of our debt and operations. To that end, on July 2, 2015 we entered into a forward exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to movements in the USD to EUR exchange rates until the maturity date of the 2015 Convertible Notes. Once this refinancing is completed, subject to customary closing conditions, more than half of our debt will be denominated in Euros.

Index

The strengthening of the dollar in the first half of 2015 relative to 2014 impacted our financial results and if the exchange rates from the first half persist for the remainder of 2015, we would expect revenue at actual rates to remain below 2014 levels for the rest of this year. The results caused by this translation into dollars would, however, mask an improvement in operating trends that are evident so far this year and that we believe will continue throughout 2015. We continue to expect that the television advertising markets in the countries in which we operate will grow overall for the full year, however due to the improvement of our business in the second half of 2014, the comparative period makes year-on-year growth more challenging during the course of 2015.
We completed the sale of our music and radio businesses in Romania during the second quarter and subsequently we reached an agreement to sell our studios near Bucharest and expect to complete the sale in the third quarter. These transactions further the company’s strategy of focusing on its broadcast assets, including the productions that have made Pro TV a market leader.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	2.2%	1.7%	(1)%
Croatia	0.2%	0.2%	1%
Czech Republic	3.2%	2.8%	7%
Romania*	3.8%	4.4%	12%
Slovak Republic	2.8%	2.0%	12%
Slovenia	2.5%	0.7%	3%
Total CME Ltd. Markets	2.9%	2.6%	7%
*Romanian market excludes Moldova.
Source: CME Ltd. estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth at constant rates.
After adjusting for inflation, we estimate that GDP continued to grow overall during the first half of the year in the countries in which we operate. The GDP growth reported for the first quarter of 2015 has since been revised upward in several countries, and growth is forecast to remain robust in our largest countries through 2016. Recent steps taken to provide Greece with bridge financing have reduced uncertainty around the future of the Euro, however the potential exit of Greece from the European monetary union remains a risk to sustained macro-economic growth. This has not impacted growth in real private consumption, which was also positive across our six countries. Retail sales data from the Czech Republic and Romania demonstrate that domestic demand continues to be a strong driver of GDP growth.
We estimate that the TV advertising markets in the countries in which we operate increased by 7% on average in the six months ended June 30, 2015 compared to the same period in 2014. In Bulgaria the market contracted in the second quarter due to lower average prices and election campaigns in 2014 that did not take place in 2015, causing growth in the first half of this year to turn negative. The market growth in Croatia was due to an increase in average market prices as advertisers continue to spend more while macro-economic conditions slowly improved. The market growth in the Czech Republic was driven by higher demand for GRPs. In Romania, macro-economic improvements have had a positive impact on the demand for advertising. In Slovakia prices rebounded in the second quarter but fewer GRPs sold led to a lower rate of growth compared to that of the first quarter of 2015. Following recent growth in private consumption in Slovenia, advertisers spent more there during the second quarter, which benefited average market prices, and increased the number of GRPs sold during the first half of 2015.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$19,420	$23,912	(18.8)%	0.9%
Croatia	16,242	19,470	(16.6)%	4.1%
Czech Republic	52,131	59,299	(12.1)%	9.0%
Romania	44,034	49,431	(10.9)%	11.0%
Slovak Republic	20,236	24,211	(16.4)%	3.8%
Slovenia	15,063	17,585	(14.3)%	6.5%
Intersegment revenues	(292)	(1,097)	NM (1)	NM (1)
Total net revenues	$166,834	$192,811	(13.5)%	7.5%
(1) Number is not meaningful.

Index

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$36,204	$43,188	(16.2)%	3.1%
Croatia	28,235	32,967	(14.4)%	5.9%
Czech Republic	87,096	98,332	(11.4)%	9.4%
Romania	77,556	86,288	(10.1)%	10.4%
Slovak Republic	37,774	42,357	(10.8)%	9.8%
Slovenia	26,543	31,846	(16.7)%	2.6%
Intersegment revenues	(441)	(1,462)	NM (1)	NM (1)
Total net revenues	$292,967	$333,516	(12.2)%	8.2%
(1) Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$4,045	$5,634	(28.2)%	(10.9)%
Croatia	4,972	4,856	2.4%	27.7%
Czech Republic	24,238	20,700	17.1%	45.1%
Romania	15,419	11,774	31.0%	63.2%
Slovak Republic	3,627	3,060	18.5%	46.5%
Slovenia	963	2,690	(64.2)%	(55.2)%
Eliminations	15	(63)	NM (1)	NM (1)
Total operating segments	53,279	48,651	9.5%	35.9%
Corporate	(6,468)	(7,841)	17.5%	2.7%
Consolidated OIBDA	$46,811	$40,810	14.7%	43.7%
(1) Number is not meaningful.

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$6,243	$2,888	116.2%	171.3%
Croatia	6,834	5,527	23.6%	55.1%
Czech Republic	34,329	23,413	46.6%	83.3%
Romania	18,780	16,100	16.6%	45.4%
Slovak Republic	3,482	(102)	NM (1)	NM (1)
Slovenia	1,323	3,205	(58.7)%	(47.6)%
Eliminations	(35)	322	NM (1)	NM (1)
Total operating segments	70,956	51,353	38.2%	73.5%
Corporate	(12,697)	(13,938)	8.9%	(8.8)%
Consolidated OIBDA	$58,259	$37,415	55.7%	99.4%
(1) Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$13,864	$17,329	(20.0)%	(0.6)%
Carriage fees and subscriptions	4,473	5,052	(11.5)%	10.0%
Other	1,083	1,531	(29.3)%	(12.1)%
Net revenues	19,420	23,912	(18.8)%	0.9%
Costs charged in arriving at OIBDA	15,375	18,278	(15.9)%	4.5%
OIBDA	$4,045	$5,634	(28.2)%	(10.9)%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$25,125	$30,045	(16.4)%	3.0%
Carriage fees and subscriptions	8,973	9,996	(10.2)%	10.0%
Other	2,106	3,147	(33.1)%	(17.9)%
Net revenues	36,204	43,188	(16.2)%	3.1%
Costs charged in arriving at OIBDA	29,961	40,300	(25.7)%	(8.7)%
OIBDA	$6,243	$2,888	116.2%	171.3%

The television advertising market in Bulgaria declined an estimated 1% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. The Bulgaria segment reported net revenues of US$ 19.4 million and US$ 36.2 million for the three and six months ended June 30, 2015, respectively, compared to US$ 23.9 million and US$ 43.2 million in the same periods in 2014, decreases of 19% and 16%, respectively, on an actual basis, but increases of 1% and 3% on a constant currency basis. Television advertising revenue during the second quarter was broadly flat as our market share increased due to more GRPs sold even though our average prices decreased, but this was not enough to offset the loss of spending on election campaigns in 2014 that did not take place in 2015. Carriage fees and subscription revenues also increased on a constant currency basis. Our television advertising revenues increased on a constant currency basis during the first half of 2015 as we improved our share of GRPs sold, and consequently our market share, when compared to 2014.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased by 16% and 26% , respectively, compared to the same periods in 2014. On a constant currency basis, costs increased by 5% during the second quarter of 2015 due to more expensive own-produced programming and additional marketing efforts that were partially offset by better usage of our existing program library as well as lower transmission costs, as two of our niche channels are now distributed only by cable or satellite. Costs decreased by 9% during the first half of 2015 primarily due to restructuring charges incurred during 2014 as well as lower transmission costs.
Our Bulgaria segment reported OIBDA of US$ 4.0 million and US$ 6.2 million for the three and six months ended June 30, 2015, respectively, compared to US$ 5.6 million and US$ 2.9 million in the same periods in 2014, a decrease of US$ 1.6 million and an increase of US$ 3.3 million.

Index

Croatia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$14,720	$17,977	(18.1)%	2.2%
Carriage fees and subscriptions	559	520	7.5%	34.1%
Other	963	973	(1.0)%	23.5%
Net revenues	16,242	19,470	(16.6)%	4.1%
Costs charged in arriving at OIBDA	11,270	14,614	(22.9)%	(3.7)%
OIBDA	$4,972	$4,856	2.4%	27.7%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$25,021	$29,973	(16.5)%	3.2%
Carriage fees and subscriptions	1,160	1,008	15.1%	41.5%
Other	2,054	1,986	3.4%	27.3%
Net revenues	28,235	32,967	(14.4)%	5.9%
Costs charged in arriving at OIBDA	21,401	27,440	(22.0)%	(3.9)%
OIBDA	$6,834	$5,527	23.6%	55.1%

The television advertising market in Croatia increased an estimated 1% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. The Croatia segment reported net revenues of US$ 16.2 million and US$ 28.2 million for the three and six months ended June 30, 2015, respectively, compared to US$ 19.5 million and US$ 33.0 million in the same periods in 2014, decreases of 17% and 14% on an actual basis, but increases of 4% and 6% on a constant currency basis. The increase in television advertising revenues at constant rates during both the second quarter and first half of 2015 was driven primarily by an increase in average prices as advertisers continue to spend more while macro-economic conditions slowly improved.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased by 23% and 22% compared to the same periods in 2014. On a constant currency basis costs decreased by 4% during the second quarter due primarily to lower bad debt expense. The first half of 2015 also benefited from a decrease in content costs as certain acquired foreign content was replaced with programming from independent studios at lower prices.
Our Croatia segment reported OIBDA of US$ 5.0 million and US$ 6.8 million for the three and six months ended June 30, 2015, respectively, compared to US$ 4.9 million and US$ 5.5 million in the same periods in 2014, an increase of US$ 0.1 million and US$ 1.3 million.

Index

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$48,097	$53,997	(10.9)%	10.5%
Carriage fees and subscriptions	2,005	2,009	(0.2)%	23.8%
Other	2,029	3,293	(38.4)%	(23.6)%
Net revenues	52,131	59,299	(12.1)%	9.0%
Costs charged in arriving at OIBDA	27,893	38,599	(27.7)%	(10.4)%
OIBDA	$24,238	$20,700	17.1%	45.1%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$79,545	$88,500	(10.1)%	11.0%
Carriage fees and subscriptions	4,024	4,208	(4.4)%	17.6%
Other	3,527	5,624	(37.3)%	(22.6)%
Net revenues	87,096	98,332	(11.4)%	9.4%
Costs charged in arriving at OIBDA	52,767	74,919	(29.6)%	(13.4)%
OIBDA	$34,329	$23,413	46.6%	83.3%

The television advertising market in the Czech Republic is estimated to have increased by 7% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. Net revenues from our Czech Republic segment amounted to US$ 52.1 million and US$ 87.1 million for the three and six months ended June 30, 2015, respectively, compared to US$ 59.3 million and US$ 98.3 million in the same periods in 2014, decreases of 12% and 11% on an actual basis. On a constant currency basis, net revenues increased 9% during the three and six months ended June 30, 2015 due primarily to the increase in television advertising revenues. Our market share in the Czech Republic increased to 60% during the first half of 2015 from 58% during the same period in 2014 as the growth in the volume of our GRPs sold outpaced the market. Carriage fees and subscription revenues also increased on a constant currency basis, as high definition versions of our channels are now included in most cable and satellite platforms.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased by 28% and 30% compared to the same periods in 2014. On a constant currency basis costs decreased 10% during the second quarter, primarily reflecting lower content costs, due to better use of the program library and more cost effective formats. The first half of 2015 also benefited from more efficient own produced content, as well as lower personnel costs following restructuring efforts in 2014.
Our Czech Republic segment reported OIBDA of US$ 24.2 million and US$ 34.3 million for the three and six months ended June 30, 2015, respectively, compared to US$ 20.7 million and US$ 23.4 million in the same periods in 2014, an increase of US$ 3.5 million and US$ 10.9 million.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$32,917	$34,741	(5.3)%	18.0%
Carriage fees and subscriptions	10,004	12,341	(18.9)%	1.0%
Other	1,113	2,349	(52.6)%	(41.2)%
Net revenues	44,034	49,431	(10.9)%	11.0%
Costs charged in arriving at OIBDA	28,615	37,657	(24.0)%	(5.4)%
OIBDA	$15,419	$11,774	31.0%	63.2%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$55,264	$59,279	(6.8)%	14.6%
Carriage fees and subscriptions	20,374	23,083	(11.7)%	8.2%
Other	1,918	3,926	(51.1)%	(40.4)%
Net revenues	77,556	86,288	(10.1)%	10.4%
Costs charged in arriving at OIBDA	58,776	70,188	(16.3)%	2.5%
OIBDA	$18,780	$16,100	16.6%	45.4%

The television advertising market in Romania increased an estimated 12% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. The Romania segment reported net revenues of US$ 44.0 million and US$ 77.6 million for the three and six months ended June 30, 2015, respectively, compared to US$ 49.4 million and US$ 86.3 million in the same periods in 2014, decreases of 11% and 10% on an actual basis, but increases of 11% and 10% on a constant currency basis. Our television advertising revenues grew significantly during the second quarter because clients in several sectors shifted their spending to purchase additional GRPs from us, which increased our sell-out rate. A portion of this spending related to rebranding campaigns that are now complete and therefore a portion of this increased spending will not persist for the remainder of the year. The increase in GRPs sold during both the first and second quarters resulted in an increase in market share during the first half of 2015 to 63% from 61% in the first half of 2014. Net revenues during the second quarter and first half of 2015 also benefited on a constant currency basis from an increase in carriage fees and subscription revenues due to an increase in the number of subscribers. Carriage fees and subscription revenues in the first half of 2015 also benefited from stronger prices as certain contracts took effect during the first quarter of 2014.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased 24% and 16% compared to the same periods in 2014. On a constant currency basis costs decreased 5% during the second quarter due primarily to a decrease in content costs from foreign programming as well as news and current affairs programming. Costs increased by 3% at constant rates during the first half of 2015 as we aired more own produced programming in the first quarter and incurred additional professional fees for tax and legal advisors, which more than offset a decrease in restructuring charges.
Costs charged in arriving at OIBDA for the six months ended June 30, 2015 exclude a charge of US$ 18.2 million, which we recorded in the first quarter, related to an ongoing tax audit at Pro TV in Romania. Following legislation enacted in July in Romania, during the third quarter of 2015 we expect to reverse substantially all of the charges taken in Q4 2014 and Q1 2015 related to the tax audits (see Item 1, Note 20, "Commitments and Contingencies").
Our Romania segment generated OIBDA of US$ 15.4 million and US$ 18.8 million for the three and six months ended June 30, 2015, respectively, compared to US$ 11.8 million and US$ 16.1 million in the same periods in 2014, increases of US$ 3.6 million and US$ 2.7 million.
Regulation Update
The analog switch-off for the majority of broadcasters occurred in Romania on June 17, 2015, with the analog switch-off for the public broadcaster and limited other broadcasters scheduled for the end of 2016. The procedures for obtaining digital licenses were published on June 11, 2015 and no digital licenses have been issued yet. Our Romanian channels continue to broadcast on cable, satellite and IPTV pursuant to national licenses and therefore the analog switch-off has not impacted our operations.

Index

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$18,793	$22,391	(16.1)%	4.2%
Carriage fees and subscriptions	360	268	34.3%	66.7%
Other	1,083	1,552	(30.2)%	(13.3)%
Net revenues	20,236	24,211	(16.4)%	3.8%
Costs charged in arriving at OIBDA	16,609	21,151	(21.5)%	(2.4)%
OIBDA	$3,627	$3,060	18.5%	46.5%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$35,099	$39,667	(11.5)%	9.0%
Carriage fees and subscriptions	660	543	21.5%	49.0%
Other	2,015	2,147	(6.1)%	15.8%
Net revenues	37,774	42,357	(10.8)%	9.8%
Costs charged in arriving at OIBDA	34,292	42,459	(19.2)%	(1.0)%
OIBDA	$3,482	$(102)	NM (1)	NM (1)
(1) Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 12% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. Our Slovak Republic operations reported net revenues of US$ 20.2 million and US$ 37.8 million for the three and six months ended June 30, 2015, respectively, compared to US$ 24.2 million and US$ 42.4 million in the same periods in 2014, decreases of 16% and 11% on an actual basis, but increases of 4% and 10% on a constant currency basis. Our television advertising revenues grew on a constant currency basis during the second quarter as a result of an increase in average prices and the first half of 2015 also benefited from an increase in GRPs sold. We believe the growth of our television advertising revenues was more significant in the first quarter of 2015 than it was in the second quarter because the Easter holiday was earlier in 2015 than in 2014 and advertisers also shifted spending into the first quarter of 2015 to take advantage of prices that were lower in this period than in the second or fourth quarters. As a result, we believe the rate of growth for the second quarter is more indicative of the rate of growth expected for the full year.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased by 22% and 19% compared to the same periods in 2014. On a constant currency basis costs decreased by 2% during the second quarter as a slight increase in content costs was more than offset by savings from lower transmission costs and bad debt expense. The first half of 2015 also benefited from lower personnel costs.
Our Slovak Republic segment reported OIBDA of US$ 3.6 million and US$ 3.5 million for the three and six months ended June 30, 2015, respectively, compared to OIBDA of US$ 3.1 million and an OIBDA loss of US$ 0.1 million in the same periods in 2014, an increase of US$ 0.5 million and US$ 3.6 million.

Index

Slovenia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$13,166	$15,251	(13.7)%	7.3%
Carriage fees and subscriptions	1,026	905	13.4%	40.9%
Other	871	1,429	(39.0)%	(24.3)%
Net revenues	15,063	17,585	(14.3)%	6.5%
Costs charged in arriving at OIBDA	14,100	14,895	(5.3)%	17.5%
OIBDA	$963	$2,690	(64.2)%	(55.2)%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$23,118	$27,712	(16.6)%	2.7%
Carriage fees and subscriptions	2,014	2,083	(3.3)%	18.7%
Other	1,411	2,051	(31.2)%	(15.3)%
Net revenues	26,543	31,846	(16.7)%	2.6%
Costs charged in arriving at OIBDA	25,220	28,641	(11.9)%	8.0%
OIBDA	$1,323	$3,205	(58.7)%	(47.6)%

The television advertising market in Slovenia increased an estimated 3% at constant rates in the six months ended June 30, 2015 compared to the same period in 2014. Our Slovenia segment reported net revenues of US$ 15.1 million and US$ 26.5 million for the three and six months ended June 30, 2015, respectively, compared to US$ 17.6 million and US$ 31.8 million in the same periods in 2014, decreases of 14% and 17% on an actual basis, but increases of 7% and 3% on a constant currency basis, reflecting an increase in television advertising revenues. Following recent growth in private consumption, the demand for television advertising improved during the second quarter.
Costs charged in arriving at OIBDA for the three and six months ended June 30, 2015 decreased 5% and 12% compared to the same periods in 2014. On a constant currency basis costs increased 18% during the second quarter and 8% during the first half of 2015 due primarily to an increase in content costs resulting from more own produced programming during 2015 when compared to last year as well as an earlier start to the spring schedule. This was only partially offset by savings from transmission and staff related costs.
Our Slovenia segment reported OIBDA of US$ 1.0 million and US$ 1.3 million for the three and six months ended June 30, 2015, respectively, compared to US$ 2.7 million and US$ 3.2 million in the same periods in 2014, a decrease of US$ 1.7 million and US$ 1.9 million.
Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2015	2014	Movement
Net cash generated from continuing operating activities	$41,522	$(12,559)	NM (1)
Capital expenditures, net	(14,388)	(13,963)	3.0%
Free cash flow	$27,134	$(26,522)	NM (1)
(1) Number is not meaningful.

(US$ 000's)	June 30, 2015	December 31, 2014	Movement
Cash and cash equivalents	$38,013	$34,298	10.8%
We ended the quarter with US$ 38.0 million of cash. Our free cash flow in the six months ended June 30, 2015 improved US$ 53.7 million to US$ 27.1 million, from negative free cash flow of US$ 26.5 million in the same period in 2014. The improvement in free cash flow during the first half of 2015 reflected both the improvement in OIBDA and lower cash interest payments. Excluding items not included in OIBDA, we expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind. During the second half of 2014 we caught up on significantly overdue payables. As a result, our levels of payments for programming are more normalized in 2015 and this will also contribute to a significant improvement in free cash flow in 2015 compared to 2014.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$141,557	$161,686	(12.4)%	8.8%
Carriage fees and subscriptions	18,427	21,095	(12.6)%	8.7%
Other revenue	6,850	10,030	(31.7)%	(15.2)%
Net Revenues	166,834	192,811	(13.5)%	7.5%
Operating expenses:
Content costs	73,437	93,167	(21.2)%	(2.0)%
Other operating costs	17,422	21,109	(17.5)%	2.6%
Depreciation of property, plant and equipment	6,936	8,051	(13.8)%	7.0%
Amortization of broadcast licenses and other intangibles	3,434	3,187	7.8%	33.7%
Cost of revenues	101,229	125,514	(19.3)%	0.3%
Selling, general and administrative expenses	28,712	41,690	(31.1)%	(15.3)%
Restructuring costs	452	2,920	(84.5)%	(80.8)%
Operating income	$36,441	$22,687	60.6%	103.3%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$243,172	$275,176	(11.6)%	8.9%
Carriage fees and subscriptions	37,205	40,921	(9.1)%	11.5%
Other revenue	12,590	17,419	(27.7)%	(11.2)%
Net Revenues	292,967	333,516	(12.2)%	8.2%
Operating expenses:
Content costs	144,727	179,988	(19.6)%	(1.3)%
Other operating costs	34,460	42,580	(19.1)%	(0.8)%
Depreciation of property, plant and equipment	13,937	16,111	(13.5)%	6.1%
Amortization of broadcast licenses and other intangibles	6,933	6,414	8.1%	32.7%
Cost of revenues	200,057	245,093	(18.4)%	0.2%
Selling, general and administrative expenses	72,613	72,170	0.6%	22.7%
Restructuring costs	1,095	8,248	(86.7)%	(83.6)%
Operating income	$19,202	$8,005	139.9%	265.5%
Television advertising revenues: On a constant currency basis, television advertising spending in our markets grew on average by 7% in the six months ended June 30, 2015, positively impacting our television advertising revenues. See "Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 9% and 12%, respectively, on a constant currency basis during the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily due to higher subscriber counts reported by the carriers and the full period benefit from certain contracts that took effect during the first quarter of 2014 in Romania. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. On a constant currency basis, other revenues declined 15% and 11% during the three and six months ended June 30, 2015 as compared to the same periods in the prior year. The decreases are primarily due to lower license and sublicense revenues due to fewer titles being licensed in the current year.

Index

Content costs: Content costs (including production costs; and amortization and impairment of program rights) decreased by US$ 19.7 million and US$ 35.3 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. On a constant currency basis, consolidated content costs declined slightly as cost savings realized through better use of the program library and less expensive formats in the Czech Republic were partially offset by increased costs in Slovenia due to higher volumes of own produced programming.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 3.7 million, or 17%, and US$ 8.1 million, or 19% during the three and six months ended June 30, 2015 compared to the same periods in 2014. On a constant currency basis, costs increased by 3% during the quarter due to higher costs for music and other licenses used in our broadcasts, and decreased 1% during the first half of the year due to lower transmission costs in Bulgaria, as two of our niche cable channels are no longer also broadcast through a terrestrial signal.
Depreciation of property, plant and equipment: Depreciation of property, plant and equipment for the three and six months ended June 30, 2015 each decreased by 14% compared to the same periods in 2014. On a constant currency basis, total depreciation of property, plant and equipment increased by 7% and 6%, respectively, reflecting new assets put in service subsequent to the second quarter of 2014.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased by US$ 0.2 million and US$ 0.5 million during the three and six months ended June 30, 2015, compared to the same periods in 2014. On a constant currency basis, the increases of 34% and 33%, respectively, are due to amortization expense for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 13.0 million and increased by US$ 0.4 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. On a constant currency basis, selling, general and administrative expenses decreased by 15% during the three months ended June 30, 2015 as compared to the same period in the prior year primarily due to an accrual in the second quarter of 2014 related to a fine the competition committee in Slovenia was seeking to impose which was subsequently overturned in the fourth quarter of 2014. During the six months ended June 30, 2015, selling, general and administrative expenses increased by 23% on a constant currency basis, primarily due to a charge related to the ongoing tax audit at Pro TV in Romania which was accrued in the first quarter of 2015, as well as increased legal and professional fees related thereto (see Item 1, Note 20, "Commitments and Contingencies").
Selling, general and administrative expenses also includes charges of US$ 0.6 million and US$ 1.0 million for three and six months ended June 30, 2015 in respect of non-cash stock-based compensation, an increase of US$ 0.3 million and US$ 0.4 millions, respectively, compared to June 30, 2014 (see Item 1, Note 17, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 0.5 million and US$ 1.1 million during the three and six months ended June 30, 2015 as we continued to take actions to optimize our cost base across a number of departments. We expect to complete our current restructuring efforts by the end of 2015.
Operating income: Operating income for the three and six months ended June 30, 2015 was US$ 36.4 million and US$ 19.2 million, respectively, compared to US$ 22.7 million and US$ 8.0 million during the same periods in 2014, as revenues on a constant currency basis increased by 8% for both periods, while our total costs decreased by 5% and increased by 3%, respectively. Excluding the effect of the charge related to the ongoing tax audit at Pro TV in Romania (see Note 20, "Commitments and Contingencies") operating income for the three and six months ended June 30, 2015 was US$ 36.4 million and US$ 37.4 million, respectively.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 22% and 7% for the three and six months ended June 30, 2015 compared to 12% and 2% for the three and six months ended June 30, 2014.

	For the Three Months Ended June 30, (US$ 000's)
	2015	2014	% Act
Interest income	$118	$101	16.8%
Interest expense	(41,746)	(39,070)	(6.8)%
Loss on extinguishment of debt	—	(24,161)	100.0%
Foreign currency exchange gain / (loss), net	2,289	(337)	NM1
Change in fair value of derivatives	(2,220)	2,361	NM1
Other expense, net	(3,091)	(533)	NM1
Provision for income taxes	(3,460)	(2,400)	(44.2)%
Gain / (loss) from discontinued operations, net of tax	2,684	(11,154)	NM1
Net loss attributable to noncontrolling interests	307	69	NM1
Currency translation adjustment, net	39,581	(8,309)	NM1

(1)	Number is not meaningful.

Index

	For the Six Months Ended June 30, (US$ 000's)
	2015	2014	% Act
Interest income	$230	$182	26.4%
Interest expense	(81,864)	(66,950)	(22.3)%
Loss on extinguishment of debt	—	(24,161)	100.0%
Foreign currency exchange loss, net	(9,200)	(967)	NM1
Change in fair value of derivatives	(3,230)	2,311	NM1
Other expense, net	(3,445)	(498)	NM1
Provision for income taxes	(3,605)	(274)	NM1
Loss from discontinued operations, net of tax	(604)	(18,787)	96.8%
Net loss attributable to noncontrolling interests	564	786	(28.2)%
Currency translation adjustment, net	(64,183)	(6,937)	NM1

(1)	Number is not meaningful.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.2 million during the three and six months ended June 30, 2015, respectively, compared to US$ 0.1 million and US$ 0.2 million in the three and six months ended June 30, 2014, respectively .
Interest expense: Interest expense during the three and six months ended June 30, 2015 was US$ 41.7 million and US$ 81.9 million , respectively, compared to US$ 39.1 million and US$ 67.0 million, respectively, in the three and six months ended June 30, 2014. The increase in interest expense is due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan and the guarantee fee payable to Time Warner in exchange for its guarantee of the 2017 Euro Term Loan (see Item 1, Note 16, "Interest Expense") also contributed to the increase. The increases were partially offset by the refinancing of the 2017 Fixed Rate Notes with the 2017 Euro Term Loan, completed in November 2014.
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
During the six months ended June 30, 2015, we recognized a net loss of US$ 9.2 million, comprised of transaction losses of US$ 24.3 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 23.9 million on our Senior Debt, and transaction losses of US$ 8.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the six months ended June 30, 2014, we recognized a net loss of US$ 1.0 million, comprised of transaction gains of US$ 3.4 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 2.7 million on our Senior Debt, and transaction losses of US$ 1.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and six months ended June 30, 2015, we recognized losses of US$ 2.2 million and US$ 3.2 million, respectively, as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts entered into on March 11, 2015. During the three and six months ended June 30, 2014, we recognized gains of US$ 2.4 million and US$ 2.3 million, respectively, as a result of the change in the fair value of a USD/EUR foreign currency forward contract that settled in the second quarter of 2014. See Note 12, "Financial Instruments and Fair Value Measurements".
Other expense, net: We recognized other expense of US$ 3.1 million and US$ 3.4 million, respectively, during the three and six months ended June 30, 2015 primarily due to the estimated loss on the sale of our building and related land in Bulgaria recorded in the second quarter of 2015 following an active bid process. During the three and six months ended June 30, 2014, we recognized other expense of US$ 0.5 million and US$ 0.5 million, respectively.
Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2015 of US$ 3.5 million and US$ 3.6 million, respectively, continues to reflect valuation allowances in respect of the tax benefit of losses and reflects tax charges on profits in the Czech Republic and Croatia.
The provision for income taxes for the three months ended June 30, 2014 was US$ 2.4 million which principally reflected the reversal of the previous quarter’s credit following a change in the mix of profits and losses between tax jurisdictions.  The provision for income taxes for the six months ended June 30, 2014 was US$ 0.3 million and was principally caused by the reversal of tax previously deferred on intercompany profit.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Gain / (loss) from discontinued operations, net of tax: The net results from discontinued operations during the three and six months ended June 30, 2015 was a gain of US$ 2.7 million and a loss of US$ 0.6 million, respectively. The gain in the second quarter of 2015 is primarily due to the sale of our radio and music businesses, which was partially offset by estimated losses on sale of our other businesses held for sale. The losses from discontinued operations for the three and six months ended June 30, 2014 of US$ 11.2 million and US$ 18.8 million, respectively, are primarily due to fair value adjustments to measure assets held for sale at fair value less costs to sell.
Net loss attributable to noncontrolling interests: During the three and six months ended June 30, 2015, the net loss attributable to noncontrolling interests was US$ 0.3 million and US$ 0.6 million, respectively, compared to US$ 0.1 million and US$ 0.8 million for the same period in 2014. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.

Index

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
In the three and six months ended June 30, 2015, we recognized other comprehensive income US$ 39.6 million and other comprehensive loss of US$ 64.2 million, respectively, compared to other comprehensive losses of US$ 8.3 million and US$ 6.9 million during the three and six months ended June 30, 2014. Included in these amounts are foreign exchange gains and loses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income, a component of shareholders' equity. For the three and six months ended June 30, 2015 and 2014, we recognized a gain of US$ 33.1 million and a loss of US$ 66.6 million, respectively, and losses of US$ 12.5 million and US$ 11.7 million, respectively, in accumulated other comprehensive income.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and June 30, 2015 and 2014, respectively:

	For the Six Months Ended June 30,
	2015	2014
Bulgarian Lev	9%	1%
Croatian Kuna	8%	0%
Czech Koruna	7%	1%
Euro	9%	1%
New Romanian Lei	8%	(1)%
The dollar strengthened against the functional currencies of our operations between January 1 and June 30, 2015, while remaining broadly flat for the same period in 2014. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the six months ended June 30, 2015 and 2014.

Change in Average Rates
Bulgarian Lev	23%
Croatian Kuna	23%
Czech Koruna	23%
Euro	23%
New Romanian Lei	22%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2015 and June 30, 2014.
Percent Change During the Six Months Ended June 30, 2015
Percent Change During the Six Months Months Ended June 30, 2014

Index

Consolidated balance sheet as at June 30, 2015 and December 31, 2014:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2015	December 31, 2014	Movement
Current assets	$348,712	$374,869	(7.0)%
Non-current assets	1,133,541	1,244,491	(8.9)%
Current liabilities	451,567	450,527	0.2%
Non-current liabilities	675,360	667,725	1.1%
Temporary equity	232,330	223,926	3.8%
CME Ltd. shareholders’ equity	125,398	279,794	(55.2)%
Noncontrolling interests in consolidated subsidiaries	(2,402)	(2,612)	8.0%
In the first half of 2015, our functional currencies continued to weaken significantly against the U.S. dollar. The analysis below is intended to highlight the key business factors that led to the movements from December 31, 2014, excluding the impact of foreign currency translation.
Current assets: Current assets at June 30, 2015 decreased by US$ 26.2 million compared to December 31, 2014. Excluding the negative impact of foreign exchange, current assets increased by US$ 1.6 million, primarily due to higher acquired program rights based on our expected broadcast schedule for the next twelve months and higher cash balances due to operating performance and cash interest savings. The increase is partially offset by a reduction in the value of assets held for sale reflecting the sale of our remaining distribution businesses in Romania during January 2015 and the sale of our radio and music businesses in the second quarter of 2015.
Non-current assets: Non-current assets at June 30, 2015 decreased by US$ 111.0 million compared to December 31, 2014, primarily due to a decrease in long-term acquired program rights which were reclassified to current assets based on our expected utilization and lower produced program rights as amortization for content broadcast in the period exceeded capitalized production. The decrease was also due to lower property, plant, and equipment and amortized intangible assets as depreciation and amortization expense outpaced expenditures.
Current liabilities: Current liabilities at June 30, 2015 increased by US$ 1.0 million compared to December 31, 2014. Excluding the impact of foreign exchange, current liabilities increased by US$ 15.5 million, primarily due to an accrual related to the ongoing tax audit at Pro TV in Romania. During the third quarter of 2015, following legislation enacted in Romania, we expect to reverse substantially all of the charges related to the Romanian tax audits accrued during the fourth quarter of 2014 and the first quarter of 2015. The increase also reflected higher deferred revenue as customers plan their current year campaigns. The increase was partially offset by lower liabilities held for sale following the completion of certain non-core business dispositions in the first six months of 2015.
Non-current liabilities: Non-current liabilities at June 30, 2015 increased by US$ 7.6 million compared to December 31, 2014, primarily due our election to pay in kind the guarantee fee to Time Warner as consideration for their guarantee of the 2017 Euro Term Loan.
Temporary equity: Temporary equity at June 30, 2015 increased by US$ 8.4 million compared to December 31, 2014, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 154.4 million compared to December 31, 2014. This primarily reflects the comprehensive loss attributable to CME Ltd. of US$ 147.0 million during the six months ended June 30, 2015 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares of US$ 8.4 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2015 increased US$ 0.2 million compared to December 31, 2014, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 3.7 million during the six months ended June 30, 2015. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2015	2014
Net cash generated from / (used in) continuing operating activities	$41,522	$(12,559)
Net cash used in continuing investing activities	(14,388)	(13,963)
Net cash (used in) / provided by continuing financing activities	(27,353)	16,226
Net cash provided by / (used in) discontinued operations	5,268	(2,405)
Impact of exchange rate fluctuations on cash	(1,334)	(3,555)
Operating Activities
Cash generated from operations during the six months ended June 30, 2015 was US$ 41.5 million compared to cash used in operations of US$ 12.6 million for the six months ended June 30, 2014. The improvement over the prior period reflects lower cash paid for interest and better OIBDA performance. We paid cash interest of US$ 9.3 million during the six months ended June 30, 2015 compared to US$ 52.8 million during the six months ended June 30, 2014 as a result of refinancing cash interest debt with non-cash interest bearing debt in 2014.

Index

Investing Activities
Our net cash used in investing activities of US$ 14.4 million and US$ 14.0 million for the six months ended June 30, 2015 and 2014, respectively, related to capital expenditures.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2015 was US$ 27.4 million compared to cash provided by financing activities of US$ 16.2 million during the six months ended June 30, 2014. The amount of net cash used in financing activities in the six months ended June 30, 2015 primarily reflected the repayment in full of the 2017 Revolving Credit Facility which was drawn in 2014. The net cash provided by financing activities in the six months ended June 30, 2014 primarily reflected the proceeds of the Rights Offering and related financing transactions concluded in the second quarter of 2014, substantially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes.
Discontinued Operations
Net cash provided by discontinued operations during the six months ended June 30, 2015 was US$ 5.3 million compared to net cash used in discontinued operations of US$ 2.4 million during the six months ended June 30, 2014. The net cash provided by discontinued operations for the six months ended June 30, 2015 is due to the receipt of proceeds from the divestiture of businesses, net of cash divested.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2017 Revolving Credit Facility (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As at June 30, 2015, the undrawn aggregate principal amount available under the 2017 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2015 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,047,657	$261,034	$783,921	$714	$1,988
Long-term debt – interest	310,676	10,314	296,786	3,576	—
Unconditional purchase obligations	179,456	60,565	92,242	26,539	110
Operating leases	8,947	3,028	3,167	1,473	1,279
Capital lease obligations	3,952	1,230	1,900	822	—
Other long-term obligations	43,125	19,873	10,865	12,194	193
Total contractual obligations	$1,593,813	$356,044	$1,188,881	$45,318	$3,570
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at June 30, 2015. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in kind at each interest payment date up to maturity on December 1, 2017.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2015, we had commitments in respect of future programming of US$ 171.9 million. This includes contracts signed with license periods starting after June 30, 2015.
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

Index

IV (d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Cash flows from operating activities have declined since the end of 2008, and were negative in 2012, 2013 and 2014. Because our cash flows from operating activities were insufficient to cover operating expenses and interest payments, we have sought other capital resources to fund our operations, our debt service and other obligations.
The financing transactions undertaken in 2014 significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness. In addition, they provide sufficient liquidity to fund our operations and relieve pressure on our working capital position.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. While we continue to expect to be free cash flow positive in 2015, this is largely due to cash interest savings as a result of the financing transactions noted above. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations, including the repayment of the 2015 Convertible Notes at maturity on November 15, 2015. In November 2014, we entered into the 2015 Refinancing Commitment Letter with Time Warner pursuant to which Time Warner has committed to provide or assist with arranging a replacement facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. Once the transaction contemplated under the 2015 Refinancing Commitment Letter has completed, we believe we will have adequate cash resources to continue operating as a going concern for the foreseeable future; however, funding of the transaction is subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Service with a stable outlook and B by Standard & Poor's with negative outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 Fixed Rate Notes and 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility.
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
Foreign Exchange Forwards
We are party to two forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 39.1 million as at June 30, 2015, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements to be made during 2015.
In addition, on July 2, 2015, we entered into a forward foreign exchange contract to limit our exposure to the USD to EUR exchange rates as we have agreed with Time Warner to refinance the dollar-denominated 2015 Convertible Notes with a Euro-denominated facility at or immediately prior to the maturity date of the 2015 Convertible Notes.
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
The table below sets forth our market risk sensitive instruments as at June 30, 2015:

Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	250,800	—	—	—
Average interest rate	—	—	1.50%	—	—	—
Fixed rate (US$)	261,034	—	502,955	—	—	—
Average interest rate	5.00%	—	15.00%	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	250,800	—	—	—
Average pay rate	—	—	0.21%	—	—	—
Average receive rate	—	—	0.00%	—	—	—

(1)
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2017 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME Ltd. to the lenders under the 2017 Euro Term Loan.

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
On March 11, 2015, we entered into two forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements to be made during 2015. At June 30, 2015, forward foreign exchange contracts with aggregate notional amount of approximately US$ 39.1 million were outstanding.
On July 2, 2015, we entered into a USD to EUR forward exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the dollar-denominated 2015 Convertible Notes at maturity on November 15, 2015, which we intend to do with a Euro-denominated facility pursuant to the 2015 Refinancing Commitment Letter.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At this stage, neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made. MPS is cooperating with the authorities in its investigation and CME Ltd. has launched its own internal investigation. Because the investigations are ongoing, we cannot predict when they will be completed or what the outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party (which would result in joint and several liability with individual defendants for damages caused) or whether any fines, penalties, damages or other measures will be imposed on MPS or MPE in that event. On July 28, 2015, we entered into an agreement to sell MPS and MPE on an as-is basis. Upon completion the buyer will assume all liabilities associated with the companies.
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. On July 21, 2014, the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned on November 3, 2014. The CPA has appealed this decision.

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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues in 2013 compared to 2012. While we made significant progress last year regaining advertising market share lost in 2013 and anticipate revenues will increase in local currency in 2015, we do not expect to reach 2012 levels during the year.
In addition to general economic conditions (described below), other factors that may affect our advertising sales are the pricing of advertising time as well as competition from other broadcasters and operators of other distribution platforms, audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing preferences in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Accordingly, our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to price increases and discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Global or regional economic conditions, including concerns regarding the Eurozone, have adversely affected our financial position and results of operations. We cannot predict if or when economic conditions in the countries in which we operate will fully recover or how long any recovery may last. A failure to achieve lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP is estimated to have improved in our markets in 2014 and in the first half of 2015, we cannot predict if this represents the start of a sustained recovery or how long it will last.
Continued softness in the Eurozone, including a slow down in the growth of consumer prices, has prompted the European Central Bank to embark upon quantitative easing. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected banks, countries and markets in Europe or elsewhere. Recent steps taken to provide Greece with bridge financing have reduced uncertainty around the future of the Euro, however the potential exit of a Greece or another country from the European monetary union remains a risk to sustained macro-economic growth. Furthermore, the departure of a country from the Euro or the dissolution of the Euro could negatively impact our business and would cause significant volatility and disruption in the global economy. During 2014, countries in the European Union and around the world authorized economic sanctions against individuals and entities in Russia in response to events that transpired in Ukraine. If these sanctions result in a negative impact on the economies of the European Union, the countries in which we operate may be significantly impacted given the export-oriented nature of their economies. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Euro Term Loan and when drawn the 2017 Revolving Credit Facility. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and our debt service obligations. Although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, reducing our cash interest costs in the near term, each of the 2017 PIK Notes and the 2017 Term Loan accrue interest at 15% per year, and such interest is required to be repaid in cash by their maturity dates. Furthermore, we must pay a fee to Time Warner as consideration for its guarantee of the 2017 Euro Term Loan (the "TW Guarantee"). Although the guarantee fee is non-cash pay at our option, accruing such fee will further increase the amounts to be repaid at the maturity date of the 2017 Euro Term Loan. Accordingly, the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indentures and loan agreements, we are restricted under the 2015 Convertible Notes, the 2017 PIK Notes, the 2017 Term Loan, the 2017 Revolving Credit Facility (when drawn) and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities, other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantee, see Part I, Item I, Note 5, "Long-term Debt and Other Financing Arrangements".
Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming expenses and debt interest obligations, are divided across a range of currencies. The strengthening of the dollar had a negative impact on reported revenues in the first half of 2015 and while we expect our revenues will increase in 2015 in our functional currencies, a strong dollar may continue to have an impact on our reported revenues for the remainder of 2015. In addition, a significant portion of our programming content is purchased pursuant to dollar-denominated agreements. If the dollar appreciates against our functional currencies, the cost of acquiring such content may be adversely affected. Furthermore, the 2017 Euro Term Loan is denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of this loan and therefore may experience significant gains and losses on the translation of the 2017 Euro Term Loan and related interest payments into dollars. General market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations, which may have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Following the financing transactions concluded in 2014, including the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan and the drawdown of the 2017 Euro Term Loan, we have a substantial amount of indebtedness, including approximately US$ $261.0 million of 2015 Convertible Notes that mature on November 15, 2015. Pursuant to the 2015 Refinancing Commitment Letter, Time Warner has committed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity, subject to customary closing conditions (including the execution and delivery of documentation, the accuracy of representations, the absence of events of default and the absence of material adverse changes). Under the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility (when drawn), and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, which includes indebtedness incurred to refinance existing indebtedness. In addition, the acquisition by Time Warner (or any other person or group (as such term is defined in Section 13(d)(3) of the Exchange Act)) of more than 50% of our outstanding shares of Class A common stock would constitute a fundamental change under the indenture governing the 2015 Convertible Notes. If such a fundamental change occurs, we would need to repurchase or refinance the 2015 Convertible Notes in the event the holders thereof exercise their repurchase option under the indenture governing the 2015 Convertible Notes. As a result, we may not be able to repurchase or refinance our indebtedness on acceptable terms or at all. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of foreign jurisdictions. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. In that regard, Pro TV and our production services companies MPS, which is classified as a discontinued operation in our financial statements, and MPE, which has limited trading, are being audited by the Romanian tax authorities, although the tax audits of MPS and MPE have been suspended. In connection with these audits, we provided US$ 12.0 million in the fourth quarter of 2014 and an additional US$ 18.2 million in the first quarter of 2015 relating to the characterization of activities of freelance staff and other individuals. In July 2015, legislation annulling tax liabilities relating to this issue was enacted in Romania and following its implementation we expect to release substantially all of these reserves in the third quarter of 2015. For additional information see Part I, Item I, Note 20, "Commitments and Contingencies". Following the enactment of the legislation, we believe it is likely that the authorities will complete their audit of Pro TV during the third quarter of 2015. While we do not expect the tax authorities to impose any material liabilities on Pro TV on the conclusion of the audit, the final determination of tax audits and any related proceedings could be materially different from our historical tax provisions and accruals. Furthermore, once the suspensions are lifted, the audits of MPS and MPE may result in additional taxes, fines, interest and other penalties. Significant judgment is required in determining our provision for taxes. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
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
Pursuant to the terms of the indentures governing the 2015 Convertible Notes and the 2017 PIK Notes and the agreements governing the 2017 Term Loan, the 2017 Revolving Credit Facility (if drawn) and the Reimbursement Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or our restricted subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. Such an event could result in our inability to conduct our business.
The investigation by the Romanian authorities into conduct by employees of MPS and MPE may result in the imposition of material fines.
The prosecutors’ office of the Bucharest Tribunal is investigating certain suppliers of MPS and MPE as well as certain current and former employees of MPS on suspicion of tax evasion and related charges. For additional information, see Part II, Item 1 “Legal Proceedings”. While neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made, the prosecuting authorities in Romania may take action against MPS or MPE in the future. These actions could include criminal and civil fines, penalties, damages, seizure of bank accounts or other assets, a temporary suspension of activity, or other actions or restrictions. Depending on the development of these investigations, we may be required to accrue significant amounts, including, among others, for fines, penalties, or other damages that may be imposed by the Romanian authorities. MPS and MPE are cooperating with the Bucharest public prosecutor’s office in its investigations of these matters. At this point, these investigations are incomplete and, as a result, we cannot predict when they will be completed or what their outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party or whether any fines, penalties, or other damages will be imposed on MPS or MPE in that event or the amount of such fines, penalties or other damages. On July 28, 2015, we entered into an agreement to sell MPS and MPE on an as-is basis. Upon completion the buyer will assume all liabilities associated with the companies. In the event the sale does not complete and material fines, penalties, or other damages are imposed on MPS or MPE, they would experience difficulties continuing to operate and may need to cease operations entirely if necessary third party financing cannot be secured. If we continue to own MPS and MPE, any such material fines, penalties, or other damages imposed on them may have an adverse effect on our financial condition or results of operations. Furthermore, responding to the requests of governmental authorities and cooperating with their investigation will continue to divert our management’s attention and resources, which could harm our business.
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
Moody’s Investors Service rates our corporate credit as Caa1 with a stable outlook. Standard & Poor’s rates our corporate credit B with a negative outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies view liquidity and the key ratios associated with it, such as gross leverage ratio, a particular priority. Our 2014 refinancing of the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes reduced our cash interest costs, however, we may be subject to downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the ratings agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under our indentures or the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility (if drawn), and the Reimbursement Agreement, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
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
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, business or assets in order to optimize our cost structure and capture operating efficiencies. For example, we incurred charges of approximately US$ 9.9 million related to restructuring in 2014 and US$ 18.5 million in 2013 and total severance costs of approximately US$ 7.1 million during 2013. We are pursuing limited restructuring initiatives in 2015 and have incurred related restructuring charges. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.

Index

Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While our content costs continue to decrease compared to prior periods, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other necessary resources and changes in audience tastes in our markets as well as from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before we can predict whether such programming will perform well in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming, as was the case in certain of our operating segments in 2013 and 2014. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Index

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
We may not be aware of all related party transactions, which may involve risks of conflicts of interest and result in transactions being concluded on less favorable terms than could be obtained in arm’s-length transactions.
In our markets, the officers, general directors, other members of the management or employees of our operating companies may have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with companies, whether or not we are aware of any business relationship between our employees and third parties, may present conflicts of interest and may result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties or affiliates, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indenture governing the 2017 PIK Notes, the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility (if drawn) or the Reimbursement Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of June 30, 2015, the 200,000 shares of Series B preferred stock were convertible into 95,830,154 shares of Class A common stock. The TW Warrants are convertible into shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 49.4% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.5%, (without giving effect to the accretion of the Series B Preferred Stock after June 30, 2015). Furthermore, following the series of financing transactions conducted in 2014, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan and the issuance of the TW Guarantee in respect of the 2017 Euro Term Loan, in addition to being our largest shareholder Time Warner is our largest secured creditor, as it holds or guarantees 68% of our outstanding indebtedness as at June 30, 2015. Subject to certain exceptions under the indenture for the 2017 PIK Notes that limit Time Warner’s voting rights as an affiliate holding the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes, as a lender under the 2017 Term Loan and the 2017 Revolving Credit Facility or as a guarantor under the Reimbursement Agreement. The 2017 Term Loan, the 2017 Revolving Credit Facility (if drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 PIK Notes, including covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock or other holders of our indebtedness.
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

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01+	Central European Media Enterprises Ltd. 2015 Stock Incentive Plan.

10.02+	Form of Restricted Stock Unit Award Agreement (Directors' Version) (for use from June 2015).

10.03+	Form of Employee Non-Qualified Stock Option Agreement (for use from June 2015).

10.04+	Form of Restricted Stock Unit Award Agreement (time-based vesting) (for use from March 2015).

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:	July 29, 2015	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01+	Central European Media Enterprises Ltd. 2015 Stock Incentive Plan.

10.02+	Form of Restricted Stock Unit Award Agreement (Directors' Version) (for use from June 2015).

10.03+	Form of Employee Non-Qualified Stock Option Agreement (for use from June 2015).

10.04+	Form of Restricted Stock Unit Award Agreement (time-based vesting) (for use from March 2015).

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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