Form 10-Q
period 2015-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2015-10-27
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2015
Class A Common Stock, par value $0.08	135,802,274

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2015

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$61,781	$34,298
Accounts receivable, net (Note 7)	126,476	175,866
Program rights, net (Note 6)	92,477	99,358
Other current assets (Note 8)	40,814	35,481
Assets held for sale (Note 3)	12,496	29,866
Total current assets	334,044	374,869
Non-current assets
Property, plant and equipment, net (Note 9)	109,237	114,335
Program rights, net (Note 6)	187,479	207,264
Goodwill (Note 4)	639,177	681,398
Broadcast licenses and other intangible assets, net (Note 4)	158,091	183,378
Other non-current assets (Note 8)	48,887	58,116
Total non-current assets	1,142,871	1,244,491
Total assets	$1,476,915	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$136,778	$179,224
Current portion of long-term debt and other financing arrangements (Note 5)	261,230	252,859
Other current liabilities (Note 11)	25,010	7,812
Liabilities held for sale (Note 3)	8,350	10,632
Total current liabilities	431,368	450,527
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	626,357	621,240
Other non-current liabilities (Note 11)	80,057	46,485
Total non-current liabilities	706,414	667,725
Commitments and contingencies (Note 21)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2014 - 200,000) (Note 13)	236,722	223,926
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2014 – one)	—	—
135,802,274 shares of Class A Common Stock of $0.08 each (December 31, 2014 – 135,335,258)	10,864	10,827
Nil shares of Class B Common Stock of $0.08 each (December 31, 2014 – nil)	—	—
Additional paid-in capital	1,917,636	1,928,920
Accumulated deficit	(1,593,818)	(1,490,344)
Accumulated other comprehensive loss	(229,553)	(169,609)
Total CME Ltd. shareholders’ equity	105,129	279,794
Noncontrolling interests	(2,718)	(2,612)
Total equity	102,411	277,182
Total liabilities and equity	$1,476,915	$1,619,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$117,322	$131,081	$410,289	$464,597
Operating expenses:
Content costs	58,983	76,539	203,710	256,527
Other operating costs	17,180	18,324	51,640	60,904
Depreciation of property, plant and equipment	6,974	7,900	20,911	24,011
Amortization of broadcast licenses and other intangibles	2,695	3,060	9,628	9,474
Cost of revenues	85,832	105,823	285,889	350,916
Selling, general and administrative expenses	2,403	32,939	75,016	105,109
Restructuring costs (Note 15)	234	342	1,329	8,590
Operating income / (loss)	28,853	(8,023)	48,055	(18)
Interest expense (Note 16)	(43,998)	(37,086)	(125,862)	(104,036)
Loss on extinguishment of debt	—	—	—	(24,161)
Non-operating expense, net (Note 17)	(6,477)	(5,659)	(22,122)	(4,631)
Loss before tax	(21,622)	(50,768)	(99,929)	(132,846)
Credit / (provision) for income taxes	112	(540)	(3,493)	(814)
Loss from continuing operations	(21,510)	(51,308)	(103,422)	(133,660)
Loss from discontinued operations, net of tax (Note 3)	(265)	(1,174)	(869)	(19,961)
Net loss	(21,775)	(52,482)	(104,291)	(153,621)
Net loss attributable to noncontrolling interests	253	344	817	1,130
Net loss attributable to CME Ltd.	$(21,522)	$(52,138)	$(103,474)	$(152,491)

Net loss	$(21,775)	$(52,482)	$(104,291)	$(153,621)
Other comprehensive income / (loss):
Currency translation adjustment	5,546	(101,543)	(58,637)	(108,480)
Unrealized loss on derivative instruments (Note 12)	(522)	—	(596)	—
Total other comprehensive income / (loss)	5,024	(101,543)	(59,233)	(108,480)
Comprehensive loss	(16,751)	(154,025)	(163,524)	(262,101)
Comprehensive loss / (income) attributable to noncontrolling interests	316	(240)	106	485
Comprehensive loss attributable to CME Ltd.	$(16,435)	$(154,265)	$(163,418)	$(261,616)

PER SHARE DATA (Note 19):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.17)	$(0.38)	$(0.79)	$(0.99)
Continuing operations attributable to CME Ltd. - Diluted	(0.17)	(0.38)	(0.79)	(0.99)
Discontinued operations attributable to CME Ltd. - Basic	(0.01)	(0.00)	(0.00)	(0.13)
Discontinued operations attributable to CME Ltd. - Diluted	(0.01)	(0.00)	(0.00)	(0.13)
Net loss attributable to CME Ltd. - Basic	(0.18)	(0.38)	(0.79)	(1.12)
Net loss attributable to CME Ltd. - Diluted	(0.18)	(0.38)	(0.79)	(1.12)

Weighted average common shares used in computing per share amounts (000’s):
Basic	147,054	146,610	146,803	146,477
Diluted	147,054	146,610	146,803	146,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	1,549	—	—	—	1,549
Share issuance, stock-based compensation	—	—	467,016	37	—	—	(37)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(12,796)	—	—	—	(12,796)
Net loss	—	—	—	—	—	—	—	(103,474)	—	(817)	(104,291)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(596)	—	(596)
Currency translation adjustment	—	—	—	—	—	—	—	—	(59,348)	711	(58,637)
BALANCE September 30, 2015	1	$—	135,802,274	$10,864	—	$—	$1,917,636	$(1,593,818)	$(229,553)	$(2,718)	$102,411

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	990	—	—	—	990
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock-based compensation	—	—	497,816	40	—	—	(40)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(11,880)	—	—	—	(11,880)
Net loss	—	—	—	—	—	—	—	(152,491)	—	(1,130)	(153,621)
Currency translation adjustment	—	—	—	—	—	—	—	—	(109,125)	645	(108,480)
BALANCE September 30, 2014	1	$—	135,335,258	$10,827	—	$—	$1,932,722	$(1,415,407)	$(120,954)	$408	$407,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,291)	$(153,621)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	869	19,961
Amortization of program rights	203,710	249,036
Depreciation and other amortization	72,150	60,288
Interest paid in kind	43,681	727
Loss on extinguishment of debt	—	24,161
Loss / (gain) on disposal of fixed assets	6,914	(162)
Stock-based compensation (Note 18)	1,549	990
Change in fair value of derivatives	3,571	—
Foreign currency exchange gain, net	(717)	(407)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	39,347	29,486
Accounts payable and accrued liabilities	(5,061)	(14,126)
Program rights	(219,104)	(278,308)
Other assets and liabilities	(8,478)	633
Accrued interest	29,455	23,424
Income taxes payable	(304)	2,633
Deferred revenue	15,688	15,186
Deferred taxes	2,690	227
VAT and other taxes payable	(2,584)	5,499
Net cash generated from / (used in) continuing operating activities	$79,085	$(14,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(26,344)	$(20,129)
Disposal of property, plant and equipment	125	162
Net cash used in continuing investing activities	$(26,219)	$(19,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Senior Debt	$—	$221,374
Repayments of Senior Debt	—	(400,673)
Debt transaction costs	(627)	(12,779)
Proceeds from credit facilities	—	16,801
Payment of credit facilities and capital leases	(27,037)	(747)
Issuance of common stock	—	191,825
Dividends paid to holders of noncontrolling interests	—	(46)
Net cash (used in) / provided by continuing financing activities	$(27,664)	$15,755

Net cash used in discontinued operations - operating activities	(2,872)	(3,613)
Net cash provided by / (used in) discontinued operations - investing activities	6,959	(214)
Net cash used in discontinued operations - financing activities	(76)	(951)

Impact of exchange rate fluctuations on cash and cash equivalents	(1,730)	(8,174)
Net increase / (decrease) in cash and cash equivalents	$27,483	$(31,537)
CASH AND CASH EQUIVALENTS, beginning of period	34,298	102,322
CASH AND CASH EQUIVALENTS, end of period	$61,781	$70,785

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$12,796	$11,880
Interest paid in kind	43,681	727
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
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 34 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Our main general entertainment television channels in each country are distributed on a free-to-air basis terrestrially, with the exception of Romania, and are also distributed via cable and satellite. Our other channels are generally distributed terrestrially or via cable and satellite. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING.BG, BTV ACTION and BTV LADY. We own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and six other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, FANDA, SMICHOV and TELKA.
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
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Our 2015 Convertible Notes mature on November 15, 2015. On July 2, 2015 we entered into a forward foreign exchange contract with a notional amount of US$ 261.0 million to reduce our exposure to USD to EUR exchange rate fluctuations prior to the maturity date of the 2015 Convertible Notes. On September 30, 2015, we entered into a EUR 235.3 million senior unsecured term credit facility (the "2019 Euro Term Loan") with BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders party thereto.
We intend to draw the 2019 Euro Term Loan in full to settle the forward foreign exchange contract and apply the proceeds toward the repayment and discharge of the 2015 Convertible Notes at maturity. Once the repayment of the 2015 Convertible Notes has been completed, we believe we will have adequate cash resources to continue operating as a going concern for the next twelve months. If, for circumstances beyond our control, we are unable to draw down on the 2019 Euro Term Loan, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature. The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these uncertainties.
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
Change in Presentation
In the third quarter of 2015, we changed our presentation of certain non-operating income and expenses in the condensed consolidated statements of operations and comprehensive income. Prior period comparative amounts have been reclassified to conform to the current year presentation.
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
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued guidance which defers the effective date of the new revenue standard for all entities by one year, which would extend the effective date to our fiscal year beginning January 1, 2018. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
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
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued operations and assets held for sale prior to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the fourth quarter of 2013, we announced our intention to focus on our core television broadcast operations and commenced a process to divest certain non-core businesses. During 2014, we sold Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic, and a component of our Czech Republic reporting unit; and Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in those countries, both of which were components of our Romania reporting unit. Additionally, in 2014 we classified our Romanian studios, cinema, music, radio and remaining distribution businesses as held for sale in our consolidated balance sheets and as discontinued operations in our consolidated statements of operations and comprehensive income and consolidated statements of cash flows. The impact of these events has been retroactively applied to all periods presented. During the first half of 2015, we sold our music, radio and remaining distribution business in Romania.

In the fourth quarter of 2014, we committed to a plan to sell a surplus facility in Bulgaria. During the nine months ended September 30, 2015, we recognized a loss of approximately US$ 3.3 million within non-operating expense, net to writedown the carrying value of the building and related land to fair value less costs to sell.
Discontinued operations and assets held for sale subsequent to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the third quarter of 2015, we entered into an agreement to sell our Romanian studios along with its parent holding company on an as-is basis and completed the sale on October 16, 2015. As a result, we have classified the assets and liabilities of the parent holding company as held for sale in the current period. For the three months ended September 30, 2015, we recognized a loss of US$ 3.4 million within non-operating expense, net in our condensed consolidated statements of operations and comprehensive income to writedown the assets and liabilities of the parent holding company to fair value less costs to sell.
The carrying amounts of the major classes of assets and liabilities held for sale in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$354	$1,742
Accounts receivable, net	633	3,232
Program rights	187	10,347
Property, plant and equipment	2,920	—
Other assets	1,639	7,546
Total major classes of assets included as part of discontinued operations	5,733	22,867
Carrying amounts of major classes of assets of a disposal group held for sale:
Cash and cash equivalents	76	—
Accounts receivable, net	69	—
Program rights	2,017	—
Property, plant and equipment	4,429	6,999
Other assets	3,614	—
Total major classes of assets of a disposal group held for sale	10,205	6,999
Loss recognized on disposal group	(3,442)	—
Total major classes of assets of a disposal group held for sale, net of loss recognized	6,763	6,999
Total assets held for sale	$12,496	$29,866

Carrying amounts of major classes of liabilities of a disposal group held for sale:
Accounts payable and accrued liabilities	$1,771	$6,893
Other liabilities	2,953	3,739
Total major classes of liabilities included as part of discontinued operations	4,724	10,632
Carrying amounts of major classes of liabilities of a disposal group held for sale:
Accounts payable and accrued liabilities	175	—
Other liabilities	3,451	—
Total major classes of liabilities of a disposal group held for sale	3,626	—
Total liabilities held for sale	$8,350	$10,632

Loss from discontinued operations, net of tax, comprised the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$1,391	$18,833	$6,497	$41,424

Loss from discontinued operations before income taxes	(555)	(1,192)	(1,015)	(3,503)
(Provision) / credit for income taxes	—	(131)	67	(115)
Loss from discontinued operations, net of tax, before gain / (loss) on sale	(555)	(1,323)	(948)	(3,618)
Gain / (loss) on sale of divested businesses, net of tax (1)	290	149	79	(16,343)
Loss from discontinued operations, net of tax	$(265)	$(1,174)	$(869)	$(19,961)

(1)
Amount includes realized gains / losses on completed disposal transactions and losses related to fair value adjustments required to measure our assets held for sale at fair value less costs to sell for businesses classified as discontinued operations which are expected to be disposed in 2015. The fair value adjustment is a non-recurring fair value measurement based on active bids obtained from third-parties as part of the disposal process. This measurement of estimated fair value uses Level 3 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2015 and December 31, 2014 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Foreign currency	(2,427)	(44)	(30,295)	(5,354)	(4,101)	—	(42,221)
Balance, September 30, 2015	28,428	567	482,800	78,395	48,987	—	639,177
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, September 30, 2015	$173,067	$11,021	$770,345	$89,423	$48,987	$19,400	$1,112,243
Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,802	$—	$85,802	$98,250	$—	$98,250
Amortized:
Broadcast licenses	196,353	(128,821)	67,532	209,279	(131,750)	77,529
Trademarks	642	(529)	113	—	—	—
Customer relationships	54,859	(50,531)	4,328	59,011	(51,858)	7,153
Other	3,651	(3,335)	316	3,877	(3,431)	446
Total	$341,307	$(183,216)	$158,091	$370,417	$(187,039)	$183,378
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2015	December 31, 2014
Senior Debt	$883,922	$867,367
Other credit facilities and capital leases	3,665	6,732
Total long-term debt and other financing arrangements	887,587	874,099
Less: current maturities	(261,230)	(252,859)
Total non-current long-term debt and other financing arrangements	$626,357	$621,240
Overview
Total senior debt and credit facilities comprised the following at September 30, 2015:

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
2015 Convertible Notes	$261,034	$(951)	$260,083	$11,907
2017 PIK Notes (1)	467,446	(149,110)	318,336	178,626
2017 Term Loan (2) (3)	35,509	(10,978)	24,531	13,199
2017 Revolving Credit Facility (3)	—	—	—	50,596
2017 Euro Term Loan	280,972	—	280,972	—
Total senior debt and credit facilities	$1,044,961	$(161,039)	$883,922

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

Senior Debt
Our senior debt comprised the following at September 30, 2015 and December 31, 2014:

	Carrying Amount		Fair Value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
2015 Convertible Notes	$260,083	$251,669	$261,360	$260,922
2017 PIK Notes	318,336	265,629	519,687	476,957
2017 Term Loan	24,531	20,573	39,043	35,923
2017 Revolving Credit Facility	—	25,000	—	25,000
2017 Euro Term Loan	280,972	304,496	280,972	304,496
	$883,922	$867,367	$1,101,062	$1,103,298
Convertible Notes
2015 Convertible Notes
As at September 30, 2015, the principal amount of our 5.0% Senior Convertible Notes due 2015 (the “2015 Convertible Notes”) outstanding was US$ 261.0 million. The 2015 Convertible Notes mature on November 15, 2015. On September 30, 2015, we entered into the 2019 Euro Term Loan, which we intend to draw in full and apply the proceeds toward the repayment and discharge the 2015 Convertible Notes at maturity.

Interest on the 2015 Convertible Notes is payable semi-annually in arrears on each May 15 and November 15. The fair value of the liability component of the 2015 Convertible Notes as at September 30, 2015 of US$ 261.4 million (December 31, 2014: US$ 260.9 million) was calculated by multiplying the outstanding debt by the traded market price. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
The 2015 Convertible Notes are convertible based on an initial conversion rate of 20 shares of our Class A common stock per US$ 1,000 principal amount of 2015 Convertible Notes (which is equivalent to an initial conversion price of US$ 50.00 per share). The conversion rate is subject to adjustment if we make certain distributions to the holders of shares of our Class A common stock, undergo certain corporate transactions or a fundamental change, and in other circumstances specified in the 2015 Convertible Notes. In addition, the holders of the 2015 Convertible Notes have the right to put the 2015 Convertible Notes to us for cash equal to the aggregate principal amount of the 2015 Convertible Notes plus accrued but unpaid interest thereon following the occurrence of certain specified fundamental changes (including a change of control (which includes the acquisition by a person or group (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership of more than 50% of the outstanding shares of our Class A common stock), certain mergers, insolvency and a delisting).
We separately account for the liability and equity components of the 2015 Convertible Notes. The embedded conversion option is not accounted for as a derivative.

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
BALANCE December 31, 2014	$261,034	$(9,365)	$251,669	$11,907
Amortization of debt issuance discount	—	8,414	8,414	—
BALANCE September 30, 2015	$261,034	$(951)	$260,083	$11,907
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
2017 PIK Notes
As at September 30, 2015, the principal amount of the 15.0% Senior Secured Note due 2017 (the "2017 PIK Notes") outstanding was US$ 467.4 million. Interest is payable semi-annually in arrears on each June 1 and December 1, which the Company must pay in kind on a semi-annual basis until November 15, 2015 by adding such accrued interest to the principal amount of the 2017 PIK Notes and thereafter may pay such accrued interest in cash or in kind. The 2017 PIK Notes mature on December 1, 2017. The fair value of the 2017 PIK Notes as at September 30, 2015 of US$ 519.7 million was calculated using comparable instruments that trade in active markets and, where available, actual trade history of the 2017 PIK Notes in a market that is not active. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at September 30, 2015.
2017 Term Loan
As at September 30, 2015, the principal amount outstanding of the 15.0% term loan facility due 2017 (the "2017 Term Loan") was US$ 35.5 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount, plus interest for which we paid in kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which the Company may pay in cash or in kind. The Company has elected to pay interest in kind since the initial drawdown. The 2017 Term Loan matures on December 1, 2017. The fair value of the 2017 Term Loan as at September 30, 2015 of US$ 39.0 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".

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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at September 30, 2015.
2017 Revolving Credit Facility
Following a repayment in the amount of US$ 26.1 million in June 2015, we had no balance outstanding under a US$ 115.0 million revolving credit facility (the “2017 Revolving Credit Facility”), all of which was available to be drawn as at September 30, 2015. The 2017 Revolving Credit Facility matures on December 1, 2017.
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
2017 Euro Term Loan
As at September 30, 2015, the principal amount of our floating rate senior unsecured term credit facility (the "2017 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 281.0 million). The 2017 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable in cash quarterly in arrears on each March 12, June 12, September 12 and December 12. As at September 30, 2015, the interest rate on amounts outstanding under the 2017 Euro Term Loan was 1.50%. The 2017 Euro Term Loan matures on November 1, 2017 and may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. The fair value of the 2017 Euro Term Loan as at September 30, 2015 approximates its carrying value. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements".
The 2017 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by Time Warner and certain of its subsidiaries. In connection with this guarantee, we entered into a reimbursement agreement (the “Reimbursement Agreement") with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Additionally, the loan purchase right allows Time Warner to purchase any amount outstanding under the 2017 Euro Term Loan from the lenders following an event of default under the 2017 Euro Term Loan or the Reimbursement Agreement.
The Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. As consideration for the guarantee of the 2017 Euro Term Loan, we are paying a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME Ltd. under the 2017 Euro Term Loan (the “Guarantee Fee Rate”). The guarantee fee is payable semi-annually in arrears on each May 1 and November 1, which the Company may pay in cash or in kind (by adding such semi-annual guarantee fee to any such amount then outstanding). The Company has elected to pay the guarantee fee in kind to date. The guarantee fee paid in kind is presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bears interest per annum at the Guarantee Fee Rate, payable semi-annually in arrears in cash or in kind (by adding such semi-annual guarantee fee to any such amount then outstanding) on each May 1 and November 1. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2017 Term Loan and the 2017 Revolving Credit Facility.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2017 Euro Term Loan, and as such are not required to be accounted for separately.

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at September 30, 2015 and December 31, 2014:

		September 30, 2015	December 31, 2014
Credit facilities	(a) – (c)	$—	$3,100
Capital leases		3,665	3,632
Total credit facilities and capital leases		3,665	6,732
Less: current maturities		(1,147)	(1,190)
Total non-current credit facilities and capital leases		$2,518	$5,542

(a)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2015, we had deposits of US$ 21.8 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2014, we had deposits of US$ 10.5 million in and no drawings on the BMG cash pool.

(b)
As at September 30, 2015 and December 31, 2014, there were no drawings outstanding under a CZK 825.0 million (approximately US$ 34.0 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 825.0 million (approximately US$ 34.0 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that receivables are factored and outstanding.

(c)
As at December 31, 2014, our operations in Romania had an aggregate principal amount of RON 12.5 million (approximately US$ 3.1 million, net of fair value adjustment arising on acquisition) of loans outstanding with the Central National al Cinematografei ("CNC"), a Romanian governmental organization which provides financing for qualifying filmmaking projects. As at September 30, 2015 these loans are classified as liabilities held for sale (see Note 3, "Discontinued Operations and Assets Held for Sale").

Total Group
At September 30, 2015, the maturity of our senior debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2015 (1)	$261,034
2016	—
2017	783,927
2018	—
2019	—
2020 and thereafter	—
Total senior debt and credit facilities	1,044,961
Net discount	(161,039)
Carrying amount of senior debt and credit facilities	$883,922

(1)
Amount includes the outstanding principal amount of the 2015 Convertible Notes due November 15, 2015. As noted above, we intend to draw the 2019 Euro Term Loan and apply the proceeds toward the repayment and discharge the 2015 Convertible Notes at maturity.

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2015:

2015	$332
2016	1,152
2017	1,030
2018	772
2019	433
2020 and thereafter	76
Total undiscounted payments	3,795
Less: amount representing interest	(130)
Present value of net minimum lease payments	$3,665
6.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Program rights:
Acquired program rights, net of amortization	$197,152	$217,183
Less: current portion of acquired program rights	(92,477)	(99,358)
Total non-current acquired program rights	104,675	117,825
Produced program rights – Feature Films:
Released, net of amortization	1,505	4,553
Completed and not released	—	558
Produced program rights – Television Programs:
Released, net of amortization	58,329	60,691
Completed and not released	7,725	7,370
In production	14,601	15,786
Development and pre-production	644	481
Total produced program rights	82,804	89,439
Total non-current acquired program rights and produced program rights	$187,479	$207,264
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unrelated customers	$136,319	$186,404
Less: allowance for bad debts and credit notes	(9,843)	(10,692)
Related parties	—	197
Less: allowance for bad debts and credit notes	—	(43)
Total accounts receivable	$126,476	$175,866

8.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Current:
Prepaid acquired programming	$20,312	$19,162
Other prepaid expenses	9,366	5,627
Deferred tax	7,299	8,127
VAT recoverable	2,078	835
Income taxes recoverable	255	135
Other	1,504	1,595
Total other current assets	$40,814	$35,481

	September 30, 2015	December 31, 2014
Non-current:
Capitalized debt costs	$44,093	$55,472
Deferred tax	170	456
Other	4,624	2,188
Total other non-current assets	$48,887	$58,116
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Land and buildings	$94,902	$103,248
Machinery, fixtures and equipment	170,027	172,929
Other equipment	32,775	36,516
Software licenses	56,730	56,176
Construction in progress	5,128	3,325
Total cost	359,562	372,194
Less: Accumulated depreciation	(250,325)	(257,859)
Total net book value	$109,237	$114,335

Assets held under capital leases (included in the above)
Land and buildings	$3,915	$4,243
Machinery, fixtures and equipment	4,281	3,325
Total cost	8,196	7,568
Less: Accumulated depreciation	(3,340)	(2,760)
Total net book value	$4,856	$4,808

The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2015 and 2014 is comprised of:

	For the Nine Months Ended September 30,
	2015	2014
Opening balance	$114,335	$142,907
Additions	24,814	15,914
Disposals	(282)	—
Depreciation	(20,911)	(24,011)
Foreign currency movements	(7,426)	(11,520)
Other (1)	(1,293)	—
Ending balance	$109,237	$123,290

(1)	Other is comprised of property, plant and equipment which were classified as liabilities held for sale in the third quarter of 2015 (see Note 3, "Discontinued Operations and Assets Held for Sale").
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$47,261	$55,564
Related party accounts payable	84	43
Programming liabilities	29,453	42,828
Related party programming liabilities	17,295	24,980
Duties and other taxes payable	12,806	23,341
Accrued staff costs	19,640	21,168
Accrued interest payable	5,166	1,958
Related party accrued interest payable	216	173
Income taxes payable	259	460
Accrued legal contingencies and professional fees	1,361	3,004
Authors’ rights	2,027	4,434
Other accrued liabilities	1,210	1,271
Total accounts payable and accrued liabilities	$136,778	$179,224

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Current:
Deferred revenue	$19,874	$4,938
Deferred tax	51	279
Derivative liabilities	3,571	—
Restructuring provision (Note 15)	520	1,558
Legal provision	951	995
Other	43	42
Total other current liabilities	$25,010	$7,812

	September 30, 2015	December 31, 2014
Non-current:
Deferred tax	$27,820	$27,370
Programming liabilities	1,459	1,699
Related party programming liabilities	—	316
Related party commitment fee payable (1)	9,136	9,136
Related party guarantee fee payable (2)	15,569	1,163
Accrued interest (3)	3,637	846
Related party accrued interest (3)	21,092	4,589
Other	1,344	1,366
Total other non-current liabilities	$80,057	$46,485

(1)
Represents the commitment fee payable to Time Warner in respect of its obligation under a commitment letter (the “2015 Refinancing Commitment Letter”) between Time Warner and CME dated November 14, 2014 whereby Time Warner agreed to provide or assist with arranging a loan facility to repay the 2015 Convertible Notes at maturity. The commitment fee is payable by November 1, 2019, the maturity date of the 2019 Euro Term Loan, or earlier if the repayment of the 2019 Euro Term Loan is accelerated. The commitment fee will bear interest at 8.5% per annum from the date that is five business days prior to the discharge of the 2015 Convertible Notes. Interest on the commitment fee is payable in arrears on each May 1 and November 1, beginning May 1, 2016 and may be paid in cash or in kind, at our election.

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

(3)
Represents interest on the 2017 PIK Notes and the 2017 Term Loan held by Time Warner, which the Company must pay in kind on a semi-annual basis in arrears by adding such accrued interest to the principal amount of the underlying instrument.

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
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In the fourth quarter of 2014, we entered into two interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2017 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the three and nine months ended September 30, 2015, we did not recognize any charges related to hedge ineffectiveness.
We value the interest rate swap agreements using a valuation model which calculates the fair value on the basis of the net present value of the estimated future cash flows. The most significant input used in the valuation model is the expected EURIBOR-based yield curve. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including current interest rates, relevant yield curves and the known contractual terms of the instruments, were readily observable.

Accumulated Other Comprehensive Loss
BALANCE December 31, 2014	$(581)
Loss on interest rate swaps	(972)
Reclassified to interest expense	376
BALANCE September 30, 2015	$(1,177)
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Currency forward contracts	$(2,443)	$—	$(5,673)	$2,311
Foreign Currency Risk
On March 11, 2015, we entered into two forward foreign exchange contracts with aggregate notional amounts of approximately US$ 76.9 million to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under certain dollar-denominated agreements expected to be made during 2015. The forward foreign exchange contracts mature on December 21, 2015. As at September 30, 2015, these forward foreign exchange contracts had aggregate notional amounts of US$ 19.7 million outstanding.
On July 2, 2015 we entered into a forward exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations until the maturity date of the 2015 Convertible Notes, which we intend to refinance with the proceeds of the 2019 Euro Term Loan.
These forward foreign exchange contracts are considered economic hedges but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded in the condensed consolidated statements of operations and comprehensive income and in the condensed consolidated balance sheet in other current liabilities. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at September 30, 2015 and December 31, 2014. As at September 30, 2015 and December 31, 2014, the carrying value of the Series B Preferred Shares was US$ 236.7 million and US$ 223.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor").
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including June 25, 2013, the date of issuance, to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, on the date that is 61 days after the earlier of (a) the date on which the ownership of our outstanding shares of Class A common stock by a group would not be greater than 49.9% of the outstanding shares of Class A common stock and (b) the date on which such beneficial ownership would not give to any person any right of redemption, repurchase or acceleration under any indenture or other document governing any of our indebtedness outstanding as of June 25, 2013, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at September 30, 2015, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three and nine months ended September 30, 2015 and 2014, we recognized accretion on the Series B Preferred Shares of US$ 4.4 million and US$ 12.8 million; and US$ 4.1 million and US$ 11.9 million respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized at September 30, 2015 and December 31, 2014.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2015 and December 31, 2014. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2015 and December 31, 2014 (see Note 13, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2015 and December 31, 2014. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135,802,274 and 135,335,258 shares of Class A common stock outstanding at September 30, 2015 and December 31, 2014, respectively, and no shares of Class B common stock outstanding at September 30, 2015 and December 31, 2014.
As at September 30, 2015, TW Investor owns 45.2% of the outstanding shares of Class A common stock and has a 49.4% voting interest in the Company due to its ownership of the Series A Preferred Share.

Common Stock Warrants
As at September 30, 2015, warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from May 2, 2016 to May 2, 2018, were outstanding. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise its warrants prior to May 2, 2016 at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A common stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Exchange Act).
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
As at September 30, 2015, warrants to purchase up to 850,000 shares of Class A common stock at a price of US$ 21.75 per share were also outstanding. These warrants expire on December 9, 2015.
15.    RESTRUCTURING COSTS
2014 Initiatives
During 2014, we undertook restructuring actions to optimize our cost base across a number of country operations (the "2014 Initiatives"). Actions under the 2014 Initiatives were completed as at December 31, 2014 and payments are expected to be completed by December 31, 2015.
2015 Initiatives
During the nine months ended September, 2015, we continued to take restructuring actions to optimize our cost base across a number of departments (the "2015 Initiatives"). These actions were not contemplated under the 2014 Initiatives. We expect actions under the 2015 Initiatives to be completed by the end of 2015.
Information relating to restructuring by type of cost is as follows:

	2014 Initiatives			2015 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
BALANCE December 31, 2014	$1,385	$173	$1,558	$—	$—	$—	$1,558
Costs incurred	—	—	—	1,512	—	1,512	1,512
Cash paid	(771)	(143)	(914)	(1,057)	—	(1,057)	(1,971)
Accrual reversal	(183)	—	(183)	—	—	—	(183)
Foreign currency movements	(28)	(20)	(48)	(25)	—	(25)	(73)
Other (1)	(101)	—	(101)	(222)	—	(222)	(323)
BALANCE September 30, 2015	$302	$10	$312	$208	$—	$208	$520

(1)	Other is comprised of restructuring costs which were classified as liabilities held for sale in the third quarter of 2015 (see Note 3, "Discontinued Operations and Assets Held for Sale").

A summary of restructuring charges for the three and nine months ended September 30, 2015 and 2014, by operating segment is as follows:

	For the Three Months Ended September 30,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$—	$—	$—	$—	$51	$30	$—	$81
Romania	234	—	—	234	6	—	—	6
Slovak Republic	—	—	—	—	13	—	—	13
Corporate	—	—	—	—	—	242	—	242
Total restructuring costs	$234	$—	$—	$234	$70	$272	$—	$342

	For the Nine Months Ended September 30,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$—	$—	$—	$—	$3,368	$72	$—	$3,440
Czech Republic	—	—	—	—	1,341	—	—	1,341
Romania	1,512	—	(183)	1,329	3,691	—	—	3,691
Slovak Republic	—	—	—	—	413	23	(560)	(124)
Corporate	—	—	—	—	—	242	—	242
Total restructuring costs	$1,512	$—	$(183)	$1,329	$8,813	$337	$(560)	$8,590
16.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on Senior Debt and other financing arrangements	$28,561	$26,816	$84,251	$77,233
Amortization of capitalized debt issuance costs	3,902	4,155	11,603	14,216
Amortization of debt issuance discount and premium, net	11,535	6,115	30,008	12,587
Total interest expense	$43,998	$37,086	$125,862	$104,036
We paid cash interest of US$ 10.7 million and US$ 52.8 million during the nine months ended September 30, 2015 and 2014, respectively.
17.    OTHER NON-OPERATING EXPENSE, NET
Other non-operating expense, net comprised the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$109	$58	$339	$240
Foreign currency exchange loss, net	(568)	(5,803)	(9,768)	(6,770)
Change in fair value of derivatives (Note 12)	(2,443)	—	(5,673)	2,311
Other (expense) / income, net	(3,575)	86	(7,020)	(412)
Total other non-operating expense	$(6,477)	$(5,659)	$(22,122)	$(4,631)
Other (expense) / income, net for the three months ended September 30, 2015 primarily reflects the estimated loss on sale of our Romanian studios' parent holding company, which was classified as held for sale in the third quarter of 2015, but is not classified as a discontinued operation. For the nine months ended September 30, 2015, other (expense) / income, net also includes estimated losses on sale of a surplus facility and related land in Bulgaria.

18.    STOCK-BASED COMPENSATION
At the Company's annual general meeting held on June 1, 2015, our shareholders voted for the approval of the 2015 Stock Incentive Plan (the "2015 Plan"). Under the 2015 Plan, 6,000,000 shares have been authorized for grants of stock options, restricted stock units ("RSUs"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under the Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees and to directors at the discretion of the Compensation Committee. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$557	$409	$1,549	$990
Stock Options
A summary of option activity for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	155,000	$29.88	0.92	$—
Granted	1,600,000	2.29
Forfeited	(20,000)	23.12
Expired	(69,000)	28.23
Outstanding at September 30, 2015	1,666,000	$3.53	9.32	$—
Vested and expected to vest	1,666,000	3.53	9.32	—
Exercisable at September 30, 2015	66,000	$33.66	0.67	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of September 30, 2015 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2015. This amount changes based on the fair value of our Class A common stock. As at September 30, 2015, there was US$ 2.3 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.7 years.
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
The following table summarizes information about unvested RSUs as at September 30, 2015:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	1,367,234	$3.06
Granted RSUs	1,661,430	2.56
Vested	(465,136)	3.16
Forfeited	(5,272)	3.71
Unvested at September 30, 2015	2,558,256	$2.72
As at September 30, 2015, the intrinsic value of unvested RSUs was US$ 5.5 million. Total unrecognized compensation expense related to unvested RSUs as at September 30, 2015 was US$ 3.9 million and is expected to be recognized over a weighted-average period of 2.9 years.

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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Loss from continuing operations	$(21,510)	$(51,308)	$(103,422)	$(133,660)
Net loss attributable to noncontrolling interests	253	344	817	1,130
Less: preferred dividend paid in kind	(4,391)	(4,077)	(12,796)	(11,880)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(25,648)	(55,041)	(115,401)	(144,410)
Loss from discontinued operations, net of tax (Note 3)	(265)	(1,174)	(869)	(19,961)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(25,913)	$(56,215)	$(116,270)	$(164,371)

Effect of dilutive securities
Preferred dividend paid in kind	—	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(25,913)	$(56,215)	$(116,270)	$(164,371)

Weighted average outstanding shares of common stock - Basic (1)	147,054	146,610	146,803	146,477
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - Diluted	147,054	146,610	146,803	146,477

Net loss per share:
Continuing operations attributable to CME Ltd. - Basic	$(0.17)	$(0.38)	$(0.79)	$(0.99)
Continuing operations attributable to CME Ltd. - Diluted	(0.17)	(0.38)	(0.79)	(0.99)
Discontinued operations attributable to CME Ltd. - Basic	(0.01)	(0.00)	(0.00)	(0.13)
Discontinued operations attributable to CME Ltd. - Diluted	(0.01)	(0.00)	(0.00)	(0.13)
Net loss attributable to CME Ltd. - Basic	(0.18)	(0.38)	(0.79)	(1.12)
Net loss attributable to CME Ltd. - Diluted	(0.18)	(0.38)	(0.79)	(1.12)

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

At September 30, 2015, 4,606,405 (December 31, 2014: 1,324,920) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These may become dilutive in the future. Shares of Class A common stock potentially issuable under the 2015 Convertible Notes were antidilutive to net income at September 30, 2015. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2015 and 2014 for condensed consolidated statements of operations and comprehensive income data and condensed consolidated statements of cash flow data; and as at September 30, 2015 and December 31, 2014 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Bulgaria	$14,673	$17,711	$50,877	$60,899
Croatia	9,949	10,917	38,184	43,884
Czech Republic	35,575	38,080	122,671	136,412
Romania	32,005	37,180	109,561	123,468
Slovak Republic	17,223	17,679	54,997	60,036
Slovenia	8,606	9,598	35,149	41,444
Intersegment revenues(1)	(709)	(84)	(1,150)	(1,546)
Total net revenues	$117,322	$131,081	$410,289	$464,597

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Bulgaria	$2,223	$2,162	$8,466	$5,050
Croatia	(909)	(549)	5,925	4,978
Czech Republic	9,483	9,694	43,812	33,107
Romania	6,953	4,885	25,733	20,985
Slovak Republic	358	(2,070)	3,840	(2,172)
Slovenia	(1,556)	(3,439)	(233)	(234)
Elimination	(225)	30	(260)	352
Total operating segments	16,327	10,713	87,283	62,066
Corporate	(7,974)	(7,776)	(20,671)	(21,714)
Total OIBDA	$8,353	$2,937	$66,612	$40,352

Reconciliation to condensed consolidated statements of operations and comprehensive income:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total OIBDA	$8,353	$2,937	$66,612	$40,352
Depreciation of property, plant and equipment	(6,974)	(7,900)	(20,911)	(24,011)
Amortization of broadcast licenses and other intangibles	(2,695)	(3,060)	(9,628)	(9,474)
Other items (1)	30,169	—	11,982	(6,885)
Operating income / (loss)	28,853	(8,023)	48,055	(18)
Interest expense (Note 16)	(43,998)	(37,086)	(125,862)	(104,036)
Loss on extinguishment of debt	—	—	—	(24,161)
Non-operating expense, net (Note 17)	(6,477)	(5,659)	(22,122)	(4,631)
Loss before tax	$(21,622)	$(50,768)	$(99,929)	$(132,846)

(1)
Other items for the three and nine months ended September 30, 2015 consist solely of the reversal of charges related to the tax audits of our Romanian operations, which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015 (see Note 21, "Commitments and Contingencies"). Other items for the nine months ended September 30, 2014 is comprised of a fine the Slovenian Competition Protection Agency was seeking to impose which was overturned in the fourth quarter of 2014 (see Note 21, "Commitments and Contingencies").

Total assets(1):	September 30, 2015	December 31, 2014
Bulgaria	$131,112	$141,055
Croatia	52,217	58,000
Czech Republic	752,551	803,361
Romania	264,034	297,256
Slovak Republic	121,991	134,544
Slovenia	68,825	78,403
Total operating segments	1,390,730	1,512,619
Corporate	73,689	76,875
Assets held for sale	12,496	29,866
Total assets	$1,476,915	$1,619,360

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Bulgaria	$1,614	$695	$3,077	$1,773
Croatia	1,273	576	2,208	1,423
Czech Republic	4,415	1,141	8,991	6,505
Romania	2,298	1,310	4,885	3,367
Slovak Republic	460	328	2,207	1,258
Slovenia	927	1,135	2,487	2,849
Total operating segments	10,987	5,185	23,855	17,175
Corporate	895	900	2,489	2,954
Total capital expenditures	$11,882	$6,085	$26,344	$20,129

Long-lived assets(1):	September 30, 2015	December 31, 2014
Bulgaria	$5,641	$4,187
Croatia	5,468	5,579
Czech Republic	40,042	40,940
Romania	21,434	22,110
Slovak Republic	16,205	17,374
Slovenia	14,433	16,647
Total operating segments	103,223	106,837
Corporate	6,014	7,498
Total long-lived assets	$109,237	$114,335

(1)	Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Television advertising	$93,882	$104,918	$337,054	$380,094
Carriage fees and subscriptions	17,731	20,232	54,936	61,153
Other	5,709	5,931	18,299	23,350
Total net revenues	$117,322	$131,081	$410,289	$464,597

21.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2015, we had total commitments of US$ $167.3 million (December 31, 2014: US$ 177.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2015	$17,671	$6,832	$785	$2,275
2016	75,773	15,189	2,277	—
2017	36,937	4,774	1,563	—
2018	26,779	3,213	1,044	—
2019	9,875	10,410	785	—
2020 and thereafter	221	381	1,413	—
Total	$167,256	$40,799	$7,867	$2,275
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
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. Subsequent to this affirmation, the CPA adopted a decision on July 21, 2014 to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned and the proceedings to impose a fine were terminated on November 3, 2014. The CPA filed an appeal to this ruling, which an appellate court refused on October 9, 2015, confirming the ruling of the lower court to terminate the fining proceedings. As a result, no fine will be imposed.
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
c) Romanian Tax Audits
Certain of our subsidiaries in Romania were subject to audits by the Romanian tax authorities. The audit of Pro TV covering the years 2009 to 2013 was concluded during the third quarter of 2015. Studiourile Media Pro SA ("MPS") and Media Pro Entertainment Romania SA ("MPE"), which we sold on an as-is basis on October 16, 2015, are being audited for the years 2010 to 2013 and 2009 to 2013, respectively. These audits are currently suspended in connection with investigations being conducted by the Romanian authorities there. The buyer has assumed all liabilities associated with the companies, including any potential assessments as a result of the tax audits. (See Part II, Item 1, “MPS and MPE Investigations”).
The audits focused on a range of matters, including corporate income taxes, payroll tax liabilities and value added tax (“VAT”). In connection with these audits, we provided US$ 12.0 million in the fourth quarter of 2014 and an additional US$ 18.2 million in the first quarter of 2015 relating to the potential requalification of activities of certain persons engaged by Pro TV, MPS and MPE. On July 23, 2015, legislation was enacted in Romania which, among other things, annuls potential liabilities for payroll taxes, penalties and interest for the periods prior to July 1, 2015 that would have arisen as a result of the requalification of activities as dependent. During the third quarter of 2015, we released the reserves related to the Romanian tax audits.

22.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.4% voting interest in CME Ltd. as at September 30, 2015, as material related party transactions.
Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$67	$19	$89	$37
Cost of revenues	3,968	5,939	15,832	15,273
Interest expense	32,238	20,817	91,823	39,318

	September 30, 2015	December 31, 2014
Programming liabilities	$17,295	$24,980
Other accounts payable and accrued liabilities	22	150
Accounts receivable, gross	—	197
Long-term debt and other financing arrangements (1)	293,325	269,862
Accrued interest payable (2)	21,308	4,763
Other non-current liabilities (3)	24,705	10,299

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

(3)
Amount represents the commitment fee payable to Time Warner in connection with the 2015 Refinancing Commitment Letter, as well as the accrued fee payable to Time Warner for guaranteeing the 2017 Euro Term Loan. See Note 5, "Long-term Debt and Other Financing Arrangements".

23.    GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
As discussed in Note 5, "Long-term Debt and Other Financing Arrangements", our 100% owned subsidiaries, CME NV and CME BV (collectively, the "Guarantor Subsidiaries"), have agreed to fully and unconditionally, and jointly and severally, guarantee the 2017 PIK Notes (the “Guarantees”). The Guarantor Subsidiaries are subject to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed securities registered or being registered with the SEC. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) are presented separately from CME Ltd. (the “Parent Issuer”) and the Guarantor Subsidiaries in the condensed consolidating financial statements presented below.
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

The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and September 30, 2014:
Condensed Consolidating Balance Sheets as at September 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$12,104	$498	$49,179	$—	$61,781
Accounts receivable, net	—	—	126,476	—	126,476
Program rights, net	—	—	92,477	—	92,477
Other current assets	299	1,244	39,271	—	40,814
Assets held for sale	—	—	12,496	—	12,496
Intercompany current assets	17,443	3,570	110,801	(131,814)	—
Total current assets	29,846	5,312	430,700	(131,814)	334,044
Non-current assets
Investments in subsidiaries	92,375	1,438,968	—	(1,531,343)	—
Property, plant and equipment, net	—	—	109,237	—	109,237
Program rights, net	—	—	187,479	—	187,479
Goodwill	—	—	639,177	—	639,177
Broadcast licenses and other intangible assets, net	—	—	158,091	—	158,091
Other non-current assets	44,093	2,857	1,937	—	48,887
Intercompany non-current assets	1,162,308	42,401	301,195	(1,505,904)	—
Total non-current assets	1,298,776	1,484,226	1,397,116	(3,037,247)	1,142,871
Total assets	$1,328,622	$1,489,538	$1,827,816	$(3,169,061)	$1,476,915

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,159	$243	$130,376	$—	$136,778
Current portion of long-term debt and other financing arrangements	260,083	—	1,147	—	261,230
Other current liabilities	3,680	—	21,330	—	25,010
Liabilities held for sale	—	—	8,350	—	8,350
Intercompany current liabilities	—	125,595	6,219	(131,814)	—
Total current liabilities	269,922	125,838	167,422	(131,814)	431,368
Non-current liabilities
Long-term debt and other financing arrangements	623,839	—	2,518	—	626,357
Other non-current liabilities	50,608	—	29,449	—	80,057
Intercompany non-current liabilities	42,402	1,299,088	164,414	(1,505,904)	—
Total non-current liabilities	716,849	1,299,088	196,381	(1,505,904)	706,414
Temporary equity	236,722	—	—	—	236,722
Total CME Ltd. shareholders’ equity	105,129	64,612	1,466,731	(1,531,343)	105,129
Noncontrolling interests	—	—	(2,718)	—	(2,718)
Total equity	105,129	64,612	1,464,013	(1,531,343)	102,411
Total liabilities and equity	$1,328,622	$1,489,538	$1,827,816	$(3,169,061)	$1,476,915

Condensed Consolidating Balance Sheets as at December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$613	$2,931	$30,754	$—	$34,298
Accounts receivable, net	—	—	175,866	—	175,866
Program rights, net	—	—	99,358	—	99,358
Other current assets	1,007	346	34,128	—	35,481
Assets held for sale	—	—	29,866	—	29,866
Intercompany current assets	12,582	14,333	17,492	(44,407)	—
Total current assets	14,202	17,610	387,464	(44,407)	374,869
Non-current assets
Investments in subsidiaries	110,186	1,516,707	—	(1,626,893)	—
Property, plant and equipment, net	—	—	114,335	—	114,335
Program rights, net	—	—	207,264	—	207,264
Goodwill	—	—	681,398	—	681,398
Broadcast licenses and other intangible assets, net	—	—	183,378	—	183,378
Other non-current assets	55,471	—	2,645	—	58,116
Intercompany non-current assets	1,252,708	32,781	291,589	(1,577,078)	—
Total non-current assets	1,418,365	1,549,488	1,480,609	(3,203,971)	1,244,491
Total assets	$1,432,567	$1,567,098	$1,868,073	$(3,248,378)	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,109	$286	$173,829	$—	$179,224
Current portion of long-term debt and other financing arrangements	251,669	—	1,190	—	252,859
Other current liabilities	271	—	7,541	—	7,812
Liabilities held for sale	—	—	10,632	—	10,632
Intercompany current liabilities	7,003	35,151	2,253	(44,407)	—
Total current liabilities	264,052	35,437	195,445	(44,407)	450,527
Non-current liabilities
Long-term debt and other financing arrangements	615,698	—	5,542	—	621,240
Other non-current liabilities	16,315	482	29,688	—	46,485
Intercompany non-current liabilities	32,782	1,392,535	151,761	(1,577,078)	—
Total non-current liabilities	664,795	1,393,017	186,991	(1,577,078)	667,725
Temporary equity	223,926	—	—	—	223,926
Total CME Ltd. shareholders’ equity	279,794	138,644	1,488,249	(1,626,893)	279,794
Noncontrolling interests	—	—	(2,612)	—	(2,612)
Total equity	279,794	138,644	1,485,637	(1,626,893)	277,182
Total liabilities and equity	$1,432,567	$1,567,098	$1,868,073	$(3,248,378)	$1,619,360

Condensed Consolidating Statements of Operations for the three months ended September 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$117,322	$—	$117,322
Cost of revenues	—	—	85,832	—	85,832
Selling, general and administrative expenses (1)	4,017	152	(1,766)	—	2,403
Restructuring costs	—	—	234	—	234
Operating (loss) / income	(4,017)	(152)	33,022	—	28,853
Interest expense	(44,819)	(27,134)	(3,327)	31,282	(43,998)
Non-operating income / (expense), net	21,799	(1,657)	4,663	(31,282)	(6,477)
(Loss) / income from continuing operations before tax and income from investment in subsidiaries	(27,037)	(28,943)	34,358	—	(21,622)
Credit / (provision) for income taxes	—	4,425	(4,313)	—	112
(Loss) / income from continuing operations before income from investment in subsidiaries	(27,037)	(24,518)	30,045	—	(21,510)
Income from investment in subsidiaries	5,515	30,033	—	(35,548)	—
(Loss) / income from continuing operations	(21,522)	5,515	30,045	(35,548)	(21,510)
Loss from discontinued operations, net of tax	—	—	(265)	—	(265)
Net (loss) / income	(21,522)	5,515	29,780	(35,548)	(21,775)
Net loss attributable to noncontrolling interests	—	—	253	—	253
Net (loss) / income attributable to CME Ltd.	$(21,522)	$5,515	$30,033	$(35,548)	$(21,522)

Net (loss) / income	$(21,522)	$5,515	$29,780	$(35,548)	$(21,775)
Other comprehensive income	5,087	1,897	4,538	(6,498)	5,024
Comprehensive (loss) / income	(16,435)	7,412	34,318	(42,046)	(16,751)
Comprehensive loss attributable to noncontrolling interests	—	—	316	—	316
Comprehensive (loss) / income attributable to CME Ltd.	$(16,435)	$7,412	$34,634	$(42,046)	$(16,435)

(1)
Selling, general and administrative expenses includes the reversal of charges related to the tax audits of our Romanian operations which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015 (see Note 21, "Commitments and Contingencies").

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$410,289	$—	$410,289
Cost of revenues	—	—	285,889	—	285,889
Selling, general and administrative expenses (1)	12,549	367	62,100	—	75,016
Restructuring costs	—	—	1,329	—	1,329
Operating (loss) / income	(12,549)	(367)	60,971	—	48,055
Interest expense	(127,959)	(80,941)	(9,561)	92,599	(125,862)
Non-operating income / (expense), net	65,524	(5,007)	9,960	(92,599)	(22,122)
(Loss) / income from continuing operations before tax and (loss) / income from investment in subsidiaries	(74,984)	(86,315)	61,370	—	(99,929)
Credit / (provision) for income taxes	—	12,898	(16,391)	—	(3,493)
(Loss) / income from continuing operations before (loss) / income from investment in subsidiaries	(74,984)	(73,417)	44,979	—	(103,422)
(Loss) / income from investment in subsidiaries	(28,490)	40,576	—	(12,086)	—
(Loss) / income from continuing operations	(103,474)	(32,841)	44,979	(12,086)	(103,422)
Income / (loss) from discontinued operations, net of tax	—	4,351	(5,220)	—	(869)
Net (loss) / income	(103,474)	(28,490)	39,759	(12,086)	(104,291)
Net loss attributable to noncontrolling interests	—	—	817	—	817
Net (loss) / income attributable to CME Ltd.	$(103,474)	$(28,490)	$40,576	$(12,086)	$(103,474)

Net (loss) / income	$(103,474)	$(28,490)	$39,759	$(12,086)	$(104,291)
Other comprehensive (loss) / income	(59,944)	14,739	(97,755)	83,727	(59,233)
Comprehensive loss	(163,418)	(13,751)	(57,996)	71,641	(163,524)
Comprehensive loss attributable to noncontrolling interests	—	—	106	—	106
Comprehensive loss attributable to CME Ltd.	$(163,418)	$(13,751)	$(57,890)	$71,641	$(163,418)

(1)
Selling, general and administrative expenses includes the reversal of charges related to the tax audits of our Romanian operations which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015 (see Note 21, "Commitments and Contingencies").

Condensed Consolidating Statements of Operations for the three months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$131,081	$—	$131,081
Cost of revenues	—	—	105,823	—	105,823
Selling, general and administrative expenses	3,757	608	28,574	—	32,939
Restructuring costs	—	—	342	—	342
Operating loss	(3,757)	(608)	(3,658)	—	(8,023)
Interest expense	(36,480)	(33,046)	(7,458)	39,898	(37,086)
Non-operating income / (expense), net	36,913	3,426	(6,100)	(39,898)	(5,659)
Loss from continuing operations before tax and loss from investment in subsidiaries	(3,324)	(30,228)	(17,216)	—	(50,768)
Credit / (provision) for income taxes	—	2,398	(2,938)	—	(540)
Loss from continuing operations before loss from investment in subsidiaries	(3,324)	(27,830)	(20,154)	—	(51,308)
Loss from investment in subsidiaries	(48,814)	(20,984)	—	69,798	—
Loss from continuing operations	(52,138)	(48,814)	(20,154)	69,798	(51,308)
Loss from discontinued operations, net of tax	—	—	(1,174)	—	(1,174)
Net loss	(52,138)	(48,814)	(21,328)	69,798	(52,482)
Net loss attributable to noncontrolling interests	—	—	344	—	344
Net loss attributable to CME Ltd.	$(52,138)	$(48,814)	$(20,984)	$69,798	$(52,138)

Net loss	$(52,138)	$(48,814)	$(21,328)	$69,798	$(52,482)
Other comprehensive loss	(102,127)	(212,628)	(104,205)	317,417	(101,543)
Comprehensive loss	(154,265)	(261,442)	(125,533)	387,215	(154,025)
Comprehensive income attributable to noncontrolling interests	—	—	(240)	—	(240)
Comprehensive loss attributable to CME Ltd.	$(154,265)	$(261,442)	$(125,773)	$387,215	$(154,265)

Condensed Consolidating Statements of Operations for the nine months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$464,597	$—	$464,597
Cost of revenues	—	—	350,916	—	350,916
Selling, general and administrative expenses	12,713	1,135	91,261	—	105,109
Restructuring costs	—	—	8,590	—	8,590
Operating (loss) / income	(12,713)	(1,135)	13,830	—	(18)
Interest expense	(101,104)	(106,652)	(23,998)	127,718	(104,036)
Loss on extinguishment of debt	(24,161)	—	—	—	(24,161)
Non-operating income / (expense), net	113,914	11,380	(2,207)	(127,718)	(4,631)
Loss from continuing operations before tax and loss from investment in subsidiaries	(24,064)	(96,407)	(12,375)	—	(132,846)
Credit / (provision) for income taxes	—	10,327	(11,141)	—	(814)
Loss from continuing operations before loss from investment in subsidiaries	(24,064)	(86,080)	(23,516)	—	(133,660)
Loss from investment in subsidiaries	(128,427)	(42,347)	—	170,774	—
Loss from continuing operations	(152,491)	(128,427)	(23,516)	170,774	(133,660)
Loss from discontinued operations, net of tax	—	—	(19,961)	—	(19,961)
Net loss	(152,491)	(128,427)	(43,477)	170,774	(153,621)
Net loss attributable to noncontrolling interests	—	—	1,130	—	1,130
Net loss attributable to CME Ltd.	$(152,491)	$(128,427)	$(42,347)	$170,774	$(152,491)

Net loss	$(152,491)	$(128,427)	$(43,477)	$170,774	$(153,621)
Other comprehensive loss	(109,125)	(231,371)	(110,165)	342,181	(108,480)
Comprehensive loss	(261,616)	(359,798)	(153,642)	512,955	(262,101)
Comprehensive loss attributable to noncontrolling interests	—	—	485	—	485
Comprehensive loss attributable to CME Ltd.	$(261,616)	$(359,798)	$(153,157)	$512,955	$(261,616)

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from continuing operating activities	$30,242	$26,285	$22,558	$—	$79,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(26,344)	—	(26,344)
Disposal of property, plant and equipment	—	—	125	—	125
Intercompany investing receipts	25,896	764	3,013	(29,673)	—
Intercompany investing payments	(30,191)	(39,491)	(29,682)	99,364	—
Net cash used in continuing investing activities	$(4,295)	$(38,727)	$(52,888)	$69,691	$(26,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	(627)	—	—	—	(627)
Payment of credit facilities and capital leases	(26,117)	—	(920)	—	(27,037)
Intercompany financing receipts	12,288	35,591	51,485	(99,364)	—
Intercompany financing payments	—	(28,909)	(764)	29,673	—
Net cash (used in) / provided by continuing financing activities	$(14,456)	$6,682	$49,801	$(69,691)	$(27,664)

Net cash used in discontinued operations - operating activities	—	—	(2,872)	—	(2,872)
Net cash provided by discontinued operations - investing activities	—	3,779	3,180	—	6,959
Net cash used in discontinued operations - financing activities	—	—	(76)	—	(76)

Impact of exchange rate fluctuations on cash and cash equivalents	—	(452)	(1,278)	—	(1,730)
Net increase / (decrease) in cash and cash equivalents	$11,491	$(2,433)	$18,425	$—	$27,483
CASH AND CASH EQUIVALENTS, beginning of period	613	2,931	30,754	—	34,298
CASH AND CASH EQUIVALENTS, end of period	$12,104	$498	$49,179	$—	$61,781

Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(13,808)	$(34,282)	$33,717	$—	$(14,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(20,129)	—	(20,129)
Disposal of property, plant and equipment	—	—	162	—	162
Intercompany investing receipts	342,908	41,186	—	(384,094)	—
Intercompany investing payments	(362,740)	(30,671)	—	393,411	—
Net cash (used in) / provided by continuing investing activities	$(19,832)	$10,515	$(19,967)	$9,317	$(19,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(400,673)	—	—	—	(400,673)
Debt transactions costs	(11,185)	—	(1,594)	—	(12,779)
Issuance of Senior Debt	221,374	—	—	—	221,374
Proceeds from credit facilities	16,801	—	—	—	16,801
Payment of credit facilities and capital leases	—	—	(747)	—	(747)
Issuance of common stock	191,825	—	—	—	191,825
Dividends paid to holders of noncontrolling interests	—	—	(46)	—	(46)
Intercompany financing receipts	—	362,740	30,671	(393,411)	—
Intercompany financing payments	—	(342,908)	(41,186)	384,094	—
Net cash provided by / (used in) continuing financing activities	$18,142	$19,832	$(12,902)	$(9,317)	$15,755

Net cash used in discontinued operations - operating activities	—	—	(3,613)	—	(3,613)
Net cash used in discontinued operations - investing activities	—	—	(214)	—	(214)
Net cash used in discontinued operations - financing activities	—	—	(951)	—	(951)

Impact of exchange rate fluctuations on cash and cash equivalents	—	(62)	(8,112)	—	(8,174)
Net decrease in cash and cash equivalents	$(15,498)	$(3,997)	$(12,042)	$—	$(31,537)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	77,439	—	102,322
CASH AND CASH EQUIVALENTS, end of period	$3,963	$1,425	$65,397	$—	$70,785

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the term “2016 Fixed Rate Notes” refers to our redeemed and discharged 11.625% senior notes due 2016; the term “2017 Fixed Rate Notes” refers to our redeemed and discharged 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”); the term "2017 PIK Notes" refers to the 15.0% senior secured notes due 2017; the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015; the term "2017 Term Loan" refers to our 15.0% term loan due 2017; the term "2017 Revolving Credit Facility" refers to our senior secured floating rate revolving credit facility due 2017;  the term "2017 Euro Term Loan" refers to our floating rate senior unsecured term loan due 2017 guaranteed by Time Warner; the term "2019 Euro Term Loan" refers to our floating rate senior unsecured term loan due 2019 guaranteed by Time Warner; the term “Senior Debt” refers, as the context may require, to the 2015 Convertible Notes, 2016 Fixed Rate Notes, 2017 Fixed Rate Notes; 2017 PIK Notes; 2017 Term Loan; 2017 Revolving Credit Facility and the 2017 Euro Term Loan; the term “2015 Refinancing Commitment Letter” refers to a commitment letter executed with Time Warner whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity. The term "Time Warner" refers to Time Warner Inc. The term “TW Investor” refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at September 30, 2015, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of global economic uncertainty and Eurozone instability in our markets and the extent, timing and duration of any recovery; the extent to which our liquidity constraints and debt service obligations restrict our business; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in television broadcast operations, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; changes in the political and regulatory environments where we operate and application of relevant laws and regulations; our exposure to additional tax liabilities;and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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
Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our chief operating decision makers when evaluating performance. Free cash flow is useful as a measure of our ability to generate cash. OIBDA and free cash flow may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 1, Note 20, "Segment Data".
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2015 and 2014.
Executive Summary
Our consolidated net revenues increased 5% and 7% at constant exchange rates during the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014, primarily due to improvement in our television advertising revenues. Television advertising spending in the markets of the countries in which we operate grew 7% overall in the first nine months of 2015 compared to 2014. Our television advertising revenues grew 8% at constant rates during that period because we increased our share of the television advertising market in four out of six markets. However, since the dollar was significantly stronger during 2015 than it was in 2014, this more than offset the underlying improvement in our revenues, and caused our revenues at actual rates to decline by 11% during the third quarter and by 12% in the first nine months of 2015 compared to the corresponding periods in 2014.
Costs charged in arriving at OIBDA were flat during the third quarter, and decreased 2% at constant rates during the nine months ended September 30, 2015, compared to the same periods in 2014. We continue to be focused on controlling costs, and content costs decreased 9% and 4% at constant rates in the respective periods, as savings from better utilization of our program library, more efficient own production, and foreign programming acquired at better prices in certain countries more than offset limited target investments in programming to counter increased competition for audience share. Costs charged in arriving at OIBDA decreased 15% and 19% at actual rates during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
The combination of revenue growth and lower costs resulted in a significant improvement in our OIBDA margin, which increased to 7% and 16% for the three and nine months ended September 30, 2015, respectively, from 2% and 9% in the same periods in 2014. We believe our focus on better monetizing our broadcast assets while maintaining a strict cost discipline will also lead to an improvement in our full year OIBDA margin.
The tax audit of Pro TV in Romania was completed in the third quarter. We released the US$ 12.0 million provision recorded in the fourth quarter of 2014 and the US$18.2 million provision recorded in the first quarter of 2015 (see Item 1, Note 21, "Commitments and Contingencies"). Since these charges were not included in OIBDA, our reversal of these charges during the third quarter of 2015 has similarly been excluded from OIBDA.
Our stations began rolling out their fall season schedules during the third quarter, and key programs in prime time have outperformed the prior year in their slot. We maintained or increased prime time audience share in five out of six countries during the first nine months of 2015 compared to 2014 while reducing content costs overall. We remain committed to the pillars of our programming strategy, which include news, local fiction, and local reality and entertainment, and will invest on a targeted basis to improve our competitive position when we believe it will benefit the reach that we are able to provide to our advertising clients.
We ended the quarter with US$ 61.8 million of cash. Our free cash flow in the nine months ended September 30, 2015 improved US$ 87.2 million to US$ 52.9 million, from negative free cash flow of US$ 34.3 million in the same period in 2014. The improvement in free cash flow during the first nine months of 2015 reflected both the improvement in OIBDA and lower cash interest payments. We expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind. By the end of the fourth quarter of 2014, we had caught up on significantly overdue payables. As a result, our levels of payments for programming are more normalized in 2015 and this is also contributing to a significant improvement in free cash flow in 2015 compared to 2014.
On September 30, 2015, we entered into the 2019 Euro Term Loan, as contemplated by the 2015 Refinancing Commitment Letter. Proceeds of the 2019 Euro Term Loan will be applied toward the repayment and discharge of the 2015 Convertible Notes at maturity in November 2015. After the repayment of the 2015 Convertible Notes, our nearest debt maturity will be the end of 2017 and more than half of our debt will be denominated in Euros. With the results of our operations continuing to improve year-on-year, the gradual increase in our trailing-twelve month OIBDA has improved our leverage ratio. We believe the ongoing operational improvement provides an opportunity for the Company to reduce its average cost of borrowing and extend its maturity profile, so we continue to explore options that may be available to us on appropriate commercial terms.

Index

The results of operations for 2015, when analyzed at constant exchange rates compared to 2014, demonstrates a significant improvement during the first nine months of 2015. The strengthening of the dollar in 2015 relative to 2014 negatively impacted our financial results and even if the current exchange rates persist for the remainder of 2015, we would expect our full year net revenues at actual rates to remain below 2014 levels. We continue to expect that the television advertising markets in the countries in which we operate will grow overall at constant rates for the full year, however due to the improvement of our business in the second half of 2014, the comparative period makes year-on-year growth more challenging during the remainder of 2015.
The sale of our studios in Romania was completed during October 2015. This disposition is a significant milestone in implementing the Company's strategy of focusing on its broadcast assets, including the production of local content that keeps our television stations at the forefront of trends in media consumption making them market leaders in their respective countries.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	2.0%	(0.5)%	(2)%
Croatia	0.6%	0.4%	1%
Czech Republic	3.9%	3.0%	7%
Romania*	3.6%	4.7%	9%
Slovak Republic	3.0%	2.1%	17%
Slovenia	2.5%	1.2%	4%
Total CME Ltd. Markets	3.1%	2.6%	7%
*    Romanian market excludes Moldova.
Source: CME Ltd. estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth at constant rates.
After adjusting for inflation, we estimate that the countries in which we operate maintained a robust rate of overall GDP growth during the first nine months of 2015. The growth in our largest markets continues to be driven by domestic demand, which is evidenced by growth in real private consumption, strong retail sales figures, and the lowest rate of unemployment in the Czech Republic since the 2008 downturn. These factors have insulated our markets from a number of economic and geopolitical events during 2015 that have kept the outlook for global growth subdued. Recent forecasts by the International Monetary Fund ("IMF") have revised the outlook for global growth downward slightly, but this was driven more by a revision in the outlook for larger emerging market economies, such as Brazil and Russia, while GDP forecasts for economies in the Eurozone were largely unadjusted and forecasts improved for the countries in which we operate.
We estimate that the TV advertising markets in the countries in which we operate increased by 7% on average in the nine months ended September 30, 2015 compared to the same period in 2014. In Bulgaria spending on television advertising was lower in 2015 due to election campaigns in the second and third quarters of 2014 that did not take place in 2015. The market growth in Croatia was due to an increase in average market prices as improving macro-economic conditions encourage advertisers to increase their investments. Higher demand for GRPs caused market growth in the Czech Republic. In Romania, year-to-date growth slowed during the summer because above average temperatures reduced television viewership during the third quarter, constraining the amount of inventory available in the market. GRP production started increasing again in Romania during October. In Slovakia an increase in spending on non-repeating informational campaigns by the public sector during the third quarter has complemented strong demand from the private sector. If the spending from the public sector was excluded, market growth in the third quarter would be in-line with the first half of 2015 compared to 2014. The macro-economic backdrop in Slovenia has improved significantly compared to the same period in 2014 and this has led to an acceleration of spending on advertising during the second and third quarters of 2015.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$14,673	$17,711	(17.2)%	(1.9)%
Croatia	9,949	10,917	(8.9)%	7.2%
Czech Republic	35,575	38,080	(6.6)%	7.9%
Romania	32,005	37,180	(13.9)%	2.3%
Slovak Republic	17,223	17,679	(2.6)%	14.7%
Slovenia	8,606	9,598	(10.3)%	5.8%
Intersegment revenues	(709)	(84)	NM (1)	NM (1)
Total net revenues	$117,322	$131,081	(10.5)%	5.2%
(1)    Number is not meaningful.

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$50,877	$60,899	(16.5)%	1.6%
Croatia	38,184	43,884	(13.0)%	6.2%
Czech Republic	122,671	136,412	(10.1)%	9.0%
Romania	109,561	123,468	(11.3)%	7.9%
Slovak Republic	54,997	60,036	(8.4)%	11.3%
Slovenia	35,149	41,444	(15.2)%	3.4%
Intersegment revenues	(1,150)	(1,546)	NM (1)	NM (1)
Total net revenues	$410,289	$464,597	(11.7)%	7.3%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$2,223	$2,162	2.8%	22.1%
Croatia	(909)	(549)	(65.6)%	(106.1)%
Czech Republic	9,483	9,694	(2.2)%	10.5%
Romania	6,953	4,885	42.3%	67.8%
Slovak Republic	358	(2,070)	NM (1)	NM (1)
Slovenia	(1,556)	(3,439)	54.8%	45.2%
Eliminations	(225)	30	NM (1)	NM (1)
Total operating segments	16,327	10,713	52.4%	69.6%
Corporate	(7,974)	(7,776)	(2.5)%	(16.7)%
Consolidated OIBDA	$8,353	$2,937	184.4%	198.7%
(1)    Number is not meaningful.

Index

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Bulgaria	$8,466	$5,050	67.6%	105.4%
Croatia	5,925	4,978	19.0%	49.4%
Czech Republic	43,812	33,107	32.3%	60.4%
Romania	25,733	20,985	22.6%	50.8%
Slovak Republic	3,840	(2,172)	NM (1)	NM (1)
Slovenia	(233)	(234)	0.4%	26.7%
Eliminations	(260)	352	NM (1)	NM (1)
Total operating segments	87,283	62,066	40.6%	72.8%
Corporate	(20,671)	(21,714)	4.8%	(11.7)%
Consolidated OIBDA	$66,612	$40,352	65.1%	108.1%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$9,305	$11,531	(19.3)%	(4.6)%
Carriage fees and subscriptions	4,427	5,024	(11.9)%	4.7%
Other	941	1,156	(18.6)%	(3.8)%
Net revenues	14,673	17,711	(17.2)%	(1.9)%
Costs charged in arriving at OIBDA	12,450	15,549	(19.9)%	(5.3)%
OIBDA	$2,223	$2,162	2.8%	22.1%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$34,430	$41,576	(17.2)%	0.8%
Carriage fees and subscriptions	13,400	15,020	(10.8)%	8.2%
Other	3,047	4,303	(29.2)%	(14.0)%
Net revenues	50,877	60,899	(16.5)%	1.6%
Costs charged in arriving at OIBDA	42,411	55,849	(24.1)%	(7.7)%
OIBDA	$8,466	$5,050	67.6%	105.4%
The television advertising market in Bulgaria declined an estimated 2% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. The Bulgaria segment reported net revenues of US$ 14.7 million and US$ 50.9 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 17.7 million and US$ 60.9 million in the same periods in 2014, decreases of 17% in both periods on an actual basis, but a decrease of 2% and an increase of 2% on a constant currency basis. Television advertising revenues decreased during the third quarter due to spending on election campaigns in 2014 that did not take place in 2015. During the first nine months of 2015 television advertising revenues were flat on a constant currency basis compared to the same period of the prior year due to an increase in GRPs sold, resulting in an increase in market share, which offset the loss of spending on election campaigns. Carriage fees and subscription revenues increased on a constant currency basis primarily due to growth in the number of subscribers.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased by 20% and 24%, respectively, compared to the same periods in 2014. On a constant currency basis, costs decreased by 5% during the third quarter of 2015 due to better usage of our program library. Costs decreased by 8% during the first nine months of 2015 primarily due to restructuring charges incurred during 2014 as well as lower transmission costs, as two of our niche channels are now distributed only by cable and satellite.
Our Bulgaria segment reported OIBDA of US$ 2.2 million and US$ 8.5 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 2.2 million and US$ 5.1 million in the same periods in 2014.

Index

Croatia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$8,411	$9,483	(11.3)%	4.2%
Carriage fees and subscriptions	567	507	11.8%	32.2%
Other	971	927	4.7%	23.4%
Net revenues	9,949	10,917	(8.9)%	7.2%
Costs charged in arriving at OIBDA	10,858	11,466	(5.3)%	11.6%
OIBDA	$(909)	$(549)	(65.6)%	(106.1)%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$33,432	$39,456	(15.3)%	3.5%
Carriage fees and subscriptions	1,727	1,515	14.0%	38.3%
Other	3,025	2,913	3.8%	26.0%
Net revenues	38,184	43,884	(13.0)%	6.2%
Costs charged in arriving at OIBDA	32,259	38,906	(17.1)%	0.8%
OIBDA	$5,925	$4,978	19.0%	49.4%
The television advertising market in Croatia increased an estimated 1% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. The Croatia segment reported net revenues of US$ 9.9 million and US$ 38.2 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 10.9 million and US$ 43.9 million in the same periods in 2014, decreases of 9% and 13% on an actual basis, but increases of 7% and 6% on a constant currency basis. The increase in television advertising revenues at constant rates during both the third quarter and first nine months of 2015 was driven primarily by an increase in average prices due to advertisers spending more now that the country exited recession in the second quarter of 2015.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased by 5% and 17% compared to the same periods in 2014. On a constant currency basis costs increased by 12% during the third quarter due primarily to an increase in content costs as a result of launching an additional entertainment format when compared to the schedule in the same period of 2014. The additional cost of local programing in the third quarter was offset by savings from foreign content, which was replaced with programming from independent studios at lower prices, allowing us to keep costs flat at constant rates in the first nine months of 2015 compared to the same period in 2014.
Our Croatia segment reported an OIBDA loss of US$ 0.9 million and OIBDA of US$ 5.9 million for the three and nine months ended September 30, 2015, respectively, compared to an OIBDA loss of US$ 0.5 million and OIBDA of US$ 5.0 million in the same periods in 2014, a decrease of US$ 0.4 million and an increase of US$ 0.9 million.

Index

Czech Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$32,037	$34,424	(6.9)%	7.4%
Carriage fees and subscriptions	1,394	1,676	(16.8)%	(2.8)%
Other	2,144	1,980	8.3%	26.2%
Net revenues	35,575	38,080	(6.6)%	7.9%
Costs charged in arriving at OIBDA	26,092	28,386	(8.1)%	7.0%
OIBDA	$9,483	$9,694	(2.2)%	10.5%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$111,582	$122,924	(9.2)%	10.0%
Carriage fees and subscriptions	5,418	5,884	(7.9)%	11.6%
Other	5,671	7,604	(25.4)%	(9.3)%
Net revenues	122,671	136,412	(10.1)%	9.0%
Costs charged in arriving at OIBDA	78,859	103,305	(23.7)%	(7.5)%
OIBDA	$43,812	$33,107	32.3%	60.4%
The television advertising market in the Czech Republic is estimated to have increased by 7% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. Net revenues from our Czech Republic segment were US$ 35.6 million and US$ 122.7 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 38.1 million and US$ 136.4 million in the same periods in 2014, decreases of 7% and 10% on an actual basis. On a constant currency basis, net revenues increased 8% and 9% during the three and nine months ended September 30, 2015 due primarily to the increase in television advertising revenues. The volume of our GRPs sold grew faster than the market and our relative pricing strengthened, and as a result our market share in the Czech Republic increased to 60% in the first nine months of 2015 from 58% in the same period of 2014. Carriage fees and subscription revenues also increased on a constant currency basis during the first nine months of 2015, as high definition versions of our channels are now included in most cable and satellite platforms.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased by 8% and 24% compared to the same periods in 2014. On a constant currency basis costs increased 7% during the third quarter primarily due to an increase in content costs from the launch of a more expensive entertainment format compared to the schedule in the same period of 2014. This was more than offset by lower content costs in the first half of the year, due to more efficient own production, better use of the program library, and broadcasting more cost effective formats, as well as lower personnel costs following restructuring efforts in 2014 resulting in an 8% decrease in costs at constant rates during the first nine months of 2015.
Our Czech Republic segment reported OIBDA of US$ 9.5 million and US$ 43.8 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 9.7 million and US$ 33.1 million in the same periods in 2014, a decrease of US$ 0.2 million and an increase of US$ 10.7 million.

Index

Romania

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$21,137	$25,132	(15.9)%	(0.2)%
Carriage fees and subscriptions	10,003	11,784	(15.1)%	1.3%
Other	865	264	NM (1)	NM (1)
Net revenues	32,005	37,180	(13.9)%	2.3%
Costs charged in arriving at OIBDA	25,052	32,295	(22.4)%	(7.7)%
OIBDA	$6,953	$4,885	42.3%	67.8%

(1)	Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$76,401	$84,411	(9.5)%	10.1%
Carriage fees and subscriptions	30,377	34,867	(12.9)%	5.8%
Other	2,783	4,190	(33.6)%	(19.1)%
Net revenues	109,561	123,468	(11.3)%	7.9%
Costs charged in arriving at OIBDA	83,828	102,483	(18.2)%	(0.8)%
OIBDA	$25,733	$20,985	22.6%	50.8%
The television advertising market in Romania increased an estimated 9% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. Our Romania segment reported net revenues of US$ 32.0 million and US$ 109.6 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 37.2 million and US$ 123.5 million in the same periods in 2014, decreases of 14% and 11% on an actual basis, but increases of 2% and 8% on a constant currency basis. Television advertising revenues were flat at constant rates during the third quarter of 2015 and our sell-out rate significantly increased compared to the same period in 2014 as a result of lower television viewership during the particularly warm summer months this year. GRP production started increasing again during October. Our television advertising revenues increased on a constant currency basis during the first nine months of 2015 largely due to significant growth during the second quarter when clients in several sectors shifted their spending to purchase additional GRPs from us, which increased our sell-out rate. Net revenues during the first nine months of 2015 also benefited on a constant currency basis from an increase in carriage fees and subscription revenues due to an increase in the number of subscribers and improved prices from certain contracts that only took effect during the first quarter of 2014.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased 22% and 18% compared to the same periods in 2014. On a constant currency basis costs decreased 8% during the third quarter due primarily to a decrease in content costs from fewer hours of foreign programming in the schedule and a reduction in the cost of abandoned development projects, which more than offset an increase in the number of hours of local programming in the schedule during 2015 compared to the same period in 2014. Costs decreased by 1% at constant rates during the first nine months of 2015 as the cost savings in the third quarter were mostly offset by additional professional fees for tax and legal advisors as well as an increase in own produced programming in the first quarter.
The tax audit of Pro TV in Romania was completed in the third quarter. We released the US$ 12.0 million provision recorded in the fourth quarter of 2014 and the US$18.2 million provision recorded in the first quarter of 2015 (see Item 1, Note 21, "Commitments and Contingencies"). Since these charges were not included in OIBDA, our reversal of these charges during the third quarter of 2015 has similarly been excluded from OIBDA.
Our Romania segment generated OIBDA of US$ 7.0 million and US$ 25.7 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 4.9 million and US$ 21.0 million in the same periods in 2014, increases of US$ 2.1 million and US$ 4.7 million.

Index

Slovak Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$16,030	$16,574	(3.3)%	13.7%
Carriage fees and subscriptions	320	217	47.5%	74.9%
Other	873	888	(1.7)%	17.5%
Net revenues	17,223	17,679	(2.6)%	14.7%
Costs charged in arriving at OIBDA	16,865	19,749	(14.6)%	1.1%
OIBDA	$358	$(2,070)	NM (1)	NM (1)
(1)    Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$51,129	$56,241	(9.1)%	10.4%
Carriage fees and subscriptions	980	760	28.9%	56.6%
Other	2,888	3,035	(4.8)%	16.3%
Net revenues	54,997	60,036	(8.4)%	11.3%
Costs charged in arriving at OIBDA	51,157	62,208	(17.8)%	(0.3)%
OIBDA	$3,840	$(2,172)	NM (1)	NM (1)
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 17% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. Our Slovak Republic operations reported net revenues of US$ 17.2 million and US$ 55.0 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 17.7 million and US$ 60.0 million in the same periods in 2014, decreases of 3% and 8% on an actual basis, but increases of 15% and 11% on a constant currency basis. Our television advertising revenues grew on a constant currency basis during the third quarter and first nine months of 2015 due to higher prices and an increase in GRPs sold to the private sector. The third quarter also benefited from an increase in spending on non-repeating informational campaigns by the public sector.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased by 15% and 18% compared to the same periods in 2014. On a constant currency basis costs increased by 1% during the third quarter due to a slight increase in content costs, which was more than offset during the first nine months of 2015 by savings from lower transmission and marketing costs.
Our Slovak Republic segment reported OIBDA of US$ 0.4 million and US$ 3.8 million for the three and nine months ended September 30, 2015, respectively, compared to an OIBDA loss of US$ 2.1 million and US$ 2.2 million in the same periods in 2014, improvements of US$ 2.5 million and US$ 6.0 million.

Index

Slovenia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$6,962	$7,774	(10.4)%	5.5%
Carriage fees and subscriptions	1,020	1,024	(0.4)%	18.3%
Other	624	800	(22.0)%	(7.8)%
Net revenues	8,606	9,598	(10.3)%	5.8%
Costs charged in arriving at OIBDA	10,162	13,037	(22.1)%	(7.4)%
OIBDA	$(1,556)	$(3,439)	54.8%	45.2%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Television advertising	$30,080	$35,486	(15.2)%	3.4%
Carriage fees and subscriptions	3,034	3,107	(2.3)%	18.6%
Other	2,035	2,851	(28.6)%	(13.2)%
Net revenues	35,149	41,444	(15.2)%	3.4%
Costs charged in arriving at OIBDA	35,382	41,678	(15.1)%	3.1%
OIBDA	$(233)	$(234)	0.4%	26.7%
The television advertising market in Slovenia increased an estimated 4% at constant rates in the nine months ended September 30, 2015 compared to the same period in 2014. Our Slovenia segment reported net revenues of US$ 8.6 million and US$ 35.1 million for the three and nine months ended September 30, 2015, respectively, compared to US$ 9.6 million and US$ 41.4 million in the same periods in 2014, decreases of 10% and 15% on an actual basis, but increases of 6% and 3% on a constant currency basis, reflecting the increase in television advertising revenues. Following recent growth in private consumption, the demand for television advertising has accelerated during the second and third quarters.
Costs charged in arriving at OIBDA for the three and nine months ended September 30, 2015 decreased 22% and 15% compared to the same periods in 2014. On a constant currency basis costs decreased 7% during the third quarter due to a decrease in content costs resulting from extended license periods for foreign programming, which was only partially offset by an earlier launch of the fall schedule of 2015 compared to the same period in 2014. Costs increased 3% at constant rates during the first nine months of 2015 as the decrease in content costs during the third quarter was more than offset by the cost of more hours of own produced programming during 2015 when compared to 2014.
Our Slovenia segment reported an OIBDA loss of US$ 1.6 million and US$ 0.2 million for the three and nine months ended September 30, 2015, respectively, compared to an OIBDA loss of US$ 3.4 million and US$ 0.2 million in the same periods in 2014.
Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2015	2014	Movement
Net cash generated from / (used in) continuing operating activities	$79,085	$(14,373)	NM (1)
Capital expenditures, net	(26,219)	(19,967)	31.3%
Free cash flow	$52,866	$(34,340)	NM (1)
(1)    Number is not meaningful.

(US$ 000's)	September 30, 2015	December 31, 2014	Movement
Cash and cash equivalents	$61,781	$34,298	80.1%
We ended the quarter with US$ 61.8 million of cash. Our free cash flow in the nine months ended September 30, 2015 improved US$ 87.2 million to US$ 52.9 million, from negative free cash flow of US$ 34.3 million in the same period in 2014. The improvement in free cash flow during the first nine months of 2015 reflected both the improvement in OIBDA and lower cash interest payments. We expect the trend of positive free cash flow to continue during the course of the year largely due to a combination of improved operating performance and our ability to pay interest in kind. By the end of the fourth quarter of 2014, we had caught up on significantly overdue payables. As a result, our levels of payments for programming are more normalized in 2015 and this is also contributing to a significant improvement in free cash flow in 2015 compared to 2014.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$93,882	$104,918	(10.5)%	4.9%
Carriage fees and subscriptions	17,731	20,232	(12.4)%	4.2%
Other revenue	5,709	5,931	(3.7)%	13.4%
Net Revenues	117,322	131,081	(10.5)%	5.2%
Operating expenses:
Content costs	58,983	76,539	(22.9)%	(9.1)%
Other operating costs	17,180	18,324	(6.2)%	10.8%
Depreciation of property, plant and equipment	6,974	7,900	(11.7)%	4.2%
Amortization of broadcast licenses and other intangibles	2,695	3,060	(11.9)%	3.4%
Cost of revenues	85,832	105,823	(18.9)%	(4.3)%
Selling, general and administrative expenses	2,403	32,939	(92.7)%	(91.5)%
Restructuring costs	234	342	(31.6)%	(19.9)%
Operating income / (loss)	$28,853	$(8,023)	NM (1)	NM (1)

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$337,054	$380,094	(11.3)%	7.8%
Carriage fees and subscriptions	54,936	61,153	(10.2)%	9.0%
Other revenue	18,299	23,350	(21.6)%	(4.8)%
Net Revenues	410,289	464,597	(11.7)%	7.3%
Operating expenses:
Content costs	203,710	256,527	(20.6)%	(3.7)%
Other operating costs	51,640	60,904	(15.2)%	2.8%
Depreciation of property, plant and equipment	20,911	24,011	(12.9)%	5.4%
Amortization of broadcast licenses and other intangibles	9,628	9,474	1.6%	22.9%
Cost of revenues	285,889	350,916	(18.5)%	(1.2)%
Selling, general and administrative expenses	75,016	105,109	(28.6)%	(14.0)%
Restructuring costs	1,329	8,590	(84.5)%	(80.9)%
Operating income / (loss)	$48,055	$(18)	NM (1)	NM (1)

(1)	Number is not meaningful.
Television advertising revenues: On a constant currency basis, television advertising spending in our markets grew on average by 7% in the nine months ended September 30, 2015, positively impacting our television advertising revenues. See "Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 4% and 9%, respectively, on a constant currency basis during the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily due to higher subscriber numbers reported by the carriers and the full period benefit from certain contracts that took effect during the first quarter of 2014 in Romania. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. On a constant currency basis, other revenues increased 13% and decreased 5%, respectively, during the three and nine months ended September 30, 2015 as compared to the same periods in the prior year. The increase in other revenues for the three months ended September 30, 2015 compared to 2014 primarily reflects an increase in net internet advertising revenues. The decrease for the nine months ended September 30, 2015 compared to 2014 is primarily due to lower license and sublicense revenues, particularly through cinemas, due to fewer titles being licensed in the current year.

Index

Content costs: Content costs (including production costs; and amortization and impairment of program rights) decreased by 9% and 4% during the three and nine months ended September 30, 2015 compared to the same periods in 2014 on a constant currency basis. The decreases are primarily due to cost savings realized through better utilization of the program library. The decreases were partially offset by increased costs due to higher volumes of own produced programming.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 1.1 million, or 6%, and US$ 9.3 million, or 15% during the three and nine months ended September 30, 2015 compared to the same periods in 2014. On a constant currency basis, costs increased by 11% and 3% due to higher costs for music and other licenses used in our broadcasts, which more than offset decreases realized during the first half of the year due to lower transmission costs in Bulgaria, as two of our channels are no longer broadcast through a terrestrial signal.
Depreciation of property, plant and equipment: On a constant currency basis, total depreciation of property, plant and equipment increased by 4% and 5%, respectively, reflecting depreciation expense on production equipment put in service subsequent to the third quarter of 2014.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased by US$ 0.4 million and increased by US$ 0.2 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014. On a constant currency basis, the increases of 3% and 23%, respectively, are due to amortization expense for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 prior to classifying these assets as held for sale in the third quarter of 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses are lower during both the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to the release of the reserves related to the Romanian tax audits established in the fourth quarter of 2014 and the first quarter of 2015 (see Item 1, Note 21, "Commitments and Contingencies"). The decrease in the nine months ended September 30, 2015 compared to 2014 is also due to a fine the competition committee in Slovenia was seeking to impose which was accrued in the second quarter of 2014 and subsequently reversed as the fine was overturned in the fourth quarter of 2014. Excluding the effects of these charges, selling, general and administrative costs for the three and nine months ended September 30, 2015 were broadly flat compared to the same periods in 2014.
Selling, general and administrative expenses also includes charges of US$ 0.6 million and US$ 1.5 million for three and nine months ended September 30, 2015 in respect of non-cash stock-based compensation, increases of US$ 0.1 million and US$ 0.6 million, respectively, compared to September 30, 2014 (see Item 1, Note 18, "Stock-based Compensation").
Restructuring costs: Restructuring costs totaled US$ 0.2 million and US$ 1.3 million during the three and nine months ended September 30, 2015 as we continued to take actions to optimize our cost base across a number of departments in Romania.
Operating income / (loss): Operating income for the three and nine months ended September 30, 2015 was US$ 28.9 million and US$ 48.1 million, respectively, compared to operating losses of US$ 8.0 million and less than US$ 0.1 million during the same periods in 2014, as revenues on a constant currency basis increased by 5% and 7%, respectively, while our total costs decreased by 25% and 6%, respectively. Excluding the release of the reserves related to the Romanian tax audits (see Item 1, Note 21, "Commitments and Contingencies"), operating results for the three and nine months ended September 30, 2015 were a loss of US$ 1.3 million and income of US$ 36.1 million, respectively.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 25% and 12% for the three and nine months ended September 30, 2015 compared to 6% and 0% for the three and nine months ended September 30, 2014. Excluding the release of the reserves related to the Romanian tax audits, operating margin for the three and nine months ended September 30, 2015 was negative 1% and positive 9%, respectively.

Index

	For the Three Months Ended September 30, (US$ 000's)
	2015	2014	% Act
Interest expense	$(43,998)	$(37,086)	(18.6)%
Non-operating expense, net:
Interest income	109	58	87.9%
Foreign currency exchange loss, net	(568)	(5,803)	90.2%
Change in fair value of derivatives	(2,443)	—	NM (1)
Other (expense) / income, net	(3,575)	86	NM (1)
Credit / (provision) for income taxes	112	(540)	NM (1)
Loss from discontinued operations, net of tax	(265)	(1,174)	77.4%
Net loss attributable to noncontrolling interests	253	344	(26.5)%
Currency translation adjustment, net	5,546	(101,543)	NM (1)

(1)	Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
	2015	2014	% Act
Interest expense	$(125,862)	$(104,036)	(21.0)%
Loss on extinguishment of debt	—	(24,161)	100.0%
Non-operating expense, net:
Interest income	339	240	41.3%
Foreign currency exchange loss, net	(9,768)	(6,770)	(44.3)%
Change in fair value of derivatives	(5,673)	2,311	NM (1)
Other expense, net	(7,020)	(412)	NM (1)
Provision for income taxes	(3,493)	(814)	NM (1)
Loss from discontinued operations, net of tax	(869)	(19,961)	95.6%
Net loss attributable to noncontrolling interests	817	1,130	(27.7)%
Currency translation adjustment, net	(58,637)	(108,480)	45.9%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and nine months ended September 30, 2015 was US$ 44.0 million and US$ 125.9 million, respectively, compared to US$ 37.1 million and US$ 104.0 million, respectively, in the three and nine months ended September 30, 2014. The increase in interest expense is due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan and the guarantee fee payable to Time Warner in exchange for its guarantee of the 2017 Euro Term Loan (see Item 1, Note 16, "Interest Expense") also contributed to the increase. The increases were partially offset by the refinancing of the 2017 Fixed Rate Notes with the 2017 Euro Term Loan, completed in November 2014.
Interest income: We recognized interest income of US$ 0.1 million and US$ 0.3 million during the three and nine months ended September 30, 2015, respectively, compared to US$ 0.1 million and US$ 0.2 million in the three and nine months ended September 30, 2014, respectively.
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
During the nine months ended September 30, 2015, we recognized a net loss of US$ 9.8 million, comprised of transaction losses of US$ 23.8 million relating to the revaluation of intercompany loans; a transaction gain of approximately US$ 23.5 million on our Senior Debt, and transaction losses of US$ 9.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the nine months ended September 30, 2014, we recognized a net loss of US$ 6.8 million, comprised of transaction gains of US$ 9.0 million relating to the revaluation of intercompany loans; a transaction loss of approximately US$ 3.2 million on our Senior Debt, and transaction losses of US$ 12.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and nine months ended September 30, 2015, we recognized losses of US$ 2.4 million and US$ 5.7 million, respectively, as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts entered into on March 11, 2015 and the USD/EUR foreign currency forward contract entered into on July 2, 2015. During the nine months ended September 30, 2014, we recognized a gain of US$ 2.3 million as a result of the change in the fair value of a USD/EUR foreign currency forward contract that settled in the second quarter of 2014. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Other (expense) / income, net: We recognized other expense of US$ 3.6 million during the three months ended September 30, 2015 primarily due to the estimated loss on sale of our Romanian production services business, which is not accounted for as a discontinued operation. We recognized other expense of US$ 7.0 million during the nine months ended September 30, 2015 due to the above estimated loss on sale and the estimated loss on the sale of a surplus building and related land in Bulgaria recorded in the second quarter of 2015 following an active bid process. During the three and nine months ended September 30, 2014, we recognized other income of US$ 0.1 million and expense of US$ 0.4 million, respectively.
Credit / (provision) for income taxes: The credit for income taxes for the three months ended September 30, 2015 was US$ 0.1 million and reflects a change in the mix of profits between tax jurisdictions. The provision for income taxes for the nine months ended September 30, 2015 was US$ 3.5 million which reflects valuation allowances in respect of the tax benefit of losses and deferred tax charges on profits in the Czech Republic and Croatia.
The provision for income taxes for the three and nine months ended September 30, 2014 were US$ 0.5 million and US$ 0.8 million, respectively, which principally reflected the reversal of tax previously deferred on intercompany profit.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Loss from discontinued operations, net of tax: The net loss from discontinued operations during the three and nine months ended September 30, 2015 was US$ 0.3 million and US$ 0.9 million, respectively. The losses generated by the businesses held for sale were partially offset by positive fair value adjustments to measure assets held for sale at fair value less costs to sell. The losses from discontinued operations for the three and nine months ended September 30, 2014 of US$ 1.2 million and US$ 20.0 million, respectively, are primarily due to fair value adjustments to measure assets held for sale at fair value less costs to sell.
Net loss attributable to noncontrolling interests: During the three and nine months ended September 30, 2015, the net loss attributable to noncontrolling interests was US$ 0.3 million and US$ 0.8 million, respectively, compared to US$ 0.3 million and US$ 1.1 million for the same period in 2014. The net loss attributable to noncontrolling interests relates primarily to the noncontrolling interest share of losses in Bulgaria.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
In the three and nine months ended September 30, 2015, we recognized other comprehensive income US$ 5.5 million and other comprehensive loss of US$ 58.6 million, respectively, compared to other comprehensive losses of US$ 101.5 million and US$ 108.5 million during the three and nine months ended September 30, 2014. Included in these amounts are foreign exchange gains and loses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income, a component of shareholders' equity. For the three and nine months ended September 30, 2015 and 2014, we recognized a gain of US$ 3.5 million and a loss of US$ 63.1 million, respectively, and losses of US$ 110.7 million and US$ 122.4 million, respectively, in accumulated other comprehensive income.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and September 30, 2015 and 2014, respectively:

	For the Nine Months Ended September 30,
	2015	2014
Bulgarian Lev	9%	10%
Croatian Kuna	8%	9%
Czech Koruna	6%	10%
Euro	8%	10%
New Romanian Lei	7%	8%
The dollar strengthened against the functional currencies of our operations between January 1 and September 30, 2015 at a slightly slower rate than for the same period in 2014. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the nine months ended September 30, 2015 and 2014.

Change in Average Rates
Bulgarian Lev	21%
Croatian Kuna	21%
Czech Koruna	21%
Euro	21%
New Romanian Lei	21%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2015 and September 30, 2014.
Percent Change During the Nine Months Ended September 30, 2015
Percent Change During the Nine Months Months Ended September 30, 2014

Index

Consolidated balance sheet as at September 30, 2015 and December 31, 2014:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2015	December 31, 2014	Movement
Current assets	$334,044	$374,869	(10.9)%
Non-current assets	1,142,871	1,244,491	(8.2)%
Current liabilities	431,368	450,527	(4.3)%
Non-current liabilities	706,414	667,725	5.8%
Temporary equity	236,722	223,926	5.7%
CME Ltd. shareholders’ equity	105,129	279,794	(62.4)%
Noncontrolling interests in consolidated subsidiaries	(2,718)	(2,612)	(4.1)%
In 2015, our functional currencies continued to weaken significantly against the U.S. dollar. The analysis below is intended to highlight the key factors that led to the movements from December 31, 2014, other than the impact of foreign currency translation.
Current assets: Current assets at September 30, 2015 decreased by US$ 40.8 million compared to December 31, 2014. The decrease is primarily due to lower accounts receivables due to collection efforts and lower trailing quarter revenues due to seasonality, and lower assets held for sale reflecting the disposal of certain of our non-core businesses in 2015. These decreases were partially offset by higher cash and cash equivalents balances due to improved operating performance and cash interest savings.
Non-current assets: Non-current assets at September 30, 2015 decreased by US$ 101.6 million compared to December 31, 2014, primarily due to the amortization of debt issuance costs associated with our 2017 PIK Notes and the 2017 Term Loan, as well as lower amortized intangible assets reflecting amortization expense for the nine months ended September 30, 2015.
Current liabilities: Current liabilities at September 30, 2015 decreased by US$ 19.2 million compared to December 31, 2014. The decrease is primarily due to the reversal in the third quarter of 2015 of an accrual related to the Romanian tax audits (see Item 1, Note 21, "Commitments and Contingencies") and lower liabilities held for sale reflecting the disposal of certain of our non-core businesses during 2015. These decreases were partially offset by higher deferred revenue as certain customers prepaid their fourth quarter advertising campaigns and amortization of the discount on the 2015 Convertible Notes.
Non-current liabilities: Non-current liabilities at September 30, 2015 increased by US$ 38.7 million compared to December 31, 2014, primarily due to interest expense on the 2017 PIK Notes and 2017 Term Loan and the the guarantee fee to Time Warner as consideration for their guarantee of the 2017 Euro Term Loan, for which we made the election to pay in kind.
Temporary equity: Temporary equity at September 30, 2015 increased by US$ 12.8 million compared to December 31, 2014, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 174.7 million compared to December 31, 2014. This primarily reflects the comprehensive loss attributable to CME Ltd. of US$ 163.4 million during the nine months ended September 30, 2015 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares of US$ 12.8 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2015 increased US$ 0.1 million compared to December 31, 2014, primarily due to the net loss attributable to noncontrolling interests, particularly in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 27.5 million during the nine months ended September 30, 2015. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2015	2014
Net cash generated from / (used in) continuing operating activities	$79,085	$(14,373)
Net cash used in continuing investing activities	(26,219)	(19,967)
Net cash (used in) / provided by continuing financing activities	(27,664)	15,755
Net cash provided by / (used in) discontinued operations	4,011	(4,778)
Impact of exchange rate fluctuations on cash and cash equivalents	(1,730)	(8,174)
Operating Activities
Cash generated from operations during the nine months ended September 30, 2015 was US$ 79.1 million compared to cash used in operations of US$ 14.4 million for the nine months ended September 30, 2014. The improvement over the prior period reflects lower cash paid for interest and better OIBDA performance. We paid cash interest of US$ 10.7 million during the nine months ended September 30, 2015 compared to US$ 52.8 million during the nine months ended September 30, 2014 as a result of refinancing cash interest debt with non-cash interest bearing debt in 2014.
Investing Activities
Our net cash used in investing activities of US$ 26.2 million and US$ 20.0 million for the nine months ended September 30, 2015 and 2014, respectively, related to capital expenditures.

Index

Financing Activities
Cash used in financing activities during the nine months ended September 30, 2015 was US$ 27.7 million compared to cash provided by financing activities of US$ 15.8 million during the nine months ended September 30, 2014. The amount of net cash used in financing activities in the nine months ended September 30, 2015 primarily reflected the repayment in full of the 2017 Revolving Credit Facility which was drawn in 2014. The net cash provided by financing activities in the nine months ended September 30, 2014 primarily reflected the proceeds of the Rights Offering and related financing transactions concluded in the second quarter of 2014, substantially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes.
Discontinued Operations
Net cash provided by discontinued operations during the nine months ended September 30, 2015 was US$ 4.0 million compared to net cash used in discontinued operations of US$ 4.8 million during the nine months ended September 30, 2014. The net cash provided by discontinued operations for the nine months ended September 30, 2015 is due to the receipt of proceeds from the divestiture of businesses, net of cash divested which was partly offset by cash used in operations of the discontinued businesses.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2017 Revolving Credit Facility (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As at September 30, 2015, the undrawn aggregate principal amount available under the 2017 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2015 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,308,612	$261,034	$783,927	$263,651	$—
Long-term debt – interest	400,982	15,001	293,438	92,543	—
Unconditional purchase obligations	169,531	82,388	70,881	16,207	55
Operating leases	7,867	2,606	2,825	1,256	1,180
Capital lease obligations	3,795	1,216	1,899	680	—
Other long-term obligations	40,799	19,174	10,037	11,493	95
Total contractual obligations	$1,931,586	$381,419	$1,163,007	$385,830	$1,330
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates as at September 30, 2015. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in kind at each interest payment date up to maturity on December 1, 2017.
Our 2015 Convertible Notes mature on November 15, 2015. On September 30, 2015, we entered into a EUR 235.3 million senior unsecured term credit facility (the "2019 Euro Term Loan") with BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders party thereto. We intend to draw the 2019 Euro Term Loan and apply the proceeds toward the repayment and discharge of the 2015 Convertible Notes at maturity.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2015, we had commitments in respect of future programming of US$ 167.3 million. This includes contracts signed with license periods starting after September 30, 2015.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 21, "Commitments and Contingencies".
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
The financing transactions undertaken in 2014 significantly reduced the amount of cash interest to be paid in the coming years by refinancing cash pay indebtedness with non-cash pay indebtedness. In addition, they provided sufficient liquidity to fund our operations and relieve pressure on our working capital position.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. While our cash flows were positive for the nine months ended September 30, 2015 and we continue to expect to be free cash flow positive for the full year 2015, this is largely due to cash interest savings as a result of the financing transactions noted above. We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and debt service obligations, including the repayment of the 2015 Convertible Notes at maturity on November 15, 2015. In this regard, on September 30, 2015, we entered into the 2019 Euro Term Loan, which we intend to draw in full and apply the proceeds toward the repayment and discharge of the 2015 Convertible Notes at maturity. Once the repayment of the 2015 Convertible Notes has been completed, we believe we will have adequate cash resources to continue operating as a going concern for the next twelve months. If, for circumstances beyond our control, we are unable to draw down on the 2019 Euro Term Loan, we will be unable to meet our repayment obligation when the 2015 Convertible Notes mature.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Service with a stable outlook and B by Standard & Poor's with negative outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt under our indentures for the 2017 PIK Notes (other than refinancing indebtedness) or under the agreements for the 2017 Term Loan and the 2017 Revolving Credit Facility.
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
Foreign Exchange Forwards
We are party to two forward foreign exchange contracts, with aggregate notional amounts of approximately US$ 19.7 million as at September 30, 2015, to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements to be made during 2015.
In addition, on July 2, 2015, we entered into a forward foreign exchange contract with a notional amount of US$ 261.0 million to limit our exposure to the USD to EUR exchange rates related to the 2019 Euro Term Loan, the proceeds of which will be applied toward the repayment and discharge of the 2015 Convertible Notes at maturity.
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
The table below sets forth our market risk sensitive instruments as at September 30, 2015:

Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	250,800	—	—	—
Average interest rate	—	—	1.50%	—	—	—
Fixed rate (US$)	261,034	—	502,955	—	—	—
Average interest rate	5.00%	—	15.00%	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	250,800	—	—	—
Average pay rate	—	—	0.21%	—	—	—
Average receive rate	—	—	0.00%	—	—	—

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2017 Euro Term Loan, we are paying a guarantee fee to Time Warner based on the amount outstanding on the 2017 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME Ltd. to the lenders under the 2017 Euro Term Loan.

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
On March 11, 2015, we entered into two forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under dollar-denominated agreements to be made during 2015. At September 30, 2015, forward foreign exchange contracts with aggregate notional amount of approximately US$ 19.7 million were outstanding.
On July 2, 2015, we entered into a USD to EUR forward exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the dollar-denominated 2015 Convertible Notes at maturity on November 15, 2015, which we intend to do with the 2019 Euro Term Loan.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At this stage, neither MPS nor MPE is currently a subject of the investigation or a party to the proceedings and no formal charges against or indictment of any of the persons who have been detained or are under investigation has been made. MPS is cooperating with the authorities in its investigation and CME Ltd. has launched its own internal investigation. Because the investigations are ongoing, we cannot predict when they will be completed or what the outcome will be, including whether MPS or MPE will be joined to the proceedings either as a defendant or a civilly liable party (which would result in joint and several liability with individual defendants for damages caused) or whether any fines, penalties, damages or other measures will be imposed on MPS or MPE in that event. On October 16, 2015 we completed the sale of MPS and MPE on an as-is basis and the buyer assumed all liabilities associated with the companies.
Slovenian Competition Proceeding
On April 24, 2013, the Competition Protection Agency of the Republic of Slovenia (“CPA”) adopted a decision finding that our wholly-owned subsidiary Produkcija Plus d.o.o. (“Pro Plus”) has abused a dominant position on the Slovenian television advertising market in breach of applicable competition law, by requiring exclusivity from its advertising customers and by applying loyalty discounts in favor of its customers. Pro Plus filed an appeal with the Slovenian Supreme Court on May 24, 2013. On December 3, 2013, the Slovenian Supreme Court affirmed the decision of the CPA. Subsequent to this affirmation, the CPA adopted a decision to impose a fine of EUR 5.1 million. Pro Plus appealed the decision and the fine was overturned and the proceedings to impose a fine were terminated. The CPA filed an appeal to this ruling, which an appellate court refused on October 9, 2015, confirming the ruling of the lower court to terminate the fining proceeding. As a result, no fine will be imposed.

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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues in 2013 compared to 2012. While we made significant progress last year regaining advertising market share lost in 2013 and anticipate revenues will continue to increase in local currency in 2015, we do not expect to reach 2012 levels during the year.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP is estimated to have improved in our markets in 2014 and in the nine months of 2015, we cannot predict if this represents the start of a sustained recovery or how long it will last.
Continued softness in the Eurozone, including a slow down in the growth of consumer prices, has prompted the European Central Bank to embark upon quantitative easing. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected banks, countries and markets in Europe or elsewhere. Steps taken to provide Greece with bridge financing have reduced uncertainty around the future of the Euro, however the potential exit of a Greece or another country from the European monetary union remains a risk to sustained macro-economic growth. Furthermore, the departure of a country from the Euro or the dissolution of the Euro could cause significant volatility and disruption in the global economy, which would negatively impact our business. During 2014, countries in the European Union and around the world authorized economic sanctions against individuals and entities in Russia in response to events that transpired in Ukraine. If these sanctions result in a negative impact on the economies of the European Union, the countries in which we operate may be significantly impacted given the export-oriented nature of their economies. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the 2017 PIK Notes, the 2017 Term Loan, the 2017 Euro Term Loan and when drawn the 2017 Revolving Credit Facility. In addition, the 2015 Convertible Notes will be refinanced in full at their maturity in November 2015 with proceeds from the 2019 Euro Term Loan.We expect that our cash flows from operating activities will continue to be insufficient to cover operating expenses and our debt service obligations. Although interest on the 2017 PIK Notes is initially non-cash pay and on the 2017 Term Loan is non-cash pay at our option, reducing our cash interest costs in the near term, each of the 2017 PIK Notes and the 2017 Term Loan accrue interest at 15% per year, and such interest is required to be repaid in cash by their maturity dates. Furthermore, we are paying guarantee fees to Time Warner as consideration for its guarantees of the 2017 Euro Term Loan and the 2019 Euro Term Loan (when drawn) (collectively, the "TW Guarantee"). Although the guarantee fees are non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of interest expense in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indenture and loan agreements, we are restricted under the 2017 PIK Notes, the 2017 Euro Term Loan, 2019 Term Loan (when drawn), the 2017 Revolving Credit Facility (when drawn) and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities, other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item I, Note 5, "Long-term Debt and Other Financing Arrangements".
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming expenses and debt interest obligations, are divided across a range of currencies. The strengthening of the dollar had a negative impact on reported revenues in the first nine months of 2015 and while we expect our revenues will continue to increase in 2015 in our functional currencies, it is likely that a strong dollar will continue to have a negative impact on our reported revenues for the remainder of 2015. In addition, a significant portion of our programming content is purchased pursuant to dollar-denominated agreements. If the dollar appreciates against our functional currencies, the cost of acquiring such content may be adversely affected. Furthermore, the 2017 Euro Term Loan and the 2019 Euro Term Loan are denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of these loans and therefore may experience significant gains and losses on the translation of drawings under these loans and related interest payments into dollars. General market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations, which may have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness and we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Under the 2017 Term Loan Agreement, the 2017 Revolving Credit Facility (when drawn), and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, which includes indebtedness incurred to refinance existing indebtedness. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of foreign jurisdictions. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our provision for taxes. The final determination of tax audits and any related proceedings could be materially different from our historical tax provisions. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indenture governing the 2017 PIK Notes and the agreements governing the 2017 Term Loan, the 2017 Revolving Credit Facility (if drawn) and the Reimbursement Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or our restricted subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. Furthermore, we intend to draw down the 2019 Euro Term Loan and apply the proceeds toward the repayment and discharge of the 2015 Convertible Notes at their maturity in November 2015. If, for circumstances beyond our control, we are unable to drawn down the 2019 Euro Term Loan, we will be unable to meet our repayment obligations when the 2015 Convertible Notes mature. Any of these events could result in our inability to conduct our business.
We may not be successful in continuing our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as enhancing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our results of operations and cash flows.

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
Our revenue-generating operations are located in Central and Eastern Europe where we must comply with various laws and other regulatory obligations related to our businesses. Compliance with foreign as well as applicable U.S. laws and regulations, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs of doing business in these jurisdictions. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by our employees, contractors, or agents could nevertheless occur. We may also be significantly affected by other risks that may be different to those posed by investments in more developed markets, including, but not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. As a result, there may be legal and regulatory proceedings or developments in respect of our compliance with, or changes in the interpretation or application of, existing laws or regulations, that require us to incur substantial costs, cause us to change our business practices, or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial, which would have a material adverse effect on our business financial position, results of operations and cash flows.
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods, our other broadcasting licenses expire at various times through 2026. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of September 30, 2015, the 200,000 shares of Series B preferred stock were convertible into approximately 97.7 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 49.4% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.6%, (without giving effect to the accretion of the Series B preferred stock after September 30, 2015). Furthermore, following the series of financing transactions conducted in 2014, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, following the issuance of the 2017 PIK Notes, the drawdown of the 2017 Term Loan and the issuance of the TW Guarantee in respect of the 2017 Euro Term Loan, in addition to being our largest shareholder Time Warner is our largest secured creditor, as it holds or guarantees 68.1% of our outstanding indebtedness as at September 30, 2015. Subject to certain exceptions under the indenture for the 2017 PIK Notes that limit Time Warner’s voting rights as an affiliate holding the 2017 PIK Notes, Time Warner will be entitled to vote or otherwise make decisions in its capacity as a holder of the 2017 PIK Notes, as a lender under the 2017 Term Loan and the 2017 Revolving Credit Facility or as a guarantor under the Reimbursement Agreement. The 2017 Term Loan, the 2017 Revolving Credit Facility (if drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 PIK Notes, including covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock or other holders of our indebtedness.
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
10.01
Credit Agreement dated as of September 30, 2015 among Central European Media Enterprises Ltd., BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.02
Deed of Amendment dated 30 September 2015 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.03
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

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

Date:	October 27, 2015	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01
Credit Agreement dated as of September 30, 2015 among Central European Media Enterprises Ltd., BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.02
Deed of Amendment dated 30 September 2015 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.03
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

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