Form 10-K
period 2015-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2016-02-22
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(IRS Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (441) 296-1431

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK, $0.08 PAR VALUE	NASDAQ Global Select Market, Prague Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
UNIT WARRANTS TO PURCHASE SHARES OF CLASS A COMMON STOCK	None.
15.0% FIXED RATE NOTES DUE 2017	None.
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 (based on the closing price of US$ 2.18 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2015) was US$ 160.9 million.
Number of shares of Class A Common Stock outstanding as of February 17, 2016: 135,804,221
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2016 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2015

Index

I.    Forward-looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 22E of the Securities Exchange Act of 1934 (the "Exchange Act"), including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “trend”, “expect”, “plan”, “estimate”, “forecast”, “should”,“intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. In particular, information appearing under the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward looking-statements. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the success of our efforts to increase our revenues and recapture advertising market share in the Czech Republic; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of global economic uncertainty and Eurozone instability in our markets and the extent, timing and duration of any recovery; the extent to which our liquidity constraints and debt service obligations restrict our business; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; our ability to refinance our existing indebtedness; changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations; our exposure to additional tax liabilities; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Index

Defined Terms
Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2015 used in this report are BGN/US$ 1.79; HRK/US$ 6.99; CZK/US$ 24.82; RON/US$ 4.15; and EUR/US$ 0.92.
The following defined terms are used in this Annual Report on Form 10-K:

•	the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015, redeemed in November 2015;

•	the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016, redeemed in June 2014;

•	the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”), redeemed in December 2014;

•	the term "2017 PIK Notes" refers to our 15.0% senior secured notes due 2017;

•	the term "2017 Term Loan" refers to our 15.0% term loan facility due 2017, dated as of February 28, 2014, as amended and restated on November 14, 2014;

•
the term "2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Time Warner, dated as of November 14, 2014 and amended on February 19, 2016 to, among other things. extend the maturity to 2018 with effect from the drawing of the 2021 Euro Term Loan;

•	the term "2019 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2019 guaranteed by Time Warner, dated as of September 30, 2015 and amended on February 19, 2016;

•
the term “2021 Euro Term Loan” refers to the undrawn senior unsecured term credit facility due 2021 entered into by our wholly-owned subsidiary CME Media Enterprises B.V., guaranteed by Time Warner and CME Ltd., entered into on February 19, 2016;

•
the term "2021 Revolving Credit Facility" refers to our amended and restated revolving credit facility dated as of February 28, 2014, as amended and restated as of November 14, 2014 and further amended and restated on February 19, 2016 to, among other things. extend the maturity to 2021 with effect from the drawing of the 2021 Euro Term Loan;

•
the term “Senior Debt” refers, as the context may require, to the 2015 Convertible Notes, 2017 PIK Notes, 2017 Term Loan, 2018 Euro Term Loan, 2019 Euro Term Loan, 2021 Euro Term Loan and 2021 Revolving Credit Facility;

•
the term “2015 Refinancing Commitment Letter” refers to a commitment letter whereby Time Warner agreed to provide or assist with arranging a loan facility to refinance the 2015 Convertible Notes at or immediately prior to their maturity;

•
the term “Reimbursement Agreement" refers to an agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner, dated as of November 14, 2014 and amended and restated on February 19, 2016;

•	the term "Time Warner" refers to Time Warner Inc.; and

•	the term “TW Investor” refers to Time Warner Media Holdings B.V.
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
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 36 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels.
General market information
Our main operating countries are members of the European Union (the “EU”). However, as emerging economies, they have adopted Western-style democratic forms of government within the last twenty-five years and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our operating countries converge with more developed nations and their economic and commercial infrastructures continue to develop, we believe the business risks of operating in these countries will continue to decline.
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
Comparative historical period amounts have been adjusted to present GDP at constant exchange rates.

Index

Nominal GDP per capita US$	2015	2014	2013	2012	2011	2010	2009	2008
CME markets	$11,760	$11,283	$10,872	$10,584	$10,347	$9,910	$9,655	$9,966
Growth rate	4%	4%	3%	2%	4%	3%	(3)%	12%
Developed markets	$45,304	$44,117	$42,972	$42,167	$41,315	$40,170	$39,014	$40,308
Growth rate	3%	3%	2%	2%	3%	3%	(3)%	1%
Source: International Monetary Fund ("IMF"), CME estimates
The following table shows the ratio of per capita nominal GDP at purchasing power parity (“PPP”) in our markets to that of developed markets.

Ratio of nominal GDP at PPP per capita	2015	2014	2013	2012	2011	2010	2009	2008
CME markets as a % of developed markets	51%	50%	49%	49%	49%	48%	49%	49%
Source: IMF, CME estimates
The level of nominal GDP per capita in our markets was converging towards the level of the developed markets at a fairly significant rate up until 2009, when the global recession impacted our markets to a greater extent than the developed markets and the rate of convergence slowed. The convergence stagnated somewhat in the years immediately following the global recession, but has improved each year since 2012. We believe that the convergence of GDP per capita in our markets with the developed markets will continue as economic conditions improve and sustained periods of higher growth return.
The following table shows total advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

Total advertising spend per capita US$	2015	2014	2013	2012	2011	2010	2009	2008
CME markets	$33	$31	$30	$31	$33	$33	$35	$47
Growth rate	5%	6%	(5)%	(7)%	0%	(4)%	(26)%	12%
Developed markets	$337	$331	$322	$317	$312	$305	$301	$331
Growth rate	2%	3%	2%	2%	2%	1%	(9)%	(3)%
Source: CME estimates, Group M, IMF
The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, in our markets was converging with that of the developed markets until 2008 and had risen to a weighted average level in our markets of 0.47% in 2008 compared to 0.82% in the developed markets. Due to the protracted period of advertising market decline since 2008, the weighted average advertising intensity in CME markets fell to 0.27% in 2013 compared to 0.75% in developed markets. In 2014 and 2015, the weighted average advertising intensity in our markets improved slightly to 0.28%, while the developed markets regressed slightly to 0.74% in 2015. In the long term, we expect advertising intensity in our markets to converge towards the levels of the developed markets, but not at the rate of convergence seen before the global recession.
The convergence of advertising intensity is driven by several factors, including the introduction of premium products into the market by new or existing advertisers aiming to capture increased consumer disposable income. In the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spending. In the markets in which we operate, basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues. The following table shows a comparison of the allocation of advertising budgets between basic and premium products in our markets versus those in more developed countries in 2015:

Mix of advertised products	CME markets	Developed markets
Premium	38%	66%
Basic	59%	30%
Other	3%	4%
Source: CME estimates, Group M
Similar to the trends described above, the proportion of premium goods advertised in our markets gradually increased over time up to 2009. In 2015, the percentage of advertising for premium products increased for the second time in the past three years. In the long term, we expect the historic trend of increased advertising of premium products to continue.

Index

The following table shows television advertising spend per capita in the markets of Central and Eastern Europe in which we operate and for the developed markets at constant exchange rates:

TV advertising spend per capita US$	2015	2014	2013	2012	2011	2010	2009	2008
CME markets	$17	$16	$15	$16	$17	$17	$18	$23
Growth rate	6%	4%	(5)%	(5)%	0%	(4)%	(24)%	14%
Developed markets	$142	$142	$138	$138	$137	$134	$128	$139
Growth rate	0%	3%	0%	1%	2%	5%	(8)%	(1)%
Source: CME estimates, Group M, IMF
Television advertising spend per capita in our markets grew at a significantly faster rate than in developed markets prior to 2009, but was more heavily impacted than in developed markets during the recent prolonged period of advertising market decline from 2009 to 2013. Television advertising spend has grown as a percentage of total advertising spend in our markets, as shown below. Furthermore, since television was commercialized in our markets at the same time as other forms of media, television advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers, magazines and radio were established as advertising media well before the advent of television.
The following table shows television advertising spend as a percentage of total advertising spend in the markets of Central and Eastern Europe in which we operate and for the developed markets.

TV advertising spend as a % of total advertising spend	2015	2014	2013	2012	2011	2010	2009	2008
CME markets	54%	53%	52%	53%	52%	50%	50%	51%
Developed markets	42%	43%	43%	43%	44%	44%	42%	42%
Source: Group M
As shown above, the share of television advertising as a proportion of total advertising in our markets has grown since 2008. We believe that television advertising will hold its share because of its greater reach and better measurement capabilities, which makes this medium more effective to advertisers compared to print, radio and outdoor advertising. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, which has allowed us to offer additional advertising opportunities to complement our television advertising revenues.
In summary, we expect the economies of the countries in which we operate to resume their convergence with more developed markets, particularly Western Europe, resulting in higher rates of growth of GDP per capita in our markets compared to that of the developed countries.
Country operations
Our strategy is to maintain or increase our audience leadership in each of our countries in order to pursue sales strategies designed to maximize our revenues. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels which appeal to a broad audience.
Content that consistently generates high audience shares is crucial to maintaining the success of each of our country operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful in prime time and supporting market-leading channels and that maintaining a regular stream of popular local content at the lowest possible cost is operationally important over the long term.
As the distribution platforms in our region develop and become more diversified, our television channels and content will increasingly reach viewers through new distribution offerings, such as internet TV and smart devices. We offer viewers the choice of watching premium television content through a series of portals, including through Voyo, our subscription video-on-demand service, and catch-up services on our websites.
We continue to believe that the Company is best served by a focus on our television broadcasting assets in each country. In that regard, we completed the divestiture of our non-core assets in 2015, including our remaining distribution business in Romania, as well as our Romanian studios, radio, cinema and music businesses.
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
We focus our programming investments on securing leading audience share positions during prime time, where the majority of advertising revenues are delivered, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time while maintaining all day audience shares.
Audience Share and Ratings
The following presents the channels each of our segments operate. The tables below provide a comparison of all day and prime time audience shares for 2015 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Audience share represents the viewers watching a channel in proportion to the total audience watching television. Ratings represent the number of people watching a channel in proportion to the total population. Audience share and ratings information are measured in each market by international measurement agencies using peoplemeters, which quantify audiences for different demographics and subgeographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific “target” demographics that we believe will be attractive to advertisers.

Index

Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(18-49)	BTV	CME	31.5%	36.6%
	NOVA TV	MTG	19.4%	21.8%
	BNT 1	Public television	5.8%	7.0%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2015 was 38.8% and 42.9%, respectively.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(18-54)	Nova TV (Croatia)	CME	21.8%	28.3%
	RTL	RTL	16.4%	19.1%
	HTV 1	Public television	12.5%	11.6%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Croatia operations in 2015, excluding NOVA WORLD and MINI TV, was 27.4% and 35.1%, respectively.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, a premium sport-related channel launched on September 5, 2015, FANDA, SMICHOV, TELKA, and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic launched on February 1, 2016.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(15-54)	TV NOVA (Czech Republic)	CME	25.0%	29.3%
	Prima	MTG / GME	10.8%	12.2%
	CT 1	Public television	12.1%	14.4%

Source: ATO - Nielsen Admosphere; Mediaresearch
The combined all day and prime time audience shares of our Czech Republic operations in 2015, excluding NOVA SPORT 1, NOVA SPORT 2 and NOVA INTERNATIONAL, was 36.0% and 40.2%, respectively.

Index

Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(18-49 Urban)	PRO TV	CME	18.9%	23.9%
	Antena 1	Intact group	14.7%	14.0%
	TVR 1	Public television	1.8%	1.9%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania operations in 2015, excluding PRO TV INTERNATIONAL, PRO TV CHISINAU and ACASA IN MOLDOVA, was 24.7% and 31.0%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), DAJTO and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic launched on February 1, 2016.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(12-54)	TV MARKIZA	CME	22.9%	24.8%
	TV JOJ	J&T Media Enterprises	16.5%	20.0%
	Jednotka	Public Television	7.5%	8.8%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic operations in 2015, excluding MARKIZA INTERNATIONAL, was 31.1% and 33.3%, respectively.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Channel	Ownership	All day audience share (2015)	Prime time audience share (2015)

(18-54)	POP TV	CME	19.5%	27.8%
	Planet TV	Antenna Group / TSmedia	8.6%	11.7%
	SLO 1	Public Television	8.6%	9.4%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia operations in 2015 was 34.3% and 42.7%, respectively.
Sales
We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on our television channels.
Our main unit of inventory is the commercial gross rating point (“GRP”), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. The CPP varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Our larger advertising customers generally enter into annual contracts which set the pricing for a committed volume of GRPs.

Index

We operate our broadcast operations based on a business model of audience leadership, brand strength and strong local content. Our sales strategy is to maximize the monetization of our advertising time by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues in the market compared to the total television advertising market. We also generate additional revenues by collecting fees from cable and satellite operators for carriage of our channels.
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

Index

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
Licensing Regulation
The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., cable, terrestrial, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect each of our licenses will continue to be renewed or new licenses to be granted as required to continue to operate our business. All of our operating countries have transitioned from analog to digital terrestrial broadcasting and we have obtained digital licenses where requested. We will apply for additional digital licenses where such applications are permissible and prudent. Please see below for more detailed information on licenses for our channels.
Bulgaria: BTV operates pursuant to a national digital terrestrial license issued by the Council for Electronic Media, the Bulgarian Media Council, that expires in July 2024. BTV ACTION broadcasts pursuant to a national cable registration that is valid for an indefinite time period and also has a digital terrestrial license that expires in January 2025 which is not currently in use. BTV CINEMA, BTV COMEDY, RING and BTV LADY, as well as BTV, each broadcast pursuant to a national cable registration that is valid for an indefinite time period.
Croatia: NOVA TV (Croatia) broadcasts pursuant to a national terrestrial license granted by the Croatian Media Council, the Electronic Media Council, which expires in April 2025. DOMA (Croatia) broadcasts pursuant to a national terrestrial license that expires in January 2026. MINI TV broadcasts via satellite and cable pursuant to a license that expires in January 2022.
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT 1 broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. In addition, NOVA SPORT 1 and NOVA SPORT 2 each have a license that permits internet transmission which expires in August 2027. FANDA broadcasts pursuant to a satellite license that expires in July 2024 and a national terrestrial license that expires in September 2023. SMICHOV broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. TELKA broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025. NOVA INTERNATIONAL broadcasts pursuant to a license that permits internet transmission which expires in January 2028.
Romania: PRO TV broadcasts pursuant to a national satellite license granted by the Romanian Media Council, the National Audio-Visual Council. Our other Romanian channels (ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national satellite license. PRO TV also broadcasts through the electronic communications networks pursuant to a series of local licenses and ACASA broadcasts in high-definition pursuant to a written consent from the Media Council. Licenses for our Romanian operations expire on dates ranging from April 2018 to January 2025. PRO TV CHISINAU broadcasts pursuant to an analog license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in November 2016 and ACASA IN MOLDOVA broadcasts pursuant to a cable license that expires in December 2017.
Slovak Republic: TV MARKIZA, DOMA (Slovak Republic) and DAJTO each broadcast pursuant to a national digital license granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period. MARKIZA INTERNATIONAL is broadcast pursuant to the license granted to TV MARKIZA.
Slovenia: Our Slovenian channels POP TV, KANAL A, KINO, BRIO and OTO each have licenses granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period.
OTHER INFORMATION
Employees
As of December 31, 2015, we had a total of approximately 3,100 employees (including contractors).

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
Financial Information by Operating Segment and by Geographical Area
For financial information by operating segment and geographic area, see Part II, Item 8, Note 21, "Segment Data".
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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 had a negative effect on television advertising prices because of pressure to reduce prices from advertisers and discounting by competitors. We attempted to combat this fall in prices by implementing a new pricing strategy in 2013. There was an adverse reaction to this strategy from agencies and advertisers, particularly in the Czech Republic, which resulted in a significant decrease in revenues and market share in 2013 compared to 2012.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system since the beginning of 2009 has had an adverse impact on economic growth in our operating countries across Central and Eastern Europe. There has been a widespread withdrawal of investment funding from the Central and Eastern European markets and companies with investments in them. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investments, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP (as adjusted for inflation) is estimated to have improved in our markets since 2014, we cannot predict if this represents the start of a sustained recovery or how long it will last. In addition, although we believe the economies of the countries in which we operate and advertising intensity will converge with developed nations, such convergence may not occur in the time frame we expect, or at all.
Continued economic softness in the Eurozone, including a slow down in the growth of consumer prices, has prompted the European Central Bank to embark upon quantitative easing. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected banks, countries and markets in Europe or elsewhere. The departure of a country from the Euro or the dissolution of the Euro could cause significant volatility and disruption in the global economy, which would negatively impact our business. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the 2017 PIK Notes and the 2017 Term Loan (prior to their repayment), the 2018 Euro Term Loan and the 2019 Euro Term Loan, as well as the 2021 Euro Term Loan and the 2021 Revolving Credit Facility (in each case when drawn). Having the option to pay interest in kind on the 2017 PIK Notes and the 2017 Term Loan has allowed us to reduce our cash interest costs, however each of these facilities has accrued interest at 15% per year and interest paid in-kind must be repaid at the repayment date. Furthermore, we are paying guarantee fees to Time Warner as consideration for its guarantees of the 2018 Euro Term Loan, the 2019 Euro Term Loan and the 2021 Euro Term Loan (when drawn) (collectively, the "TW Guarantees"). Although the entire guarantee fee in respect of the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and a portion of the guarantee fee in respect of the 2021 Euro Term Loan will be, non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of interest expense and guarantee fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related indenture and loan agreements, we are restricted under the 2017 PIK Notes and the 2017 Term Loan (prior to their repayment), the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part II, Item 8, Note 5, "Long-term Debt and Other Financing Arrangements".
Fluctuations in exchange rates may adversely affect our results of operations.
Our reporting currency is the dollar but our consolidated revenues and costs, including programming expenses and debt interest obligations, are divided across a range of currencies. The strengthening of the dollar had a negative impact on reported revenues in 2015 and while we expect our revenues will continue to increase in 2016 in our functional currencies, it is likely that a strong dollar will continue to have a negative impact on our reported revenues. In addition, a significant portion of our programming content is purchased pursuant to dollar-denominated agreements. If the dollar appreciates against our functional currencies, the cost of acquiring such content would be adversely affected. Furthermore, the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and the 2021 Euro Term Loan will be, denominated in Euros. We have not attempted to hedge the foreign exchange exposure on the principal amount of these loans and therefore may experience significant gains and losses on the translation of drawings under these loans and related interest payments into dollars. General market conditions or the global macroeconomic environment may increase our exposure to currency fluctuations, which may have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness and we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Under the 2017 Term Loan Agreement (prior to repayment), the 2021 Revolving Credit Facility (when drawn), and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, which includes indebtedness incurred to refinance existing indebtedness. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of foreign jurisdictions, including in respect of our operations as well as capital transactions undertaken by us. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our provision for taxes. The final determination of our tax liabilities resulting from tax audits, related proceedings or otherwise could be materially different from our tax provisions. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the indenture governing the 2017 PIK Notes and the agreements governing the 2017 Term Loan (prior to their repayment), the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
We may not be successful in continuing our attempts to diversify and enhance our revenues.
We are focused on creating additional revenue streams from our broadcast operations as well as increasing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. We are also working to build-out our offerings of advertising video-on-demand products and other opportunities for advertising online. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which affects the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our results of operations and cash flows.

Index

A downgrading of our ratings may adversely affect our ability to raise additional financing.
Moody’s Investors Service rates our corporate credit as Caa1, with a stable outlook. Standard & Poor’s rates our corporate credit B, with a stable outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies view liquidity and the key ratios associated with it, such as gross leverage ratio, as a particular priority. We may be subject to downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the rating agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under the indenture governing the 2017 PIK Notes or the 2017 Term Loan Agreement (prior to their repayment), the 2021 Revolving Credit Facility (when drawn), and the Reimbursement Agreement, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
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
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, businesses or assets in order to optimize our cost structure and capture operating efficiencies. For example, we incurred charges of approximately US$ 9.9 million related to restructuring in 2014 and US$ 18.5 million in 2013 and total severance costs of approximately US$ 7.1 million during 2013. We pursued limited restructuring initiatives in 2015 and have incurred related restructuring charges. Similar events in the future could also result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.
Risks Relating to Our Operations
Programming content may become more expensive to produce or acquire or we may not be able to develop or acquire content that is attractive to our audiences.
Television programming is one of the most significant components of our operating costs. The ability of programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While we have been successful in reducing content costs compared to prior periods, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other necessary resources and changes in audience tastes in our markets as well as from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
Our operations are vulnerable to significant changes in viewing habits and technology that could adversely affect us.
The television broadcasting industry is affected by rapid innovations in technology. The implementation of these new technologies and the introduction of non-traditional content distribution systems have increased competition for audiences and advertisers. Platforms such as direct-to-home cable and satellite distribution systems, the Internet, subscription and advertising video-on-demand, user-generated content sites and the availability of content on portable digital devices have changed consumer behavior by increasing the number of entertainment choices available to audiences and the methods for the distribution, storage and consumption of content. This development has fragmented television audiences in more developed markets and could adversely affect our ability to retain audience share and attract advertisers as such technologies penetrate our markets. As we adapt to changing viewing patterns, it may be necessary to expend substantial financial and managerial resources to ensure necessary access to new technologies or distribution systems. Such initiatives may not develop into profitable business models. Furthermore, technologies that enable viewers to choose when, how, where and what content to watch, as well as to fast-forward or skip advertisements, may cause changes in consumer behavior that could have a negative impact on our advertising revenues. In addition, compression techniques and other technological developments allow for an increase in the number of channels that may be broadcast in our markets and expanded programming offerings that may be offered to highly targeted audiences. Reductions in the cost of launching new channels could lower entry barriers and encourage the development of increasingly targeted niche programming on various distribution platforms. This could increase the competitive demand for popular programming, resulting in an increase in content costs as we compete for audiences and advertising revenues. A failure to successfully adapt to changes in our industry as a result of technological advances may have an adverse effect on our financial position, results of operations and cash flows.
Our operating results are dependent on the importance of television as an advertising medium.
We generate most of our revenues from the sale of our advertising airtime on television channels in our markets. Television competes with various other media, such as the Internet, print, radio, and outdoor advertising, for advertising spending. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurances that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending as a component of total advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.

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
Our operations are in developing markets where there are additional risks related to political and economic uncertainty, biased treatment and compliance with evolving legal and regulatory systems.
Our revenue-generating operations are located in Central and Eastern Europe and we may be significantly affected by risks that may be different to those posed by investments in more developed markets. These risks include, but are not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local politics also present a potential for biased treatment of us before regulators or courts in the event of disputes. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could lead to the loss of one or more of our business operations.
Furthermore, we must comply with a wide variety of laws and other regulatory obligations in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We have implemented policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. For example, we have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer, which may have been applicable to an acquisition made by us. While we do not believe we have any liability connected to this transaction, any failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings being initiated against us. Any legal and regulatory proceedings or developments in respect of our compliance with, or changes in the interpretation or application of, existing laws or regulations, may require us to incur substantial costs, cause us to change our business practices, damage our reputation or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
We may not be aware of all related party transactions, which may involve risks of conflicts of interest that result in transactions being concluded on less favorable terms than could be obtained in arm’s-length transactions.
In our markets, the officers, general directors, other members of management or employees of our operating companies may have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with related parties, whether or not we are aware of any such relationships between our employees and third parties, may present conflicts of interest and may result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties or affiliates, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the indenture governing the 2017 PIK Notes and the 2017 Term Loan Agreement (prior to their repayment), the 2021 Revolving Credit Facility (when drawn) or the Reimbursement Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in Slovenia and the Slovak Republic are valid for indefinite time periods, our other broadcasting licenses expire at various times through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of December 31, 2015, the 200,000 shares of Series B preferred stock were convertible into approximately 99.5 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part II, Item 8, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 49.4% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.7%, (without giving effect to the accretion of the Series B Preferred Stock after December 31, 2015). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.

Index

Furthermore, in addition to being our largest shareholder Time Warner is our largest secured creditor, as it holds or guarantees 92.7% of our outstanding senior indebtedness as at December 31, 2015, and will hold or guarantee 100% of our outstanding senior indebtedness following the completion of the transactions contemplated in Note 26, "Subsequent Events". Time Warner will be entitled to vote or otherwise make decisions in its capacity as a lender under the 2017 Term Loan (prior to its repayment) and the 2021 Revolving Credit Facility (when drawn) or as a guarantor under the Reimbursement Agreement. The 2017 Term Loan (prior to its repayment), the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and have more restrictive provisions than equivalent provisions contained in the indenture governing the 2017 PIK Notes, including covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, making investments and granting security and certain events of default. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock or other holders of our indebtedness.
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
Our business could be negatively impacted as a result of shareholder activism.
On November 18, 2015, TCS Capital Management, LLC, a beneficial owner of more than 10% of our shares, submitted a letter to the Board of Directors and filed a Schedule 13D disclosing its ownership interest. In recent years, shareholder activists, such as TCS Capital, have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Location	Property	Use
Hamilton, Bermuda	Leased office	Registered office, Corporate
Amsterdam, The Netherlands	Leased office	Corporate office, Corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Bulgaria segment)
Zagreb, Croatia	Owned and leased buildings	Office and studio space (Croatia segment)
Prague, Czech Republic	Owned and leased buildings	Administrative center, Corporate; Office and studio space (Czech Republic segment)
Bucharest, Romania	Owned and leased buildings	Office and studio space (Romania segment)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Slovak Republic segment)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Slovenia segment)
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
Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market (since renamed the NASDAQ Global Select Market) on October 13, 1994 under the trading symbol “CETV” and began trading on the Prague Stock Exchange on June 27, 2005 under the trading symbol "CETV".
On February 17, 2016, the last reported sales price for shares of our Class A common stock was US$ 2.38.
The following table sets forth the high and low prices for shares of our Class A common stock for each quarterly period during the last two fiscal years.

	2015		2014
	High (US$ / Share)	Low (US$ / Share)	High (US$ / Share)	Low (US$ / Share)
Fourth Quarter	$2.80	$1.92	$3.23	$2.12
Third Quarter	2.50	1.84	2.92	2.25
Second Quarter	2.83	1.97	3.22	2.45
First Quarter	3.22	2.55	5.17	2.58
At February 17, 2016, there were approximately 57 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.
6,000,000 shares have been authorized for issuance in respect of equity awards under 2015 Stock Incentive Plan in addition to any shares available under the Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited (see Item 8, Note 18, "Stock-based Compensation"). See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for further information.
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2015.

Index

PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2010 and December 31, 2015.
Value of US$ 100 invested at December 31, 2010 as of December 31, 2015:

Central European Media Enterprises Ltd.	$13.22
NASDAQ Composite Index	$190.96
Dow Jones Europe Stock Index	$108.80
ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K.

Index

	For The Year Ending December 31,
	(US$ 000's, except per share data)
	2015	2014	2013	2012	2011
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME DATA:
Net revenues	$605,841	$680,793	$633,134	$705,999	$801,511
Operating income / (loss)	94,583	38,280	(180,017)	(479,789)	27,183
Loss from continuing operations	(102,285)	(151,465)	(276,434)	(535,708)	(157,517)
Loss from discontinued operations, net of tax	(13,287)	(80,431)	(5,099)	(10,685)	(22,088)
Net loss attributable to CME Ltd.	$(114,901)	$(227,428)	$(277,651)	$(535,680)	$(174,611)

PER SHARE DATA:
Net loss per common share from:
Continuing operations - Basic	$(0.81)	$(1.11)	$(2.23)	$(6.83)	$(2.37)
Continuing operations - Diluted	(0.81)	(1.11)	(2.23)	(6.83)	(2.37)
Discontinued operations - Basic	(0.09)	(0.55)	(0.04)	(0.13)	(0.34)
Discontinued operations - Diluted	(0.09)	(0.55)	(0.04)	(0.13)	(0.34)
Net loss attributable to CME Ltd. - Basic	(0.90)	(1.66)	(2.27)	(6.96)	(2.71)
Net loss attributable to CME Ltd. - Diluted	(0.90)	(1.66)	(2.27)	(6.96)	(2.71)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,866	146,509	125,723	76,919	64,385
Diluted	146,866	146,509	125,723	76,919	64,385

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$61,679	$34,298	$102,322	$136,543	$181,301
Other current assets	296,605	340,571	424,958	460,156	443,529
Non-current assets	1,095,917	1,244,491	1,434,593	1,578,016	2,056,939
Total assets	$1,454,201	$1,619,360	$1,961,873	$2,174,715	$2,681,769

Current liabilities	$146,308	$450,527	$322,681	$298,047	$262,241
Non-current liabilities	988,054	667,725	990,301	1,245,401	1,401,586
Temporary equity	241,198	223,926	207,890	—	—
CME Ltd. shareholders' equity	77,260	279,794	440,108	626,061	1,001,692
Noncontrolling interests	1,381	(2,612)	893	5,206	16,250
Total liabilities and equity	$1,454,201	$1,619,360	$1,961,873	$2,174,715	$2,681,769

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to page 2 of this Annual Report on Form 10-K for a list of defined terms used herein.
The exchange rates used in this report are as at December 31, 2015, unless otherwise indicated.

Index

I.    Executive Summary
CME Strategy
Our operations comprise a unique collection of broadcast assets across Central and Eastern Europe that each enjoy strong competitive positions due to audience share leadership, brand strength, strong local content, and the depth and experience of country management. The reach and affinity we provide advertisers supports our premium pricing model. We believe these competitive advantages position the company to benefit if forecast economic growth leads to growth of the television advertising markets in the countries in which we operate.
We are focused on enhancing the performance of our broadcast assets in each country over the short- and medium-term, which we expect will continue improving operating margins and free cash flow generation. The main elements of our strategy are as follows:

•	leveraging popular content to maintain or increase our audience and advertising market shares in all of our operating countries;

•	driving growth in advertising revenues through our pricing strategies;

•	developing additional revenue streams;

•	optimizing content costs while safeguarding our brands and competitive strengths; and

•	maintaining a strict cost discipline by controlling other expenses.
As market leaders with experienced management teams in each country, we are uniquely positioned to identify new challenges in a timely manner and adjust our strategy as new opportunities or threats arise.
Summary of Results
We manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operating performance is evaluated by our chief operating decision makers, who we have identified as our Co-Chief Executive Officers; how our operations are managed by segment managers; and the structure of our internal financial reporting.
We evaluate the performance of our segments based on net revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is defined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
Our key performance measure of the efficiency of our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues. We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations. OIBDA and free cash flow, as defined below, are also used as components in determining management bonuses. Intersegment revenues and profits have been eliminated on consolidation.
Free cash flow is defined as cash flows from continuing operating activities, less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our chief operating decision makers when evaluating performance. Free cash flow is useful as a measure of our ability to generate cash. OIBDA and free cash flow are non-GAAP financial measures and may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 8, Note 21, "Segment Data".
The following sections contain references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes.
The following tables provide a summary of our consolidated results for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Net revenues	$605,841	$680,793	(11.0)%	5.9%	$680,793	$633,134	7.5%	10.4%
OIBDA	122,815	95,446	28.7%	52.9%	95,446	(48,405)	NM (1)	NM (1)
Operating income / (loss)	94,583	38,280	147.1%	198.2%	38,280	(180,017)	NM (1)	NM (1)
(1) Number is not meaningful.
Our consolidated net revenues increased 6% at constant exchange rates in 2015 compared to 2014 primarily due to an increase in television advertising revenue. Television advertising spending in the markets of the countries in which we operate grew 6% in 2015 compared to 2014. Our television advertising revenues grew 6% at constant rates and our market share increased in three countries, most notably in our largest market, the Czech Republic. Carriage fees and subscription revenues also increased 9% due primarily to growth in the number of subscribers reported by cable, satellite and Internet protocol television ("IPTV") operators. However, since the dollar was significantly stronger against the currencies of our operations during 2015 than it was in 2014, the impact of foreign exchange rates more than offset the underlying improvement in our revenues, resulting in a decrease in consolidated net revenues of 11% at actual rates compared to 2014.

Index

On a constant currency basis, costs charged in arriving at OIBDA decreased 2% in 2015 compared to 2014 primarily due to lower content costs and fewer restructuring charges. We continue to focus on controlling costs, and content costs decreased, which reflected savings from better utilization of our program library, more efficient own production, and foreign programming acquired at better prices and available for additional runs. These savings more than offset limited targeted investments in programming in certain countries to counter increased competition for audience share. Costs charged in arriving at OIBDA decreased by 17% at actual rates in 2015 compared to 2014.
We believe our focus on better monetization of our broadcast assets while maintaining a strict cost discipline resulted in a significant improvement in our OIBDA margin, which increased to 20% in 2015 from 14% in 2014.
The tax audit of Pro TV in Romania was completed in the third quarter of 2015. We released the US$ 12.0 million provision recorded in the fourth quarter of 2014 and the US$18.2 million provision recorded in the first quarter of 2015 (see Item 8, Note 22, "Commitments and Contingencies"). Since these charges were not included in OIBDA, our reversal of these charges during the third quarter of 2015 has similarly been excluded from OIBDA.
We completed the divestiture of all remaining non-core assets during 2015. This will allow us to continue to focus our efforts on our broadcast assets, a key element of which is the production of local content, keeping our television stations at the forefront of trends in media consumption and making them market leaders in their respective countries. The results of each of these businesses have been included as discontinued operations for all periods presented.
There were no impairment charges in respect of goodwill and intangible assets during 2015 or 2014. The improvement in OIBDA, as well as the reversal of the provision related to the tax audit in Romania, resulted in a significant increase in operating income for 2015 compared to 2014.
We remained market leaders during 2015 in terms of audience share in all of the countries in which we operate. These audience shares give us a strong advantage over our competition, and we intend to capitalize on this by concentrating our efforts on improving the monetization of our audiences.
Free Cash Flow

	For The Year Ending December 31, (US$ 000's)
	2015	2014	Movement	2014	2013	Movement
Net cash generated from / (used in) operating activities	$85,877	$(65,242)	NM (1)	$(65,242)	$(61,070)	(6.8)%
Capital expenditures, net	(30,426)	(28,548)	(6.6)%	(28,548)	(29,835)	4.3%
Free cash flow	$55,451	$(93,790)	NM (1)	$(93,790)	$(90,905)	(3.2)%
(1) Number is not meaningful.

	December 31, 2015	December 31, 2014	Movement
Cash and cash equivalents	$61,679	$34,298	79.8%
Our free cash flow in 2015 was US$ 55.5 million, compared to negative free cash flow of US$ 93.8 million in 2014. The improvement in free cash flow during 2015 reflected both the improvement in OIBDA and lower cash interest payments. Additionally, the level of payments for programming was more normalized in 2015 than in prior years, which also contributed to the improvement in free cash flow. We ended the year with cash of US$ 61.7 million compared to US$ 34.3 million of cash at December 31, 2014.
Financing Transactions
We reduced the Company's cost of borrowing and made improvements to the capital structure and maturity profile of our debt through the financing transactions entered into in 2015 and early 2016.

•	In June 2015 we repaid the principal amount outstanding under the 2021 Revolving Credit Facility, and the facility remained undrawn thereafter.

•
On September 30, 2015, we entered into the 2019 Euro Term Loan, as contemplated by the 2015 Refinancing Commitment Letter, and drew EUR 235.3 million (approximately US$ 273.0 million) on November 13, 2015 to repay the 2015 Convertible Notes and discharged their indenture.

•
On February 19, 2016, we entered into an agreement in respect of a EUR 468.8 million (approximately US$ 510.4 million) 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem the 2017 PIK Notes, which we expect will be completed on or about April 8, 2016.

•	Also on February 19, 2016, we agreed to extend the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018, with effect from the drawing of the 2021 Euro Term Loan.

•
Lastly, in February 2016 we agreed to amend the 2021 Revolving Credit Facility to provide the Company with US$ 50.0 million of liquidity from January 1, 2018 to February 19, 2021, with effect from the drawing of the 2021 Euro Term Loan.

Following these transactions, our cost of borrowing will decrease and our nearest debt maturity will be close to the end of 2018. The all-in rate applicable to the 2021 Euro Term Loan will range from 10.5% to 7.0% depending on our leverage ratio (as defined in the Reimbursement Agreement). Based on our leverage profile at the end of 2015, we expect the initial all-in rate will be 10.5%, an immediate improvement of 450 basis points in the cost of approximately half of the outstanding principal amount of our debt. The rate will also decrease gradually with reductions in our leverage ratio, falling as low as 7.0% when our net leverage decreases to five times. The rate applicable to any balances outstanding under the 2021 Revolving Credit Facility will also decrease gradually from 10.0% in a similar manner. So as our leverage decreases, our cost of borrowing under these instruments automatically decreases too. Once the transactions are completed, we expect to record a loss on extinguishment of debt amounting to approximately US$ 149.9 million in the second quarter of 2016.

Index

Market Information
After adjusting for inflation, we estimate that overall real GDP in the countries in which we operate grew 3% in 2015. Following Croatia's exit from recession during the year, 2015 marks the first year of positive GDP growth in all six of our operating countries since 2008. GDP growth exceeded 3% in our three largest markets, including growth of more than 4% in the Czech Republic. Spending on infrastructure from European Union subsidies contributed to the growth in the Czech Republic in 2015, however this support is expected to decrease next year, resulting in forecast growth in GDP of approximately 3% for 2016. Real private consumption is also estimated to have increased 3% overall during 2015 compared to 2014, supported by particularly strong retail sales growth in our largest markets. The Czech Republic had the second lowest unemployment rate in the European Union, which has contributed to the highest level of consumer confidence in that country since 2008.
The following table sets out our estimates of television advertising spending net of discounts by country (in US$ millions) for the years set forth below:

Country	2015	2014	2013
Bulgaria	$87	$90	$93
Croatia	89	85	82
Czech Republic	273	263	248
Romania*	194	179	169
Slovak Republic	124	107	103
Slovenia	60	57	60
Total CME Markets	$827	$781	$755
Growth rate	6%	3%	(5)%
* Romania market excludes Moldova.
Source: CME estimates, quoted using the 2015 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending in our markets increased by 6% in 2015 compared to the previous year. In Bulgaria spending on television advertising was higher in 2014 than 2015 primarily due to the timing of election campaigns, and also reflected some reduction in budgets from certain advertisers in 2015. Excluding spending on election campaigns, the market in Bulgaria decreased less than 1% year-on-year. The market growth in Croatia was due to an increase in average market prices as improving macro-economic conditions encouraged advertisers to increase their investments. The television advertising market in the Czech Republic increased an estimated 4% due to an increase in GRPs sold, which more than offset lower average prices resulting from heavy competition for advertising budgets. Growth in private consumption supported demand for advertising on television in Romania and the Slovak Republic and led to market growth of 8% and 16%, respectively, resulting from increases in both GRPs sold and average prices. The Slovak Republic also benefited from an increase in spending on informational campaigns by the public sector. The macro-economic backdrop in Slovenia has improved significantly compared to the same period in 2014 and this led to an acceleration of spending on television advertising during the course of 2015.
Segment Performance

	NET REVENUES
	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Bulgaria	$73,090	$87,078	(16.1)%	0.2%	$87,078	$87,448	(0.4)%	0.2%
Croatia	55,912	62,026	(9.9)%	7.8%	62,026	61,864	0.3%	1.5%
Czech Republic	182,636	202,779	(9.9)%	6.3%	202,779	174,939	15.9%	24.5%
Romania	157,578	178,614	(11.8)%	5.4%	178,614	162,305	10.0%	11.1%
Slovak Republic	84,434	90,556	(6.8)%	11.0%	90,556	82,404	9.9%	11.0%
Slovenia	54,233	61,370	(11.6)%	5.5%	61,370	66,656	(7.9)%	(7.2)%
Intersegment revenues	(2,042)	(1,630)	NM (1)	NM (1)	(1,630)	(2,482)	NM (1)	NM (1)
Total Net Revenues	$605,841	$680,793	(11.0)%	5.9%	$680,793	$633,134	7.5%	10.4%
(1) Number is not meaningful.

Index

	OIBDA
	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Bulgaria	$15,479	$9,367	65.3%	96.1%	$9,367	$13,391	(30.1)%	(26.2)%
Croatia	7,880	7,835	0.6%	21.9%	7,835	8,258	(5.1)%	(2.7)%
Czech Republic	71,697	61,964	15.7%	35.1%	61,964	(9,604)	NM (1)	NM (1)
Romania	41,176	37,259	10.5%	31.9%	37,259	2,454	NM (1)	NM (1)
Slovak Republic	10,585	4,586	130.8%	164.5%	4,586	(19,859)	NM (1)	NM (1)
Slovenia	6,057	5,331	13.6%	33.6%	5,331	9,254	(42.4)%	(40.2)%
Eliminations	(229)	(16)	NM (1)	NM (1)	(16)	(46)	NM (1)	NM (1)
Total operating segments	152,645	126,326	20.8%	42.5%	126,326	3,848	NM (1)	NM (1)
Corporate	(29,830)	(30,880)	3.4%	(11.4)%	(30,880)	(52,253)	40.9%	39.1%
Total OIBDA	$122,815	$95,446	28.7%	52.9%	$95,446	$(48,405)	NM (1)	NM (1)

OIBDA margin	20.3%	14.0%	6.3 p.p.	6.2 p.p.	14.0%	(7.6)%	21.7 p.p.	21.5 p.p.
(1) Number is not meaningful.

Bulgaria

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$50,717	$61,464	(17.5)%	(1.6)%	$61,464	$65,569	(6.3)%	(5.7)%
Carriage fees and subscriptions	17,853	19,808	(9.9)%	7.8%	19,808	16,179	22.4%	23.1%
Other	4,520	5,806	(22.1)%	(6.9)%	5,806	5,700	1.9%	3.3%
Net revenues	73,090	87,078	(16.1)%	0.2%	87,078	87,448	(0.4)%	0.2%
Costs charged in arriving at OIBDA	57,611	77,711	(25.9)%	(11.4)%	77,711	74,057	4.9%	4.7%
OIBDA	$15,479	$9,367	65.3%	96.1%	$9,367	$13,391	(30.1)%	(26.2)%

OIBDA margin	21.2%	10.8%	10.4 p.p.	10.4 p.p.	10.8%	15.3%	(4.5) p.p.	(3.8) p.p.
Television advertising spending in Bulgaria declined an estimated 3% in 2015 compared to the prior year. The Bulgaria segment reported net revenues of US$ 73.1 million for 2015 compared to US$ 87.1 million in 2014, a decrease of 16% at actual rates but broadly flat on a constant currency basis. Even though our market share in Bulgaria increased to 58% from 57%, television advertising revenues decreased at constant rates during the year primarily due to spending on election campaigns in 2014, and also reflected some reduction in budgets from certain advertisers in 2015. The lack of spending on election campaigns in 2015 impacted the market more than it did our results, therefore excluding spending on election campaigns, our television advertising revenues increased almost 1% year-on-year due to an increase in GRPs sold, which more than offset lower average prices. The decrease in television advertising revenues during 2015 was offset by an 8% increase in carriage fees and subscription revenues on a constant currency basis primarily due to growth in the number of cable, satellite and IPTV subscribers. Television advertising revenues declined in 2014 compared to 2013 due to heavy competition for market share, which resulted in sustained downward pressure on our average prices. Carriage fees and subscription revenues increased in 2014 due to increases in the number of subscribers reported by the operators and stronger prices.
Costs charged in arriving at OIBDA in 2015 decreased by 26% at actual rates compared to 2014. On a constant currency basis, costs decreased by 11%, primarily due to lower bad debt expense, restructuring charges incurred during 2014 that were not repeated in 2015, and lower transmission costs, as two of our niche channels are now distributed only by cable and satellite. Costs increased 5% in 2014 compared to 2013, primarily due to an increase in restructuring charges and bad debt expense, as well as airing two new and more expensive formats during the fall season to counter increased competition for audience share. This more than offset a decrease in transmission costs following the transition from analogue transmission to digital in 2013 as well as operating fewer channels.
Our Bulgaria segment reported OIBDA of US$ 15.5 million for 2015 compared to US$ 9.4 million in 2014, an increase of US$ 6.1 million. OIBDA decreased by US$ 4.0 million in 2014 compared to 2013.

Index

Croatia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$49,616	$56,260	(11.8)%	5.5%	$56,260	$54,672	2.9%	4.3%
Carriage fees and subscriptions	2,331	1,993	17.0%	39.8%	1,993	1,725	15.5%	16.2%
Other	3,965	3,773	5.1%	25.7%	3,773	5,467	(31.0)%	(30.9)%
Net revenues	55,912	62,026	(9.9)%	7.8%	62,026	61,864	0.3%	1.5%
Costs charged in arriving at OIBDA	48,032	54,191	(11.4)%	5.8%	54,191	53,606	1.1%	2.1%
OIBDA	$7,880	$7,835	0.6%	21.9%	$7,835	$8,258	(5.1)%	(2.7)%

OIBDA margin	14.1%	12.6%	1.5 p.p.	1.6 p.p.	12.6%	13.3%	(0.7) p.p.	(0.6) p.p.
Television advertising spending in Croatia increased an estimated 4% in 2015 compared to the prior year. The Croatia segment reported net revenues of US$ 55.9 million for 2015 compared to US$ 62.0 million in 2014, a decrease of 10% on an actual basis, but an increase of 8% on a constant currency basis. The increase in television advertising revenues at constant rates was driven primarily by an increase in average prices due to advertisers spending more since the country exited recession in the second quarter of 2015. In 2014, the increase in television advertising revenues at constant rates was driven by an increase in GRPs sold as well as an increase in average prices compared to 2013.
Costs charged in arriving at OIBDA in 2015 decreased by 11% compared to 2014. On a constant currency basis, costs increased by 6% due to an increase in content costs resulting from additional entertainment formats in the fall schedule and other targeted investments made to address an increase in competition for audience share. In 2014, costs increased 2% on a constant currency basis, driven by an increase in marketing costs related to the rebranding of a niche channel and an increase in staff-related costs, which more than offset decreases in content and transmission costs.
Our Croatia segment generated OIBDA of US$ 7.9 million for 2015 compared to US$ 7.8 million in 2014, an increase of US$ 0.1 million. OIBDA decreased by US$ 0.5 million in 2014 compared to 2013.

Index

Czech Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$166,158	$184,369	(9.9)%	6.3%	$184,369	$153,640	20.0%	28.9%
Carriage fees and subscriptions	7,176	7,679	(6.6)%	11.1%	7,679	11,243	(31.7)%	(27.4)%
Other	9,302	10,731	(13.3)%	2.9%	10,731	10,056	6.7%	15.2%
Net revenues	182,636	202,779	(9.9)%	6.3%	202,779	174,939	15.9%	24.5%
Costs charged in arriving at OIBDA	110,939	140,815	(21.2)%	(6.6)%	140,815	184,543	(23.7)%	(18.4)%
OIBDA	$71,697	$61,964	15.7%	35.1%	$61,964	$(9,604)	NM (1)	NM (1)

OIBDA margin	39.3%	30.6%	8.7 p.p.	8.4 p.p.	30.6%	(5.5)%	36.1 p.p.	36.5 p.p.
(1) Number is not meaningful.
Television advertising spending in the Czech Republic increased an estimated 4% in 2015 compared to the prior year. Net revenues from our Czech Republic segment amounted to US$ 182.6 million for 2015 compared to US$ 202.8 million in 2014, a decrease of 10% on an actual basis, but an increase of 6% on a constant currency basis. Television advertising revenues increased 6% on a constant currency basis due primarily to an increase in GRPs sold. Our relative pricing also strengthened, and as a result our market share in the Czech Republic increased to 61% in 2015 from 60% in 2014. Carriage fees and subscription revenues increased 11% on a constant currency basis during 2015, as high definition versions of our channels are now included in most cable and satellite platforms. We also launched an additional sports channel, Nova Sport 2, that is only available on cable and satellite platforms. In 2014, television advertising revenues increased 29% on a constant currency basis due to changes made to the sales policy for that year, which significantly increased the demand for advertising on our channels. Carriage fees and subscription revenues decreased during 2014 because we stopped transmitting MTV Czech at the end of 2013 and because Nova Sport 1 was not carried by one cable operator in the Czech Republic during a portion of 2014.
Costs charged in arriving at OIBDA in 2015 decreased by 21% compared to 2014. On a constant currency basis, costs decreased by 7%. Content costs decreased 9% due to more efficient own production, better use of the program library, and broadcasting more cost effective formats. There were also restructuring charges incurred in 2014 that were not repeated in 2015, which also decreased personnel costs in 2015. These savings more than offset some additional investments in local productions. Costs decreased 18% on a constant currency basis in 2014 reflecting significantly lower programming impairment, lower content and transmission costs, including cost savings from our ceasing to broadcast MTV Czech, and lower staff related costs due to restructuring completed in 2013.
Our Czech Republic segment reported OIBDA of US$ 71.7 million for 2015 compared to US$ 62.0 million in 2014, an increase of US$ 9.7 million. OIBDA increased by US$ 71.6 million in 2014 compared to 2013.

Index

Romania

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$113,460	$125,736	(9.8)%	7.7%	$125,736	$119,615	5.1%	6.3%
Carriage fees and subscriptions	40,292	45,851	(12.1)%	5.3%	45,851	24,792	84.9%	87.0%
Other	3,826	7,027	(45.6)%	(34.9)%	7,027	17,898	(60.7)%	(60.8)%
Net revenues	157,578	178,614	(11.8)%	5.4%	178,614	162,305	10.0%	11.1%
Costs charged in arriving at OIBDA	116,402	141,355	(17.7)%	(1.6)%	141,355	159,851	(11.6)%	(10.1)%
OIBDA	$41,176	$37,259	10.5%	31.9%	$37,259	$2,454	NM (1)	NM (1)

OIBDA margin	26.1%	20.9%	5.2 p.p.	5.2 p.p.	20.9%	1.5%	19.4 p.p.	18.8 p.p.
(1) Number is not meaningful.
Television advertising spending in Romania increased an estimated 8% in 2015 compared to the prior year. The Romania segment reported net revenues of US$ 157.6 million for 2015 compared to US$ 178.6 million in 2014, a decrease of 12% on an actual basis, but an increase of 5% on a constant currency basis. Our television advertising revenues increased 8% on a constant currency basis in 2015 due to an increase in GRPs sold, and we maintained our market share. Net revenues during 2015 also benefited from an increase in carriage fees and subscription revenues due to an increase in the number of subscribers and improved prices from certain contracts that only took effect during the first quarter of 2014. The decrease in other revenues in 2015 compared to 2014 was due primarily to the sale of content in 2014 from an entity that has now been disposed of that did not meet the criteria to be classified as discontinued operations. Net revenues increased 11% in 2014 compared to 2013 primarily from an increase in carriage fees and subscription revenues following the successful negotiation of contracts with all major cable and satellite operators in Romania. Television advertising revenues increased in 2014 compared to 2013 due to an increase in GRPs sold. The decrease in other revenues in 2014 compared to 2013 was due primarily to a significant decrease in the amount of commercials produced for third parties.
Costs charged in arriving at OIBDA in 2015 decreased by 18% compared to 2014. On a constant currency basis, costs decreased by 2% due to a decrease in content costs from fewer hours of foreign programming in the schedule and a reduction in the cost of abandoned development projects, which more than offset an increase in the number of hours of local programming in the schedule during 2015 compared to 2014. There were also fewer restructuring charges in 2015. The 10% decrease in costs in 2014 compared to 2013 on a constant currency basis reflected significantly lower programming impairment, which was partially offset by an increase in programming and local production costs in response to increased investment by competitors as well as higher restructuring charges.
The tax audit of Pro TV in Romania was completed in the third quarter of 2015. We released the US$ 12.0 million provision recorded in the fourth quarter of 2014 and the US$ 18.2 million provision recorded in the first quarter of 2015 (see Item 8, Note 22, "Commitments and Contingencies"). Since these charges were not included in OIBDA, our reversal of these charges during the third quarter of 2015 has similarly been excluded from OIBDA.
Our Romania segment generated OIBDA of US$ 41.2 million in 2015 compared to US$ 37.3 million in 2014, an increase of US$ 3.9 million. OIBDA increased by US$ 34.8 million in 2014 compared to 2013.

Index

Slovak Republic

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$79,135	$85,355	(7.3)%	10.3%	$85,355	$78,228	9.1%	10.3%
Carriage fees and subscriptions	1,324	980	35.1%	61.9%	980	1,106	(11.4)%	(11.1)%
Other	3,975	4,221	(5.8)%	13.0%	4,221	3,070	37.5%	36.7%
Net revenues	84,434	90,556	(6.8)%	11.0%	90,556	82,404	9.9%	11.0%
Costs charged in arriving at OIBDA	73,849	85,970	(14.1)%	2.5%	85,970	102,263	(15.9)%	(14.5)%
OIBDA	$10,585	$4,586	130.8%	164.5%	$4,586	$(19,859)	NM (1)	NM (1)

OIBDA margin	12.5%	5.1%	7.4 p.p.	7.2 p.p.	5.1%	(24.1)%	29.2 p.p.	28.3 p.p.
(1) Number is not meaningful.
Television advertising spending in the Slovak Republic increased an estimated 16% in 2015 compared to the prior year. Our Slovak Republic operations reported net revenues of US$ 84.4 million for 2015 compared to US$ 90.6 million in 2014, a decrease of 7% on an actual basis, but an increase of 11% on a constant currency basis. Television advertising revenues grew 10% on a constant currency basis in 2015 due to higher prices and an increase in GRPs sold. The second half of 2015 also included an increase in spending on informational campaigns by the public sector, and we expect some additional spending by the public sector also in 2016. This is contributing to an increase in demand for television advertising, and as a result we expect average prices to increase in the Slovak Republic in 2016. The 11% increase in net revenues in 2014 compared to 2013 on a constant currency basis was due primarily to an increase in the consumption of advertising on our channels as our clients' behavior in the Slovak Republic changed after the improvements made to the sales policy in the Czech Republic in 2014.
Costs charged in arriving at OIBDA in 2015 decreased by 14% compared to 2014. On a constant currency basis, costs increased by 3% in 2015 compared to 2014 due to an increase in the quality and number of hours of own production following recent increased competition for audience share which was only partially offset by savings from lower transmission and marketing costs. The 15% decrease in costs in 2014 compared to 2013 on a constant currency basis reflected significantly lower programming impairment and a decrease in restructuring charges.
Our Slovak Republic segment reported OIBDA of US$ 10.6 million in 2015 compared to US$ 4.6 million in 2014, an increase of US$ 6.0 million. OIBDA increased by US$ 24.5 million in 2014 compared to 2013.

Index

Slovenia

	For the Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Television advertising	$46,412	$52,417	(11.5)%	5.8%	$52,417	$57,054	(8.1)%	(7.5)%
Carriage fees and subscriptions	4,082	4,176	(2.3)%	16.9%	4,176	3,945	5.9%	6.0%
Other	3,739	4,777	(21.7)%	(7.1)%	4,777	5,657	(15.6)%	(14.1)%
Net revenues	54,233	61,370	(11.6)%	5.5%	61,370	66,656	(7.9)%	(7.2)%
Costs charged in arriving at OIBDA	48,176	56,039	(14.0)%	2.8%	56,039	57,402	(2.4)%	(2.1)%
OIBDA	$6,057	$5,331	13.6%	33.6%	$5,331	$9,254	(42.4)%	(40.2)%

OIBDA margin	11.2%	8.7%	2.5 p.p.	2.4 p.p.	8.7%	13.9%	(5.2) p.p.	(4.8) p.p.
Television advertising spending in Slovenia increased an estimated 7% in 2015 compared to the prior year. Our Slovenia segment reported net revenues of US$ 54.2 million for 2015 compared to US$ 61.4 million in 2014, a decrease of 12% on an actual basis, but an increase of 6% on a constant currency basis, primarily due to an increase in television advertising revenues. Following recent growth in private consumption, the demand for television advertising accelerated during 2015. The 7% decrease in net revenues in 2014 compared to 2013 on a constant currency basis reflected a decrease in television advertising revenues because we sold fewer GRPs.
Costs charged in arriving at OIBDA in 2015 decreased by 14% compared to 2014. On a constant currency basis, costs increased by 3% due to investment in more hours of own produced programming during 2015 when compared to 2014, which was partially offset by savings in other costs as a result of restructuring efforts. The 2% decrease in costs in 2014 compared to 2013 on a constant currency basis was due primarily to a decrease in restructuring charges.
Our Slovenia segment generated OIBDA of US$ 6.1 million in 2015 compared to US$ 5.3 million in 2014, an increase of US$ 0.8 million. OIBDA decreased by US$ 4.0 million in 2014 compared to 2013.

Index

Future Trends
Growth in real GDP across the six countries in which we operate is forecast to continue in 2016. Spending on infrastructure from European Union subsidies contributed to the growth in the Czech Republic during 2015, however this support is expected to decrease next year, resulting in growth forecasts of approximately 3% for 2016, in-line with the average for all six countries. The European Central Bank has implemented various policies during 2015 to promote economic growth and since rates of inflation remain below their target of 2%, accommodative policies are expected to remain in place or even be expanded further during 2016. We believe that the growth in real GDP and private consumption that is forecast for 2016 across all six of the countries in which we operate will be supportive of television advertising market growth during the year.
It is difficult to predict what impact macro-economic developments will have on foreign exchange rates in 2016. If the Euro weakens further, this will continue to cause variances from results reported at historical exchange rates in comparable periods to be significantly different from variances at constant exchange rates. Similar to 2015, we have entered into a number of forward transactions to purchase dollars during 2016 in amounts corresponding to estimated dollar payments for foreign programming in order to minimize the volatility in our cash flows from movements in spot rates. The weakening of our currencies will not have a significant impact on our day-to-day operations because revenues and operating expenses are generally denominated in local currencies. Following completion of the transactions entered into in February 2016, the principal amount of our debt outstanding will be denominated in Euros.
Continuing recent trends in the countries in which we operate, the number of subscribers to cable, satellite and IPTV platforms in our markets increased during 2015, leading to growth in our carriage fees and subscription revenues, and we expect that trend to continue in 2016. Carriage fees and subscription revenues are now approximately 12% of consolidated net revenues, and approximately 25% of net revenues in Bulgaria and Romania, where pay television enjoys the highest penetration. Additionally, the launch of Nova Sport 2 in the Czech Republic during 2015 is expected to improve carriage fees and subscription revenues in that segment since the channel is available only on cable, satellite and IPTV platforms. During February 2016 we also launched Nova International and Markiza International, which will allow us to better monetize our content.
The entry of an English language version of Netflix at the beginning of 2016 into all the countries in which we operate has raised the profile of all subscription video on demand ("SVOD") platforms, and we believe this will benefit each market in terms of conditioning consumers to pay for content they watch online. Similar to television-viewing trends in our countries, we expect local content to have better success in attracting SVOD audiences. Therefore, our SVOD product launched in 2011, Voyo, is well positioned to capitalize on any changes in viewing habits since the local productions that have made our television channels market leaders are also available in local language to Voyo subscribers. We will continue to monitor developments in the SVOD market, as well as build-out our offering of advertising video on demand products and other offerings for advertising online, such as the launch of news applications in each country.
Competition for audience share remains significant. During 2015 we made several targeted investments in certain time slots and geographies to combat this competition, offsetting this additional spending with savings from foreign acquired content. We remain committed to the pillars of our programming strategy, which include news, local fiction, and local reality and entertainment, and will invest on a targeted basis to improve our competitive position when we believe it will benefit the reach that we are able to provide to our advertising clients. We have demonstrated an ability to make incremental investments without increasing costs overall. We believe our focus on better monetization of our broadcast assets while maintaining a strict cost discipline should result in revenues growing at a faster pace than costs at constant rates, and lead to continued margin expansion in 2016 and over the next five years.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ending December 31, (US$ 000's)
			Movement				Movement
	2015	2014	% Act	% Lfl	2014	2013	% Act	% Lfl
Revenue:
Television advertising	$505,498	$565,601	(10.6)%	6.2%	$565,601	$528,778	7.0%	9.9%
Carriage fees and subscriptions	73,058	80,487	(9.2)%	8.6%	80,487	58,990	36.4%	38.9%
Other revenue	27,285	34,705	(21.4)%	(6.4)%	34,705	45,366	(23.5)%	(22.0)%
Net Revenues	605,841	680,793	(11.0)%	5.9%	680,793	633,134	7.5%	10.4%
Operating expenses:
Content costs	292,602	358,379	(18.4)%	(2.7)%	358,379	422,115	(15.1)%	(12.6)%
Other operating costs	69,727	85,478	(18.4)%	(2.8)%	85,478	104,519	(18.2)%	(16.7)%
Depreciation of property, plant and equipment	27,943	32,836	(14.9)%	1.2%	32,836	37,175	(11.7)%	(9.2)%
Amortization of broadcast licenses and other intangibles	12,271	12,348	(0.6)%	18.1%	12,348	14,761	(16.3)%	(13.0)%
Cost of revenues	402,543	489,041	(17.7)%	(1.9)%	489,041	578,570	(15.5)%	(13.2)%
Selling, general and administrative expenses	107,001	143,616	(25.5)%	(12.2)%	143,616	136,393	5.3%	8.1%
Restructuring costs	1,714	9,856	(82.6)%	(78.8)%	9,856	18,512	(46.8)%	(43.6)%
Impairment charge	—	—	—	—	—	79,676	(100.0)%	(100.0)%
Operating income / (loss)	$94,583	$38,280	147.1%	198.2%	$38,280	$(180,017)	NM (1)	NM (1)

(1)	Number is not meaningful.
Revenue:
Television advertising revenues: On a constant currency basis, television advertising revenues increased by 6% in 2015 compared to 2014, and television advertising spending in our markets is also estimated to have increased by 6% for the same periods. On a constant currency basis, television advertising revenues increased by 10% in 2014 compared to 2013, while television advertising spending in our markets increased by 3%. See "Segment Performance" above for additional information on trends in television advertising revenues.
Carriage fees and subscriptions: Carriage fees and subscription revenues decreased by US$ 7.4 million, or 9%, during 2015 compared to 2014. On a constant currency basis, carriage fees and subscription revenues increased by 9% in 2015 compared to 2014, primarily due to higher subscriber numbers reported by the carriers, the full year benefit from certain contracts that took effect during the first quarter of 2014 in Romania and the new carriage fee contracts in the Czech and Slovak Republics. Carriage fees and subscription revenues increased by 39% in 2014 compared to 2013 on a constant currency basis, as a result of increased carriage fee pricing in Romania and higher subscriber counts in Bulgaria.
Other revenues: Other revenues, which includes primarily internet advertising, licensing and other services revenues, decreased by US$ 7.4 million, or 21%, during 2015 compared to 2014. On a constant currency basis, other revenues decreased by 6% in 2015 compared to 2014, primarily due to lower license and sublicense revenues, particularly from cinemas, due to fewer titles being licensed in 2015 and the sale of content in 2014 from an entity that has now been disposed of that did not meet the criteria to be classified as discontinued operations. The 22% decrease in 2014 compared to 2013 on a constant currency basis, is primarily due to a significant decrease in the amount of commercials produced for third parties in our Romania segment.
Operating Expenses:
Content costs: Content costs (including production costs and amortization of programming rights) decreased by US$ 65.8 million, or 18%, during 2015 compared to 2014. On a constant currency basis, content costs decreased by 3% due to cost savings realized through better utilization of the program library and negotiation with suppliers, which was partly offset by an increase of programming costs in several of our countries, where heightened competition has required the use of more premium programming to maintain our audience share.
Content costs decreased by US$ 63.7 million, or 15%, during 2014 compared to 2013. On a constant currency basis, the decrease of 13% largely reflects lower programming impairment charges recorded in 2014 compared to 2013. We recorded programming impairment charges of US$ 9.2 million in 2014 compared to US$ 60.4 million in 2013.These decreases were partially offset by increased amortization of programming rights of US$ 7.7 million during the year ended December 31, 2014, due to the change in estimate of the relative value generated by each run of a program.
Other operating costs: Other operating costs decreased by US$ 15.8 million, or 18%, during 2015 compared to 2014. On a constant currency basis, the 3% decrease is primarily due to lower transmission costs in Bulgaria, as two of our channels are no longer broadcast on a terrestrial network, and lower costs reflecting the full year savings of our restructuring efforts.
Other operating costs for 2014 decreased by US$ 19.0 million, or 18%, compared to 2013. The decrease was primarily due to lower transmission costs, including savings from operating fewer channels in 2014 and lower staff costs following our restructuring and cost reduction efforts.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment decreased by US$ 4.9 million, or 15%, in 2015 compared to 2014 and by US$ 4.3 million, or 12%, in 2014 as compared to 2013. On a constant currency basis for the same periods, depreciation increased by 1% and decreased by 9%, respectively. The increase in 2015 is due to higher capital expenditures, which had been significantly decreased in recent years.

Index

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased US$ 0.1 million, or 1%, in 2015 compared to 2014. On a constant currency basis, the increase of 18% is primarily due to amortization expense for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 prior to classifying these assets as held for sale in the third quarter of 2015.
Total amortization of broadcast licenses and other intangibles decreased by US$ 2.4 million, or 16%, in 2014 compared to 2013. On a constant currency basis, the decrease of 13% reflects lower amortization expense due to the impairment of amortized intangible assets at the end of 2013 in Bulgaria and Slovenia.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased by US$ 36.6 million, or 26%, during 2015 compared to 2014. On a constant currency basis, selling, general and administrative expenses decreased by 12% in 2015 compared to 2014, primarily due to a charge in the fourth quarter of 2014 related to tax audits in Romania which was reversed in the third quarter of 2015.
Selling, general and administrative expenses increased by US$ 7.2 million, or 5% in 2014 compared to 2013, primarily due to a charge in the fourth quarter of 2014 related to tax audits in Romania. Excluding this charge, selling, general and administrative expenses decreased as a result of our restructuring and cost reduction efforts.
Selling, general and administrative expenses include a charge of US$ 2.4 million in respect of non-cash stock-based compensation which is not allocated to our operating segments, an increase of US$ 1.1 million compared to 2014 (see Item 8, Note 18, "Stock-based Compensation"). Non-cash stock-based compensation charges were US$ 4.2 million in 2013, reflecting the acceleration of certain employee awards upon termination.
Restructuring costs: Restructuring costs totaled US$ 1.7 million during 2015 as we continued to optimize our cost base across a number of departments in our Romania segment. Our restructuring charges of US$ 9.9 million in 2014 were undertaken to streamline resources and operate with a more efficient cost base, particularly in our segment operations. See Item 8, Note 15, "Restructuring Costs".
Impairment charge: We did not recognize any impairment charges in respect of goodwill, tangible and intangible assets during 2015 or 2014.
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
Operating income / (loss): Operating income for 2015 was US$ 94.6 million compared to an operating income of US$ 38.3 million in 2014. The improvement is largely due to increased television and carriage fee revenues while maintaining effective cost control efforts. The operating results of 2013 include impairment charges in respect of goodwill and other intangible assets which did not repeat in 2014 or 2015. Excluding the release of the reserves related to the Romanian tax audits (see Item 8, Note 22, "Commitments and Contingencies"), operating income in 2015 was US$ 82.6 million.
Operating income for 2014 was US$ 38.3 million compared to an operating loss of US$ 180.0 million in 2013. The improvement in profitability was largely due to increased television and carriage fee revenues while maintaining effective cost control efforts. Excluding the effect of the charge related to the Romanian tax audits (see Item 8, Note 22, "Commitments and Contingencies") operating income in 2014 was US$ 50.3 million.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 15.6% in 2015, compared to 5.6% in 2014 and negative 28.4% in 2013. Excluding the effects of the charge and the release of the reserves related to the Romanian tax audits operating margin in 2015 and 2014 was 13.6% and 7.4%, respectively.
Other income / expense items for the years ending December 31, 2015, 2014 and 2013

	Other Income / (Expense)
	For The Year Ending December 31, (US$ 000's)
	2015	2014	% Act	2014	2013	% Act
Interest expense	$(171,444)	$(142,005)	(20.7)%	$(142,005)	$(111,709)	(27.1)%
Non-operating expense, net:
Interest income	440	294	49.7%	294	496	(40.7)%
Foreign currency exchange (loss) / gain, net	(13,481)	(12,767)	(5.6)%	(12,767)	20,187	NM (1)
Loss on extinguishment of debt	—	(39,203)	100.0%	(39,203)	(23,115)	(69.6)%
Change in fair value of derivatives	4,848	2,311	109.8%	2,311	104	NM (1)
Other (expense) / income	(17,746)	267	NM (1)	267	(373)	NM (1)
Credit for income taxes	515	1,358	(62.1)%	1,358	17,993	(92.5)%
Loss from discontinued operations, net of tax	(13,287)	(80,431)	83.5%	(80,431)	(5,099)	NM (1)
Net loss attributable to noncontrolling interests	671	4,468	(85.0)%	4,468	3,882	15.1%
Other comprehensive loss:
Currency translation adjustment	(89,714)	(156,236)	42.6%	(156,236)	(58,200)	(168.4)%
Unrealized loss on derivative instruments	(839)	(581)	(44.4)%	(581)	—	NM (1)

(1)	Number is not meaningful.

Index

Interest expense: Interest expense for 2015, 2014 and 2013 was US$ 171.4 million, US$ 142.0 million and US$ 111.7 million, respectively. The increase in interest expense in 2015 was primarily due to the full year interest expense and amortization of debt issuance costs and original issuance discount related to the 2014 refinancing transactions. The increase in 2014 was primarily due to the refinancing of the 2016 Fixed Rate Notes with the 2017 PIK Notes and 2017 Term Loan, both of which bear a higher interest rate per annum. The increase was also due to the amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan (see Item 8, Note 16, "Interest Expense").
Interest income: We recognized interest income of US$ 0.4 million, US$ 0.3 million and US$ 0.5 million for 2015, 2014 and 2013, respectively. Our interest income is generated solely by interest accrued on our cash deposits.
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
In 2015, we recognized a net loss of US$ 13.5 million, comprised of transaction losses of US$ 29.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 31.5 million from the revaluation of our Senior Debt due to the overall strengthening of the dollar against the Euro in 2014, and transaction losses of US$ 15.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2014, we recognized a net loss of US$ 12.8 million, comprised of transaction gains of US$ 1.3 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 4.3 million from the revaluation of the Senior Debt due to the overall strengthening of the dollar against the Euro in 2014, and transaction losses of US$ 18.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Loss on extinguishment of debt: During 2014 and 2013, we recognized net losses on the extinguishment of debt of US$ 39.2 million and US$ 23.1 million, respectively. In 2014, we recognized losses on the redemption of the remaining outstanding portion of our 2016 Fixed Rate Notes and the redemption of the 2017 Fixed Rate Notes. In 2013, we recognized a loss on the repurchase of a portion of our 2016 Fixed Rate Notes.
Change in fair value of derivatives: During 2015, we recognized a net gain of US$ 4.8 million primarily as a result of a gain on a foreign currency forward contract entered into in connection with the refinancing of the 2015 Convertible Notes at maturity, which was partly offset by losses on certain other foreign currency forward contracts relating to certain dollar-denominated programming payments made in 2015. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".
During 2014, we recognized a net gain of US$ 2.3 million as a result of a gain on a foreign currency forward contract entered into in connection with the refinancing of the 2016 Fixed Rate Notes. During 2013, we recognized a net gain of US$ 0.1 million on the change in fair value of an interest rate swap.
Other (expense) / income: We recognized other expense of US$ 17.7 million during 2015 compared to other income of US$ 0.3 million in 2014 and other expense of US$ 0.4 million in 2013. Other expense in 2015 was primarily due to the loss on sale of the parent company of our former Romanian studio operation, which did not meet the definition of a discontinued operation, and on the loss on sale of an excess facility in Bulgaria.
Credit for income taxes: The credit for income taxes during 2015 of US$ 0.5 million reflects the release of a valuation allowance in Romania offset by deferred tax charges on profits in the Czech Republic and Croatia.
The credit for income taxes during 2014 of US$ 1.4 million reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment, which was substantially lower in 2014 compared to 2013.
The credit for income taxes during 2013 of US$ 18.0 million reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment.
Our operating subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in Slovakia (see Item 8, Note 19, "Income Taxes").
Net loss attributable to noncontrolling interests: We recognized net losses attributable to noncontrolling interests of US$ 0.7 million, US$ 4.5 million and US$ 3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related primarily to the noncontrolling interest share of losses in our Bulgaria operations.
Currency translation adjustment: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet.
In 2015, 2014 and 2013, we recognized other comprehensive losses of US$ 89.7 million, US$ 156.2 million and US$ 58.2 million, respectively, on the revaluation of our net investments in subsidiaries. Also, certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the years ended December 31, 2015, 2014 and 2013, we recorded foreign exchange losses of US$ 89.0 million, US$ 164.4 million and US$ 16.4 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity, as the settlement of these loans is not planned or anticipated in the foreseeable future.

Index

The following table illustrates the amount by which the spot exchange rate of the dollar to the functional currencies of our operations moved between January 1 and December 31 in 2015, 2014 and 2013, respectively:

	For The Year Ending December 31,
	2015	2014	2013
Bulgarian Lev	11%	13%	(4)%
Croatian Kuna	11%	14%	(3)%
Czech Koruna	9%	15%	4%
Euro	12%	14%	(4)%
New Romanian Lei	13%	13%	(3)%
The dollar was stronger overall against each of the functional currencies of our operations between January 1 and December 31, 2015.
The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations for the years ending December 31, 2015, 2014 and 2013.

	For The Year Ending December 31,
	2015	2014	2013
Bulgarian Lev	20%	0%	(3)%
Croatian Kuna	19%	1%	(2)%
Czech Koruna	18%	6%	0%
Euro	20%	0%	(3)%
New Romanian Lei	20%	1%	(3)%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2015, 2014 and 2013.
Percent Change During the Year Ended December 31, 2015

Index

Percent Change During the Year Ended December 31, 2014
Percent Change During the Year Ended December 31, 2013
Unrealized loss on derivative instruments: The unrealized loss on derivatives of US$ 0.8 million and US$ 0.6 million for the years ended December 31, 2015 and 2014, respectively, is due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss.

Index

Consolidated balance sheet as at December 31, 2015 and December 31, 2014

	Summarized Consolidated Balance Sheet (US$ 000’s)
	December 31, 2015	December 31, 2014	Movement
Current assets	$358,284	$374,869	(4.4)%
Non-current assets	1,095,917	1,244,491	(11.9)%
Current liabilities	146,308	450,527	(67.5)%
Non-current liabilities	988,054	667,725	48.0%
Temporary equity	241,198	223,926	7.7%
CME Ltd. shareholders’ equity	77,260	279,794	(72.4)%
Noncontrolling interests in consolidated subsidiaries	1,381	(2,612)	NM (1)

(1)	Number is not meaningful.
During 2015, our functional currencies weakened significantly against the U.S. dollar. Our consolidated balance sheet at December 31, 2015, is impacted as a result. The analysis below is intended to highlight the key business factors that led to the movements from December 31, 2014, and therefore excludes the impact of foreign currency translation.
Current assets: Current assets at December 31, 2015 decreased by US$ 16.6 million compared to December 31, 2014. Excluding the negative impact of foreign currency translation, current assets increased due to higher cash and accounts receivables balances as a result of improved revenue and OIBDA performance, which is partly offset by a decrease in assets held for sale as we completed the divestitures of our non-core businesses in 2015.
Non-current assets: Non-current assets at December 31, 2015 decreased by US$ 148.6 million compared to December 31, 2014, primarily due to the impact of the stronger U.S. dollar on our foreign currency denominated goodwill and intangible assets as well as lower acquired program rights reflecting amortization of existing contracts and a lower volume of new long-term contracts for acquired content. The decrease also reflects amortization expense related to debt issuance costs and our finite-lived intangible assets.
Current liabilities: Current liabilities at December 31, 2015 decreased by US$ 304.2 million compared to December 31, 2014, primarily as a result of the refinancing of the 2015 Convertible Notes at maturity in 2015. The decrease also reflects lower programming liabilities as a result of payments made to programming content providers, the reversal in 2015 of the charge accrued in the fourth quarter of 2014 related to the Romanian tax audits, and a decrease in liabilities held for sale as we completed the divestitures of our non-core businesses in 2015.
Non-current liabilities: Non-current liabilities at December 31, 2015 increased by US$ 320.3 million compared to December 31, 2014, reflecting the refinancing of the 2015 Convertible Notes with the 2019 Euro Term Loan, which matures in 2019. The increase also reflects our election to pay in kind the interest on the 2017 PIK Notes, the 2017 Term Loan and the Guarantee Fees. The increase was partly offset by the repayment of the outstanding balance of the 2021 Revolving Credit Facility in 2015 (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2015 and 2014 was US$ 241.2 million and US$ 223.9 million, respectively, and represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 202.5 million in 2015, primarily due to the net loss attributable to CME Ltd. of US$ 114.9 million, an increase in accumulated other comprehensive loss of US$ 91.1 million due to currency translation adjustments and by US$ 17.3 million of accretion of the preferred dividend paid in kind on our Series B Preferred Shares. These decreases were partly offset by the reclassification of the cumulative translation adjustment into net income of US$ 19.1 million and stock-based compensation charges of US$ 2.4 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at December 31, 2015 and 2014 was positive US$1.4 million and negative US$ 2.6 million, respectively. The change primarily reflects the reclassification of the accumulated losses attributable to noncontrolling interest that was reclassified into net income upon sale of the entity. As at December 31, 2015, our noncontrolling interest is solely comprised of the noncontrolling interest in our Bulgarian operations.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 27.4 million during 2015. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ending December 31, (US$ 000's)
	2015	2014	2013
Net cash generated from / (used in) continuing operating activities	$85,877	$(65,242)	$(61,070)
Net cash used in continuing investing activities	(30,426)	(28,548)	(29,835)
Net cash (used in) / provided by continuing financing activities	(28,906)	38,995	59,244
Net cash provided by / (used in) discontinued operations	3,503	(2,578)	(2,176)
Impact of exchange rate fluctuations on cash	(2,667)	(10,651)	(384)
Net increase / (decrease) in cash and cash equivalents	$27,381	$(68,024)	$(34,221)
Operating Activities
Cash generated from continuing operations during 2015 was US$ 85.9 million compared to cash used in continuing operations of US$ 65.2 million in 2014. The improvement over the prior year was due to better OIBDA performance and lower cash paid for interest as we elected to make certain interest payments in kind. Additionally, the level of payments for programming was more normalized in 2015 than in prior years, which also contributed to the improvement in free cash flow.
Cash used in continuing operations during 2014 was US$ 65.2 million compared to US$ 61.1 million in 2013. While we generated more cash from higher revenues and paid less cash for interest due to our obligation or election to pay certain interest in kind, this was more than offset by higher payments made to suppliers of foreign programming in order to improve our payables position.
We paid cash interest of US$ 18.5 million, US$ 76.2 million and US$ 108.3 million on our Senior Debt and credit facilities in 2015, 2014 and 2013, respectively.
Investing Activities
Net cash used in continuing investing activities in 2015, 2014 and 2013 was US$ 30.4 million, US$ 28.5 million and US$ 29.8 million, respectively. Our continuing investing cash flows consist primarily of capital expenditures for property, plant and equipment.
Financing Activities
Net cash used in continuing financing activities during 2015 was US$ 28.9 million compared to cash provided by continuing financing activities of US$ 39.0 million during 2014. The amount of net cash used in continuing financing activities in the current year primarily reflected the repayment of the amounts outstanding under the 2021 Revolving Credit Facility and the refinancing of the 2015 Convertible Notes with the 2019 Euro Term Loan. We also received net proceeds of US$ 8.0 million from a foreign currency forward contract we entered into in connection with the refinancing of the 2015 Convertible Notes.
Cash provided by continuing financing activities during 2014 was US$ 39.0 million. The amount primarily reflected the proceeds of the rights offering conducted in 2014 and related financing transactions and a drawdown on the 2021 Revolving Credit Facility, partially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes.
Cash provided by continuing financing activities during 2013 of US$ 59.2 million reflected the proceeds from the public and private equity offerings offset by the repurchase of a portion of our 2016 Fixed Rate Notes, as well as the decrease in restricted cash deposited with the trustee of our 3.5% senior convertible notes due 2013 (the "2013 Convertible Notes") which were settled at maturity in March 2013.
Discontinued Operations
Net cash provided by discontinued operations during the year ended December 31, 2015 was US$ 3.5 million compared to cash used in discontinued operations of US$ 2.6 million in 2014 and US$ 2.2 million in 2013, which primarily represents the net operating cash flows used in our discontinued operations which was more than offset in 2015 by the proceeds received from the sale of our non-core assets (see Item 8, Note 3, "Discontinued Operations and Assets Held for Sale").
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"). As at December 31, 2015, the undrawn aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2015 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,069,954	$—	$813,744	$256,210	$—
Long-term debt – interest	370,021	10,054	274,763	85,204	—
Unconditional purchase obligations	145,315	74,646	58,005	10,139	2,525
Operating leases	9,536	3,473	3,838	1,076	1,149
Capital lease obligations	3,784	1,228	1,971	585	—
Other long-term obligations	39,465	18,322	9,891	10,686	566
Total contractual obligations	$1,638,075	$107,723	$1,162,212	$363,900	$4,240
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2015. For the purposes of the above table, it is assumed that interest on the 2017 PIK Notes and the 2017 Term Loan will be paid in kind at each interest payment date up to maturity on December 1, 2017 and that the Guarantee Fees will be paid in kind at each interest payment date through November 1, 2018 and November 1, 2019, the the maturity dates of the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively.
As discussed in Item 8, Note 26, "Subsequent Events", on February 19, 2016, we entered into an agreement for the EUR 468.8 million (approximately US$ 510.4 million) 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem and discharge the 2017 PIK Notes, which we expect will be completed on or about April 8, 2016.
Also on February 19, 2016, we agreed to extend the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018, reduce the interest cost of amounts drawn on the 2021 Revolving Credit Facility as our leverage ratio improves, and extend the maturity date of the 2021 Revolving Credit Facility at the current borrowing capacity until January 1, 2018 and with a borrowing capacity US$ 50.0 million from January 1, 2018 to the maturity date on February 19, 2021, with effect from the drawing of the 2021 Euro Term Loan.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2015, we had commitments in respect of future programming of US$ 144.9 million. This includes contracts signed with license periods starting after December 31, 2015.
Operating Leases
For more information on our operating lease commitments see Item 8, Note 22, "Commitments and Contingencies".
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
III(d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012, 2013 and 2014. While cash flows from operating activities were positive in 2015, our election to pay certain interest and guarantee fees in kind has increased our leverage. In response, we have sought other capital resources to fund our operations, our debt service and other obligations.
The financing transactions undertaken in 2014 and 2015 have significantly reduced the amount of cash interest to be paid by refinancing cash pay indebtedness with non-cash pay indebtedness. We continue to take actions to address our maturity profile and cost of borrowing. On February 19, 2016, we entered into an agreement for the EUR 468.8 million (approximately US$ 510.4 million) 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem and discharge the 2017 PIK Notes, which we expect will be completed on or about April 8, 2016.

Index

Also on February 19, 2016, we agreed to extend the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018, reduce the interest cost of amounts drawn on the 2021 Revolving Credit Facility as our leverage ratio improves, and extend the maturity date of the 2021 Revolving Credit Facility at the current borrowing capacity until January 1, 2018 and with a borrowing capacity US$ 50.0 million from January 1, 2018 to the maturity date on February 19, 2021. Following these transactions, our nearest debt maturity is November 1, 2018 and our cost of borrowing will decrease as a result of refinancing the 2017 Term Loan and the 2017 PIK Notes with effect from the drawing of the 2021 Euro Term Loan. The transactions contemplated above are subject to customary closing conditions (including the drawdown of the 2021 Euro Term Loan, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs. While we were free cash flow positive in 2015, this is largely due to cash interest savings as a result of the financing transactions noted above. Following the refinancing of the 2015 Convertible Notes in November 2015 and the completion of the transactions entered into on February 19, 2016, we believe we will have adequate cash resources to continue operating as a going concern, with our nearest debt maturity being November 1, 2018.
Credit ratings and future debt issuances
Our corporate credit is rated Caa1 by Moody's Investors Service and B by Standard & Poor's, both with stable outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt (other than refinancing indebtedness) under the agreement for the 2021 Revolving Credit Facility and the Reimbursement Agreement.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swap
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our 2018 Euro Term Loan and our 2019 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
In connection with the financing transactions entered into on February 19, 2016, we intend to enter into a number of interest rate swap agreements to mitigate our exposure to interest rate fluctuations until the maturity date of the 2021 Euro Term Loan similar to the instruments discussed above.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at December 31, 2015, we had outstanding two forward foreign exchange contracts with aggregate notional amounts of approximately US$ 49.5 million. In addition, on February 11, 2016 we entered into a forward foreign exchange contract with an aggregate notional amount of approximately US$ 54.4 million.
On February 17, 2016, we entered into a forward foreign exchange contract to limit our exposure to the USD to EUR exchange rates as we intend to repay the dollar-denominated 2017 PIK Notes and 2017 Term Loan with a drawing under the Euro-denominated 2021 Euro Term Loan.
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

Index

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
Produced Program Rights
We also produce and license a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be exploited by transmission on our broadcast stations. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, net of accumulated amortization, or net realizable value.
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

Index

Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity (see Item 8, Note 4, "Goodwill and Intangible Assets" for discussion on the assumptions utilized in our 2015 annual impairment review).
Upon conclusion of our 2015 annual review, we determined that the fair values of our goodwill and intangible assets were substantially in excess of their respective carrying values. The table below shows the percentage movement in the costs of capital that we applied to each reporting unit with goodwill between the 2015 annual impairment review and the annual impairment review performed in 2014 along with the adverse movement, in percentage terms, required to make the fair value of the reporting unit equal their carrying amounts (with all other assumptions constant):

	Percentage change in cost of capital
Reporting Unit	Between 2014 and 2015 review	Increase necessary to break even
Bulgaria	0.6%	35.8%
Croatia	1.4%	68.8%
Czech Republic	0.2%	7.5%
Romania	(0.2)%	52.1%
Slovak Republic	(0.1)%	110.6%
Slovenia	(0.6)%	N/A [1]

(1)	The goodwill in the Slovenia reporting unit was fully impaired in 2013.
For those reporting units with goodwill as at December 31, 2015, the following compound cash flow growth rates are necessary to avoid failing Step 1 of the goodwill impairment test. For comparison, we have also included the compound average cash flow growth rates currently implied by our estimates of future cash flows:

Reporting Unit	Break-even growth rate (%)[1]	Growth rate currently implied (%)[1]
Bulgaria	1.2%	15.0%
Croatia	47.6%	92.5%
Czech Republic	10.4%	13.8%
Romania	0.7%	17.4%
Slovak Republic	44.0%	66.5%
Slovenia	N/A [2]	N/A [2]

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

10% Adverse Change in:	Indefinite-lived trademarks	Goodwill
Cost of Capital	None	Czech Republic (7.5%)
Television Advertising Market	None	Croatia (8.0%), Czech Republic (3.5%)
Market Share	None	Croatia (8.0%), Czech Republic (3.5%)
Forecast OIBDA	Not applicable	None
Forecast Capital Expenditure	Not applicable	None
Perpetuity Growth Rate	None	None
The fair value of each reporting unit as of December 31, 2015 was substantially in excess of its carrying amount. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".
We consider all current information in respect of performing our impairment reviews and calculating our impairment charges. If our cash flow forecasts for our operations deteriorate, or if uncertainty surrounding the Eurozone and its periphery returns causing costs of capital to increase, we may be required to recognize impairment charges in later periods.

Index

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
Foreign exchange
Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and, following the financing transactions discussed in Item 8, Note 26, "Subsequent Events", interest on all of our Senior Debt. CME Ltd. has a functional currency of the dollar. Our other operations have functional currencies other than the dollar.
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
Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the year ended December 31, 2015, 2014 and 2013, we recorded foreign exchange losses of US$ 89.0 million, US$ 164.4 million and US$ 16.4 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity.
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
Determination of the functional currency of an entity requires considerable management judgment. This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured. If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some of our operations, potentially changing the amounts we report as transaction gains and losses in the consolidated statements of operations and comprehensive income as well as the translational gains and losses charged or credited to accumulated other comprehensive income. In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors. Once the financing transactions discussed in Item 8, Note 26, "Subsequent Events" are completed, we plan to assess whether a change in the economic facts and circumstances indicate that the functional currency of CME Ltd. has changed.

Index

Contingencies
We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 22, "Commitments and Contingencies" for more detailed information on our litigation and other contingencies.
Recent Accounting Pronouncements
See Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of accounting standards adopted and recently issued accounting standards not yet adopted.
V.    Related Party Matters
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management. As stated in Accounting Standards Codification 850, Related Party Disclosures, transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We have entered into related party transactions in all of our markets. For a detailed discussion of all such transactions, see Item 8, Note 23, "Related Party Transactions" and Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
December 31, 2015:

Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	250,800	—	235,335	—
Average interest rate	—	—	1.50%	—	1.50%	—
Fixed rate (US$)	—	—	540,698	—	—	—
Average interest rate	—	—	15.00%	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	250,800	—	235,335	—
Average pay rate	—	—	0.21%	—	0.31%	—
Average receive rate	—	—	—%	—	—%	—

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay guarantee fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively.

2015 Pro Forma (Unaudited):
As discussed in Item 8, Note 26, "Subsequent Events", we entered into a series of related financing transactions on February 19, 2016. The table below sets forth our market risk sensitive instruments, as adjusted to give effect to (i) the funding of the 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem the 2017 PIK Notes and discharge their indenture, which we expect will be completed on or about April 8, 2016 and (ii) the extension of the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018, with effect from the drawing of the 2021 Euro Term Loan. These transactions are subject to customary closing conditions (including the drawdown of the 2021 Euro Term Loan, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.

PRO FORMA (Unaudited)
Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	—	250,800	235,335	468,800
Average interest rate (1)	—	—	—	1.50%	1.50%	(2)

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	—	250,800	235,335	468,800
Average pay rate	—	—	—	0.21%	0.31%	(3)
Average receive rate	—	—	—	—%	—%	(3)

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay guarantee fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively.

(2)
The interest rate on the 2021 Euro Term Loan will be set at prevailing three-month EURIBOR as of the date of the drawdown, plus a margin of between 1.07% and 1.90%. The rate on the 2021 Euro Term Loan, if available to be drawn at December 31, 2015, would have been 1.50%. As consideration for Time Warner's guarantee of the 2021 Euro Term Loan, we will pay a guarantee fee to Time Warner on the amount outstanding on the 2021 Euro Term Loan calculated on a per annum basis equal to 10.5% (based on our net leverage ratio at December 31, 2015) minus the actual rate of interest paid by CME to the lenders under the 2021 Euro Term Loan.

(3)
Prior to drawing the 2021 Euro Term Loan, we will enter into interest rate swaps to reduce our exposure to interest rate movements until the maturity of the 2021 Euro Term Loan on February 19, 2021. The rates on the interest rate swaps will be based on prevailing three-month EURIBOR.

Index

December 31, 2014:

Expected Maturity Dates	2015	2016	2017	2018	2019	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	—	250,800	—	—	—
Average interest rate	—	—	1.58%	—	—	—
Variable rate (US$)	—	—	25,000	—	—	—
Average interest rate	—	—	10.00%	—	—	—
Fixed rate (US$)	261,034	—	467,885	—	—	—
Average interest rate	5.00%	—	15.00%	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	—	250,800	—	—	—
Average pay rate	—	—	0.21%	—	—	—
Average receive rate	—	—	0.08%	—	—	—

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay guarantee fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively.

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies, including our 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (once drawn) which are denominated in Euro. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, including the transaction noted below, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
We have not attempted to hedge the foreign currency exchange risk on the 2018 Euro Term Loan and the 2019 Euro Term Loan and therefore may continue to experience significant gains and losses on the translation of these instruments into dollars due to movements in exchange rates between the Euro and the dollar.
On December 3, 2015, we entered into two forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2016. At December 31, 2015, forward foreign exchange contracts with aggregate notional amount of approximately US$ 49.5 million were outstanding.
Interest Rate Risk Management
The 2018 Euro Term Loan and the 2019 Euro Term Loan bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 8, Note 14, "Financial Instruments and Fair Value Measurements").

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE LLP
London, United Kingdom
February 22, 2016

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$61,679	$34,298
Accounts receivable, net (Note 7)	167,427	175,866
Program rights, net (Note 6)	85,972	99,358
Other current assets (Note 8)	43,206	35,481
Assets held for sale	—	29,866
Total current assets	358,284	374,869
Non-current assets
Property, plant and equipment, net (Note 9)	108,522	114,335
Program rights, net (Note 6)	169,073	207,264
Goodwill (Note 4)	622,243	681,398
Broadcast licenses and other intangible assets, net (Note 4)	151,162	183,378
Other non-current assets (Note 8)	44,917	58,116
Total non-current assets	1,095,917	1,244,491
Total assets	$1,454,201	$1,619,360

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$134,705	$179,224
Current portion of long-term debt and other financing arrangements (Note 5)	1,155	252,859
Other current liabilities (Note 11)	10,448	7,812
Liabilities held for sale	—	10,632
Total current liabilities	146,308	450,527
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	922,305	621,240
Other non-current liabilities (Note 11)	65,749	46,485
Total non-current liabilities	988,054	667,725
Commitments and contingencies (Note 22)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of US$ 0.08 each (December 31, 2014 - 200,000) (Note 12)	241,198	223,926
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of US$ 0.08 each (December 31, 2014 – one)	—	—
135,804,221 shares of Class A Common Stock of US$ 0.08 each (December 31, 2014 – 135,335,258)	10,864	10,827
Nil shares of Class B Common Stock of US$ 0.08 each (December 31, 2014 – nil)	—	—
Additional paid-in capital	1,914,050	1,928,920
Accumulated deficit	(1,605,245)	(1,490,344)
Accumulated other comprehensive loss	(242,409)	(169,609)
Total CME Ltd. shareholders’ equity	77,260	279,794
Noncontrolling interests	1,381	(2,612)
Total equity	78,641	277,182
Total liabilities and equity	$1,454,201	$1,619,360
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$ 000’s, except share and per share data)

	For The Year Ending December 31,
	2015	2014	2013
Net revenues	$605,841	$680,793	$633,134
Operating expenses:
Content costs	292,602	358,379	422,115
Other operating costs	69,727	85,478	104,519
Depreciation of property, plant and equipment	27,943	32,836	37,175
Amortization of broadcast licenses and other intangibles (Note 4)	12,271	12,348	14,761
Cost of revenues	402,543	489,041	578,570
Selling, general and administrative expenses	107,001	143,616	136,393
Restructuring costs (Note 15)	1,714	9,856	18,512
Impairment charge (Note 4)	—	—	79,676
Operating income / (loss)	94,583	38,280	(180,017)
Interest expense (Note 16)	(171,444)	(142,005)	(111,709)
Loss on extinguishment of debt	—	(39,203)	(23,115)
Non-operating (expense) / income, net (Note 17)	(25,939)	(9,895)	20,414
Loss before tax	(102,800)	(152,823)	(294,427)
Credit for income taxes (Note 19)	515	1,358	17,993
Loss from continuing operations	(102,285)	(151,465)	(276,434)
Loss from discontinued operations, net of tax (Note 3)	(13,287)	(80,431)	(5,099)
Net loss	(115,572)	(231,896)	(281,533)
Net loss attributable to noncontrolling interests	671	4,468	3,882
Net loss attributable to CME Ltd.	$(114,901)	$(227,428)	$(277,651)

Net loss	$(115,572)	$(231,896)	$(281,533)
Other comprehensive loss:
Currency translation adjustment	(89,714)	(156,236)	(58,200)
Unrealized loss on derivative instruments (Note 14)	(839)	(581)	—
Total other comprehensive loss	(90,553)	(156,817)	(58,200)
Comprehensive loss	(206,125)	(388,713)	(339,733)
Comprehensive (income) / loss attributable to noncontrolling interests	(712)	3,505	4,103
Comprehensive loss attributable to CME Ltd.	$(206,837)	$(385,208)	$(335,630)

PER SHARE DATA (Note 20):
Net loss per share:
Continuing operations - Basic	$(0.81)	$(1.11)	$(2.23)
Continuing operations - Diluted	(0.81)	(1.11)	(2.23)
Discontinued operations - Basic	(0.09)	(0.55)	(0.04)
Discontinued operations - Diluted	(0.09)	(0.55)	(0.04)
Net loss attributable to CME Ltd. - Basic	(0.90)	(1.66)	(2.27)
Net loss attributable to CME Ltd. - Diluted	(0.90)	(1.66)	(2.27)

Weighted average common shares used in computing per share amounts (000’s):
Basic	146,866	146,509	125,723
Diluted	146,866	146,509	125,723
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Noncontrolling Interest	Total Equity
BALANCE December 31, 2012	1	$—	77,185,129	$6,174	—	$—	$1,556,250	$(982,513)	$46,150	$5,206	$631,267
Stock-based compensation	—	—	—	—	—	—	6,116	—	—	—	6,116
Share issuance, stock based compensation	—	—	519,382	42	—	—	(42)	—	—	—	—
Share issuances	—	—	57,132,931	4,571	—	—	147,082	—	—	—	151,653
Acquisition of noncontrolling interest	—	—	—	—	—	—	(261)	—	—	261	—
Reclassification of capped call options	—	—	—	—	—	—	2,752	(2,752)	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(7,890)	—	—	—	(7,890)
Other	—	—	—	—	—	—	59	—	—	—	59
Dividends	—	—	—	—	—	—	—	—	—	(471)	(471)
Net loss	—	—	—	—	—	—	—	(277,651)	—	(3,882)	(281,533)
Currency translation adjustment	—	—	—	—	—	—	—	—	(57,979)	(221)	(58,200)
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	1,344	—	—	—	1,344
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock based compensation	—	—	497,816	40	—	—	(40)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(16,036)	—	—	—	(16,036)
Net loss	—	—	—	—	—	—	—	(227,428)	—	(4,468)	(231,896)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(581)	—	(581)
Currency translation adjustment	—	—	—	—	—	—	—	—	(157,199)	963	(156,236)
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	2,439	—	—	—	2,439
Preferred dividend paid in kind	—	—	—	—	—	—	(17,272)	—	—	—	(17,272)
Share issuance, stock-based compensation	—	—	468,963	37	—	—	(37)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(114,901)	—	(671)	(115,572)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(839)	—	(839)
Currency translation adjustment	—	—	—	—	—	—	—	—	(91,097)	1,383	(89,714)
Reclassified to net income upon sale of subsidiaries	—	—	—	—	—	—	—	—	19,136	3,281	22,417
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ending December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,572)	$(231,896)	$(281,533)
Adjustments to reconcile net loss to net cash generated from / (used in) continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	13,287	80,431	5,099
Amortization of program rights	292,602	349,819	415,931
Depreciation and other amortization	96,928	82,619	63,325
Interest paid in kind	81,529	37,884	—
Loss on extinguishment of debt	—	39,203	23,115
Impairment charge (Note 4)	—	—	79,676
Loss / (gain) on disposal of fixed assets	17,617	(112)	(109)
Stock-based compensation (Note 18)	2,439	1,344	6,116
Change in fair value of derivatives (Note 14)	(7,333)	—	(104)
Foreign currency exchange loss / (gain), net	1,491	(5,952)	(18,856)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	(8,077)	(26,539)	4,382
Accounts payable and accrued liabilities	6,161	(10,549)	28,227
Program rights	(303,111)	(388,436)	(357,369)
Other assets and liabilities	(7,384)	721	2,256
Accrued interest	14,101	(9,995)	(8,682)
Income taxes payable	(303)	2,948	(6,419)
Deferred revenue	3,913	(1,012)	(984)
Deferred taxes	(1,671)	(2,206)	(14,512)
VAT and other taxes payable	(740)	16,486	(629)
Net cash generated from / (used in) continuing operating activities	$85,877	$(65,242)	$(61,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(33,517)	$(28,685)	$(30,118)
Disposal of property, plant and equipment	3,091	137	283
Net cash used in continuing investing activities	$(30,426)	$(28,548)	$(29,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	$(261,034)	$(712,919)	$(310,322)
Debt transactions costs	(1,541)	(14,206)	(785)
Issuance of debt	253,051	550,421	—
Change in restricted cash	—	—	20,605
Proceeds from credit facilities	—	25,000	40
Payment of credit facilities and capital leases	(27,365)	(1,080)	(1,648)
Issuance of common stock	—	191,825	157,116
Settlement of forward currency swaps	7,983	—	—
Issuance of preferred stock	—	—	200,000
Equity issuance costs	—	—	(5,410)
Other	—	(46)	(352)
Net cash (used in) / provided by continuing financing activities	$(28,906)	$38,995	$59,244

Net cash used in discontinued operations - operating activities	(3,019)	(1,408)	(1,952)
Net cash provided by / (used in) discontinued operations - investing activities	6,598	(228)	(301)
Net cash (used in) / provided by discontinued operations - financing activities	(76)	(942)	77

Impact of exchange rate fluctuations on cash	(2,667)	(10,651)	(384)
Net increase / (decrease) in cash and cash equivalents	$27,381	$(68,024)	$(34,221)
CASH AND CASH EQUIVALENTS, beginning of period	34,298	102,322	136,543
CASH AND CASH EQUIVALENTS, end of period	$61,679	$34,298	$102,322
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,457	$76,154	$108,344
Cash paid for income taxes, net of refunds	805	(2,234)	6,478

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$17,272	$16,036	$7,890
Interest paid in kind	81,529	37,884	—
Acquisition of property, plant and equipment under capital lease	1,511	1,088	1,225
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 21, "Segment Data" for financial information by segment.
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 36 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY. We own 94% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, a premium sport-related channel launched on September 5, 2015, FANDA, SMICHOV, TELKA and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic launched on February 1, 2016.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), DAJTO, and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic launched on February 1, 2016.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro.
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
Change in Presentation
In the third quarter of 2015, we condensed our presentation of certain non-operating income and expenses in our consolidated statements of operations and comprehensive income. Prior period comparative amounts have been reclassified to conform to the current year presentation. See Note 17, "Other Non-operating Income / Expense" for further detail.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
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
Barter transactions
We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 1.5 million, US$ 1.5 million and US$ 2.2 million for the years ending December 31, 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Cash that is subject to restrictions is classified as restricted cash, if applicable.
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
Produced program rights
Program rights that are produced by us consist of deferred film and television costs including direct costs, production overhead and development costs. The costs are stated at the lower of cost, net of accumulated amortization, or fair value. The amount of capitalized production costs recognized as cost of revenues for a given production as it is exhibited in various markets is determined using the film forecast method. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the product's life cycle (the “ultimate revenues”). Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple revenues. The majority of our production is intended primarily for exploitation by our own broadcasters. In such cases, we consider mainly the free television window in our calculation of the ultimate revenues. For produced and acquired feature films or other projects where we have a supportable expectation of generating multiple revenue streams, we base our estimates of ultimate revenues for each film on factors such as the historical performance of similar films, the star power of the actors and actresses, the rating and genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. These estimates are updated based on information available on the progress of the film's production and upon release, the actual results of each film.
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
We evaluate the carrying amount of goodwill for impairment as at December 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite-lived intangible assets.
Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value, which is calculated by deducting the fair value of all assets and liabilities, including recognized and unrecognized intangible assets, from the fair value of the reporting unit. We have six operating segments, which were also our reportable segments and reporting units as described in Note 21, "Segment Data". The fair value of our reporting units is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management's long-term plan, a terminal value at the end of the forecasted periods assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital.
Indefinite-lived intangible assets at December 31, 2015 consist solely of trademarks, which are not amortized. We evaluate indefinite-lived intangible assets for impairment as at December 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value.
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
Certain of our intercompany loans to our subsidiaries are of a long-term investment nature. We recorded a foreign exchange losses of US$ 89.0 million, US$ 164.4 million and US$ 16.4 million for the years ending December 31, 2015, 2014, and 2013, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.

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
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 14, "Financial Instruments and Fair Value Measurements").
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
Stock-Based Compensation
Stock-based compensation is recognized at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model and recognize the compensation cost over the vesting period of the award. The grant date fair value of restricted stock units ("RSUs") is calculated as the closing price of our Class A common stock on the date of grant. For awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ending December 31, 2015, 2014 and 2013 totaled US$ 3.0 million, US$ 3.7 million and US$ 6.0 million, respectively.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation meets held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses. In 2014, we classified certain of our non-core businesses as discontinued operations and completed the divestitures in 2015 (see Note 3, "Discontinued Operations and Assets Held for Sale").
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2015, we adopted guidance issued by the Financial Accounting Standards Board (the "FASB") in April 2014 (Accounting Standards Update No. 2014-08), which changed the requirements for reporting discontinued operations. Subsequent to January 1, 2015 the disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that will have a major effect on our operations and financial results. In accordance with the adopted guidance, our operations classified as discontinued operations or held for sale prior to January 1, 2015, are accounted for under previous guidance.
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
In November 2014, the FASB issued guidance which is intended to standardize the method used in the accounting for hybrid financial instruments issued in the form of a share. The guidance requires an entity to consider all relevant terms and features in evaluating the nature of the host contract in a hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation. The guidance is effective for the fiscal year beginning January 1, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance which is intended to simplify the balance sheet presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that liability. The guidance is effective for our fiscal year beginning January 1, 2016, with early adoption permitted. When we adopt this guidance, our presentation of debt issuance costs in our consolidated balance sheets will be affected, with no impact to our consolidated statements of operations and comprehensive income or consolidated statements of cash flows.
In November 2015, the FASB issued guidance which is intended to change the presentation requirements for the balance sheet classification of deferred taxes. Upon adoption of the guidance, deferred tax balances are required to be classified as non-current. The guidance is effective for annual financial statements beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The adoption of this guidance will impact how we present and disclose deferred tax assets and liabilities in our consolidated balance sheet but will have no effect on our net deferred income tax liability.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued operations and assets held for sale prior to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the fourth quarter of 2013, we announced our intention to focus on our core television broadcast operations and commenced a process to divest certain non-core businesses. During 2014, we sold Bontonfilm, our theatrical and home video distribution business operating in the Czech Republic and Slovak Republic and a component of our Czech Republic reporting unit; and Pro Video Romania and Pro Video Hungary, our home video distribution businesses operating in those countries, both of which were components of our Romania reporting unit. During 2015, we completed our non-core divestiture plans with the sales of our Romanian studios, cinema, music, radio and remaining distribution businesses. The impact of these events has been retroactively applied to all periods presented.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Loss from discontinued operations, net of taxes, comprised the following for the year ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31,
	2015	2014	2013
Net revenues	$7,285	$50,191	$57,900

Loss from discontinued operations before income taxes and loss on sale	(1,990)	(17,893)	(4,131)
Credit / (provision) for income taxes	91	1,987	(968)
Loss from discontinued operations, net of taxes, before loss on sale	(1,899)	(15,906)	(5,099)
Loss on sale of divested businesses, net of tax (1)	(11,388)	(64,525)	—
Loss from discontinued operations, net of tax	$(13,287)	$(80,431)	$(5,099)

(1)
Amount includes realized gains / losses on completed disposal transactions in 2015 and 2014, and losses related to fair value adjustments required to measure our assets held for sale at fair value less costs to sell for businesses classified as discontinued operations in 2014. For the year ended December 31, 2015, the amount includes losses related to the reclassification of the cumulative translation adjustment into net income of US$ 7.7 million and the reclassification of accumulated losses attributable to noncontrolling interest of US$ 3.7 million. For the year ended December 31, 2014, the amount includes losses related to the reclassification of the cumulative translation adjustment into net income of US$ 3.1 million.

In the fourth quarter of 2014, we committed to a plan to sell a surplus facility and related land in Bulgaria. During the year ended December 31, 2015, we recognized a loss on sale of this facility of US$ 3.3 million within non-operating expense, net in our consolidated statements of operations and comprehensive income.
Discontinued operations and assets held for sale subsequent to the adoption of FASB Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In the third quarter of 2015, we entered into an agreement to sell our Romanian studios along with its parent holding company on an as-is basis and completed the sale on October 16, 2015. For the year ended December 31, 2015, we recognized a loss on sale of US$ 14.6 million within non-operating expense, net in our consolidated statements of operations and comprehensive income as the parent holding company did not qualify as a discontinued operation.
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2015 and December 31, 2014 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2013	$179,609	$11,149	$876,447	$109,028	$60,303	$19,400	$1,255,936
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2013	34,970	695	588,902	98,000	60,303	—	782,870
Foreign currency	(4,115)	(84)	(75,807)	(11,409)	(7,215)	—	(98,630)
Other (1)	—	—	—	(2,842)	—	—	(2,842)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464

(1)	Amount represents the goodwill allocated to businesses held-for-sale based on their fair value relative to the fair value of the reporting unit's continuing operations.

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Foreign currency	(3,129)	(60)	(41,149)	(9,334)	(5,483)	—	(59,155)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Broadcast licenses and other intangible assets:
Changes in the net book value of our broadcast licenses and other intangible assets as at December 31, 2015 and December 31, 2014 is summarized as follows:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$83,188	$—	$83,188	$98,250	$—	$98,250
Amortized:
Broadcast licenses	191,860	(127,613)	64,247	209,279	(131,750)	77,529
Trademarks	614	(614)	—	—	—	—
Customer relationships	53,120	(49,672)	3,448	59,011	(51,858)	7,153
Other	2,138	(1,859)	279	3,877	(3,431)	446
Total	$330,920	$(179,758)	$151,162	$370,417	$(187,039)	$183,378
Our broadcast licenses above represents our license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license, which is 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years.
The estimated amortization expense for our intangible assets with finite lives as of December 31, 2015 is as follows:

2016	$8,227
2017	8,013
2018	7,828
2019	7,375
2020	7,150
Impairment of goodwill, indefinite-lived intangible assets and long-lived assets:
Process of reviewing goodwill, indefinite-lived intangible assets and long-lived assets for impairment
We review both goodwill and indefinite-lived intangible assets for impairment as at December 31 of each year. Goodwill is evaluated at the reporting unit level and each indefinite-lived intangible asset is evaluated individually. Long-lived assets are evaluated at the asset group level when there is an indication that they may be impaired.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Assessing goodwill, indefinite-lived intangible assets and long-lived assets for impairment is a complex iterative process that requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. Our estimate of the cash flows our operations will generate in future periods forms the basis for most of the significant assumptions inherent in our impairment reviews. Our expectations of these cash flows are developed during our long- and short-range business planning processes, which are designed to address the uncertainties inherent in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth. We have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and ultimately the cash flows we generate. With this in mind, we have placed a high importance on developing our expectations for the future development of the macro economic environment in general, the advertising market and our share of it in particular. While this has involved an appreciation of historical trends, we have placed a higher emphasis on forecasting these market trends, which has involved detailed review of macro-economic data, a range of both proprietary and publicly-available estimates for future market development, and a process of on-going consultation with our segment management teams.
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
*As described in Note 14, "Financial Instruments and Fair Value Measurements".
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2015 annual impairment test were broadly in line with those we had used in the 2014 impairment test, with the exception of those applied for our Croatia and Slovenia reporting units. The cost of capital increase in Croatia is due to an increase in the CRP and synthetic risk free rate whereas a decrease in the same factors led to a decrease in the cost of capital in Slovenia.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. In our annual impairment review performed in the fourth quarter of 2015, we increased our medium- and long-term view of the size of the television advertising markets compared to the estimates used in the 2014 annual impairment review based on our estimate of the timing and strength of the market recovery.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. Our estimates for our market share in our 2015 annual impairment review decreased slightly from those in our 2014 impairment review, however, revenues are expected to increase due to the estimated growth in the total advertising market.

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

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the final year in our discrete forecast period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and have declined in most of our operating countries since our 2014 annual impairment test.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Results of goodwill, indefinite-lived intangible assets and long-lived assets impairment testing
The forecasts utilized for our 2015 annual impairment test continued to focus on building our core television broadcasting assets in each country and reflected the increases in revenue, OIBDA and free cash flow achieved in 2014 and 2015.
Upon conclusion of this review, we determined that the fair values of our goodwill and intangible assets were substantially in excess of their respective carrying values. We concluded that the total estimated fair values used for purposes of the test are reasonable by comparing our market capitalization to the results of the discounted cash flows analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities.
In our review during the fourth quarter of 2014, we determined that the fair values of our goodwill and intangible assets were substantially in excess of their respective carrying values.
In 2013, we recorded a charge to impair broadcast licenses, customer relationships, trademarks and goodwill in certain reporting units, as presented below. The fair value of each reporting unit where goodwill was not impaired as of December 31, 2013 was substantially in excess of its carrying amount.
We recognized impairment charges in the following reporting units in respect of goodwill, tangible and intangible assets during the year ended December 31, 2013:

	For the Year ended December 31, 2013
	Trademarks	Customer relationships	Broadcast licenses	Goodwill	Total
Bulgaria	$12,259	$23,608	$—	$16,813	$52,680
Slovenia	—	—	7,596	19,400	26,996
Total	$12,259	$23,608	$7,596	$36,213	$79,676
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2015	December 31, 2014
Senior Debt	$919,812	$867,367
Other credit facilities and capital leases	3,648	6,732
Total long-term debt and other financing arrangements	923,460	874,099
Less: current maturities	(1,155)	(252,859)
Total non-current long-term debt and other financing arrangements	$922,305	$621,240
Financing Transactions
On November 13, 2015 we drew on the 2019 Euro Term Loan and applied the proceeds toward the repayment and discharge the 2015 Convertible Notes at maturity on November 15, 2015.
On February 19, 2016, we entered into a series of related financing transaction to improve our maturity profile and reduce our interest costs. See Note 26, "Subsequent Events" for further information.
Overview
Total senior debt and credit facilities comprised the following at December 31, 2015:

	Principal Amount of Liability Component	Unamortized Discount	Net Carrying Amount	Equity Component
2017 PIK Notes (1)	$502,504	$(139,833)	$362,671	$178,626
2017 Term Loan (2) (3)	38,194	(10,309)	27,885	13,199
2018 Euro Term Loan	273,046	—	273,046	—
2019 Euro Term Loan	256,210	—	256,210	—
2021 Revolving Credit Facility (3)	—	—	—	50,596
Total senior debt and credit facilities	$1,069,954	$(150,142)	$919,812

(1)
The principal amount presented represents the original principal amount of US$ 400.0 million plus interest paid in kind by adding such amount to the original principal amount. The equity component represents the fair value ascribed to the Unit Warrants (see Note 13, "Equity"). The fair value of the equity component is accounted for as a discount on the 2017 PIK Notes and is being amortized over the life of the 2017 PIK Notes using the effective interest method.

(2)	The principal amount presented represents the original principal amount of US$ 30.0 million plus interest paid in kind by adding such amount to the original principal amount.

(3)
The equity component of the 2017 Term Loan and 2021 Revolving Credit Facility represents the fair value ascribed to the Initial Warrants (as described in Note 13, "Equity") issued in consideration for these facilities based on their relative borrowing capacities. The fair value is accounted for as a discount on the 2017 Term Loan, which is being amortized over the life of the 2017 Term Loan using the effective interest method; and as debt issuance costs for the 2021 Revolving Credit Facility, which is being amortized on a straight-line basis over the life of the 2021 Revolving Credit Facility.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Senior Debt
Our senior debt comprised the following at December 31, 2015 and December 31, 2014:

	Carrying Amount		Fair Value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
2015 Convertible Notes	$—	$251,669	$—	$260,922
2017 PIK Notes	362,671	265,629	552,338	476,957
2017 Term Loan	27,885	20,573	41,525	35,923
2018 Euro Term Loan	273,046	304,496	273,046	304,496
2019 Euro Term Loan	256,210	—	256,210	—
2021 Revolving Credit Facility	—	25,000	—	25,000
	$919,812	$867,367	$1,123,119	$1,103,298
2017 PIK Notes
As at December 31, 2015, the principal amount of the 15.0% Senior Secured Notes due 2017 (the "2017 PIK Notes") outstanding was US$ 502.5 million. Interest is payable semi-annually in arrears on each June 1 and December 1, which we may pay on a semi-annual basis in cash or in kind by adding such accrued interest to the principal amount of the 2017 PIK Notes. The 2017 PIK Notes, which mature on December 1, 2017, are redeemable at our option, in whole or in part, at a redemption price equal to 100% of the principal amount thereof. We intend to draw on the 2021 Euro Term Loan and apply the proceeds to redeem and discharge the 2017 PIK Notes on or about April 8, 2016 (see Note 26, "Subsequent Events").
The fair value of the 2017 PIK Notes as at December 31, 2015 of US$ 552.3 million was calculated using comparable instruments that trade in active markets and, where available, actual trade history of the 2017 PIK Notes in a market that is not active. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2017 PIK Notes are senior secured obligations of CME, and are jointly and severally guaranteed by Central European Media Enterprises N.V. (“CME NV”) and CME Media Enterprises B.V. ("CME BV") and are secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. Under the terms of the indenture governing the 2017 PIK Notes, CME is largely restricted from raising debt at the corporate level or making certain payments or investments if the ratio of Consolidated EBITDA to Consolidated Interest Expense of CME Ltd. and its Restricted Subsidiaries (as each is defined in the indenture) is less than 2.0 times. The terms of the 2017 PIK Notes also contain limitations on CME’s ability to incur guarantees, grant liens, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, and make certain investments.
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 PIK Notes. The embedded derivatives are not considered clearly and closely related to the 2017 PIK Notes, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at December 31, 2015.
2017 Term Loan
As at December 31, 2015, the principal amount outstanding of the 15% term loan facility due 2017 (the "2017 Term Loan") was US$ 38.2 million. The carrying value of the 2017 Term Loan is comprised of the original outstanding principal amount of US$ 30.0 million less an issuance discount, plus interest for which we paid in kind. Interest is payable semi-annually in arrears on each June 30 and December 31, which we may pay in cash or in kind. We have elected to pay interest in kind since the initial drawdown. The 2017 Term Loan, which matures on December 1, 2017, may be prepaid in whole, but not in part, subject to the concurrent repayment and discharge of the 2017 PIK Notes. We intend to draw on the 2021 Euro Term Loan and apply the proceeds to repay the 2017 Term Loan on or about April 8, 2016 (see Note 26, "Subsequent Events").
The fair value of the 2017 Term Loan as at December 31, 2015 of US$ 41.5 million was determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
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
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2017 Term Loan. The embedded derivatives are not considered clearly and closely related to the 2017 Term Loan, and as such are required to be accounted for separately. The probability-weighted fair value of the embedded derivatives was not material at issuance or at December 31, 2015.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2018 Euro Term Loan
As at December 31, 2015, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 273.0 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. As at December 31, 2015, the interest rate on amounts outstanding under the 2018 Euro Term Loan was 1.50%. With effect from the drawing of the 2021 Euro Term Loan (see Note 26, "Subsequent Events"), the 2018 Euro Term Loan maturity will be extended from November 1, 2017 to November 1, 2018 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the occurrence of certain events, including if our net leverage (as defined in our Reimbursement Agreement) decreases to five times for two consecutive quarters. The fair value of the 2018 Euro Term Loan as at December 31, 2015 approximates its carrying value. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by CME BV and by Time Warner and certain of its subsidiaries. In connection with the Time Warner guarantee, we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Additionally, the loan purchase right allows Time Warner to purchase any amount outstanding under the 2018 Euro Term Loan from the lenders following an event of default under the 2018 Euro Term Loan or the Reimbursement Agreement. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2017 Term Loan and the 2021 Revolving Credit Facility.
The Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. As consideration for the guarantee of the 2018 Euro Term Loan, we are paying a guarantee fee to Time Warner based on the amount outstanding on the 2018 Euro Term Loan. See the section headed 'Guarantee Fees' below.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.
2019 Euro Term Loan
As at December 31, 2015, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 256.2 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each February 13, May 13, August 13 and November 13, in accordance with the terms of 2019 Euro Term Loan Credit Agreement. As at December 31, 2015, the interest rate on amounts outstanding under the 2019 Euro Term Loan was 1.5%. The 2019 Euro Term Loan matures on November 1, 2019 and may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. The fair value of the 2019 Euro Term Loan as at December 31, 2015 approximates its carrying value. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements".
The 2019 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by Time Warner and certain of its subsidiaries. In connection with this guarantee, we amended the Reimbursement Agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. Additionally, the loan purchase right allows Time Warner to purchase any amount outstanding under the 2019 Euro Term Loan from the lenders following an event of default under the 2019 Euro Term Loan or the Reimbursement Agreement. As consideration for the guarantee of the 2019 Euro Term Loan, we are paying a guarantee fee to Time Warner based on the amount outstanding on the 2019 Euro Term Loan. See the section headed 'Guarantee Fees' below.
Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.
2021 Revolving Credit Facility
Following a repayment in the amount of US$ 26.1 million in June 2015, we had no balance outstanding under a US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn as at December 31, 2015.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii)1.0%, plus, in each case, 9.0%, which we may pay in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2021 Revolving Credit Facility. With effect from the drawing of the 2021 Euro Term Loan (see Note 26, "Subsequent Events"), the interest rate on the 2021 Revolving Credit Facility will be determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and can decrease to as low as 7.0% per annum to the extent our net leverage ratio decreases to five times, and the maturity date will be extended to February 19, 2021 with the available amount under the 2021 Revolving Credit Facility decreasing to US$ 50.0 million.
The 2021 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default are substantially the same as under the 2017 Term Loan.
The 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Guarantee Fees
As consideration for Time Warner's guarantees of the 2018 Euro Term Loan and 2019 Euro Term Loan, we are paying guarantee fees (collectively, the "Guarantee Fees") to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME Ltd. under the respective loans (the “Guarantee Fee Rate”). The Guarantee Fees are payable semi-annually in arrears on each May 1 and November 1, which we may pay in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding). We have elected to pay the Guarantee Fees in kind to date. The Guarantee Fees paid in kind are presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bear interest per annum at the Guarantee Fee Rate, payable semi-annually in arrears in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding) on each respective payment date.
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Credit facilities (1) – (3)	$—	$3,100
Capital leases	3,648	3,632
Total credit facilities and capital leases	3,648	6,732
Less: current maturities	(1,155)	(1,190)
Total non-current credit facilities and capital leases	$2,493	$5,542

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2015, we had deposits of US$ 19.6 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2014, we had deposits of US$ 10.5 million in and no drawings on the BMG cash pool.

(2)
As at December 31, 2015 and December 31, 2014, there were no drawings outstanding under a CZK 825.0 million (approximately US$ 33.2 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 825.0 million (approximately US$ 33.2 million) may be factored on a recourse or non-recourse basis. The facility bears interest at one-month PRIBOR plus 2.5% for the period that receivables are factored and outstanding.

(3)
As at December 31, 2015 there were RON 8.9 million (approximately US$ 2.2 million) of receivables factored under a RON 20.0 million (approximately US$ 4.8 million) factoring framework agreement with UniCredit Bank S.A. entered into in the fourth quarter of 2015. Under this facility, receivables from certain customers may be factored on a non-recourse basis. The facility bears interest at 2.3% for the period that receivables are factored and outstanding.

Total Group
At December 31, 2015, the maturity of our senior debt and credit facilities was as follows:

2016	$—
2017 (1)	813,744
2018	—
2019	256,210
2020	—
2021 and thereafter	—
Total senior debt and credit facilities	1,069,954
Less: net discount	(150,142)
Carrying amount of senior debt and credit facilities	$919,812

(1)
On February, 19, 2016, we entered into an agreement for the EUR 468.8 million (approximately US$ 510.4 million) 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem and discharge the 2017 PIK Notes, which we expect will be completed on or about April 8, 2016. Also on February 19, 2016, we agreed to extend the maturity date of the 2018 Euro Term Loan to November 1, 2018, reduce the interest cost of amounts drawn on the 2021 Revolving Credit Facility as our leverage ratio improves, and extend the maturity date of the 2021 Revolving Credit Facility at the current borrowing capacity until January 1, 2018 and with a borrowing capacity US$ 50.0 million from January 1, 2018 to the maturity date on February 19, 2021, with effect from the drawing of the 2021 Euro Term Loan (see Note 26, "Subsequent Events"). These transactions are subject to customary closing conditions (including the drawdown of the 2021 Euro Term Loan, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2015:

2016	$1,228
2017	1,112
2018	859
2019	512
2020	73
2021 and thereafter	—
Total undiscounted payments	3,784
Less: amount representing interest	(136)
Present value of net minimum lease payments	$3,648
6.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Program rights:
Acquired program rights, net of amortization	$179,632	$217,183
Less: current portion of acquired program rights	(85,972)	(99,358)
Total non-current acquired program rights	93,660	117,825
Produced program rights – Feature Films:
Released, net of amortization	1,298	4,553
Completed and not released	—	558
Produced program rights – Television Programs:
Released, net of amortization	56,125	60,691
Completed and not released	3,500	7,370
In production	13,783	15,786
Development and pre-production	707	481
Total produced program rights	75,413	89,439
Total non-current acquired program rights and produced program rights	$169,073	$207,264
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Unrelated customers	$176,628	$186,404
Less: allowance for bad debts and credit notes	(9,201)	(10,692)
Related parties	—	197
Less: allowance for bad debts and credit notes	—	(43)
Total accounts receivable	$167,427	$175,866
Bad debt expense for the year ended December 31, 2015, 2014 and 2013 was US$ 2.1 million, US$ 4.2 million, and US$ 3.7 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Current:
Prepaid acquired programming	$22,761	$19,162
Other prepaid expenses	6,941	5,627
Deferred tax	10,425	8,127
VAT recoverable	733	835
Income taxes recoverable	249	135
Other	2,097	1,595
Total other current assets	$43,206	$35,481

	December 31, 2015	December 31, 2014
Non-current:
Capitalized debt costs	$40,844	$55,472
Deferred tax	124	456
Other	3,949	2,188
Total other non-current assets	$44,917	$58,116
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Land and buildings	$92,237	$103,248
Machinery, fixtures and equipment	164,503	172,929
Other equipment	32,314	36,516
Software licenses	55,656	56,176
Construction in progress	3,001	3,325
Total cost	347,711	372,194
Less: accumulated depreciation	(239,189)	(257,859)
Total net book value	$108,522	$114,335

Assets held under capital leases (included in the above)
Land and buildings	$3,805	$4,243
Machinery, fixtures and equipment	4,646	3,325
Total cost	8,451	7,568
Less: accumulated depreciation	(3,556)	(2,760)
Total net book value	$4,895	$4,808
Depreciation expense for the years ending December 31, 2015, 2014 and 2013 was US$ 27.9 million, US$ 32.8 million and US$ 37.2 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The movement in the net book value of property, plant and equipment during the years ended December 31, 2015 and 2014 is comprised of:

	For The Year Ending December 31,
	2015	2014
Opening balance	$114,335	$142,907
Additions	34,523	27,860
Disposals	(290)	(25)
Depreciation	(27,943)	(32,836)
Foreign currency movements	(10,810)	(16,572)
Other (1)	(1,293)	(6,999)
Ending balance	$108,522	$114,335

(1)
Other is comprised of property, plant and equipment which were classified as assets held for sale and subsequently sold in the fourth quarter of 2015 (see Note 3, "Discontinued Operations and Assets Held for Sale").

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$54,526	$55,564
Related party accounts payable	53	43
Programming liabilities	24,901	42,828
Related party programming liabilities	14,583	24,980
Duties and other taxes payable	12,856	23,341
Accrued staff costs	20,709	21,168
Accrued interest payable	914	1,958
Related party accrued interest payable	477	173
Income taxes payable	249	460
Accrued legal contingencies and professional fees	1,744	3,004
Authors’ rights	2,516	4,434
Other accrued liabilities	1,177	1,271
Total accounts payable and accrued liabilities	$134,705	$179,224

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Current:
Deferred revenue	$7,546	$4,938
Deferred tax	—	279
Derivative liabilities	650	—
Restructuring provision	458	1,558
Legal provisions	1,520	995
Other	274	42
Total other current liabilities	$10,448	$7,812

	December 31, 2015	December 31, 2014
Non-current:
Deferred tax	$25,990	$27,370
Related party programming liabilities	—	316
Programming liabilities	—	1,699
Related party commitment fee payable (1)	9,240	9,136
Related party guarantee fee payable (2)	22,655	1,163
Accrued interest (3)	977	846
Related party accrued interest (3)	5,304	4,589
Other	1,583	1,366
Total other non-current liabilities	$65,749	$46,485

(1)
Represents the commitment fee payable to Time Warner in respect of its obligation under a commitment letter dated November 14, 2014 (the “2015 Refinancing Commitment Letter”) between Time Warner and CME whereby Time Warner agreed to provide or assist with arranging a loan facility to repay the 2015 Convertible Notes at maturity. The commitment fee is payable by November 1, 2019, the maturity date of the 2019 Euro Term Loan, or earlier if the repayment of the 2019 Euro Term Loan is accelerated. The commitment fee bears interest at 8.5% per annum and such interest is payable in arrears on each May 1 and November 1, beginning May 1, 2016 and may be paid in cash or in kind, at our election.

(2)
Represents the fee payable to Time Warner for Time Warner's guarantees of the 2018 Euro Term Loan and the 2019 Euro Term Loan. The guarantee fee is calculated based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively. The guarantee fee is payable, in cash or in kind on a semi-annual basis in arrears on each May 1 and November 1. We have elected to pay the guarantee fee in kind to date. Amounts of the guarantee fee paid in kind bear interest at the Guarantee Fee Rate, which is payable, in cash or in kind, in arrears on each May 1 and November 1.

(3)
Represents interest on the 2017 PIK Notes and the 2017 Term Loan, which we may pay in kind or in cash on a semi-annual basis in arrears by adding such accrued interest to the principal amount of the underlying instrument.

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2015 and 2014. As at December 31, 2015 and December 31, 2014, the carrying value of the Series B Preferred Shares was US$ 241.2 million and US$ 223.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of December 31, 2015, the 200,000 shares of Series B preferred stock were convertible into approximately 99.5 million shares of Class A common stock.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including June 25, 2013, the date of issuance, to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A Common Stock by a group would not be greater than 49.9% of the outstanding shares of Class A Common Stock, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2015, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the years ended December 31, 2015 and 2014, we recognized accretion on the Series B Preferred Shares of US$ 17.3 million and US$ 16.0 million, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2015 and 2014.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2015 and 2014. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9% of the outstanding shares of Class A common stock. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2015 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2015 and December 31, 2014. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135.8 million and 135.3 million shares of Class A common stock outstanding at December 31, 2015 and 2014, respectively, and no shares of Class B common stock outstanding at December 31, 2015 or 2014.
As at December 31, 2015, TW Investor owns 45.2% of the outstanding shares of Class A common stock and has a 49.4% voting interest in the Company due to its ownership of the Series A Preferred Share.
Common Stock Warrants
As at December 31, 2015, warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from May 2, 2016 to May 2, 2018, were outstanding. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise its warrants prior to May 2, 2016 at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A Common Stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act).
The warrants are classified in additional paid-in capital, a component of equity and are not subject to subsequent revaluation. The fair value of the warrants issued in the rights offering we conducted in 2014 (the "Unit Warrants") is accounted for as a discount to the 2017 PIK Notes. The fair value of the warrants issued to Time Warner in certain related financing transactions (the "Initial Warrants") is accounted for as a discount on the 2017 Term Loan and as debt issuance costs for the 2021 Revolving Credit Facility (see Note 5, "Long-term Debt and Other Financing Arrangements").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

14.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Accounting Standards Codification 820, “Fair Value Measurements and Disclosure”, establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:
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
Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2018 Euro Term Loan and our 2019 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the years ended December 31, 2015 and 2014, we did not recognize any charges related to hedge ineffectiveness.
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2014	$(581)
Loss on interest rate swaps	(1,418)
Reclassified to interest expense	579
BALANCE December 31, 2015	$(1,420)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31,
	2015	2014	2013
Currency swaps	$4,848	$2,311	$—
Interest rate swap	—	—	104
Change in fair value of derivatives	$4,848	$2,311	$104
Foreign Currency Risk
On December 3, 2015, we entered into two forward foreign exchange contracts with aggregate notional amounts of approximately US$ 49.5 million to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under certain dollar-denominated agreements expected to be made during 2016. The forward foreign exchange contracts mature on December 21, 2016. For the year ended December 31, 2015, we recognized unrealized derivative loss on these instruments of US$ 0.7 million.
On July 2, 2015 we entered into a forward foreign exchange contract with a notional amount of US$ 261.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the 2015 Convertible Notes at maturity with the proceeds of the 2019 Euro Term Loan. We recognized a derivative gain of US$ 8.0 million over the life of the instrument.
On March 11, 2015, we entered into two forward foreign exchange contracts with aggregate notional amounts of approximately US$ 76.9 million to reduce our exposure to movements in the USD to EUR and USD to CZK exchange rates related to contractual payments under certain dollar-denominated agreements made during 2015. These forward foreign exchange contracts matured on December 21, 2015. We recognized an aggregate derivative loss of US$ 2.5 million over the lives of the instruments.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

On March 24, 2014, we entered into a foreign currency forward exchange contract to reduce our exposure to movements in the USD to EUR exchange rate from the expected proceeds of the rights offering conducted in 2014. Under the contract, we received EUR 290.2 million in exchange for US$ 400.0 million on May 2, 2014, the maturity date. We recognized a derivative gain of US$ 2.3 million over the life of the instrument.
These forward foreign exchange contracts are considered economic hedges but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded in the consolidated statements of operations and comprehensive income and in the consolidated balance sheet in other current liabilities. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.
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
15.    RESTRUCTURING COSTS
Segment Reorganization Plan
In the first quarter of 2013, we changed the composition of its operating segments. From January 1, 2013, the Broadcast, Media Pro Entertainment and New Media operating segments were reorganized to streamline central resources and create six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. In connection with this change in segments, we incurred restructuring costs to reorganize our businesses through these geographic segments (the "Segment Reorganization Plan"). Actions under the Segment Reorganization Plan were completed as of December 31, 2013; and payments related to these actions were completed in 2014.
2014 Initiatives
During 2014, we undertook restructuring actions to optimize our cost base across a number of country operations (the "2014 Initiatives"). Actions under the 2014 Initiatives were completed as at December 31, 2014 and the related payments were completed in 2015.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2015 Initiatives
During 2015, we continued to take limited restructuring actions to optimize our cost base across a number of departments (the "2015 Initiatives"). These actions were not contemplated under the 2014 Initiatives. Actions under the 2015 Initiatives were completed in the fourth quarter of 2015.
Information relating to restructuring by type of cost is as follows:

	Segment Reorganization Plan			2014 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
Balance, December 31, 2013	$2,671	$631	3,302	$—	$—	$—	$3,302
Costs incurred	—	—	—	10,033	383	10,416	10,416
Cash paid	(2,671)	(82)	(2,753)	(8,648)	(206)	(8,854)	(11,607)
Accrual reversal	—	(560)	(560)	—	—	—	(560)
Foreign currency movements	—	11	11	—	(4)	(4)	7
Balance, December 31, 2014	$—	$—	$—	$1,385	$173	$1,558	$1,558

	2014 Initiatives			2015 Initiatives
	Employee Termination Costs	Other Exit Costs	Total	Employee Termination Costs	Other Exit Costs	Total	Grand Total
Balance, December 31, 2014	$1,385	$173	$1,558	$—	$—	$—	$1,558
Costs incurred	—	—	—	1,897	—	1,897	1,897
Cash paid	(1,037)	(172)	(1,209)	(1,213)	—	(1,213)	(2,422)
Accrual reversal	(183)	—	(183)	—	—	—	(183)
Foreign currency movements	(64)	(1)	(65)	(4)	—	(4)	(69)
Other (1)	(101)	—	(101)	(222)	—	(222)	(323)
Balance, December 31, 2015	$—	$—	$—	$458	$—	$458	$458

(1)
Other is comprised of restructuring costs which were classified as liabilities held for sale and subsequently sold in the fourth quarter of 2015 (see Note 3, "Discontinued Operations and Assets Held for Sale").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

A summary of restructuring charges for the years ended December 31, 2015, 2014 and 2013 by operating segment is as follows:

	For The Year Ending December 31,
	2015				2014
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$—	$—	$—	$—	$3,312	$80	$—	$3,392
Czech Republic	—	—	—	—	1,861	—	—	1,861
Romania	1,897	—	(183)	1,714	4,149	—	—	4,149
Slovak Republic	—	—	—	—	429	23	(560)	(108)
Slovenia	—	—	—	—	282	—	—	282
Corporate	—	—	—	—	—	280	—	280
Total restructuring costs	$1,897	$—	$(183)	$1,714	$10,033	$383	$(560)	$9,856

	For The Year Ending December 31,
	2013
	Employee Termination Costs	Other Exit Costs	Accrual Reversal	Total
Bulgaria	$447	$—	$—	$447
Croatia	95	—	—	95
Czech Republic	2,316	68	—	2,384
Romania	1,610	2	—	1,612
Slovak Republic	1,943	630	—	2,573
Slovenia	996	—	—	996
Corporate	10,308	97	—	10,405
Total restructuring costs	$17,715	$797	$—	$18,512
16.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31,
	2015	2014	2013
Interest on Senior Debt and other financing arrangements	$114,730	$104,570	$100,320
Amortization of capitalized debt issuance costs	15,484	18,297	4,101
Amortization of debt issuance discount and premium, net	41,230	19,138	7,288
Total interest expense	$171,444	$142,005	$111,709
We paid cash interest of US$ 18.5 million, US$ 76.2 million and US$ 108.3 million for years ended December 31, 2015, 2014 and 2013, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

17.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31,
	2015	2014	2013
Interest income	$440	$294	$496
Foreign currency exchange (loss) / gain, net	(13,481)	(12,767)	20,187
Change in fair value of derivatives (Note 14)	4,848	2,311	104
Other (expense) / income, net	(17,746)	267	(373)
Total other non-operating (expense) / income	$(25,939)	$(9,895)	$20,414
Other income / expense for the year ended December 31, 2015 primarily reflects the loss on sale of our Romanian studios' parent holding company, which was classified as held for sale in the third quarter of 2015, but did not qualify as a discontinued operation, including the reclassification of the cumulative translation adjustment into net income of US$ 11.3 million, as well as the loss on the sale of a surplus facility and related land in Bulgaria of US$ 3.3 million.
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
The charge for stock-based compensation in our consolidated statements of operations and comprehensive income was as follows:

	For The Year Ending December 31,
	2015	2014	2013
Selling, general and administrative expenses	$2,439	$1,344	$4,197
Restructuring costs (Note 15)	—	—	1,919
Total stock-based compensation charge	$2,439	$1,344	$6,116
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	155,000	$29.88	0.92	$—
Granted	1,600,000	2.29
Forfeited	(20,000)	23.12
Expired	(69,000)	28.23
Outstanding at December 31, 2015	1,666,000	$3.53	9.07	$640
Vested or expected to vest	1,666,000	3.53	9.07	640
Exercisable at December 31, 2015	66,000	$33.66	0.42	$—
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2015, the maximum life of options that had been issued under the Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The weighted average grant date fair value of stock options granted during 2015 was $1.54 per option.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2015 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2015. This amount changes based on the fair value of our Class A common stock.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The weighted average assumptions used in the Black-Scholes model for grants made in the year ending December 31, 2015 were as follows:

For The Year Ending December 31, 2015
Risk-free interest rate	1.86%
Expected term (years)	6.25
Expected volatility	75.18%
Dividend yield	0%
Weighted-average fair value	$1.54
As at December 31, 2015, there was US$ 2.1 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.4 years.
The following table summarizes information about stock option activity during 2015, 2014, and 2013:

	2015		2014		2013
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at January 1	155,000	$29.88	390,500	$27.26	2,219,625	$31.51
Awards granted	1,600,000	2.29	—	—	—	—
Awards exchanged (1)	—	—	—	—	(1,618,000)	31.54
Awards forfeited	(20,000)	23.12	(114,500)	30.87	(136,125)	33.36
Awards expired	(69,000)	28.23	(121,000)	20.48	(75,000)	49.71
Outstanding at December 31	1,666,000	$3.53	155,000	$29.88	390,500	$27.26

(1)	Options tendered in exchange for restricted stock units pursuant to an employee option exchange program completed in 2013.
Restricted Stock Units
Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with a time-based vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair value of RSUs is calculated as the closing price of our Class A common shares on the date of grant. For awards with market conditions, the grant date fair value is calculated using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of subjective assumptions, including the expected volatility of our common stock, interest rates, dividend yields and correlation coefficient between our common stock and the relevant market index.
The following table summarizes information about unvested RSUs as at December 31, 2015:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	1,367,234	$3.06
Granted	1,661,430	2.56
Vested	(465,136)	3.16
Forfeited	(8,931)	3.85
Unvested at December 31, 2015	2,554,597	$2.72
As at December 31, 2015, the intrinsic value of unvested RSUs was US$ 6.9 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2015 was US$ 3.8 million and is expected to be recognized over a weighted-average period of 2.7 years.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

19.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the provision / credit for income taxes and of the loss before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.
Loss from continuing operations before income taxes
The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For The Year Ending December 31,
	2015	2014	2013
Domestic	$(73,132)	$(117,247)	$(80,885)
Foreign	(29,668)	(35,576)	(213,542)
Total	$(102,800)	$(152,823)	$(294,427)
Total tax credit for the years ended December 31, 2015, 2014 and 2013 was allocated as follows:

	For The Year Ending December 31,
	2015	2014	2013
Income tax credit from continuing operations	$515	$1,358	$17,993
Income tax credit / (provision) from discontinued operations	91	1,987	(968)
Total tax credit	$606	$3,345	$17,025
Credit for Income Taxes
The Netherlands and non-Netherlands components of the credit for income taxes from continuing operations consist of:

	For The Year Ending December 31,
	2015	2014	2013
Current income tax (expense) / credit:
Domestic	$—	$—	$57
Foreign	(550)	(558)	(34)
	(550)	(558)	23
Deferred tax credit:
Domestic	—	—	165
Foreign	1,065	1,916	17,805
	1,065	1,916	17,970
Credit for income taxes	$515	$1,358	$17,993
In 2015 and 2014, the net credit for income taxes is less than a credit computed at statutory tax rates primarily due to losses on which no tax benefit has been received.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the credit for income taxes included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013:

	For The Year Ending December 31,
	2015	2014	2013
Income taxes at Netherlands rates (25%)	$25,689	$38,193	$73,594
Jurisdictional differences in tax rates	(17,462)	(12,965)	(13,231)
Tax effect of goodwill impairment	—	—	(4,979)
Losses expired	(4,009)	(4,899)	(7,439)
Change in valuation allowance	3,614	(7,012)	(23,123)
Non-deductible expenses	(1,859)	(5,624)	(7,538)
Other	(5,458)	(6,335)	709
Credit for income taxes	$515	$1,358	$17,993
In 2015 and 2014, the jurisdictional rate difference mainly arises as a result of a loss in Bermuda where there is no income tax. In 2013, it mainly arises as a result of the difference between the Bulgarian and Netherlands' tax rates.
Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Assets:
Tax benefit of loss carry-forwards and other tax credits	$111,526	$114,858
Programming rights	4,052	15,158
Property, plant and equipment	4,427	7,533
Accrued expenses	4,544	3,922
Other	1,718	12,718
Gross deferred tax assets	126,267	154,189
Valuation allowance	(109,481)	(124,263)
Net deferred tax assets	$16,786	$29,926

Liabilities:
Broadcast licenses, trademarks and customer relationships	$24,897	$29,620
Property, plant and equipment	173	177
Programming rights	7,082	16,325
Other	75	2,870
Total deferred tax liabilities	32,227	48,992
Net deferred income tax liability	$15,441	$19,066

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2015	December 31, 2014
Net current deferred tax assets	$10,425	$8,127
Net non-current deferred tax assets	124	456
	10,549	8,583

Net current deferred tax liabilities	—	279
Net non-current deferred tax liabilities	25,990	27,370
	25,990	27,649

Net deferred income tax liability	$15,441	$19,066
We provided a valuation allowance against potential deferred tax assets of US$ 109.5 million and US$ 124.3 million as at December 31, 2015 and 2014, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized. During 2015, a valuation allowance of US$ 11.5 million was released in Romania following a period of consistent profitability which resulted in a net credit to the income statement of US$ 6.7 million.
During 2015, we had the following movements on valuation allowances:

Balance at December 31, 2014	$124,263
Created during the period	13,709
Utilized	(10,631)
Released due to changes in future profitability	(6,692)
Foreign exchange	(11,168)
Balance at December 31, 2015	$109,481
As of December 31, 2015 we had operating loss carry-forwards that will expire in the following periods:

	2016	2017	2018	2019	2020-35	Indefinite
Bulgaria	$—	$—	$—	$—	$11,021	$—
Croatia	1,488	—	—	—	—	—
Czech Republic	—	48	19,520	—	—	—
The Netherlands	6,991	28,082	26,680	59,315	259,740	—
Romania	—	—	—	15,756	14,493	—
Slovak Republic	5,938	5,938	—	—	—	—
Slovenia	—	—	—	—	—	22,047
United Kingdom	—	—	—	—	—	1,698
Total	$14,417	$34,068	$46,200	$75,071	$285,254	$23,745
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
As at December 31, 2015 and 2014, we had no undistributed earnings in subsidiaries giving rise to a temporary difference.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$112
Increases for tax positions taken during a prior period	51
Increases for tax positions taken during the current period	20
Decreases resulting from the expiry of the statute of limitations	(75)
Balance at December 31, 2013	108
Decreases resulting from the expiry of the statute of limitations	(51)
Other	(4)
Balance at December 31, 2014	53
Decreases resulting from the expiry of the statute of limitations	(53)
Balance at December 31, 2015	$—
We do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.
Our subsidiaries file income tax returns in The Netherlands and various other tax jurisdictions. As at December 31, 2015, our subsidiaries are generally no longer subject to income tax examinations for years before:

Tax Jurisdiction	Year
Bulgaria	2010
Croatia	2011
Czech Republic	2011
The Netherlands	2013
Romania	2014
Slovak Republic	2010
Slovenia	2008
United Kingdom	2014
We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations.
There were no significant interest or penalties accrued in the years ended December 31, 2015, 2014 and 2013.
20.    EARNINGS PER SHARE
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
The components of basic and diluted earnings per share are as follows:

	For The Year Ending December 31,
	2015	2014	2013
Loss from continuing operations	$(102,285)	$(151,465)	$(276,434)
Net loss attributable to noncontrolling interests	671	4,468	3,882
Less: preferred dividend paid in kind (Note 12)	(17,272)	(16,036)	(7,890)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(118,886)	(163,033)	(280,442)
Loss from discontinued operations, net of tax (Note 3)	(13,287)	(80,431)	(5,099)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(132,173)	$(243,464)	$(285,541)

Effect of dilutive securities
Preferred dividend paid in kind	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(132,173)	$(243,464)	$(285,541)

Weighted average outstanding shares of common stock - Basic (1)	146,866	146,509	125,723
Dilutive effect of employee stock options and RSUs	—	—	—
Weighted average outstanding shares of common stock - Diluted	146,866	146,509	125,723

Net loss per share:
Continuing operations - Basic	$(0.81)	$(1.11)	$(2.23)
Continuing operations - Diluted	(0.81)	(1.11)	(2.23)
Discontinued operations - Basic	(0.09)	(0.55)	(0.04)
Discontinued operations - Diluted	(0.09)	(0.55)	(0.04)
Net loss attributable to CME Ltd. - Basic	(0.90)	(1.66)	(2.27)
Net loss attributable to CME Ltd. - Diluted	(0.90)	(1.66)	(2.27)

(1)
For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Series A Preferred Share are included in the weighted average outstanding shares of common stock - basic, because the holder of the Series A Preferred Share is entitled to receive any dividends payable when dividends are declared by the Board of Directors with respect to any shares of the common stock.

At December 31, 2015, 3,221,575 (December 31, 2014: 1,324,920) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
21. SEGMENT DATA
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
We evaluate the performance of our segments based on net revenues and OIBDA. OIBDA, which includes amortization and impairment of program rights, is defined as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Items that are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their OIBDA, include stock-based compensation and certain other items.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the years ended December 31, 2015, 2014 and 2013 for consolidated statements of operations and comprehensive income data and consolidated statements of cash flow data; and as at December 31, 2015 and 2014 for consolidated balance sheet data.

Net revenues:	For The Year Ending December 31,
	2015	2014	2013
Bulgaria	$73,090	$87,078	$87,448
Croatia	55,912	62,026	61,864
Czech Republic	182,636	202,779	174,939
Romania	157,578	178,614	162,305
Slovak Republic	84,434	90,556	82,404
Slovenia	54,233	61,370	66,656
Intersegment revenues (1)	(2,042)	(1,630)	(2,482)
Total net revenues	$605,841	$680,793	$633,134

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For The Year Ending December 31,
	2015	2014	2013
Bulgaria	$15,479	$9,367	$13,391
Croatia	7,880	7,835	8,258
Czech Republic	71,697	61,964	(9,604)
Romania	41,176	37,259	2,454
Slovak Republic	10,585	4,586	(19,859)
Slovenia	6,057	5,331	9,254
Elimination	(229)	(16)	(46)
Total operating segments	152,645	126,326	3,848
Corporate	(29,830)	(30,880)	(52,253)
Total OIBDA	$122,815	$95,446	(48,405)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reconciliation to consolidated statements of operations and comprehensive income:	For The Year Ending December 31,
	2015	2014	2013
Total OIBDA:	$122,815	$95,446	$(48,405)
Depreciation of property, plant and equipment	(27,943)	(32,836)	(37,175)
Amortization of broadcast licenses and other intangibles	(12,271)	(12,348)	(14,761)
Impairment charge	—	—	(79,676)
Other items (1)	11,982	(11,982)	—
Operating income / (loss)	94,583	38,280	(180,017)
Interest expense (Note 16)	(171,444)	(142,005)	(111,709)
Loss on extinguishment of debt	—	(39,203)	(23,115)
Non-operating (expense) / income, net (Note 17)	(25,939)	(9,895)	20,414
Credit for income taxes	515	1,358	17,993
Loss from continuing operations	$(102,285)	$(151,465)	$(276,434)

(1)
Other items consists solely of the charges related to tax audits of our Romanian operations, which were accrued in the fourth quarter of 2014 and fully released in the third quarter of 2015 (see Note 22, "Commitments and Contingencies").

Total assets (1):	December 31, 2015	December 31, 2014
Bulgaria	$134,418	$141,055
Croatia	52,306	58,000
Czech Republic	746,269	803,361
Romania	261,984	297,256
Slovak Republic	121,122	134,544
Slovenia	70,911	78,403
Total operating segments	1,387,010	1,512,619
Corporate	67,191	76,875
Assets held for sale	—	29,866
Total assets	$1,454,201	$1,619,360

(1)	Segment assets exclude any intercompany balances.

Capital Expenditures:	For The Year Ending December 31,
	2015	2014	2013
Bulgaria	$3,517	$2,627	$2,798
Croatia	3,215	2,701	2,574
Czech Republic	10,982	9,139	7,727
Romania	5,794	4,686	5,194
Slovak Republic	2,921	2,240	1,590
Slovenia	3,197	3,502	4,018
Total operating segments	29,626	24,895	23,901
Corporate	3,891	3,790	6,217
Total capital expenditures	$33,517	$28,685	$30,118

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Long-lived assets (1):	December 31, 2015	December 31, 2014
Bulgaria	$5,602	$4,187
Croatia	5,497	5,579
Czech Republic	39,907	40,940
Romania	20,873	22,110
Slovak Republic	15,606	17,374
Slovenia	15,082	16,647
Total operating segments	102,567	106,837
Corporate	5,955	7,498
Total long-lived assets	$108,522	$114,335

(1)	Reflects property, plant and equipment.

Revenue by type:	For The Year Ending December 31,
	2015	2014	2013
Television advertising	$505,498	$565,601	$528,778
Carriage fees and subscriptions	73,058	80,487	58,990
Other	27,285	34,705	45,366
Total net revenues	$605,841	$680,793	$633,134
We do not rely on any single major customer or group of major customers.
22.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2015, we had total commitments of US$ $144.9 million (December 31, 2014: US$ 177.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Digital transmission obligations	Operating leases	Capital expenditures
2016	$74,226	$18,322	$3,473	$420
2017	35,123	6,691	2,221	—
2018	22,882	3,200	1,617	—
2019	8,812	10,374	746	—
2020	1,327	312	330	—
2021 and thereafter	2,525	566	1,149	—
Total	$144,895	$39,465	$9,536	$420
For the years ended December 31, 2015, 2014 and 2013, we incurred aggregate rent expense on all facilities of US$ 7.8 million, US$ 10.0 million and US$ 12.6 million, respectively.
b)    Factoring of Trade Receivables
CET 21 has a CZK 825.0 million (approximately US$ 33.2 million) factoring framework agreement with FCS. Under this facility up to CZK 825.0 million (approximately US$ 33.2 million) may be factored on a recourse or non-recourse basis. As at December 31, 2015, there were CZK 478.9 million (approximately US$ 19.3 million) (December 31, 2014: CZK 509.3 million, approximately US$ 20.5 million based on December 31, 2015 rates), of receivables subject to the factoring framework agreement.
In the fourth quarter of 2015, Pro TV entered into a RON 20.0 million (approximately US$ 4.8 million) factoring framework agreement with UniCredit Bank S.A. Under this facility up to RON 20.0 million (approximately US$ 4.8 million) may be factored on a non-recourse basis. As at December 31, 2015, there were RON 19.3 million (approximately US$ 4.7 million) of receivables subject to the factoring framework agreement.
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
c) Romanian Tax Audits
As at December 31, 2014, certain of our subsidiaries in Romania were subject to audits by the Romanian tax authorities. The audits focused on a range of matters, including corporate income taxes, payroll tax liabilities and value added tax (“VAT”). In connection with these audits, we provided US$ 12.0 million in the fourth quarter of 2014 and an additional US$ 18.2 million in the first quarter of 2015 relating to the potential requalification of activities of certain persons engaged by our subsidiaries. During the third quarter of 2015, we released the reserves related to the Romanian tax audits.
Studiourile Media Pro SA ("MPS") and Media Pro Entertainment Romania SA ("MPE"), were sold on an as-is basis on October 16, 2015 and the buyer assumed all liabilities associated with the companies, including any potential assessments as a result of these tax audits.
23.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.4% voting interest in CME Ltd. as at December 31, 2015, as material related party transactions.

	For The Year Ending December 31,
	2015	2014	2013
Net revenues	$198	$59	$119
Cost of revenues	32,497	20,713	58,636
Interest expense	127,970	61,887	—

	December 31, 2015	December 31, 2014
Programming liabilities	$14,583	$24,980
Other accounts payable and accrued liabilities	53	150
Accounts receivable, gross	—	197
Long-term debt and other financing arrangements (1)	334,114	269,862
Accrued interest payable (2)	5,781	4,763
Other non-current liabilities (3)	31,895	10,299

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts outstanding on the 2017 Term Loan and 2021 Revolving Credit Facility, if drawn, less respective issuance discounts, plus interest for which we made an election to pay in kind.

(2)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner, which is payable in kind in arrears until November 15, 2015, and on the outstanding balance of the 2017 Term Loan and the 2021 Revolving Credit Facility, if drawn.

(3)
Amount represents the commitment fee payable to Time Warner in connection with the 2015 Refinancing Commitment Letter, as well as the accrued fee payable to Time Warner for guaranteeing the 2018 Euro Term Loan and the 2019 Euro Term Loan. See Note 5, "Long-term Debt and Other Financing Arrangements".

See Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

24.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2015 and 2014 is as follows:

	For the Year Ended December 31, 2015
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$126,133	$166,834	$117,322	$195,552
Cost of revenues	98,828	101,229	85,832	116,654
Operating (loss) / income	(17,239)	36,441	28,853	46,528
(Loss) / income from continuing operations	(70,243)	(11,669)	(21,510)	1,137
(Loss) / income from discontinued operations, net of tax	(3,288)	2,684	(265)	(12,418)
Net loss	(73,531)	(8,985)	(21,775)	(11,281)
Net loss attributable to CME Ltd.	(73,274)	(8,678)	(21,522)	(11,427)

Net loss per share:
Basic EPS	$(0.53)	$(0.09)	$(0.18)	$(0.11)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.53)	$(0.09)	$(0.18)	$(0.11)

	For the Year Ended December 31, 2014
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income Data:
Net revenues	$140,705	$192,811	$131,081	$216,196
Cost of revenues	119,579	125,514	105,823	138,125
Operating (loss) / income	(14,682)	22,687	(8,023)	38,298
Loss from continuing operations	(41,000)	(41,352)	(51,308)	(17,805)
Loss from discontinued operations, net of tax	(7,633)	(11,154)	(1,174)	(60,470)
Net loss	(48,633)	(52,506)	(52,482)	(78,275)
Net loss attributable to CME Ltd.	(47,916)	(52,437)	(52,138)	(74,937)

Net loss per share:
Basic EPS	$(0.35)	$(0.39)	$(0.38)	$(0.54)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.35)	$(0.39)	$(0.38)	$(0.54)
25.    GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
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
The Guarantees are senior obligations of the Guarantors and rank equal in right of payment with all of the Guarantor Subsidiaries’ existing and future senior indebtedness, including in respect of their guarantees of the 2017 Term Loan and the 2021 Revolving Credit Facility. In addition, the Guarantees rank senior in right of payment to any other existing and future obligations of the Guarantor Subsidiaries expressly subordinated in right of payment to the Guarantees. The Guarantees effectively rank junior to all of the future indebtedness and other liabilities of our Non-Guarantor Subsidiaries, including with respect to their obligations in respect of the 2017 PIK Notes.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Subsequent to the issuance of our 2014 consolidated financial statements, we determined that the Non-Guarantor’s other comprehensive loss had been partially eliminated within its condensed statements of operations and comprehensive income rather than as a consolidating elimination. The amounts have been reclassified in our condensed consolidating statements of operations and comprehensive income for the years ended December 31, 2014 and 2013.
The following tables present condensed consolidating financial information relating to the Guarantor Subsidiaries as at December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013:
Condensed Consolidating Balance Sheets as at December 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$9,273	$118	$52,288	$—	$61,679
Accounts receivable, net	—	—	167,427	—	167,427
Program rights, net	—	—	85,972	—	85,972
Other current assets	681	1,680	40,845	—	43,206
Intercompany current assets	10,612	1,788	27,300	(39,700)	—
Total current assets	20,566	3,586	373,832	(39,700)	358,284
Non-current assets
Investments in subsidiaries	204,531	1,266,585	—	(1,471,116)	—
Property, plant and equipment, net	—	—	108,522	—	108,522
Program rights, net	—	—	169,073	—	169,073
Goodwill	—	—	622,243	—	622,243
Broadcast licenses and other intangible assets, net	—	—	151,162	—	151,162
Other non-current assets	40,844	2,445	1,628	—	44,917
Intercompany non-current assets	1,055,286	34,894	558,518	(1,648,698)	—
Total non-current assets	1,300,661	1,303,924	1,611,146	(3,119,814)	1,095,917
Total assets	$1,321,227	$1,307,510	$1,984,978	$(3,159,514)	$1,454,201

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,622	$242	$131,841	$—	$134,705
Current portion of long-term debt and other financing arrangements	—	—	1,155	—	1,155
Other current liabilities	650	247	9,551	—	10,448
Intercompany current liabilities	5,194	31,635	2,871	(39,700)	—
Total current liabilities	8,466	32,124	145,418	(39,700)	146,308
Non-current liabilities
Long-term debt and other financing arrangements	919,812	—	2,493	—	922,305
Other non-current liabilities	39,596	—	26,153	—	65,749
Intercompany non-current liabilities	34,895	1,194,226	419,577	(1,648,698)	—
Total non-current liabilities	994,303	1,194,226	448,223	(1,648,698)	988,054
Temporary equity	241,198	—	—	—	241,198
Total CME Ltd. shareholders’ equity	77,260	81,160	1,389,956	(1,471,116)	77,260
Noncontrolling interests	—	—	1,381	—	1,381
Total equity	77,260	81,160	1,391,337	(1,471,116)	78,641
Total liabilities and equity	$1,321,227	$1,307,510	$1,984,978	$(3,159,514)	$1,454,201

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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$605,841	$—	$605,841
Cost of revenues	—	—	402,543	—	402,543
Selling, general and administrative expenses	18,916	485	87,600	—	107,001
Restructuring costs	—	—	1,714	—	1,714
Operating (loss) / income	(18,916)	(485)	113,984	—	94,583
Interest expense	(174,257)	(106,821)	(15,307)	124,941	(171,444)
Non-operating income / (expense), net	97,480	(19,627)	21,149	(124,941)	(25,939)
(Loss) / income from continuing operations before tax and (loss) / income from investment in subsidiaries	(95,693)	(126,933)	119,826	—	(102,800)
Credit / (provision) for income taxes	—	16,007	(15,492)	—	515
(Loss) / income from continuing operations before (loss) / income from investment in subsidiaries	(95,693)	(110,926)	104,334	—	(102,285)
(Loss) / income from investment in subsidiaries	(19,208)	92,772	—	(73,564)	—
(Loss) / income from continuing operations	(114,901)	(18,154)	104,334	(73,564)	(102,285)
Loss from discontinued operations, net of tax	—	(1,054)	(12,233)	—	(13,287)
Net (loss) / income	(114,901)	(19,208)	92,101	(73,564)	(115,572)
Net loss attributable to noncontrolling interests	—	—	671	—	671
Net (loss) / income attributable to CME Ltd.	$(114,901)	$(19,208)	$92,772	$(73,564)	$(114,901)

Net (loss) / income	$(114,901)	$(19,208)	$92,101	$(73,564)	$(115,572)
Other comprehensive (loss) / income	(91,936)	13,065	(139,966)	128,284	(90,553)
Comprehensive loss	(206,837)	(6,143)	(47,865)	54,720	(206,125)
Comprehensive income attributable to noncontrolling interests	—	—	(712)	—	(712)
Comprehensive loss attributable to CME Ltd.	$(206,837)	$(6,143)	$(48,577)	$54,720	$(206,837)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$680,793	$—	$680,793
Cost of revenues	—	—	489,041	—	489,041
Selling, general and administrative expenses	19,026	804	123,786	—	143,616
Restructuring costs	—	—	9,856	—	9,856
Operating (loss) / income	(19,026)	(804)	58,110	—	38,280
Interest expense	(138,480)	(137,891)	(31,226)	165,592	(142,005)
Loss on extinguishment of debt	(24,161)	—	(15,042)	—	(39,203)
Non-operating income / (expense), net	144,257	21,778	(10,338)	(165,592)	(9,895)
(Loss) / income from continuing operations before tax and loss from investment in subsidiaries	(37,410)	(116,917)	1,504	—	(152,823)
Credit / (provision) for income taxes	—	12,170	(10,812)	—	1,358
Loss from continuing operations before loss from investment in subsidiaries	(37,410)	(104,747)	(9,308)	—	(151,465)
Loss on investment in subsidiaries	(190,018)	(85,271)	—	275,289	—
Loss from continuing operations	(227,428)	(190,018)	(9,308)	275,289	(151,465)
Loss from discontinued operations, net of tax	—	—	(80,431)	—	(80,431)
Net loss	(227,428)	(190,018)	(89,739)	275,289	(231,896)
Net loss attributable to noncontrolling interests	—	—	4,468	—	4,468
Net loss attributable to CME Ltd.	$(227,428)	$(190,018)	$(85,271)	$275,289	$(227,428)

Net loss	$(227,428)	$(190,018)	$(89,739)	$275,289	$(231,896)
Other comprehensive loss	(157,780)	(315,291)	(150,841)	467,095	(156,817)
Comprehensive loss	(385,208)	(505,309)	(240,580)	742,384	(388,713)
Comprehensive loss attributable to noncontrolling interests	—	—	3,505	—	3,505
Comprehensive loss attributable to CME Ltd.	$(385,208)	$(505,309)	$(237,075)	$742,384	$(385,208)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$—	$633,134	$—	$633,134
Cost of revenues	—	—	578,570	—	578,570
Selling, general and administrative expenses	33,905	5	102,483	—	136,393
Restructuring costs	2,422	24	16,066	—	18,512
Impairment charge	—	—	79,676	—	79,676
Operating loss	(36,327)	(29)	(143,661)	—	(180,017)
Interest expense	(88,102)	(124,100)	(43,537)	144,030	(111,709)
Loss on extinguishment of debt	(23,115)	—	—	—	(23,115)
Non-operating income / (expense), net	167,318	15,449	(18,323)	(144,030)	20,414
Income / (loss) from continuing operations before tax and loss from investment in subsidiaries	19,774	(108,680)	(205,521)	—	(294,427)
Credit for income taxes	—	9,510	8,483	—	17,993
Income / (loss) from continuing operations before loss from investment in subsidiaries	19,774	(99,170)	(197,038)	—	(276,434)
Loss on investment in subsidiaries	(297,425)	(198,255)	—	495,680	—
Loss from continuing operations	(277,651)	(297,425)	(197,038)	495,680	(276,434)
Loss from discontinued operations, net of tax	—	—	(5,099)	—	(5,099)
Net loss	(277,651)	(297,425)	(202,137)	495,680	(281,533)
Net loss attributable to noncontrolling interests	—	—	3,882	—	3,882
Net loss attributable to CME Ltd.	$(277,651)	$(297,425)	$(198,255)	$495,680	$(277,651)

Net loss	$(277,651)	$(297,425)	$(202,137)	$495,680	$(281,533)
Other comprehensive loss	(57,979)	(74,385)	(5,428)	79,592	(58,200)
Comprehensive loss	(335,630)	(371,810)	(207,565)	575,272	(339,733)
Comprehensive loss attributable to noncontrolling interests	—	—	4,103	—	4,103
Comprehensive loss attributable to CME Ltd.	$(335,630)	$(371,810)	$(203,462)	$575,272	$(335,630)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2015

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from / (used in) continuing operating activities	$46,196	$(84,922)	$130,622	$(6,019)	$85,877
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(33,517)	—	(33,517)
Disposal of property, plant and equipment	—	—	3,091	—	3,091
Intercompany investing receipts	380,319	110,377	7,780	(498,476)	—
Intercompany investing payments	(396,003)	(53,127)	(303,763)	752,893	—
Net cash (used in) / provided by continuing investing activities	$(15,684)	$57,250	$(326,409)	$254,417	$(30,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(261,034)	—	—	—	(261,034)
Debt transactions costs	(1,541)	—	—	—	(1,541)
Issuance of Senior Debt	253,051	—	—	—	253,051
Payment of credit facilities and capital leases	(26,117)	—	(1,248)	—	(27,365)
Settlement of forward currency swaps	7,983	—	—	—	7,983
Intercompany financing receipts	22,707	132,090	328,783	(483,580)	—
Intercompany financing payments	(16,901)	(108,093)	(110,188)	235,182	—
Net cash (used in) / provided by continuing financing activities	$(21,852)	$23,997	$217,347	$(248,398)	$(28,906)

Net cash used in discontinued operations - operating activities	—	—	(3,019)	—	(3,019)
Net cash provided by discontinued operations - investing activities	—	3,779	2,819	—	6,598
Net cash used in discontinued operations - financing activities	—	—	(76)	—	(76)

Impact of exchange rate fluctuations on cash and cash equivalents	—	(2,917)	250	—	(2,667)
Net increase / (decrease) in cash and cash equivalents	$8,660	$(2,813)	$21,534	$—	$27,381
CASH AND CASH EQUIVALENTS, beginning of period	613	2,931	30,754	—	34,298
CASH AND CASH EQUIVALENTS, end of period	$9,273	$118	$52,288	$—	$61,679

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2014

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash generated from / (used in) continuing operating activities	$67,171	$(132,570)	$157	$—	$(65,242)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(28,685)	—	(28,685)
Disposal of property, plant and equipment	—	—	137	—	137
Intercompany investing receipts	703,941	356,217	—	(1,060,158)	—
Intercompany investing payments	(900,009)	(418,504)	(260,529)	1,579,042	—
Net cash used in continuing investing activities	$(196,068)	$(62,287)	$(289,077)	$518,884	$(28,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(400,673)	—	(312,246)	—	(712,919)
Debt transactions costs	(12,396)	—	(1,810)	—	(14,206)
Issuance of Senior Debt	550,421	—	—	—	550,421
Proceeds from credit facilities	25,000	—	—	—	25,000
Payment of credit facilities and capital leases	—	—	(1,080)	—	(1,080)
Issuance of common stock	191,825	—	—	—	191,825
Other	—	—	(46)	—	(46)
Intercompany financing receipts	—	634,862	720,248	(1,355,110)	—
Intercompany financing payments	(243,778)	(443,412)	(149,036)	836,226	—
Net cash provided by continuing financing activities	$110,399	$191,450	$256,030	$(518,884)	$38,995

Net cash used in discontinued operations - operating activities	(350)	—	(1,058)	—	(1,408)
Net cash used in discontinued operations - investing activities	—	—	(228)	—	(228)
Net cash used in discontinued operations - financing activities	—	—	(942)	—	(942)

Impact of exchange rate fluctuations on cash and cash equivalents	—	916	(11,567)	—	(10,651)
Net decrease in cash and cash equivalents	$(18,848)	$(2,491)	$(46,685)	$—	$(68,024)
CASH AND CASH EQUIVALENTS, beginning of period	19,461	5,422	77,439	—	102,322
CASH AND CASH EQUIVALENTS, end of period	$613	$2,931	$30,754	$—	$34,298

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2013

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) / generated from continuing operating activities	$(80,304)	288,651	(269,417)	—	(61,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—	(30,118)	—	(30,118)
Disposal of property, plant and equipment	—	—	283	—	283
Intercompany investing receipts	609,801	9,323	—	(619,124)	—
Intercompany investing payments	(580,533)	(266,355)	—	846,888	—
Net cash provided by / (used in) continuing investing activities	$29,268	$(257,032)	$(29,835)	$227,764	$(29,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Senior Debt	(310,322)	—	—	—	(310,322)
Debt transactions costs	(785)	—	—	—	(785)
Change in restricted cash	20,467	—	138	—	20,605
Proceeds from credit facilities	—	—	40	—	40
Payment of credit facilities and capital leases	—	—	(1,648)	—	(1,648)
Issuance of common stock	157,116	—	—	—	157,116
Issuance of preferred stock	200,000	—	—	—	200,000
Equity issuance costs	(5,410)	—	—	—	(5,410)
Other	59	—	(411)	—	(352)
Intercompany financing receipts	—	580,533	266,355	(846,888)	—
Intercompany financing payments	—	(609,801)	(9,323)	619,124	—
Net cash provided by / (used in) continuing financing activities	$61,125	$(29,268)	$255,151	$(227,764)	$59,244

Net cash used in discontinued operations - operating activities	—	—	(1,952)	—	(1,952)
Net cash used in discontinued operations - investing activities	—	—	(301)	—	(301)
Net cash provided by discontinued operations - financing activities	—	—	77	—	77

Impact of exchange rate fluctuations on cash and cash equivalents	—	235	(619)	—	(384)
Net increase / (decrease) in cash and cash equivalents	$10,089	$2,586	$(46,896)	$—	$(34,221)
CASH AND CASH EQUIVALENTS, beginning of period	9,372	2,836	124,335	—	136,543
CASH AND CASH EQUIVALENTS, end of period	$19,461	$5,422	$77,439	$—	$102,322

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

26.    SUBSEQUENT EVENTS
As disclosed in our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on February 22, 2016, on February 19, 2016, we entered into an agreement for the EUR 468.8 million (approximately US$ 510.4 million) 2021 Euro Term Loan, the proceeds of which will be drawn on or about April 7, 2016 and be applied to repay the 2017 Term Loan and redeem and discharge the 2017 PIK Notes, which we expect will be completed on or about April 8, 2016. The 2021 Euro Term Loan will bear interest payable in cash at three-month EURIBOR plus a margin of between 1.07% and 1.90%, depending on the credit rating of Time Warner. The 2021 Euro Term Loan will mature on February 19, 2021.
As consideration for Time Warner's guarantee of the 2021 Euro Term Loan, we will pay a guarantee fee to Time Warner based on the amounts outstanding on the 2021 Euro Term Loan calculated on a per annum basis, initially equal to 10.5% (the "All-in Rate") minus the actual rate of interest paid by us under the 2021 Euro Term Loan. The All-in Rate will be based on our net leverage ratio (as defined in the Reimbursement Agreement) and can decrease to as low as 7.0% to the extent our net leverage ratio decreases below 5.0 times.
Also on February 19, 2016, we agreed to extend the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018, reduce the interest cost of amounts drawn on the 2021 Revolving Credit Facility as our leverage ratio improves, and extend the maturity date of the 2021 Revolving Credit Facility at the current borrowing capacity until January 1, 2018 and with a borrowing capacity of US$ 50.0 million from January 1, 2018 to the maturity date on February 19, 2021, with effect from the drawing of the 2021 Euro Term Loan.
The transactions contemplated above are subject to customary closing conditions (including the drawdown of the 2021 Euro Term Loan, the accuracy of representations, the absence of events of default and the absence of material adverse changes), certain of which are outside our direct control. Once the transactions are completed on or about April 8, 2016, we expect to recognize a loss on extinguishment of debt of approximately US$ 149.9 million.

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
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2015, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the internal control over financial reporting of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE LLP
London, United Kingdom
February 22, 2016

Index

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2016 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2016 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	1,666,000	$3.53	(1)
Restricted stock units	2,554,597	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,220,597	$3.53	3,268,818

(1)	There were 3,268,818 shares available for issuance under CME’s 2015 Stock Incentive Plan at December 31, 2015 after reflecting both stock options and restricted stock units in column (a).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2016 Annual General Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2016 Annual General Meeting of Shareholders.

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2015 and 2014;

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and

•	Notes to Consolidated Financial Statements.
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

4.03*
Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 5, 2014).

4.04*
Private Unit Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.05*
Initial Warrant Agreement, dated May 2, 2014, between Central European Media Enterprises Ltd. and American Stock Transfer & Trust Company, LLC (as Warrant Agent) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.06*	Form of Warrant for Unit Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

4.07*	Form of Note for the 15.0% Senior Secured Notes due 2017 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

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

10.02*+
Central European Media Enterprises Ltd. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.03*+	Form of Employee Stock Option (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.04*+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2012).

10.05*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.06*+
Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015).

10.07*+
Form of Restricted Stock Unit Award Agreement (Directors’ Version) (for use from June 2015) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.08*+
Form of Employee Non-Qualified Stock Option Agreement (for use from June 2015) (incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.09*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (for use from March 2015) (incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.10*
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

10.12*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.13*
Subscription Agreement, by and between Central European Media Enterprises Ltd. and TW Media Holdings LLC, dated March 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.14*
Sale and Purchase Agreement in respect of Pro TV S.A., Media Pro International S.A. and Media Vision S.R.L. among CME Investments B.V., Central European Media Enterprises Ltd. and Adrian Sarbu, dated May 24, 2010 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.15*
Subscription and Equity Commitment Agreement, by and between Time Warner Media Holdings B.V. and the Company, dated as of April 30, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2012).

Index

Exhibit Number	Description

10.16*
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

10.18*
Indemnity Agreement, by and among Central European Media Enterprises Ltd., Ronald S. Lauder and RSL Savannah LLC, dated as of March 22, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.19*
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

10.22*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.23*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed February 28, 2014).

10.24*
Standby Purchase Agreement, dated as of March 24, 2014, between Central European Media Enterprises Ltd. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2014).

10.25*
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

10.27*
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

10.29*
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

10.30*
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
10.31*
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

10.37*
Amended and Restated Revolving Loan Facility Credit Agreement dated as of November 14, 2014 among Central European Media Enterprises Ltd., Time Warner Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company's Current Report in Form 8-K filed on November 14, 2014).

10.38*
Credit Agreement dated as of September 30, 2015 among Central European Media Enterprises Ltd., BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.39*
Deed of Amendment dated 30 September 2015 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.40*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2015).

10.41*+
Contract of Employment between CME Media Services Limited and Michael Del Nin, dated November 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on November 15, 2013).

10.42*+
Amendment to Contract of Employment between CME Media Services Limited and Michael Del Nin, dated March 10, 2015 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014).
.

10.43*+
Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated November 11, 2013 (incorporated by reference to Exhibit 10.02 to the Company's Current Report in Form 8-K filed on November 15, 2013).

10.44*+
Amendment to Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated March 10, 2015 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014).

10.45*+
Amended and Restated Contract of Employment between CME Media Services Limited and Dave Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.46*+
Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, dated June 5, 2014 (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

Index

Exhibit Number	Description
10.47*+
Amendment to Amended and Restated Contract of Employment between David Sturgeon and CME Media Services Limited, as amended, dated March 10, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014).

10.48*+
Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2011).

10.49*+
Amendment to Contract of Employment between CME Media Services Limited and Daniel Penn, dated March 10, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014).

10.50*+
Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013 (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.51*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 21, 2013).

10.52*+
Contract of Employment between CME Media Services Limited and David Sach, dated February 26, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.53*+
Separation Agreement between CME Media Services Limited and David Sach, dated October 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on October 17, 2013).

10.54*+
Amended and Restated Contract of Employment between CME Media Services Limited and Anthony Chhoy, dated December 1, 2010 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2010).

10.55*+
Separation Agreement between CME Media Services Limited and Anthony Chhoy, dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on October 17, 2013).

12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	List of subsidiaries.

23.01	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 22, 2016.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

Index

Exhibit Number	Description

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Central European Media Enterprises Ltd.
Date:	February 22, 2016	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 22, 2016
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	February 22, 2016
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 22, 2016
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	February 22, 2016
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 22, 2016
Paul T. Cappuccio

*	Director	February 22, 2016
Iris Knobloch

*	Director	February 22, 2016
Charles R. Frank

*	Director	February 22, 2016
Alfred W. Langer

*	Director	February 22, 2016
Bruce Maggin

Index

Signature	Title	Date
*	Director	February 22, 2016
Parm Sandhu

*	Director	February 22, 2016
Doug Shapiro

*	Director	February 22, 2016
Kelli Turner

*	Director	February 22, 2016
Gerhard Zeiler

*	By:	/s/ David Sturgeon
David Sturgeon
Attorney-in-fact **

**	By authority of the power of attorney filed herewith

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2012	$12,393	$105,002
Charged to costs and expenses	3,683	23,123
Deductions (1)	(1,802)	—
Foreign exchange	515	4,893
BALANCE December 31, 2013	14,789	133,018
Charged to costs and expenses	4,238	7,012
Deductions (1)	(6,303)	—
Foreign exchange	(1,989)	(15,767)
BALANCE December 31, 2014	10,735	124,263
Charged to costs and expenses	2,071	(3,614)
Deductions (1)	(2,402)	—
Foreign exchange	(1,203)	(11,168)
BALANCE December 31, 2015	$9,201	$109,481

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1