Form 10-Q
period 2016-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2016-04-27
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2016
Class A Common Stock, par value $0.08	135,899,778

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2016

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$98,419	$61,679
Accounts receivable, net (Note 6)	142,828	167,427
Program rights, net (Note 5)	94,215	85,972
Other current assets (Note 7)	28,471	43,206
Total current assets	363,933	358,284
Non-current assets
Property, plant and equipment, net (Note 8)	111,748	108,522
Program rights, net (Note 5)	180,610	169,073
Goodwill (Note 3)	650,785	622,243
Broadcast licenses and other intangible assets, net (Note 3)	155,995	151,162
Other non-current assets (Note 7)	31,727	31,133
Total non-current assets	1,130,865	1,082,133
Total assets	$1,494,798	$1,440,417

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$140,001	$134,705
Current portion of long-term debt and other financing arrangements (Note 4)	1,202	1,155
Other current liabilities (Note 10)	45,065	10,448
Total current liabilities	186,268	146,308
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	945,685	908,521
Other non-current liabilities (Note 10)	65,052	65,749
Total non-current liabilities	1,010,737	974,270
Commitments and contingencies (Note 19)
Temporary equity
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2015 - 200,000) (Note 12)	245,708	241,198
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2015 – one)	—	—
135,899,778 shares of Class A Common Stock of $0.08 each (December 31, 2015 – 135,804,221)	10,872	10,864
Nil shares of Class B Common Stock of $0.08 each (December 31, 2015 – nil)	—	—
Additional paid-in capital	1,910,370	1,914,050
Accumulated deficit	(1,645,680)	(1,605,245)
Accumulated other comprehensive loss	(224,285)	(242,409)
Total CME Ltd. shareholders’ equity	51,277	77,260
Noncontrolling interests	808	1,381
Total equity	52,085	78,641
Total liabilities and equity	$1,494,798	$1,440,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$129,000	$126,133
Operating expenses:
Content costs	71,978	71,290
Other operating costs	16,454	17,038
Depreciation of property, plant and equipment	7,285	7,001
Amortization of broadcast licenses and other intangibles	2,060	3,499
Cost of revenues	97,777	98,828
Selling, general and administrative expenses	23,460	43,901
Restructuring costs	—	643
Operating income / (loss)	7,763	(17,239)
Interest expense (Note 14)	(49,154)	(40,118)
Non-operating income / (expense), net (Note 15)	1,416	(12,741)
Loss before tax	(39,975)	(70,098)
Provision for income taxes	(719)	(145)
Loss from continuing operations	(40,694)	(70,243)
Loss from discontinued operations, net of tax	—	(3,288)
Net loss	(40,694)	(73,531)
Net loss attributable to noncontrolling interests	259	257
Net loss attributable to CME Ltd.	$(40,435)	$(73,274)

Net loss	$(40,694)	$(73,531)
Other comprehensive income / (loss):
Currency translation adjustment	19,058	(103,764)
Unrealized loss on derivative instruments (Note 11)	(1,248)	(607)
Total other comprehensive income / (loss)	17,810	(104,371)
Comprehensive loss	(22,884)	(177,902)
Comprehensive loss / (income) attributable to noncontrolling interests	573	(849)
Comprehensive loss attributable to CME Ltd.	$(22,311)	$(178,751)

PER SHARE DATA (Note 17):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.31)	$(0.51)
Discontinued operations attributable to CME Ltd. - Basic and diluted	—	(0.02)
Net loss attributable to CME Ltd. - Basic and diluted	(0.31)	(0.53)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	147,078	146,606
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	838	—	—	—	838
Share issuance, stock-based compensation	—	—	95,557	8	—	—	(8)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(4,510)	—	—	—	(4,510)
Net loss	—	—	—	—	—	—	—	(40,435)	—	(259)	(40,694)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,248)	—	(1,248)
Currency translation adjustment	—	—	—	—	—	—	—	—	19,372	(314)	19,058
BALANCE March 31, 2016	1	$—	135,899,778	$10,872	—	$—	$1,910,370	$(1,645,680)	$(224,285)	$808	$52,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,694)	$(73,531)
Adjustments to reconcile net loss to net cash generated from continuing operating activities:
Loss from discontinued operations, net of tax	—	3,288
Amortization of program rights	71,978	70,279
Depreciation and other amortization	25,847	23,000
Interest paid in kind	—	548
Loss on disposal of fixed assets	32	140
Deferred income taxes	904	(249)
Stock-based compensation (Note 16)	838	408
Change in fair value of derivatives	13,868	1,010
Foreign currency exchange (gain) / loss, net	(15,438)	3,592
Changes in assets and liabilities:
Accounts receivable, net	30,904	31,362
Accounts payable and accrued liabilities	(15,132)	(15,017)
Program rights	(69,956)	(82,905)
Other assets and liabilities	(1,582)	920
Accrued interest	19,830	25,619
Income taxes payable	(245)	(282)
Deferred revenue	20,121	18,411
VAT and other taxes payable	(1,617)	24,162
Net cash generated from continuing operating activities	$39,658	$30,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(6,076)	$(7,481)
Disposal of property, plant and equipment	—	52
Net cash used in continuing investing activities	$(6,076)	$(7,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	$(341)	$(606)
Payment of credit facilities and capital leases	(341)	(245)
Net cash used in continuing financing activities	$(682)	$(851)

Net cash used in discontinued operations - operating activities	—	(710)
Net cash provided by discontinued operations - investing activities	328	865
Net cash used in discontinued operations - financing activities	—	(41)

Impact of exchange rate fluctuations on cash and cash equivalents	3,512	(3,598)
Net increase in cash and cash equivalents	$36,740	$18,991
CASH AND CASH EQUIVALENTS, beginning of period	61,679	34,298
CASH AND CASH EQUIVALENTS, end of period	$98,419	$53,289

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accretion on Series B Convertible Redeemable Preferred Stock	$4,510	$4,141
Interest paid in kind	—	548
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 18, "Segment Data" for financial information by segment.
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
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, FANDA, SMICHOV, TELKA and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic launched on February 1, 2016.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 22, 2016. Our significant accounting policies have not changed since December 31, 2015, except as noted below.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Functional Currency
Following the refinancing of the remaining outstanding dollar-denominated debt with Euro-denominated debt, CME Ltd.'s income and expenses are primarily denominated in Euro. It is anticipated that CME Ltd.'s cash flows will primarily be in Euros. Accordingly, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. Our reporting currency continues to be the U.S. dollar.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2016 we adopted the following guidance issued by the Financial Accounting Standards Board (the “FASB”):
In November 2014, the FASB issued guidance which standardizes the method used in the accounting for hybrid financial instruments issued in the form of a share. The guidance requires an entity to consider all relevant terms and features in evaluating the nature of the host contract in a hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued guidance which simplifies the balance sheet presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that liability. The retrospective adoption of this guidance decreased our other non-current assets as at December 31, 2015 by US$ 13.8 million, with a corresponding decrease in our long-term debt and other financing arrangements in our condensed consolidated balance sheet, with no impact to our condensed consolidated statements of operations and comprehensive income / loss or condensed consolidated statements of cash flows. Certain amounts in the prior year's condensed consolidated balance sheets have been reclassified to conform to the current year presentation.
In November 2015, the FASB issued guidance which requires that deferred tax balances be classified as non-current in our condensed consolidated balance sheet. The prospective adoption of this guidance did not have any effect on our net deferred income tax liability. Prior period amounts have not been adjusted.
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning January 1, 2018. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
In February 2016, the FASB issued new guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset, with an available exception for leases shorter than twelve months. The guidance is effective for our fiscal year beginning January 1, 2019. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
In March 2016, the FASB issued new guidance which is intended to simplify accounting for share-based payment transactions, specifically with regard to income taxes, the classification as either equity or liabilities and the presentation in the statement of cash flows. The guidance is effective for our fiscal year beginning January 1, 2017. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2016 and December 31, 2015 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Foreign currency	1,164	28	21,194	3,973	2,183	—	28,542
Balance, March 31, 2016	28,890	579	493,140	78,388	49,788	—	650,785
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, March 31, 2016	$173,529	$11,033	$780,685	$89,416	$49,788	$19,400	$1,123,851

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$86,979	$—	$86,979	$83,188	$—	$83,188
Amortized:
Broadcast licenses	200,419	(135,132)	65,287	191,860	(127,613)	64,247
Trademarks	646	(646)	—	614	(614)	—
Customer relationships	55,599	(52,254)	3,345	53,120	(49,672)	3,448
Other	1,807	(1,423)	384	2,138	(1,859)	279
Total	$345,450	$(189,455)	$155,995	$330,920	$(179,758)	$151,162
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2016	December 31, 2015
Senior Debt	$943,210	$906,028
Other credit facilities and capital leases	3,677	3,648
Total long-term debt and other financing arrangements	946,887	909,676
Less: current maturities	(1,202)	(1,155)
Total non-current long-term debt and other financing arrangements	$945,685	$908,521
Financing Transactions
During the three months ended March 31, 2016 we paid US$ 10.0 million of accrued Guarantee Fees (as defined below) for which we had previously made an election to pay in kind by adding such semi-annual Guarantee Fees to any such amount then outstanding. The accrued Guarantee Fee payment is presented as a cash outflow from operating activities in our condensed consolidated statements of cash flows.
On April 7, 2016 we drew the EUR 468.8 million (approximately US$ 533.4 million as of the transaction date) 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the outstanding US$ 38.2 million of the 15.0% term loan facility due 2017 (the "2017 Term Loan") plus accrued and unpaid interest, and toward the redemption and discharge of the outstanding US$ 502.5 million of the 15.0% Senior Secured Notes due 2017 (the "2017 PIK Notes") plus accrued and unpaid interest. See Note 21, "Subsequent Events".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Overview
Total senior debt and credit facilities comprised the following at March 31, 2016:

	Principal Amount of Liability Component	Debt Issuance Costs	Unamortized Discount	Net Carrying Amount
2017 PIK Notes (1)	$502,504	$(2,652)	$(128,674)	$371,178
2017 Term Loan (2)	38,194	(268)	(9,473)	28,453
2018 Euro Term Loan	285,536	(742)	—	284,794
2019 Euro Term Loan	267,930	(9,145)	—	258,785
2021 Revolving Credit Facility (3)	—	—	—	—
Total senior debt and credit facilities	$1,094,164	$(12,807)	$(138,147)	$943,210

(1)
The principal amount represents the original principal amount of US$ 400.0 million plus interest paid in kind by adding such amount to the original principal amount. The 2017 PIK Notes were redeemed on April 8, 2016. See Note 21, "Subsequent Events".

(2)
The principal amount represents the original principal amount of US$ 30.0 million plus interest paid in kind by adding such amount to the original principal amount. The 2017 Term Loan was repaid on April 7, 2016. See Note 21, "Subsequent Events".

(3)
Debt issuance costs related to the 2021 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2021 Revolving Credit Facility.

Senior Debt
Our senior debt comprised the following at March 31, 2016 and December 31, 2015:

	Carrying Amount		Fair Value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
2017 PIK Notes	$371,178	$359,789	$502,504	$552,338
2017 Term Loan	28,453	27,592	38,194	41,525
2018 Euro Term Loan	284,794	272,189	285,536	273,046
2019 Euro Term Loan	258,785	246,458	267,930	256,210
	$943,210	$906,028	$1,094,164	$1,123,119
Euro Term Loans
2018 Euro Term Loan
As at March 31, 2016, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 285.5 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. As at March 31, 2016, the interest rate on amounts outstanding under the 2018 Euro Term Loan was 1.50% and the all-in borrowing rate including the Guarantee Fee was 8.50% (as shown in the table under the heading "Interest Rate Summary" below).
The 2018 Euro Term Loan matures on November 1, 2018 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the occurrence of certain events, including if our net leverage (as defined in our Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from November 1, 2017. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by CME BV and by Time Warner and certain of its subsidiaries.
The fair value of the 2018 Euro Term Loan as at March 31, 2016 approximated its face value. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the Euro Term Loans, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

2019 Euro Term Loan
As at March 31, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 267.9 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. As at March 31, 2016, the interest rate on amounts outstanding under the 2019 Euro Term Loans was 1.50% and the all-in borrowing rate including the Guarantee Fee was 8.50% (as shown in the table under the heading "Interest Rate Summary" below).
The 2019 Euro Term Loan matures on November 1, 2019 and may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. The 2019 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by CME BV and by Time Warner and certain of its subsidiaries.
The fair value of the 2019 Euro Term Loan as at March 31, 2016 approximated its face value. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the Euro Term Loans, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at March 31, 2016, our EUR 468.8 million (approximately US$ 533.7 million) floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") was undrawn. On April 7, 2016 we drew on the 2021 Euro Term Loan (see Note 21, "Subsequent Events"). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.07% and 1.90% depending on the credit rating of Time Warner, and is payable quarterly in arrears on each April 7, July 7, October 7 and January 7. The all-in borrowing rate, including the Guarantee Fee, applicable to the 2021 Euro Term Loan ranges from 10.50% (if our net leverage ratio is greater than or equal to eight times) to 7.0% per annum (if our net leverage ratio is less than five times). On the date of the drawdown, the all-in borrowing rate on the 2021 Euro Term Loan was 10.50%.
The 2021 Euro Term Loan matures on February 19, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the earlier of the occurrence of certain events, including if our net leverage (as defined in our Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from February 19, 2020. The 2021 Euro Term Loan is a senior unsecured obligation of CME BV, and is unconditionally guaranteed by CME Ltd. and by Time Warner and certain of its subsidiaries. Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the Euro Term Loans, and as such are not required to be accounted for separately.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner which provides for the payment of guarantee fees (the "Guarantee Fees") to Time Warner as consideration for those guarantees, and that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility.
We are paying Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis as shown in the table below. For the three months ended March 31, 2016 and 2015, we recognized US$ 9.1 million and US$ 4.8 million of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2018 Euro Term Loan and the 2019 Euro Term Loan are payable semi-annually in arrears on each May 1 and November 1, in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding). The Guarantee Fees relating to the 2021 Euro Term Loan are payable semi-annually in arrears on each June 1 and December 1, in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding) after the first 5.0% (including the base rate and the rate paid pursuant to the hedging arrangement) is paid in cash.
The Guarantee Fees paid in kind are presented as a component of other non-current liabilities (see Note 10, "Other Liabilities") and bear interest per annum at their respective Guarantee Fee rate (as set forth in the table below), payable semi-annually in arrears in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding) on each respective payment date. Guarantee Fees paid in cash are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Interest Rate Summary

	Base Rate	Rate Fixed Pursuant to Interest Rate Hedges	Guarantee Fee Rate	All-in Borrowing Rate
2017 PIK Notes (1)	15.00%	—%	—%	15.00%
2017 Term Loan (1)	15.00%	—%	—%	15.00%
2018 Euro Term Loan (2)	1.50%	0.21%	6.79%	8.50%
2019 Euro Term Loan	1.50%	0.31%	6.69%	8.50%
2021 Euro Term Loan (3)	1.50%	0.28%	8.72%	10.50%

(1)	The 2017 PIK Notes were redeemed on April 8, 2016 and the 2017 Term Loan was repaid on April 7, 2016 with the proceeds from the 2021 Euro Term Loan and cash on hand. See Note 21, "Subsequent Events".

(2)
The rate fixed pursuant to interest rate hedges presented is effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the guarantee fee rate, such that all-in borrowing rate remains 8.50%.

(3)	The 2021 Euro Term Loan was undrawn as at March 31, 2016. These rates represent the rates in effect on April 7, 2016, the date the 2021 Euro Term Loan was drawn. See Note 21, "Subsequent Events".
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn as at March 31, 2016.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 9.0%, which we may pay in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2021 Revolving Credit Facility. With effect from April 7, 2016, the interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The maturity date of the 2021 Revolving Credit Facility is February 19, 2021 with the available amount decreasing to US$ 50.0 million with effect from January 1, 2018. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
The 2021 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The 2021 Revolving Credit Facility agreement contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The agreement also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults.
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Credit facilities (1) – (3)	$—	$—
Capital leases	3,677	3,648
Total credit facilities and capital leases	3,677	3,648
Less: current maturities	(1,202)	(1,155)
Total non-current credit facilities and capital leases	$2,475	$2,493

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2016, we had deposits of US$ 67.8 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2015, we had deposits of US$ 19.6 million in and no drawings on the BMG cash pool.

(2)
As at March 31, 2016 and December 31, 2015, there were no drawings outstanding under a CZK 800.0 million (approximately US$ 33.7 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 800.0 million (approximately US$ 33.7 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

(3)
As at March 31, 2016 there were RON 25.1 million (approximately US$ 6.4 million) of receivables factored under a RON 75.0 million (approximately US$ 19.1 million) factoring framework agreement with Global Funds IFN S.A. entered into in the first quarter of 2016. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum for the period that receivables are factored and outstanding.

As at March 31, 2016 there were no receivables factored under a RON 20.0 million (approximately US$ 5.1 million) factoring framework agreement with UniCredit Bank S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at 2.3% per annum for the period that receivables are factored and outstanding.
Total Group
At March 31, 2016, the maturity of our senior debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2016	$—
2017 (1)	826,234
2018	—
2019	267,930
2020	—
2021 and thereafter	—
Total senior debt and credit facilities	1,094,164
Debt issuance costs	(12,807)
Less: net discount	(138,147)
Carrying amount of senior debt and credit facilities	$943,210

(1)
On April 7, 2016, we drew the 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the 2017 Term Loan and the redemption and discharge of the 2017 PIK Notes. Also on April 7, 2016, we extended the maturity date of the 2018 Euro Term Loan to November 1, 2018 and extended the maturity date of the 2021 Revolving Credit Facility at the current borrowing capacity until January 1, 2018 and with a borrowing capacity US$ 50.0 million from January 1, 2018 to the maturity date on February 19, 2021. See Note 21, "Subsequent Events".

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2016:

2016	$973
2017	1,216
2018	947
2019	589
2020	86
2021 and thereafter	—
Total undiscounted payments	3,811
Less: amount representing interest	(134)
Present value of net minimum lease payments	$3,677

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

5.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Program rights:
Acquired program rights, net of amortization	$192,860	$179,632
Less: current portion of acquired program rights	(94,215)	(85,972)
Total non-current acquired program rights	98,645	93,660
Produced program rights – Feature Films:
Released, net of amortization	1,264	1,298
Produced program rights – Television Programs:
Released, net of amortization	60,651	56,125
Completed and not released	2,263	3,500
In production	16,955	13,783
Development and pre-production	832	707
Total produced program rights	81,965	75,413
Total non-current acquired program rights and produced program rights	$180,610	$169,073
6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unrelated customers	$152,660	$176,628
Less: allowance for bad debts and credit notes	(9,832)	(9,201)
Total accounts receivable	$142,828	$167,427

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

7.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Current:
Prepaid acquired programming	$16,969	$22,761
Other prepaid expenses	9,227	6,941
Deferred tax	—	10,425
VAT recoverable	783	733
Income taxes recoverable	270	249
Other	1,222	2,097
Total other current assets	$28,471	$43,206

	March 31, 2016	December 31, 2015
Non-current:
Capitalized debt costs	$23,956	$27,060
Deferred tax	3,545	124
Other	4,226	3,949
Total other non-current assets	$31,727	$31,133
Capitalized debt costs are being amortized over the term of the related debt instruments using either the straight-line method, which approximates the effective interest method, or the effective interest method.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Land and buildings	$96,671	$92,237
Machinery, fixtures and equipment	177,650	164,503
Other equipment	28,745	32,314
Software licenses	58,906	55,656
Construction in progress	1,996	3,001
Total cost	363,968	347,711
Less: accumulated depreciation	(252,220)	(239,189)
Total net book value	$111,748	$108,522

Assets held under capital leases (included in the above)
Land and buildings	$3,979	$3,805
Machinery, fixtures and equipment	5,081	4,646
Total cost	9,060	8,451
Less: accumulated depreciation	(4,062)	(3,556)
Total net book value	$4,998	$4,895

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2016 and 2015 is comprised of:

	For the Three Months Ended March 31,
	2016	2015
Opening balance	$108,522	$114,335
Additions	5,536	4,982
Disposals	(50)	(192)
Depreciation	(7,285)	(7,001)
Foreign currency movements	5,025	(12,330)
Ending balance	$111,748	$99,794
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$47,072	$54,526
Related party accounts payable	84	53
Programming liabilities	27,701	24,901
Related party programming liabilities	13,950	14,583
Duties and other taxes payable	11,803	12,856
Accrued staff costs	15,496	20,709
Accrued interest payable	851	914
Related party accrued interest payable	16,823	477
Income taxes payable	16	249
Accrued legal contingencies and professional fees	1,618	1,744
Authors’ rights	3,496	2,516
Other accrued liabilities	1,091	1,177
Total accounts payable and accrued liabilities	$140,001	$134,705
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Current:
Deferred revenue	$28,822	$7,546
Derivative liabilities	14,517	650
Restructuring provision	180	458
Legal provision	1,257	1,520
Other	289	274
Total other current liabilities	$45,065	$10,448

	March 31, 2016	December 31, 2015
Non-current:
Deferred tax	$20,537	$25,990
Related party Commitment Fee payable (1)	9,136	9,240
Related party Guarantee Fee payable	7,475	22,655
Accrued interest (2)	3,910	977
Related party accrued interest (2)	21,215	5,304
Other	2,779	1,583
Total other non-current liabilities	$65,052	$65,749

(1)
Represents the commitment fee ("Commitment Fee") payable to Time Warner in respect of its obligation under a commitment letter dated November 14, 2014 between Time Warner and CME whereby Time Warner agreed to provide or assist with arranging a loan facility to repay our 5.0% senior convertible notes at maturity in November 2015. The Commitment Fee is payable by November 1, 2019, the maturity date of the 2019 Euro Term Loan, or earlier if the repayment of the 2019 Euro Term Loan is accelerated. The Commitment Fee bears interest at 8.5% per annum and such interest is payable in arrears on each May 1 and November 1, beginning May 1, 2016 and may be paid in cash or in kind, at our election.

(2)	Represents interest on the 2017 PIK Notes and the 2017 Term Loan which was repaid in April 2016 with the proceeds from the 2021 Euro Term Loan and cash on hand. See Note 21, "Subsequent Events".
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our 2018 Euro Term Loan, our 2019 Euro Term Loan and our 2021 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations. For the three months ended March 31, 2016, we did not recognize any charges related to hedge ineffectiveness.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Notional Amount	Maturity Date	Objective	Fair Value as at March 31, 2016
April 5, 2016	5	Interest rate swap	€468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	N/A
April 5, 2016	4	Interest rate swap	€250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	N/A
November 10, 2015	3	Interest rate swap	€235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,772)
November 14, 2014	2	Interest rate swap	€250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(896)
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2015	$(1,420)
Loss on interest rate swaps	(1,551)
Reclassified to interest expense	303
BALANCE March 31, 2016	$(2,668)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Currency swaps	$(14,050)	$(1,010)
Foreign Currency Risk
We have entered into a number of forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements and to the refinancing of certain Senior Debt. Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Notional Amount	Maturity Date	Objective	Fair Value as at March 31, 2016
February 17, 2016	5	EUR / USD forward	$557,000	April 7, 2016	Refinancing of 2017 PIK Notes and 2017 Term Loan	$(12,410)
February 11, 2016	1	EUR / USD forward	$50,140	December 21, 2016	USD-denominated operating payments	$(221)
December 3, 2015	2	EUR / USD forward	$32,698	December 21, 2016	USD-denominated operating payments	$(1,886)
These forward foreign exchange contracts are considered economic hedges but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded as changes in fair value of derivatives in the condensed consolidated statements of operations and comprehensive income / loss and in the condensed consolidated balance sheet in other liabilities. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.
12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at March 31, 2016 and December 31, 2015. As at March 31, 2016 and December 31, 2015, the carrying value of the Series B Preferred Shares was US$ 245.7 million and US$ 241.2 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of March 31, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 101.4 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 7.5%, compounded quarterly, from and including June 25, 2013, the date of issuance, to but excluding the third anniversary of the date of issuance, and at an annual rate of 3.75%, compounded quarterly, from and including the third anniversary of the date of issuance to but excluding the fifth anniversary of the date of issuance. We have the right from June 25, 2016 to pay cash to the holder in lieu of any further accretion. From June 25, 2016, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2016, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part from June 25, 2016, upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
Holders of the Series B Preferred Shares have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares will rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. These shares are not currently redeemable and thus have been recorded on the condensed consolidated balance sheet based on fair value at the time of issuance. We have determined that it is probable that the Series B Preferred Shares will become redeemable and thus have accreted changes in the redemption value since issuance. For the three months ended March 31, 2016 and 2015, we recognized accretion on the Series B Preferred Shares of US$ 4.5 million and US$ 4.1 million, respectively, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2016 and December 31, 2015.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2016 and December 31, 2015. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2016 and December 31, 2015 (see Note 12, "Convertible Redeemable Preferred Shares"). Assuming conversion on June 25, 2016 and no further adjustments to the conversion price under the Certificate of Designations for the Series B Preferred Shares, TW Investor would be issued 103.1 million shares of Class A common stock upon conversion.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2016 and December 31, 2015. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 135.9 million and 135.8 million shares of Class A common stock outstanding at March 31, 2016 and December 31, 2015, respectively, and no shares of Class B common stock outstanding at March 31, 2016 or December 31, 2015.
As at March 31, 2016, TW Investor owns 45.2% of the outstanding shares of Class A common stock and has a 49.4% voting interest in the Company due to its ownership of the Series A Preferred Share.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Common Stock Warrants
As at March 31, 2016, warrants to purchase 114,000,000 shares of Class A common stock at an exercise price of US$ 1.00 per share, generally exercisable from May 2, 2016 to May 2, 2018, were outstanding. 100,926,996 (approximately 88.5%) of these warrants are held by Time Warner and TW Investor. Time Warner also holds the right to exercise its warrants prior to May 2, 2016 at such times and in such amounts as would allow Time Warner to own up to 49.9% of the outstanding shares of the Class A common stock of the Company (including any shares attributed to it as part of a group under Section 12(d)(3) of the Securities Exchange Act of 1934).
We utilized a Black-Scholes valuation model to determine the fair value of each warrant. The Black-Scholes valuation model uses subjective assumptions of expected volatility, risk-free interest rates, the expected term of options granted, and expected rates of dividends. Changes in these assumptions could materially affect the estimated fair value. The Company determined the volatility assumption for these stock options using historical volatilities data from its traded Class A common stock. The expected term was estimated based on management's expectation of future exercises. The risk-free rate assumed in valuing the warrants was based on the U.S. Treasury yield curve at the grant date based on the expected term. The Company assumed a dividend rate of zero based on historical experience and expected dividends to be issued over the expected term. This measurement of estimated fair value uses Level 3 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". The warrants are classified in additional paid-in capital, a component of equity and are not subject to subsequent revaluation.
14.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Interest on Senior Debt and other financing arrangements	$32,652	$27,618
Amortization of capitalized debt issuance costs	3,899	3,837
Amortization of debt issuance discount and premium, net	12,603	8,663
Total interest expense	$49,154	$40,118
We paid cash interest of US$ 2.6 million and US$ 1.3 million during the three months ended March 31, 2016 and 2015, respectively. In addition, we paid US$ 10.0 million of accrued Guarantee Fees during the three months ended March 31, 2016, for which we had previously made an election to pay in kind.
15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Interest income	$108	$112
Foreign currency exchange gain / (loss), net	15,422	(11,489)
Change in fair value of derivatives (Note 11)	(14,050)	(1,010)
Other expense, net	(64)	(354)
Total other non-operating income / (expense)	$1,416	$(12,741)
16.    STOCK-BASED COMPENSATION
Under 2015 Stock Incentive Plan (the "2015 Plan") 6,000,000 shares are authorized for grants of stock options, restricted stock units ("RSUs"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under the Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees and to directors at the discretion of the Compensation Committee. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
The charge for stock-based compensation in our condensed consolidated statements of operations and comprehensive income / loss was as follows:

	For the Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses	$838	$408

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Stock Options
A summary of option activity for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,666,000	$3.53	9.07	$640
Granted	411,392	2.46
Outstanding at March 31, 2016	2,077,392	$3.32	9.04	$453
Vested and expected to vest	2,077,392	3.32	9.04	453
Exercisable at March 31, 2016	66,000	$33.66	0.17	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of March 31, 2016 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2016. This amount changes based on the fair value of our Class A common stock. As at March 31, 2016, there was US$ 2.6 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.3 years.
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
The following table summarizes information about unvested RSUs as at March 31, 2016:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	2,554,597	$2.72
Granted	533,356	2.46
Vested	(95,557)	3.24
Unvested at March 31, 2016	2,992,396	$2.65
As at March 31, 2016, the intrinsic value of unvested RSUs was US$ 7.6 million. Total unrecognized compensation cost related to unvested RSUs as at March 31, 2016 was US$ 4.4 million and is expected to be recognized over a weighted-average period of 2.7 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2016	2015
Loss from continuing operations	$(40,694)	$(70,243)
Net loss attributable to noncontrolling interests	259	257
Less: preferred share accretion paid in kind (Note 12)	(4,510)	(4,141)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(44,945)	(74,127)
Loss from discontinued operations, net of tax	—	(3,288)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(44,945)	$(77,415)

Effect of dilutive securities
Preferred share accretion paid in kind	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(44,945)	$(77,415)

Weighted average outstanding shares of common stock - Basic (1)	147,078	146,606
Dilutive effect of employee stock options and RSUs	—	—
Weighted average outstanding shares of common stock - Diluted	147,078	146,606

Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.31)	$(0.51)
Discontinued operations attributable to CME Ltd. - Basic and diluted	—	(0.02)
Net loss attributable to CME Ltd. - Basic and diluted	(0.31)	(0.53)

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

At March 31, 2016, 3,122,121 (December 31, 2015: 3,221,575) stock options, warrants and RSUs were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. Our Series B Preferred Shares were not considered for dilution as they are not convertible until June 25, 2016. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
18.    SEGMENT DATA
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2016 and 2015 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at March 31, 2016 and December 31, 2015 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2016	2015
Bulgaria	$15,859	$16,784
Croatia	11,645	11,993
Czech Republic	38,608	34,965
Romania	32,370	33,522
Slovak Republic	19,062	17,538
Slovenia	11,653	11,480
Intersegment revenues (1)	(197)	(149)
Total net revenues	$129,000	$126,133

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended March 31,
	2016	2015
Bulgaria	$1,069	$2,198
Croatia	1,401	1,862
Czech Republic	10,074	10,091
Romania	9,462	3,361
Slovak Republic	2,393	(145)
Slovenia	(708)	360
Elimination	(6)	(50)
Total operating segments	23,685	17,677
Corporate	(6,577)	(6,229)
Total OIBDA	$17,108	$11,448

Reconciliation to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended March 31,
	2016	2015
Total OIBDA	$17,108	$11,448
Depreciation of property, plant and equipment	(7,285)	(7,001)
Amortization of broadcast licenses and other intangibles	(2,060)	(3,499)
Other items (1)	—	(18,187)
Operating income / (loss)	7,763	(17,239)
Interest expense (Note 14)	(49,154)	(40,118)
Non-operating income / (expense), net (Note 15)	1,416	(12,741)
Loss before tax	$(39,975)	$(70,098)

(1)	Other items for the three months ended March 31, 2015 consists solely of a charge related to a tax audit of Pro TV in Romania which was subsequently reversed in the third quarter of 2015.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

Total assets (1):	March 31, 2016	December 31, 2015
Bulgaria	$134,293	$134,418
Croatia	54,592	52,306
Czech Republic	738,334	746,269
Romania	266,944	261,984
Slovak Republic	124,258	121,122
Slovenia	74,618	70,911
Total operating segments	1,393,039	1,387,010
Corporate	101,759	53,407
Total assets	$1,494,798	$1,440,417

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended March 31,
	2016	2015
Bulgaria	$182	$699
Croatia	277	528
Czech Republic	1,551	2,496
Romania	1,729	720
Slovak Republic	533	1,146
Slovenia	1,260	934
Total operating segments	5,532	6,523
Corporate	544	958
Total capital expenditures	$6,076	$7,481

Long-lived assets (1):	March 31, 2016	December 31, 2015
Bulgaria	$5,672	$5,602
Croatia	5,433	5,497
Czech Republic	40,500	39,907
Romania	22,489	20,873
Slovak Republic	16,190	15,606
Slovenia	15,260	15,082
Total operating segments	105,544	102,567
Corporate	6,204	5,955
Total long-lived assets	$111,748	$108,522

(1)	Reflects property, plant and equipment.

Revenue by type:	For the Three Months Ended March 31,
	2016	2015
Television advertising	$104,171	$101,615
Carriage fees and subscriptions	19,209	18,778
Other	5,620	5,740
Total net revenues	$129,000	$126,133

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2016, we had total commitments of US$ $129.0 million (December 31, 2015: US$ 144.9 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2016	$41,554	$21,717	$2,833	$947
2017	35,450	7,725	2,410	—
2018	27,980	4,710	1,617	—
2019	15,833	10,467	714	—
2020	4,766	350	393	—
2021 and thereafter	3,392	398	1,369	—
Total	$128,975	$45,367	$9,336	$947
b) Call option
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria, however the closing of this transaction has not yet occurred because the purchaser financing is still pending. If consummated, we would own 90.0% of our Bulgaria operations.
Contingencies
a) Litigation
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations. We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or consolidated financial statements.
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
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with Time Warner, who is represented on our Board of Directors and holds a 49.4% voting interest in CME Ltd. as at March 31, 2016, as material related party transactions.
Time Warner

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$—	$22
Cost of revenues	6,696	2,299
Interest expense	41,505	29,166

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Programming liabilities	$13,950	$14,583
Other accounts payable and accrued liabilities	84	53
Long-term debt and other financing arrangements (1) (2)	335,813	324,979
Accrued interest payable (2) (3)	38,038	5,781
Other non-current liabilities (4)	16,611	31,895

(1)
Amount represents the principal amount outstanding of the 2017 PIK Notes held by Time Warner and the amounts outstanding on the 2017 Term Loan and 2021 Revolving Credit Facility, if drawn, less respective issuance discounts and debt issuance costs, including interest for which we made an election to pay in kind.

(2)
On April 7, 2016, we drew the 2021 Euro Term Loan and applied the proceeds, together with cash on hand, towards the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest. See Note 21, "Subsequent Events".

(3)
Amount represents the accrued interest on the principal amount of the outstanding 2017 PIK Notes held by Time Warner, which is payable in kind in arrears until November 15, 2015, and on the outstanding balance of the 2017 Term Loan and the 2021 Revolving Credit Facility, if drawn.

(4)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".
21.    SUBSEQUENT EVENTS
On April 7, 2016 we drew the 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the 2017 Term Loan plus accrued and unpaid interest, and toward the redemption and discharge of the 2017 PIK Notes plus accrued and unpaid interest. In the second quarter of 2016, we expect to recognize a loss on extinguishment of debt of approximately US$ 150.0 million.
Also on April 7, 2016, we extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018; and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. We also amended the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times).

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•	the term "2015 Convertible Notes" refers to our 5.0% senior convertible notes due November 2015, redeemed in November 2015;

•	the term "2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	the term "2017 Term Loan" refers to our 15.0% term loan facility due 2017, dated as of February 28, 2014, as amended and restated on November 14, 2014, repaid in April 2016;

•
the term "2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Time Warner, dated as of November 14, 2014 and amended on February 19, 2016 to, among other things, extend the maturity to 2018 with effect from the drawing of the 2021 Euro Term Loan;

•	the term "2019 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2019 guaranteed by Time Warner, dated as of September 30, 2015 and amended on February 19, 2016;

•
the term "2021 Euro Term Loan" refers to the undrawn senior unsecured term credit facility due 2021 entered into by our wholly-owned subsidiary CME Media Enterprises B.V., guaranteed by Time Warner and CME Ltd., entered into on February 19, 2016;

•
the term "2021 Revolving Credit Facility" refers to our amended and restated revolving credit facility dated as of February 28, 2014, as amended and restated as of November 14, 2014 and further amended and restated on February 19, 2016 to, among other things, extend the maturity to 2021 with effect from the drawing of the 2021 Euro Term Loan;

•
the term "Senior Debt" refers, as the context may require, to the 2015 Convertible Notes, 2017 PIK Notes, 2017 Term Loan, 2018 Euro Term Loan, 2019 Euro Term Loan, 2021 Euro Term Loan and 2021 Revolving Credit Facility;

•	the term "Guarantee Fees" refers to amounts accrued and payable to Time Warner as consideration for Time Warner's guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

•
the term "Reimbursement Agreement" refers to an agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner, dated as of November 14, 2014 and amended and restated on February 19, 2016;

•	the term "Time Warner" refers to Time Warner Inc.; and

•	the term "TW Investor" refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at March 31, 2016, unless otherwise indicated.
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
I.     Forward-looking Statements
This report contains forward-looking statements, including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “anticipate”, “trend”, “expect”, “plan”, “estimate”, “forecast”, “should”, “intend” and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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

Index

II.    Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in six countries in Central and Eastern Europe. We manage our business on a geographical basis, with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments. These operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers, how our operations are managed by segment managers, and the structure of our internal financial reporting.
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
Our key performance measure of the efficiency of our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues. We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that do not impact either our cash flows or the operating results of our operations. OIBDA and unlevered free cash flow, as defined below, are also used as a component in determining management bonuses. Intersegment revenues and profits have been eliminated on consolidation.
We have used free cash flow as a measure of our ability to generate cash. Free cash flow is defined as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our chief operating decision makers when evaluating performance. Following recent refinancing transactions, there is an increase in the amount of our interest that is cash pay on our outstanding indebtedness and we further expect to pay certain Guarantee Fees in cash. Since these cash payments are reflected in free cash flow, we think unlevered free cash flow better illustrates the cash generated by our operations when comparing different periods because it is defined as free cash flow before cash payments for interest and Guarantee Fees. OIBDA, free cash flow and unlevered free cash flow are non-GAAP financial measures and may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures. For additional information regarding our business segments, including a reconciliation to US GAAP financial measures, see Item 1, Note 18, "Segment Data".
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2016 and 2015.
Executive Summary
Our consolidated net revenues increased 4% at constant exchange rates during the three months ended March 31, 2016 compared to the corresponding period in 2015, due to improvement in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew 6% overall in the first quarter of 2016 compared to 2015. Our television advertising revenues grew 4% at constant rates during that period due primarily to significant growth in the Czech and Slovak Republics. We gained market share in our two largest markets, while heavy competition impacted growth in the number of commercial gross ratings points ("GRPs") we sold relative to the market in the rest of the countries. Carriage fees and subscription revenues increased 6% at constant rates during the first quarter due to growth in the number of subscribers to cable, satellite and IPTV platforms, as well as new channel launches. At actual rates, our consolidated net revenues increased 2% in the first three months of 2016 compared to the corresponding periods in 2015.
Costs charged in arriving at OIBDA were flat at constant rates during the three months ended March 31, 2016 compared to the same period in 2015. Competition for audience share remains significant and we made targeted investments in programming in certain countries, which was partially offset by more efficient local production and savings on foreign programming, so content costs overall increased 4% at constant rates. However, as we continue to focus on controlling costs, the increase in content costs was offset by savings in other costs. At actual rates, costs charged in arriving at OIBDA decreased 2% during the three months ended March 31, 2016 compared to the same period in 2015.
The growth in revenue while keeping costs flat resulted in an improvement in our OIBDA margin, which increased to 13% for the three months ended March 31, 2016 from 9% in the same period in 2015. Since we expect revenues to grow at a faster pace than costs this year and the next several years, we anticipate our full year OIBDA margin in 2016 will exceed our margin of 20% in 2015.
We maintained our audience share leadership in all countries during the first quarter, and the full roll-out of our spring season has improved our audience results since the end of March 2016. Several new local productions debuted towards the end of the quarter, and some are growing in popularity. We remain committed to the pillars of our programming strategy, which include news, local fiction, and local reality and entertainment, and will continue to invest in programming on a targeted basis to improve our competitive position as we focus on improving the profitability of our channels. We are also increasing audience engagement with our brands by expanding catch-up services beyond our larger markets with the introduction of advertising video on demand platforms in Bulgaria and Croatia, as well as other offerings for advertising online, such as the launch of news applications in the Czech Republic and Slovenia.
We ended the quarter with US$ 98.4 million of cash. Our unlevered free cash flow, which reflects free cash flow prior to cash payments for interest and Guarantee Fees, increased 88% to US$ 46.2 million in the three months ended March 31, 2016, from US$ 24.6 million in the same period in 2015. This improvement during the first quarter of 2016 reflected the improvement in OIBDA, lower payments for foreign programming and lower capital expenditures. Free cash flow increased 44% to US$ 33.6 million, from US$ 23.3 million in the same period in 2015, which was less than the improvement in unlevered free cash flow because we paid more interest in cash as well as a US$ 10.0 million payment for accrued Guarantee Fees during the first quarter of 2016.

Index

On April 8, 2016, we completed the refinancing transactions entered into on February 19, 2016. This transaction included:

•
The new EUR 468.8 million 2021 Euro Term Loan was used, together with corporate cash, to refinance US$ 502.5 million aggregate principal amount of the 2017 PIK Notes and the US$ 38.2 million 2017 Term Loan, including accrued and unpaid interest.

•	Extending the maturity date of the existing EUR 250.8 million term loan by one year so the Company’s nearest debt maturity is now November 2018.

•	Also extending the maturity date of CME’s existing US$ 115.0 million revolving credit facility from 2017 to 2021 with access to US$ 50.0 million of liquidity from 2018.
Following the transaction:

•	All senior debt currently outstanding is denominated in Euros.

•
The all-in rate applicable to the 2021 Euro Term Loan and associated guarantee by Time Warner ranges from 10.5% to 7.0%, depending on our net leverage ratio, decreasing the cost of borrowing as the Company’s net leverage ratio improves.

•
The cost of the revolving credit facility, which is currently undrawn, ranges from 10.0% to 7.0%, depending on our net leverage ratio, also decreasing the cost of borrowing as the Company’s net leverage ratio improves.

•	We expect to record a loss on extinguishment of debt amounting to approximately $150.0 million in the second quarter of 2016.

•
Savings from a lower cost of borrowing, together with improving unlevered free cash flow and expected proceeds from warrant exercises in the future, should allow us to substantially repay the principal amount of our nearest debt maturity in 2018.

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	2.4%	2.0%	(7)%
Croatia	1.4%	0.7%	2%
Czech Republic	2.5%	2.7%	10%
Romania*	3.4%	4.8%	0%
Slovak Republic	3.0%	2.7%	20%
Slovenia	2.1%	2.0%	5%
Total CME Ltd. Markets	2.7%	2.9%	6%
*    Romanian market excludes Moldova.
Source: CME Ltd. estimates based on market consensus for real GDP and real private consumption, and internal estimates for TV ad market growth at constant rates.
After adjusting for inflation, we estimate that during the first three months of 2016 the rate of overall GDP growth in the countries in which we operate remained higher than the average for Western Europe. The growth in our largest markets continues to be driven by domestic demand, which is evidenced by similar growth in real private consumption, in addition to growth in exports. We believe that the growth in real GDP and private consumption that is forecast for 2016 across all six of the countries in which we operate will be supportive of overall television advertising market growth during the year.
We estimate that the TV advertising markets in the countries in which we operate increased by 6% on average in the three months ended March 31, 2016 compared to the same period in 2015. In Bulgaria, spending on television advertising was lower in 2016 as certain advertisers reduced their budgets overall, in some cases by shifting spending to the competition for lower prices. The market growth in Croatia continues to be driven by an increase in average market prices. Advertisers in the Czech Republic allocated more of their full year budgets for television to the first quarter of 2016 at low season pricing resulting in a significantly higher growth rate in the first quarter than we expect for the full year. We expect growth to slow in the second quarter due to this phasing, as well as lower spending in the month of May related to the ice hockey world championship that was hosted in the country last year, which had a positive impact on spending in the market overall. In Romania, the overall number of GRPs sold and average prices were flat during the period reflecting in part the negative impact caused by the timing of Orthodox Easter, which is later in 2016 compared to 2015. There may be limited benefit from Easter in the second quarter of 2016 due to lower ratings. There were also changes in the measurement panel in Romania from the beginning of the year, which is shifting available inventory from the larger channels to the smaller channels. So the decrease in GRPs sold on the larger channels at higher prices is offset by higher volumes at lower prices on the smaller channels. In Slovakia the market grew due to both higher prices and strong demand for advertising, which continued to be influenced by an increase in spending on informational and political campaigns ahead of elections that took place in March 2016. Growth is expected to be significantly lower for the full year because spending for the remainder of 2016 will be lower following the elections in March and year-on-year comparisons will be impacted by the significant volume of campaigns in the second half of 2015. Excluding the spending on informational and political campaigns, we estimate the market grew 11% during the first quarter of 2016. In Slovenia, the demand for television advertising led to market growth from an increase in GRPs sold by the competition.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$15,859	$16,784	(5.5)%	(3.2)%
Croatia	11,645	11,993	(2.9)%	(1.6)%
Czech Republic	38,608	34,965	10.4%	10.7%
Romania	32,370	33,522	(3.4)%	0.0%
Slovak Republic	19,062	17,538	8.7%	11.3%
Slovenia	11,653	11,480	1.5%	4.0%
Intersegment revenues	(197)	(149)	NM (1)	NM (1)
Total net revenues	$129,000	$126,133	2.3%	4.3%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$1,069	$2,198	(51.4)%	(50.5)%
Croatia	1,401	1,862	(24.8)%	(26.8)%
Czech Republic	10,074	10,091	(0.2)%	(1.8)%
Romania	9,462	3,361	NM (1)	NM (1)
Slovak Republic	2,393	(145)	NM (1)	NM (1)
Slovenia	(708)	360	NM (1)	NM (1)
Eliminations	(6)	(50)	NM (1)	NM (1)
Total operating segments	23,685	17,677	34.0%	31.3%
Corporate	(6,577)	(6,229)	(5.6)%	(7.0)%
Consolidated OIBDA	$17,108	$11,448	49.4%	43.9%

OIBDA margin	13.3%	9.1%	4.2 p.p.	3.6 p.p.
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$9,964	$11,261	(11.5)%	(9.5)%
Carriage fees and subscriptions	4,571	4,500	1.6%	4.7%
Other	1,324	1,023	29.4%	32.4%
Net revenues	15,859	16,784	(5.5)%	(3.2)%
Costs charged in arriving at OIBDA	14,790	14,586	1.4%	4.0%
OIBDA	$1,069	$2,198	(51.4)%	(50.5)%

OIBDA margin	6.7%	13.1%	(6.4) p.p.	(6.5) p.p.
The television advertising market in Bulgaria declined an estimated 7% at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. The Bulgaria segment reported net revenues of US$ 15.9 million for the three months ended March 31, 2016 compared to US$ 16.8 million in the same period in 2015, a decrease of 6% on an actual basis, but a decrease of 3% on a constant currency basis. Television advertising revenues decreased during the quarter because certain advertising clients reduced the size of their budgets and our average prices were lower due to heavy competition. Additionally, our market share was negatively impacted because some clients shifted spending to our competitors for lower prices. Carriage fees and subscription revenues increased on a constant currency basis primarily due to growth in the number of subscribers. The increase in other revenues related to a stronger slate of theatrical releases during the quarter, which also partially offset the decrease in television advertising revenues.
Costs charged in arriving at OIBDA for the three months ended March 31, 2016 increased by 1% compared to the same period in 2015. On a constant currency basis, costs increased by 4% during the first quarter of 2015 due primarily to increases in content costs, as there was an increase in local production as well as higher costs for sports rights. This was partially offset by lower costs for foreign programming.
Our Bulgaria segment reported OIBDA of US$ 1.1 million for the three months ended March 31, 2016 compared to US$ 2.2 million in the same period in 2015, a decrease of US$ 1.1 million.
Croatia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$10,072	$10,301	(2.2)%	(1.1)%
Carriage fees and subscriptions	624	601	3.8%	6.3%
Other	949	1,091	(13.0)%	(10.9)%
Net revenues	11,645	11,993	(2.9)%	(1.6)%
Costs charged in arriving at OIBDA	10,244	10,131	1.1%	3.3%
OIBDA	$1,401	$1,862	(24.8)%	(26.8)%

OIBDA margin	12.0%	15.5%	(3.5) p.p.	(4.2) p.p.
The television advertising market in Croatia increased an estimated 2% at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. The Croatia segment reported net revenues of US$ 11.6 million for the three months ended March 31, 2016 compared to US$ 12.0 million in the same period in 2015, a decrease of 3% on an actual basis, but a decrease of 2% on a constant currency basis. The decrease in television advertising revenues at constant rates during both the first quarter was due to fewer GRPs sold, mostly offset by an increase in average prices.
Costs charged in arriving at OIBDA for the three months ended March 31, 2016 increased by 1% compared to the same period in 2015. On a constant currency basis costs increased by 3% during the first quarter due primarily to an increase in content costs as a result of launching an additional entertainment format when compared to the schedule in the same period of 2015.
Our Croatia segment reported OIBDA of US$ 1.4 million for the three months ended March 31, 2016 compared to US$ 1.9 million in the same period in 2015, a decrease of US$ 0.5 million.

Index

Czech Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$34,790	$31,448	10.6%	10.9%
Carriage fees and subscriptions	2,527	2,019	25.2%	26.2%
Other	1,291	1,498	(13.8)%	(13.9)%
Net revenues	38,608	34,965	10.4%	10.7%
Costs charged in arriving at OIBDA	28,534	24,874	14.7%	15.9%
OIBDA	$10,074	$10,091	(0.2)%	(1.8)%

OIBDA margin	26.1%	28.9%	(2.8) p.p.	(3.3) p.p.
The television advertising market in the Czech Republic increased an estimated 10% at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. Net revenues from our Czech Republic segment were US$ 38.6 million for the three months ended March 31, 2016 compared to US$ 35.0 million in the same period in 2015, an increase of 10% on an actual basis. On a constant currency basis, net revenues increased 11% during the three months ended March 31, 2016 due primarily to an increase in television advertising revenues from selling more GRPs, which contributed to a slight increase in market share. Advertisers in the Czech Republic allocated more of their budgets for television to the first quarter of 2016 at low season pricing resulting in a significantly higher growth rate in the first quarter than we expect for the full year. We expect growth to slow in the second quarter due to this phasing, as well as lower spending in the month of May related to the ice hockey world championship that was hosted in the country last year, which had a positive impact on spending in the market overall. Carriage fees and subscription revenues increased on a constant currency basis in the first quarter due to high definition versions of our channels that are now available as well as the launch of Nova Sport 2 in the second half of 2015, and the launch of Nova International during the first quarter of 2016.
Costs charged in arriving at OIBDA for the three months ended March 31, 2016 increased by 15% compared to the same period in 2015. On a constant currency basis costs increased 16% during the first quarter due to an increase in content costs from more local productions and more foreign movies compared to the same period last year. There were also additional costs for programming resulting from the launch of Nova Sport 2 last year.
Our Czech Republic segment reported OIBDA of US$ 10.1 million for the three months ended March 31, 2016, essentially flat compared to the same period in 2015.
Romania

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$21,696	$22,347	(2.9)%	0.2%
Carriage fees and subscriptions	9,986	10,370	(3.7)%	0.6%
Other	688	805	(14.5)%	(11.2)%
Net revenues	32,370	33,522	(3.4)%	0.0%
Costs charged in arriving at OIBDA	22,908	30,161	(24.0)%	(21.0)%
OIBDA	$9,462	$3,361	NM (1)	NM (1)

OIBDA margin	29.2%	10.0%	19.2 p.p.	18.8 p.p.

(1)	Number is not meaningful.
The television advertising market in Romania was flat at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. Our Romania segment reported net revenues of US$ 32.4 million for the three months ended March 31, 2016 compared to US$ 33.5 million in the same period in 2015, a decrease of 3% on an actual basis, but flat on a constant currency basis. Television advertising revenues were flat at constant rates during the first quarter of 2016 as a decrease in the volume of GRPs sold, driven in part by the timing of Orthodox Easter in 2016 compared to 2015, was offset by an increase in average prices, which contributed to a slight increase in market share year-on-year. There were also changes in the measurement panel in Romania from the beginning of the year, which is shifting available inventory from the larger channels to the smaller channels. Carriage fees and subscription revenues grew slightly during the period, due primarily to an increase in the number of subscribers, which helped offset a decrease in other revenues.
Costs charged in arriving at OIBDA for the three months ended March 31, 2016 decreased 24% compared to the same period in 2015. On a constant currency basis costs decreased 21% during the first quarter. Content costs decreased 12%, primarily as a result of not airing a local entertainment format in 2016 that was introduced as a lead-in to the spring season in 2015, but also due to some savings from foreign programming. The remaining decrease in costs resulted from lower personnel costs following restructuring efforts in 2015, lower professional fees for tax and legal advisors, and savings on satellite transmission costs.

Index

Our Romania segment generated OIBDA of US$ 9.5 million for the three months ended March 31, 2016 compared to US$ 3.4 million in the same period in 2015, an increase of US$ 6.1 million.
Slovak Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$17,845	$16,306	9.4%	12.1%
Carriage fees and subscriptions	317	300	5.7%	8.2%
Other	900	932	(3.4)%	(1.0)%
Net revenues	19,062	17,538	8.7%	11.4%
Costs charged in arriving at OIBDA	16,669	17,683	(5.7)%	(2.6)%
OIBDA	$2,393	$(145)	NM (1)	NM (1)

OIBDA margin	12.6%	(0.8)%	13.4 p.p.	12.5 p.p.
(1)     Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 20% at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. Our Slovak Republic operations reported net revenues of US$ 19.1 million for the three months ended March 31, 2016 compared to US$ 17.5 million in the same period in 2015, an increase of 9% on an actual basis, but an increase of 11% on a constant currency basis. Our television advertising revenues grew significantly during the first quarter mainly due to both higher prices and strong demand for advertising. The demand for advertising continued to be influenced by an increase in spending on informational and political campaigns ahead of elections that took place in March 2016. Growth is expected to be significantly lower for the full year because spending for the remainder of 2016 will be lower following the elections in March and year-on-year comparisons will be impacted by the significant volume of campaigns in the second half of 2015. Excluding the spending on informational and political campaigns, our revenues grew 6% during the first quarter of 2016 and our market share would have been higher since a lower proportion of these campaigns are placed on our channels.
Costs charged in arriving at OIBDA for the three months ended March 31, 2016 decreased by 6% compared to the same period in 2015. On a constant currency basis costs decreased by 3% during the first quarter due primarily to a decrease in content costs as savings from foreign content more than offset increased investment in local production.
Our Slovak Republic segment reported OIBDA of US$ 2.4 million for the three months ended March 31, 2016 compared to an OIBDA loss of US$ 0.1 million in the same period in 2015, an improvement of US$ 2.5 million.
Slovenia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$9,804	$9,952	(1.5)%	0.9%
Carriage fees and subscriptions	1,184	988	19.8%	23.6%
Other	665	540	23.1%	26.2%
Net revenues	11,653	11,480	1.5%	4.0%
Costs charged in arriving at OIBDA	12,361	11,120	11.2%	14.3%
OIBDA	$(708)	$360	NM (1)	NM (1)

OIBDA margin	(6.1)%	3.1%	(9.2) p.p.	(9.5) p.p.
(1)     Number is not meaningful.

The television advertising market in Slovenia increased an estimated 5% at constant rates in the three months ended March 31, 2016 compared to the same period in 2015. Our Slovenia segment reported net revenues of US$ 11.7 million for the three months ended March 31, 2016 compared to US$ 11.5 million in the same period in 2015, an increase of 2% on an actual basis, but an increase of 4% on a constant currency basis. Television advertising revenues were essentially flat, as certain clients shifted spending to our competitors for lower prices, which was offset by spending from new clients both on television and online. Carriage fees and subscription revenues increased primarily as a result of an increase in the monthly price for our SVOD product, Voyo.

Costs charged in arriving at OIBDA for the three months ended March 31, 2016 increased 11% compared to the same period in 2015. On a constant currency basis costs increased 14% during the first quarter due primarily to an increase in content costs as additional hours of local own produced programming and an earlier start to the spring season was partially offset by savings from foreign programming.

Index

Our Slovenia segment reported an OIBDA loss of US$ 0.7 million for the three months ended March 31, 2016 compared to OIBDA of US$ 0.4 million in the same period in 2015.
Free Cash Flow and Unlevered Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2016	2015	Movement
Net cash generated from continuing operating activities	$39,658	$30,755	28.9%
Capital expenditures, net	(6,076)	(7,429)	(18.2)%
Free cash flow	33,582	23,326	44.0%
Cash paid for interest	2,640	1,263	109.0%
Cash paid for Guarantee Fees	10,000	—	NM (1)
Unlevered free cash flow	$46,222	$24,589	88.0%
(1)    Number is not meaningful.

(US$ 000's)	March 31, 2016	December 31, 2015	Movement
Cash and cash equivalents	$98,419	$61,679	59.6%
We ended the quarter with US$ 98.4 million of cash. Our unlevered free cash flow, which reflects free cash flow prior to cash payments for interest and Guarantee Fees, increased 88% to US$ 46.2 million in the three months ended March 31, 2016, from US$ 24.6 million in the same period in 2015. This improvement during the first quarter of 2016 reflected the improvement in OIBDA, lower payments for foreign programming and lower capital expenditures. Free cash flow increased 44% to US$ 33.6 million, from US$ 23.3 million in the same period in 2015, which was less than the improvement in unlevered free cash flow because we paid more interest in cash as well as a US$ 10.0 million payment for accrued Guarantee Fees during the first quarter of 2016.
For the full year, we expect unlevered free cash flow to improve from US$ 73.9 million in 2015, primarily reflecting an increase in OIBDA, which will be partially offset by increased investments in local production. Cash paid for interest will be higher in 2016 than it was in 2015, and we also plan to start using cash to pay the Guarantee Fee related to the 2018 Euro Term Loan rather than electing to pay in kind. As a result, we anticipate that free cash flow for 2016 will decrease from US$ 55.5 million in 2015.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$104,171	$101,615	2.5%	4.3%
Carriage fees and subscriptions	19,209	18,778	2.3%	5.9%
Other revenue	5,620	5,740	(2.1)%	(0.1)%
Net Revenues	129,000	126,133	2.3%	4.3%
Operating expenses:
Content costs	71,978	71,290	1.0%	3.6%
Other operating costs	16,454	17,038	(3.4)%	(1.0)%
Depreciation of property, plant and equipment	7,285	7,001	4.1%	6.4%
Amortization of broadcast licenses and other intangibles	2,060	3,499	(41.1)%	(39.9)%
Cost of revenues	97,777	98,828	(1.1)%	1.5%
Selling, general and administrative expenses	23,460	43,901	(46.6)%	(45.8)%
Restructuring costs	—	643	(100.0)%	(100.0)%
Operating income / (loss)	$7,763	$(17,239)	NM (1)	NM (1)

(1)	Number is not meaningful.
Revenue:
Television advertising revenues: On a constant currency basis, television advertising spending in our markets grew on average by 6% in the three months ended March 31, 2016 as compared to the same period in 2015, positively impacting our television advertising revenues. See "Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased by 6% on a constant currency basis during the three months ended March 31, 2016, as compared to the same period in 2015, primarily in the Czech Republic due to the launch of additional channels in the second half of 2015 and first quarter of 2016, in addition to high definition versions of our channels that are now included in most cable and satellite platforms. See "Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. On a constant currency basis, other revenues were broadly flat during the three months ended March 31, 2016 as compared to the same period in the prior year.
Operating Expenses:
Content costs: Content costs (including production costs; and amortization and impairment of program rights) increased by 4% during the three months ended March 31, 2016 compared to the same period in 2015 on a constant currency basis. The increase is primarily due to more hours of local productions and an earlier start to the spring season, which was partially offset by savings from foreign programming.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased by US$ 0.6 million, or 3%, during the three months ended March 31, 2016 compared to the same period in 2015. On a constant currency basis, costs decreased by 1% due to lower transmission costs in Romania following the renegotiation of certain contracts in the second half of 2015 as well as lower repairs and maintenance costs.
Depreciation of property, plant and equipment: On a constant currency basis, total depreciation of property, plant and equipment increased by 6% reflecting depreciation expense on production equipment put in service in the fourth quarter of 2015.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased by US$ 1.4 million during the three months ended March 31, 2016, compared to the same period in 2015. On a constant currency basis, the decrease of 40% is due to higher amortization expense for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 which were subsequently divested with the sale of our Romanian studios in the fourth quarter of 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses are lower during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a charge taken in the prior year related to certain tax audits in Romania (which was subsequently reversed in the third quarter of 2015). Excluding the effect of this charge, selling, general and administrative costs for the three months ended March 31, 2016 decreased due to lower professional fees and lower salaries in Romania following the restructuring actions taken there in 2015.
Selling, general and administrative expenses also includes charge of US$ 0.8 million for three months ended March 31, 2016 in respect of non-cash stock-based compensation, an increase of US$ 0.4 million compared to March 31, 2015 (see Item 1, Note 16, "Stock-based Compensation").

Index

Operating income / (loss): Operating income for the three months ended March 31, 2016 was US$ 7.8 million compared to an operating loss of US$ 17.2 million during the same period in 2015, as net revenues on a constant currency basis increased by 4%, while our total costs decreased by 14%. Excluding the charge taken in the first quarter of 2015 related to tax audits then underway in Romania, operating income for the three months ended March 31, 2015 was US$ 0.9 million.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 6% for the three months ended March 31, 2016 compared to negative 14% for the three months ended March 31, 2015. Excluding the charge related to the Romanian tax audits, operating margin for the three months ended March 31, 2015 was 1%.
Other income / expense:

	For the Three Months Ended March 31, (US$ 000's)
	2016	2015	% Act
Interest expense	$(49,154)	$(40,118)	(22.5)%
Non-operating income / (expense):
Interest income	108	112	(3.6)%
Foreign currency exchange gain / (loss), net	15,422	(11,489)	NM (1)
Change in fair value of derivatives	(14,050)	(1,010)	NM (1)
Other expense, net	(64)	(354)	81.9%
Provision for income taxes	(719)	(145)	NM (1)
Loss from discontinued operations, net of tax	—	(3,288)	100.0%
Net loss attributable to noncontrolling interests	259	257	0.8%
Other comprehensive income / (loss):
Currency translation adjustment, net	19,058	(103,764)	NM (1)
Unrealized loss on derivative instruments	(1,248)	(607)	(105.6)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three months ended March 31, 2016 was US$ 49.2 million compared to US$ 40.1 million in the three months ended March 31, 2015. The increase in interest expense is due to the refinancing of the 2015 Convertible Notes (5% per annum) with the 2019 Euro Term Loan (all-in rate of 8.5% per annum) and a higher outstanding balance on the 2017 PIK Notes and the 2017 Term Loan due to our prior elections to pay interest in kind by adding such amounts to the principal balance. The amortization of debt issuance costs and discount on issuance of the 2017 PIK Notes and 2017 Term Loan also contributed to the increase.
Interest income: We recognized interest income of US$ 0.1 million during the three months ended March 31, 2016 compared to US$ 0.1 million in the three months ended March 31, 2015.
Foreign currency exchange gain / (loss), net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including certain of our Senior Debt, which are denominated in Euros, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.
During the three months ended March 31, 2016, we recognized a net gain of US$ 15.4 million, comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 24.3 million on our Senior Debt, and transaction gains of US$ 1.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the three months ended March 31, 2015, we recognized a net loss of US$ 11.5 million, comprised of transaction losses of US$ 36.5 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 34.7 million on our Senior Debt, and transaction losses of US$ 9.7 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three months ended March 31, 2016, we recognized losses of US$ 14.1 million as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on December 3, 2015, February 11, 2016 and February 17, 2016. During the three months ended March 31, 2015, we recognized a loss of US$ 1.0 million as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts that settled in the fourth quarter of 2015. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Other expense, net: We recognized other expense, net of US$ 0.1 million and US$ 0.4 million during the three months ended March 31, 2016 and 2015, respectively.
Provision for income taxes: The provision for income taxes for the three months ended March 31, 2016 of US$ 0.7 million reflects losses on which no tax benefit has been received and a deferred tax charge on profits in Romania.
The provision for income taxes for the three months ended March 31, 2015 of US$ 0.1 million reflects losses on which no tax benefit has been received and the reversal of tax previously deferred on inter company profit.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Net loss attributable to noncontrolling interests: During the three months ended March 31, 2016, the net loss attributable to noncontrolling interests was US$ 0.3 million compared to US$ 0.3 million for the same period in 2015. The net loss attributable to noncontrolling interests relates to the noncontrolling interest share of losses in Bulgaria.

Index

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income.
In the three months ended March 31, 2016, we recognized other comprehensive income of US$ 19.1 million compared to other comprehensive losses of US$ 103.8 million during the three months ended March 31, 2015. Included in these amounts are foreign exchange gains and losses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income / loss, a component of shareholders' equity. For the three months ended March 31, 2016 and 2015, we recognized a gain of US$ 9.5 million and losses of US$ 99.7 million, respectively, in accumulated other comprehensive income / loss.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31,
	2016	2015
Bulgarian Lev	(4)%	13%
Croatian Kuna	(5)%	12%
Czech Koruna	(4)%	12%
Euro	(4)%	13%
New Romanian Lei	(5)%	12%
The dollar weakened against the functional currencies of our operations between January 1 and March 31, 2016 compared to a significant strengthening for the same period in 2015. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the three months ended March 31, 2016 and 2015.

Change in Average Rates
Bulgarian Lev	3%
Croatian Kuna	2%
Czech Koruna	1%
Euro	3%
New Romanian Lei	4%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2016 and March 31, 2015.
Percent Change During the Three Months Ended March 31, 2016
Percent Change During the Three Months Ended March 31, 2015
Unrealized loss on derivative instruments: The unrealized loss on derivatives of US$ 1.2 million and US$ 0.6 million for the three months ended March 31, 2016 and 2015, respectively, is due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

Index

Consolidated balance sheet as at March 31, 2016 and December 31, 2015:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2016	December 31, 2015	Movement
Current assets	$363,933	$358,284	1.6%
Non-current assets	1,130,865	1,082,133	4.5%
Current liabilities	186,268	146,308	27.3%
Non-current liabilities	1,010,737	974,270	3.7%
Temporary equity	245,708	241,198	1.9%
CME Ltd. shareholders’ equity	51,277	77,260	(33.6)%
Noncontrolling interests in consolidated subsidiaries	808	1,381	(41.5)%
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2015, excluding the impact of foreign currency translation.
Current assets: Current assets at March 31, 2016 increased by US$ 5.6 million compared to December 31, 2015. Excluding the positive impact of foreign currency translation, current assets decreased primarily due to the prospective adoption of new accounting guidance which requires that deferred tax assets and liabilities be classified as non-current in the condensed consolidated balance sheets.
Non-current assets: Non-current assets at March 31, 2016 increased by US$ 48.7 million compared to December 31, 2015. Excluding the positive impact of foreign currency translation, non-current assets decreased slightly primarily due to depreciation on property, plant and equipment and amortization of intangible assets and debt issuance costs associated with our 2021 Revolving Credit Facility. The decreases were partly offset by the reclassification of deferred tax assets as discussed above.
Current liabilities: Current liabilities at March 31, 2016 increased by US$ 40.0 million compared to December 31, 2015. The increase is primarily due to higher deferred revenue balances from customer prepayments and unrealized losses on the change in fair value of certain derivative instruments with maturities in the next twelve months.
Non-current liabilities: Non-current liabilities at March 31, 2016 increased by US$ 36.5 million compared to December 31, 2015, primarily due foreign exchange losses on the revaluation of our 2018 Euro Term Loan and 2019 Euro Term Loan as well as amortization of the original issuance discount and accrued interest on the 2017 PIK Notes. The increases were partly offset by the cash repayment of US$ 10.0 million of Guarantee Fees on the 2018 Euro Term Loan for which we previously made an election to pay in kind.
Temporary equity: Temporary equity at March 31, 2016 increased by US$ 4.5 million compared to December 31, 2015, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ equity: CME Ltd. shareholders’ equity decreased by US$ 26.0 million compared to December 31, 2015. This primarily reflects the net loss attributable to CME Ltd. of US$ 40.4 million, a decrease in accumulated other comprehensive loss of US$ 19.4 million due to currency translation adjustments during the three months ended March 31, 2016 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares of US$ 4.5 million.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2016 decreased US$ 0.6 million compared to December 31, 2015, due to the net loss attributable to noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 36.7 million during the three months ended March 31, 2016. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2016	2015
Net cash generated from continuing operating activities	$39,658	$30,755
Net cash used in continuing investing activities	(6,076)	(7,429)
Net cash used in continuing financing activities	(682)	(851)
Net cash provided by discontinued operations	328	114
Impact of exchange rate fluctuations on cash and cash equivalents	3,512	(3,598)
Net increase in cash and cash equivalents	$36,740	$18,991
Operating Activities
Cash generated from operations during the three months ended March 31, 2016 was US$ 39.7 million compared to US$ 30.8 million for the three months ended March 31, 2015. The improvement over the prior period reflects better OIBDA performance and lower payments for foreign programming. The improvement was partly offset by a US$ 10.0 million payment for accrued Guarantee Fees in the first quarter of 2016. We paid cash interest of US$ 2.6 million during the three months ended March 31, 2016 compared to US$ 1.3 million during the three months ended March 31, 2015.

Index

Investing Activities
Our net cash used in investing activities of US$ 6.1 million and US$ 7.4 million for the three months ended March 31, 2016 and 2015, respectively, related to capital expenditures.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2016 was US$ 0.7 million compared to US$ 0.9 million during the three months ended March 31, 2015. The amount of net cash used in financing activities in the three months ended March 31, 2016 primarily reflected fees paid for debt issuance costs and payments on capital leases. The net cash used in financing activities in the three months ended March 31, 2015 primarily reflected payment of debt issuance costs related to the 2018 Euro Term Loan which were accrued as at December 31, 2014.
Discontinued Operations
Net cash provided by discontinued operations during the three months ended March 31, 2016 was US$ 0.3 million compared US$ 0.1 million during the three months ended March 31, 2015. The net cash provided by discontinued operations for the three months ended March 31, 2016 is due to the receipt of deferred proceeds from the divestiture of businesses in the prior year.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). As at March 31, 2016, the undrawn aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2016 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,087,195	$—	$285,536	$801,659	$—
Long-term debt – interest	498,302	29,170	149,236	319,896	—
Unconditional purchase obligations	129,922	56,517	55,133	15,671	2,601
Operating leases	9,336	3,645	3,400	993	1,298
Capital lease obligations	3,811	1,275	2,053	483	—
Other long-term obligations	45,367	24,291	10,693	10,100	283
Total contractual obligations	$1,773,933	$114,898	$506,051	$1,148,802	$4,182
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at March 31, 2016. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan.
On April 7, 2016, we drew the 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied towards the repayment of the 2017 Term Loan plus accrued and unpaid interest and the redemption and discharge of the 2017 PIK Notes plus accrued and unpaid interest.
Also on April 7, 2016, we extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018; and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. We also amended the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times).
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2016, we had commitments in respect of future programming of US$ 129.0 million. This includes contracts signed with license periods starting after March 31, 2016.
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

Index

IV (d)    Cash Outlook
Prior to the difficult economic conditions in our markets that began at the end of 2008, our operations generated cash flows sufficient, in conjunction with equity and debt financing, to fund our operations and our investing activities. Since the end of 2008, cash flows from operating activities have declined and were negative in 2012, 2013 and 2014. While cash flows from operating activities were positive in 2015 and are anticipated to be positive in 2016, our election to pay interest on the 2017 PIK Notes and the 2017 Term Loan and Guarantee Fees in kind increased our leverage. In response, we have sought other capital resources to fund our operations, our debt service and other obligations, including the refinancing transaction below.
On February 19, 2016, we entered into an agreement for the EUR 468.8 million (approximately US$ 533.7 million) 2021 Euro Term Loan, the proceeds of which were drawn on April 7, 2016, and together with cash on hand, applied toward the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest. With effect from the drawing of the 2021 Euro Term Loan, we extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018; amended the interest rate applicable to amounts drawn on the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times); and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. Following these transactions, our nearest debt maturity is November 1, 2018 and our cost of borrowing has decreased.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, with the intention of allocating any excess cash first to the Guarantee Fee related to the 2018 Euro Term Loan in anticipation of substantially repaying the 2018 Euro Term Loan when it matures in November 2018. Following the refinancing of the 2017 Term Loan and 2017 PIK Notes, we believe we have adequate cash resources to continue operating as a going concern.
Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service and B+ by Standard & Poor's, both with stable outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt (other than refinancing indebtedness) or under the agreements for the 2021 Revolving Credit Facility and the Reimbursement Agreement.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swaps
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our 2018 Euro Term Loan, our 2019 Euro Term Loan and our 2021 Euro Term Loan. These interest rate swaps, designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at March 31, 2016, we had outstanding three forward foreign exchange contracts with aggregate notional amounts of approximately US$ 82.8 million related to contractual operating payments. We also had outstanding five forward foreign exchange contracts with aggregate notional amounts of US$ 557.0 million, which settled on April 7, 2016 in connection with the refinancing of the 2017 PIK Notes and 2017 Term Loan with the 2021 Euro Term Loan.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 22, 2016. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
March 31, 2016:

Expected Maturity Dates	2016	2017	2018	2019	2020	Thereafter
Long-term Debt (000's):
Variable rate (EUR) (1)	—	250,800	—	235,335	—	—
Average interest rate	—	1.50%	—	1.50%	—	—
Fixed rate (US$)	—	540,698	—	—	—	—
Average interest rate	—	15.00%	—	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	250,800	—	235,335	—	—
Average pay rate	—	0.21%	—	0.31%	—	—
Average receive rate	—	—%	—	—%	—	—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated such that the all-in borrowing rate on each is 8.5% per annum.

2016 Pro Forma:
As discussed in Item 1, Note 21, "Subsequent Events", on April 7, 2016, we drew the 2021 Euro Term Loan and applied the proceeds, together with cash on hand, towards the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest. We also extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. The table below sets forth our market risk sensitive instruments, as adjusted to give effect to these transactions.

PRO FORMA
Expected Maturity Dates	2016	2017	2018		2019	2020	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	250,800		235,335	—	468,800
Average interest rate (1)	—	—	1.50%		1.50%	—	1.50%	(2)

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	250,800	250,800	(3)	235,335	—	468,800
Average pay rate	—	0.21%	0.14%		0.31%	—	0.28%	(4)
Average receive rate	—	—%	—%		—%	—	—%	(4)

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated such that the all-in borrowing rate on each is 8.5% per annum.

(2)
The interest rate on the 2021 Euro Term Loan was determined based on the prevailing three-month EURIBOR as of the date of the drawdown, plus a margin of between 1.07% and 1.90%. If drawn on March 31, 2016, the rate on the 2021 Euro Term Loan would have been 1.50%. As consideration for Time Warner's guarantee of the 2021 Euro Term Loan, we will pay a guarantee fee to Time Warner on the amount outstanding on the 2021 Euro Term Loan calculated on a per annum basis equal to 10.5% (as of April 7, 2016, the date of the draw down) minus the actual rate of interest paid by CME to the lenders under the 2021 Euro Term Loan.

(3)
The interest rate swaps maturing in 2018 are forward starting, to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

(4)	In April 2016, we entered into interest rate swaps to reduce our exposure to interest rate movements until the maturity of the 2021 Euro Term Loan on February 19, 2021.

Index

December 31, 2015:

Expected Maturity Dates	2016	2017	2018	2019	2020	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	250,800	—	235,335	—	—
Average interest rate	—	1.50%	—	1.50%	—	—
Fixed rate (US$)	—	540,698	—	—	—	—
Average interest rate	—	15.00%	—	—	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	250,800	—	235,335	—	—
Average pay rate	—	0.21%	—	0.31%	—	—
Average receive rate	—	—%	—	—%	—	—

(1)
As discussed in Item 8, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the 2018 Euro Term Loan and the 2019 Euro Term Loan, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated on a per annum basis equal to 8.5% minus the rate of interest paid by CME to the lenders under the 2018 Euro Term Loan and the 2019 Euro Term Loan, respectively.

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, including the transactions noted below, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
On February 11, 2016, we entered into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2016. At March 31, 2016, forward foreign exchange contracts with an aggregate notional amount of approximately US$ 50.1 million were outstanding.
On February 17, 2016, we entered into five USD to EUR forward exchange contracts with an aggregate notional amount of US$ 557.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the dollar-denominated 2017 PIK Notes and 2017 Term Loan with the 2021 Euro Term Loan. The forwards were settled on April 7, 2016.
Interest Rate Risk Management
The 2018 Euro Term Loan, 2019 Euro Term Loan and the 2021 Euro Term Loan bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Note 11, "Financial Instruments and Fair Value Measurements").

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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
General
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations. We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or consolidated financial statements.

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
We generate most of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 and the sustained recessionary period that followed had a negative effect on television advertising prices. While we have attempted to combat this fall in prices by implementing new pricing strategies, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors.
In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described below), competition from other broadcasters and operators of other distribution platforms, audience ratings, changes in programming strategy, changes in audience preferences, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing preferences in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming that attracts such audiences or other operating costs in response to reduced advertising spending in our markets have had and may continue to have an adverse impact on our television viewing levels. Reduced advertising spending, resistance to price increases and discounting of television advertising prices in our markets as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. Failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Global or regional economic conditions and the credit crisis have adversely affected our financial position and results of operations. We cannot predict if or when economic conditions in the countries in which we operate will recover or how long any recovery may last. A failure to achieve lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system at the beginning of 2009 following the onset of the global financial crisis had a sustained adverse impact on economic growth in our operating countries. Furthermore, the economic downturn has adversely affected consumer and business spending, access to credit, liquidity, investment spending, asset values and employment rates. These adverse economic conditions have had a material negative impact on the advertising spending in our markets, leading our customers to continue to spend less on advertising than at the peak period in 2008. This has negatively impacted our financial position, results of operations and cash flows since 2008. While real GDP (as adjusted for inflation) is estimated to have improved in our markets since 2014, we cannot predict if this represents the start of a sustained recovery or how long it will last. In addition, although we believe the economies of the countries in which we operate and advertising intensity will converge with developed nations, such convergence may not occur in the time frame we expect, or at all. In addition, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Concerns regarding the stability of the Eurozone may continue to adversely affect our financial position and results of operations.
Continued economic softness in the Eurozone, including a slow down in the growth of consumer prices, prompted the European Central Bank to embark upon quantitative easing in 2015. Economic events related to the sovereign debt crisis in several European Union countries have also highlighted issues relating to the strength of the banking sector in Europe. Though the European Union has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector, including the increased cost of funding for certain governments and financial institutions, will not continue, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize affected banks, countries and markets in Europe or elsewhere. The departure of a country from the Euro or the dissolution of the Euro could cause significant volatility and disruption in the global economy, which would negatively impact our business.
Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the 2018 Euro Term Loan, the 2019 Euro Term Loan and the 2021 Euro Term Loan, as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the 2018 Euro Term Loan, the 2019 Euro Term Loan and the 2021 Euro Term Loan (collectively, the "TW Guarantees"). Although the entire Guarantee Fee in respect of the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and a portion of the Guarantee Fee in respect of the 2021 Euro Term Loan can be, non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item I, Note 4, "Long-term Debt and Other Financing Arrangements".
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. The strengthening of the dollar had a negative impact on reported revenues in 2015 when translated from the functional currencies of our operations. While we expect our revenues will continue to increase in 2016 in our operating currencies, a strong dollar would continue to have a negative impact on our

Index

reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relate to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness and we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Under the 2021 Revolving Credit Facility (when drawn), and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on the 2021 Euro Term Loan and the 2018 Euro Term Loan increase to 13% and 11%, respectively, on the date that is 180 days following a change of control (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Pursuant to the terms of the agreements governing the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
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
Moody’s Investors Service rates our corporate credit as B2 with a stable outlook. Standard & Poor’s rates our corporate credit B+ with a stable outlook. These ratings reflect each agency’s opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. Credit rating agencies view liquidity and the key ratios associated with it, such as gross leverage ratio, as a particular priority. We may be subject to downgrades if we fail to maintain adequate levels of liquidity. In the event our debt or corporate credit ratings are lowered by the rating agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement, and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part I, Item I, Note 3, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
Changes to our business could result in future costs or charges.
We periodically adjust our business strategy in response to particular events and circumstances, including economic conditions, industry changes and technological developments. In connection with the implementation of new strategies, we may decide to restructure certain of our operations, businesses or assets in order to optimize our cost structure and capture operating efficiencies. Such events in the future could result in restructuring and other charges and the incurrence of additional costs or may require significant management time to implement. If any such charges are material, they could have an adverse impact on our results of operations and cash flows.

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

Index

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
In our markets, the officers, general directors, other members of management or employees of our operating companies may have other business interests, including interests in television and other media-related companies. We may not be aware of all business interests or relationships that exist with respect to entities with which our operating companies enter into transactions. Transactions with related parties, whether or not we are aware of any such relationships between our employees and third parties, may present conflicts of interest and may result in the conclusion of transactions on terms that are not arm’s-length. It is likely that we and our subsidiaries will continue to enter into related party transactions in the future. In the event there are transactions with persons who subsequently are determined to be related parties or affiliates, we may be required to make additional disclosure and, if such contracts are material, may not be in compliance with certain covenants under the 2021 Revolving Credit Facility (when drawn) or the Reimbursement Agreement. Any related party transaction that is entered into on terms that are not arm’s-length may result in a negative impact on our financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock. The shares of Series B preferred stock are convertible into shares of Class A common stock from June 25, 2016 at the option of Time Warner (subject to certain exceptions). As of March 31, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 101.4 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock from May 2, 2016 until May 2, 2018, subject to the right of Time Warner to exercise such warrants prior to May 2, 2016 in certain circumstances. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 49.4% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.8%, (without giving effect to the accretion of the Series B Preferred Stock after March 31, 2016). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
Furthermore, in addition to being our largest shareholder, Time Warner is our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness following our recent financing transactions and is the lender under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock.
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

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01*
Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.02*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of November 14, 2014, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.03*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.04*
Amendment and Restatement Agreement in respect of the Amended and Restated Revolving Loan Facility Credit Agreement dated as of November 14, 2014, as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., as borrower, Time Warner Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.05*
Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.06*
Pledge Agreement on Shares in Central European Media Enterprises N.V. dated February 19, 2016 among Central European Media Enterprises Ltd., as pledgor, Time Warner Inc., as pledgee, and Central European Media Enterprises N.V. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.07*
Deed of Pledge of Shares (CME Media Enterprises B.V.) dated February 19, 2016 among Central European Media Enterprises N.V., as pledgor, Time Warner Inc. as pledgee, and CME Media Enterprises B.V. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.08*
Deed of Amendment dated February 19, 2016 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.09*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.10+	Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015).

10.11+	Form of Restricted Stock Unit Award Agreement (time-based vesting) (2015 Plan, for use from March 2016).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
10.01*
Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.02*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of November 14, 2014, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.03*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.04*
Amendment and Restatement Agreement in respect of the Amended and Restated Revolving Loan Facility Credit Agreement dated as of November 14, 2014, as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., as borrower, Time Warner Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.05*
Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.06*
Pledge Agreement on Shares in Central European Media Enterprises N.V. dated February 19, 2016 among Central European Media Enterprises Ltd., as pledgor, Time Warner Inc., as pledgee, and Central European Media Enterprises N.V. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.07*
Deed of Pledge of Shares (CME Media Enterprises B.V.) dated February 19, 2016 among Central European Media Enterprises N.V., as pledgor, Time Warner Inc. as pledgee, and CME Media Enterprises B.V. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.08*
Deed of Amendment dated February 19, 2016 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.09*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.10+	Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015).

10.11+	Form of Restricted Stock Unit Award Agreement (time-based vesting) (2015 Plan, for use from March 2016).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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