Form 10-Q
period 2016-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2016-07-26
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2016
Class A Common Stock, par value $0.08	142,355,060

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2016

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$46,442	$61,679
Accounts receivable, net (Note 6)	167,704	167,427
Program rights, net (Note 5)	89,238	85,972
Other current assets (Note 7)	29,999	43,206
Total current assets	333,383	358,284
Non-current assets
Property, plant and equipment, net (Note 8)	105,644	108,522
Program rights, net (Note 5)	179,342	169,073
Goodwill (Note 3)	632,740	622,243
Broadcast licenses and other intangible assets, net (Note 3)	149,675	151,162
Other non-current assets (Note 7)	21,169	31,133
Total non-current assets	1,088,570	1,082,133
Total assets	$1,421,953	$1,440,417

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$137,378	$134,705
Current portion of long-term debt and other financing arrangements (Note 4)	1,157	1,155
Other current liabilities (Note 10)	24,664	10,448
Total current liabilities	163,199	146,308
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,053,443	908,521
Other non-current liabilities (Note 10)	56,857	65,749
Total non-current liabilities	1,110,300	974,270
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2015 - 200,000) (Note 12)	250,148	241,198
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2015 – one)	—	—
141,454,534 shares of Class A Common Stock of $0.08 each (December 31, 2015 – 135,804,221)	11,316	10,864
Nil shares of Class B Common Stock of $0.08 each (December 31, 2015 – nil)	—	—
Additional paid-in capital	1,911,425	1,914,050
Accumulated deficit	(1,786,997)	(1,605,245)
Accumulated other comprehensive loss	(238,483)	(242,409)
Total CME Ltd. shareholders’ (deficit) / equity	(102,739)	77,260
Noncontrolling interests	1,045	1,381
Total (deficit) / equity	(101,694)	78,641
Total liabilities and equity	$1,421,953	$1,440,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$175,206	$166,834	$304,206	$292,967
Operating expenses:
Content costs	77,282	73,437	149,260	144,727
Other operating costs	17,939	17,422	34,393	34,460
Depreciation of property, plant and equipment	7,627	6,936	14,912	13,937
Amortization of broadcast licenses and other intangibles	2,114	3,434	4,174	6,933
Cost of revenues	104,962	101,229	202,739	200,057
Selling, general and administrative expenses	26,353	28,712	49,813	72,613
Restructuring costs	—	452	—	1,095
Operating income	43,891	36,441	51,654	19,202
Interest expense (Note 14)	(29,545)	(41,746)	(78,699)	(81,864)
Loss on extinguishment of debt (Note 4)	(150,158)	—	(150,158)	—
Non-operating (expense) / income, net (Note 15)	(167)	(2,904)	1,249	(15,645)
Loss before tax	(135,979)	(8,209)	(175,954)	(78,307)
Provision for income taxes	(5,270)	(3,460)	(5,989)	(3,605)
Loss from continuing operations	(141,249)	(11,669)	(181,943)	(81,912)
Income / (loss) from discontinued operations, net of tax	—	2,684	—	(604)
Net loss	(141,249)	(8,985)	(181,943)	(82,516)
Net (income) / loss attributable to noncontrolling interests	(68)	307	191	564
Net loss attributable to CME Ltd.	$(141,317)	$(8,678)	$(181,752)	$(81,952)

Net loss	$(141,249)	$(8,985)	$(181,943)	$(82,516)
Other comprehensive income / (loss):
Currency translation adjustment	(11,056)	39,581	8,002	(64,183)
Unrealized (loss) / gain on derivative instruments (Note 11)	(2,973)	533	(4,221)	(74)
Total other comprehensive (loss) / income	(14,029)	40,114	3,781	(64,257)
Comprehensive (loss) / income	(155,278)	31,129	(178,162)	(146,773)
Comprehensive (income) / loss attributable to noncontrolling interests	(237)	639	336	(210)
Comprehensive (loss) / income attributable to CME Ltd.	$(155,515)	$31,768	$(177,826)	$(146,983)

PER SHARE DATA (Note 17):
Net (loss) / income per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.98)	$(0.11)	$(1.29)	$(0.61)
Discontinued operations attributable to CME Ltd. - Basic and diluted	0.00	0.02	0.00	(0.01)
Net loss attributable to CME Ltd. - Basic and diluted	(0.98)	(0.09)	(1.29)	(0.62)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	149,083	146,743	148,080	146,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity / (Deficit)
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	1,717	—	—	—	1,717
Exercise of warrants (Note 13)	—	—	5,059,639	405	—	—	4,655	—	—	—	5,060
Share issuance, stock-based compensation	—	—	590,674	47	—	—	(47)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(8,950)	—	—	—	(8,950)
Net loss	—	—	—	—	—	—	—	(181,752)	—	(191)	(181,943)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(4,221)	—	(4,221)
Currency translation adjustment	—	—	—	—	—	—	—	—	8,147	(145)	8,002
BALANCE June 30, 2016	1	$—	141,454,534	$11,316	—	$—	$1,911,425	$(1,786,997)	$(238,483)	$1,045	$(101,694)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,943)	$(82,516)
Adjustments to reconcile net loss to net cash generated from continuing operating activities:
Loss from discontinued operations, net of tax	—	604
Amortization of program rights	149,260	142,972
Depreciation and other amortization	38,232	47,044
Interest paid in kind	22,257	43,681
Loss on extinguishment of debt (Note 4)	150,158	—
Loss on disposal of fixed assets	17	3,280
Deferred income taxes	5,972	2,996
Stock-based compensation (Note 16)	1,717	992
Change in fair value of derivatives	11,219	2,241
Foreign currency exchange (gain) / loss, net	(13,177)	564
Changes in assets and liabilities:
Accounts receivable, net	1,499	2,774
Accounts payable and accrued liabilities	(5,914)	(7,417)
Program rights	(153,497)	(148,217)
Other assets and liabilities	(326)	(850)
Accrued interest	(18,713)	2,367
Income taxes payable	(225)	(263)
Deferred revenue	14,407	12,948
VAT and other taxes payable	(3,394)	18,322
Net cash generated from continuing operating activities	$17,549	$41,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(11,287)	$(14,462)
Disposal of property, plant and equipment	32	74
Net cash used in continuing investing activities	$(11,255)	$(14,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$533,963	$—
Repayment of debt	(540,699)	—
Debt transaction costs	(9,541)	(627)
Payment of credit facilities and capital leases	(647)	(26,726)
Settlement of forward currency swaps	(12,106)	—
Proceeds from exercise of warrants	5,060	—
Net cash used in continuing financing activities	$(23,970)	$(27,353)

Net cash used in discontinued operations - operating activities	—	(1,630)
Net cash provided by discontinued operations - investing activities	705	6,954
Net cash used in discontinued operations - financing activities	—	(56)

Impact of exchange rate fluctuations on cash and cash equivalents	1,734	(1,334)
Net (decrease) / increase in cash and cash equivalents	$(15,237)	$3,715
CASH AND CASH EQUIVALENTS, beginning of period	61,679	34,298
CASH AND CASH EQUIVALENTS, end of period	$46,442	$38,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,712	$9,264
Cash paid for Guarantee Fees	20,000	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$8,950	$8,405
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
Functional Currency
Following the refinancing of the remaining outstanding dollar-denominated debt with Euro-denominated debt, CME Ltd.'s income and expenses are primarily denominated in Euro. It is anticipated that CME Ltd.'s cash flows will primarily be in Euros. Accordingly, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized US$ 4.2 million of currency translation adjustment due to the translation of non-monetary assets into Euro as of the date of the change. Our reporting currency continues to be the U.S. dollar.

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
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2016 and December 31, 2015 was as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Foreign currency	447	16	7,549	1,544	941	—	10,497
Balance, June 30, 2016	28,173	567	479,495	75,959	48,546	—	632,740
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, June 30, 2016	$172,812	$11,021	$767,040	$86,987	$48,546	$19,400	$1,105,806

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$84,641	$—	$84,641	$83,188	$—	$83,188
Amortized:
Broadcast licenses	194,951	(133,266)	61,685	191,860	(127,613)	64,247
Trademarks	627	(627)	—	614	(614)	—
Customer relationships	54,099	(51,112)	2,987	53,120	(49,672)	3,448
Other	1,762	(1,400)	362	2,138	(1,859)	279
Total	$336,080	$(186,405)	$149,675	$330,920	$(179,758)	$151,162
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2016	December 31, 2015
Long-term debt	$1,051,317	$906,028
Other credit facilities and capital leases	3,283	3,648
Total long-term debt and other financing arrangements	1,054,600	909,676
Less: current maturities	(1,157)	(1,155)
Total non-current long-term debt and other financing arrangements	$1,053,443	$908,521
Financing Transactions
On April 7, 2016, we drew the EUR 468.8 million (approximately US$ 534.0 million as of the transaction date) 2021 Euro Term Loan in full, the proceeds of which, together with cash on hand, were applied toward the repayment of the outstanding US$ 38.2 million of the 15.0% term loan facility due 2017 (the "2017 Term Loan"), plus US$ 1.5 million of accrued and unpaid interest thereon, and toward the redemption and discharge of the outstanding US$ 502.5 million of the 15.0% Senior Secured Notes due 2017 (the "2017 PIK Notes"), plus US$ 26.6 million of accrued and unpaid interest thereon.
Also on April 7, 2016, we extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. In addition, we extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. We also amended the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan were accounted for in the same manner as a debt extinguishment.
As a result of the above transactions, we recognized a loss on extinguishment of debt of US$ 150.2 million in the second quarter of 2016.
During the six months ended June 30, 2016 we paid US$ 20.0 million of accrued Guarantee Fees (as defined below) related to the 2018 Euro Term Loan for which we had previously made an election to pay in kind. The accrued Guarantee Fee payments are presented as cash outflows from operating activities in our condensed consolidated statements of cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Overview
Total long-term debt and credit facilities comprised the following at June 30, 2016:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$278,438	$(850)	$277,588
2019 Euro Term Loan	261,269	(586)	260,683
2021 Euro Term Loan	520,462	(7,416)	513,046
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,060,169	$(8,852)	$1,051,317

(1)
Debt issuance costs related to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2021 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2021 Revolving Credit Facility.

Long-term Debt
Our long-term debt comprised the following at June 30, 2016 and December 31, 2015:

	Carrying Amount		Fair Value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
2017 PIK Notes	$—	$359,789	$—	$552,338
2017 Term Loan	—	27,592	—	41,525
2018 Euro Term Loan	277,588	272,189	278,438	273,046
2019 Euro Term Loan	260,683	246,458	261,269	256,210
2021 Euro Term Loan	513,046	—	520,462	—
	$1,051,317	$906,028	$1,060,169	$1,123,119
2018 Euro Term Loan
As at June 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 278.4 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner Inc. ("Time Warner"). As at June 30, 2016, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. The 2018 Euro Term Loan matures on November 1, 2018 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the occurrence of certain events, including if our net leverage (as defined in the Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from November 1, 2017. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V ("CME BV") and by Time Warner and certain of its subsidiaries.
The fair value of the 2018 Euro Term Loan as at June 30, 2016 approximated its face value. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2019 Euro Term Loan
As at June 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 261.3 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at June 30, 2016, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2019 Euro Term Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2019 Euro Term Loan matures on November 1, 2019 and may be prepaid at our option, in whole or in part, from June 1, 2016, without premium or penalty. The 2019 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by CME BV and by Time Warner and certain of its subsidiaries.
The fair value of the 2019 Euro Term Loan as at June 30, 2016 approximated its face value. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the Euro Term Loans, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at June 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 520.5 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 10.5% (if our net leverage ratio is greater than or equal to eight times) to 7.0% per annum (if our net leverage ratio is less than five times). As at June 30, 2016, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 10.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2021 Euro Term Loan is payable quarterly in arrears on each April 7, July 7, October 7 and January 7. The 2021 Euro Term Loan matures on February 19, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the earlier of the occurrence of certain events, including if our net leverage (as defined in the Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from February 19, 2020. The 2021 Euro Term Loan is a senior unsecured obligation of CME BV, and is unconditionally guaranteed by CME Ltd. and by Time Warner and certain of its subsidiaries.
The fair value of the 2021 Euro Term Loan as at June 30, 2016 approximated its face value. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the Euro Term Loans, and as such are not required to be accounted for separately.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner which provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility.
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis as shown in the table below. For the three and six months ended June 30, 2016 and 2015, we recognized US$ 19.8 million and US$ 28.9 million and US$ 4.8 million and US$ 9.6 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2018 Euro Term Loan and the 2019 Euro Term Loan are payable semi-annually in arrears on each May 1 and November 1, in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding). The Guarantee Fees relating to the 2021 Euro Term Loan are payable semi-annually in arrears on each June 1 and December 1 with the first 5.0% (including the base rate and the rate paid pursuant to the hedging arrangements) paid in cash and the remainder payable at our election in cash or in kind.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate	Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%	0.21%	(1)	6.79%	8.50%
2019 Euro Term Loan	1.50%	0.31%		6.69%	8.50%
2021 Euro Term Loan	1.50%	0.28%		8.22%	10.00%
2021 Revolving Credit Facility (2)	10.00%	—%		—%	10.00%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the guarantee fee rate, such that the all-in borrowing rate remains 8.50%.

(2)	As at June 30, 2016, the aggregate principal amount available under the 2021 Revolving Credit Facility was undrawn.
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn, as at June 30, 2016.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 9.0%, with the first 5.0% paid in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount drawn under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The maturity date of the 2021 Revolving Credit Facility is February 19, 2021 with the available amount decreasing to US$ 50.0 million with effect from January 1, 2018. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Credit facilities (1) – (3)	$—	$—
Capital leases	3,283	3,648
Total credit facilities and capital leases	3,283	3,648
Less: current maturities	(1,157)	(1,155)
Total non-current credit facilities and capital leases	$2,126	$2,493

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2016, we had deposits of US$ 17.6 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2015, we had deposits of US$ 19.6 million in and no drawings on the BMG cash pool.

(2)
As at June 30, 2016 and December 31, 2015, there were no drawings outstanding under a CZK 800.0 million (approximately US$ 32.7 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility up to CZK 800.0 million (approximately US$ 32.7 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

(3)
As at June 30, 2016, there were RON 45.8 million (approximately US$ 11.3 million) of receivables factored under a RON 75.0 million (approximately US$ 18.5 million) factoring framework agreement with Global Funds IFN S.A. entered into in the first quarter of 2016. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

As at June 30, 2016, there were no receivables factored under a RON 20.0 million (approximately US$ 4.9 million) factoring framework agreement with UniCredit Bank S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at 2.3% per annum from the date the receivables are factored to the earlier of the date the factored receivable is collected or 210 days from the factored receivable's due date.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group
At June 30, 2016, the maturity of our long-term debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2016	$—
2017	—
2018	278,438
2019	261,269
2020	—
2021 and thereafter	520,462
Total long-term debt and credit facilities	1,060,169
Debt issuance costs	(8,852)
Carrying amount of long-term debt and credit facilities	$1,051,317
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2016:

2016	$631
2017	1,186
2018	919
2019	574
2020	83
2021 and thereafter	—
Total undiscounted payments	3,393
Less: amount representing interest	(110)
Present value of net minimum lease payments	$3,283
5.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Program rights:
Acquired program rights, net of amortization	$184,431	$179,632
Less: current portion of acquired program rights	(89,238)	(85,972)
Total non-current acquired program rights	95,193	93,660
Produced program rights – Feature Films:
Released, net of amortization	1,183	1,298
Produced program rights – Television Programs:
Released, net of amortization	58,453	56,125
Completed and not released	1,488	3,500
In production	21,636	13,783
Development and pre-production	1,389	707
Total produced program rights	84,149	75,413
Total non-current acquired program rights and produced program rights	$179,342	$169,073

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Unrelated customers	$176,653	$176,628
Less: allowance for bad debts and credit notes	(8,949)	(9,201)
Total accounts receivable	$167,704	$167,427
7.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Current:
Prepaid acquired programming	$18,934	$22,761
Other prepaid expenses	7,825	6,941
Deferred tax	—	10,425
VAT recoverable	476	733
Income taxes recoverable	253	249
Other	2,511	2,097
Total other current assets	$29,999	$43,206

	June 30, 2016	December 31, 2015
Non-current:
Capitalized debt costs	$17,735	$27,060
Deferred tax	208	124
Other	3,226	3,949
Total other non-current assets	$21,169	$31,133
Capitalized debt costs are being amortized over the term of the related debt instruments using the straight-line method, which approximates the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Land and buildings	$94,087	$92,237
Machinery, fixtures and equipment	173,275	164,503
Other equipment	28,477	32,314
Software licenses	58,887	55,656
Construction in progress	1,386	3,001
Total cost	356,112	347,711
Less: accumulated depreciation	(250,468)	(239,189)
Total net book value	$105,644	$108,522

Assets held under capital leases (included in the above)
Land and buildings	$3,880	$3,805
Machinery, fixtures and equipment	4,584	4,646
Total cost	8,464	8,451
Less: accumulated depreciation	(3,893)	(3,556)
Total net book value	$4,571	$4,895
The movement in the net book value of property, plant and equipment during the six months ended June 30, 2016 and 2015 is comprised of:

	For the Six Months Ended June 30,
	2016	2015
Opening balance	$108,522	$114,335
Additions	10,043	14,313
Disposals	(49)	(252)
Depreciation	(14,912)	(13,937)
Foreign currency movements	2,040	(8,117)
Ending balance	$105,644	$106,342
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$55,746	$57,042
Related party accounts payable	68	53
Programming liabilities	22,948	24,901
Related party programming liabilities	16,320	14,583
Duties and other taxes payable	9,424	12,856
Accrued staff costs	15,900	20,709
Accrued interest payable	3,058	914
Related party accrued interest payable (1)	10,450	477
Other	3,464	3,170
Total accounts payable and accrued liabilities	$137,378	$134,705

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Current:
Deferred revenue	$22,435	$7,546
Derivative liabilities	533	650
Restructuring provision	—	458
Legal provision	1,269	1,520
Other	427	274
Total other current liabilities	$24,664	$10,448

	June 30, 2016	December 31, 2015
Non-current:
Deferred tax	$21,741	$25,990
Programming liabilities	39	—
Related party Commitment Fee payable (1)	9,498	9,240
Related party Guarantee Fee payable (Note 4)	19,911	22,655
Accrued interest	—	977
Related party accrued interest	—	5,304
Other	5,668	1,583
Total other non-current liabilities	$56,857	$65,749

(1)
Represents the commitment fee ("Commitment Fee") payable to Time Warner, including accrued interest, in respect of its obligation under a commitment letter dated November 14, 2014 between Time Warner and us whereby Time Warner agreed to provide or assist with arranging a loan facility to repay our 5.0% senior convertible notes at maturity in November 2015. The Commitment Fee is payable by November 1, 2019, the maturity date of the 2019 Euro Term Loan, or earlier if the repayment of the 2019 Euro Term Loan is accelerated. The Commitment Fee bears interest at 8.5% per annum and such interest is payable in arrears on each May 1 and November 1, and may be paid in cash or in kind, at our election.

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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt is included in Note 4, "Long-term Debt and Other Financing Arrangements".
Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our condensed consolidated statements of operations and comprehensive income / loss. For the three and six months ended June 30, 2016 and 2015, we did not recognize any charges related to hedge ineffectiveness.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at June 30, 2016
April 5, 2016	5	Interest rate swap	€468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(2,534)
April 5, 2016	4	Interest rate swap	€250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(216)
November 10, 2015	3	Interest rate swap	€235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(2,041)
November 14, 2014	2	Interest rate swap	€250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(767)
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2015	$(1,420)
Loss on interest rate swaps	(5,217)
Reclassified to interest expense	996
BALANCE June 30, 2016	$(5,641)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Currency swaps	$2,544	$(2,220)	$(11,506)	$(3,230)
Foreign Currency Risk
We have entered into a number of forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements and to the refinancing of certain long-term debt. Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at June 30, 2016
February 11, 2016	1	EUR / USD forward	$32,940	December 21, 2016	USD-denominated operating payments	$791
December 3, 2015	2	EUR / USD forward	$18,736	December 21, 2016	USD-denominated operating payments	$(533)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at June 30, 2016 and December 31, 2015. As at June 30, 2016 and December 31, 2015, the carrying value of the Series B Preferred Shares was US$ 250.1 million and US$ 241.2 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of June 30, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 103.2 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from and including June 25, 2016 to but excluding the fifth anniversary of the date of issuance. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2016, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2016 and 2015, we recognized accretion on the Series B Preferred Shares of US$ 4.4 million and US$ 9.0 million; and US$ 4.3 million and US$ 8.4 million, respectively, with corresponding decreases in additional paid-in capital, net of the effect of foreign exchange.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2016 and December 31, 2015.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2016 and December 31, 2015. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2016 and December 31, 2015 (see Note 12, "Convertible Redeemable Preferred Shares"). As of June 30, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 103.2 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2016 and December 31, 2015. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 141.5 million and 135.8 million shares of Class A common stock outstanding at June 30, 2016 and December 31, 2015, respectively, and no shares of Class B common stock outstanding at June 30, 2016 or December 31, 2015.
As at June 30, 2016, TW Investor owns 43.4% of the outstanding shares of Class A common stock and has a 47.6% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering.  Each warrant may be exercised from May 2, 2016 until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the second quarter of 2016, 5,059,639 warrants were exercised resulting in net proceeds to us of US$ 5.1 million. As at June 30, 2016, 108,940,361 warrants remain outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants (approximately 92.6%). The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest on long-term debt and other financing arrangements	$26,901	$28,072	$59,553	$55,690
Amortization of capitalized debt issuance costs	2,302	3,864	6,201	7,701
Amortization of debt issuance discount	342	9,810	12,945	18,473
Total interest expense	$29,545	$41,746	$78,699	$81,864
We paid cash interest of US$ 35.7 million and US$ 9.3 million during the six months ended June 30, 2016 and 2015, respectively. In addition, we paid US$ 20.0 million of accrued Guarantee Fees during the six months ended June 30, 2016, for which we had previously made an election to pay in kind.
15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$285	$118	$393	$230
Foreign currency exchange (loss) / gain, net	(3,002)	2,289	12,420	(9,200)
Change in fair value of derivatives (Note 11)	2,544	(2,220)	(11,506)	(3,230)
Other income / (expense), net	6	(3,091)	(58)	(3,445)
Total other non-operating (expense) / income	$(167)	$(2,904)	$1,249	$(15,645)
16.    STOCK-BASED COMPENSATION
Under our 2015 Stock Incentive Plan (the "2015 Plan") 6,000,000 shares of Class A common stock are authorized for grants of stock options, restricted stock units ("RSUs"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
For the three and six months ended June 30, 2016 and 2015, we recognized charges for stock-based compensation of US$ 0.9 million and US$ 1.7 million; and US$ 0.6 million and US$ 1.0 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
Stock Options
A summary of option activity for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,666,000	$3.53	9.07	$640
Granted	411,392	2.46
Expired	(63,000)	32.62
Outstanding at June 30, 2016	2,014,392	$2.40	9.07	$—
Vested and expected to vest	2,014,392	2.40	9.07	—
Exercisable at June 30, 2016	403,000	$2.69	8.87	$—
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of June 30, 2016 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2016. This amount changes based on the fair value of our Class A common stock. As at June 30, 2016, there was US$ 2.4 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.1 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Restricted Stock Units
Each RSU represents a right to receive one share of Class A common stock according to its vesting conditions. The majority of RSU issued have a time-based vesting conditions and vest ratably over one to four years from the date of grant. Vesting of RSU with performance-based vesting conditions ("PRSU") is contingent on the achievement of cumulative OIBDA and unlevered free cash flow targets over a multi-year period. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU and PRSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair value of RSU and PRSU is calculated as the closing price of our Class A common shares on the date of grant.
The following table summarizes information about unvested RSU and PRSU as at June 30, 2016:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	2,554,597	$2.72
Granted	705,166	2.41
Vested	(626,126)	2.83
Unvested at June 30, 2016	2,633,637	$2.61
As at June 30, 2016, the intrinsic value of unvested RSUs was US$ 5.6 million. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2016 was US$ 4.1 million and is expected to be recognized over a weighted-average period of 2.6 years.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Loss from continuing operations	$(141,249)	$(11,669)	$(181,943)	$(81,912)
Net (income) / loss attributable to noncontrolling interests	(68)	307	191	564
Less: preferred share accretion paid in kind (Note 12)	(4,440)	(4,264)	(8,950)	(8,405)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(145,757)	(15,626)	(190,702)	(89,753)
Income / (loss) from discontinued operations, net of tax	—	2,684	—	(604)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(145,757)	$(12,942)	$(190,702)	$(90,357)

Effect of dilutive securities
Preferred share accretion paid in kind	—	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(145,757)	$(12,942)	$(190,702)	$(90,357)

Weighted average outstanding shares of common stock - Basic (1)	149,083	146,743	148,080	146,675
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - Diluted	149,083	146,743	148,080	146,675

Net (loss) / income per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.98)	$(0.11)	$(1.29)	$(0.61)
Discontinued operations attributable to CME Ltd. - Basic and diluted	0.00	0.02	0.00	(0.01)
Net loss attributable to CME Ltd. - Basic and diluted	(0.98)	(0.09)	(1.29)	(0.62)

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At June 30, 2016, 106,510,057 warrants, stock options, RSUs and shares underlying the Series B Preferred Shares were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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
We evaluate our consolidated results and the performance of our segments based on net revenues and OIBDA (as defined below). We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or the operating results of our operations. OIBDA is also used as a component in determining management bonuses.
OIBDA includes amortization and impairment of program rights and is determined as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Stock-based compensation and certain other items are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their respective OIBDA.
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2016 and 2015 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at June 30, 2016 and December 31, 2015 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Bulgaria	$20,455	$19,420	$36,314	$36,204
Croatia	16,559	16,242	28,204	28,235
Czech Republic	50,919	52,131	89,527	87,096
Romania	48,929	44,034	81,299	77,556
Slovak Republic	22,540	20,236	41,602	37,774
Slovenia	16,116	15,063	27,769	26,543
Intersegment revenues (1)	(312)	(292)	(509)	(441)
Total net revenues	$175,206	$166,834	$304,206	$292,967

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA and reconciliation of OIBDA to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Bulgaria	$5,954	$4,045	$7,023	$6,243
Croatia	4,501	4,972	5,902	6,834
Czech Republic	23,099	24,238	33,173	34,329
Romania	22,962	15,419	32,424	18,780
Slovak Republic	3,158	3,627	5,551	3,482
Slovenia	1,624	963	916	1,323
Elimination	(62)	15	(68)	(35)
Total operating segments	61,236	53,279	84,921	70,956
Corporate	(7,604)	(6,468)	(14,181)	(12,697)
Total OIBDA	53,632	46,811	70,740	58,259
Depreciation of property, plant and equipment	(7,627)	(6,936)	(14,912)	(13,937)
Amortization of broadcast licenses and other intangibles	(2,114)	(3,434)	(4,174)	(6,933)
Other items (1)	—	—	—	(18,187)
Operating income	43,891	36,441	51,654	19,202
Interest expense (Note 14)	(29,545)	(41,746)	(78,699)	(81,864)
Loss on extinguishment of debt (Note 4)	(150,158)	—	(150,158)	—
Non-operating (expense) / income, net (Note 15)	(167)	(2,904)	1,249	(15,645)
Loss before tax	$(135,979)	$(8,209)	$(175,954)	$(78,307)

(1)	Other items for the six months ended June 30, 2015 consists solely of a charge related to a tax audit of Pro TV in Romania which was subsequently reversed in the third quarter of 2015.

Total assets (1):	June 30, 2016	December 31, 2015
Bulgaria	$134,480	$134,418
Croatia	54,494	52,306
Czech Republic	720,949	746,269
Romania	268,733	261,984
Slovak Republic	123,627	121,122
Slovenia	74,732	70,911
Total operating segments	1,377,015	1,387,010
Corporate	44,938	53,407
Total assets	$1,421,953	$1,440,417

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Bulgaria	$806	$764	$988	$1,463
Croatia	803	407	1,080	935
Czech Republic	1,312	2,080	2,863	4,576
Romania	605	1,867	2,334	2,587
Slovak Republic	291	601	824	1,747
Slovenia	455	626	1,715	1,560
Total operating segments	4,272	6,345	9,804	12,868
Corporate	939	636	1,483	1,594
Total capital expenditures	$5,211	$6,981	$11,287	$14,462

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	June 30, 2016	December 31, 2015
Bulgaria	$5,462	$5,602
Croatia	5,742	5,497
Czech Republic	38,028	39,907
Romania	21,180	20,873
Slovak Republic	15,224	15,606
Slovenia	14,227	15,082
Total operating segments	99,863	102,567
Corporate	5,781	5,955
Total long-lived assets	$105,644	$108,522

(1)	Reflects property, plant and equipment.

Consolidated revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Television advertising	$149,012	$141,557	$253,183	$243,172
Carriage fees and subscriptions	19,862	18,427	39,071	37,205
Other	6,332	6,850	11,952	12,590
Total net revenues	$175,206	$166,834	$304,206	$292,967
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2016, we had total commitments of US$ 124.2 million (December 31, 2015: US$ 144.9 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2016	$31,173	$15,999	$1,846	$2,245
2017	35,289	10,169	2,727	—
2018	22,620	5,507	2,098	—
2019	20,212	11,251	939	—
2020	10,444	330	452	—
2021 and thereafter	4,431	340	1,422	—
Total	$124,169	$43,596	$9,484	$2,245
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
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 47.6% voting interest in CME Ltd. as at June 30, 2016, as material related party transactions.
Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$—	$—	$—	$22
Cost of revenues	4,750	9,565	11,446	11,864
Interest expense	23,994	30,419	65,499	59,585

	June 30, 2016	December 31, 2015
Programming liabilities	$16,320	$14,583
Other accounts payable and accrued liabilities	68	53
Long-term debt and other financing arrangements	—	324,979
Accrued interest payable (1)	10,450	5,781
Other non-current liabilities (2)	29,409	31,895

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•	the term "2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	the term "2017 Term Loan" refers to our 15.0% term loan facility due 2017, dated as of February 28, 2014, as amended and restated on November 14, 2014, repaid in April 2016;

•
the term "2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Time Warner, dated as of November 14, 2014 and amended on February 19, 2016 to, among other things, extend the maturity to 2018 with effect from the drawing of the 2021 Euro Term Loan;

•	the term "2019 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2019 guaranteed by Time Warner, dated as of September 30, 2015 and amended on February 19, 2016;

•	the term "2021 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2021 entered into by CME BV, guaranteed by Time Warner and CME Ltd., dated as of February 19, 2016;

•	the term "Euro Term Loans" refers collectively to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

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

•	the term "CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	the term "CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•	the term "Time Warner" refers to Time Warner Inc.; and

•	the term "TW Investor" refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at June 30, 2016, unless otherwise indicated.
Please note that we may announce information using SEC filings, press releases, public conference calls, webcasts and posts to the "Investors" section of our website, www.cme.net. We intend to continue to use these channels to communicate important information about CME Ltd. and our operations. We encourage investors, the media, our customers and others interested in the Company to review the information we post at www.cme.net.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the effect of global economic uncertainty, including the United Kingdom's exit from the European Union and Eurozone instability in our markets and the extent, timing and duration of any recovery; the extent to which our liquidity constraints and debt service obligations restrict our business; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; our ability to refinance our existing indebtedness; changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations; our exposure to additional tax liabilities; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Non-GAAP Financial Measures
In this report we refer to several non-GAAP financial measures, including OIBDA, OIBDA margin, free cash flow and unlevered free cash flow. We believe that each of these metrics are useful to investors for the reasons outlined below. Non-GAAP financial measures may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.
We evaluate our consolidated results and the performance of our segments based on net revenues and OIBDA (as defined below). We believe OIBDA is useful to investors because it provides a meaningful representation of our performance, as it excludes certain items that do not impact either our cash flows or the operating results of our operations. OIBDA and unlevered free cash flow (as defined below) are also used as a component in determining management bonuses.
OIBDA includes amortization and impairment of program rights and is determined as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our co-CEOs when evaluating our performance. Stock-based compensation and certain other items are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their respective OIBDA. Our key performance measure of the efficiency of our consolidated operations and our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues. Intersegment revenues and profits have been eliminated on consolidation.
We have previously used free cash flow as a measure of the ability of our operations to generate cash. We define free cash flow as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-CEOs when evaluating performance. Following the refinancing transaction completed in April, the amount of interest and related Guarantee Fees on our outstanding indebtedness that is paid in cash has increased. Since we expect to use cash generated by the business to pay more interest and related Guarantee Fees in cash, and these cash payments are reflected in free cash flow, we think unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, better illustrates the cash generated by our operations when comparing periods.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 18, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2016 and 2015.
Executive Summary
The following table provides a summary of our consolidated results for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2016	2015	% Act	% Lfl
Net revenues	$175,206	$166,834	5.0%	2.8%	$304,206	$292,967	3.8%	3.4%
Operating income	43,891	36,441	20.4%	17.9%	51,654	19,202	169.0%	150.8%
Operating margin	25.1%	21.8%	3.3 p.p.	3.3 p.p.	17.0%	6.6%	10.4 p.p.	10.0 p.p.
OIBDA	$53,632	$46,811	14.6%	12.1%	$70,740	$58,259	21.4%	18.4%
OIBDA margin	30.6%	28.1%	2.5 p.p.	2.5 p.p.	23.3%	19.9%	3.4 p.p.	2.9 p.p.
(1)    Number is not meaningful.
Our consolidated net revenues increased 3% at constant exchange rates in the three and six months ended June 30, 2016 compared to the corresponding periods in 2015, due to improvement in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew 5% overall in the first half of 2016 compared to 2015. Our television advertising revenues grew 4% at constant rates during that period due primarily to significant growth in Romania and the Slovak Republic. Carriage fees and subscription revenues increased 6% at constant rates during the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 due to growth in the number of subscribers to cable, satellite and IPTV platforms, better channel offerings, and new channel launches. At actual rates, our consolidated net revenues increased 5% and 4% in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015.
Costs charged in arriving at OIBDA decreased slightly at constant exchange rates in the three and six months ended June 30, 2016 compared to the corresponding periods in 2015. Competition for audience share remains significant and we made targeted investments in programming in certain countries, which was partially offset by more efficient local production and savings on foreign programming, resulting in an increase in overall content costs of 3% at constant rates in the respective three- and six-month periods. However, as we continue to focus on controlling costs, the increase in content costs was more than offset by savings in other costs. At actual rates, costs charged in arriving at OIBDA increased 1% in the second quarter and decreased 1% in the first half of 2016 compared to the same period in 2015.

Index

The growth in revenue, combined with cost savings, resulted in an improvement in our OIBDA margin. Since we expect revenues to grow at a faster pace than costs this year and the next several years, we anticipate our full year OIBDA margin in 2016 will exceed our OIBDA margin of 20% in 2015.
Operating income during the three and six months ended June 30, 2016 increased at both constant and actual rates compared to the same period in 2015, as net revenues increased while our total costs decreased. Excluding the US$ 18.2 million charge taken in the first quarter of 2015 related to tax audits then underway in Romania, which was subsequently reversed in the third quarter of 2015, operating income for the six months ended June 30, 2015 was US$ 37.4 million.
We maintained our audience share leadership in all countries during the first half of 2016, and we had successful programs in the second quarter setting new audience share records in our largest markets. We broadcast UEFA European Championship matches in Romania during the quarter, which benefited our audience share in that country. In the rest of the countries, the games were aired primarily by the public broadcasters. This negatively impacted our audience shares during the quarter but had minimal impact on television advertising revenues, since the public broadcasters are limited in the amount of advertising they may sell. We remain committed to the pillars of our programming strategy, which include news, local fiction, and local reality and entertainment, and will continue to invest in programming on a targeted basis to improve our competitive position as we focus on improving the profitability of our channels.
We ended the quarter with US$ 46.4 million of cash. Our unlevered free cash flow increased 70% to US$ 62.0 million in the six months ended June 30, 2016, from US$ 36.4 million in the same period in 2015. This improvement during the first half of 2016 reflected the improvement in OIBDA and lower capital expenditures. Free cash flow decreased 77% to US$ 6.3 million, from US$ 27.1 million in the same period in 2015 because we paid more interest in cash and elected to repay a total of US$ 20.0 million of accrued Guarantee Fees during the first half of 2016. For the full year, we expect unlevered free cash flow to improve from US$ 73.9 million in 2015. Cash paid for interest will be higher in 2016 than it was in 2015, and we also plan to use cash to pay the Guarantee Fee related to the 2018 Euro Term Loan payable in November. As a result, we anticipate that free cash flow for 2016 will decrease significantly from US$ 55.5 million in 2015.
On April 8, 2016, we completed the refinancing transaction entered into on February 19, 2016. As part of this transaction:

•
The new EUR 468.8 million 2021 Euro Term Loan was used, together with corporate cash, to repay the US$ 502.5 million aggregate principal amount of the 2017 PIK Notes and repay the US$ 38.2 million 2017 Term Loan, as well as accrued and unpaid interest.

•	The maturity date of the existing EUR 250.8 million term loan was extended by one year so the Company’s nearest debt maturity is November 2018.

•	The maturity date of our existing US$ 115.0 million revolving credit facility was extended from 2017 to 2021, with access to US$ 50.0 million of liquidity from 2018.
Following the transaction:

•	All outstanding long-term debt is denominated in Euros.

•
The all-in rate applicable to the 2021 Euro Term Loan and associated guarantee by Time Warner currently stands at 10.0% and can go as low as 7.0%, depending on our net leverage ratio, decreasing the cost of borrowing as the Company’s net leverage ratio improves.

•
The cost of the 2021 Revolving Credit Facility, which is currently undrawn, ranges from 10.0% to 7.0%, depending on our net leverage ratio, also decreasing the cost of borrowing as the Company’s net leverage ratio improves.

•	We recorded a non-cash loss on extinguishment of debt amounting to US$ 150.2 million in the second quarter of 2016.

•
Savings from a lower cost of borrowing, together with improving unlevered free cash flow and expected proceeds from future warrant exercises, should allow us to substantially repay the principal amount of our nearest debt maturity in November 2018.

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2016:

	For the Six Months Ended June 30, 2016
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	2.6%	2.3%	(1)%
Croatia	2.1%	2.1%	1%
Czech Republic	2.4%	2.7%	2%
Romania*	4.3%	7.0%	7%
Slovak Republic	3.4%	2.8%	20%
Slovenia	2.2%	1.3%	4%
Total CME Ltd. Markets	3.0%	3.7%	5%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.

After adjusting for inflation, we estimate that during the first six months of 2016 the rate of overall GDP growth in the countries in which we operate remained higher than the average for Western Europe. The growth in our largest markets continues to be driven by domestic demand, which is evidenced by robust growth in real private consumption, in addition to growth in exports. The overall macro-economic backdrop remains positive, and includes an unemployment rate in the Czech Republic that was the lowest in the EU, as well as fiscal stimulus in Romania that contributed to significant growth in private consumption in that country. We believe that the growth in real GDP and private consumption that is forecast for 2016 across all six of the countries in which we operate will be supportive of continued overall television advertising market growth during the year.

Index

A referendum was held in the United Kingdom on June 23, 2016 whereby the UK electorate voted in favor of the United Kingdom leaving the European Union, commonly referred to as “Brexit”. The overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, and could have an indirect influence upon GDP growth in the countries in which we operate if it results in a decline in exports. However, current projections suggest the potential reduction in exports would have limited impact on GDP growth, due in part to the improvement in private consumption in these economies since 2014. The departure of the United Kingdom from the EU may also adversely affect the budgetary contributions and allocations among the EU member states, including the countries in which we operate, which are generally net recipients of EU funding. However, existing commitments for budgetary contributions would not be affected, so there is not expected to be any impact on allocations to net recipient countries in the next several years.
We estimate that the TV advertising markets in the countries in which we operate increased by 5% on average in the six months ended June 30, 2016 compared to the same period in 2015. In Bulgaria, spending on television advertising rebounded during the second quarter as sentiment regarding the macro-economic environment in the country improved. This increase nearly offset the market decline experienced in the first three months of the year. The market growth in Croatia continued to be driven by an increase in average market prices in the first six months of the year. In the Czech Republic, the market grew in the first half of 2016, however the timing of spending was different from the prior year as advertisers allocated more of their budgets for television to the first quarter of 2016 at lower season prices, which negatively impacted spending in the second quarter. Significant discounting by the competition to sell their incremental inventory also put pressure on average prices. In addition, the ice hockey world championship reduced spending in the month of May 2016 compared to 2015, since last year it was hosted in the country and had a positive impact on spending in the market. In Romania, demand for advertising drove average prices higher since the market was largely sold-out during the second quarter. Overall, the number of gross ratings points ("GRPs") sold in the first half of 2016 was essentially flat so the best inventory available was sold at much higher prices. Also contributing to the demand for advertising was the broadcasting of UEFA European Championship matches by our main channel in Romania, since the games have historically been aired by the public broadcaster. In the Slovak Republic, the market grew in the first half of 2016 primarily due to higher prices. Demand was also influenced by an increase in spending on informational and political campaigns. Excluding the spending on these campaigns, we estimate the market grew 13% during the first half of 2016. Growth in the Slovak Republic is expected to be lower for the full year as campaign spending will be lower in the second half of 2016 and year-on-year comparisons will also be impacted by the significant volume of such spending in the second half of 2015. In Slovenia, a more positive macro-economic outlook and improvement in the growth of private consumption encouraged clients to increase their investments in advertising.
Segment Performance
Our total Net Revenues and OIBDA by segment are as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$20,455	$19,420	5.3%	3.4%
Croatia	16,559	16,242	2.0%	(1.6)%
Czech Republic	50,919	52,131	(2.3)%	(5.4)%
Romania	48,929	44,034	11.1%	10.4%
Slovak Republic	22,540	20,236	11.4%	9.2%
Slovenia	16,116	15,063	7.0%	4.9%
Intersegment revenues	(312)	(292)	NM (1)	NM (1)
Total net revenues	$175,206	$166,834	5.0%	2.8%
(1)    Number is not meaningful.

	NET REVENUES
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$36,314	$36,204	0.3%	0.4%
Croatia	28,204	28,235	(0.1)%	(1.6)%
Czech Republic	89,527	87,096	2.8%	0.9%
Romania	81,299	77,556	4.8%	6.0%
Slovak Republic	41,602	37,774	10.1%	10.2%
Slovenia	27,769	26,543	4.6%	4.5%
Intersegment revenues	(509)	(441)	NM (1)	NM (1)
Total net revenues	$304,206	$292,967	3.8%	3.4%
(1)    Number is not meaningful.

Index

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$5,954	$4,045	47.2%	44.8%
Croatia	4,501	4,972	(9.5)%	(12.7)%
Czech Republic	23,099	24,238	(4.7)%	(7.7)%
Romania	22,962	15,419	48.9%	48.2%
Slovak Republic	3,158	3,627	(12.9)%	(15.1)%
Slovenia	1,624	963	68.6%	66.4%
Eliminations	(62)	15	NM (1)	NM (1)
Total operating segments	61,236	53,279	14.9%	12.4%
Corporate	(7,604)	(6,468)	(17.6)%	(15.2)%
Consolidated OIBDA	$53,632	$46,811	14.6%	12.1%
(1)    Number is not meaningful.

	OIBDA
	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$7,023	$6,243	12.5%	12.0%
Croatia	5,902	6,834	(13.6)%	(16.5)%
Czech Republic	33,173	34,329	(3.4)%	(6.0)%
Romania	32,424	18,780	72.7%	72.1%
Slovak Republic	5,551	3,482	59.4%	48.8%
Slovenia	916	1,323	(30.8)%	(32.7)%
Eliminations	(68)	(35)	NM (1)	NM (1)
Total operating segments	84,921	70,956	19.7%	17.1%
Corporate	(14,181)	(12,697)	(11.7)%	(11.3)%
Consolidated OIBDA	$70,740	$58,259	21.4%	18.4%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$14,682	$13,864	5.9%	3.9%
Carriage fees and subscriptions	4,641	4,473	3.8%	1.9%
Other	1,132	1,083	4.5%	2.5%
Net revenues	20,455	19,420	5.3%	3.4%
Costs charged in arriving at OIBDA	14,501	15,375	(5.7)%	(7.5)%
OIBDA	$5,954	$4,045	47.2%	44.8%

OIBDA margin	29.1%	20.8%	8.3 p.p.	8.3 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$24,646	$25,125	(1.9)%	(2.0)%
Carriage fees and subscriptions	9,212	8,973	2.7%	3.3%
Other	2,456	2,106	16.6%	16.7%
Net revenues	36,314	36,204	0.3%	0.4%
Costs charged in arriving at OIBDA	29,291	29,961	(2.2)%	(2.0)%
OIBDA	$7,023	$6,243	12.5%	12.0%

OIBDA margin	19.3%	17.2%	2.1 p.p.	2.0 p.p.

The television advertising market in Bulgaria declined an estimated 1% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.
Our television advertising revenues increased by 4% at constant rates during the second quarter as improvement in the macro-economic environment in the country led to advertisers purchasing more advertising, albeit amid continuing pressure on our prices. Our television advertising revenues declined 2% on a constant currency basis in the first six months of 2016 due to lower average prices as well as reduced budgets of certain advertising clients during the first quarter. Carriage fees and subscription revenues increased on a constant currency basis in the three and six months ended June 30, 2016 due to growth in the number of subscribers.
On a constant currency basis costs, charged in arriving at OIBDA decreased in the second quarter due primarily to a 7% decrease in content costs, driven by savings from foreign programming, which more than offset costs from additional hours of local programming. The decrease in content costs during the second quarter more than offset an increase in costs during the first three months of the year, resulting in costs decreasing in the first half of 2016.

Index

Croatia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$14,707	$14,720	(0.1)%	(3.6)%
Carriage fees and subscriptions	643	559	15.0%	11.3%
Other	1,209	963	25.5%	21.4%
Net revenues	16,559	16,242	2.0%	(1.6)%
Costs charged in arriving at OIBDA	12,058	11,270	7.0%	3.2%
OIBDA	$4,501	$4,972	(9.5)%	(12.7)%

OIBDA margin	27.2%	30.6%	(3.4) p.p.	(3.4) p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$24,779	$25,021	(1.0)%	(2.6)%
Carriage fees and subscriptions	1,267	1,160	9.2%	8.8%
Other	2,158	2,054	5.1%	4.7%
Net revenues	28,204	28,235	(0.1)%	(1.6)%
Costs charged in arriving at OIBDA	22,302	21,401	4.2%	3.3%
OIBDA	$5,902	$6,834	(13.6)%	(16.5)%

OIBDA margin	20.9%	24.2%	(3.3) p.p.	(3.8) p.p.

The television advertising market in Croatia increased an estimated 1% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.
Our television advertising revenues decreased at constant rates during the second quarter and first half of 2016 from selling a lower volume of GRPs at a higher average price compared to the same periods in 2015.
Costs charged in arriving at OIBDA increased during both the second quarter and first half of 2016 due to an increase in content costs as a result of launching an additional entertainment format when compared to the schedule in the same periods of 2015. This increase was partially offset by lower costs for foreign programming. Costs in the second quarter were also negatively impacted by the collection of previously reserved bad debts in the corresponding period of 2015.

Index

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$46,673	$48,097	(3.0)%	(6.1)%
Carriage fees and subscriptions	2,604	2,005	29.9%	25.7%
Other	1,642	2,029	(19.1)%	(21.4)%
Net revenues	50,919	52,131	(2.3)%	(5.4)%
Costs charged in arriving at OIBDA	27,820	27,893	(0.3)%	(3.5)%
OIBDA	$23,099	$24,238	(4.7)%	(7.7)%

OIBDA margin	45.4%	46.5%	(1.1) p.p.	(1.1) p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$81,463	$79,545	2.4%	0.5%
Carriage fees and subscriptions	5,131	4,024	27.5%	26.0%
Other	2,933	3,527	(16.8)%	(18.3)%
Net revenues	89,527	87,096	2.8%	0.9%
Costs charged in arriving at OIBDA	56,354	52,767	6.8%	5.5%
OIBDA	$33,173	$34,329	(3.4)%	(6.0)%

OIBDA margin	37.1%	39.4%	(2.3) p.p.	(2.7) p.p.

The television advertising market in the Czech Republic increased an estimated 2% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.
On a constant currency basis, net revenues increased in the first half of 2016, driven by an increase in television advertising revenues as well as an increase in carriage fees and subscription revenues. The timing of advertising spending in the first six months of 2016 was different from the prior year as advertisers allocated more of their television budgets to the first quarter of 2016 at lower season prices, which negatively impacted our television advertising revenues in the second quarter. Significant discounting by the competition to sell their incremental inventory also put pressure on our average prices in the second quarter of 2016. In addition, the ice hockey world championship reduced spending in the month of May 2016 compared to 2015, since last year it was hosted in the country and had a positive impact on spending in the market. Carriage fees and subscription revenues increased on a constant currency basis in the second quarter and first half of 2016 due to high definition versions of our channels that are now available as well as the launch of Nova Sport 2 in the second half of 2015 and the launch of Nova International during the first quarter of 2016.
Content costs were flat at constant rates during the second quarter as higher expenses for our popular reality format, Your Face Sounds Familiar, in the spring season were offset by savings from broadcasting fewer hours of local and foreign fiction, and additional costs from the launch of Nova Sport 2 last year were offset by savings in other sports programming. Total costs charged in arriving at OIBDA during the quarter were lower due to savings from personnel costs. Total costs charged in arriving at OIBDA increased in the first half of 2016 because the savings in the second quarter were more than offset by an increase in content costs from more local productions, foreign movies and sports programming in the first quarter of 2016 compared to the same periods of last year.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$37,797	$32,917	14.8%	14.1%
Carriage fees and subscriptions	10,178	10,004	1.7%	1.2%
Other	954	1,113	(14.3)%	(14.9)%
Net revenues	48,929	44,034	11.1%	10.4%
Costs charged in arriving at OIBDA	25,967	28,615	(9.3)%	(9.9)%
OIBDA	$22,962	$15,419	48.9%	48.2%

OIBDA margin	46.9%	35.0%	11.9 p.p.	11.9 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$59,493	$55,264	7.7%	8.6%
Carriage fees and subscriptions	20,164	20,374	(1.0)%	0.9%
Other	1,642	1,918	(14.4)%	(13.4)%
Net revenues	81,299	77,556	4.8%	6.0%
Costs charged in arriving at OIBDA	48,875	58,776	(16.8)%	(15.5)%
OIBDA	$32,424	$18,780	72.7%	72.1%

OIBDA margin	39.9%	24.2%	15.7 p.p.	15.3 p.p.

The television advertising market in Romania increased an estimated 7% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.
Our television advertising revenues increased 14% at constant rates during the second quarter. Since the market was largely sold-out during the quarter, fewer GRPs available from our channels were sold at much higher prices. Also contributing to the demand for advertising was the broadcasting of UEFA European Championship matches by our main channel. This growth in television advertising revenues in the second quarter also resulted in the increase in net revenues in the first half of 2016 compared to the same period in 2015. Carriage fees and subscription revenues grew slightly on a constant currency basis during the three and six months ended June 30, 2016, due to an increase in the number of subscribers, which helped offset a decrease in other revenues.
Even though content costs increased 3% on a constant currency basis during the second quarter, due primarily to the cost of broadcasting matches of the UEFA European Championship, costs charged in arriving at OIBDA decreased, reflecting a decrease in bad debt expense, together with lower personnel costs following restructuring efforts in 2015, lower professional fees for tax and legal advisors, and savings on satellite transmission costs. Content costs decreased by 5% in the first half of 2016 as the cost of the tournament in June was more than offset by savings in the first quarter from not airing a local entertainment format in 2016 that was introduced as a lead-in to the spring season in 2015, as well as some savings from foreign programming.

Index

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$21,246	$18,793	13.1%	10.8%
Carriage fees and subscriptions	559	360	55.3%	52.3%
Other	735	1,083	(32.1)%	(33.5)%
Net revenues	22,540	20,236	11.4%	9.2%
Costs charged in arriving at OIBDA	19,382	16,609	16.7%	14.5%
OIBDA	$3,158	$3,627	(12.9)%	(15.1)%

OIBDA margin	14.0%	17.9%	(3.9) p.p.	(4.0) p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$39,091	$35,099	11.4%	11.4%
Carriage fees and subscriptions	876	660	32.7%	32.7%
Other	1,635	2,015	(18.9)%	(18.8)%
Net revenues	41,602	37,774	10.1%	10.2%
Costs charged in arriving at OIBDA	36,051	34,292	5.1%	5.9%
OIBDA	$5,551	$3,482	59.4%	48.8%

OIBDA margin	13.3%	9.2%	4.1 p.p.	3.4 p.p.

The television advertising market in the Slovak Republic increased an estimated 20% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.
Our television advertising revenues grew significantly during the second quarter and first half of 2016 due primarily to higher prices. The first six months of 2016 also benefited from an increase in spending on informational and political campaigns. Excluding this spending, our revenues grew 9% and 8% during the three and six months ended June 30, 2016 and our market share would have been higher since a lower proportion of these campaigns were placed on our channels. Growth is expected to be significantly lower for the full year as campaign spending will be lower in the second half of 2016 and year-on-year comparisons will also be impacted by the significant volume of such spending in the second half of 2015. Carriage fees and subscription revenues increased significantly during the second quarter and first half of 2016 due to new agreements with carriers.
On a constant currency basis costs charged in arriving at OIBDA increased during the second quarter due primarily to a 18% increase in content costs, reflecting more hours of local programming in the spring season of 2016 than in 2015. Content costs increased by 7% in the first half of 2016 as savings from foreign content in the first three months of the year partially offset increased investment in local production.

Index

Slovenia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$13,907	$13,166	5.6%	3.6%
Carriage fees and subscriptions	1,237	1,026	20.6%	18.3%
Other	972	871	11.6%	9.6%
Net revenues	16,116	15,063	7.0%	4.9%
Costs charged in arriving at OIBDA	14,492	14,100	2.8%	0.7%
OIBDA	$1,624	$963	68.6%	66.4%

OIBDA margin	10.1%	6.4%	3.7 p.p.	3.7 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$23,711	$23,118	2.6%	2.4%
Carriage fees and subscriptions	2,421	2,014	20.2%	20.8%
Other	1,637	1,411	16.0%	15.8%
Net revenues	27,769	26,543	4.6%	4.5%
Costs charged in arriving at OIBDA	26,853	25,220	6.5%	6.6%
OIBDA	$916	$1,323	(30.8)%	(32.7)%

OIBDA margin	3.3%	5.0%	(1.7) p.p.	(1.8) p.p.

The television advertising market in Slovenia increased an estimated 4% at constant rates in the six months ended June 30, 2016 compared to the same period in 2015.

Television advertising revenue increased at constant rates during the second quarter as a more positive macro-economic outlook and improvement in the growth of private consumption encouraged clients to increase their investments in advertising. This improvement in advertising revenue in the second quarter also benefited the first half of the year after a change in the mix of our clients in the first quarter when certain clients had shifted spending to our competitors for lower prices, which was offset by spending from new clients both on television and online. Carriage fees and subscription revenues increased in both periods primarily as a result of an increase in the monthly price for our subscription video on demand product, Voyo.

On a constant currency basis costs charged in arriving at OIBDA increased during both periods due primarily to an increase in content costs from additional hours of local own produced programming in the spring schedule, which was partially offset by savings from foreign programming. The higher cost of local programming in the second quarter was also mostly offset by savings from cost cutting measures, mainly due to lower personnel costs.

Index

Free Cash Flow and Unlevered Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2016	2015	Movement
Net cash generated from continuing operating activities	$17,549	$41,522	(57.7)%
Capital expenditures, net	(11,255)	(14,388)	21.8%
Free cash flow	6,294	27,134	(76.8)%
Cash paid for interest	35,712	9,264	NM (1)
Cash paid for Guarantee Fees	20,000	—	NM (1)
Unlevered free cash flow	$62,006	$36,398	70.4%
(1)    Number is not meaningful.

(US$ 000's)	June 30, 2016	December 31, 2015	Movement
Cash and cash equivalents	$46,442	$61,679	(24.7)%
We ended the quarter with US$ 46.4 million of cash. Our unlevered free cash flow increased 70% to US$ 62.0 million in the six months ended June 30, 2016, from US$ 36.4 million in the same period in 2015. This improvement during the first half of 2016 reflected the improvement in OIBDA and lower capital expenditures. Free cash flow decreased 77% to US$ 6.3 million, from US$ 27.1 million in the same period in 2015 because we paid more interest in cash and elected to repay a total of US$ 20.0 million of accrued Guarantee Fees during the first half of 2016.
For the full year, we expect unlevered free cash flow to improve from US$ 73.9 million in 2015, primarily reflecting an increase in OIBDA, which will be partially offset by investments in new local productions for next year. Cash paid for interest will be higher in 2016 than it was in 2015, and we also plan to use cash to pay the Guarantee Fee related to the 2018 Euro Term Loan payable in November rather than electing to pay in kind. As a result, we anticipate that free cash flow for 2016 will decrease significantly from US$ 55.5 million in 2015.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$149,012	$141,557	5.3%	2.9%
Carriage fees and subscriptions	19,862	18,427	7.8%	6.3%
Other revenue	6,332	6,850	(7.6)%	(9.6)%
Net Revenues	175,206	166,834	5.0%	2.8%
Operating expenses:
Content costs	77,282	73,437	5.2%	3.0%
Other operating costs	17,939	17,422	3.0%	0.6%
Depreciation of property, plant and equipment	7,627	6,936	10.0%	7.3%
Amortization of broadcast licenses and other intangibles	2,114	3,434	(38.4)%	(39.8)%
Cost of revenues	104,962	101,229	3.7%	1.4%
Selling, general and administrative expenses	26,353	28,712	(8.2)%	(10.0)%
Restructuring costs	—	452	(100.0)%	(100.0)%
Operating income	$43,891	$36,441	20.4%	17.9%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$253,183	$243,172	4.1%	3.5%
Carriage fees and subscriptions	39,071	37,205	5.0%	6.1%
Other revenue	11,952	12,590	(5.1)%	(5.4)%
Net Revenues	304,206	292,967	3.8%	3.4%
Operating expenses:
Content costs	149,260	144,727	3.1%	3.3%
Other operating costs	34,393	34,460	(0.2)%	(0.1)%
Depreciation of property, plant and equipment	14,912	13,937	7.0%	6.9%
Amortization of broadcast licenses and other intangibles	4,174	6,933	(39.8)%	(39.9)%
Cost of revenues	202,739	200,057	1.3%	1.5%
Selling, general and administrative expenses	49,813	72,613	(31.4)%	(31.4)%
Restructuring costs	—	1,095	(100.0)%	(100.0)%
Operating income	$51,654	$19,202	169.0%	150.8%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 5% in the six months ended June 30, 2016 as compared to the same period in 2015, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased during the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily in the Czech Republic due to the launch of additional channels in the second half of 2015 and first quarter of 2016, in addition to high definition versions of our channels that are now included in most cable and satellite platforms. Carriage fees revenues also benefited from higher subscriber counts in the current year. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased during the three and six months ended June 30, 2016 as compared to the same periods in the prior year due to lower internet advertising, primarily in the Czech Republic as advertisers allocated more of their budgets to the first quarter of 2016 at lower season pricing, which negatively impacted our revenues in the second quarter.

Index

Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase is primarily due to more hours of local productions in our broadcast schedules on 2016 than in 2015, which was partially offset by savings from foreign programming.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) were broadly flat during the three and six months ended June 30, 2016 compared to the same periods in 2015, as lower transmission costs in Romania following the renegotiation of certain contracts in the second half of 2015 were offset by individually insignificant increases across the other segments.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to depreciation on production and technical equipment put in service after June 30, 2015.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased during the three and six months ended June 30, 2016, compared to the same periods in 2015. The decrease is due to higher amortization expense in 2015 for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 which were subsequently divested with the sale of our Romanian studios in the fourth quarter of 2015. The lower amortization expense also reflects certain intangible assets which were fully amortized in the fourth quarter of 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses were lower during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to a charge taken in the prior year related to certain tax audits in Romania (which was subsequently reversed in the third quarter of 2015). The decrease is also due to lower professional fees and increased non-recourse factoring activities resulting in lower bad debt expense.
Selling, general and administrative expenses for three and six months ended June 30, 2016 and 2015 also includes charges in respect of non-cash stock-based compensation (see Item 1, Note 16, "Stock-based Compensation"). The charge for stock-based compensation expense in 2016 increased compared to the prior periods reflecting the full year impact of stock options and performance-based RSUs granted in the first quarter of 2015.
Operating income / (loss): Operating income during the three and six months ended June 30, 2016 increased compared to the same periods in 2015, as net revenues increased while our total costs decreased. Excluding the charge taken in the first quarter of 2015 related to tax audits then underway in Romania, operating income for the six months ended June 30, 2015 was US$ 37.4 million.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 25% and 17% for the three and six months ended June 30, 2016 compared to 22% and 7% for the three and six months ended June 30, 2015. Excluding the charge related to the Romanian tax audits, operating margin for the six months ended June 30, 2015 was 13%.
Other income / expense:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2016	2015	% Act	2016	2015	% Act
Interest expense	$(29,545)	$(41,746)	29.2%	$(78,699)	$(81,864)	3.9%
Loss on extinguishment of debt	(150,158)	—	NM (1)	(150,158)	—	NM (1)
Non-operating income / (expense):
Interest income	285	118	141.5%	393	230	70.9%
Foreign currency exchange (loss) / gain, net	(3,002)	2,289	NM (1)	12,420	(9,200)	NM (1)
Change in fair value of derivatives	2,544	(2,220)	NM (1)	(11,506)	(3,230)	NM (1)
Other income / (expense), net	6	(3,091)	NM (1)	(58)	(3,445)	98.3%
Provision for income taxes	(5,270)	(3,460)	(52.3)%	(5,989)	(3,605)	(66.1)%
Income / (loss) from discontinued operations, net of tax	—	2,684	(100.0)%	—	(604)	100.0%
Net (income) / loss attributable to noncontrolling interests	(68)	307	NM (1)	191	564	(66.1)%
Other comprehensive income / (loss):
Currency translation adjustment, net	(11,056)	39,581	NM (1)	8,002	(64,183)	NM (1)
Unrealized (loss) / gain on derivative instruments	(2,973)	533	NM (1)	(4,221)	(74)	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and six months ended June 30, 2016 decreased compared to the three and six months ended June 30, 2015 primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan. Interest expense for the three months ended June 30, 2016 also decreased as compared to the same period in 2015 due to the refinancing of the 2017 PIK Notes and the 2017 Term Loan (each 15% per annum) with the 2021 Euro Term Loan (all-in rate of 10.0% per annum).
Loss on extinguishment of debt: During the three and six months ended June 30, 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of 2018 Euro Term Loan and 2019 Euro Term Loan, which were accounted for in a similar manner as a debt extinguishment.
Interest income: Interest income primarily reflects earnings on cash balances.

Index

Foreign currency exchange (loss) / gain, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.
During the six months ended June 30, 2016, we recognized a net gain of US$ 12.4 million comprised of transaction gains of US$ 38.2 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 25.5 million on our long-term debt and transaction losses of US$ 0.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the six months ended June 30, 2015, we recognized a net loss comprised of US$ 9.2 million transaction losses of US$ 24.3 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 23.9 million on our long-term debt and transaction losses of US$ 8.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and six months ended June 30, 2016, we recognized gains and losses, respectively, as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on December 3, 2015, February 11, 2016 and February 17, 2016. During the three and six months ended June 30, 2015, we recognized a loss as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts entered into on March 11, 2015. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Our other income / expense, net during the three and six months ended June 30, 2016 was not material. During the three and six months ended June 30, 2015, we recognized other expense primarily due to the estimated loss on the sale of a building and related land in Bulgaria recorded in the second quarter of 2015.
Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2016 reflects losses on which no tax benefit has been received and tax charges on profits in the Czech Republic and Romania.
The provision for income taxes for the three and six months ended June 30, 2015 continues to reflect valuation allowances in respect of the tax benefit of losses and reflects tax charges on profits in the Czech Republic and Croatia.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Net (income) / loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and six months ended June 30, 2016 and 2015 primarily relates to the noncontrolling interest share of our Bulgaria operations.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss.
In the three and six months ended June 30, 2016, we recognized other comprehensive loss of US$ 11.1 million and other comprehensive income of US$ 8.0 million, respectively, compared to other comprehensive income of US$ 39.6 million and other comprehensive loss of US$ 64.2 million during the three and six months ended June 30, 2015. Included in these amounts are foreign exchange gains and losses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income / loss, a component of shareholders' equity. For the three and six months ended June 30, 2016 and 2015, we recognized losses of US$ 16.8 million and US$ 7.3 million; and a gain of US$ 33.1 million and a loss of US$ 66.6 million, respectively, in accumulated other comprehensive income / loss. In addition, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized a charge of US$ 4.2 million of currency translation adjustment due to the translation of non-monetary assets into Euro as of the date of the change.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and June 30, 2016 and 2015, respectively:

	For the Six Months Ended June 30,
	2016	2015
Bulgarian Lev	(2)%	9%
Croatian Kuna	(3)%	8%
Czech Koruna	(2)%	7%
Euro	(2)%	9%
New Romanian Lei	(2)%	8%
The dollar weakened against the functional currencies of our operations between January 1 and June 30, 2016 compared to a significant strengthening for the same period in 2015. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the six months ended June 30, 2016 and 2015.

Change in Average Rates
Bulgarian Lev	1%
Croatian Kuna	(1)%
Czech Koruna	(1)%
Euro	1%
New Romanian Lei	2%

Index

To the extent that our subsidiaries incur transaction losses in their local functional currency income statement on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2016 and June 30, 2015.
Percent Change During the Six Months Ended June 30, 2016
Percent Change During the Six Months Ended June 30, 2015

Index

Unrealized (loss) / gain on derivative instruments: We recognized unrealized losses on derivatives classified as hedging instruments for the three and six months ended June 30, 2016 compared to an unrealized gain and an unrealized loss for the three and six months ended 2015, respectively, due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Consolidated balance sheets as at June 30, 2016 and December 31, 2015:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2016	December 31, 2015	% Act
Current assets	$333,383	$358,284	(7.0)%
Non-current assets	1,088,570	1,082,133	0.6%
Current liabilities	163,199	146,308	11.5%
Non-current liabilities	1,110,300	974,270	14.0%
Temporary equity	250,148	241,198	3.7%
CME Ltd. shareholders’ (deficit) / equity	(102,739)	77,260	NM (1)
Noncontrolling interests in consolidated subsidiaries	1,045	1,381	(24.3)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2015, excluding the impact of foreign currency translation.
Current assets: Current assets at June 30, 2016 decreased compared to December 31, 2015. Current assets decreased primarily due lower cash balances following the refinancing of the 2017 PIK Notes and 2017 Term Loan, partially with cash on hand. In addition, the prospective adoption of new accounting guidance which requires that deferred tax assets and liabilities be classified as non-current in the condensed consolidated balance sheets decreased current assets.
Non-current assets: Non-current assets at June 30, 2016 increased compared to December 31, 2015. Excluding the positive impact of foreign currency translation, non-current assets decreased slightly primarily due to depreciation on property, plant and equipment and amortization of intangible assets and debt issuance costs associated with our 2021 Revolving Credit Facility. The decreases were partly offset by higher own-produced program rights as our fall schedule has entered production.
Current liabilities: Current liabilities at June 30, 2016 increased compared to December 31, 2015. The increase is primarily due to higher deferred revenue balances from customer prepayments.
Non-current liabilities: Non-current liabilities at June 30, 2016 increased compared to December 31, 2015, primarily due to the refinancing of 2017 PIK Notes and the 2017 Term Loan, both of which had significant issuance discounts, with the 2021 Euro Term Loan, which was had no such discount. The increases were partly offset by the cash repayment of US$ 20.0 million of Guarantee Fees on the 2018 Euro Term Loan for which we previously made an election to pay in kind.
Temporary equity: Temporary equity at June 30, 2016 increased compared to December 31, 2015, due to the accretion on the Series B Convertible Redeemable Preferred Stock held by TW Investor.
CME Ltd. shareholders’ (deficit) / equity: CME Ltd. shareholders’ equity decreased compared to December 31, 2015. This primarily reflects the net loss attributable to CME Ltd., a decrease in accumulated other comprehensive loss due to currency translation adjustments during the six months ended June 30, 2016 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2016 decreased compared to December 31, 2015, due to the net loss attributable to noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 15.2 million during the six months ended June 30, 2016. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2016	2015
Net cash generated from continuing operating activities	$17,549	$41,522
Net cash used in continuing investing activities	(11,255)	(14,388)
Net cash used in continuing financing activities	(23,970)	(27,353)
Net cash provided by discontinued operations	705	5,268
Impact of exchange rate fluctuations on cash and cash equivalents	1,734	(1,334)
Net (decrease) / increase in cash and cash equivalents	$(15,237)	$3,715

Index

Operating Activities
Cash generated from operations during the six months ended June 30, 2016 was US$ 17.5 million compared to US$ 41.5 million for the six months ended June 30, 2015. The decrease compared to the prior period reflects higher payments in 2016 for cash interest and accrued Guarantee Fees, which more than offset increases in operating cash flows due to better OIBDA performance. In the six months ended June 30, 2016, we made US$ 20.0 million of payments for accrued Guarantee Fees for which we previously made and election to pay in kind. We paid cash interest of US$ 35.7 million during the six months ended June 30, 2016 compared to US$ 9.3 million during the six months ended June 30, 2015.
Investing Activities
Our net cash used in investing activities of US$ 11.3 million and US$ 14.4 million for the six months ended June 30, 2016 and 2015, respectively, related to capital expenditures.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2016 was US$ 24.0 million compared to US$ 27.4 million during the six months ended June 30, 2015. The amount of net cash used in financing activities in the six months ended June 30, 2016 primarily reflected the refinancing of the 2017 PIK Notes and the 2017 Term Loan with the proceeds of the 2021 Euro Term Loan and cash on hand. The net cash used in financing activities in the six months ended June 30, 2015 primarily reflected the repayment of amounts drawn on the 2021 Revolving Credit Facility, including accrued interest which we had elected to pay in kind by adding it to the then outstanding principal amount.
Discontinued Operations
The net cash provided by discontinued operations during the six months ended June 30, 2016 was US$ 0.7 million compared US$ 5.3 million during the six months ended June 30, 2015. The net cash provided by discontinued operations for the six months ended June 30, 2016 is due to the receipt of deferred proceeds from the divestiture of businesses in the prior year.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). As at June 30, 2016, the undrawn aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2016 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,060,169	$—	$278,438	$781,731	$—
Long-term debt – interest	458,006	37,274	134,953	285,779	—
Unconditional purchase obligations	126,414	53,700	54,937	15,506	2,271
Operating leases	9,484	3,324	3,907	994	1,259
Capital lease obligations	3,393	1,222	1,854	317	—
Other long-term obligations	43,596	22,151	10,904	10,381	160
Total contractual obligations	$1,701,062	$117,671	$484,993	$1,094,708	$3,690
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at June 30, 2016. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan. However, we intend to allocate excess cash towards the Guarantee Fee related to the 2018 Euro Term Loan rather than electing to pay in kind.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2016, we had commitments in respect of future programming of US$ 124.2 million. This includes contracts signed with license periods starting after June 30, 2016.

Index

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
IV (d)    Cash Outlook
Because cash flows from operating activities were negative in 2012, 2013 and 2014, we relied on equity and debt financings to ensure adequate funding for our operations. While cash flows from operating activities were positive in 2015 and are anticipated to be positive in 2016, our election to pay interest on the 2017 PIK Notes and the 2017 Term Loan and Guarantee Fees in kind increased our leverage. In response, we have sought other capital resources to fund our operations, our debt service and other obligations, including the refinancing transaction below.
On April 7, 2016, we drew on the EUR 468.8 million (approximately US$ 520.5 million as at June 30, 2016) 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest thereon. We also extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. In addition, we amended the interest rate applicable to amounts drawn on the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times); and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. Following these transactions, our nearest debt maturity is November 1, 2018 and our cost of borrowing has decreased.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, with the intention of allocating any excess cash, including in respect of common stock warrant exercises, towards substantially repaying the 2018 Euro Term Loan when it matures in November 2018. In this respect, in the six months ended June 30, 2016 we paid US$ 20.0 million of previously accrued Guarantee Fees, and made an additional payment of US$ 7.5 million in July 2016 with the intention of paying the Guarantee Fees related to the 2018 Euro Term Loan in cash rather than electing to pay in kind. We believe we have adequate cash resources to continue operating as a going concern.
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
Interest Rate Swaps
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at June 30, 2016, we had outstanding three forward foreign exchange contracts with aggregate notional amounts of approximately US$ 51.7 million related to contractual operating payments.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
June 30, 2016:

Expected Maturity Dates	2016	2017	2018		2019	2020	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	250,800		235,335	—	468,800
Average interest rate (1)	—	—	1.50%		1.50%	—	1.50%

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	250,800	250,800	(2)	235,335	—	468,800
Average pay rate	—	0.21%	0.14%		0.31%	—	0.28%
Average receive rate	—	—%	—%		—%	—	—%

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each the 2018 Euro Term Loan and the 2019 Euro Term Loan is 8.5% per annum and the all-in borrowing rate on the 2021 Euro Term Loan is 10.0% per annum.

(2)
The interest rate swaps maturing in 2018 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

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

(1)
As discussed in Item 8, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the 2018 Euro Term Loan and the 2019 Euro Term Loan, each calculated such that the all-in borrowing rate on each is 8.5%.

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

Index

On February 11, 2016, we entered into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2016. At June 30, 2016, forward foreign exchange contracts with an aggregate notional amount of approximately US$ 32.9 million were outstanding.
On February 17, 2016, we entered into five USD to EUR forward exchange contracts with an aggregate notional amount of US$ 557.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the dollar-denominated 2017 PIK Notes and 2017 Term Loan with the 2021 Euro Term Loan. The forwards were settled on April 7, 2016.
Interest Rate Risk Management
The Euro Term Loans bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Note 11, "Financial Instruments and Fair Value Measurements").
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Concerns regarding the stability of the Eurozone and the impact on the region of the outcome of the United Kingdom’s referendum to exit from the European Union (“EU”) may adversely affect our financial position and results of operations.
Continued economic softness in the Eurozone, including a slowdown in the growth of consumer prices, prompted the European Central Bank to embark upon quantitative easing in 2015. Economic events related to the sovereign debt crisis in several EU countries have also highlighted issues relating to the strength of the banking sector in Europe and the Euro. Though the EU has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector or otherwise, including the increased cost of funding for certain governments and financial institutions, will not continue and there can be no assurance that funding and stability packages utilized previously will be available or, if provided, will be sufficient to stabilize affected economies or institutions.
Economic conditions in the EU will be further impacted by the results of the referendum held in the United Kingdom on June 23, 2016 whereby the United Kingdom electorate voted in favor of the United Kingdom leaving the EU, commonly referred to as “Brexit”. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the European Union, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the timing and terms on which the United Kingdom would leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, there is concern that other countries may seek to leave the EU following the Brexit decision, increasing uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.

Index

Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 and the sustained recessionary period that followed had a negative effect on television advertising prices. While we have attempted to combat this fall in prices by implementing new pricing strategies, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors.
In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described below), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs, which requires maintaining investments in television programming and productions at a sufficient level to continue to attract audiences. Significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues have had and may continue to have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets, resistance to price increases and discounting of television advertising prices as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. The strengthening of the dollar had a negative impact on reported revenues in 2015 when translated from the functional currencies of our operations. While we expect our revenues will continue to increase in 2016 in our operating currencies, a strong dollar would have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relate to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although the entire Guarantee Fee in respect of the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and a portion of the Guarantee Fee in respect of the 2021 Euro Term Loan can be, non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item I, Note 4, "Long-term Debt and Other Financing Arrangements".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness and we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Under the 2021 Revolving Credit Facility (when drawn) and the Reimbursement Agreement, we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on the 2021 Euro Term Loan and the 2018 Euro Term Loan increase to 13% and 11%, respectively, on the date that is 180 days following a change of control (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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

Index

Our strategies to diversify and enhance our revenues may not be successful.
We are focused on creating additional revenue streams from our broadcast operations as well as increasing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. We are also working to build-out our offerings of advertising video-on-demand products and other opportunities for advertising online. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which negatively affected the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing or that clients will withdraw advertising from our channels or reduce spending as a result of reduced coverage, or that going forward we will not be successful in renewing carriage fee agreements on the same or better terms, any of which may have an adverse impact on our results of operations and cash flows. If we are ineffective in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While we have been successful in reducing content costs compared to prior periods, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our revenue-generating operations are located in Central and Eastern Europe and we may be significantly affected by risks that may be different to those posed by investments in more developed markets. These risks include, but are not limited to, social and political instability, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local politics also present a potential for biased treatment of us before regulators or courts in the event of disputes. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock and the shares of Series B preferred stock are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of June 30, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 103.2 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 47.6% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.9% (without giving effect to the accretion of the Series B preferred stock after June 30, 2016). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.

Index

Furthermore, in addition to being our largest shareholder, Time Warner is our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock.
The price of our Class A common stock is likely to remain volatile.
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described above under “Risks Relating to Our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.
Our business could be negatively impacted as a result of shareholder activism.
On November 18, 2015, TCS Capital Management, LLC ("TCS Capital"), a beneficial owner of more than 10% of our shares, submitted a letter to the Board of Directors and filed a Schedule 13D disclosing its ownership interest. In recent years, shareholder activists, such as TCS Capital, have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01*+
Amended and Restated Contract of Employment between CME Media Services Limited and Michael Del Nin, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2016).

10.02*+
Amended and Restated Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2016).

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

Central European Media Enterprises Ltd.
Date:	July 26, 2016	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01*+
Amended and Restated Contract of Employment between CME Media Services Limited and Michael Del Nin, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2016).

10.02*+
Amended and Restated Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2016).

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