Form 10-Q
period 2016-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2016-10-25
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2016
Class A Common Stock, par value $0.08	142,799,769

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2016

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$64,229	$61,679
Accounts receivable, net (Note 6)	138,567	167,427
Program rights, net (Note 5)	98,604	85,972
Other current assets (Note 7)	31,327	43,206
Total current assets	332,727	358,284
Non-current assets
Property, plant and equipment, net (Note 8)	109,424	108,522
Program rights, net (Note 5)	193,678	169,073
Goodwill (Note 3)	639,073	622,243
Broadcast licenses and other intangible assets, net (Note 3)	148,989	151,162
Other non-current assets (Note 7)	20,345	31,133
Total non-current assets	1,111,509	1,082,133
Total assets	$1,444,236	$1,440,417

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$172,110	$134,705
Current portion of long-term debt and other financing arrangements (Note 4)	1,258	1,155
Other current liabilities (Note 10)	23,210	10,448
Total current liabilities	196,578	146,308
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,059,670	908,521
Other non-current liabilities (Note 10)	51,820	65,749
Total non-current liabilities	1,111,490	974,270
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2015 - 200,000) (Note 12)	252,512	241,198
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2015 – one)	—	—
142,398,021 shares of Class A Common Stock of $0.08 each (December 31, 2015 – 135,804,221)	11,392	10,864
Nil shares of Class B Common Stock of $0.08 each (December 31, 2015 – nil)	—	—
Additional paid-in capital	1,910,620	1,914,050
Accumulated deficit	(1,806,624)	(1,605,245)
Accumulated other comprehensive loss	(232,545)	(242,409)
Total CME Ltd. shareholders’ (deficit) / equity	(117,157)	77,260
Noncontrolling interests	813	1,381
Total (deficit) / equity	(116,344)	78,641
Total liabilities and equity	$1,444,236	$1,440,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$126,706	$117,322	$430,912	$410,289
Operating expenses:
Content costs	64,487	58,983	213,747	203,710
Other operating costs	17,024	17,180	51,417	51,640
Depreciation of property, plant and equipment	7,557	6,974	22,469	20,911
Amortization of broadcast licenses and other intangibles	2,073	2,695	6,247	9,628
Cost of revenues	91,141	85,832	293,880	285,889
Selling, general and administrative expenses	27,181	2,403	76,994	75,016
Restructuring costs	—	234	—	1,329
Operating income	8,384	28,853	60,038	48,055
Interest expense (Note 14)	(27,636)	(43,998)	(106,335)	(125,862)
Loss on extinguishment of debt (Note 4)	—	—	(150,158)	—
Non-operating income / (expense), net (Note 15)	387	(6,477)	1,636	(22,122)
Loss before tax	(18,865)	(21,622)	(194,819)	(99,929)
(Provision) / credit for income taxes	(958)	112	(6,947)	(3,493)
Loss from continuing operations	(19,823)	(21,510)	(201,766)	(103,422)
Loss from discontinued operations, net of tax	—	(265)	—	(869)
Net loss	(19,823)	(21,775)	(201,766)	(104,291)
Net loss attributable to noncontrolling interests	196	253	387	817
Net loss attributable to CME Ltd.	$(19,627)	$(21,522)	$(201,379)	$(103,474)

Net loss	$(19,823)	$(21,775)	$(201,766)	$(104,291)
Other comprehensive income / (loss):
Currency translation adjustment	7,262	5,546	15,264	(58,637)
Unrealized loss on derivative instruments (Note 11)	(1,360)	(522)	(5,581)	(596)
Total other comprehensive income / (loss)	5,902	5,024	9,683	(59,233)
Comprehensive loss	(13,921)	(16,751)	(192,083)	(163,524)
Comprehensive loss attributable to noncontrolling interests	232	316	568	106
Comprehensive loss attributable to CME Ltd.	$(13,689)	$(16,435)	$(191,515)	$(163,418)

PER SHARE DATA (Note 17):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.14)	$(0.17)	$(1.42)	$(0.79)
Discontinued operations attributable to CME Ltd. - Basic and diluted	0.00	(0.01)	0.00	(0.00)
Net loss attributable to CME Ltd. - Basic and diluted	(0.14)	(0.18)	(1.42)	(0.79)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	153,494	147,054	149,898	146,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity / (Deficit)
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	2,465	—	—	—	2,465
Exercise of warrants (Note 13)	—	—	5,947,010	476	—	—	5,471	—	—	—	5,947
Share issuance, stock-based compensation	—	—	646,790	52	—	—	(52)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(11,314)	—	—	—	(11,314)
Net loss	—	—	—	—	—	—	—	(201,379)	—	(387)	(201,766)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(5,581)	—	(5,581)
Currency translation adjustment	—	—	—	—	—	—	—	—	15,445	(181)	15,264
BALANCE September 30, 2016	1	$—	142,398,021	$11,392	—	$—	$1,910,620	$(1,806,624)	$(232,545)	$813	$(116,344)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201,766)	$(104,291)
Adjustments to reconcile net loss to net cash generated from continuing operating activities:
Loss from discontinued operations, net of tax	—	869
Amortization of program rights	213,747	203,710
Depreciation and other amortization	49,359	72,150
Interest and related Guarantee Fees paid in kind	22,257	43,681
Loss on extinguishment of debt (Note 4)	150,158	—
(Gain) / loss on disposal of fixed assets	(68)	6,914
Deferred income taxes	6,859	2,690
Stock-based compensation (Note 16)	2,465	1,549
Change in fair value of derivatives	11,722	3,571
Foreign currency exchange gain, net	(13,774)	(717)
Changes in assets and liabilities:
Accounts receivable, net	32,411	39,347
Accounts payable and accrued liabilities	(5,952)	(5,061)
Program rights	(229,107)	(219,104)
Other assets and liabilities	(1,075)	(8,478)
Accrued interest	(5,507)	29,455
Income taxes payable	(257)	(304)
Deferred revenue	13,083	15,688
VAT and other taxes payable	(1,991)	(2,584)
Net cash generated from continuing operating activities	$42,564	$79,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(19,847)	$(26,344)
Disposal of property, plant and equipment	113	125
Net cash used in continuing investing activities	$(19,734)	$(26,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$533,963	$—
Repayment of debt	(540,699)	—
Debt transaction costs	(9,541)	(627)
Payment of credit facilities and capital leases	(959)	(27,037)
Settlement of forward currency swaps	(12,106)	—
Proceeds from exercise of warrants	5,947	—
Net cash used in continuing financing activities	$(23,395)	$(27,664)

Net cash used in discontinued operations - operating activities	—	(2,872)
Net cash provided by discontinued operations - investing activities	705	6,959
Net cash used in discontinued operations - financing activities	—	(76)

Impact of exchange rate fluctuations on cash and cash equivalents	2,410	(1,730)
Net increase in cash and cash equivalents	$2,550	$27,483
CASH AND CASH EQUIVALENTS, beginning of period	61,679	34,298
CASH AND CASH EQUIVALENTS, end of period	$64,229	$61,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$40,877	$10,712
Cash paid for Guarantee Fees previously paid in kind	27,502	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$11,314	$12,796
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
Functional Currency
Following the refinancing of the remaining outstanding dollar-denominated debt with Euro-denominated debt in April 2016, CME Ltd.'s income and expenses are primarily denominated in Euro. It is anticipated that CME Ltd.'s cash flows will primarily be in Euro. Accordingly, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized US$ 4.2 million of currency translation adjustment in the second quarter of 2016 due to the translation of non-monetary assets into Euro as of the date of the change. Our reporting currency continues to be the U.S. dollar.

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
Goodwill and Intangibles
Historically, we have assessed the carrying amount of our goodwill and other indefinite-lived intangibles for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. During the third quarter of 2016, we elected to change the date of our assessment for all of our reporting units from December 31 to October 1. We believe this change will more closely align the assessment with our long- and short-range business planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. We have not yet completed our assessment as of October 1, 2016.
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
In the third quarter of 2016, we adopted the FASB guidance issued in March 2016 intended to simplify accounting for share-based payment transactions, specifically with regard to accounting for forfeitures, income taxes, the classification as either equity or liabilities and the presentation in the statement of cash flows. We have made a policy election to account for forfeitures as they occur. The cumulative-effect adjustment to equity as a result of adopting this guidance was not material. The adoption of this guidance did not have any other material impacts on our condensed consolidated financial statements or disclosures.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2016 and December 31, 2015 was as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Foreign currency	596	24	11,961	3,048	1,201	—	16,830
Balance, September 30, 2016	28,322	575	483,907	77,463	48,806	—	639,073
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, September 30, 2016	$172,961	$11,029	$771,452	$88,491	$48,806	$19,400	$1,112,139
Broadcast licenses and other intangible assets:
The gross value and accumulated amortization of broadcast licenses and other intangible assets was as follows as at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,439	$—	$85,439	$83,188	$—	$83,188
Amortized:
Broadcast licenses	196,641	(136,200)	60,441	191,860	(127,613)	64,247
Trademarks	636	(636)	—	614	(614)	—
Customer relationships	54,617	(51,856)	2,761	53,120	(49,672)	3,448
Other	1,612	(1,264)	348	2,138	(1,859)	279
Total	$338,945	$(189,956)	$148,989	$330,920	$(179,758)	$151,162
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2016	December 31, 2015
Long-term debt	$1,057,442	$906,028
Other credit facilities and capital leases	3,486	3,648
Total long-term debt and other financing arrangements	1,060,928	909,676
Less: current maturities	(1,258)	(1,155)
Total non-current long-term debt and other financing arrangements	$1,059,670	$908,521
Financing Transactions
On April 7, 2016, we drew the EUR 468.8 million (approximately US$ 534.0 million as at the transaction date) 2021 Euro Term Loan in full, the proceeds of which, together with cash on hand, were applied toward the repayment of the outstanding US$ 38.2 million of the 15.0% term loan facility due 2017 (the "2017 Term Loan"), plus US$ 1.5 million of accrued and unpaid interest thereon, and toward the redemption and discharge of the outstanding US$ 502.5 million of the 15.0% Senior Secured Notes due 2017 (the "2017 PIK Notes"), plus US$ 26.6 million of accrued and unpaid interest thereon.

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
During the nine months ended September 30, 2016 we paid US$ 27.5 million of accrued Guarantee Fees (as defined below) related to the 2018 Euro Term Loan for which we had previously made an election to pay in kind. The accrued Guarantee Fee payments are presented as cash outflows from operating activities in our condensed consolidated statements of cash flows.
Overview
Total long-term debt and credit facilities comprised the following at September 30, 2016:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$279,918	$(764)	$279,154
2019 Euro Term Loan	262,658	(545)	262,113
2021 Euro Term Loan	523,228	(7,053)	516,175
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,065,804	$(8,362)	$1,057,442

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

Long-term Debt
Our long-term debt comprised the following at September 30, 2016 and December 31, 2015:

	Carrying Amount
	September 30, 2016	December 31, 2015
2017 PIK Notes	$—	$359,789
2017 Term Loan	—	27,592
2018 Euro Term Loan	279,154	272,189
2019 Euro Term Loan	262,113	246,458
2021 Euro Term Loan	516,175	—
	$1,057,442	$906,028
2018 Euro Term Loan
As at September 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 279.9 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner Inc. ("Time Warner"). As at September 30, 2016, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. The 2018 Euro Term Loan matures on November 1, 2018 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the occurrence of certain events, including if our net leverage (as defined in the Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from November 1, 2017. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Time Warner and certain of its subsidiaries.
The fair values of the 2018 Euro Term Loan of US$ 236.2 million and US$ 273.0 million as at September 30, 2016 and December 31, 2015, respectively, were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2019 Euro Term Loan
As at September 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 262.7 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at September 30, 2016, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2019 Euro Term Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2019 Euro Term Loan matures on November 1, 2019 and may currently be prepaid at our option, in whole or in part, without premium or penalty. The 2019 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by CME BV and by Time Warner and certain of its subsidiaries.
The fair values of the 2019 Euro Term Loan of US$ 204.2 million and US$ 256.2 million as at September 30, 2016 and December 31, 2015, respectively, were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at September 30, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 523.2 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 10.5% (if our net leverage ratio is greater than or equal to eight times) to 7.0% per annum (if our net leverage ratio is less than five times). As at September 30, 2016, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 10.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair value of the 2021 Euro Term Loan of US$ 366.1 million as at September 30, 2016 was determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2021 Euro Term Loan, and as such are not required to be accounted for separately.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner which provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility.
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis as shown in the table below. For the three and nine months ended September 30, 2016 and 2015, we recognized US$ 20.4 million and US$ 49.3 million and US$ 4.8 million and US$ 14.4 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate	Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate		All-in Borrowing Rate
2018 Euro Term Loan	1.50%	0.21%	(1)	6.79%		8.50%
2019 Euro Term Loan	1.50%	0.31%		6.69%		8.50%
2021 Euro Term Loan	1.50%	0.28%		8.22%	(2)	10.00%	(2)
2021 Revolving Credit Facility (3)	10.00%	—		—		10.00%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the guarantee fee rate, such that the all-in borrowing rate remains 8.50%.

(2)	As at September 30, 2016. With effect from October 27, 2016 the guarantee fee rate and the all-in borrowing rate will decrease to 7.22% and 9.00%, respectively.

(3)	As at September 30, 2016, the aggregate principal amount available under the 2021 Revolving Credit Facility was undrawn.
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn, as at September 30, 2016.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 9.0%, with the first 5.0% paid in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount outstanding under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The maturity date of the 2021 Revolving Credit Facility is February 19, 2021 with the available amount decreasing to US$ 50.0 million with effect from January 1, 2018. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Credit facilities (1) – (3)	$—	$—
Capital leases	3,486	3,648
Total credit facilities and capital leases	3,486	3,648
Less: current maturities	(1,258)	(1,155)
Total non-current credit facilities and capital leases	$2,228	$2,493

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2016, we had deposits of US$ 28.7 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2015, we had deposits of US$ 19.6 million in and no drawings on the BMG cash pool.

(2)
As at September 30, 2016 and December 31, 2015, there were no drawings outstanding under a CZK 800.0 million (approximately US$ 33.0 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility, up to CZK 800.0 million (approximately US$ 33.0 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

(3)
As at September 30, 2016, there were RON 83.8 million (approximately US$ 21.0 million) of receivables factored under a factoring framework agreement with Global Funds IFN S.A. entered into in the first quarter of 2016. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

As at September 30, 2016, there were no receivables factored under a RON 20.0 million (approximately US$ 5.0 million) factoring framework agreement with UniCredit Bank S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at 2.3% per annum from the date the receivables are factored to the earlier of the date the factored receivable is collected or 210 days from the factored receivable's due date.
Total Group
At September 30, 2016, the maturity of our long-term debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2016	$—
2017	—
2018	279,918
2019	262,658
2020	—
2021 and thereafter	523,228
Total long-term debt and credit facilities	1,065,804
Debt issuance costs	(8,362)
Carrying amount of long-term debt and credit facilities	$1,057,442
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2016:

2016	$353
2017	1,304
2018	1,034
2019	699
2020	196
2021 and thereafter	6
Total undiscounted payments	3,592
Less: amount representing interest	(106)
Present value of net minimum lease payments	$3,486

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Program rights:
Acquired program rights, net of amortization	$200,464	$179,632
Less: current portion of acquired program rights	(98,604)	(85,972)
Total non-current acquired program rights	101,860	93,660
Produced program rights – Feature Films:
Released, net of amortization	1,152	1,298
Produced program rights – Television Programs:
Released, net of amortization	59,384	56,125
Completed and not released	1,606	3,500
In production	29,005	13,783
Development and pre-production	671	707
Total produced program rights	91,818	75,413
Total non-current acquired program rights and produced program rights	$193,678	$169,073
6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Unrelated customers	$147,499	$176,628
Less: allowance for bad debts and credit notes	(8,932)	(9,201)
Total accounts receivable	$138,567	$167,427

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Current:
Prepaid acquired programming	$19,843	$22,761
Other prepaid expenses	7,993	6,941
Deferred tax	—	10,425
VAT recoverable	682	733
Income taxes recoverable	276	249
Other	2,533	2,097
Total other current assets	$31,327	$43,206

	September 30, 2016	December 31, 2015
Non-current:
Capitalized debt costs	$16,866	$27,060
Deferred tax	224	124
Other	3,255	3,949
Total other non-current assets	$20,345	$31,133
Capitalized debt costs are being amortized over the term of the related debt instruments using the straight-line method, which approximates the effective interest method.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Land and buildings	$95,153	$92,237
Machinery, fixtures and equipment	180,244	164,503
Other equipment	29,469	32,314
Software licenses	61,019	55,656
Construction in progress	1,525	3,001
Total cost	367,410	347,711
Less: accumulated depreciation	(257,986)	(239,189)
Total net book value	$109,424	$108,522

Assets held under capital leases (included in the above)
Land and buildings	$3,901	$3,805
Machinery, fixtures and equipment	5,163	4,646
Total cost	9,064	8,451
Less: accumulated depreciation	(4,220)	(3,556)
Total net book value	$4,844	$4,895

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2016 and 2015 is comprised of:

	For the Nine Months Ended September 30,
	2016	2015
Opening balance	$108,522	$114,335
Additions	20,266	24,814
Disposals	(45)	(282)
Depreciation	(22,469)	(20,911)
Foreign currency movements	3,150	(7,426)
Other (1)	—	(1,293)
Ending balance	$109,424	$109,237

(1)	Other is comprised of property, plant and equipment which were classified as assets held for sale in the third quarter of 2015 and subsequently sold in the fourth quarter of 2015.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$54,413	$57,042
Related party accounts payable	30	53
Programming liabilities	30,811	24,901
Related party programming liabilities	18,673	14,583
Duties and other taxes payable	11,134	12,856
Accrued staff costs	19,987	20,709
Accrued interest payable	3,096	914
Related party accrued interest payable (1)	31,118	477
Other	2,848	3,170
Total accounts payable and accrued liabilities	$172,110	$134,705

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Current:
Deferred revenue	$21,311	$7,546
Derivative liabilities	442	650
Restructuring provision	—	458
Legal provision	1,096	1,520
Other	361	274
Total other current liabilities	$23,210	$10,448

	September 30, 2016	December 31, 2015
Non-current:
Deferred tax	$22,850	$25,990
Related party Commitment Fee payable (1)	9,498	9,240
Related party Guarantee Fee payable (Note 4)	12,409	22,655
Accrued interest	—	977
Related party accrued interest	—	5,304
Other	7,063	1,583
Total other non-current liabilities	$51,820	$65,749

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
Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our condensed consolidated statements of operations and comprehensive income / loss. For the three and nine months ended September 30, 2016 and 2015, we did not recognize any charges related to hedge ineffectiveness.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at September 30, 2016
April 5, 2016	5	Interest rate swap	€468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(3,817)
April 5, 2016	4	Interest rate swap	€250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(308)
November 10, 2015	3	Interest rate swap	€235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(2,182)
November 14, 2014	2	Interest rate swap	€250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(646)
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2015	$(1,420)
Loss on interest rate swaps	(7,302)
Reclassified to interest expense	1,721
BALANCE September 30, 2016	$(7,001)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Currency swaps	$(398)	$(2,443)	$(11,904)	$(5,673)
Foreign Currency Risk
We have entered into a number of forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements and to the refinancing of certain long-term debt. Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at September 30, 2016
February 11, 2016	1	EUR / USD forward	$17,700	December 21, 2016	USD-denominated operating payments	$197
December 3, 2015	2	EUR / USD forward	$10,604	December 21, 2016	USD-denominated operating payments	$(442)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), were issued and outstanding as at September 30, 2016 and December 31, 2015. As at September 30, 2016 and December 31, 2015, the carrying value of the Series B Preferred Shares was US$ 252.5 million and US$ 241.2 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of September 30, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 104.2 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from and including June 25, 2016 to but excluding the fifth anniversary of the date of issuance. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at September 30, 2016, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
Holders of the Series B Preferred Shares have no voting rights on any matter presented to holders of any class of our capital stock, with the exception that they may vote with holders of shares of our Class A common stock (i) with respect to a change of control event or (ii) as provided by our Bye-laws or applicable Bermuda law. Holders of Series B Preferred Shares will participate in any dividends declared or paid on our Class A common stock on an as-converted basis. The Series B Preferred Shares rank pari passu with our Series A Convertible Preferred Stock and senior to all other equity securities of the Company in respect of payment of dividends and distribution of assets upon liquidation. The Series B Preferred Shares have such other rights, powers and preferences as are set forth in the Certificate of Designation for the Series B Preferred Shares.
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three and nine months ended September 30, 2016 and 2015, we recognized accretion on the Series B Preferred Shares of US$ 2.4 million and US$ 11.3 million; and US$ 4.4 million and US$ 12.8 million, respectively, with corresponding decreases in additional paid-in capital, net of the effect of foreign exchange.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at September 30, 2016 and December 31, 2015.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2016 and December 31, 2015. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2016 and December 31, 2015 (see Note 12, "Convertible Redeemable Preferred Shares"). As of September 30, 2016, the 200,000 Series B Preferred Shares were convertible into approximately 104.2 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2016 and December 31, 2015. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 142.4 million and 135.8 million shares of Class A common stock outstanding at September 30, 2016 and December 31, 2015, respectively, and no shares of Class B common stock outstanding at September 30, 2016 or December 31, 2015.
As at September 30, 2016, TW Investor owns 43.1% of the outstanding shares of Class A common stock and has a 47.3% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised from May 2, 2016 until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During 2016, 5,947,010 warrants were exercised resulting in net proceeds to us of approximately US$ 5.9 million. As at September 30, 2016, 108,052,990 warrants remain outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants (approximately 93.4%). The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on long-term debt and other financing arrangements	$26,139	$28,561	$85,692	$84,251
Amortization of capitalized debt issuance costs	1,497	3,902	7,698	11,603
Amortization of debt issuance discount	—	11,535	12,945	30,008
Total interest expense	$27,636	$43,998	$106,335	$125,862
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 40.9 million and US$ 10.7 million during the nine months ended September 30, 2016 and 2015, respectively. In addition, we paid US$ 27.5 million of accrued Guarantee Fees during the nine months ended September 30, 2016, for which we had previously made an election to pay in kind.
15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$90	$109	$483	$339
Foreign currency exchange gain / (loss), net	630	(568)	13,050	(9,768)
Change in fair value of derivatives (Note 11)	(398)	(2,443)	(11,904)	(5,673)
Other income / (expense), net	65	(3,575)	7	(7,020)
Total other non-operating income / (expense)	$387	$(6,477)	$1,636	$(22,122)
16.    STOCK-BASED COMPENSATION
Under our 2015 Stock Incentive Plan (the "2015 Plan"), 6,000,000 shares of Class A common stock are authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
For the three and nine months ended September 30, 2016 and 2015, we recognized charges for stock-based compensation of US$ 0.7 million and US$ 2.5 million; and US$ 0.6 million and US$ 1.5 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
Stock Options
A summary of option activity for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,666,000	$3.53	9.07	$640
Granted	411,392	2.46
Expired	(63,000)	32.62
Outstanding at September 30, 2016	2,014,392	$2.40	8.82	$32
Vested and expected to vest	2,014,392	2.40	8.82	32
Exercisable at September 30, 2016	403,000	$2.69	8.61	$8
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of September 30, 2016 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2016. This amount changes based on the fair value of our Class A common stock. As at September 30, 2016, there was US$ 2.2 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.9 years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Restricted Stock Units
Each RSU represents a right to receive one share of Class A common stock according to its vesting conditions. The majority of RSU issued have time-based vesting conditions and vest ratably over one to four years from the date of grant. Vesting of RSU with performance-based vesting conditions ("PRSU") is contingent on the achievement of cumulative OIBDA and unlevered free cash flow targets over a multi-year period. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU and PRSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair values of RSU and PRSU are calculated as the closing price of our Class A common shares on the date of grant.
The following table summarizes information about unvested RSU and PRSU as at September 30, 2016:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	2,554,597	$2.72
Granted	705,166	2.41
Vested	(626,126)	2.83
Unvested at September 30, 2016	2,633,637	$2.61
As at September 30, 2016, the intrinsic value of unvested RSUs was US$ 6.1 million. Total unrecognized compensation cost related to unvested RSUs as at September 30, 2016 was US$ 3.6 million and is expected to be recognized over a weighted-average period of 2.4 years.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Loss from continuing operations	$(19,823)	$(21,510)	$(201,766)	$(103,422)
Net loss attributable to noncontrolling interests	196	253	387	817
Less: preferred share accretion paid in kind (Note 12)	(2,364)	(4,391)	(11,314)	(12,796)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(21,991)	(25,648)	(212,693)	(115,401)
Loss from discontinued operations, net of tax	—	(265)	—	(869)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(21,991)	$(25,913)	$(212,693)	$(116,270)

Effect of dilutive securities
Preferred share accretion paid in kind	—	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(21,991)	$(25,913)	$(212,693)	$(116,270)

Weighted average outstanding shares of common stock - Basic (1)	153,494	147,054	149,898	146,803
Dilutive effect of employee stock options and RSUs	—	—	—	—
Weighted average outstanding shares of common stock - Diluted	153,494	147,054	149,898	146,803

Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(0.14)	$(0.17)	$(1.42)	$(0.79)
Discontinued operations attributable to CME Ltd. - Basic and diluted	0.00	(0.01)	0.00	(0.00)
Net loss attributable to CME Ltd. - Basic and diluted	(0.14)	(0.18)	(1.42)	(0.79)

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At September 30, 2016, 107,665,348 warrants, stock options, RSUs and shares underlying the Series B Preferred Shares were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. Stock-based compensation and certain other items are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their respective OIBDA.
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2016 and 2015 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at September 30, 2016 and December 31, 2015 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Bulgaria	$13,789	$14,673	$50,103	$50,877
Croatia	9,833	9,949	38,037	38,184
Czech Republic	39,031	35,575	128,558	122,671
Romania	36,970	32,005	118,269	109,561
Slovak Republic	17,864	17,223	59,466	54,997
Slovenia	9,555	8,606	37,324	35,149
Intersegment revenues (1)	(336)	(709)	(845)	(1,150)
Total net revenues	$126,706	$117,322	$430,912	$410,289

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA and reconciliation of OIBDA to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Bulgaria	$1,943	$2,223	$8,966	$8,466
Croatia	(516)	(909)	5,386	5,925
Czech Republic	13,180	9,483	46,353	43,812
Romania	12,606	6,953	45,030	25,733
Slovak Republic	(383)	358	5,168	3,840
Slovenia	(746)	(1,556)	170	(233)
Elimination	11	(225)	(57)	(260)
Total operating segments	26,095	16,327	111,016	87,283
Corporate	(8,081)	(7,974)	(22,262)	(20,671)
Total OIBDA	18,014	8,353	88,754	66,612
Depreciation of property, plant and equipment	(7,557)	(6,974)	(22,469)	(20,911)
Amortization of broadcast licenses and other intangibles	(2,073)	(2,695)	(6,247)	(9,628)
Other items (1)	—	30,169	—	11,982
Operating income	8,384	28,853	60,038	48,055
Interest expense (Note 14)	(27,636)	(43,998)	(106,335)	(125,862)
Loss on extinguishment of debt (Note 4)	—	—	(150,158)	—
Non-operating income / (expense), net (Note 15)	387	(6,477)	1,636	(22,122)
Loss before tax	$(18,865)	$(21,622)	$(194,819)	$(99,929)

(1)
Other items for the three and nine months ended September 30, 2015 consists solely of the reversal of charges related to a tax audit of Pro TV in Romania, which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015.

Total assets (1):	September 30, 2016	December 31, 2015
Bulgaria	$134,160	$134,418
Croatia	52,248	52,306
Czech Republic	724,669	746,269
Romania	292,242	261,984
Slovak Republic	125,566	121,122
Slovenia	71,320	70,911
Total operating segments	1,400,205	1,387,010
Corporate	44,031	53,407
Total assets	$1,444,236	$1,440,417

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Bulgaria	$1,840	$1,614	$2,828	$3,077
Croatia	305	1,273	1,385	2,208
Czech Republic	1,454	4,415	4,317	8,991
Romania	2,693	2,298	5,027	4,885
Slovak Republic	462	460	1,286	2,207
Slovenia	1,523	927	3,238	2,487
Total operating segments	8,277	10,987	18,081	23,855
Corporate	283	895	1,766	2,489
Total capital expenditures	$8,560	$11,882	$19,847	$26,344

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets (1):	September 30, 2016	December 31, 2015
Bulgaria	$6,368	$5,602
Croatia	5,946	5,497
Czech Republic	37,701	39,907
Romania	23,528	20,873
Slovak Republic	15,328	15,606
Slovenia	15,004	15,082
Total operating segments	103,875	102,567
Corporate	5,549	5,955
Total long-lived assets	$109,424	$108,522

(1)	Reflects property, plant and equipment.

Consolidated revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Television advertising	$101,287	$93,882	$354,470	$337,054
Carriage fees and subscriptions	19,745	17,731	58,816	54,936
Other	5,674	5,709	17,626	18,299
Total net revenues	$126,706	$117,322	$430,912	$410,289
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2016, we had total commitments of US$ 139.8 million (December 31, 2015: US$ 144.9 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2016	$26,796	$9,199	$930	$910
2017	46,180	14,289	2,873	—
2018	37,845	5,736	2,190	—
2019	19,641	11,338	977	—
2020	6,946	384	508	—
2021 and thereafter	2,425	395	1,789	—
Total	$139,833	$41,341	$9,267	$910
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
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 47.3% voting interest in CME Ltd. as at September 30, 2016, as material related party transactions.
Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$—	$67	$—	$89
Cost of revenues	5,665	3,968	17,111	15,832
Interest expense	22,189	32,238	87,688	91,823

	September 30, 2016	December 31, 2015
Programming liabilities	$18,673	$14,583
Other accounts payable and accrued liabilities	30	53
Long-term debt and other financing arrangements	—	324,979
Accrued interest payable (1)	31,118	5,781
Other non-current liabilities (2)	21,907	31,895

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

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
The exchange rates used in this report are as at September 30, 2016, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the impact of global economic conditions on our markets; the extent to which our liquidity constraints and debt service obligations restrict our business; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; our ability to refinance our existing indebtedness; changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations; our exposure to additional tax liabilities; and the timely renewal of broadcasting licenses and our ability to obtain additional frequencies and licenses. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Non-GAAP Financial Measures
In this report we refer to several non-GAAP financial measures, including OIBDA, OIBDA margin, free cash flow and unlevered free cash flow. We believe that each of these metrics is useful to investors for the reasons outlined below. Non-GAAP financial measures may not be comparable to similar measures reported by other companies. Non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, US GAAP financial measures.
We evaluate our consolidated results and the performance of our segments based on net revenues and OIBDA. We believe OIBDA is useful to investors because it provides a meaningful representation of our performance, as it excludes certain items that do not impact either our cash flows or the operating results of our operations. OIBDA and unlevered free cash flow are also used as components in determining management bonuses.
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our co-CEOs when evaluating our performance. Stock-based compensation and certain other items are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their respective OIBDA. Our key performance measure of the efficiency of our consolidated operations and our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues. Intersegment revenues and profits have been eliminated on consolidation.
We have previously used free cash flow as a measure of the ability of our operations to generate cash. We define free cash flow as cash flows from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-CEOs when evaluating performance. Following the refinancing transaction completed in April 2016, the amount of interest and related Guarantee Fees on our outstanding indebtedness that is paid in cash has increased. Since we expect to use cash generated by the business to pay more interest and related Guarantee Fees in cash, and these cash payments are reflected in free cash flow, we think unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, better illustrates the cash generated by our operations when comparing periods.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 18, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
The following analysis contains references to like-for-like or constant currency percentage movements (“% Lfl”). These references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on like-for-like percentage movements as well as actual (“% Act”) percentage movements (which includes the effect of foreign exchange). Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2016 and 2015.
Executive Summary
The following table provides a summary of our consolidated results for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2016	2015	% Act	% Lfl
Net revenues	$126,706	$117,322	8.0%	8.2%	$430,912	$410,289	5.0%	4.8%
Operating income	8,384	28,853	(70.9)%	(70.5)%	60,038	48,055	24.9%	22.4%
Operating margin	6.6%	24.6%	(18.0) p.p.	(17.7) p.p.	13.9%	11.7%	2.2 p.p.	2.0 p.p.
OIBDA	$18,014	$8,353	115.7%	120.7%	$88,754	$66,612	33.2%	30.7%
OIBDA margin	14.2%	7.1%	7.1 p.p.	7.2 p.p.	20.6%	16.2%	4.4 p.p.	4.1 p.p.
(1)    Number is not meaningful.
Our consolidated net revenues increased 8% and 5% at constant and actual exchange rates in the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015, due to improvement in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew 5% overall in the first nine months of 2016 compared to 2015. Our television advertising revenues grew 5% at constant rates during that period due primarily to growth in our three largest markets, the Czech Republic, Romania and Slovakia. Carriage fees and subscription revenues increased 12% and 8% at constant rates during the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015, due primarily to growth in the number of subscribers to cable, satellite and IPTV platforms, better channel offerings and new channel launches.
Costs charged in arriving at OIBDA were flat at constant and actual exchange rates in both the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015. Our strict focus on the profitability of our businesses enabled us to offset targeted investments in programming in certain countries. As a result, increases in overall content costs at constant rates in the respective three- and nine-month periods were compensated by savings in other costs.

Index

The growth in revenue, combined with cost savings, resulted in an improvement in our OIBDA margin in the three and nine months ended September 30, 2016 and we anticipate our full year OIBDA margin in 2016 will exceed our OIBDA margin of 20% in 2015. We expect revenues to grow at a faster pace than costs over the next several years, leading to continued OIBDA margin expansion.
The decrease in operating income in the three months ended September 30, 2016 compared to 2015 resulted from the reversal of charges in the prior year related to tax audits in Romania, which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015. Excluding the reversal of US$ 30.2 million and US$ 12.0 million in the three and nine months ended September 30, 2015, respectively, operating results for the three and nine months ended September 30, 2015 were a loss of US$ 1.3 million and income of US$ 36.1 million, respectively. Operating income in the nine months ended September 30, 2016 benefited from the increase in net revenues and a decrease in operating costs before considering the impact of the reversal.
We believe we continue to provide the most efficient medium for advertisers to reach consumers in all countries in which we operate. Although our audience shares were negatively impacted by the summer Olympics in August 2016, the gap between us and our closest commercial competitor widened in five out of six markets during the third quarter. The fall season rolled out during the period, and our prime time audience shares in the month of September improved year-on-year in all six countries. We look to capitalize on the pillars of our programming strategy, which include news, local fiction, and local reality and entertainment, and we will continue to invest in programming on a targeted basis to improve our competitive position as we focus on improving profitability.
We ended the quarter with US$ 64.2 million of cash. Our unlevered free cash flow increased 44% to US$ 91.2 million in the nine months ended September 30, 2016, from US$ 63.6 million in the same period in 2015. This improvement during the first nine months of 2016 reflected the improvement in OIBDA and lower capital expenditures. Free cash flow decreased 57% to US$ 22.8 million, from US$ 52.9 million in the same period in 2015 because we paid more interest in cash and elected to repay a total of US$ 27.5 million of accrued Guarantee Fees previously paid in kind during the first nine months of 2016. For the full year, we expect unlevered free cash flow to improve from US$ 73.9 million in 2015, primarily reflecting an increase in OIBDA, which will be partially offset by investments in new local productions for 2017. Cash paid for interest will be higher in 2016 than it was in 2015, and we also plan to use cash to pay the Guarantee Fee related to the 2018 Euro Term Loan payable in November. As a result, we anticipate that free cash flow for 2016 will decrease significantly from US$ 55.5 million in 2015.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2016:

	For the Nine Months Ended September 30, 2016
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	2.7%	2.4%	(3)%
Croatia	2.2%	2.7%	1%
Czech Republic	2.7%	2.7%	3%
Romania*	4.7%	8.1%	10%
Slovak Republic	3.4%	3.0%	13%
Slovenia	2.3%	1.8%	6%
Total CME Ltd. Markets	3.3%	4.1%	5%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first nine months of 2016 the rate of overall GDP growth in the countries in which we operate outpaced the average for Western Europe. The growth in our largest markets continues to be driven by domestic demand, which is evidenced by robust growth in real private consumption, in addition to growth in exports. Fiscal stimulus in Romania has contributed to significant growth in private consumption in that country. The overall macro-economic backdrop remains positive, and was reflected in recent International Monetary Fund forecasts that increased real GDP growth projections for 2016 and 2017 in Bulgaria and Romania, the latter being the highest in Europe. We believe that the growth in real GDP and private consumption that is forecast for 2016 across all six of the countries in which we operate will be supportive of overall television advertising market growth during the full year.
We continue to monitor the macro-economic environment in the region following the referendum that was held in the United Kingdom on June 23, 2016 whereby the UK electorate voted in favor of the United Kingdom leaving the European Union, commonly referred to as “Brexit”. The overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, but we have not seen an appreciable impact on the behavior of advertisers in the countries in which we operate. There could be an indirect influence upon GDP growth in the countries in which we operate if it results in a decline in exports. However, current projections suggest the potential reduction in exports would have limited impact on GDP growth, due in part to the improvement in private consumption in these economies since 2014. The departure of the United Kingdom from the EU may also adversely affect the budgetary contributions and allocations among the EU member states, including the countries in which we operate, which are generally net recipients of EU funding. However, existing commitments for budgetary contributions would not be affected, so there is not expected to be any impact on allocations to net recipient countries in the next several years.

Index

We estimate that the TV advertising markets in the countries in which we operate increased by 5% on average in the nine months ended September 30, 2016 compared to the same period in 2015. In Bulgaria, heavy competition for market share continued to negatively impact average market prices, leading to a decline in the market despite an increase in the volume of gross ratings points ("GRPs") sold. Conversely, the market growth in Croatia was driven by an increase in average market prices and GRPs sold in the first nine months of the year. In the Czech Republic, sell-out rates have increased as advertisers place more advertising than in 2015, but average prices were lower due to significant discounting by the competition to sell their incremental inventory. In Romania, the market was largely sold-out in both the second and third quarters, so the combination of an increase in GRPs sold and higher average prices resulted in significant growth in the first nine months of 2016. The market continues to be largely sold-out, and given constraints in producing more GRPs, we expect lower market growth in Romania in the fourth quarter compared to the third quarter of 2016. In the Slovak Republic, the market grew significantly in the first nine months of 2016 due to higher prices. Demand in the first half of the year was also influenced by an increase in spending on informational and political campaigns, but this spending declined year-on-year in the third quarter and is expected to decline significantly in the fourth quarter resulting in a rate of market growth for the full year that is less than the nine months ended September 30, 2016. In Slovenia, a more positive macro-economic environment has encouraged advertisers to increase investments so more inventory was sold at higher average prices.
Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$13,789	$14,673	(6.0)%	(6.0)%
Croatia	9,833	9,949	(1.2)%	(2.2)%
Czech Republic	39,031	35,575	9.7%	9.7%
Romania	36,970	32,005	15.5%	16.6%
Slovak Republic	17,864	17,223	3.7%	3.9%
Slovenia	9,555	8,606	11.0%	11.2%
Intersegment revenues	(336)	(709)	NM (1)	NM (1)
Total net revenues	$126,706	$117,322	8.0%	8.2%
(1)    Number is not meaningful.

	NET REVENUES
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$50,103	$50,877	(1.5)%	(1.4)%
Croatia	38,037	38,184	(0.4)%	(1.8)%
Czech Republic	128,558	122,671	4.8%	3.4%
Romania	118,269	109,561	7.9%	9.1%
Slovak Republic	59,466	54,997	8.1%	8.2%
Slovenia	37,324	35,149	6.2%	6.2%
Intersegment revenues	(845)	(1,150)	NM (1)	NM (1)
Total net revenues	$430,912	$410,289	5.0%	4.8%
(1)    Number is not meaningful.

Index

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$1,943	$2,223	(12.6)%	(12.4)%
Croatia	(516)	(909)	43.2%	43.9%
Czech Republic	13,180	9,483	39.0%	39.2%
Romania	12,606	6,953	81.3%	83.3%
Slovak Republic	(383)	358	NM (1)	NM (1)
Slovenia	(746)	(1,556)	52.1%	52.2%
Eliminations	11	(225)	NM (1)	NM (1)
Total operating segments	26,095	16,327	59.8%	61.7%
Corporate	(8,081)	(7,974)	(1.3)%	(1.4)%
Consolidated OIBDA	$18,014	$8,353	115.7%	120.7%
(1)    Number is not meaningful.

	OIBDA
	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Bulgaria	$8,966	$8,466	5.9%	5.6%
Croatia	5,386	5,925	(9.1)%	(12.4)%
Czech Republic	46,353	43,812	5.8%	3.6%
Romania	45,030	25,733	75.0%	75.1%
Slovak Republic	5,168	3,840	34.6%	27.0%
Slovenia	170	(233)	NM (1)	NM (1)
Eliminations	(57)	(260)	NM (1)	NM (1)
Total operating segments	111,016	87,283	27.2%	25.3%
Corporate	(22,262)	(20,671)	(7.7)%	(7.5)%
Consolidated OIBDA	$88,754	$66,612	33.2%	30.7%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$8,192	$9,305	(12.0)%	(11.9)%
Carriage fees and subscriptions	4,824	4,427	9.0%	8.9%
Other	773	941	(17.9)%	(17.7)%
Net revenues	13,789	14,673	(6.0)%	(6.0)%
Costs charged in arriving at OIBDA	11,846	12,450	(4.9)%	(4.8)%
OIBDA	$1,943	$2,223	(12.6)%	(12.4)%

OIBDA margin	14.1%	15.2%	(1.1) p.p.	(1.0) p.p.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$32,838	$34,430	(4.6)%	(4.6)%
Carriage fees and subscriptions	14,036	13,400	4.7%	5.2%
Other	3,229	3,047	6.0%	6.1%
Net revenues	50,103	50,877	(1.5)%	(1.4)%
Costs charged in arriving at OIBDA	41,137	42,411	(3.0)%	(2.8)%
OIBDA	$8,966	$8,466	5.9%	5.6%

OIBDA margin	17.9%	16.6%	1.3 p.p.	1.2 p.p.
The television advertising market in Bulgaria declined an estimated 3% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
Our television advertising revenues decreased by 12% and 5% at constant rates in the three and nine months ended September 30, 2016, respectively. Sustained significant competition for market share continues to negatively impact our average prices and this has more than offset an increase in the volume of GRPs sold in each period. The year-to-date period was also negatively impacted by reduced budgets of certain advertising clients during the first quarter. Carriage fees and subscription revenues increased on a constant currency basis in the three and nine months ended September 30, 2016 because a contract was renewed at higher prices during the third quarter and the number of subscribers has grown during the course of the year.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the third quarter as content costs declined 5% driven primarily by more efficient production of local programming. This, combined with a decrease in content costs during the second quarter, more than offset an increase in costs during the first three months of the year resulting in lower costs in the first nine months of 2016.

Index

Croatia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$8,265	$8,411	(1.7)%	(2.8)%
Carriage fees and subscriptions	646	567	13.9%	12.5%
Other	922	971	(5.0)%	(6.1)%
Net revenues	9,833	9,949	(1.2)%	(2.2)%
Costs charged in arriving at OIBDA	10,349	10,858	(4.7)%	(5.7)%
OIBDA	$(516)	$(909)	43.2%	43.9%

OIBDA margin	(5.2)%	(9.1)%	3.9 p.p.	3.9 p.p.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$33,044	$33,432	(1.2)%	(2.6)%
Carriage fees and subscriptions	1,913	1,727	10.8%	10.0%
Other	3,080	3,025	1.8%	1.2%
Net revenues	38,037	38,184	(0.4)%	(1.8)%
Costs charged in arriving at OIBDA	32,651	32,259	1.2%	0.2%
OIBDA	$5,386	$5,925	(9.1)%	(12.4)%

OIBDA margin	14.2%	15.5%	(1.3) p.p.	(1.7) p.p.

The television advertising market in Croatia increased an estimated 1% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
Our television advertising revenues decreased at constant rates during the three and nine months ended September 30, 2016 from selling a lower volume of GRPs, albeit at a higher average price, compared to the same periods in 2015.
Costs charged in arriving at OIBDA decreased on a constant currency basis in the third quarter of 2016 due to savings in foreign programming as well as a later start to certain programs in the fall season than in 2015. This savings in the third quarter offset an increase in content costs in the first half of the year as a result of launching an additional entertainment format when compared to the schedule in 2015, so costs were broadly flat in the first nine months of 2016.

Index

Czech Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$34,518	$32,037	7.7%	7.7%
Carriage fees and subscriptions	2,612	1,394	87.4%	87.4%
Other	1,901	2,144	(11.3)%	(11.4)%
Net revenues	39,031	35,575	9.7%	9.7%
Costs charged in arriving at OIBDA	25,851	26,092	(0.9)%	(1.0)%
OIBDA	$13,180	$9,483	39.0%	39.2%

OIBDA margin	33.8%	26.7%	7.1 p.p.	7.2 p.p.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$115,981	$111,582	3.9%	2.5%
Carriage fees and subscriptions	7,743	5,418	42.9%	41.6%
Other	4,834	5,671	(14.8)%	(15.7)%
Net revenues	128,558	122,671	4.8%	3.4%
Costs charged in arriving at OIBDA	82,205	78,859	4.2%	3.3%
OIBDA	$46,353	$43,812	5.8%	3.6%

OIBDA margin	36.1%	35.7%	0.4 p.p.	0.1 p.p.
The television advertising market in the Czech Republic increased an estimated 3% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
On a constant currency basis, net revenues increased in the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015, due to increases in both television advertising revenues and carriage fees and subscription revenues. Advertisers bought more GRPs in the third quarter resulting in higher television advertising revenues for both the quarter and year-to-date periods. Our average price for advertising over these periods remains under pressure due to significant discounting by the competition to sell incremental inventory provided by channels they launched last year, which partially offset the additional volumes sold. Carriage fees and subscription revenues increased on a constant currency basis in the third quarter and first nine months of 2016 due to agreements for high definition versions of our channels in place during 2016, as well as the launch of Nova Sport 2 in September 2015 and the launch of Nova International during the first quarter of 2016.
Costs charged in arriving at OIBDA decreased 1% on a constant currency basis in the third quarter. Content costs increased slightly, which included spending to produce a second season of our popular reality format, Your Face Sounds Familiar, for the fall season that was mostly offset by savings from broadcasting fewer hours of foreign fiction. There were also some incremental costs from operating additional channels, which together with the investment in local content was more than offset by savings in other costs. Total costs charged in arriving at OIBDA increased 3% at constant rates in the first nine months of 2016 because an increase in content costs from more local productions, foreign movies and sports programming in the first quarter of 2016 outweighed savings of other non-programming costs in the second and third quarters compared to the same periods of last year.

Index

Romania

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$25,763	$21,137	21.9%	23.0%
Carriage fees and subscriptions	10,104	10,003	1.0%	1.9%
Other	1,103	865	27.5%	28.7%
Net revenues	36,970	32,005	15.5%	16.6%
Costs charged in arriving at OIBDA	24,364	25,052	(2.7)%	(1.9)%
OIBDA	$12,606	$6,953	81.3%	83.3%

OIBDA margin	34.1%	21.7%	12.4 p.p.	12.4 p.p.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$85,256	$76,401	11.6%	12.6%
Carriage fees and subscriptions	30,268	30,377	(0.4)%	1.2%
Other	2,745	2,783	(1.4)%	(0.3)%
Net revenues	118,269	109,561	7.9%	9.1%
Costs charged in arriving at OIBDA	73,239	83,828	(12.6)%	(11.4)%
OIBDA	$45,030	$25,733	75.0%	75.1%

OIBDA margin	38.1%	23.5%	14.6 p.p.	14.4 p.p.
The television advertising market in Romania increased an estimated 10% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
Demand for advertising on television remained robust during the third quarter of 2016, and we fully monetized additional inventory generated by our main channel compared to last year. This was due in part to the broadcasting of UEFA European Championship matches in the first half of July. Since we sold more GRPs at higher prices, our television advertising revenues increased 23% at constant rates during the period. This growth in television advertising revenues in the third quarter, combined with pricing driven growth in the second quarter, resulted in an increase in net revenues in the first nine months of 2016 compared to the same period in 2015. Our channels continue to be largely sold-out, and given constraints in producing more GRPs, we expect lower television advertising revenue growth in the fourth quarter compared to the third quarter of 2016. Carriage fees and subscription revenues grew slightly on a constant currency basis during the three and nine months ended September 30, 2016, due to an increase in the number of subscribers.
Costs charged in arriving at OIBDA decreased 2% at constant rates during the third quarter due to a decrease in bad debt expense, lower personnel costs following restructuring efforts in 2015, lower professional fees for tax and legal advisors, and savings on satellite transmission costs. This more than offset an increase in content costs, which included the cost of broadcasting matches of the UEFA European Championship as well as increased investment in the prime time schedule. Content costs also increased in the first nine months of 2016, but this was offset by significant savings in other costs so overall costs charged in arriving at OIBDA decreased significantly.

Index

Slovak Republic

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$16,809	$16,030	4.9%	5.0%
Carriage fees and subscriptions	400	320	25.0%	25.4%
Other	655	873	(25.0)%	(24.9)%
Net revenues	17,864	17,223	3.7%	3.9%
Costs charged in arriving at OIBDA	18,247	16,865	8.2%	8.3%
OIBDA	$(383)	$358	NM (1)	NM (1)

OIBDA margin	(2.1)%	2.1%	NM (1)	NM (1)
(1)    Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$55,900	$51,129	9.3%	9.4%
Carriage fees and subscriptions	1,276	980	30.2%	30.3%
Other	2,290	2,888	(20.7)%	(20.7)%
Net revenues	59,466	54,997	8.1%	8.2%
Costs charged in arriving at OIBDA	54,298	51,157	6.1%	6.7%
OIBDA	$5,168	$3,840	34.6%	27.0%

OIBDA margin	8.7%	7.0%	1.7 p.p.	1.3 p.p.
The television advertising market in the Slovak Republic increased an estimated 13% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
Our television advertising revenues grew in the third quarter and first nine months of 2016 due primarily to higher prices. The year-to-date period also benefited from an increase in spending on informational and political campaigns during the first half of the year, which began to decline in the third quarter. Growth in our full year television advertising revenues is expected to be lower than the first nine months of 2016 as the campaign spending will be much lower in the fourth quarter of 2016 and year-on-year comparisons will be impacted by the significant volume of such spending in the comparable period of 2015. Carriage fees and subscription revenues increased during the third quarter and first nine months of 2016 due to entering into new agreements with a number of carriers. Also during the third quarter, we did not renew our contract for the terrestrial distribution of our channels in the Slovak Republic effective January 1, 2017. After that date our channels in the country will be exclusively available on cable, satellite and IPTV platforms. This may result in lower audience shares, which could negatively impact our television advertising revenues given our elevated sell-out rate. However, we expect a significant increase in carriage fees and subscription revenues in 2017, as well as a significant decrease in transmission costs.
On a constant currency basis costs charged in arriving at OIBDA increased during the third quarter due to an increase of 11% in content costs from investments in local programming. Our investment in local productions in the third quarter were partially offset by savings from foreign content in the first half of 2016, so content costs increased by 8% in the first nine months of 2016.

Index

Slovenia

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$7,740	$6,962	11.2%	11.3%
Carriage fees and subscriptions	1,159	1,020	13.6%	13.6%
Other	656	624	5.1%	5.3%
Net revenues	9,555	8,606	11.0%	11.2%
Costs charged in arriving at OIBDA	10,301	10,162	1.4%	1.4%
OIBDA	$(746)	$(1,556)	52.1%	52.2%

OIBDA margin	(7.8)%	(18.1)%	10.3 p.p.	10.4 p.p.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Television advertising	$31,451	$30,080	4.6%	4.5%
Carriage fees and subscriptions	3,580	3,034	18.0%	18.4%
Other	2,293	2,035	12.7%	12.6%
Net revenues	37,324	35,149	6.2%	6.2%
Costs charged in arriving at OIBDA	37,154	35,382	5.0%	5.1%
OIBDA	$170	$(233)	NM (1)	NM (1)

OIBDA margin	0.5%	(0.7)%	NM (1)	NM (1)
(1)    Number is not meaningful.
The television advertising market in Slovenia increased an estimated 6% at constant rates in the nine months ended September 30, 2016 compared to the same period in 2015.
Television advertising revenue increased at constant rates during the third quarter due to selling more inventory at higher average prices. Certain advertisers continue to be encouraged by the macro-economic environment in the country and increased their spending with us in the third quarter. This increased spending also benefited the first nine months of 2016 as the growth in our television advertising revenues has improved over the course of the year. Carriage fees and subscription revenues increased in both periods primarily as a result of an increase in the monthly price for our subscription video on demand product, Voyo.
On a constant currency basis, costs charged in arriving at OIBDA increased during both periods due primarily to an increase in content costs from additional hours of local own produced programming, which was partially offset by savings from foreign programming. The higher cost of local programming, especially during the first nine months of 2016, has also been partially offset by savings from cost cutting measures, mainly due to lower personnel costs.

Index

Free Cash Flow and Unlevered Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2016	2015	Movement
Net cash generated from continuing operating activities	$42,564	$79,085	(46.2)%
Capital expenditures, net	(19,734)	(26,219)	24.7%
Free cash flow	22,830	52,866	(56.8)%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	40,877	10,712	NM (1)
Cash paid for Guarantee Fees previously paid in kind	27,502	—	NM (1)
Unlevered free cash flow	$91,209	$63,578	43.5%
(1)    Number is not meaningful.

(US$ 000's)	September 30, 2016	December 31, 2015	Movement
Cash and cash equivalents	$64,229	$61,679	4.1%
We ended the quarter with US$ 64.2 million of cash. Our unlevered free cash flow increased 44% to US$ 91.2 million in the nine months ended September 30, 2016, from US$ 63.6 million in the same period in 2015. This improvement during the first nine months of 2016 reflected the improvement in OIBDA and lower capital expenditures. Free cash flow decreased 57% to US$ 22.8 million, from US$ 52.9 million in the same period in 2015 because we paid more interest in cash and elected to repay a total of US$ 27.5 million of accrued Guarantee Fees previously paid in kind during the first nine months of 2016.
For the full year, we expect unlevered free cash flow to improve from US$ 73.9 million in 2015, primarily reflecting an increase in OIBDA, which will be partially offset by investments in new local productions for 2017. Cash paid for interest will be higher in 2016 than it was in 2015, and we also plan to use cash to pay the Guarantee Fee related to the 2018 Euro Term Loan payable in November 2016 rather than electing to pay in kind. As a result, we anticipate that free cash flow for 2016 will decrease significantly from US$ 55.5 million in 2015.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$101,287	$93,882	7.9%	8.0%
Carriage fees and subscriptions	19,745	17,731	11.4%	11.9%
Other revenue	5,674	5,709	(0.6)%	(0.6)%
Net Revenues	126,706	117,322	8.0%	8.2%
Operating expenses:
Content costs	64,487	58,983	9.3%	9.4%
Other operating costs	17,024	17,180	(0.9)%	(0.9)%
Depreciation of property, plant and equipment	7,557	6,974	8.4%	8.3%
Amortization of broadcast licenses and other intangibles	2,073	2,695	(23.1)%	(23.1)%
Cost of revenues	91,141	85,832	6.2%	6.2%
Selling, general and administrative expenses	27,181	2,403	NM (1)	NM (1)
Restructuring costs	—	234	(100.0)%	(100.0)%
Operating income	$8,384	$28,853	(70.9)%	(70.5)%

(1)	Number is not meaningful.

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$354,470	$337,054	5.2%	4.7%
Carriage fees and subscriptions	58,816	54,936	7.1%	8.0%
Other revenue	17,626	18,299	(3.7)%	(3.9)%
Net Revenues	430,912	410,289	5.0%	4.8%
Operating expenses:
Content costs	213,747	203,710	4.9%	5.1%
Other operating costs	51,417	51,640	(0.4)%	(0.4)%
Depreciation of property, plant and equipment	22,469	20,911	7.5%	7.4%
Amortization of broadcast licenses and other intangibles	6,247	9,628	(35.1)%	(35.2)%
Cost of revenues	293,880	285,889	2.8%	2.9%
Selling, general and administrative expenses	76,994	75,016	2.6%	2.4%
Restructuring costs	—	1,329	(100.0)%	(100.0)%
Operating income	$60,038	$48,055	24.9%	22.4%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 5% in the nine months ended September 30, 2016 as compared to the same period in 2015, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily in the Czech Republic due to the launch of additional channels in the second half of 2015 and first quarter of 2016, in addition to high definition versions of our channels that are now included in most cable and satellite platforms. Carriage fees revenues also benefited from higher subscriber counts in the current year in multiple segments. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues was broadly flat in the three months ended September 30, 2016 compared to the same period in 2015, but decreased during the nine months ended September 30, 2016 as compared to the same period in the prior year due to fewer licensing arrangements for our own productions and lower production services revenues.

Index

Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase is primarily due to more hours of local productions in our broadcast schedules in 2016 than in 2015 and the cost of broadcasting matches of the UEFA European Championship in 2016. These increases were partially offset by savings from foreign programming.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased slightly during the three and nine months ended September 30, 2016 compared to the same periods in 2015, as we continued to focus on the efficiency of our operations.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to depreciation on production and technical equipment placed in service.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease is due to higher amortization expense in 2015 for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 which were subsequently divested with the sale of our Romanian studios in the fourth quarter of 2015. The lower amortization expense also reflects certain intangible assets in Bulgaria which were fully amortized in the fourth quarter of 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the reversal in the third quarter of 2015 of a charge related to certain tax audits in Romania. Excluding the impact of the reversal of this charge, selling, general and administrative expenses decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to lower professional fees, and increased non-recourse factoring activities resulting in lower bad debt expense.
Selling, general and administrative expenses for three and nine months ended September 30, 2016 and 2015 also includes charges in respect of non-cash stock-based compensation (see Item 1, Note 16, "Stock-based Compensation"). The charge for stock-based compensation expense in 2016 increased compared to the prior periods reflecting the impact of stock options and performance-based RSUs granted in the first quarters of 2015 and 2016.
Operating income / (loss): The decrease in operating income during the three months ended September 30, 2016 compared to 2015 resulted from the reversal of charges in the prior year related to tax audits in Romania, which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015. Operating income in the nine months ended September 30, 2016 benefited from the increase in net revenues and decrease in operating expenses after excluding the impact of the reversal in the same period in 2015.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 7% and 14% for the three and nine months ended September 30, 2016 compared to 25% and 12% for the three and nine months ended September 30, 2015. Excluding the charges and subsequent reversal of the charges related to the Romanian tax audits, our operating margin for the three and nine months ended September 30, 2015 was negative 1% and 9%, respectively.
Other income / expense:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2016	2015	% Act	2016	2015	% Act
Interest expense	$(27,636)	$(43,998)	37.2%	$(106,335)	$(125,862)	15.5%
Loss on extinguishment of debt	—	—	NM (1)	(150,158)	—	NM (1)
Non-operating income / (expense):
Interest income	90	109	(17.4)%	483	339	42.5%
Foreign currency exchange gain / (loss), net	630	(568)	NM (1)	13,050	(9,768)	NM (1)
Change in fair value of derivatives	(398)	(2,443)	83.7%	(11,904)	(5,673)	(109.8)%
Other income / (expense), net	65	(3,575)	NM (1)	7	(7,020)	NM (1)
(Provision) / credit for income taxes	(958)	112	NM (1)	(6,947)	(3,493)	(98.9)%
Loss from discontinued operations, net of tax	—	(265)	100.0%	—	(869)	100.0%
Net loss attributable to noncontrolling interests	196	253	(22.5)%	387	817	(52.6)%
Other comprehensive income / (loss):
Currency translation adjustment, net	7,262	5,546	30.9%	15,264	(58,637)	NM (1)
Unrealized loss on derivative instruments	(1,360)	(522)	(160.5)%	(5,581)	(596)	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and nine months ended September 30, 2016 decreased compared to the three and nine months ended September 30, 2015 primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan. Interest expense for the three months ended September 30, 2016 also decreased as compared to the same period in 2015 due to the refinancing of the 2017 PIK Notes and the 2017 Term Loan (each 15% per annum) with the 2021 Euro Term Loan (all-in rate of 10.0% per annum as at September 30, 2016).
Loss on extinguishment of debt: During the nine months ended September 30, 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of 2018 Euro Term Loan and 2019 Euro Term Loan, which were accounted for in a similar manner as a debt extinguishment.
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
During the nine months ended September 30, 2016, we recognized a net gain of US$ 13.1 million comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 25.3 million on our long-term debt and other financing arrangements and transaction gains of US$ 0.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the nine months ended September 30, 2015, we recognized a net loss comprised of US$ 9.8 million transaction losses of US$ 23.8 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 23.5 million on our long-term debt and other financing arrangements and transaction losses of US$ 9.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and nine months ended September 30, 2016, we recognized losses as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on December 3, 2015, February 11, 2016 and February 17, 2016. During the three and nine months ended September 30, 2015, we recognized losses as a result of the change in the fair value of our USD/EUR and USD/CZK foreign currency forward contracts entered into on March 11, 2015 and the USD/EUR foreign currency forward contract entered into on July 2, 2015. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Our other income / expense, net during the three and nine months ended September 30, 2016 was not material. During the three and nine months ended September 30, 2015, we recognized other expense primarily due to the estimated loss on sale of our Romanian production services business, which was not accounted for as a discontinued operation and the estimated loss on the sale of a building and related land in Bulgaria, both of which were subsequently disposed in the fourth quarter of 2015.
(Provision) / credit for income taxes: The provision for income taxes for the three and nine months ended September 30, 2016 reflects losses on which no tax benefit has been received as well as tax charges on profits in the Czech Republic and Romania.
The credit for income taxes for the three months ended September 30, 2015 reflects a change in the mix of profits between tax jurisdictions. The provision for income taxes for the nine months ended September 30, 2015 reflects valuation allowances in respect of the tax benefit of losses and deferred tax charges on profits in the Czech Republic and Croatia.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in the Slovak Republic.
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and nine months ended September 30, 2016 and 2015 primarily relates to the noncontrolling interest share of our Bulgaria operations.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss.
In the three and nine months ended September 30, 2016, we recognized other comprehensive income of US$ 7.3 million and US$ 15.3 million, respectively, compared to other comprehensive income of US$ 5.5 million and other comprehensive loss of US$ 58.6 million during the three and nine months ended September 30, 2015. Included in these amounts are foreign exchange gains and losses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income / loss, a component of shareholders' equity. For the three and nine months ended September 30, 2016 and 2015, we recognized a gain of US$ 3.6 million and a loss US$ 3.7 million, and a gain of US$ 3.5 million and a loss of US$ 63.1 million, respectively, in accumulated other comprehensive income / loss. In addition, management determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized a charge of US$ 4.2 million of currency translation adjustment in the second quarter of 2016 due to the translation of non-monetary assets into Euro as of the date of the change.
The following table illustrates the amount by which the exchange rate of the dollar to the functional currencies of our operations moved between January 1 and September 30, 2016 and 2015, respectively:

	For the Nine Months Ended September 30,
	2016	2015
Bulgarian Lev	(2)%	9%
Croatian Kuna	(4)%	8%
Czech Koruna	(2)%	6%
Euro	(2)%	8%
New Romanian Lei	(4)%	7%

Index

The dollar weakened slightly against the functional currencies of our operations between January 1 and September 30, 2016 compared to a significant strengthening for the same period in 2015. The following table illustrates the change in the average exchange rates of the dollar to the functional currencies of our operations between the nine months ended September 30, 2016 and 2015.

Change in Average Rates
Bulgarian Lev	0%
Croatian Kuna	(1)%
Czech Koruna	(1)%
Euro	0%
New Romanian Lei	2%
To the extent that our subsidiaries incur transaction losses in their local functional currency income statements on the revaluation of monetary assets and liabilities denominated in dollars, we recognize a gain of the same amount as a currency translation adjustment within equity when we retranslate our net investment in that subsidiary into dollars.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2016 and September 30, 2015.
Percent Change During the Nine Months Ended September 30, 2016

Index

Percent Change During the Nine Months Ended September 30, 2015
Unrealized loss on derivative instruments: We recognized unrealized losses on derivatives classified as hedging instruments for the three and nine months ended September 30, 2016 and 2015 due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at September 30, 2016 and December 31, 2015:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2016	December 31, 2015	% Act
Current assets	$332,727	$358,284	(7.1)%
Non-current assets	1,111,509	1,082,133	2.7%
Current liabilities	196,578	146,308	34.4%
Non-current liabilities	1,111,490	974,270	14.1%
Temporary equity	252,512	241,198	4.7%
CME Ltd. shareholders’ (deficit) / equity	(117,157)	77,260	NM (1)
Noncontrolling interests in consolidated subsidiaries	813	1,381	(41.1)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2015, excluding the impact of foreign currency translation.
Current assets: Current assets at September 30, 2016 decreased compared to December 31, 2015 primarily due lower accounts receivables as a result of non-recourse factoring and lower trailing quarter revenues due to seasonality. In addition, the prospective adoption of new accounting guidance which requires that deferred tax assets and liabilities be classified as non-current in the condensed consolidated balance sheets decreased current assets.
Non-current assets: Non-current assets at September 30, 2016 increased compared to December 31, 2015 primarily due to an increase in the amount of local productions ahead of the fall schedule. This increase was offset by depreciation on property, plant and equipment and amortization of intangible assets as well as debt issuance costs associated with our 2021 Revolving Credit Facility.
Current liabilities: Current liabilities at September 30, 2016 increased compared to December 31, 2015. The increase is primarily due to accrued Guarantee Fees which are not yet payable, whether in cash or in kind.
Non-current liabilities: Non-current liabilities at September 30, 2016 increased compared to December 31, 2015, primarily due to the refinancing of the 2017 PIK Notes and the 2017 Term Loan, both of which had significant issuance discounts, with the 2021 Euro Term Loan, which had no such discount.
Temporary equity: Temporary equity at September 30, 2016 increased compared to December 31, 2015, due to the accretion on the Series B Preferred Shares.
CME Ltd. shareholders’ (deficit) / equity: CME Ltd. shareholders’ equity decreased compared to December 31, 2015. This primarily reflects the net loss attributable to CME Ltd., a decrease in accumulated other comprehensive loss due to currency translation adjustments during the nine months ended September 30, 2016 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2016 decreased compared to December 31, 2015, due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 2.6 million during the nine months ended September 30, 2016. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2016	2015
Net cash generated from continuing operating activities	$42,564	$79,085
Net cash used in continuing investing activities	(19,734)	(26,219)
Net cash used in continuing financing activities	(23,395)	(27,664)
Net cash provided by discontinued operations	705	4,011
Impact of exchange rate fluctuations on cash and cash equivalents	2,410	(1,730)
Net increase in cash and cash equivalents	$2,550	$27,483
Operating Activities
Cash generated from operations during the nine months ended September 30, 2016 was US$ 42.6 million compared to US$ 79.1 million for the nine months ended September 30, 2015. The decrease compared to the prior period reflects higher payments in 2016 for cash interest and accrued Guarantee Fees, which more than offset increases in operating cash flows due to better OIBDA performance. In the nine months ended September 30, 2016, we made US$ 27.5 million of payments for accrued Guarantee Fees for which we previously made an election to pay in kind. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 40.9 million during the nine months ended September 30, 2016 compared to US$ 10.7 million during the nine months ended September 30, 2015.
Investing Activities
Our net cash used in investing activities of US$ 19.7 million and US$ 26.2 million for the nine months ended September 30, 2016 and 2015, respectively, related to capital expenditures.

Index

Financing Activities
Cash used in financing activities during the nine months ended September 30, 2016 was US$ 23.4 million compared to US$ 27.7 million during the nine months ended September 30, 2015. The amount of net cash used in financing activities in the nine months ended September 30, 2016 primarily reflected the refinancing of the 2017 PIK Notes and the 2017 Term Loan with the proceeds of the 2021 Euro Term Loan and cash on hand. The net cash used in financing activities in the nine months ended September 30, 2015 primarily reflected the repayment of amounts drawn on the 2021 Revolving Credit Facility, including accrued interest which we had elected to pay in kind by adding it to the then-outstanding principal amount.
Discontinued Operations
The net cash provided by discontinued operations during the nine months ended September 30, 2016 was US$ 0.7 million compared US$ 4.0 million during the nine months ended September 30, 2015. The net cash provided by discontinued operations for the nine months ended September 30, 2016 is due to the receipt of deferred proceeds from the divestiture of businesses in the prior year.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). As at September 30, 2016, the undrawn aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2016 are as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,065,804	$—	$279,918	$785,886	$—
Long-term debt – interest	440,307	37,209	124,379	278,719	—
Unconditional purchase obligations	140,743	45,829	72,347	21,325	1,242
Operating leases	9,267	3,165	3,601	981	1,520
Capital lease obligations	3,592	1,320	1,925	347	—
Other long-term obligations	41,341	21,397	9,466	10,384	94
Total contractual obligations	$1,701,054	$108,920	$491,636	$1,097,642	$2,856
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at September 30, 2016. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan. However, we intend to allocate excess cash towards the Guarantee Fee related to the 2018 Euro Term Loan rather than electing to pay in kind.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2016, we had commitments in respect of future programming of US$ 139.8 million. This includes contracts signed with license periods starting after September 30, 2016.
Operating Leases
For more information on our operating lease commitments see Item 1, Note 19, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations are primarily comprised of digital transmission commitments.
Other
Top Tone Holdings has exercised its right to acquire additional equity in CME Bulgaria. However, the closing of this transaction has not yet occurred because the purchaser financing is still pending. If consummated, we would own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.

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
On April 7, 2016, we drew on the EUR 468.8 million (approximately US$ 534.0 million as at the transaction date) 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest thereon. We also extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. In addition, we amended the interest rate applicable to amounts drawn on the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from 10.0% (if our net leverage ratio is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times); and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a borrowing capacity of US$ 50.0 million with effect from January 1, 2018. Following these transactions, our nearest debt maturity is November 1, 2018 and our cost of borrowing has decreased.
We are continuing to take actions to conserve cash, including targeted reductions to our operating cost base through cost optimization programs, with the intention of allocating any excess cash, including in respect of common stock warrant exercises, towards substantially repaying the 2018 Euro Term Loan when it matures in November 2018. In this respect, in the nine months ended September 30, 2016 we paid US$ 27.5 million of previously accrued Guarantee Fees. We plan to pay the Guarantee Fee related to the 2018 Euro Term Loan in cash when it is due in November 2016. Further, we intend to make all future payments of the Guarantee Fees related to the 2018 Euro Term Loan in cash when due, rather than electing to pay in kind. We believe we have adequate cash resources to continue operating as a going concern.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at September 30, 2016, we had outstanding three forward foreign exchange contracts with aggregate notional amounts of approximately US$ 28.3 million related to contractual operating payments.
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
September 30, 2016:

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
On December 3, 2015, we entered into two forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2016. At September 30, 2016, forward foreign exchange contracts with aggregate notional amount of approximately US$ $10.6 million were outstanding.
On February 11, 2016, we entered into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2016. At September 30, 2016, forward foreign exchange contracts with an aggregate notional amount of approximately US$ 17.7 million were outstanding.
On February 17, 2016, we entered into five USD to EUR forward exchange contracts with an aggregate notional amount of US$ 557.0 million, to reduce our exposure to USD to EUR exchange rate fluctuations in connection with the refinancing of the dollar-denominated 2017 PIK Notes and 2017 Term Loan with the 2021 Euro Term Loan. The forwards were settled on April 7, 2016.
Interest Rate Risk Management
The Euro Term Loans each bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 1, Note 11, "Financial Instruments and Fair Value Measurements").

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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Financial Position
Global or regional economic conditions and the credit crisis have adversely affected our financial position and results of operations. We cannot predict if the recovery in our operating countries will continue or how long it may last. A failure to achieve lasting recoveries will continue to adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty affecting the global financial markets and banking system at the beginning of 2009 following the onset of the global financial crisis had a sustained adverse impact on consumer and business spending, access to credit, liquidity, investment spending, asset values and employment rates. These adverse economic conditions had a material negative impact on advertising spending in our markets, which negatively impacted our advertising revenues in the periods that followed. Since 2014, our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending; however we cannot predict if the recovery that has begun will continue or how long it will last. Any significant deterioration of general economic conditions in our markets would have an adverse economic impact on our advertising revenues. In addition, although we believe the economies of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will converge with developed nations, such convergence may not occur in the time frame we expect, or at all. Moreover, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Concerns regarding the Eurozone and the impact on the region of the outcome of the United Kingdom’s referendum to exit from the European Union (“EU”) may adversely affect our financial position and results of operations.
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
Economic conditions in the EU will be further impacted by the results of the referendum held in the United Kingdom on June 23, 2016 whereby the United Kingdom electorate voted in favor of the United Kingdom leaving the EU, commonly referred to as “Brexit”. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the timing and terms on which the United Kingdom would leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, there is concern that other countries may seek to leave the EU following the Brexit decision, increasing uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.

Index

Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 and the sustained recessionary period that followed had a negative effect on television advertising prices. While we have attempted to combat this fall in prices by implementing new pricing strategies, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as maintaining investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision not to broadcast in DTT in the Slovak Republic, may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if continued or repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets, resistance to price increases and discounting of television advertising prices as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although the entire Guarantee Fee in respect of the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and a portion of the Guarantee Fee in respect of the 2021 Euro Term Loan can be, non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions and our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item I, Note 4, "Long-term Debt and Other Financing Arrangements".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness and we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on the 2021 Euro Term Loan and the 2018 Euro Term Loan increase to 13% and 11%, respectively, on the date that is 180 days following a change of control (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Pursuant to the terms of the agreements governing the Reimbursement Agreement and the 2021 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant indentures or agreements, the secured parties under such indentures and agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.

Index

Our strategies to enhance our carriage fees and diversify our revenues may not be successful.
We are focused on creating additional revenue streams from our broadcast operations as well as increasing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable and satellite operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. Agreements with operators generally have a term of several years, at which time agreements must be renewed. There can be no assurance that we will be successful in renewing carriage fee agreements on similar or better terms. During prior negotiations to implement our carriage fees strategy, some cable and satellite operators suspended the broadcast of our channels, which negatively affected the reach and audience shares of those operations and as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing, which may result in clients withdrawing advertising from our channels. The occurrence of any of these events may have an adverse impact on our financial position, results of operations and cash flows. If we are ineffective in negotiations with carriers or in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. In addition to carriage fees, we are also working to build-out our offerings of advertising video-on-demand products and other opportunities for advertising online. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our financial position, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While we have been successful in reducing content costs compared to prior periods, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, may increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations or cash flows.

Index

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
We are subject to legal compliance risks and the risk of legal or regulatory proceedings being initiated against us.
We are required to comply with a wide variety of laws and other regulatory obligations in the jurisdictions in which we operate and compliance by our businesses is subject to scrutiny by regulators and other government authorities in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We believe we have implemented appropriate risk management and compliance policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. In addition, a failure or alleged failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings. We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, the prosecuting authorities in Romania have requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and are cooperating with the authorities in responding to the information request. However, these or other contingencies may result in legal or regulatory proceedings being initiated against us. Any such legal and regulatory proceedings or developments in respect of our compliance with, or changes in the interpretation or application of, existing laws or regulations, may require us to incur substantial costs, cause us to change our business practices, damage our reputation or expose us to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock and the shares of Series B preferred stock are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of September 30, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 104.2 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity".
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
Time Warner is able to exercise voting power in us with respect to 47.3% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.9% (without giving effect to the accretion of the Series B preferred stock after September 30, 2016). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.
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

Central European Media Enterprises Ltd.
Date:	October 25, 2016	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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