Form 10-K
period 2016-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2017-02-09
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (441) 296-1431

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK, $0.08 PAR VALUE	NASDAQ Global Select Market, Prague Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
UNIT WARRANTS TO PURCHASE SHARES OF CLASS A COMMON STOCK	None.
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 (based on the closing price of US$ 2.11 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2016) was US$ 128.1 million.
Number of shares of Class A Common Stock outstanding as of February 6, 2017: 143,450,921
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2017 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2016

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of global economic uncertainty and Eurozone instability in our markets and the extent, timing and duration of any recovery; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our liquidity constraints and debt service obligations restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Index

Defined Terms
Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian lev, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2016 used in this report are US$/BGN 1.86; US$/HRK 7.22; US$/CZK 25.64; US$/RON 4.30; and US$/EUR 0.95.
The following defined terms are used in this Annual Report on Form 10-K:

•	the term “2015 Convertible Notes” refers to our 5.0% senior convertible notes due November 2015, redeemed in November 2015;

•	the term “2016 Fixed Rate Notes” refers to our 11.625% senior notes due 2016, redeemed in June 2014;

•	the term “2017 Fixed Rate Notes” refers to the 9.0% senior secured notes due 2017 issued by our wholly owned subsidiary, CET 21 spol. s r.o. (“CET 21”), redeemed in December 2014;

•	the term "2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	the term "2017 Term Loan" refers to our 15.0% term loan facility due 2017, repaid in April 2016;

•	the term "2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2018 guaranteed by Time Warner, dated as of November 14, 2014 and amended on February 19, 2016;

•	the term "2019 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2019 guaranteed by Time Warner, dated as of September 30, 2015 and amended on February 19, 2016;

•
the term "2021 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due 2021 entered into by CME BV (as defined below), guaranteed by Time Warner and CME Ltd., dated as of February 19, 2016;

•	the term "Euro Term Loans" refers collectively to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

•
the term "2021 Revolving Credit Facility" refers to our amended and restated revolving credit facility dated as of February 28, 2014, as amended and restated as of November 14, 2014 and further amended and restated on February 19, 2016;

•	the term "Guarantee Fees" refers to amounts accrued and payable to Time Warner as consideration for Time Warner's guarantees of the Euro Term Loans;

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
We operate market leading television networks in each of these six countries, broadcasting a total of 36 television channels to approximately 50 million people living in the region. Each segment also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, direct-to-home (“DTH”) and internet protocol television ("IPTV") operators for carriage of our channels.
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
As the distribution platforms in our region develop and become more diversified, our television channels and content will increasingly reach viewers through new distribution offerings, such as internet TV and smart devices. We offer viewers the choice of watching premium television content through a series of portals, including through Voyo, our subscription video-on-demand service, and advertising supported catch-up services on our websites.

Index

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
We operate our television networks based on a business model of audience leadership, brand strength and strong local content. Our sales strategy is to maximize the monetization of our advertising time by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues in the market compared to the total television advertising market. We also generate additional revenues by collecting carriage fees from cable, satellite and IPTV operators for broadcasting our channels.
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
Audience Share and Ratings
The following sets forth the channels operated by each of our segments. The tables below provide a comparison of all day and prime time audience shares for 2016 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Audience share represents the viewers watching a channel in proportion to the total audience watching television. Ratings represent the number of people watching a channel in proportion to the total population. Audience share and ratings information are measured in each market by international measurement agencies using peoplemeters, which quantify audiences for different demographics and subgeographies of the population measured throughout the day. Our channels schedule programming intended to attract audiences within specific target demographics that we believe will be attractive to advertisers.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
18-49	BTV	CME	30.5%	31.5%	33.6%	36.6%
	NOVA TV	MTG	19.2%	19.4%	21.1%	21.8%
	BNT 1	Public television	7.0%	5.8%	8.9%	7.0%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2016 were 39.6% and 42.6%, respectively.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
18-54	Nova TV (Croatia)	CME	20.9%	21.8%	27.0%	28.3%
	RTL	RTL	14.9%	16.4%	17.5%	19.1%
	HTV 1	Public television	11.5%	12.5%	10.1%	11.6%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Croatia operations in 2016, excluding NOVA WORLD and MINI TV, were 27.2% and 34.0%, respectively.

Index

Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION (formerly FANDA), NOVA 2 (formerly SMICHOV), NOVA GOLD (formerly TELKA) and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
15-54	TV NOVA (Czech Republic)	CME	23.7%	24.9%	28.2%	29.2%
	Prima	MTG / GME	10.8%	10.9%	13.1%	12.2%
	CT 1	Public television	12.3%	12.2%	14.7%	14.5%

Source: ATO - Nielsen Admosphere; Mediaresearch
The combined all day and prime time audience shares of our Czech Republic operations in 2016, excluding NOVA SPORT 1, NOVA SPORT 2 and NOVA INTERNATIONAL, were 34.1% and 37.7%, respectively.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
18-49 Urban	PRO TV	CME	20.6%	18.9%	25.0%	23.9%
	Antena 1	Intact group	15.7%	14.7%	15.9%	14.0%
	TVR 1	Public television	1.3%	1.8%	1.5%	1.9%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania operations in 2016, excluding PRO TV INTERNATIONAL, PRO TV CHISINAU and ACASA IN MOLDOVA, were 25.1% and 29.1%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), DAJTO and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
12-54	TV MARKIZA	CME	22.3%	22.9%	23.3%	24.9%
	TV JOJ	J&T Media Enterprises	15.4%	16.5%	18.8%	20.0%
	Jednotka	Public Television	7.8%	7.5%	9.5%	8.8%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic operations in 2016, excluding MARKIZA INTERNATIONAL, were 30.7% and 32.2%, respectively.

Index

Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2016	2015	2016	2015
18-54	POP TV	CME	21.3%	19.5%	31.6%	27.8%
	Planet TV	Antenna Group / TSmedia	8.1%	8.6%	10.4%	11.7%
	SLO 1	Public Television	9.0%	8.6%	9.6%	9.4%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia operations in 2016 were 38.1% and 47.5%, respectively.
Seasonality
We experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year due to the holiday season.
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
The EU Audiovisual Media Services Directive (the “AVMS Directive”) came into force in March 2010 and provides the legal framework for audiovisual media services generally in the EU. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and catch-up) transmissions of audiovisual media services, with the latter subject to significantly less stringent regulation. Among other things, the AVMS Directive requires broadcasters to comply with rules related to, but not limited to, program content, advertising content and quotas, product placement, sponsorship, teleshopping, accessibility by persons with a visual or hearing disability, and minimum quotas with respect to “European works” (defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries). In addition, the AVMS Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. In respect of advertising, the AVMS Directive provides that the proportion of television advertising spots and teleshopping spots within a given hour shall not exceed 20% (what is commonly referred to as the ‘12 minute per hour rule’). The AVMS Directive does not otherwise restrict when programming may be interrupted by advertising in linear broadcasting, except in the case of films and news programming (where programming may be interrupted once every thirty minutes or more) and children’s programming (where the same restriction applies providing that the program is greater than thirty minutes) and religious programming (where no advertising or teleshopping shall be inserted). Under the AVMS Directive, product placement is prohibited subject to certain exceptions (for example it is permitted in films and series, sports programs and light entertainment programs) and providing that the use of product placement is not ‘unduly’ prominent, is not promotional and is appropriately identified to viewers.
Legislation implementing the AVMS Directive has been adopted across our operating countries. On May 25, 2016, the European Commission adopted a proposal amending the AVMS Directive. As proposed the legislation liberalises many of the AVMS Directive requirements, including, for example, in respect of hourly advertising limits, product placement, teleshopping and sponsorship. The proposal is subject to consultation, review by the European Commission committees and voting in the European Parliament. Any amendments to the AVMS Directive would then need to be implemented by our countries of operation.
Please see below for more detailed information on programming and advertising regulations that impact our channels.
Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for four minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both publicly and privately owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, regulations on medical products advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming. These channels must ensure that 50% of a channel's total annual broadcast time consists of EU- or locally-produced programming and 12% of such broadcast time consists of programming produced by independent producers in the EU. News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.
Croatia: In Croatia, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour with no daily limit, and direct sales advertising has to last continuously for at least 15 minutes. Additional restrictions apply to children's programming and movies. The public broadcaster, HRT, which is financed through a compulsory television license fee, is restricted to broadcasting nine minutes of advertising per hour generally and four minutes per hour from 6 p.m. to 10 p.m. HRT is not permitted to broadcast spots for teleshopping. There are other restrictions that relate to advertising content, including a ban on tobacco and alcohol advertising. NOVA TV (Croatia) is required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of broadcast time consists of locally produced programming and 50% of such locally produced programming be shown during prime time (between 4:00 p.m. and 10:00 p.m.). These restrictions are not applicable to DOMA (Croatia).

Index

Czech Republic: Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour. In September 2011, legislation was implemented in the Czech Republic which restricts the amount of advertising that may be shown on channels of the public broadcaster, CT. Pursuant to the regulation, no advertising may be shown on the public channels CT 1 and CT 24, while the channels CT 2 and CT 4 may show a limited amount of advertising. Also included in the legislation is the requirement that national private broadcasters must contribute annually to a Czech cinematography fund in an amount equal to 2% of their net advertising revenues. We are entitled to apply for financing from the fund. In the Czech Republic, all broadcasters are restricted with respect to the frequency of advertising breaks during and between programs, as well as being subject to restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages, pharmaceuticals, firearms and munitions.
Romania: Privately owned broadcasters in Romania are permitted to broadcast advertising and direct sales advertising for up to 12 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). Broadcasters are also required that from the total broadcasting time (except for the time allocated to news, sports events, games, advertising and teleshopping) (a) at least 50% must be European-origin audio-visual works and (b) at least 10% (or, alternatively, at least 10% of their programming budget) must be European audio-visual works produced by independent producers. The public broadcaster, TVR, is restricted to broadcasting advertising for eight minutes per hour and only between programs. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming. In addition, news anchors of all channels are prohibited from appearing in advertisements and teleshopping programming.
Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20% of their total daily broadcast time. Since January 2013, the public broadcaster RTVS, which is financed through a compulsory license fee, can broadcast advertising for up to 0.5% of its total broadcast time (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only eight minutes of advertising per hour. There are restrictions on the frequency of advertising breaks during and between programs. RTVS is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco, pharmaceuticals, firearms and munitions advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m. Our operations in the Slovak Republic are also required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 50% of the station's monthly broadcast time must be European-origin audio-visual works and at least 10% of a station's monthly broadcast time must be European audio-visual works produced by independent producers, at least 10% of which must be broadcast within five years of production.
Slovenia: Privately owned broadcasters in Slovenia are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee and commercial activities, is allowed to broadcast advertising for up to 10 minutes per hour, but is only permitted up to seven minutes per hour between the hours of 6:00 p.m. and 11:00 p.m. There are also restrictions on the frequency of advertising breaks during programs and restrictions that relate to advertising content, including restrictions on food advertising during children's programming and a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15%. Our Slovenia operations are required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. In addition, 50% of our niche channels' annual broadcast time must be European-origin audio-visual works and at least 10% of such stations' annual broadcast time must be European audio-visual works produced by independent producers.
Licensing Regulation
The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., terrestrial, cable, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect each of our licenses will continue to be renewed or new licenses to be granted as required to continue to operate our business. All of the countries in which we operate have transitioned from analog to digital terrestrial broadcasting and we have obtained digital licenses where requested. In January 2017, we ceased terrestrial distribution of our channels in the Slovak Republic and Slovenia, and channels in those countries are now available exclusively on cable, satellite and IPTV platforms. We will apply for additional digital licenses where such applications are prudent and permissible. Please see below for more detailed information on licenses for our channels.
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
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA (Czech Republic) broadcasts under a national terrestrial license that expires in January 2025. TV NOVA (Czech Republic) may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT 1 broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. NOVA SPORT 2 broadcasts pursuant to a satellite license that expires in August 2027. In addition, NOVA SPORT 1 and NOVA SPORT 2 each have a license that permits internet transmission which expires in August 2027. NOVA ACTION (formerly known as FANDA) broadcasts pursuant to a satellite license that expires in July 2024 and a national terrestrial license that expires in September 2023. NOVA 2 (formerly known as SMICHOV) broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. NOVA GOLD (formerly known as TELKA) broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025. NOVA INTERNATIONAL broadcasts pursuant to a license that permits internet transmission which expires in January 2028.
Romania: PRO TV broadcasts pursuant to a national satellite license granted by the Romanian Media Council, the National Audio-Visual Council. Our other Romanian channels (ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA and PRO TV INTERNATIONAL) each has a national satellite license. PRO TV also broadcasts through the electronic communications networks pursuant to a series of local licenses and ACASA broadcasts in high-definition pursuant to a written consent from the Media Council. Licenses for our Romanian operations expire on dates ranging from April 2018 to January 2025. PRO TV CHISINAU broadcasts pursuant to a cable license granted by the Audio-Visual Coordinating Council of the Republic of Moldova that expires in November 2023 and ACASA IN MOLDOVA broadcasts pursuant to a cable license that expires in December 2017.

Index

Slovak Republic: TV MARKIZA, DOMA (Slovak Republic) and DAJTO each broadcast pursuant to a national license for digital broadcasting granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period. MARKIZA INTERNATIONAL is broadcast pursuant to the license granted to TV MARKIZA.
Slovenia: Our Slovenian channels POP TV, KANAL A, KINO, BRIO and OTO each have licenses granted by the Post and Electronic Communications Agency of the Republic of Slovenia, the Slovenia Media Council, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period.
OTHER INFORMATION
Employees
As of December 31, 2016, we had a total of approximately 2,950 employees (including contractors).
Corporate Information
CME Ltd. was incorporated in 1994 under the laws of Bermuda. Our registered offices are located at O'Hara House, 3 Bermudiana Road, Hamilton HM 08, Bermuda, and our telephone number is +1-441-296-1431. Communications can also be sent c/o CME Media Services Ltd. at Krizeneckeho nam. 1078/5, 152 00 Praha 5, Czech Republic, telephone number +420-242-465-605. CME's Class A common stock is listed on the NASDAQ Global Select Market and the Prague Stock Exchange under the ticker symbol “CETV”.
Financial Information by Operating Segment and by Geographical Area
For financial information by operating segment and geographic area, see Part II, Item 8, Note 19, "Segment Data".
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The economic uncertainty following the onset of the global financial crisis at the beginning of 2009 and the sustained recessionary period that followed had a prolonged adverse impact on consumer and business spending, access to credit, liquidity, investment spending, asset values and employment rates. These adverse economic conditions had a material negative impact on advertising spending in our markets, which negatively impacted our advertising revenues in the periods that followed. Since 2014, our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending; however we cannot predict if the recovery that has begun will continue or how long it will last. Any significant deterioration of general economic conditions in our markets would have an adverse economic impact on our advertising revenues. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total ad spend per capita to nominal GDP per capita) will converge with the developed markets (as defined in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations), such convergence may not occur in the time frame we expect, or at all. Moreover, the occurrence of disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, such as the imposition of economic sanctions against Russia, may also cause a deterioration in general economic conditions that may reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Concerns regarding the Eurozone and the impact on the region of the United Kingdom’s exit from the European Union (“EU”) may adversely affect our financial position and results of operations.
Continued economic softness in the Eurozone, including a slowdown in the growth of consumer prices, prompted the European Central Bank to embark upon quantitative easing in 2015. Economic events related to the sovereign debt crisis in several EU countries have also highlighted issues relating to the strength of the banking sector in Europe and the Euro. Although the EU has created external funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, there can be no assurance that the market disruptions in Europe related to sovereign debt and the banking sector or otherwise, including the increased cost of funding for certain governments and financial institutions, will not continue and there can be no assurance that funding and stability packages utilized previously will be available or, if provided, will be sufficient to stabilize affected economies or institutions.
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
We generate the majority of our revenues from the sale of advertising airtime on our television channels. The reduction in advertising spending in our markets following the onset of the global financial crisis at the beginning of 2009 and the sustained recessionary period that followed had a negative effect on television advertising spending and prices. While we have attempted to combat this fall in prices by implementing new pricing strategies, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on DTT in the Slovak Republic and Slovenia, may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if continued or repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences have had and may continue to have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.

Index

Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although the entire Guarantee Fee in respect of the 2018 Euro Term Loan and the 2019 Euro Term Loan are, and a portion of the Guarantee Fee in respect of the 2021 Euro Term Loan can be, non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part II, Item 8, Note 4, "Long-term Debt and Other Financing Arrangements".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on the 2021 Euro Term Loan and the 2018 Euro Term Loan increase to 13% and 11%, respectively, on the date that is 180 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. We intend to repay the 2018 Euro Term Loan at maturity with cash flows from operations and the expected proceeds from warrant exercises. In the event the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would be required to refinance the 2018 Euro Term Loan in whole or in part. Pursuant to the Reimbursement Agreement, all commitments under the 2021 Revolving Credit Facility terminate on the refinancing of any Euro Term Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of foreign jurisdictions, including in respect of our operations as well as capital transactions undertaken by us. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are transactions and calculations where the ultimate tax determination is unknown. Significant judgment is required in determining our provision for taxes. The final determination of our tax liabilities resulting from tax audits, related proceedings or otherwise could be materially different from our tax provisions. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
A default by us in connection with our obligations under our outstanding indebtedness could result in our inability to continue to conduct our business.
Pursuant to the terms of the agreements governing the Reimbursement Agreement and the 2021 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant agreements, the secured parties under such agreements would have the ability to sell all or a portion of the assets pledged to them in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. The strengthening of the dollar had a negative impact on reported revenues in 2016 when translated from the functional currencies of our operations. Continued strengthening of the dollar would have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relates to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
Our strategies to enhance our carriage fees and diversify our revenues may not be successful.
We are focused on creating additional revenue streams from our broadcast operations as well as increasing revenues generated from broadcast advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable, satellite and IPTV operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. Agreements with operators generally have a term of one or more years, at which time agreements must be renewed. There can be no assurance that we will be successful in renewing carriage fee agreements on similar or better terms. During negotiations to implement our carriage fees strategy in prior years, some cable and satellite operators suspended the broadcast of our channels, which negatively affected the reach and audience shares of those operations and, as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing, which would temporarily reduce the reach of those channels and may result in clients withdrawing advertising from our channels. The occurrence of any of these events may have an adverse impact on our financial position, results of operations and cash flows. If we are ineffective in negotiations with carriers or in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. In addition to carriage fees, we are also working to build-out our offerings of advertising video-on-demand products and other opportunities for advertising online. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our financial position, results of operations and cash flows.

Index

A downgrading of our ratings may adversely affect our ability to raise additional financing.
Moody’s Investors Service rates our corporate credit as B2 with a stable outlook. Standard & Poor’s rates our corporate credit B+ with a stable outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part II, Item 8, Note 3, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
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
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, the prosecuting authorities in Romania have requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and are cooperating with the authorities in responding to the information request. In Slovenia, the competition authorities have launched an investigation into whether our Slovenian subsidiary is dominant and abused its dominant position when concluding carriage fee agreements with platform operators. The investigation is in an early stage and there has been no determination that a breach of competition law has occurred; notwithstanding that, the competition authorities may seek to apply interim measures prior to any formal determination. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices, our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock and the shares of Series B preferred stock are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of December 31, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 105.2 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part II, Item 8, Note 11, "Convertible Redeemable Preferred Shares" and Note 12, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner.  The merger is subject to approval by Time Warner shareholders and approval by a number of regulatory authorities, including the U.S. Department of Justice. Following a successful completion of such merger, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
Time Warner is able to exercise voting power in us with respect to 47.0% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 76.0% (without giving effect to the accretion of the Series B preferred stock after December 31, 2016). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company.
We are also party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In addition to being our largest shareholder, Time Warner is our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.

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
On January 17, 2017, TCS Capital Management, LLC ("TCS Capital"), a beneficial owner of more than 12% of our shares, filed an amendment to its Schedule 13D disclosing its opinion that the Company should hire an investment bank to run a process to sell the Company as well as replace current members of the Company's Board of Directors with new directors recommended by TCS Capital. In recent years, shareholder activists, such as TCS Capital, have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
In late November and December 2016, CME’s Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favour of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system at the Bratislava court, the three cases dealing with the other notes have all been assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of Class A common stock of Central European Media Enterprises Ltd. began trading on the NASDAQ National Market (since renamed the NASDAQ Global Select Market) on October 13, 1994 and began trading on the Prague Stock Exchange on June 27, 2005. On each market, the shares are traded under the ticker symbol "CETV".
On February 6, 2017, the last reported sales price for shares of our Class A common stock was US$ 2.70.
The following table sets forth the high and low prices for shares of our Class A common stock for each quarterly period during the last two fiscal years as reported by NASDAQ.

	2016		2015
	High (US$ / Share)	Low (US$ / Share)	High (US$ / Share)	Low (US$ / Share)
Fourth Quarter	$2.88	$2.15	$2.80	$1.92
Third Quarter	2.48	2.05	2.50	1.84
Second Quarter	2.96	2.03	2.83	1.97
First Quarter	2.71	2.17	3.22	2.55
At February 6, 2017, there were approximately 57 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.
Under our 2015 Stock Incentive Plan (the "2015 Plan"), 6,000,000 shares of Class A are authorized for issuance in respect of equity awards. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan (see Item 8, Note 16, "Stock-based Compensation"). See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for further information.
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2016.

Index

PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative total shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2011 and December 31, 2016. The graph below assumes the investment of US$ 100 on December 31, 2011 in our Class A common stock, the NASDAQ Composite and the Dow Jones Europe Stock Index, assuming dividends, if any, are reinvested.
Value of US$ 100 invested at December 31, 2011 as of December 31, 2016:

Central European Media Enterprises Ltd.	$39.11
NASDAQ Composite Index	$206.63
Dow Jones Europe Stock Index	$122.29
ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2016. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K.
The consolidated balance sheet data as of December 31, 2015, 2014, 2013 and 2012 has been retrospectively adjusted in connection with our adoption of FASB Accounting Standards Update No. 2015-03 which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that liability. As a result of adopting this guidance our current and non-current assets decreased with a corresponding decrease in our current and non-current liabilities.

Index

	For The Year Ended December 31,
	(US$ 000's, except per share data)
	2016	2015	2014	2013	2012
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS DATA:
Net revenues	$638,013	$605,841	$680,793	$633,134	$705,999
Operating income / (loss)	111,589	94,583	38,280	(180,017)	(479,789)
Loss from continuing operations	(180,597)	(102,285)	(151,465)	(276,434)	(535,708)
Loss from discontinued operations, net of tax	—	(13,287)	(80,431)	(5,099)	(10,685)
Net loss attributable to CME Ltd.	$(180,291)	$(114,901)	$(227,428)	$(277,651)	$(535,680)

PER SHARE DATA:
Net loss per common share from:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(1.28)	$(0.81)	$(1.11)	$(2.23)	$(6.83)
Discontinued operations attributable to CME Ltd. - Basic and diluted	—	(0.09)	(0.55)	(0.04)	(0.13)
Net loss attributable to CME Ltd. - Basic and diluted	(1.28)	(0.90)	(1.66)	(2.27)	(6.96)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	151,017	146,866	146,509	125,723	76,919

	As at December 31,
	(US$ 000's)
	2016	2015	2014	2013	2012
		As adjusted	As adjusted	As adjusted	As adjusted
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$43,459	$61,679	$34,298	$102,322	$136,543
Other current assets	296,961	296,605	340,330	421,208	455,415
Non-current assets	1,050,297	1,082,133	1,230,200	1,425,321	1,561,129
Total assets	$1,390,717	$1,440,417	$1,604,828	$1,948,851	$2,153,087

Current liabilities	$171,564	$146,308	$450,286	$318,931	$293,306
Non-current liabilities	1,070,786	974,270	653,434	981,029	1,228,514
Temporary equity	254,899	241,198	223,926	207,890	—
CME Ltd. shareholders' (deficit) / equity	(107,804)	77,260	279,794	440,108	626,061
Noncontrolling interests	1,272	1,381	(2,612)	893	5,206
Total liabilities and equity	$1,390,717	$1,440,417	$1,604,828	$1,948,851	$2,153,087

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to page 2 of this Annual Report on Form 10-K for a list of defined terms used herein.
The exchange rates used in this report are as at December 31, 2016, unless otherwise indicated.
I.    Overview
CME Strategy
Our operations comprise a unique collection of television networks across Central and Eastern Europe, each of which enjoys a strong competitive position due to audience share leadership, brand strength, strong local content, and the depth and experience of country management. The reach and affinity we provide advertisers supports our model of pricing inventory at a premium to our competition. We believe these competitive advantages position the company to benefit if forecast economic growth leads to continued growth of the television advertising markets in the countries in which we operate.
We are focused on enhancing the performance of our television networks in each country, which we expect will continue improving operating margins and cash generation over the short- and medium-term. The main elements of our strategy are as follows:

•	leveraging popular content to maintain or increase our audience share leadership and advertising market shares in all of our operating countries;

•	driving growth in advertising revenues through our pricing strategies;

•	increasing carriage fees and subscription revenues to reduce reliance on advertising revenues;

•	optimizing content costs while safeguarding our brands and competitive strengths; and

•	maintaining a strict cost discipline by controlling other expenses.
As market leaders with experienced management teams in each country, we believe we are well positioned to identify new challenges in a timely manner and adjust our strategy as new opportunities or threats arise.
We manage our business on a geographical basis with six operating segments: Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers ("co-CEOs"); how our operations are managed by segment managers; and the structure of our internal financial reporting.
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
We have previously used free cash flow as a measure of the ability of our operations to generate cash. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-CEOs when evaluating performance. Following the refinancing transaction completed in April 2016, the amount of interest and related Guarantee Fees on our outstanding indebtedness that is paid in cash has increased. In addition to this obligation to pay more interest and related Guarantee Fees in cash, we expect to use cash generated by the business to pay Guarantee Fees that are payable in kind, including accrued Guarantee Fees. These cash payments are all reflected in free cash flow; accordingly we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, better illustrates the cash generated by our operations when comparing periods.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 8, Note 19, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s function currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual (“% Act”) percentage movements, which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis.

Index

Executive Summary
Our operational and financial results in 2016 reflect significant progress in executing our strategy and position the company for continued growth in 2017 and beyond. We maintained our audience share leadership and television advertising market shares by leveraging our competitive advantages and making targeted investments in local programming in certain markets amid heavy competition. Building on our momentum from recent years, overall growth in our television advertising markets and our efforts to increase non-advertising based revenues, combined with our success in keeping overall costs broadly flat, contributed to a further improvement in profitability. As a result, our net leverage ratio (as defined in the Reimbursement Agreement) at the end of 2016 was less than seven times, which is down from eleven times at the start of 2015. We expect the net leverage ratio to decrease further due to sustained improvements in OIBDA, as well as a lower level of net debt from cash generated by the business, which will be used, together with expected proceeds from warrant exercises, to substantially repay our nearest debt maturity. Following the refinancing transaction completed in April 2016, further specified decreases in our net leverage ratio will automatically lower the cost of borrowing on approximately half of our debt, and in turn support further improvement in our free cash flow through lower Guarantee Fee obligations.
The following tables provide a summary of our consolidated results for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Net revenues	$638,013	$605,841	5.3%	5.4%	$605,841	$680,793	(11.0)%	5.9%
Operating income	111,589	94,583	18.0%	17.3%	94,583	38,280	147.1%	198.2%
Operating margin	17.5%	15.6%	1.9 p.p.	1.8 p.p.	15.6%	5.6%	10.0 p.p.	10.1 p.p.
OIBDA	$150,049	$122,815	22.2%	21.4%	$122,815	$95,446	28.7%	52.9%
OIBDA margin	23.5%	20.3%	3.2 p.p.	3.1 p.p.	20.3%	14.0%	6.3 p.p.	6.2 p.p.
Our consolidated net revenues increased 5% at actual and constant exchange rates in 2016 compared to 2015 due to an increase in both television advertising revenues and carriage fee and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew an estimated 6% at constant rates in 2016 compared to 2015. Our consolidated television advertising revenues grew 5% at actual and constant rates driven primarily by improvement in four out of six countries in which we operate, including our three largest markets, the Czech Republic, Romania and the Slovak Republic. Carriage fees and subscription revenues increased 8% at actual rates and 9% at constant rates due primarily to growth in the number of subscribers reported by cable, satellite and Internet protocol television ("IPTV") operators as well as high definition channels and new channels available exclusively on these platforms.
On an actual and constant currency basis, costs charged in arriving at OIBDA increased 1% in 2016 compared to 2015. We controlled costs overall, while spending more on popular local content, by offsetting this investment with savings in foreign fiction as well as reducing other operating and overhead costs.
Our focus on controlling costs while improving revenues led to another year of OIBDA margin expansion, which increased to 24% in 2016 from 20% in 2015. We expect the trend of revenues growing at a faster pace than costs will continue for the next several years, leading to further margin expansion.
The improvement in operating income in 2016 compared to 2015 primarily reflects the year-on-year increase in OIBDA, excluding the US$ 12.0 million benefit in operating income from the reversal of charges in 2015 related to tax audits in Romania, which were accrued in the fourth quarter of 2014 and in the first quarter of 2015 and fully released in the third quarter of 2015. Since these charges were not included in OIBDA in 2014, our reversal of these charges during 2015 was similarly excluded from OIBDA.
We remained audience share leaders during 2016 in all of the countries in which we operate and improved our relative position in all day audience share in four countries. These audience shares give us a strong offering for advertisers, and we believe we continue to provide the most efficient medium to reach consumers.
The progress made during 2016 and the continued improvement expected in the coming years positions the company for even higher profitability of our operations. Looking ahead to 2017 and beyond:

•
Analysts estimate that GDP growth in the countries in which we operate will continue to outpace that of the developed markets (as defined below), and projections from the International Monetary Fund forecast Romania to have the highest GDP growth rate in the European Union again in 2017. We anticipate the television advertising market in each of our countries will grow in 2017.

•
The increase in demand we have seen for television advertising in 2016 is leading to higher list prices in our sales policies for 2017. This is particularly true in Romania and the Slovak Republic, as both our operations and the respective markets were largely sold-out in 2016. Average realized prices for the year will ultimately depend on a number of factors, including the timing of commitments made for spending in 2017, the portion of those commitments that is prepaid, the volume of those commitments relative to 2016, and the seasonality of advertisements actually placed in 2017.

•
We expect non-advertising based carriage fees and subscription revenues to increase further. From January 2017, our channels in both the Slovak Republic and Slovenia have been available exclusively on cable, satellite and IPTV platforms. This may initially result in lower audience shares in these countries, which could negatively impact our television advertising revenues in 2017. However, we expect an increase in carriage fees and subscription revenues in 2017, as well as a significant decrease in transmission costs, which we believe will more than offset any negative impact on television advertising revenues and improve margins in each country. We also expect increases across our markets in the number of subscribers to cable, satellite and IPTV platforms to continue, which would benefit profitability in all countries.

•
Local content continues to attract larger audiences and competition for audience share remains significant. As a result, we continually refine our program grids and intend to maintain targeted investments in local content in a cost effective manner. As part of this strategy, we recently rebranded our niche channels in the Czech Republic to bring them under the umbrella of our flagship brand, NOVA. We intend to expand our offering of local content on some of these smaller channels, which historically have broadcast more foreign content, to make them more attractive to viewers. Although these investments will cause our content costs to increase in 2017, we expect much of this to be offset by other cost savings.

Index

•
Management remains focused on long-term value creation and in the near term we should continue to benefit from specified decreases in our net leverage ratio from less than seven times at the end of 2016, which automatically reduces our cost of borrowing as well as our sensitivity to external shocks, and adds to our increasing cash flow generation. We anticipate using cash generated by the business, together with expected proceeds from warrant exercises and savings from lower debt service obligations, to substantially repay our nearest debt maturity in November 2018. We intend to commence repayment of such maturity beginning November 2017. To that end, we expect to pay all Guarantee Fees related to the 2018 Euro Term Loan in cash as they come due. We anticipate paying Guarantee Fees related to the 2019 Euro Term Loan and 2021 Euro Term Loan in kind, where we have the option.

•
In recent years, our liabilities for income taxes have not been significant. However, as the operating companies in each jurisdiction return to generating profits and previous net operating losses are utilized, the amount of cash paid for income taxes is expected to increase.

•
Competition from subscription video on demand ("SVOD") platforms may increase as Amazon Prime has recently joined Netflix in providing a primarily English language version of their service to viewers in our countries. We believe this will benefit each market in terms of conditioning consumers to pay for content they watch online. However, similar to television viewing trends in our countries, we expect local content to have better success in attracting SVOD audiences. Therefore, Voyo, our SVOD product launched in 2011, is better positioned to capitalize on any changes in viewing habits since the local productions that have made our television channels market leaders are also available in local language to Voyo subscribers. We will continue to monitor developments in the SVOD market for profitable investment strategies, including opportunities to offer Voyo with our linear channels for cable, satellite and IPTV operators, as well as build-out our offering of advertising video on demand products and other offerings for advertising online, supported by our investments in local content.

•
While some analysts forecast spending for online advertising to overtake television advertising in the United States during 2017, we don't expect to see a similar dynamic in our markets in the short- to medium-term due to various factors, including lower rates of broadband penetration, the type of products advertised and the broad reach that television provides in the desired target audiences.

•
Foreign exchange rates may again have a significant impact on our results when reported in dollars. Due to inflation in the Czech Republic hitting 2% in December 2016 and increasing inflation expectations for 2017, the Czech National Bank is expected to begin withdrawing its floor related to the EUR/CZK exchange rate during 2017, subject to fiscal policies of developed countries and monetary policies of other central banks. On its own, this is expected to cause the Czech Koruna to strengthen relative to the dollar and therefore improve the results of our largest operation in dollar terms. Fluctuations in exchange rates for our currencies will otherwise not have a significant impact on either our day-to-day operations because revenues and operating expenses are generally denominated in local currencies or on our net leverage ratio. Following completion of the refinancing transactions in April 2016, the principal amount of our outstanding senior debt is denominated in Euros.

Free Cash Flow and Unlevered Free Cash Flow

	For The Year Ended December 31, (US$ 000's)
	2016	2015	Movement	2015	2014	Movement
Net cash generated from / (used in) operating activities	$33,917	$85,877	(60.5)%	$85,877	$(65,242)	NM (1)
Capital expenditures, net	(29,356)	(30,426)	3.5%	(30,426)	(28,548)	(6.6)%
Free cash flow	4,561	55,451	(91.8)%	55,451	(93,790)	159.1%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	53,982	18,457	192.5%	18,457	76,154	(75.8)%
Cash paid for Guarantee Fees that may be paid in kind	37,440	—	NM (1)	—	—	—%
Unlevered free cash flow	$95,983	$73,908	29.9%	$73,908	$(17,636)	NM (1)
(1) Number is not meaningful.

	December 31, 2016	December 31, 2015	Movement
Cash and cash equivalents	$43,459	$61,679	(29.5)%
Our unlevered free cash flow increased 30% to US$ 96.0 million in 2016 from US$ 73.9 million in 2015, due primarily to the increase in OIBDA. Free cash flow in 2016 decreased 92% compared to 2015 because we paid more interest in cash and elected to pay a total of US$ 37.4 million of Guarantee Fees in cash, including US$ 27.5 million of Guarantee Fees previously paid in kind. We ended the year with cash of US$ 43.5 million and access to another US$ 115.0 million of liquidity provided by the 2021 Revolving Credit Facility, which remains undrawn.
Capital Structure and Allocation
The refinancing transaction completed in April 2016 significantly reduced the company's cost of borrowing and improved the maturity profile of our debt. We anticipate using increased cash generated by the business, along with expected proceeds from warrant exercises and savings from lower debt service obligations to substantially repay our nearest debt maturity in November 2018. We intend to commence repayment of such maturity beginning November 2017.
As part of the transaction completed on April 8, 2016:

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

Index

Following the transaction:

•	All outstanding long-term debt is denominated in Euros.

•
The all-in rate applicable to the 2021 Euro Term Loan and associated guarantee by Time Warner currently stands at 9.0%, an improvement of 600 basis points on the debt it replaced, and can go as low as 7.0% depending on our net leverage ratio, automatically decreasing the cost of borrowing as the Company’s net leverage ratio improves.

•	The cost of the 2021 Revolving Credit Facility, which is currently undrawn, similarly ranges from approximately 9.0% to 7.0%, depending on our net leverage ratio.

•	We recorded a non-cash loss on extinguishment of debt amounting to US$ 150.2 million in the second quarter of 2016.
With the flexibility afforded to us from this and previous financing transactions, we continue to look at ways to improve our capital structure. We expect our net leverage ratio, which was less than seven times at the end of 2016, to decrease in the coming years.
Market Information
After adjusting for inflation, we estimate that overall real GDP in the countries in which we operate grew on average more than 3% in 2016, almost double the growth rate of the developed markets, which grew at less than 2%. In this respect, "developed markets" refers to a combined group of 11 countries from within the European Union, predominantly from Western Europe, and the United States. The economies of the countries in which we operate continue to depend on exports as a driver of economic growth. However, domestic demand is becoming an increasingly large component of GDP, especially in our largest markets, thereby slightly reducing their sensitivity to external shocks and contributing to higher levels of macro-economic growth in recent years. It has been reported that growth in real private consumption has been driven by higher retail sales, which have been supported by various factors in different countries. These range from fiscal stimulus due to lower VAT rates in Romania to wage growth in the Czech Republic resulting in part from a historically low rate of unemployment in the country that is among the lowest in the European Union.
In 2017, analysts estimate that GDP growth in the countries in which we operate will continue to outpace that of the developed markets, with projections from the International Monetary Fund forecasting Romania to have the highest growth rate in Europe for a second year in a row. Retail sales and consumer confidence are expected to continue as a driver of growth in real private consumption, and in particular for Romania where lower income tax rates in 2017 should result in higher disposable income. We anticipate the macro-economic backdrop will support television advertising market growth in each of our countries in 2017.
Over the long-term, we believe that the convergence of GDP per capita in our markets with that of the developed markets will continue as economic conditions improve and sustained periods of higher growth return. The higher rates of economic growth compared to the developed markets should result in even higher rates of growth in advertising spending, which is driven by a number of factors:

•	Per capita nominal GDP at purchasing power parity in our markets remains approximately half that of the developed markets;

•	Total advertising spend per capita remains less than 10% of levels in the developed markets;

•	The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was approximately a third that of the developed markets in 2016; and

•
In the markets in which we operate, basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues, whereas in the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spending.

Since television was commercialized in our markets at the same time as other forms of media, television advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers, magazines and radio were established as advertising media well before the advent of television. And contrary to trends in developed markets, television advertising spend as a percentage of total advertising spend has grown in our markets during recent years, and was estimated to be 54% in 2016 compared to 40% in the developed markets.
We believe that television advertising will continue to hold its share of total advertising spend in our markets because of its greater reach and effective measurement capabilities, which makes this medium more appealing to advertisers compared to print, radio and outdoor advertising. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, and we offer additional advertising opportunities when clients seek to complement their television campaigns with campaigns online. While spending for digital advertising is expected to overtake spending on television in the near-term in the developed markets, we believe the strength of television as an advertising medium in our markets will continue for the forseeable future due to the reach it provides as well as lower rates of broadband penetration in the countries in which we operate.

Index

The following table sets out our estimates of television advertising spending net of discounts by country (in US$ millions) for the years set forth below:

Country	2016	2015	2014
Bulgaria	$87	$87	$90
Croatia	91	89	86
Czech Republic	286	275	265
Romania*	216	191	177
Slovak Republic	134	124	107
Slovenia	64	60	57
Total CME Markets	$878	$826	$782
Growth rate	6%	6%	3%
* Romania market excludes Moldova.
Source: CME estimates, using the 2016 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending in our markets increased by 6% in 2016 compared to the previous year. In Bulgaria the market was flat as heavy competition for market share continued to negatively impact average market prices, offsetting an increase in the volume of gross ratings points ("GRPs") sold. The market growth of 2% in Croatia was due to an increase in both average market prices and GRPs sold. In the Czech Republic sell-out rates increased in 2016 as advertisers placed more advertising than in 2015, but average prices were lower due to significant discounting by the competition to sell their incremental inventory so the market increased an estimated 4%. In Romania, the market maintained significant growth in the last nine months of the year and was largely sold-out during that period, so the combination of an increase in GRPs sold and higher average prices resulted in 13% growth in 2016. In the Slovak Republic, estimated market growth of 8% was driven by higher prices. Demand in the Slovak Republic in the first half of the year was also influenced by an increase in spending on informational and political campaigns, but this spending declined year-on-year in the third quarter and fourth quarters so fewer GRPs were sold in 2016 since this spending started in late 2015. In Slovenia, a more positive macro-economic environment has encouraged advertisers to increase investments resulting in an estimated 7% market growth driven by higher prices.
Segment Performance

	NET REVENUES
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Bulgaria	$72,651	$73,090	(0.6)%	(0.3)%	$73,090	$87,078	(16.1)%	0.2%
Croatia	55,607	55,912	(0.5)%	(1.6)%	55,912	62,026	(9.9)%	7.8%
Czech Republic	190,372	182,636	4.2%	3.5%	182,636	202,779	(9.9)%	6.3%
Romania	172,951	157,578	9.8%	11.3%	157,578	178,614	(11.8)%	5.4%
Slovak Republic	90,549	84,434	7.2%	7.5%	84,434	90,556	(6.8)%	11.0%
Slovenia	56,912	54,233	4.9%	5.2%	54,233	61,370	(11.6)%	5.5%
Intersegment revenues	(1,029)	(2,042)	NM (1)	NM (1)	(2,042)	(1,630)	NM (1)	NM (1)
Total Net Revenues	$638,013	$605,841	5.3%	5.4%	$605,841	$680,793	(11.0)%	5.9%
(1) Number is not meaningful.

Index

	OIBDA
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Bulgaria	$12,242	$15,479	(20.9)%	(20.7)%	$15,479	$9,367	65.3%	96.1%
Croatia	8,578	7,880	8.9%	5.6%	7,880	7,835	0.6%	21.9%
Czech Republic	77,018	71,697	7.4%	6.2%	71,697	61,964	15.7%	35.1%
Romania	62,016	41,176	50.6%	51.7%	41,176	37,259	10.5%	31.9%
Slovak Republic	15,947	10,585	50.7%	47.8%	10,585	4,586	130.8%	164.5%
Slovenia	4,801	6,057	(20.7)%	(20.6)%	6,057	5,331	13.6%	33.6%
Eliminations	2	(229)	NM (1)	NM (1)	(229)	(16)	NM (1)	NM (1)
Total operating segments	180,604	152,645	18.3%	17.7%	152,645	126,326	20.8%	42.5%
Corporate	(30,555)	(29,830)	(2.4)%	(2.4)%	(29,830)	(30,880)	3.4%	(11.4)%
Total OIBDA	$150,049	$122,815	22.2%	21.4%	$122,815	$95,446	28.7%	52.9%
(1) Number is not meaningful.

Bulgaria

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$49,111	$50,717	(3.2)%	(3.0)%	$50,717	$61,464	(17.5)%	(1.6)%
Carriage fees and subscriptions	18,703	17,853	4.8%	5.3%	17,853	19,808	(9.9)%	7.8%
Other	4,837	4,520	7.0%	7.3%	4,520	5,806	(22.1)%	(6.9)%
Net revenues	72,651	73,090	(0.6)%	(0.3)%	73,090	87,078	(16.1)%	0.2%
Costs charged in arriving at OIBDA	60,409	57,611	4.9%	5.2%	57,611	77,711	(25.9)%	(11.4)%
OIBDA	$12,242	$15,479	(20.9)%	(20.7)%	$15,479	$9,367	65.3%	96.1%

OIBDA margin	16.9%	21.2%	(4.3) p.p.	(4.3) p.p.	21.2%	10.8%	10.4 p.p.	10.4 p.p.
The television advertising market in Bulgaria was estimated to be the same size at constant rates in 2016 as it was in 2015.
Television advertising revenues declined slightly in 2016 compared to 2015 as significant competition for market share has flooded the market with inexpensive inventory, which continues to negatively impact our average prices and this has more than offset an increase in the volume of our GRPs sold. Carriage fees and subscription revenues increased because the number of cable, satellite and IPTV subscribers has grown during the course of the year and a distribution agreement was renewed at higher prices during the third quarter.
Television advertising revenues decreased at constant rates in 2015 compared to 2014 primarily due to spending on election campaigns in 2014, and also reflected some reduction in budgets from certain advertisers in 2015. The lack of spending on election campaigns in 2015 impacted the market more than it did our results, therefore excluding spending on election campaigns, our television advertising revenues increased almost 1% year-on-year due to an increase in GRPs sold, which more than offset lower average prices. The decrease in television advertising revenues during 2015 was offset by an increase in carriage fees and subscription revenues on a constant currency basis primarily due to growth in the number of cable, satellite and IPTV subscribers.
Costs charged in arriving at OIBDA increased at constant rates in 2016 compared to 2015 due primarily to a US$ 3.4 million bad debt charge related to our decision to cease cooperation with one agency during the fourth quarter of 2016 and instead started working directly with the clients that agency represented. We replaced the segment manager in December 2016 and continue to seek to recover the uncollected receivables. Content costs decreased less than 4% at constant rates, which was driven by savings in foreign acquired programming that more than offset a slight increase in sports rights.
On a constant currency basis, costs decreased significantly in 2015 compared to 2014 primarily due to lower bad debt expense, restructuring charges incurred during 2014 that were not repeated in 2015, and lower transmission costs, as two of our niche channels were available exclusively on cable and satellite platforms starting in 2015.

Index

Croatia

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$49,096	$49,616	(1.0)%	(2.2)%	$49,616	$56,260	(11.8)%	5.5%
Carriage fees and subscriptions	2,561	2,331	9.9%	9.2%	2,331	1,993	17.0%	39.8%
Other	3,950	3,965	(0.4)%	(0.9)%	3,965	3,773	5.1%	25.7%
Net revenues	55,607	55,912	(0.5)%	(1.6)%	55,912	62,026	(9.9)%	7.8%
Costs charged in arriving at OIBDA	47,029	48,032	(2.1)%	(2.8)%	48,032	54,191	(11.4)%	5.8%
OIBDA	$8,578	$7,880	8.9%	5.6%	$7,880	$7,835	0.6%	21.9%

OIBDA margin	15.4%	14.1%	1.3 p.p.	1.0 p.p.	14.1%	12.6%	1.5 p.p.	1.6 p.p.
The television advertising market in Croatia increased an estimated 2% at constant rates in 2016 compared to 2015.
Our television advertising revenues decreased at constant rates in 2016 as we sold a lower volume of GRPs compared to 2015, albeit at a higher average price. There was also a decrease in sponsorship revenues.
The increase in television advertising revenues at constant rates in 2015 compared to 2014 was driven primarily by an increase in average prices due to advertisers spending more since the country exited recession in the second quarter of 2015.
Costs charged in arriving at OIBDA in 2016 decreased on a constant currency basis compared to 2015 due to a 1% decrease in content costs, as savings in the costs related to foreign acquired content more than offset additional local entertainment in the schedule compared to 2015. There was also a decrease in non-programming costs related to the reversal of a tax provision in 2016, which is not expected to repeat in future periods.
On a constant currency basis, costs increased in 2015 compared to 2014 due to an increase in content costs resulting from additional entertainment formats in the fall schedule and other targeted investments made to address an increase in competition for audience share.

Index

Czech Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$172,392	$166,158	3.8%	3.0%	$166,158	$184,369	(9.9)%	6.3%
Carriage fees and subscriptions	10,325	7,176	43.9%	43.0%	7,176	7,679	(6.6)%	11.1%
Other	7,655	9,302	(17.7)%	(18.1)%	9,302	10,731	(13.3)%	2.9%
Net revenues	190,372	182,636	4.2%	3.5%	182,636	202,779	(9.9)%	6.3%
Costs charged in arriving at OIBDA	113,354	110,939	2.2%	1.7%	110,939	140,815	(21.2)%	(6.6)%
OIBDA	$77,018	$71,697	7.4%	6.2%	$71,697	$61,964	15.7%	35.1%

OIBDA margin	40.5%	39.3%	1.2 p.p.	1.1 p.p.	39.3%	30.6%	8.7 p.p.	8.4 p.p.
(1) Number is not meaningful.
The television advertising market in the Czech Republic increased an estimated 4% at constant rates in 2016 compared to 2015.
Advertisers bought more GRPs in 2016 resulting in higher television advertising revenues compared to 2015, however our average price for advertising was lower due to significant discounting by the competition to sell incremental inventory provided by channels they launched late in 2015, which partially offset the additional volumes sold. Carriage fees and subscription revenues increased due to high definition versions of our channels that were available exclusively on cable and satellite platforms for the entire year, as well as the contribution of NOVA SPORT 2, launched in September 2015, and the launch of NOVA INTERNATIONAL during the first quarter of 2016.
Television advertising revenues increased on a constant currency basis in 2015 compared to 2014 due primarily to an increase in GRPs sold. Our relative pricing also strengthened. Carriage fees and subscription revenues also increased on a constant currency basis during 2015, as high definition versions of our channels were included in most cable and satellite platforms during the course of the year and also due to the launch of NOVA SPORT 2.
Costs charged in arriving at OIBDA in 2016 increased slightly on a constant currency basis compared to 2015 due to an increase in content costs. Additional spending to introduce several entertainment formats in the program grid during 2016, including Your Face Sounds Familiar, was mostly offset by savings in local fiction, foreign acquired programming, and other non-programming costs.
We recently rebranded our niche channels in the Czech Republic to bring them under the umbrella of our flagship brand, NOVA, and will expand our offering of local content on some of these smaller channels, which historically have broadcast more foreign content, to make them more attractive to viewers. Although these investments will cause our content costs to increase in 2017, we expect much of this to be offset by other overall cost savings.
On a constant currency basis, costs decreased in 2015 compared to 2014 as a result of a 9% decrease in content costs due to more efficient own production, better use of the program library, and broadcasting more cost effective formats. There were also restructuring charges incurred in 2014 that were not repeated in 2015, which also decreased personnel costs in 2015. These savings more than offset some additional investments in local productions.

Index

Romania

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$128,814	$113,460	13.5%	14.9%	$113,460	$125,736	(9.8)%	7.7%
Carriage fees and subscriptions	40,202	40,292	(0.2)%	1.5%	40,292	45,851	(12.1)%	5.3%
Other	3,935	3,826	2.8%	4.2%	3,826	7,027	(45.6)%	(34.9)%
Net revenues	172,951	157,578	9.8%	11.3%	157,578	178,614	(11.8)%	5.4%
Costs charged in arriving at OIBDA	110,935	116,402	(4.7)%	(3.2)%	116,402	141,355	(17.7)%	(1.6)%
OIBDA	$62,016	$41,176	50.6%	51.7%	$41,176	$37,259	10.5%	31.9%

OIBDA margin	35.9%	26.1%	9.8 p.p.	9.6 p.p.	26.1%	20.9%	5.2 p.p.	5.2 p.p.

The television advertising market in Romania increased an estimated 13% at constant rates in 2016 compared to 2015.
A fiscal stimulus is believed to have fueled improved consumer confidence and spending, which helped increase demand for advertising on television during the course of 2016. We fully monetized additional inventory generated by our main channel compared to the prior year, which led to a higher sell-out rate in 2016. Contributing to this was the broadcasting of UEFA European Championship matches in the second and third quarters. Since we sold more GRPs at significantly higher prices, our television advertising revenues increased during the year. Carriage fees and subscription revenues grew slightly on a constant currency basis due to an increase in the number of cable and satellite subscribers.
Our television advertising revenues increased on a constant currency basis in 2015 compared to 2014 due to an increase in GRPs sold. Net revenues during 2015 also benefited from an increase in carriage fees and subscription revenues due to an increase in the number of subscribers and improved prices from certain contracts that only took effect during the first quarter of 2014.
Costs charged in arriving at OIBDA in 2016 decreased at constant rates compared to 2015. Non-programming costs decreased, primarily as a result of lower bad debts and professional fees, savings from restructuring efforts, and lower transmission costs. This more than offset an increase in content costs as we invested more in the schedule to generate additional inventory, which included the costs associated with broadcasting UEFA European Championship matches.
On a constant currency basis, costs decreased in 2015 compared to 2014 due to a decrease in content costs from fewer hours of foreign programming in the schedule and a reduction in the cost of abandoned development projects, which more than offset an increase in the number of hours of local programming during 2015 compared to 2014. There were also fewer restructuring charges in 2015 than in 2014.

Index

Slovak Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$84,779	$79,135	7.1%	7.4%	$79,135	$85,355	(7.3)%	10.3%
Carriage fees and subscriptions	2,101	1,324	58.7%	59.0%	1,324	980	35.1%	61.9%
Other	3,669	3,975	(7.7)%	(7.5)%	3,975	4,221	(5.8)%	13.0%
Net revenues	90,549	84,434	7.2%	7.5%	84,434	90,556	(6.8)%	11.0%
Costs charged in arriving at OIBDA	74,602	73,849	1.0%	1.6%	73,849	85,970	(14.1)%	2.5%
OIBDA	$15,947	$10,585	50.7%	47.8%	$10,585	$4,586	130.8%	164.5%

OIBDA margin	17.6%	12.5%	5.1 p.p.	4.8 p.p.	12.5%	5.1%	7.4 p.p.	7.2 p.p.
The television advertising market in the Slovak Republic increased an estimated 8% at constant rates in 2016 compared to 2015.
Our television advertising revenues grew in 2016 compared to 2015 due primarily to higher prices, reflecting strong demand for advertising on television while the market remained largely sold-out. Spending on informational and political campaigns during the first half of 2016 began to decline in the third quarter and due to the level of this spending that began in the second half of 2015, fewer GRPs were sold in 2016 compared to 2015, which reduced the benefit of the increase in prices. Carriage fees and subscription revenues increased in 2016 as we entered into new agreements with a number of carriers and launched MARKIZA INTERNATIONAL during the first quarter of 2016.
Television advertising revenues grew on a constant currency basis in 2015 compared to 2014 due to higher prices and an increase in GRPs sold. The second half of 2015 also included an increase in spending on informational campaigns by the public sector.
From January 1, 2017 our channels in the Slovak Republic have been exclusively available on cable, satellite and IPTV platforms following our decision not to renew our contract for the terrestrial distribution of our channels there. This may initially result in lower audience shares, which could negatively impact our television advertising revenues in 2017 given our elevated sell-out rate. However, we expect a significant increase in carriage fees and subscription revenues in 2017, as well as a significant decrease in transmission costs, which we believe will more than offset any negative impact on television advertising revenues and contribute to higher margins for the segment.
Costs charged in arriving at OIBDA in 2016 increased slightly compared to 2015 due to increases in various non-programming costs. Content costs were flat year-on-year as investments in local content were offset by savings from foreign acquired programming.
On a constant currency basis, costs increased in 2015 compared to 2014 due to an increase in the quality and number of hours of own production following increased competition for audience share which was only partially offset by savings from lower transmission and marketing costs.

Index

Slovenia

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Television advertising	$48,408	$46,412	4.3%	4.5%	$46,412	$52,417	(11.5)%	5.8%
Carriage fees and subscriptions	4,714	4,082	15.5%	16.0%	4,082	4,176	(2.3)%	16.9%
Other	3,790	3,739	1.4%	1.6%	3,739	4,777	(21.7)%	(7.1)%
Net revenues	56,912	54,233	4.9%	5.2%	54,233	61,370	(11.6)%	5.5%
Costs charged in arriving at OIBDA	52,111	48,176	8.2%	8.4%	48,176	56,039	(14.0)%	2.8%
OIBDA	$4,801	$6,057	(20.7)%	(20.6)%	$6,057	$5,331	13.6%	33.6%

OIBDA margin	8.4%	11.2%	(2.8) p.p.	(2.8) p.p.	11.2%	8.7%	2.5 p.p.	2.4 p.p.
The television advertising market in Slovenia increased an estimated 7% at constant rates in 2016 compared to 2015.
Television advertising revenue increased during 2016 compared to 2015 as a result of higher average prices and a slight increase in GRPs sold as advertisers invested more in their campaigns. Carriage fees and subscription revenues increased due to an increase in the monthly price for our Voyo subscription video on demand offering, as well as an increase in the number of cable and satellite subscribers.
Net revenues increased at constant rates in 2015 compared to 2014 primarily due to an increase in television advertising revenues. Following growth in private consumption, the demand for television advertising accelerated during 2015.
From January 16, 2017, our channels in Slovenia have been exclusively available on cable, satellite and IPTV platforms. This may initially result in lower audience shares, which could negatively impact our television advertising revenues in 2017. However, we expect a significant increase in carriage fees and subscription revenues in 2017, as well as a decrease in transmission costs, which we believe will more than offset any negative impact on television advertising revenues and contribute to higher margins for the segment.
Costs charged in arriving at OIBDA in 2016 increased at constant rates compared to 2015 primarily due to a 10% increase in content costs as the schedule in 2016 contained the most hours of local programming in the last ten years.
On a constant currency basis, costs increased in 2015 compared to 2014 due to investment in more hours of own produced programming, which was partially offset by savings in other costs as a result of restructuring efforts.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2016	2015	% Act	% Lfl	2015	2014	% Act	% Lfl
Revenue:
Television advertising	$532,600	$505,498	5.4%	5.3%	$505,498	$565,601	(10.6)%	6.2%
Carriage fees and subscriptions	78,606	73,058	7.6%	8.7%	73,058	80,487	(9.2)%	8.6%
Other revenue	26,807	27,285	(1.8)%	(1.7)%	27,285	34,705	(21.4)%	(6.4)%
Net Revenues	638,013	605,841	5.3%	5.4%	605,841	680,793	(11.0)%	5.9%
Operating expenses:
Content costs	306,013	292,602	4.6%	4.9%	292,602	358,379	(18.4)%	(2.7)%
Other operating costs	69,353	69,727	(0.5)%	(0.3)%	69,727	85,478	(18.4)%	(2.8)%
Depreciation of property, plant and equipment	30,190	27,943	8.0%	8.2%	27,943	32,836	(14.9)%	1.2%
Amortization of intangibles	8,270	12,271	(32.6)%	(32.6)%	12,271	12,348	(0.6)%	18.1%
Cost of revenues	413,826	402,543	2.8%	3.1%	402,543	489,041	(17.7)%	(1.9)%
Selling, general and administrative expenses	112,598	107,001	5.2%	5.3%	107,001	143,616	(25.5)%	(12.2)%
Restructuring costs	—	1,714	(100.0)%	(100.0)%	1,714	9,856	(82.6)%	(78.8)%
Operating income	$111,589	$94,583	18.0%	17.3%	$94,583	$38,280	147.1%	198.2%

(1)	Number is not meaningful.
Revenue:
Television advertising revenues: On a constant currency basis, television advertising revenues increased by 5% in 2016 compared to 2015, while television advertising spending in our markets is estimated to have increased by 6%. On a constant currency basis, television advertising revenues increased by 6% in 2015 compared to 2014, in line with the increase in television advertising spending for the same period.
Carriage fees and subscriptions: Carriage fees and subscription revenues increased during 2016 compared to 2015, primarily due to the inclusion of high definition versions of certain of our channels in our offering and the launch of additional channels in the Czech Republic. Carriage fees revenues also increased across a number of other segments due to higher cable, satellite and IPTV subscriber counts. On a constant currency basis, carriage fees and subscription revenues increased in 2015 compared to 2014, primarily due to higher subscriber numbers reported by the carriers, the full year benefit from certain contracts that took effect during the first quarter of 2014 in Romania and the new carriage fee contracts in the Czech and Slovak Republics.
Other revenues: Other revenues, which includes primarily internet advertising, licensing and other services revenues, decreased during 2016 compared to 2015 and in 2015 compared to 2014 primarily due to lower license and sublicense revenues.
See "Segment Performance" above for additional information on trends in revenues.
Operating Expenses:
Content costs: Content costs (including production costs and amortization of programming rights) increased during 2016 compared to 2015 due to including an increased volume of fiction and local programming in our broadcast schedules as well as our broadcasting of UEFA European Championship matches in Romania. Content costs decreased during 2015 compared to 2014 due to cost savings realized through better utilization of the program library and negotiation with suppliers, which was partly offset by an increase of programming costs in several of our countries, where heightened competition has required the use of more premium programming to maintain our audience share.
Other operating costs: Other operating costs during 2016 were broadly in line with 2015 as cost savings from lower transmission costs were offset by higher authors’ rights association charges. Other operating costs for 2015 decreased compared to 2014 primarily due to lower transmission costs in Bulgaria, as two of our channels ceased terrestrial broadcasting in 2015, as well as full year savings of our restructuring efforts.
Depreciation of property, plant and equipment: On a constant currency basis, depreciation of property, plant and equipment increased in 2016 compared to 2015 and in 2015 compared to 2014 due to higher capital expenditures, which we had decreased significantly in prior years.
Amortization of intangibles: Amortization of intangibles decreased in 2016 compared to 2015. The decrease is due to higher amortization expense in 2015 for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 which were subsequently divested with the sale of our Romanian studios in the fourth quarter of 2015. The lower amortization expense also reflects certain intangible assets in Bulgaria which were fully amortized in the fourth quarter of 2015. On a constant currency basis, amortization of intangibles increased in 2015 compared to 2014, primarily due to the amortization expense for certain of our Romanian trademarks noted above.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during 2016 compared to 2015 primarily due to the reversal in the third quarter of 2015 of a charge related to certain tax audits in Romania. Excluding the impact of the reversal of this charge, selling, general and administrative expenses decreased due to lower professional fees and the reversal of a tax provision in 2016 in Croatia. These decreases were offset by increased bad debt in Bulgaria as we ceased cooperation with one agency during the fourth quarter of 2016 and instead started working directly with the clients that agency represented. Selling, general and administrative expenses decreased in 2015 compared to 2014, primarily due to the reversal of a charge related to the tax audits of Romania mentioned above.

Index

Selling, general and administrative expenses in 2016 include a charge of US$ 3.5 million in respect of non-cash stock-based compensation, an increase of US$ 1.1 million compared to 2015 (see Item 8, Note 16, "Stock-based Compensation"). Non-cash stock-based compensation charges were US$ 1.3 million in 2014.
Restructuring costs: There were no restructuring charges in 2016. The decrease in restructuring charges in 2015 compared to 2014 was primarily due to the elimination of fewer positions in our 2015 plan as compared to the 2014 plan.
Operating income: On a constant currency basis, operating income increased from 2014 through 2016 largely due to increased television advertising and carriage fee revenues while maintaining effective cost control efforts. Excluding the effect of the charge related to the Romanian tax audits, operating income in 2015 was US$ 82.6 million.
Our operating margin, which is determined as operating income / loss divided by net revenues, was 17.5% in 2016, compared to 15.6% in 2015 and 5.6% in 2014. Excluding the effects of the charge and the release of the reserves related to the Romanian tax audits, operating margin in 2015 and 2014 was 13.6% and 7.4%, respectively.
Other income / expense items for the years ended December 31, 2016, 2015 and 2014

	Other Income / (Expense)
	For The Year Ended December 31, (US$ 000's)
	2016	2015	% Act	2015	2014	% Act
Interest expense	$(132,224)	$(171,444)	22.9%	$(171,444)	$(142,005)	(20.7)%
Loss on extinguishment of debt	(150,158)	—	(100.0)%	—	(39,203)	100.0%
Non-operating expense, net:
Interest income	592	440	34.5%	440	294	49.7%
Foreign currency exchange gain / (loss), net	6,648	(13,481)	NM (1)	(13,481)	(12,767)	(5.6)%
Change in fair value of derivatives	(10,213)	4,848	NM (1)	4,848	2,311	109.8%
Other income / (expense), net	486	(17,746)	NM (1)	(17,746)	267	NM (1)
(Provision) / credit for income taxes	(7,317)	515	NM (1)	515	1,358	(62.1)%
Loss from discontinued operations, net of tax	—	(13,287)	100.0%	(13,287)	(80,431)	83.5%
Net loss attributable to noncontrolling interests	306	671	(54.4)%	671	4,468	(85.0)%
Other comprehensive loss:
Currency translation adjustment, net	1,649	(89,714)	NM (1)	(89,714)	(156,236)	42.6%
Unrealized loss on derivative instruments	(3,031)	(839)	NM (1)	(839)	(581)	(44.4)%

(1)	Number is not meaningful.
Interest expense: Interest expense decreased in 2016 compared to 2015, primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan and due to a lower cost of borrowing following the refinancing of such indebtedness (each bearing interest of 15% per annum) with the 2021 Euro Term Loan (with an all-in rate of 9.0% per annum as at December 31, 2016). Interest expense increased in 2015 compared to 2014, primarily due to the full year interest expense and amortization of debt issuance costs and original issuance discount related to refinancing transactions conducted in 2015(see Item 8, Note 14, "Interest Expense").
Loss on extinguishment of debt: In 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan, which were accounted for in a similar manner as a debt extinguishment. In 2014, we recognized losses on the redemption of the remaining outstanding portion of our 2016 Fixed Rate Notes and the redemption of the 2017 Fixed Rate Notes.
Interest income: Our interest income is generated solely by interest accrued on our cash deposits.
Foreign currency exchange gain / (loss), net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, including certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the dollar, and any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.
In 2016, we recognized a net gain of US$ 6.6 million, comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 28.4 million on our long-term debt and other financing arrangements and transaction losses of US$ 3.1 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2015, we recognized a net loss of US$ 13.5 million, comprised of transaction losses of US$ 29.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 31.5 million on our long-term debt and other financing arrangements and transaction losses of US$ 15.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2014, we recognized a net loss of US$ 12.8 million, comprised of transaction gains of US$ 1.3 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 4.3 million on our long-term debt and other financing arrangements and transaction losses of US$ 18.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

Index

Change in fair value of derivatives: During 2016, we recognized a net loss primarily due to a loss on USD/EUR foreign currency forward contracts entered into in connection with the refinancing of the 2017 PIK Notes and 2017 Term Loan. During 2015, we recognized a net gain primarily as a result of a gain on a foreign currency forward contract entered into in connection with the refinancing of the 2015 Convertible Notes at maturity, which was partly offset by losses on certain other foreign currency forward contracts relating to certain dollar-denominated programming payments made in 2015. During 2014, we recognized a net gain as a result of a gain on a foreign currency forward contract entered into in connection with the refinancing of the 2016 Fixed Rate Notes. See Item 8, Note 13, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Other income / expense, net was not material in 2016 or 2014. Other expense in 2015 was primarily due to the loss on sale of the parent company of our former Romanian studio operation, which did not meet the definition of a discontinued operation, and on the loss on sale of an excess facility in Bulgaria.
(Provision) / credit for income taxes: The provision for income taxes during 2016 reflects tax charges on profits in the Czech Republic and Romania offset by the release of the valuation allowances in Bulgaria and the Slovak Republic.
The credit for income taxes during 2015 reflects the release of a valuation allowance in Romania offset by deferred tax charges on profits in the Czech Republic and Croatia.
The credit for income taxes during 2014 reflects the value of the deferred tax benefit that we have realized on the operating loss incurred by our Czech Republic segment, which was substantially lower in 2014 compared to 2013.
Our operating subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 22.0% in Slovakia (see Item 8, Note 17, "Income Taxes"). From January 1, 2017, the statutory income tax rate in the Slovak Republic is 21%.
Net loss attributable to noncontrolling interests: The net losses attributable to noncontrolling interests relate to the noncontrolling interest share of the comprehensive losses in our Bulgaria operations.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss.
In 2016, we recognized other comprehensive income of US$ 1.6 million compared to other comprehensive losses of US$ 89.7 million and US$ 156.2 million in 2015 and 2014. Included in these amounts are foreign exchange gains and losses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income / loss, a component of shareholders' equity. For the years ended December 31, 2016, 2015 and 2014, we recognized a gain of US$ 8.8 million and losses of US$ 89.0 million and US$ 164.4 million, respectively, in accumulated other comprehensive income / loss. In addition, management determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized a charge of US$ 4.2 million of currency translation adjustment in the second quarter of 2016 due to the translation of non-monetary assets into Euro as of the date of the change.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2016, 2015 and 2014.
Percent Change During the Year Ended December 31, 2016

Index

Percent Change During the Year Ended December 31, 2015
Percent Change During the Year Ended December 31, 2014
Unrealized loss on derivative instruments: The unrealized loss on derivatives is due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss.

Index

Summarized consolidated balance sheets as at December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015	Movement
Current assets	$340,420	$358,284	(5.0)%
Non-current assets	1,050,297	1,082,133	(2.9)%
Current liabilities	171,564	146,308	17.3%
Non-current liabilities	1,070,786	974,270	9.9%
Temporary equity	254,899	241,198	5.7%
CME Ltd. shareholders’ (deficit) / equity	(107,804)	77,260	NM (1)
Noncontrolling interests in consolidated subsidiaries	1,272	1,381	(7.9)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2015, excluding the impact of foreign currency translation.
Current assets: Current assets at December 31, 2016 decreased compared to December 31, 2015 due to lower cash, which was primarily used to pay Guarantee Fees in respect of the 2018 Euro Term Loan (including Guarantee Fees previously paid in kind) and lower deferred tax assets which were reclassified to non-current upon the prospective adoption of new accounting guidance. These decreases were partly offset by higher accounts receivable as a result of increased revenue.
Non-current assets: Excluding the effects of foreign currency translation, non-current assets at December 31, 2016 increased slightly compared to December 31, 2015, primarily due to an increase in the amount of local productions ahead of the spring schedule as well as capital expenditures made during 2016. The increases are partly offset by amortization expense related to debt issuance costs and our finite-lived intangible assets.
Current liabilities: Current liabilities at December 31, 2016 increased compared to December 31, 2015, primarily as a result of higher accrued interest (including Guarantee Fees) payable, programming payables and income taxes payable.
Non-current liabilities: Non-current liabilities at December 31, 2016 increased compared to December 31, 2015, primarily due to the refinancing of the 2017 PIK Notes and the 2017 Term Loan, both of which had significant issuance discounts, with the 2021 Euro Term Loan, which had no such discount (see Item 8, Note 4, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2016 and 2015 represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ (deficit) / equity: CME Ltd. shareholders’ equity decreased to a deficit in 2016, primarily due to the net loss attributable to CME Ltd., accretion of the preferred dividend paid in kind on our Series B Preferred Shares and unrealized losses on derivative instruments designated as interest rate hedges of the Euro Term Loans. These decreases were partly offset by exercises of common stock warrants and stock-based compensation charges.
Noncontrolling interests in consolidated subsidiaries: The noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest share of our Bulgaria operations.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 18.2 million during 2016. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ended December 31, (US$ 000's)
	2016	2015	2014
Net cash generated from / (used in) continuing operating activities	$33,917	$85,877	$(65,242)
Net cash used in continuing investing activities	(29,356)	(30,426)	(28,548)
Net cash (used in) / provided by continuing financing activities	(22,743)	(28,906)	38,995
Net cash provided by / (used in) discontinued operations	1,194	3,503	(2,578)
Impact of exchange rate fluctuations on cash	(1,232)	(2,667)	(10,651)
Net (decrease) / increase in cash and cash equivalents	$(18,220)	$27,381	$(68,024)
Operating Activities
Cash generated from continuing operations during 2016 decreased as compared to 2015 as higher revenue and OIBDA were offset by higher cash payments for interest and for Guarantee Fees, including Guarantee Fees previously paid in kind. Cash generated from continuing operations during 2015 increased compared to 2014 due to better OIBDA performance and lower interest payments paid in cash. Additionally, the level of payments for programming was more normalized in 2015 than in prior years, which also contributed to the improvement in free cash flow.
We paid cash interest (including in respect of Guarantee Fees) of US$ 91.4 million, US$ 18.5 million and US$ 76.2 million on our long-term debt and credit facilities in 2016, 2015 and 2014, respectively.
Investing Activities
Net cash used in continuing investing activities consists primarily of capital expenditures for property, plant and equipment.
Financing Activities
The net cash used in continuing financing activities in 2016 primarily reflected the refinancing of the 2017 PIK Notes and the 2017 Term Loan with the proceeds of the 2021 Euro Term Loan and cash on hand, including payments for transaction fees and to settle a foreign currency forward contract we entered into in connection with the refinancing. We received proceeds of US$ 7.0 million from the exercise of common stock warrants.
The net cash used in continuing financing activities in 2015 primarily reflected the repayment of the amounts outstanding under the 2021 Revolving Credit Facility and the refinancing of the 2015 Convertible Notes with the 2019 Euro Term Loan. We also received net proceeds of US$ 8.0 million from a foreign currency forward contract we entered into in connection with the refinancing of the 2015 Convertible Notes.
The net cash provided by continuing financing activities during 2014 primarily reflected the proceeds of the rights offering conducted in 2014 and related financing transactions and a drawdown on the 2021 Revolving Credit Facility, partially offset by the payment made to redeem and discharge the 2016 Fixed Rate Notes and the 2017 Fixed Rate Notes.
Discontinued Operations
The net cash provided by discontinued operations during 2016 and 2015 primarily reflected proceeds from the divestiture of businesses, including deferred proceeds. The net cash used in discontinued operations in 2014 primarily reflected the net cash used in our businesses classified as discontinued operations.
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 8, Note 4, "Long-term Debt and Other Financing Arrangements"). As at December 31, 2016, the undrawn aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million, which will be reduced to US$ 50.0 million from January 1, 2018. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by shareholders out of yearly profits subject to the maintenance of registered capital, required reserves (if applicable) and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically at least 5%) be allocated to a reserve, which reserve is capped at a proportion of the registered capital of a company (ranging from 5% to 20%). There are no third-party restrictions that limit our subsidiaries' ability to transfer amounts to us in the form of loans or advances.

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2016 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,006,597	$—	$512,435	$494,162	$—
Long-term debt – interest	369,398	35,497	186,626	147,275	—
Unconditional purchase obligations	128,821	44,071	66,963	15,506	2,281
Operating leases	8,610	3,374	3,000	803	1,433
Capital lease obligations	4,450	1,570	2,342	538	—
Other long-term obligations	34,275	17,545	16,008	678	44
Total contractual obligations	$1,552,151	$102,057	$787,374	$658,962	$3,758
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2016. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date until the maturity dates of the related Euro Term Loan and such amounts are included under "Long-term debt - interest.".
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2016, we had commitments in respect of future programming of US$ 128.2 million. This includes contracts signed with license periods starting after December 31, 2016.
Operating Leases
For more information on our operating lease commitments see Item 8, Note 20, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations are primarily comprised of digital transmission commitments.
Other
Top Tone Media Holdings Limited has exercised its right to acquire additional equity in CME Bulgaria. However, the closing of this transaction has not yet occurred because purchaser financing is still pending. If consummated, we would own 90.0% of our Bulgaria broadcast operations. The option strike price is the fair value of the equity in CME Bulgaria, as determined by an independent valuation.
III(d)    Cash Outlook
Because cash flows from operating activities were negative in 2012, 2013 and 2014, we relied on equity and debt financings to ensure adequate funding for our operations. While cash flows from operating activities were positive in 2015 and 2016, our election to pay interest on the 2017 PIK Notes and the 2017 Term Loan (prior to their repayment) and Guarantee Fees in kind increased our gross leverage. In response, we have sought other capital resources to fund our operations, our debt service and other obligations, including the refinancing transaction below.
On April 7, 2016, we drew on the EUR 468.8 million (approximately US$ 534.0 million as at the transaction date) 2021 Euro Term Loan, the proceeds of which, together with cash on hand, were applied toward the repayment of the 2017 Term Loan plus accrued interest and the redemption and discharge of the 2017 PIK Notes plus accrued interest thereon. We also extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. In addition, we amended the interest rate applicable to amounts drawn on the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% if our net leverage ratio is greater than or equal to seven times, to LIBOR (subject to a floor of 1.0%) plus 6.0% per annum if our net leverage ratio is less than five times; and extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with a reduction in the borrowing capacity from US$ 115.0 million to US$ 50.0 million from January 1, 2018. Following these transactions, our nearest debt maturity is November 1, 2018 and our cost of borrowing has decreased.
We are continuing to take actions to improve cash flow including maintaining strict cost discipline and improving working capital management, with the intention of using cash generated by the business, together with expected proceeds from warrant exercises and savings from lower debt service obligations, to substantially repay our nearest debt maturity in November 2018. We intend to commence repayment of such maturity beginning November 2017. In this respect, in 2016 we paid US$ 37.4 million of Guarantee Fees related to the 2018 Euro Term Loan, including amounts previously paid in kind, and we expect to pay all Guarantee Fees related to the 2018 Euro Term Loan in cash as they come due. We anticipate paying Guarantee Fees related to the 2019 Euro Term Loan and the 2021 Euro Term Loan, in kind where we have the option. We are also continuing to evaluate possibilities to further deleverage the business.
In addition, we expect the amounts of cash paid for income taxes to increase and begin converging with local statutory tax rates as our operating companies in each jurisdiction return to generating profits and previous net operating losses are utilized.

Index

Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service and B+ by Standard & Poor's, both with stable outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength.  They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at December 31, 2016.
Cash Deposits
We deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose weekly. The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of investment grade. In addition we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
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
Program Rights
Program rights consist of programming (film and television) acquired from third parties and produced locally, which together form an important component of our station broadcasting schedules. Acquired program rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for use. Where the initial airing of content allowed by a license is expected to provide more value than subsequent airings, program rights are amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. These films and series are amortized with the amortization charged in respect of each airing calculated in accordance with a schedule that reflects our estimate of the relative economic value of each run. We review our programming amortization policy when events occur or circumstances change that would so require.
The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by recording an impairment charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the consolidated balance sheet and the annual programming amortization charge recorded in the consolidated statement of operations and comprehensive income / loss.
Produced Program Rights
We also produce and license a variety of filmed content. The majority of this is television movies and series which are predominantly expected to be utilized by transmission on our broadcast stations. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, net of accumulated amortization, or net realizable value.
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
When the estimated ultimate revenues, less additional costs to be incurred (including exploitation costs), are less than the carrying amount of the film costs, the value of a film is deemed to be not recoverable and thus, an immediate write-off of unrecoverable film costs is recorded in the consolidated statements of operations and comprehensive income / loss.
Impairment of goodwill, indefinite-lived intangible assets and long-lived assets
We assess the carrying amount of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Impairment tests of our goodwill are performed at the reporting unit level. If potential impairments of goodwill exist, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. An impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value. If goodwill and another asset or asset group are tested for impairment at the same time, the other assets are tested for impairment before goodwill. If the other asset or asset group is impaired, this impairment loss is recognized prior to goodwill being tested for impairment. Impairment tests of other intangible assets with indefinite lives are performed at the asset level. An impairment loss is recognized for any excess of the carrying amount of the intangible asset over the fair value.
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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2016 annual impairment test are generally lower than those we had used in the 2015 impairment test due to a decrease in the US risk free rate. Further decreases were noted in Bulgaria, a result of an upgrade in risk rating, and in Romania due to reduced concerns over deflationary pressures.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. In our 2016 annual impairment review, we increased our medium- and long-term view of the size of the television advertising markets compared to the estimates used in the 2015 annual impairment review based on our estimate of the macro economic outlook of our operating markets.

Index

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. Our estimates for our market share in our 2016 annual impairment review decreased slightly from those in our 2015 impairment review, however, revenues are expected to increase due to the estimated growth in the total advertising market.

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

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. The absolute levels of capital expenditure forecast have generally increased since the prior year impairment review due to the replacement of end of life production equipment.

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the final year in our discrete forecast period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and, in most operating countries, have remained broadly consistent with those used in our 2015 annual impairment test.

Assessing goodwill and indefinite-lived intangible assets for impairment is a complex process that requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. Our estimate of the cash flows our operations will generate in future periods forms the basis for most of the significant assumptions inherent in our impairment reviews. Our expectations of these cash flows are developed during our long- and short-range business planning processes, which are designed to address the uncertainties inherent in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth. We have observed over many years a strong positive correlation between the macro economic performance of our markets and the size of the television advertising market and the cash flows we generate. With this in mind, we have considered macro economic trends in determining our cash flow forecasts. If our cash flow forecasts for our operations deteriorate, or if uncertainty surrounding the Eurozone and its periphery returns causing costs of capital to increase, we may be required to recognize impairment charges in later periods.
Upon conclusion of our 2016 annual review, we determined that the fair values of our goodwill and indefinite-lived intangible assets were substantially in excess of their respective carrying values. We concluded that the total estimated fair values used for purposes of the test are reasonable by comparing our market capitalization to the results of the discounted cash flow analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 3, "Goodwill and Intangible Assets".
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
We recognize, when applicable, both accrued interest and penalties related to unrecognized benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss.

Index

Foreign exchange
Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and, following the financing transactions concluded in April 2016, interest on all of our long-term debt. Following the financing transactions, CME Ltd.'s income and expenses are primarily denominated in Euro. It is anticipated that CME Ltd.'s cash flows will primarily be in Euro. Accordingly, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. Our other operations have functional currencies other than the dollar.
We record assets and liabilities denominated in a currency other than our functional currency using the exchange rate prevailing at each balance sheet date, with any change in value between reporting periods being recognized as a transaction gain or loss in our consolidated statements of operations and comprehensive income / loss. We are exposed to foreign currency on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, as well as certain intercompany loans, which are generally provided in currencies other than the dollar.
Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the years ended December 31, 2016, 2015 and 2014, we recorded a gain of US$ 8.8 million and losses of US$ 89.0 million and US$ 164.4 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity.
The financial statements of our operations are translated to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income / loss, a component of equity.
Determination of the functional currency of an entity requires considerable management judgment. This includes our assessment of a series of indicators, such as the currency in which a majority of sales transactions are negotiated, expense incurred or financing secured. If the nature of our business operations changes, such as by changing the currency in which sales transactions are denominated or by incurring significantly more expenditure in a different currency, we may be required to change the functional currency of some of our operations, potentially changing the amounts we report as transaction gains and losses in the consolidated statements of operations and comprehensive income / loss as well as the translational gains and losses charged or credited to accumulated other comprehensive income / loss. In establishing functional currency, specific facts and circumstances are considered carefully, and judgment is exercised as to what types of information might be most useful to investors.
Contingencies
We are, from time to time, involved in certain legal proceedings and, as required, accrue our estimate of the probable costs for the resolution for these claims. These estimates are developed in consultation with legal counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Item 8, Note 20, "Commitments and Contingencies" for more detailed information on our litigation and other contingencies.
Recent Accounting Pronouncements
See Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of accounting standards adopted and recently issued accounting standards not yet adopted.
V.    Related Party Matters
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. As stated in Accounting Standards Codification 850, Related Party Disclosures, transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We have entered into related party transactions in all of our markets, mainly for the purchase of program rights. In addition, Time Warner guarantees 100% of our outstanding senior indebtedness and is the lender under the 2021 Revolving Credit Facility. For a detailed discussion of all such transactions, see Item 8, Note 21, "Related Party Transactions" and Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
December 31, 2016:

Expected Maturity Dates	2017	2018		2019	2020	2021	Thereafter
Long-term Debt (000's):
Variable rate (EUR) [1]	—	250,800		235,335	—	468,800	—
Average interest rate	—	1.50%		1.50%	—	1.50%	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	250,800	250,800	(2)	235,335	—	468,800	—
Average pay rate	0.21%	0.14%		0.31%	—	0.28%	—
Average receive rate	—%	—%		—%	—	—%	—

(1)
As discussed in Item 8, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each the 2018 Euro Term Loan and the 2019 Euro Term Loan is 8.5% per annum and the all-in borrowing rate on the 2021 Euro Term Loan is 9.0% per annum.

(2)
The interest rate swaps maturing in 2018 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 8, Note 13, "Financial Instruments and Fair Value Measurements".

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

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk. We had no such agreements outstanding at December 31, 2016.
On January 31, 2017, we entered into a forward foreign exchange contract to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2017 with an aggregate notional amount of approximately US$ 24.1 million.
We have not attempted to hedge the foreign currency exchange risk on the Euro Term Loans and therefore may continue to experience significant gains and losses on the translation of these instruments into dollars due to movements in exchange rates between the Euro and the dollar.
Interest Rate Risk Management
The Euro Term Loans each bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 8, Note 13, "Financial Instruments and Fair Value Measurements").

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited the accompanying consolidated balance sheet of Central European Media Enterprises Ltd. as of December 31, 2016, and the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central European Media Enterprises Ltd. at December 31, 2016, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central European Media Enterprises Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organisations of the Treadway Commission (2013 Framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
London, United Kingdom
February 9, 2017

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements related to the adoption of ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the consolidated balance sheet of Central European Media Enterprises Ltd. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the years ended December 31, 2015 and 2014 (the 2015 and 2014 consolidated financial statements before the effects of the adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). Our audits also included the financial statement schedule listed in the Index at Item 15 as it relates to 2015 and 2014. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such 2015 and 2014 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of Central European Media Enterprises Ltd. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, as it relates to 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
DELOITTE LLP
London, United Kingdom
February 22, 2016

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$43,459	$61,679
Accounts receivable, net (Note 6)	178,339	167,427
Program rights, net (Note 5)	86,151	85,972
Other current assets (Note 7)	32,471	43,206
Total current assets	340,420	358,284
Non-current assets
Property, plant and equipment, net (Note 8)	109,089	108,522
Program rights, net (Note 5)	179,356	169,073
Goodwill (Note 3)	602,069	622,243
Other intangible assets, net (Note 3)	138,340	151,162
Other non-current assets (Note 7)	21,443	31,133
Total non-current assets	1,050,297	1,082,133
Total assets	$1,390,717	$1,440,417

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$160,981	$134,705
Current portion of long-term debt and other financing arrangements (Note 4)	1,494	1,155
Other current liabilities (Note 10)	9,089	10,448
Total current liabilities	171,564	146,308
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,002,028	908,521
Other non-current liabilities (Note 10)	68,758	65,749
Total non-current liabilities	1,070,786	974,270
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2015 - 200,000) (Note 11)	254,899	241,198
EQUITY
CME Ltd. shareholders’ equity (Note 12):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2015 – one)	—	—
143,449,913 shares of Class A Common Stock of $0.08 each (December 31, 2015 – 135,804,221)	11,476	10,864
Nil shares of Class B Common Stock of $0.08 each (December 31, 2015 – nil)	—	—
Additional paid-in capital	1,910,244	1,914,050
Accumulated deficit	(1,785,536)	(1,605,245)
Accumulated other comprehensive loss	(243,988)	(242,409)
Total CME Ltd. shareholders’ (deficit) / equity	(107,804)	77,260
Noncontrolling interests	1,272	1,381
Total (deficit) / equity	(106,532)	78,641
Total liabilities and equity	$1,390,717	$1,440,417
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except share and per share data)

	For The Year Ended December 31,
	2016	2015	2014
Net revenues	$638,013	$605,841	$680,793
Operating expenses:
Content costs	306,013	292,602	358,379
Other operating costs	69,353	69,727	85,478
Depreciation of property, plant and equipment	30,190	27,943	32,836
Amortization of intangibles	8,270	12,271	12,348
Cost of revenues	413,826	402,543	489,041
Selling, general and administrative expenses	112,598	107,001	143,616
Restructuring costs	—	1,714	9,856
Operating income	111,589	94,583	38,280
Interest expense (Note 14)	(132,224)	(171,444)	(142,005)
Loss on extinguishment of debt (Note 4)	(150,158)	—	(39,203)
Non-operating expense, net (Note 15)	(2,487)	(25,939)	(9,895)
Loss before tax	(173,280)	(102,800)	(152,823)
(Provision) / credit for income taxes (Note 17)	(7,317)	515	1,358
Loss from continuing operations	(180,597)	(102,285)	(151,465)
Loss from discontinued operations, net of tax	—	(13,287)	(80,431)
Net loss	(180,597)	(115,572)	(231,896)
Net loss attributable to noncontrolling interests	306	671	4,468
Net loss attributable to CME Ltd.	$(180,291)	$(114,901)	$(227,428)

Net loss	$(180,597)	$(115,572)	$(231,896)
Other comprehensive loss:
Currency translation adjustment	1,649	(89,714)	(156,236)
Unrealized loss on derivative instruments (Note 13)	(3,031)	(839)	(581)
Total other comprehensive loss	(1,382)	(90,553)	(156,817)
Comprehensive loss	(181,979)	(206,125)	(388,713)
Comprehensive loss / (income) attributable to noncontrolling interests	109	(712)	3,505
Comprehensive loss attributable to CME Ltd.	$(181,870)	$(206,837)	$(385,208)

PER SHARE DATA (Note 18):
Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(1.28)	$(0.81)	$(1.11)
Discontinued operations attributable to CME Ltd. - Basic and diluted	—	(0.09)	(0.55)
Net loss attributable to CME Ltd. - Basic and diluted	(1.28)	(0.90)	(1.66)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	151,017	146,866	146,509
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity / (Deficit)
BALANCE December 31, 2013	1	$—	134,837,442	$10,787	—	$—	$1,704,066	$(1,262,916)	$(11,829)	$893	$441,001
Stock-based compensation	—	—	—	—	—	—	1,344	—	—	—	1,344
Warrant issuance, net	—	—	—	—	—	—	239,586	—	—	—	239,586
Share issuance, stock based compensation	—	—	497,816	40	—	—	(40)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(16,036)	—	—	—	(16,036)
Net loss	—	—	—	—	—	—	—	(227,428)	—	(4,468)	(231,896)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(581)	—	(581)
Currency translation adjustment	—	—	—	—	—	—	—	—	(157,199)	963	(156,236)
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	2,439	—	—	—	2,439
Share issuance, stock based compensation	—	—	468,963	37	—	—	(37)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(17,272)	—	—	—	(17,272)
Net loss	—	—	—	—	—	—	—	(114,901)	—	(671)	(115,572)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(839)	—	(839)
Currency translation adjustment	—	—	—	—	—	—	—	—	(91,097)	1,383	(89,714)
Reclassified to net income upon sale of subsidiaries	—	—	—	—	—	—	—	—	19,136	3,281	22,417
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	3,510	—	—	—	3,510
Exercise of warrants (Note 12)	—	—	6,996,955	560	—	—	6,437	—	—	—	6,997
Share issuance, stock-based compensation	—	—	648,737	52	—	—	(52)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(13,701)	—	—	—	(13,701)
Net loss	—	—	—	—	—	—	—	(180,291)	—	(306)	(180,597)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,031)	—	(3,031)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,452	197	1,649
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,597)	$(115,572)	$(231,896)
Adjustments to reconcile net loss to net cash generated from / (used in) continuing operating activities:
Loss from discontinued operations, net of tax	—	13,287	80,431
Amortization of program rights	306,013	292,602	349,819
Depreciation and other amortization	60,557	96,928	82,619
Interest paid in kind	45,289	81,529	37,884
Loss on extinguishment of debt	150,158	—	39,203
(Gain) / loss on disposal of fixed assets	(299)	17,617	(112)
Stock-based compensation (Note 16)	3,510	2,439	1,344
Change in fair value of derivatives (Note 13)	11,473	(7,333)	—
Foreign currency exchange (gain) / loss, net	(8,604)	1,491	(5,952)
Net change in (net of effects of disposals of businesses):
Accounts receivable, net	(18,142)	(8,077)	(26,539)
Accounts payable and accrued liabilities	2,601	6,161	(10,549)
Program rights	(317,328)	(303,111)	(388,436)
Other assets and liabilities	628	(7,384)	721
Accrued interest	(27,240)	14,101	(9,995)
Income taxes payable	5,319	(303)	2,948
Deferred revenue	(2,000)	3,913	(1,012)
Deferred taxes	1,494	(1,671)	(2,206)
VAT and other taxes payable	1,085	(740)	16,486
Net cash generated from / (used in) continuing operating activities	$33,917	$85,877	$(65,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(29,567)	$(33,517)	$(28,685)
Disposal of property, plant and equipment	211	3,091	137
Net cash used in continuing investing activities	$(29,356)	$(30,426)	$(28,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	533,963	253,051	550,421
Repayments of debt	$(540,699)	$(261,034)	$(712,919)
Debt transactions costs	(9,541)	(1,541)	(14,206)
Proceeds from credit facilities	—	—	25,000
Payment of credit facilities and capital leases	(1,357)	(27,365)	(1,080)
Issuance of common stock	—	—	191,825
Settlement of forward currency swaps	(12,106)	7,983	—
Proceeds from exercise of warrants	6,997	—	—
Other	—	—	(46)
Net cash (used in) / provided by continuing financing activities	$(22,743)	$(28,906)	$38,995

Net cash used in discontinued operations - operating activities	—	(3,019)	(1,408)
Net cash provided by / (used in) discontinued operations - investing activities	1,194	6,598	(228)
Net cash used in discontinued operations - financing activities	—	(76)	(942)

Impact of exchange rate fluctuations on cash	(1,232)	(2,667)	(10,651)
Net (decrease) / increase in cash and cash equivalents	$(18,220)	$27,381	$(68,024)
CASH AND CASH EQUIVALENTS, beginning of period	61,679	34,298	102,322
CASH AND CASH EQUIVALENTS, end of period	$43,459	$61,679	$34,298
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$53,982	$18,457	$76,154
Cash paid for Guarantee Fees that may be paid in kind	37,440	—	—
Cash paid / (received) for income taxes, net of refunds	290	805	(2,234)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$13,701	$17,272	$16,036
Acquisition of property, plant and equipment under capital lease	1,193	1,511	1,088
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments, Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 19, "Segment Data" for financial information by segment.
We have market leading broadcast operations in six countries in Central and Eastern Europe broadcasting a total of 36 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, direct-to-home (“DTH”) and IPTV operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY. We own 94% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia) and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION (formerly FANDA), NOVA 2 (formerly SMICHOV), NOVA GOLD (formerly TELKA) and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, ACASA, ACASA GOLD, PRO CINEMA, SPORT.RO, MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA (Slovak Republic), DAJTO, and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-K to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “HRK” are to Croatian kuna, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro.
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
Summary of Critical and Significant Accounting Policies
The following is a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies.
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
Barter transactions
We enter into barter transactions which represent advertising time or other services exchanged for non-cash goods and/or other services, such as promotional items, advertising, supplies and equipment. Revenue from barter transactions is recognized as income when the services have been provided. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to US$ 2.0 million, US$ 1.5 million and US$ 1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Program rights are evaluated to determine if expected revenues are sufficient to cover the unamortized portion of the program. To the extent that expected revenues are insufficient, the program rights are written down to their expected net realizable value. These programming impairment charges, along with programming impairment charges related to own-produced content, are presented as a component of content costs in our consolidated statements of operations and comprehensive income / loss.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives assigned to each major asset category as below:

Asset category	Estimated useful life
Land	Indefinite
Buildings	25 years
Machinery, fixtures and equipment	4 - 8 years
Other equipment	3 - 8 years
Software	3 - 5 years
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
Long-Lived Assets Including Intangible Assets with Finite Lives
Long-lived assets include property, plant, equipment and intangible assets with finite lives. We evaluate the remaining useful life of intangible assets with finite lives each reporting period. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are evaluated at the asset group level when there is an indication that they may be impaired. The carrying amounts of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than their carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value.
Goodwill and Indefinite-Lived Intangible Assets
Historically, we have assessed the carrying amount of our goodwill and other indefinite-lived intangibles for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. During the third quarter of 2016, we elected to change the date of our assessment for all of our reporting units from December 31 to October 1. We believe this change will more closely align the assessment with our long- and short-range business planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.
We evaluate goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such events and changes in circumstances include:

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
Goodwill is evaluated at the reporting unit level, which we have determined is each of our six operating segments. We have elected to bypass the qualitative assessment for all of our reporting units in 2016 and proceed directly to performing the first step of the goodwill impairment test. The fair value of our reporting units is determined based on estimates of future cash flows discounted at appropriate rates and on publicly available information, where appropriate. In the assessment of discounted future cash flows the following data is used: management's long-term plan, a terminal value at the end of the forecasted periods assuming an inflationary perpetual growth rate, and a discount rate selected with reference to the relevant cost of capital. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value after adjusting for any impairments of long-lived assets or indefinite-lived intangible assets.
We evaluate the remaining useful life of each indefinite-lived intangible asset each reporting period. Each indefinite-lived intangible asset is evaluated for impairment individually. The fair value of our indefinite-lived intangible assets are determined using the relief from royalty method. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value.
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
We recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions and we recognize, when applicable, both accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Foreign Currency
Functional Currency
Following the refinancing of the remaining outstanding dollar-denominated debt with Euro-denominated debt in April 2016, CME Ltd.'s income and expenses are primarily denominated in Euro. It is anticipated that CME Ltd.'s cash flows will primarily be in Euro. Accordingly, management has determined that CME Ltd.'s functional currency is the Euro with effect from April 1, 2016. As a result of this change, we recognized a loss of US$ 4.2 million of currency translation adjustment in the second quarter of 2016 due to the translation of non-monetary assets into Euro as of the date of the change. Our reporting currency continues to be the U.S. dollar.
Translation of financial statements
Our reporting currency is the dollar. The financial statements of our operations whose functional currency is other than the dollar are translated from such functional currency to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income / loss, a component of equity.
Certain of our intercompany loans to our subsidiaries are of a long-term investment nature. We recorded a gain of US$ 8.8 million and losses of US$ 89.0 million and US$ 164.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
Transactions in foreign currencies
Gains and losses from foreign currency transactions are included in foreign currency exchange gain / loss, net in the consolidated statements of operations and comprehensive income / loss in the period during which they arise.
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
Financial Instruments
Fair value of financial instruments
The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term (as defined hereinafter) is included in Note 4, "Long-term Debt and Other Financing Arrangements".
Fair value is the price an asset or liability could be exchanged in an arm’s-length orderly transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 13, "Financial Instruments and Fair Value Measurements").
Derivative financial instruments
We use derivative financial instruments for the purpose of mitigating currency and interest rate risks, which exist as part of ongoing business operations and financing activities. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue derivative financial instruments for trading purposes.
Forward exchange contracts and currency swaps are used to mitigate exposures to currency fluctuations on certain short-term transactions generally denominated in currencies other than our functional currency. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income / loss, together with realized gains and losses arising on settlement of these contracts.
Interest rate swaps and other instruments may be used to mitigate exposures to interest rate fluctuations on certain of our long-term debt instruments with variable interest rates. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income / loss, together with realized gains and losses arising on settlement of these contracts. From time to time, we may designate certain of these instruments as hedges and apply hedge accounting as discussed in Note 13, "Financial Instruments and Fair Value Measurements".
Stock-Based Compensation
Stock-based compensation is recognized at fair value. We calculate the fair value of stock option awards using the Black-Scholes option pricing model on the grant date. The grant date fair value of restricted stock units ("RSUs") is calculated as the closing price of our Class A common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the award. Stock-based compensation awards are accounted for as equity-settled transactions.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Contingencies
The estimated loss from a loss contingency such as a legal proceeding or other claim is recorded in the consolidated statements of operations and comprehensive income / loss if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a loss contingency is made if there is at least a reasonable possibility that a loss has been incurred.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2016, 2015 and 2014 totaled US$ 5.4 million, US$ 3.0 million and US$ 3.7 million, respectively.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2016 we adopted the following guidance issued by the Financial Accounting Standards Board (the “FASB”):
In November 2014, the FASB issued guidance which standardizes the method used in the accounting for hybrid financial instruments issued in the form of a share. The guidance requires an entity to consider all relevant terms and features in evaluating the nature of the host contract in a hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance which simplifies the balance sheet presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that liability. The retrospective adoption of this guidance decreased our other non-current assets as at December 31, 2015 by US$ 13.8 million, with a corresponding decrease in our long-term debt and other financing arrangements in our consolidated balance sheet, with no impact to our consolidated statements of operations and comprehensive income / loss or consolidated statements of cash flows.
In November 2015, the FASB issued guidance which requires that deferred tax balances be classified as non-current in our consolidated balance sheet. The prospective adoption of this guidance did not have any effect on our net deferred income tax liability. Prior period amounts have not been adjusted.
In the third quarter of 2016, we adopted the FASB guidance issued in March 2016 intended to simplify accounting for share-based payment transactions, specifically with regard to accounting for forfeitures, income taxes, the classification as either equity or liabilities and the presentation in the statement of cash flows. We have made a policy election to account for forfeitures as they occur. The cumulative-effect adjustment to equity as a result of adopting this guidance was not material. The adoption of this guidance did not have any other material impacts on our consolidated financial statements or disclosures.
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
In August 2016, the FASB issued new guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to CME, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. The guidance requires a retrospective transition method and is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We expect to adopt this guidance as of January 1, 2018. Upon adoption, our net cash flows generated from / used in continuing operating activities will decrease by US$ 110.7 million and US$ 1.1 million for the years ended December 31, 2016 and 2015, respectively, with a corresponding increase in net cash used in / provided by continuing financing activities.
In October 2016, the FASB issued new guidance which is intended to improve the accounting for the income tax consequences of intercompany transfers of assets other than inventory. The guidance would require an entity to recognize the income tax consequences of such transfers in the period in which the transfer occurs, rather than defer recognition of current and deferred income taxes for the transfer until the asset is sold to a third party. The guidance requires a modified retrospective transition method through a cumulative-effect adjustment to retained earnings. The guidance is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. The cumulative-effect adjustment to equity as a result of early adopting this guidance as of January 1, 2017 will not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued new guidance which is intended to simplify goodwill impairment testing by eliminating Step 2, and instead recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The guidance also eliminates the requirement to perform a qualitative analysis for reporting units with a negative carrying value. The guidance is effective for us for annual and interim impairment tests after January 1, 2020, with early adoption permitted for interim and annual impairment tests performed from January 1, 2017. We are currently in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements and whether we will early adopt.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2016 and December 31, 2015 is summarized as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2014	$175,494	$11,065	$800,640	$94,777	$53,088	$19,400	$1,154,464
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2014	30,855	611	513,095	83,749	53,088	—	681,398
Foreign currency	(3,129)	(60)	(41,149)	(9,334)	(5,483)	—	(59,155)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2015	$172,365	$11,005	$759,491	$85,443	$47,605	$19,400	$1,095,309
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2015	27,726	551	471,946	74,415	47,605	—	622,243
Foreign currency	(976)	(17)	(15,008)	(2,657)	(1,516)	—	(20,174)
Balance, December 31, 2016	26,750	534	456,938	71,758	46,089	—	602,069
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, December 31, 2016	$171,389	$10,988	$744,483	$82,786	$46,089	$19,400	$1,075,135
Other intangible assets:
Changes in the net book value of our other intangible assets as at December 31, 2016 and December 31, 2015 is summarized as follows:

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$80,324	$—	$80,324	$83,188	$—	$83,188
Amortized:
Broadcast licenses	185,686	(130,325)	55,361	191,860	(127,613)	64,247
Trademarks	591	(591)	—	614	(614)	—
Customer relationships	51,338	(48,997)	2,341	53,120	(49,672)	3,448
Other	1,522	(1,208)	314	2,138	(1,859)	279
Total	$319,461	$(181,121)	$138,340	$330,920	$(179,758)	$151,162
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
The estimated amortization expense for our intangible assets with finite lives as of December 31, 2016 is as follows:

2017	$7,777
2018	7,703
2019	7,240
2020	7,020
2021	6,960

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Impairment of goodwill and other intangible assets:
As discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", we elected to change the date of our assessment for all of our reporting units from December 31 to October 1, with effect from October 1, 2016. Upon conclusion of this assessment, we determined that the fair values of our goodwill were substantially in excess of their respective carrying values.
We did not recognize any impairment charges in respect of goodwill and other intangible assets during the years ended December 31, 2016, 2015 or 2014.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2016	December 31, 2015
Long-term debt	$999,209	$906,028
Other credit facilities and capital leases	4,313	3,648
Total long-term debt and other financing arrangements	1,003,522	909,676
Less: current maturities	(1,494)	(1,155)
Total non-current long-term debt and other financing arrangements	$1,002,028	$908,521
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
Also on April 7, 2016, we extended the maturity date of the 2018 Euro Term Loan by one year to November 1, 2018. In addition, we extended the maturity date of the 2021 Revolving Credit Facility to February 19, 2021, with the borrowing capacity reduced from US$ 115.0 million to US$ 50.0 million from January 1, 2018. We also amended the 2021 Revolving Credit Facility such that interest is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% if our net leverage ratio is greater than or equal to seven times, to LIBOR (subject to a floor of 1.0%) plus 6.0% per annum if our net leverage ratio is less than five times. The modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan were accounted for in the same manner as a debt extinguishment.
As a result of the above transactions, we recognized a loss on extinguishment of debt of US$ 150.2 million in the second quarter of 2016.
During the year ended December 31, 2016, we paid US$ 48.6 million of Guarantee Fees (as defined below) related to the 2018 Euro Term Loan and the 2021 Euro Term Loan. The Guarantee Fee payments are presented as cash outflows from operating activities in our consolidated statements of cash flows.
Overview
Total long-term debt and credit facilities comprised the following at December 31, 2016:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	264,368	(634)	263,734
2019 Euro Term Loan	248,067	(473)	247,594
2021 Euro Term Loan	494,162	(6,281)	487,881
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,006,597	$(7,388)	$999,209

(1)
Debt issuance costs related to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2021 Revolving Credit Facility are classified as non-current assets in our consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2021 Revolving Credit Facility.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Long-term Debt
Our long-term debt comprised the following at December 31, 2016 and December 31, 2015:

	Carrying Amount
	December 31, 2016	December 31, 2015
2017 PIK Notes	—	359,789
2017 Term Loan	—	27,592
2018 Euro Term Loan	263,734	272,189
2019 Euro Term Loan	247,594	246,458
2021 Euro Term Loan	487,881	—
	$999,209	$906,028
2018 Euro Term Loan
As at December 31, 2016, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 264.4 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 13, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner Inc. ("Time Warner"). As at December 31, 2016, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair values of the 2018 Euro Term Loan of US$ 233.3 million and US$ 273.0 million as at December 31, 2016 and December 31, 2015, respectively, were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 13, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.
2019 Euro Term Loan
As at December 31, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 248.1 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 13, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at December 31, 2016, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 8.5% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair values of the 2019 Euro Term Loan of US$ 203.3 million and US$ 256.2 million as at December 31, 2016 and December 31, 2015, respectively, were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 13, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at December 31, 2016, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 494.2 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 13, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 10.5% (if our net leverage ratio is greater than or equal to eight times) to 7.0% per annum (if our net leverage ratio is less than five times). As at December 31, 2016, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 9.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair value of the 2021 Euro Term Loan of US$ 369.7 million as at December 31, 2016 was determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 13, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2021 Euro Term Loan, and as such are not required to be accounted for separately.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended and restated, the “Reimbursement Agreement") with Time Warner which provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiaries Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility.
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis as shown in the table below. For the years ended December 31, 2016, 2015 and 2014, we recognized US$ 68.0 million, US$ 21.5 million and US$ 1.2 million, respectively, of Guarantee Fees as interest expense in our consolidated statements of operations and comprehensive income / loss.
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
The Guarantee Fees paid in kind are presented as a component of other non-current liabilities (see Note 10, "Other Liabilities") and bear interest per annum at their respective Guarantee Fee rate (as set forth in the table below), payable semi-annually in arrears in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding) on each respective payment date. Guarantee Fees paid in cash are included in cash flows from operating activities in our consolidated statements of cash flows.
Interest Rate Summary

	Base Rate	Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%	0.21%	(1)	6.79%	8.50%
2019 Euro Term Loan	1.50%	0.31%		6.69%	8.50%
2021 Euro Term Loan	1.50%	0.28%		7.22%	9.00%
2021 Revolving Credit Facility (2)	9.00%	—		—	9.00%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the guarantee fee rate, such that the all-in borrowing rate remains 8.50%.

(2)	As at December 31, 2016, the aggregate principal amount available under the 2021 Revolving Credit Facility was undrawn.
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn as at December 31, 2016.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternate base rate plus 8.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 9.0%, with the first 5.0% paid in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount outstanding under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% if our net leverage is greater than or equal to seven times, to LIBOR (subject to a floor of 1.0%) plus 6.0% per annum if our net leverage ratio is less than five times. The maturity date of the 2021 Revolving Credit Facility is February 19, 2021 with the available amount decreasing to US$ 50.0 million from January 1, 2018. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Credit facilities (1) – (3)	$—	$—
Capital leases	4,313	3,648
Total credit facilities and capital leases	4,313	3,648
Less: current maturities	(1,494)	(1,155)
Total non-current credit facilities and capital leases	$2,819	$2,493

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2016, we had deposits of US$ 16.4 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2015, we had deposits of US$ 19.6 million in and no drawings on the BMG cash pool.

(2)
As at December 31, 2016 and December 31, 2015, there were no drawings outstanding under a CZK 735.0 million (approximately US$ 28.7 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”). Under this facility, up to CZK 735.0 million (approximately US$ 28.7 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

(3)
As at December 31, 2016 there were RON 105.7 million (approximately US$ 24.6 million) of receivables factored under a factoring framework agreement with Global Funds IFN S.A. entered into in the first quarter of 2016. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At December 31, 2016, the maturity of our long-term and credit facilities was as follows:

2017	$—
2018	264,368
2019	248,067
2020	—
2021	494,162
2022 and thereafter	—
Total long-debt and credit facilities	1,006,597
Debt issuance costs	(7,388)
Carrying amount of long-debt and credit facilities	$999,209
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2016:

2017	$1,570
2018	1,339
2019	1,003
2020	525
2021	13
2022 and thereafter	—
Total undiscounted payments	4,450
Less: amount representing interest	(137)
Present value of net minimum lease payments	$4,313

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

5.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Program rights:
Acquired program rights, net of amortization	$183,303	$179,632
Less: current portion of acquired program rights	(86,151)	(85,972)
Total non-current acquired program rights	97,152	93,660
Produced program rights – Feature Films:
Released, net of amortization	1,039	1,298
Produced program rights – Television Programs:
Released, net of amortization	54,149	56,125
Completed and not released	2,593	3,500
In production	23,712	13,783
Development and pre-production	711	707
Total produced program rights	82,204	75,413
Total non-current acquired program rights and produced program rights	$179,356	$169,073
6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Third-party customers	$187,937	$176,628
Less: allowance for bad debts and credit notes	(9,598)	(9,201)
Total accounts receivable	$178,339	$167,427
Bad debt expense for the year ended December 31, 2016, 2015 and 2014 was US$ 3.6 million, US$ 2.1 million, and US$ 4.2 million, respectively.
7.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Current:
Prepaid acquired programming	$22,511	$22,761
Other prepaid expenses	5,270	6,941
Deferred tax	—	10,425
VAT recoverable	713	733
Income taxes recoverable	206	249
Other	3,771	2,097
Total other current assets	$32,471	$43,206

	December 31, 2016	December 31, 2015
Non-current:
Capitalized debt costs	$15,018	$27,060
Deferred tax	4,570	124
Other	1,855	3,949
Total other non-current assets	$21,443	$31,133
Capitalized debt costs are being amortized over the term of the related debt instruments using the straight-line method, which approximates the effective interest method.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Land and buildings	$90,988	$92,237
Machinery, fixtures and equipment	202,110	164,503
Other equipment	33,752	32,314
Software	55,542	55,656
Construction in progress	5,316	3,001
Total cost	387,708	347,711
Less: accumulated depreciation	(278,619)	(239,189)
Total net book value	$109,089	$108,522

Assets held under capital leases (included in the above)
Land and buildings	$3,684	$3,805
Machinery, fixtures and equipment	6,338	4,646
Total cost	10,022	8,451
Less: accumulated depreciation	(4,316)	(3,556)
Total net book value	$5,706	$4,895
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was US$ 30.2 million, US$ 27.9 million and US$ 32.8 million, respectively.
The movement in the net book value of property, plant and equipment during the years ended December 31, 2016 and 2015 is comprised of:

	For The Year Ended December 31,
	2016	2015
Opening balance	$108,522	$114,335
Additions	34,371	34,523
Disposals	(88)	(290)
Depreciation	(30,190)	(27,943)
Foreign currency movements	(3,526)	(10,810)
Other	—	(1,293)
Ending balance	$109,089	$108,522
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$59,522	$57,042
Related party accounts payable	192	53
Programming liabilities	29,249	24,901
Related party programming liabilities	18,959	14,583
Duties and other taxes payable	13,446	12,856
Accrued staff costs	20,565	20,709
Accrued interest payable	2,941	914
Related party accrued interest payable (including Guarantee Fees)	9,588	477
Income taxes payable	5,514	249
Other accrued liabilities	1,005	2,921
Total accounts payable and accrued liabilities	$160,981	$134,705

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Current:
Deferred revenue	$5,333	$7,546
Derivative liabilities	477	650
Restructuring provision	—	458
Legal provisions	2,680	1,520
Other	599	274
Total other current liabilities	$9,089	$10,448

	December 31, 2016	December 31, 2015
Non-current:
Deferred tax	$20,335	$25,990
Related party commitment fee payable (1)	9,905	9,240
Related party Guarantee Fee payable (Note 4)	34,492	22,655
Accrued interest	—	977
Related party accrued interest	—	5,304
Other	4,026	1,583
Total other non-current liabilities	$68,758	$65,749

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

11.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2016 and 2015. As at December 31, 2016 and December 31, 2015, the carrying value of the Series B Preferred Shares was US$ 254.9 million and US$ 241.2 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of December 31, 2016, the 200,000 shares of Series B preferred stock were convertible into approximately 105.2 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares was US$ 1,000 per share. The Series B Preferred Shares accrete at an annual rate of 3.75%, compounded quarterly, from and including June 25, 2016 to but excluding June 25, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2016, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the years ended December 31, 2016, 2015 and 2014, we recognized accretion on the Series B Preferred Shares of US$ 13.7 million, US$ 17.3 million and US$ 16.0 million, respectively, with corresponding decreases in additional paid-in capital, net of the effect of foreign exchange.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

12.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2016 and 2015.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2016 and 2015. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2016 and 2015. (see Note 11, "Convertible Redeemable Preferred Shares"). As of December 31, 2016, the 200,000 Series B Preferred Shares were convertible into approximately 105.2 million shares of Class A common stock.
Class A and B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2016 and December 31, 2015. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 143.4 million and 135.8 million shares of Class A common stock outstanding at December 31, 2016 and 2015, respectively, and no shares of Class B common stock outstanding at December 31, 2016 or 2015.
As at December 31, 2016, TW Investor owns 42.8% of the outstanding shares of Class A common stock and has a 47.0% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During 2016, 6,996,955 warrants were exercised resulting in proceeds to us of approximately US$ 7.0 million. As at December 31, 2016, 107,003,045 warrants remain outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.
13.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets, and the effective portion of changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our consolidated statements of operations and comprehensive income / loss. For the years ended December 31, 2016 and 2015 and 2014, we did not recognize any charges related to hedge ineffectiveness.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at December 31, 2016
April 5, 2016	5	Interest rate swap	€468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(1,711)
April 5, 2016	4	Interest rate swap	€250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(284)
November 10, 2015	3	Interest rate swap	€235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,658)
November 14, 2014	2	Interest rate swap	€250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(477)
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2015	$(1,420)
Loss on interest rate swaps	(5,447)
Reclassified to interest expense	2,416
BALANCE December 31, 2016	$(4,451)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
	2016	2015	2014
Currency swaps	$(10,213)	$4,848	$2,311
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at December 31, 2016, we had no forward foreign exchange contracts outstanding.
14.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
	2016	2015	2014
Interest on long-term debt and other financing arrangements	$110,127	$114,730	$104,570
Amortization of capitalized debt issuance costs	9,152	15,484	18,297
Amortization of debt issuance discount	12,945	41,230	19,138
Total interest expense	$132,224	$171,444	$142,005
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 54.0 million, US$ 18.5 million and US$ 76.2 million for years ended December 31, 2016, 2015 and 2014, respectively. In addition, we paid US$ 37.4 million of Guarantee Fees during the year ended December 31, 2016, for which we had the option to pay in kind.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
	2016	2015	2014
Interest income	$592	$440	$294
Foreign currency exchange gain / (loss), net	6,648	(13,481)	(12,767)
Change in fair value of derivatives (Note 13)	(10,213)	4,848	2,311
Other income / (expense), net	486	(17,746)	267
Total other non-operating expense	$(2,487)	$(25,939)	$(9,895)
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
For the years ended December 31, 2016, 2015 and 2014, we recognized charges for stock-based compensation of US$ 3.5 million, US$ 2.4 million and US$ 1.3 million, respectively, presented as a component of selling, general and administrative expenses in our consolidated statements of operations and comprehensive income / loss.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,666,000	$3.53	9.07	$640
Granted	411,392	2.46
Expired	(66,000)	33.66
Outstanding at December 31, 2016	2,011,392	$2.32	8.58	$453
Vested or expected to vest at December 31, 2016	2,011,392	$2.32	8.58	$453
Exercisable at December 31, 2016	400,000	$2.29	8.42	$104
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2016, the maximum life of options that had been issued under the Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The weighted average grant date fair value of stock options granted during 2016 was $1.56 per option.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2016 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2016. This amount changes based on the fair value of our Class A common stock.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The weighted average assumptions used in the Black-Scholes model for grants made in the year ended December 31, 2016 and 2015 were as follows:

	For The Year Ended December 31,
	2016	2015
Risk-free interest rate	1.61%	1.86%
Expected term (years)	6.25	6.25
Expected volatility	69.22%	75.18%
Dividend yield	0%	0%
Weighted-average fair value	$1.56	$1.54
As at December 31, 2016, there was US$ 2.0 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.6 years.
The following table summarizes information about stock option activity during 2016, 2015, and 2014:

	2016		2015		2014
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at January 1	1,666,000	$3.53	155,000	$29.88	390,500	$27.26
Awards granted	411,392	2.46	1,600,000	2.29	—	—
Awards forfeited	—	—	(20,000)	23.12	(114,500)	30.87
Awards expired	(66,000)	33.66	(69,000)	28.23	(121,000)	20.48
Outstanding at December 31	2,011,392	$2.32	1,666,000	$3.53	155,000	$29.88
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
The following table summarizes information about unvested RSUs as at December 31, 2016:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	2,554,597	$2.72
Granted	705,166	2.41
Vested	(626,126)	2.83
Forfeited	(91,012)	2.47
Unvested at December 31, 2016	2,542,625	$2.61
As at December 31, 2016, the intrinsic value of unvested RSUs was US$ 6.5 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2016 was US$ 2.9 million and is expected to be recognized over a weighted-average period of 1.9 years.

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
Loss from continuing operations before income taxes
The Netherlands and non-Netherlands components of loss from continuing operations before income taxes are:

	For The Year Ended December 31,
	2016	2015	2014
Domestic	$(66,226)	$(73,132)	$(117,247)
Foreign	(107,054)	(29,668)	(35,576)
Total	$(173,280)	$(102,800)	$(152,823)
Total tax (provision) / credit for the years ended December 31, 2016, 2015 and 2014 was allocated as follows:

	For The Year Ended December 31,
	2016	2015	2014
Income tax (provision) / credit from continuing operations	$(7,317)	$515	$1,358
Income tax credit from discontinued operations	—	91	1,987
Total (provision) / tax credit	$(7,317)	$606	$3,345
Provision / Credit for Income Taxes
The Netherlands and non-Netherlands components of the provision / credit for income taxes from continuing operations consist of:

	For The Year Ended December 31,
	2016	2015	2014
Current income tax provision:
Domestic	$—	$—	$—
Foreign	(5,261)	(550)	(558)
	(5,261)	(550)	(558)
Deferred tax (provision) / credit:
Domestic	—	—	—
Foreign	(2,056)	1,065	1,916
	(2,056)	1,065	1,916
(Provision) / credit for income taxes	$(7,317)	$515	$1,358
In 2016, 2015 and 2014, the net (provision) / credit for income taxes is less than the (provision) / credit computed at statutory tax rates primarily due to losses on which no tax benefit has been received.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the (provision) / credit for income taxes included in the accompanying Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2016, 2015 and 2014:

	For The Year Ended December 31,
	2016	2015	2014
Income taxes at Netherlands rates (25%)	$43,310	$25,689	$38,193
Jurisdictional differences in tax rates	(43,049)	(17,462)	(12,965)
Unrecognized tax benefits	(925)	—	—
Losses expired	(1,847)	(4,009)	(4,899)
Change in valuation allowance	(5,863)	3,614	(7,012)
Non-deductible expenses	(395)	(1,859)	(5,624)
Other	1,452	(5,458)	(6,335)
(Provision) / credit for income taxes	$(7,317)	$515	$1,358
In 2016, 2015 and 2014, the jurisdictional rate difference mainly arises as a result of a loss in Bermuda where there is no income tax.
Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Assets:
Tax benefit of loss carry-forwards and other tax credits	$112,585	$111,526
Programming rights	2,935	4,052
Property, plant and equipment	3,427	4,427
Accrued expenses	4,699	4,544
Other	1,623	1,718
Gross deferred tax assets	125,269	126,267
Valuation allowance	(110,920)	(109,481)
Net deferred tax assets	$14,349	$16,786

Liabilities:
Broadcast licenses, trademarks and customer relationships	$22,704	$24,897
Property, plant and equipment	142	173
Programming rights	7,182	7,082
Other	86	75
Total deferred tax liabilities	30,114	32,227
Net deferred income tax liability	$15,765	$15,441

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2016	December 31, 2015
Net current deferred tax assets (1)	$—	$10,425
Net non-current deferred tax assets	4,570	124
	4,570	10,549

Net current deferred tax liabilities (1)	—	—
Net non-current deferred tax liabilities	20,335	25,990
	20,335	25,990

Net deferred income tax liability	$15,765	$15,441

(1)
Reflects the prospective adoption in 2016 of accounting guidance requiring that deferred tax balances be classified as non-current in our consolidated balance sheets. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies".

We provided a valuation allowance against potential deferred tax assets of US$ 110.9 million and US$ 109.5 million as at December 31, 2016 and 2015, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized. During 2016, valuation allowances of US$ 2.7 million and US$ 7.1 million were released in Bulgaria and the Slovak Republic, respectively, following a period of consistent profitability which resulted in a net credit to the income statement of US$ 7.4 million.
During 2016, we had the following movements on valuation allowances:

Balance at December 31, 2015	$109,481
Created during the period	15,738
Utilized	(2,519)
Released due to changes in future profitability	(7,356)
Foreign exchange	(4,674)
Other	250
Balance at December 31, 2016	$110,920
As of December 31, 2016 we had operating loss carry-forwards that will expire in the following periods:

	2017	2018	2019	2020	2021-36	Indefinite
Bulgaria	$—	$—	$—	$6,182	$—	$—
Czech Republic	559	3	—	—	—	—
The Netherlands	27,190	25,832	57,430	46,427	268,060	—
Slovak Republic	5,749	—	—	—	—	—
Slovenia	—	—	—	—	—	21,898
United Kingdom	—	—	—	—	—	1,395
Total	$33,498	$25,835	$57,430	$52,609	$268,060	$23,293
The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.
We have provided valuation allowances against most of the above loss carry-forwards. However, valuation allowances have not been provided against the loss carry-forwards in our main operating company in Bulgaria and in the Slovak Republic on the basis of future reversals of existing taxable temporary differences and taxable income from future trading. The tax benefits associated with the tax losses in the United Kingdom were recognized following the adoption of the FASB guidance simplifying accounting for share-based payment transactions. However, a valuation allowance was also recognized due to a lack of foreseeable future UK income.
As at December 31, 2016 and 2015, we had no undistributed earnings in subsidiaries giving rise to a temporary difference.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2013	$108
Decreases resulting from the expiry of the statute of limitations	(51)
Other	(4)
Balance at December 31, 2014	53
Decreases resulting from the expiry of the statute of limitations	(53)
Balance at December 31, 2015	—
Increases for tax positions taken during a prior period	766
Increases for tax positions taken during the current period	159
Balance at December 31, 2016	$925
We do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.
Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions. As at December 31, 2016, our subsidiaries are generally no longer subject to income tax examinations for years before:

Tax Jurisdiction	Year
Bulgaria	2010
Croatia	2012
Czech Republic	2011
The Netherlands	2014
Romania	2014
Slovak Republic	2010
Slovenia	2008
United Kingdom	2015
We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss. There were no significant interest or penalties accrued in the years ended December 31, 2016, 2015 and 2014.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The components of basic and diluted earnings per share are as follows:

	For The Year Ended December 31,
	2016	2015	2014
Loss from continuing operations	$(180,597)	$(102,285)	$(151,465)
Net loss attributable to noncontrolling interests	306	671	4,468
Less: preferred dividend paid in kind (Note 11)	(13,701)	(17,272)	(16,036)
Loss from continuing operations available to common shareholders, net of noncontrolling interest	(193,992)	(118,886)	(163,033)
Loss from discontinued operations, net of tax	—	(13,287)	(80,431)
Net loss attributable to CME Ltd. available to common shareholders - Basic	$(193,992)	$(132,173)	$(243,464)

Effect of dilutive securities
Preferred dividend paid in kind	—	—	—
Net loss attributable to CME Ltd. available to common shareholders - Diluted	$(193,992)	$(132,173)	$(243,464)

Weighted average outstanding shares of common stock - Basic (1)	151,017	146,866	146,509
Dilutive effect of employee stock options and RSUs	—	—	—
Weighted average outstanding shares of common stock - Diluted	151,017	146,866	146,509

Net loss per share:
Continuing operations attributable to CME Ltd. - Basic and diluted	$(1.28)	$(0.81)	$(1.11)
Discontinued operations attributable to CME Ltd. - Basic and diluted	—	(0.09)	(0.55)
Net loss attributable to CME Ltd. - Basic and diluted	(1.28)	(0.90)	(1.66)

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

At December 31, 2016, 108,396,778 (December 31, 2015: 3,221,575) warrants, stock options, RSUs and shares underlying the Series B Preferred Shares were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the years ended December 31, 2016, 2015 and 2014 for consolidated statements of operations and comprehensive income / loss data and consolidated statements of cash flow data; and as at December 31, 2016 and 2015 for consolidated balance sheet data.

Net revenues:	For The Year Ended December 31,
	2016	2015	2014
Bulgaria	$72,651	$73,090	$87,078
Croatia	55,607	55,912	62,026
Czech Republic	190,372	182,636	202,779
Romania	172,951	157,578	178,614
Slovak Republic	90,549	84,434	90,556
Slovenia	56,912	54,233	61,370
Intersegment revenues (1)	(1,029)	(2,042)	(1,630)
Total net revenues	$638,013	$605,841	$680,793

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For The Year Ended December 31,
	2016	2015	2014
Bulgaria	$12,242	$15,479	$9,367
Croatia	8,578	7,880	7,835
Czech Republic	77,018	71,697	61,964
Romania	62,016	41,176	37,259
Slovak Republic	15,947	10,585	4,586
Slovenia	4,801	6,057	5,331
Elimination	2	(229)	(16)
Total operating segments	180,604	152,645	126,326
Corporate	(30,555)	(29,830)	(30,880)
Total OIBDA	$150,049	$122,815	95,446
Depreciation of property, plant and equipment	(30,190)	(27,943)	(32,836)
Amortization of intangibles	(8,270)	(12,271)	(12,348)
Other items (1)	—	11,982	(11,982)
Operating income	111,589	94,583	38,280
Interest expense (Note 14)	(132,224)	(171,444)	(142,005)
Loss on extinguishment of debt (Note 4)	(150,158)	—	(39,203)
Non-operating expense, net (Note 15)	(2,487)	(25,939)	(9,895)
Loss before tax	$(173,280)	$(102,800)	$(152,823)

(1)	Other items consists solely of the charges related to tax audits of our Romanian operations, which were accrued in the fourth quarter of 2014 and fully released in the third quarter of 2015.

Total assets (1):	December 31, 2016	December 31, 2015
Bulgaria	$130,873	$134,418
Croatia	49,135	52,306
Czech Republic	700,190	746,269
Romania	266,132	261,984
Slovak Republic	131,220	121,122
Slovenia	72,381	70,911
Total operating segments	1,349,931	1,387,010
Corporate	40,786	53,407
Total assets	$1,390,717	$1,440,417

(1)	Segment assets exclude any intercompany balances.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Capital Expenditures:	For The Year Ended December 31,
	2016	2015	2014
Bulgaria	$3,304	$3,517	$2,627
Croatia	2,593	3,215	2,701
Czech Republic	8,043	10,982	9,139
Romania	6,863	5,794	4,686
Slovak Republic	1,693	2,921	2,240
Slovenia	4,128	3,197	3,502
Total operating segments	26,624	29,626	24,895
Corporate	2,943	3,891	3,790
Total capital expenditures	$29,567	$33,517	$28,685

Long-lived assets (1):	December 31, 2016	December 31, 2015
Bulgaria	$6,280	$5,602
Croatia	5,832	5,497
Czech Republic	39,529	39,907
Romania	22,796	20,873
Slovak Republic	15,326	15,606
Slovenia	14,177	15,082
Total operating segments	103,940	102,567
Corporate	5,149	5,955
Total long-lived assets	$109,089	$108,522

(1)	Reflects property, plant and equipment.

Revenue by type:	For The Year Ended December 31,
	2016	2015	2014
Television advertising	$532,600	$505,498	$565,601
Carriage fees and subscriptions	78,606	73,058	80,487
Other	26,807	27,285	34,705
Total net revenues	$638,013	$605,841	$680,793
We do not rely on any single major customer or group of major customers.
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2016, we had total commitments of US$ 128.2 million (December 31, 2015: US$ 144.9 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of amounts to be recharged to third parties) and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2017	$43,462	$17,545	$3,374	$609
2018	34,889	5,157	2,077	—
2019	32,074	10,851	923	—
2020	14,003	356	476	—
2021	1,503	322	327	—
2022 and thereafter	2,281	44	1,433	—
Total	$128,212	$34,275	$8,610	$609
For the years ended December 31, 2016, 2015 and 2014, we incurred aggregate rent expense on all facilities of US$ 9.4 million, US$ 7.8 million and US$ 10.0 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

b)    Factoring of Trade Receivables
CET 21 has a CZK 735.0 million (approximately US$ 28.7 million) factoring framework agreement with FCS. Under this facility up to CZK 735.0 million (approximately US$ 28.7 million) may be factored on a recourse or non-recourse basis. As at December 31, 2016, there were CZK 462.9 million (approximately US$ 18.1 million) (December 31, 2015: CZK 478.9 million, approximately US$ 18.7 million based on December 31, 2016 rates), of receivables subject to the factoring framework agreement.
In the first quarter of 2016, Pro TV entered into a RON 109.0 million (approximately US$ 25.3 million) factoring framework agreement with Global Funds IFN S.A. Under this facility up to RON 109.0 million (approximately US$ 25.3 million) may be factored on a non-recourse basis. As at December 31, 2016, there were RON 105.7 million (approximately US$ 24.6 million) of receivables subject to the factoring framework agreement.
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
In late November and December 2016, CME’s Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26.0 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system at the Bratislava court, the three cases dealing with the other notes have all been assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims. We are currently unable to estimate for what amount, if any, we may be liable if the plaintiff is ultimately successful in pursuing their claims.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 47.0% voting interest in CME Ltd. as at December 31, 2016, as material related party transactions.
Time Warner

	For The Year Ended December 31,
	2016	2015	2014
Net revenues	$—	$198	$59
Cost of revenues	25,445	32,497	20,713
Interest expense	108,205	127,970	61,887

	December 31, 2016	December 31, 2015
Programming liabilities	$18,959	$14,583
Other accounts payable and accrued liabilities	192	53
Long-term debt and other financing arrangements	—	324,979
Accrued interest payable (1)	9,588	5,781
Other non-current liabilities (2)	44,397	31,895

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".
See Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

22.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2016 and 2015 is as follows:

	For the Year Ended December 31, 2016
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$129,000	$175,206	$126,706	$207,101
Cost of revenues	97,777	104,962	91,141	119,946
Operating income	7,763	43,891	8,384	51,551
(Loss) / income from continuing operations	(40,694)	(141,249)	(19,823)	21,169
Net (loss) / income	(40,694)	(141,249)	(19,823)	21,169
Net (loss) / income attributable to CME Ltd.	(40,435)	(141,317)	(19,627)	21,088

Net (loss) / income per share:
Basic EPS	$(0.31)	$(0.98)	$(0.14)	$0.07
Effect of dilutive securities	—	—	—	(0.01)
Diluted EPS	$(0.31)	$(0.98)	$(0.14)	$0.06

	For the Year Ended December 31, 2015
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$126,133	$166,834	$117,322	$195,552
Cost of revenues	98,828	101,229	85,832	116,654
Operating (loss) / income	(17,239)	36,441	28,853	46,528
(Loss) / income from continuing operations	(70,243)	(11,669)	(21,510)	1,137
(Loss) / income from discontinued operations, net of tax	(3,288)	2,684	(265)	(12,418)
Net loss	(73,531)	(8,985)	(21,775)	(11,281)
Net loss attributable to CME Ltd.	(73,274)	(8,678)	(21,522)	(11,427)

Net loss per share:
Basic EPS	$(0.53)	$(0.09)	$(0.18)	$(0.11)
Effect of dilutive securities	—	—	—	—
Diluted EPS	$(0.53)	$(0.09)	$(0.18)	$(0.11)
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
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2016 and concluded that our disclosure controls and procedures were effective as of that date.

Index

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2016, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited Central European Media Enterprises Ltd.’s (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organisations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Central European Media Enterprises Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorisations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorised acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Central European Media Enterprises Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Central European Media Enterprises Ltd. and our report dated February 9, 2017 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
London, United Kingdom
February 9, 2017

Index

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2017 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2017 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	2,011,392	$2.32	(1)
Restricted stock units	2,542,625	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,554,017	$2.32	3,269,084

(1)	There were 3,269,084 shares available for issuance under CME’s 2015 Stock Incentive Plan at December 31, 2016 after reflecting both stock options and restricted stock units in column (a).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2017 Annual General Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2017 Annual General Meeting of Shareholders.

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Reports of Independent Registered Public Accounting Firms;

•	Consolidated Balance Sheets as of December 31, 2016 and 2015;

•	Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and

•	Notes to Consolidated Financial Statements.
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

4.03*
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

4.05*	Form of Warrant for Unit Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 5, 2014).

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

4.08*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

4.09*
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

10.05*+
Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.06*+
Form of Restricted Stock Unit Award Agreement (Directors’ Version) (for use from June 2015) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.07*+
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

10.09*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (2015 Plan, for use from March 2016) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.10+	Form of Employee Non-Qualified Stock Option Agreement (co-CEOs version, 2015 Plan, for use from June 2015).

10.11+	Form of Restricted Stock Unit Award Agreement (time-based vesting) (co-CEOs version, 2015 Plan, for use from March 2016).

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

10.28*
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

10.30*
Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.31*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of November 14, 2014, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.32*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.33*
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

Index

Exhibit Number	Description
10.34*
Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.35*
Pledge Agreement on Shares in Central European Media Enterprises N.V. dated February 19, 2016 among Central European Media Enterprises Ltd., as pledgor, Time Warner Inc., as pledgee, and Central European Media Enterprises N.V. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.36*
Deed of Pledge of Shares (CME Media Enterprises B.V.) dated February 19, 2016 among Central European Media Enterprises N.V., as pledgor, Time Warner Inc. as pledgee, and CME Media Enterprises B.V. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.37*
Deed of Amendment dated February 19, 2016 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.38*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.39*+
Amended and Restated Contract of Employment between CME Media Services Limited and Michael Del Nin, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K filed on July 1, 2016).

10.40*+
Amended and Restated Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 8-K filed on July 1, 2016).

10.41*+
Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated July 27, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.42*+
Amendment to Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated June 5, 2014 (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.43*+
Amendment to Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, as amended, dated March 10, 2015 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2014).

10.44*+
Contract of Employment between CME Media Services Limited and Daniel Penn, dated February 20, 2012 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2011).

10.45*+
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

21.01	List of subsidiaries.

23.01	Consent of Ernst & Young LLP.

23.02	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 9, 2017.

Index

Exhibit Number	Description

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Central European Media Enterprises Ltd.
Date:	February 9, 2017	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 9, 2017
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	February 9, 2017
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 9, 2017
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	February 9, 2017
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 9, 2017
Paul T. Cappuccio

*	Director	February 9, 2017
Iris Knobloch

*	Director	February 9, 2017
Charles R. Frank

*	Director	February 9, 2017
Alfred W. Langer

*	Director	February 9, 2017
Bruce Maggin

Index

Signature	Title	Date
*	Director	February 9, 2017
Parm Sandhu

*	Director	February 9, 2017
Doug Shapiro

*	Director	February 9, 2017
Kelli Turner

*	Director	February 9, 2017
Gerhard Zeiler

*	By:	/s/ David Sturgeon
David Sturgeon
Attorney-in-fact **

**	By authority of the power of attorney filed herewith

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2013	$14,789	$133,018
Charged to costs and expenses	4,238	7,012
Deductions (1)	(6,303)	—
Foreign exchange	(1,989)	(15,767)
BALANCE December 31, 2014	10,735	124,263
Charged to costs and expenses	2,071	(3,614)
Deductions (1)	(2,402)	—
Foreign exchange	(1,203)	(11,168)
BALANCE December 31, 2015	9,201	109,481
Charged to costs and expenses	3,631	5,863
Deductions (1)	(2,923)	250
Foreign exchange	(311)	(4,674)
BALANCE December 31, 2016	$9,598	$110,920

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1