Form 10-Q
period 2017-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2017-04-26
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 21, 2017
Class A Common Stock, par value $0.08	144,421,232

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2017

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$90,959	$43,459
Accounts receivable, net (Note 6)	149,145	178,339
Program rights, net (Note 5)	87,145	86,151
Other current assets (Note 7)	30,725	32,471
Total current assets	357,974	340,420
Non-current assets
Property, plant and equipment, net (Note 8)	108,977	109,089
Program rights, net (Note 5)	184,363	179,356
Goodwill (Note 3)	610,282	602,069
Other intangible assets, net (Note 3)	138,114	138,340
Other non-current assets (Note 7)	20,570	21,443
Total non-current assets	1,062,306	1,050,297
Total assets	$1,420,280	$1,390,717

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$163,699	$160,981
Current portion of long-term debt and other financing arrangements (Note 4)	1,576	1,494
Other current liabilities (Note 10)	29,145	9,089
Total current liabilities	194,420	171,564
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,016,728	1,002,028
Other non-current liabilities (Note 10)	67,612	68,758
Total non-current liabilities	1,084,340	1,070,786
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2016 - 200,000) (Note 12)	257,256	254,899
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2016 – one)	—	—
144,181,567 shares of Class A Common Stock of $0.08 each (December 31, 2016 – 143,449,913)	11,534	11,476
Nil shares of Class B Common Stock of $0.08 each (December 31, 2016 – nil)	—	—
Additional paid-in capital	1,908,926	1,910,244
Accumulated deficit	(1,796,601)	(1,785,536)
Accumulated other comprehensive loss	(240,566)	(243,988)
Total CME Ltd. shareholders’ deficit	(116,707)	(107,804)
Noncontrolling interests	971	1,272
Total deficit	(115,736)	(106,532)
Total liabilities and equity	$1,420,280	$1,390,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net revenues	$135,002	$129,000
Operating expenses:
Content costs	73,402	71,978
Other operating costs	14,556	16,454
Depreciation of property, plant and equipment	7,759	7,285
Amortization of broadcast licenses and other intangibles	2,109	2,060
Cost of revenues	97,826	97,777
Selling, general and administrative expenses	24,908	23,460
Operating income	12,268	7,763
Interest expense (Note 14)	(23,755)	(49,154)
Non-operating income, net (Note 15)	2,325	1,416
Loss before tax	(9,162)	(39,975)
Provision for income taxes	(2,112)	(719)
Net loss	(11,274)	(40,694)
Net loss attributable to noncontrolling interests	209	259
Net loss attributable to CME Ltd.	$(11,065)	$(40,435)

Net loss	$(11,274)	$(40,694)
Other comprehensive income
Currency translation adjustment	2,072	19,058
Gain / (loss) on derivative instruments (Note 11)	1,258	(1,248)
Total other comprehensive income	3,330	17,810
Comprehensive loss	(7,944)	(22,884)
Comprehensive loss attributable to noncontrolling interests	301	573
Comprehensive loss attributable to CME Ltd.	$(7,643)	$(22,311)

PER SHARE DATA (Note 17):
Net loss per share:
Net loss attributable to CME Ltd. — basic and diluted	$(0.09)	$(0.31)

Weighted average common shares used in computing per share amounts (000’s):
Basic and diluted	154,795	147,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	796	—	—	—	796
Exercise of warrants (Note 13)	—	—	301,308	24	—	—	277	—	—	—	301
Share issuance, stock-based compensation	—	—	430,346	34	—	—	(34)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(2,357)	—	—	—	(2,357)
Net loss	—	—	—	—	—	—	—	(11,065)	—	(209)	(11,274)
Gain on derivative instruments	—	—	—	—	—	—	—	—	1,258	—	1,258
Currency translation adjustment	—	—	—	—	—	—	—	—	2,164	(92)	2,072
BALANCE March 31, 2017	1	$—	144,181,567	$11,534	—	$—	$1,908,926	$(1,796,601)	$(240,566)	$971	$(115,736)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,274)	$(40,694)
Adjustments to reconcile net loss to net cash generated from continuing operating activities:
Amortization of program rights	73,402	71,978
Depreciation and other amortization	11,302	25,847
(Gain) / loss on disposal of fixed assets	(32)	32
Deferred income taxes	(793)	904
Stock-based compensation (Note 16)	796	838
Change in fair value of derivatives	(265)	13,868
Foreign currency exchange gain, net	(2,100)	(15,438)
Changes in assets and liabilities:
Accounts receivable, net	31,831	30,904
Accounts payable and accrued liabilities	(13,770)	(15,132)
Program rights	(67,362)	(69,956)
Other assets and liabilities	(105)	(1,582)
Accrued interest	16,970	19,830
Income taxes payable	(241)	(245)
Deferred revenue	20,274	20,121
VAT and other taxes payable	(3,681)	(1,617)
Net cash generated from continuing operating activities	$54,952	$39,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(7,707)	$(6,076)
Disposal of property, plant and equipment	106	—
Net cash used in continuing investing activities	$(7,601)	$(6,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt transaction costs	$—	$(341)
Payment of credit facilities and capital leases	(394)	(341)
Proceeds from exercise of warrants	301	—
Net cash used in continuing financing activities	$(93)	$(682)

Net cash provided by discontinued operations - investing activities	160	328
Impact of exchange rate fluctuations on cash and cash equivalents	82	3,512
Net increase in cash and cash equivalents	$47,500	$36,740
CASH AND CASH EQUIVALENTS, beginning of period	43,459	61,679
CASH AND CASH EQUIVALENTS, end of period	$90,959	$98,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$4,948	$2,640
Cash paid for Guarantee Fees that may be paid in kind	—	10,000
Cash paid for income taxes, net of refunds	2,390	46

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$2,357	$4,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments; Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 18, "Segment Data" for financial information by segment.
We are the market-leading broadcasters in each of our operating counties with a combined portfolio of 36 television channels. Each of our broadcast operations develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) and IPTV operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY. We own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Croatia
We operate one general entertainment channel, NOVA TV (Croatia), and three other channels, DOMA (Croatia), NOVA WORLD and MINI TV.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA 2 , NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.
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
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which we operate. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars; all references to “BGN” are to Bulgarian leva; all references to “HRK” are to Croatian kuna; all references to “CZK” are to Czech koruna; all references to “RON” are to the New Romanian lei; and all references to “Euro” or “EUR” are to the European Union Euro.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on February 9, 2017. Our significant accounting policies have not changed since December 31, 2016, except as noted below.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2017 we adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which is intended to improve the accounting for the income tax consequences of intercompany transfers of assets other than inventory. The guidance requires an entity to recognize the income tax consequences of such transfers in the period in which the transfer occurs, rather than defer recognition of current and deferred income taxes for the transfer until the asset is sold to a third party. The early adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning January 1, 2018. While we are still in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements, we currently do not expect the impact of this new guidance to be material.
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset, with an available exception for leases shorter than twelve months. The guidance is effective for our fiscal year beginning January 1, 2019. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.
In August 2016, the FASB issued guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to us, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. The guidance requires a retrospective transition method and is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We expect to adopt this guidance as of January 1, 2018. Upon adoption, our net cash flows generated from / used in continuing operating activities will decrease by US$ 110.7 million for the year ended December 31, 2016 with a corresponding increase in net cash used in / provided by continuing financing activities.
In January 2017, the FASB issued guidance which is intended to simplify goodwill impairment testing by eliminating Step 2, and instead recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The guidance also eliminates the requirement to perform a qualitative analysis for reporting units with a negative carrying value. The guidance is effective for annual and interim impairment tests after January 1, 2020, with early adoption permitted for interim and annual impairment tests performed from January 1, 2017. We are currently in the process of determining when we will adopt the guidance.
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2017 and December 31, 2016 was as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2016	$171,389	$10,988	$744,483	$82,786	$46,089	$19,400	$1,075,135
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2016	26,750	534	456,938	71,758	46,089	—	602,069
Foreign currency	380	22	6,455	698	658	—	8,213
Balance, March 31, 2017	27,130	556	463,393	72,456	46,747	—	610,282
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, March 31, 2017	$171,769	$11,010	$750,938	$83,484	$46,747	$19,400	$1,083,348

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other intangible assets:
Changes in the net book value of our other intangible assets as at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$81,396	$—	$81,396	$80,324	$—	$80,324
Amortized:
Broadcast licenses	188,313	(133,905)	54,408	185,686	(130,325)	55,361
Trademarks	598	(598)	—	591	(591)	—
Customer relationships	52,015	(49,895)	2,120	51,338	(48,997)	2,341
Other	1,544	(1,354)	190	1,522	(1,208)	314
Total	$323,866	$(185,752)	$138,114	$319,461	$(181,121)	$138,340
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2017	December 31, 2016
Long-term debt	$1,013,944	$999,209
Other credit facilities and capital leases	4,360	4,313
Total long-term debt and other financing arrangements	1,018,304	1,003,522
Less: current maturities	(1,576)	(1,494)
Total non-current long-term debt and other financing arrangements	$1,016,728	$1,002,028
Financing Transactions
In March 2017, we reduced our average borrowing costs across all of our long-term debt by 150 basis points. Pursuant to an amendment to the Reimbursement Agreement (as defined below) with Time Warner inc. ("Time Warner"), as guarantor of our obligations under the Euro Term Loans, the grid pricing structure on the all-in rate that initially applied only to the 2021 Euro Term Loan (as defined below) was extended to the 2018 Euro Term Loan (as defined below) and the 2019 Euro Term Loan (as defined below), with a reduction in the pricing under the grid for each of the Euro Term Loans resulting in an all-in rate ranging from 8.5% if our net leverage is greater than or equal to seven times to 5.0% if our net leverage is less than five times. As with the 2021 Euro Term Loan, we are now required to pay the first 5.0% of the all-in rate (including the base rate and the rate paid pursuant to customary hedging arrangements) on the 2018 Euro Term Loan and the 2019 Euro Term Loan in cash and the remainder may be paid in cash or in kind, at our option. In addition, we can achieve a further 50 basis point reduction in the all-in rate if we reduce our long-term debt to less than EUR 815.0 million, subject to certain adjustments in respect of specified debt repayments, on or prior to September 30, 2018. As a result of this amendment to the Reimbursement Agreement, our cost of borrowing across all of our long-term debt will automatically decrease upon the achievement of certain net leverage ratios. For details, see the table below under the heading "Reimbursement Agreement and Guarantee Fees".
Overview
Total long-term debt and credit facilities comprised the following at March 31, 2017:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$268,130	$(555)	$267,575
2019 Euro Term Loan	251,597	(437)	251,160
2021 Euro Term Loan	501,194	(5,985)	495,209
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,020,921	$(6,977)	$1,013,944

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-term Debt
Our long-term debt comprised the following at March 31, 2017 and December 31, 2016:

	Carrying Amount		Fair Value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
2018 Euro Term Loan	$267,575	$263,734	$250,805	$233,297
2019 Euro Term Loan	251,160	247,594	224,034	203,314
2021 Euro Term Loan	495,209	487,881	416,617	369,738
	$1,013,944	$999,209	$891,456	$806,349
2018 Euro Term Loan
As at March 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 268.1 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at March 31, 2017, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 7.25% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair values of the 2018 Euro Term Loan as at March 31, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.
2019 Euro Term Loan
As at March 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 251.6 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at March 31, 2017, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 7.25% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
The fair values of the 2019 Euro Term Loan as at March 31, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at March 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 501.2 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at March 31, 2017, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 7.25% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The fair values of the 2021 Euro Term Loan as at March 31, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2021 Euro Term Loan, and as such are not required to be accounted for separately.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner which provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility (described below).
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis and on our consolidated net leverage (as defined in the Reimbursement Agreement) as shown in the table below:

Consolidated Net Leverage				Cash Rate (1)	PIK Fee Rate	Total Rate
≥	7.0x			5.00%	3.50%	8.50%
<	7.0x	-	6.0x	5.00%	2.25%	7.25%
<	6.0x	-	5.0x	5.00%	1.00%	6.00%
<	5.0x			5.00%	—%	5.00%

(1)	Includes cash paid for interest for the Euro Term Loans and the related customary hedging arrangements.
Our consolidated net leverage as at March 31, 2017 and December 31, 2016 was 6.3x and 6.9x, respectively. For the three months ended March 31, 2017 and 2016, we recognized US$ 16.4 million and US$ 9.1 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2018 Euro Term Loan and the 2019 Euro Term Loan are payable semi-annually in arrears on each May 1 and November 1, in cash or in kind (by adding such semi-annual Guarantee Fees to any such amount then outstanding). The Guarantee Fees relating to the 2021 Euro Term Loan are payable semi-annually in arrears on each June 1 and December 1. The first 5.0% of the all-in rate for each facility (including the base rate and the rate paid pursuant to the hedging arrangements) must be paid in cash and the remainder is payable at our election in cash or in kind.
The Guarantee Fees paid in kind are presented as a component of other non-current liabilities (see Note 10, "Other Liabilities") and bear interest per annum at their respective Guarantee Fee rate (as set forth in the table below). Guarantee Fees paid in cash are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%		0.21%	(1)	5.54%	7.25%
2019 Euro Term Loan	1.50%		0.31%		5.44%	7.25%
2021 Euro Term Loan	1.50%		0.28%		5.47%	7.25%
2021 Revolving Credit Facility (2)	9.15%	(3)	—%		—%	9.15%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the guarantee fee rate, such that the all-in borrowing rate remains 7.25% if our net leverage ratio remains unchanged.

(2)	As at March 31, 2017, the aggregate principal amount available under the 2021 Revolving Credit Facility was undrawn.

(3)	Based on the three month LIBOR of 1.15% as at March 31, 2017.
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn, as at March 31, 2017. The aggregate principal amount available decreases to US$ 50.0 million with effect from January 1, 2018.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 7.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 8.0%, with the first 5.0% payable in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount outstanding under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% (if our net leverage is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The maturity date of the 2021 Revolving Credit Facility is February 19, 2021. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
The 2021 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The 2021 Revolving Credit Facility agreement contains limitations on our ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The agreement also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults.
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Credit facilities (1) – (3)	$—	$—
Capital leases	4,360	4,313
Total credit facilities and capital leases	4,360	4,313
Less: current maturities	(1,576)	(1,494)
Total non-current credit facilities and capital leases	$2,784	$2,819

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances deposited with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2017, we had deposits of US$ 28.7 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2016, we had deposits of US$ 16.4 million in and no drawings on the BMG cash pool.

(2)
As at March 31, 2017 and December 31, 2016, there were no drawings outstanding under a CZK 675.0 million (approximately US$ 26.7 million) factoring framework agreement with Factoring České spořitelny, a.s. Under this facility, up to CZK 675.0 million (approximately US$ 26.7 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

(3)
As at March 31, 2017 and December 31, 2016, there were RON 156.3 million (approximately US$ 36.7 million) and RON 105.7 million (approximately US$ 24.6 million), respectively, of receivables factored under a factoring framework agreement with Global Funds IFN S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group
At March 31, 2017, the maturity of our long-term debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2017	$—
2018	268,130
2019	251,597
2020	—
2021	501,194
2022 and thereafter	—
Total long-term debt and credit facilities	1,020,921
Debt issuance costs	(6,977)
Carrying amount of long-term debt and credit facilities	$1,013,944
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2017:

2017	$1,274
2018	1,437
2019	1,114
2020	636
2021	31
2022 and thereafter	—
Total undiscounted payments	4,492
Less: amount representing interest	(132)
Present value of net minimum lease payments	$4,360
5.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Program rights:
Acquired program rights, net of amortization	$186,727	$183,303
Less: current portion of acquired program rights	(87,145)	(86,151)
Total non-current acquired program rights	99,582	97,152
Produced program rights – Feature Films:
Released, net of amortization	1,014	1,039
Produced program rights – Television Programs:
Released, net of amortization	56,865	54,149
Completed and not released	3,576	2,593
In production	22,404	23,712
Development and pre-production	922	711
Total produced program rights	84,781	82,204
Total non-current acquired program rights and produced program rights	$184,363	$179,356

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Unrelated customers	$157,728	$187,937
Less: allowance for bad debts and credit notes	(8,583)	(9,598)
Total accounts receivable	$149,145	$178,339
7.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Current:
Prepaid acquired programming	$18,436	$22,511
Other prepaid expenses	6,905	5,270
VAT recoverable	1,655	713
Income taxes recoverable	209	206
Other	3,520	3,771
Total other current assets	$30,725	$32,471

	March 31, 2017	December 31, 2016
Non-current:
Capitalized debt costs	$14,310	$15,018
Deferred tax	5,101	4,570
Other	1,159	1,855
Total other non-current assets	$20,570	$21,443
Capitalized debt costs are being amortized over the term of the 2021 Revolving Credit Facility using the straight-line method.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Land and buildings	$92,469	$90,988
Machinery, fixtures and equipment	210,198	202,110
Other equipment	34,566	33,752
Software licenses	57,160	55,542
Construction in progress	4,988	5,316
Total cost	399,381	387,708
Less: accumulated depreciation	(290,404)	(278,619)
Total net book value	$108,977	$109,089

Assets held under capital leases (included in the above)
Land and buildings	$3,737	$3,684
Machinery, fixtures and equipment	6,712	6,338
Total cost	10,449	10,022
Less: accumulated depreciation	(4,802)	(4,316)
Total net book value	$5,647	$5,706

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2017 and 2016 was comprised of:

	For the Three Months Ended March 31,
	2017	2016
Opening balance	$109,089	$108,522
Additions	6,123	5,536
Disposals	(74)	(50)
Depreciation	(7,759)	(7,285)
Foreign currency movements	1,598	5,025
Ending balance	$108,977	$111,748
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$53,568	$59,522
Related party accounts payable	173	192
Programming liabilities	29,939	29,249
Related party programming liabilities	18,522	18,959
Duties and other taxes payable	10,879	13,446
Accrued staff costs	14,513	20,565
Accrued interest payable	2,860	2,941
Related party accrued interest payable (including Guarantee Fees)	26,499	9,588
Income taxes payable	5,346	5,514
Other accrued liabilities	1,400	1,005
Total accounts payable and accrued liabilities	$163,699	$160,981
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Current:
Deferred revenue	$25,798	$5,333
Legal provision	2,817	2,680
Other	530	1,076
Total other current liabilities	$29,145	$9,089

	March 31, 2017	December 31, 2016
Non-current:
Deferred tax	$20,278	$20,335
Related party Commitment Fee payable (1)	9,905	9,905
Related party Guarantee Fee payable (Note 4)	34,492	34,492
Other	2,937	4,026
Total other non-current liabilities	$67,612	$68,758

(1)
Represents the commitment fee (the "Commitment Fee") payable to Time Warner, including accrued interest, in respect of its obligation under a commitment letter dated November 14, 2014 between Time Warner and us whereby Time Warner agreed to provide or assist with arranging a loan facility to repay our 5.0% senior convertible notes at maturity in November 2015. The Commitment Fee is payable by November 1, 2019, the maturity date of the 2019 Euro Term Loan, or earlier if the repayment of the 2019 Euro Term Loan is accelerated. The Commitment Fee bears interest at 8.5% per annum and such interest is payable in arrears on each May 1 and November 1, and may be paid in cash or in kind, at our election.

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
Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of our Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets as other current and other non-current liabilities based on their maturity, and the effective portion of the changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our condensed consolidated statements of operations and comprehensive income / loss. For the three months ended March 31, 2017 and 2016, we did not recognize any charges related to hedge ineffectiveness.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at March 31, 2017
April 5, 2016	5	Interest rate swap	€468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(893,887)
April 5, 2016	4	Interest rate swap	€250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(282,719)
November 10, 2015	3	Interest rate swap	€235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,409,599)
November 14, 2014	2	Interest rate swap	€250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(336,167)
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

Accumulated Other Comprehensive Loss
BALANCE December 31, 2016	$(4,451)
Unrealized gain on interest rate swaps	573
Reclassified to interest expense	685
BALANCE March 31, 2017	$(3,193)
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Currency swaps	$368	$(14,050)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Foreign Currency Risk
We have entered into the below forward foreign exchange contract to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at March 31, 2017
January 31, 2017	1	EUR / USD forward	$19,270	December 21, 2017	USD-denominated operating payments	$266
These forward foreign exchange contracts are considered economic hedges but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded as changes in fair value of derivatives in the condensed consolidated statements of operations and comprehensive income / loss and in the condensed consolidated balance sheet in other current assets. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.
12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), were issued and outstanding as at March 31, 2017 and December 31, 2016. As at March 31, 2017 and December 31, 2016, the carrying value of the Series B Preferred Shares was US$ 257.3 million and US$ 254.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of March 31, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 106.1 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 to June 24, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2017, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three months ended March 31, 2017 and 2016, we recognized accretion on the Series B Preferred Shares of US$ 2.4 million and US$ 4.5 million, respectively, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2017 and December 31, 2016.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2017 and December 31, 2016. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2017 and December 31, 2016 (see Note 12, "Convertible Redeemable Preferred Shares"). As of March 31, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 106.1 million shares of Class A common stock.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2017 and December 31, 2016. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 144.2 million and 143.4 million shares of Class A common stock outstanding at March 31, 2017 and December 31, 2016, respectively, and no shares of Class B common stock outstanding at March 31, 2017 or December 31, 2016.
As at March 31, 2017, TW Investor owns 42.6% of the outstanding shares of Class A common stock and has a 46.7% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the three months ended March 31, 2017, 301,308 warrants were exercised resulting in net proceeds to us of approximately US$ 0.3 million. As at March 31, 2017, 106,701,737 warrants remained outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.
14.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Interest on long-term debt and other financing arrangements	$22,321	$32,652
Amortization of capitalized debt issuance costs	1,434	3,899
Amortization of debt issuance discount	—	12,603
Total interest expense	$23,755	$49,154
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 4.9 million and US$ 2.6 million during the three months ended March 31, 2017 and 2016, respectively. In addition, we paid US$ 10.0 million of accrued Guarantee Fees during the three months ended March 31, 2016, for which we had the option to pay in kind.
15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Interest income	$79	$108
Foreign currency exchange gain, net	1,681	15,422
Change in fair value of derivatives (Note 11)	368	(14,050)
Other income / (expense), net	197	(64)
Total other non-operating income	$2,325	$1,416
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
For the three months ended March 31, 2017 and 2016, we recognized charges for stock-based compensation of US$ 0.8 million and US$ 0.8 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock Options
A summary of option activity for the three months ended March 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,011,392	$2.32	8.58	$453
Granted	—	—
Expired	—	—
Outstanding at March 31, 2017	2,011,392	$2.32	8.33	$1,559
Vested and expected to vest	2,011,392	2.32	8.33	1,559
Exercisable at March 31, 2017	502,848	$2.32	8.33	$390
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of March 31, 2017 and the exercise prices multiplied by the number of in-the-money options) represents the value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2017. This amount changes based on the fair value of our Class A common stock. As at March 31, 2017, there was US$ 1.8 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
Each RSU represents a right to receive one share of Class A common stock according to its vesting conditions. The majority of RSU issued have time-based vesting conditions and vest ratably over one to four years from the date of grant. Vesting of RSU with performance-based vesting conditions ("PRSU") is contingent on the achievement of cumulative OIBDA and unlevered free cash flow targets over a multi-year period. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU and PRSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair values of RSU and PRSU are calculated as the closing price of our Class A common stock on the date of grant.
The following table summarizes information about unvested RSU and PRSU as at March 31, 2017:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,542,625	$2.61
Granted	600,684	3.10
Vested	(458,436)	2.73
Unvested at March 31, 2017	2,684,873	$2.70
As at March 31, 2017, the intrinsic value of unvested RSUs was US$ 8.3 million. Total unrecognized compensation cost related to unvested RSUs as at March 31, 2017 was US$ 4.4 million and is expected to be recognized over a weighted-average period of 2.2 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(11,274)	$(40,694)
Net loss attributable to noncontrolling interests	209	259
Less: preferred share accretion paid in kind (Note 12)	(2,357)	(4,510)
Net loss attributable to CME Ltd. available to common shareholders — basic	$(13,422)	$(44,945)

Effect of dilutive securities
Preferred share accretion paid in kind	—	—
Net loss attributable to CME Ltd. available to common shareholders — diluted	$(13,422)	$(44,945)

Weighted average outstanding shares of common stock — basic (1)	154,795	147,078
Dilutive effect of employee stock options and RSUs	—	—
Weighted average outstanding shares of common stock — diluted	154,795	147,078

Net loss per share:
Net loss attributable to CME Ltd. — basic and diluted	(0.09)	(0.31)

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

At March 31, 2017, 108,844,869 (March 31, 2016: 3,122,121) warrants, stock options, RSUs and shares underlying the Series B Preferred Shares were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2017 and 2016 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at March 31, 2017 and December 31, 2016 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2017	2016
Bulgaria	$15,305	$15,859
Croatia	11,068	11,645
Czech Republic	39,474	38,608
Romania	38,944	32,370
Slovak Republic	18,340	19,062
Slovenia	12,217	11,653
Intersegment revenues (1)	(346)	(197)
Total net revenues	$135,002	$129,000

(1)	Reflects revenues earned from the sale of content to our other segments. All other revenues are third party revenues.

OIBDA and reconciliation of OIBDA to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended March 31,
	2017	2016
Bulgaria	$1,357	$1,069
Croatia	1,086	1,401
Czech Republic	10,959	10,074
Romania	14,686	9,462
Slovak Republic	873	2,393
Slovenia	3	(708)
Elimination	2	(6)
Total operating segments	28,966	23,685
Corporate	(6,830)	(6,577)
Total OIBDA	22,136	17,108
Depreciation of property, plant and equipment	(7,759)	(7,285)
Amortization of broadcast licenses and other intangibles	(2,109)	(2,060)
Operating income	12,268	7,763
Interest expense (Note 14)	(23,755)	(49,154)
Non-operating income, net (Note 15)	2,325	1,416
Loss before tax	$(9,162)	$(39,975)

Total assets (1):	March 31, 2017	December 31, 2016
Bulgaria	$134,424	$130,873
Croatia	51,771	49,135
Czech Republic	718,841	700,190
Romania	279,157	266,132
Slovak Republic	131,790	131,220
Slovenia	71,784	72,381
Total operating segments	1,387,767	1,349,931
Corporate	32,513	40,786
Total assets	$1,420,280	$1,390,717

(1)	Segment assets exclude any intercompany balances.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capital expenditures:	For the Three Months Ended March 31,
	2017	2016
Bulgaria	$133	$182
Croatia	555	277
Czech Republic	3,198	1,551
Romania	1,709	1,729
Slovak Republic	465	533
Slovenia	1,071	1,260
Total operating segments	7,131	5,532
Corporate	576	544
Total capital expenditures	$7,707	$6,076

Long-lived assets (1):	March 31, 2017	December 31, 2016
Bulgaria	$6,152	$6,280
Croatia	5,825	5,832
Czech Republic	39,056	39,529
Romania	24,111	22,796
Slovak Republic	15,230	15,326
Slovenia	13,819	14,177
Total operating segments	104,193	103,940
Corporate	4,784	5,149
Total long-lived assets	$108,977	$109,089

(1)	Reflects property, plant and equipment.

Consolidated revenue by type:	For the Three Months Ended March 31,
	2017	2016
Television advertising	$108,514	$104,171
Carriage fees and subscriptions	21,383	19,209
Other	5,105	5,620
Total net revenues	$135,002	$129,000
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2017, we had total commitments of US$ 121.6 million (December 31, 2016: US$ 128.2 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2017	$37,213	$15,976	$2,403	$945
2018	36,029	5,372	2,122	—
2019	21,105	10,869	949	—
2020	14,613	375	488	—
2021	8,443	335	333	—
2022 and thereafter	4,182	382	1,453	—
Total	$121,585	$33,309	$7,748	$945

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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26.0 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system in Slovakia, the three cases dealing with the other notes have all been assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims. We are currently unable to estimate for what amount, if any, we may be liable if the plaintiff is ultimately successful in pursuing their claims.
b) Other
On April 7, 2017, the largest private company and advertiser in Croatia, Agrokor d.d. ("Agrokor"), entered government administration facing significant liquidity issues. Agrokor has since obtained short-term financing and is in the process of obtaining additional long-term liquidity while the Croatian government-appointed administrator determines Agrokor's restructuring plans. As at March 31, 2017, we had receivables related to Agrokor and its group companies totaling US$ 4.3 million. We are currently unable to estimate the timing or impact such restructuring may have on our receivables from Agrokor and have not provided for any potential loss as a result of any potential restructuring plans.
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 46.7% voting interest in CME Ltd. as at March 31, 2017, as material related party transactions.
Time Warner

	For the Three Months Ended March 31,
	2017	2016
Cost of revenues	$5,737	$6,696
Interest expense	18,254	41,505

	March 31, 2017	December 31, 2016
Programming liabilities	$18,522	$18,959
Other accounts payable and accrued liabilities	173	192
Accrued interest payable (1)	26,499	9,588
Other non-current liabilities (2)	44,397	44,397

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

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

•
the term "2018 Euro Term Loan" refers to CME Ltd.'s floating rate senior unsecured term credit facility due 2018, guaranteed by CME BV and Time Warner, dated as of November 14, 2014 and amended on March 9, 2015 and February 19, 2016;

•
the term "2019 Euro Term Loan" refers to CME Ltd.'s floating rate senior unsecured term credit facility due 2019, guaranteed by CME BV and Time Warner, dated as of September 30, 2015 and amended on February 19, 2016;

•	the term "2021 Euro Term Loan" refers to CME BV's floating rate senior unsecured term credit facility due 2021, guaranteed by Time Warner and CME Ltd., dated as of February 19, 2016;

•	the term "Euro Term Loans" refers collectively to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

•
the term "2021 Revolving Credit Facility" refers to our amended and restated revolving credit facility dated as of February 28, 2014, as amended and restated as of November 14, 2014 and further amended and restated on February 19, 2016;

•	the term "Guarantee Fees" refers to amounts accrued and payable to Time Warner as consideration for Time Warner's guarantees of the Euro Term Loans;

•
the term "Reimbursement Agreement" refers to an agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner, dated as of November 14, 2014, amended and restated on February 19, 2016 and amended on March 2, 2017;

•	the term "CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	the term "CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•	the term "Time Warner" refers to Time Warner Inc.; and

•	the term "TW Investor" refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at March 31, 2017, unless otherwise indicated.
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
Following recent refinancing transactions, the amount of interest and related Guarantee Fees on our outstanding indebtedness that must be paid in cash has increased. In addition to this obligation to pay more interest and related Guarantee Fees in cash, we expect to use cash generated by the business to pay Guarantee Fees that are payable in kind. These cash payments are all reflected in free cash flow; accordingly we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-CEOs when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 18, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2017 and 2016.
Executive Summary
In the first three months of 2017, we improved the competitive positioning of our channel portfolios in nearly all countries and the overall profitability of our operations increased. We also completed a transaction that significantly reduces our debt service obligations, reflecting the continued improvement in the financial results of our operations and underscoring our commitment to reducing leverage in the business.
The following table provides a summary of our consolidated results for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Net revenues	$135,002	$129,000	4.7%	8.1%
Operating income	12,268	7,763	58.0%	68.1%
Operating margin	9.1%	6.0%	3.1 p.p.	3.3 p.p.
OIBDA	$22,136	$17,108	29.4%	35.2%
OIBDA margin	16.4%	13.3%	3.1 p.p.	3.3 p.p.
Our consolidated net revenues improved in the three months ended March 31, 2017 compared to the corresponding period in 2016 due to growth in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew 9% overall at constant rates in the first three months of 2017 compared to 2016. Our television advertising revenues grew 4% at actual rates and 8% at constant rates during the period due to significant year-on-year growth of demand in Romania, as well as higher levels of spending in the Czech Republic, Bulgaria and Slovenia. Carriage fees and subscription revenues increased 11% at actual rates and 15% at constant rates in the three months ended March 31, 2017 compared to the corresponding period in 2016 because our channels in the Slovak Republic and Slovenia have been distributed exclusively on cable, satellite and Internet protocol television ("IPTV") platforms since January of this year, and the number of subscribers to those platforms grew across all countries.

Index

Costs charged in arriving at OIBDA increased 1% at actual rates and 4% at constant rates in the three months ended March 31, 2017 compared to the corresponding period in 2016. Content costs increased 5% at constant rates as we made targeted investments in our programming line-up when additional ratings could be monetized and to support the transition in the way our channels are distributed in the Slovak Republic and Slovenia. A portion of this additional expense was offset by savings from transmission costs, which contributed to a decrease of 9% in other operating costs at constant rates during the quarter.
Since the growth in revenue outpaced the increase in costs, our OIBDA margin in the three months ended March 31, 2017 increased to 16% from 13% in the same period in 2016. This dynamic also drove an increase in operating income, with a similar improvement in the operating margin. We expect revenues to grow at a faster pace than costs in 2017 and for the next few years, leading to continued OIBDA margin expansion year on year although trends quarter to quarter may vary.
We successfully rolled out our spring schedule, which contributed to an increase in prime time and all day audience shares in five out of six countries during the first quarter of 2017 compared to the same period in 2016. As local content continues to attract larger audiences, our focus remains on improving our existing titles and developing new and more attractive formats to provide more variety in our program offering in the most profitable manner. As a reflection of this strategy, we introduced additional local content on one of the niche channels in the Czech Republic during the quarter while rebranding them under the umbrella of our flagship brand, NOVA.
During the quarter, we completed a transaction with Time Warner to reduce, with effect as of March 1, 2017, the Guarantee Fees payable to Time Warner as credit guarantor of our currently outstanding Euro Term Loans. As a result of the transaction:

•	Our weighted average borrowing cost immediately decreased 150 basis points to 7.25%.

◦	Immediately reduced the cost of borrowing on the 2018 Euro Term Loan and the 2019 Euro Term Loan each by 125 basis points.

◦	Immediately reduced the cost of borrowing on the 2021 Euro Term Loan by 175 basis points.

•
The all-in rate now applicable to all currently outstanding senior term credit facilities automatically improves when we achieve specified decreases in our net leverage ratio and can fall as low as 5.0%.

•
Our cost of borrowing will decrease 50 basis points if the total of outstanding senior term credit facilities is reduced below €815 million by September 30, 2018, subject to certain adjustments for specified debt repayments.

•	There is a minimum level of cash-pay interest and related Guarantee Fees totaling 5% applicable to all Euro Term Loans.

•
We expect at least US$ 30 million of savings from debt service obligations by the end of next year, accelerating our deleveraging strategy, which continue to include plans to substantially repay our nearest debt maturity in 2018.

•	There were no changes to our existing debt prepayment rights and no changes to the 2021 Revolving Credit Facility.
Free Cash Flow and Unlevered Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2017	2016	Movement
Net cash generated from continuing operating activities	$54,952	$39,658	38.6%
Capital expenditures, net	(7,601)	(6,076)	(25.1)%
Free cash flow	47,351	33,582	41.0%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	4,948	2,640	87.4%
Cash paid for Guarantee Fees that may be paid in kind	—	10,000	(100.0)%
Unlevered free cash flow	$52,299	$46,222	13.1%

(US$ 000's)	March 31, 2017	December 31, 2016	Movement
Cash and cash equivalents	$90,959	$43,459	109.3%
Our unlevered free cash flow increased during the first three months of 2017 compared to the same period in 2016 reflecting higher cash collections from revenue growth in the fourth quarter of 2016 and lower cash spending on programming. This was partially offset by higher cash paid for income taxes and capital expenditures. A voluntary US$ 10.0 million repayment of accrued Guarantee Fees previously paid in kind in the first quarter of 2016 also reduced free cash flow compared to the first quarter of 2017. This benefit was partially offset by an increase in cash paid for interest as we were required to pay interest related to the 2021 Euro Term Loan in cash in the first quarter of 2017, while the debt service obligation related to the corresponding debt instrument outstanding in the first quarter of 2016 was not payable during the period last year.
Following the March 2017 transaction, we are now required to pay a portion of the Guarantee Fees related to all of the Euro Term Loans in cash. However, the total amount of cash paid for interest and Guarantee Fees is expected to decrease significantly in 2017 due to the lower all-in rate following the repricing transaction completed in March, and non-repeating payments that were made in 2016 when we elected to repay accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind as well as accrued interest on the 2017 PIK Notes and 2017 Term Loan redeemed in April 2016. As a result, we expect free cash flow to increase significantly in 2017 compared to 2016, and starting in November 2017 we anticipate using all excess cash to begin making repayments of the principal outstanding on the 2018 Euro Term Loan.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.4%	3.3%	6%
Croatia	3.1%	3.3%	(4)%
Czech Republic	2.5%	3.1%	6%
Romania*	4.0%	5.4%	32%
Slovak Republic	3.2%	3.1%	(4)%
Slovenia	2.5%	2.5%	7%
Total CME Ltd. Markets	3.1%	3.7%	9%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first three months of 2017, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Romania was one of the fastest growing economies in the European Union, and is forecast to be the leader for the remainder of 2017. Similar to the last few years, it has been reported that GDP growth in our markets has been less reliant on growth in exports, and domestic demand has played a larger role in economic expansion. This has been particularly true in Romania, where lower income tax rates and increases to the minimum wage have provided continued support for higher disposable income. Consumer confidence remains strong in the Czech and Slovak Republics, reflecting the lowest rates of unemployment in those countries since 2009. We believe the growth in real private consumption forecast for 2017 will support overall growth in the television advertising markets across the six countries where we operate, although growth may not be realized in every market as financial difficulties with the largest advertiser in Croatia may result in less spending there.
On March 29, 2017, the United Kingdom formally initiated the process to leave the European Union, commonly referred to as “Brexit”, which is expected to be completed within the next two years. While the negotiations over the exact terms of Brexit may negatively impact economic growth in the UK and Europe, the contribution of domestic demand as a component of GDP growth has reduced the sensitivity of our markets to external shocks affecting exports. Additionally, we have not seen an appreciable impact on the behavior of advertisers in the countries in which we operate since the UK electorate voted in favor of Brexit in June 2016.
On April 6, 2017, the Czech National Bank determined that the recent increase in inflation in the country was sustainable and its mandate for price stability had been met. As a result, it ended its commitment to intervene in currency markets and withdrew the floor related to the EUR/CZK exchange rate. The Czech Koruna strengthened modestly following the announcement; however, the exchange rate may be volatile in the near term. If the currency continues to appreciate, this will improve the results of our largest operation in dollar terms.
We estimate that the TV advertising markets in the countries in which we operate increased by 9% on average at constant rates in the three months ended March 31, 2017 compared to the same period in 2016. In Bulgaria, we estimate that all commercial broadcasters increased their average prices, which more than offset fewer gross ratings points ("GRPs") sold. The market in Croatia decreased due to lower average prices and fewer GRPs sold, related to lower spending from the largest private company and advertiser in the country, Agrokor, as it addresses significant issues with its liquidity and associated potential restructuring, as well as market consolidation in the retail segment. Spending from Agrokor in Croatia is now expected to be lower for the full year, which could cause total spending for advertising on television in Croatia to be lower in 2017 than it was in 2016. In the Czech Republic, more advertising was sold while overall ratings increased so the sell-out rate was broadly flat, and average prices increased slightly. In Romania, the market grew because the increase in demand for advertising that started in the second quarter of 2016 led to significant increases in both GRPs sold and average prices in the first three months of 2017 compared to the same period in 2016. The magnitude of the year-on-year growth in television advertising spending in Romania reflected, in part, a flat market in the first quarter of 2016. Due to difficult comparatives for the remainder of the year, especially in the second and third quarters when our main channel aired the European football championship in 2016 and increased inventory available and sold in the market, we expect market growth for the remainder of 2017 to be significantly lower than the growth rate in the first three months of the year. In the Slovak Republic, the market declined following the end of spending on informational and political campaigns that took place from the second half of 2015 through the first half of 2016. If this spending in the first quarter of 2016 is excluded, we estimate the market grew 7%, reflecting continued strong demand by the private sector. In Slovenia, higher spending reflected the anticipation of faster growth in private consumption during the year resulting in higher average prices.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Bulgaria	$15,305	$15,859	(3.5)%	(0.4)%
Croatia	11,068	11,645	(5.0)%	(3.3)%
Czech Republic	39,474	38,608	2.2%	5.5%
Romania	38,944	32,370	20.3%	25.1%
Slovak Republic	18,340	19,062	(3.8)%	(0.7)%
Slovenia	12,217	11,653	4.8%	8.3%
Intersegment revenues	(346)	(197)	NM (1)	NM (1)
Total net revenues	$135,002	$129,000	4.7%	8.1%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Bulgaria	$1,357	$1,069	26.9%	31.6%
Croatia	1,086	1,401	(22.5)%	(21.1)%
Czech Republic	10,959	10,074	8.8%	12.7%
Romania	14,686	9,462	55.2%	62.0%
Slovak Republic	873	2,393	(63.5)%	(62.1)%
Slovenia	3	(708)	NM (1)	NM (1)
Eliminations	2	(6)	NM (1)	NM (1)
Total operating segments	28,966	23,685	22.3%	27.0%
Corporate	(6,830)	(6,577)	(3.8)%	(6.1)%
Consolidated OIBDA	$22,136	$17,108	29.4%	35.2%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$9,769	$9,964	(2.0)%	1.3%
Carriage fees and subscriptions	4,673	4,571	2.2%	5.4%
Other	863	1,324	(34.8)%	(32.8)%
Net revenues	15,305	15,859	(3.5)%	(0.4)%
Costs charged in arriving at OIBDA	13,948	14,790	(5.7)%	(2.7)%
OIBDA	$1,357	$1,069	26.9%	31.6%

OIBDA margin	8.9%	6.7%	2.2 p.p.	2.2 p.p.
The television advertising market in Bulgaria increased an estimated 6% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates in the first quarter of 2017 compared to the same period in 2016 due to higher prices in our sales policy for the year, which more than offset a reduction in the volume of GRPs sold. Carriage fees and subscription revenues increased due to an increase in the number of reported subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the first quarter of 2017 compared to the same period of 2016, as content costs declined 2% primarily due to savings in foreign fiction since we aired more cost effective titles because our line-up of local content increased ratings during the period and improved both all day and prime time audience share.
Croatia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$9,554	$10,072	(5.1)%	(3.5)%
Carriage fees and subscriptions	824	624	32.1%	34.2%
Other	690	949	(27.3)%	(25.9)%
Net revenues	11,068	11,645	(5.0)%	(3.3)%
Costs charged in arriving at OIBDA	9,982	10,244	(2.6)%	(0.8)%
OIBDA	$1,086	$1,401	(22.5)%	(21.1)%

OIBDA margin	9.8%	12.0%	(2.2) p.p.	(2.2) p.p.
The television advertising market in Croatia declined an estimated 4% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Our television advertising revenues decreased at constant rates during the three months ended March 31, 2017 compared to 2016 due to lower average prices and fewer GRPs sold, related to lower spending from the largest private company and advertiser in the country, Agrokor, as it addresses significant issues with its liquidity and associated potential restructuring, as well as market consolidation in the retail segment.
Costs charged in arriving at OIBDA decreased on a constant currency basis in the first quarter of 2017 due to savings in foreign programming as well as a later start to certain local programming in the spring season compared to 2016.

Index

Czech Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$35,107	$34,790	0.9%	4.1%
Carriage fees and subscriptions	2,639	2,527	4.4%	7.6%
Other	1,728	1,291	33.8%	38.1%
Net revenues	39,474	38,608	2.2%	5.5%
Costs charged in arriving at OIBDA	28,515	28,534	(0.1)%	2.9%
OIBDA	$10,959	$10,074	8.8%	12.7%

OIBDA margin	27.8%	26.1%	1.7 p.p.	1.8 p.p.
The television advertising market in the Czech Republic increased an estimated 6% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Television advertising revenues increased at constant rates in the first three months of 2017 compared to the same period in 2016 because lower ratings from our closest competition increased demand for available inventory and we sold more GRPs at slightly higher average prices reflecting the seasonality coefficient adjustment made to our sales policy. Carriage fees and subscription revenues increased on a constant currency basis due to an agreement for high definition versions of our channels that became effective subsequent to the first quarter of 2016.
Costs charged in arriving at OIBDA increased on a constant currency basis in the first quarter primarily due to a 3% increase in content costs, as the mix of programming shifted to reality and entertainment formats. This was partially offset by a decrease in costs for foreign content and local fiction. During the quarter, we rebranded our niche channels in the Czech Republic to align them under the umbrella of our flagship brand, NOVA, which also resulted in higher costs due to the introduction of additional local content on one of these channels as well as additional marketing activities around this change.
Romania

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$28,124	$21,696	29.6%	35.0%
Carriage fees and subscriptions	10,063	9,986	0.8%	4.6%
Other	757	688	10.0%	14.4%
Net revenues	38,944	32,370	20.3%	25.1%
Costs charged in arriving at OIBDA	24,258	22,908	5.9%	10.0%
OIBDA	$14,686	$9,462	55.2%	62.0%

OIBDA margin	37.7%	29.2%	8.5 p.p.	8.6 p.p.
The television advertising market in Romania increased an estimated 32% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Our television advertising revenues increased in the first quarter of 2017 compared to the same period in 2016 because the increase in demand for advertising that started in the second quarter of 2016 led to significant increases in both the volume of GRPs sold and average prices in the first three months of this year. The magnitude of the year-on-year growth in television advertising spending in Romania reflected, in part, a flat market in the first quarter of 2016. Due to difficult comparatives for the remainder of the year, especially in the second and third quarters when our main channel aired the European football championship in 2016 and increased inventory available and sold, we expect revenue growth for the remainder of 2017 to be significantly lower than the growth rate in the first three months of the year. Carriage fees and subscription revenues grew on a constant currency basis during the quarter due to an increase in the number of subscribers.
Costs charged in arriving at OIBDA increased at constant rates during the first quarter primarily due to a 12% increase in content costs, as we invested more in local productions of popular entertainment formats, which contributed to record ratings for our main channel in the month of March. There was also an increase in advertising expense due to an earlier start of marketing activities around our spring schedule. These expenses were partially offset by lower transmission costs.

Index

Slovak Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$16,053	$17,845	(10.0)%	(7.1)%
Carriage fees and subscriptions	1,511	317	NM (1)	NM (1)
Other	776	900	(13.8)%	(11.1)%
Net revenues	18,340	19,062	(3.8)%	(0.7)%
Costs charged in arriving at OIBDA	17,467	16,669	4.8%	8.1%
OIBDA	$873	$2,393	(63.5)%	(62.1)%

OIBDA margin	4.8%	12.6%	(7.8) p.p.	(7.7) p.p.
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic decreased an estimated 4% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Our television advertising revenues decreased on a constant currency basis during the first quarter of 2017 compared to the same period in 2016 following the end of spending on informational and political campaigns that took place from the second half of 2015 through the first half of 2016. If this spending in the first quarter of 2016 is excluded, our television advertising revenues increased 1%, which was slower than the market because our channels have been distributed exclusively on cable, satellite and IPTV platforms in the country since January of this year. However, this change in the way our channels are distributed resulted in a significant increase in carriage fees and subscriptions revenue and a cost reduction from significantly lower transmission costs. During the remainder of 2017 we anticipate reduced pressure on our ratings and additional carriage fees and subscriptions revenue relative to the first quarter of 2017 as additional households transition to cable, satellite and IPTV platforms and we agree new distribution contracts with the remaining smaller operators.
On a constant currency basis, costs charged in arriving at OIBDA increased during the first quarter primarily due to a 19% increase in content costs as we made targeted adjustments in the programming line-up during the change in the way our channels are distributed. There were also additional expenses related to increased marketing activities during this transition.
Slovenia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$9,907	$9,804	1.1%	4.4%
Carriage fees and subscriptions	1,673	1,184	41.3%	45.7%
Other	637	665	(4.2)%	(1.1)%
Net revenues	12,217	11,653	4.8%	8.3%
Costs charged in arriving at OIBDA	12,214	12,361	(1.2)%	2.1%
OIBDA	$3	$(708)	NM (1)	NM (1)

OIBDA margin	0.0%	(6.1)%	6.1 p.p.	6.1 p.p.
(1)    Number is not meaningful.
The television advertising market in Slovenia increased an estimated 7% at constant rates in the three months ended March 31, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates during the quarter reflecting price inflation from strong demand, which more than offset a decline in the volume of GRPs sold. Carriage fees and subscription revenues increased significantly due to new agreements with cable, satellite and IPTV operators because our channels in the country have been distributed exclusively on those platforms since January of this year. During the remainder of 2017 we anticipate additional carriage fees and subscription revenues relative to the first quarter of 2017 due to growth in subscribers and new contracts with certain platform operators that become effective in the second quarter.
On a constant currency basis, costs charged in arriving at OIBDA increased during the quarter primarily due to an increase in content costs from more popular foreign titles aired during the change in the way our channels are distributed, as well as other costs associated with this transition. This was partially offset by lower costs for entertainment programming.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$108,514	$104,171	4.2%	7.6%
Carriage fees and subscriptions	21,383	19,209	11.3%	15.1%
Other revenue	5,105	5,620	(9.2)%	(6.4)%
Net Revenues	135,002	129,000	4.7%	8.1%
Operating expenses:
Content costs	73,402	71,978	2.0%	5.3%
Other operating costs	14,556	16,454	(11.5)%	(9.0)%
Depreciation of property, plant and equipment	7,759	7,285	6.5%	9.7%
Amortization of broadcast licenses and other intangibles	2,109	2,060	2.4%	5.5%
Cost of revenues	97,826	97,777	0.1%	3.2%
Selling, general and administrative expenses	24,908	23,460	6.2%	9.0%
Operating income	$12,268	$7,763	58.0%	68.1%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 9% at constant rates in the three months ended March 31, 2017 as compared to the same period in 2016, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased during the three months ended March 31, 2017, as compared to the same period in 2016, primarily in the Slovak Republic and Slovenia as our channels in those countries are exclusively available on cable, satellite and IPTV platforms from January 2017. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased in the three months ended March 31, 2017 compared to the same period in 2016 due to lower performance of our theatrical distribution business in Bulgaria.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three months ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to more hours of local productions in our broadcast schedules in the first quarter of 2017 than in the first quarter of 2016, particularly in the Czech Republic and Romania.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to cost savings in Slovakia following our decision not to renew our contract for the terrestrial distribution of our channels there.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to depreciation on production and technical equipment placed in service.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles increased during the three months ended March 31, 2017 compared to the same period in 2016. The increase is due to higher amortization expense for certain of our trademarks in the Czech Republic.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased staff-related costs associated with the replacement of our segment management team in Bulgaria.
Selling, general and administrative expenses for three months ended March 31, 2017 and 2016 also includes charges in respect of non-cash stock-based compensation (see Item 1, Note 16, "Stock-based Compensation"). The charge for stock-based compensation expense in 2017 was consistent with the charge in 2016.
Operating income: The increase in operating income during the three months ended March 31, 2017 compared to 2016 resulted from increases from television advertising and carriage fee revenues, which outpaced the increase in cost of revenues. Our operating margin, which is determined as operating income / loss divided by net revenues, was 9% for the three months ended March 31, 2017 compared to 6% for the three months ended March 31, 2016.

Index

Other income / expense:

	For the Three Months Ended March 31, (US$ 000's)
	2017	2016	% Act
Interest expense	$(23,755)	$(49,154)	51.7%
Non-operating income / (expense):
Interest income	79	108	(26.9)%
Foreign currency exchange gain, net	1,681	15,422	(89.1)%
Change in fair value of derivatives	368	(14,050)	NM (1)
Other income / (expense), net	197	(64)	NM (1)
Provision for income taxes	(2,112)	(719)	(193.7)%
Net loss attributable to noncontrolling interests	209	259	(19.3)%
Other comprehensive income
Currency translation adjustment, net	2,072	19,058	(89.1)%
Gain / (loss) on derivative instruments	1,258	(1,248)	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016 primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan in April 2016 and due to a lower effective interest rate on the replacement facility. We also realized interest expense savings as a result of the transaction entered into with Time Warner during the first quarter of 2017. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Interest income: Interest income primarily reflects earnings on cash balances.
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
During the three months ended March 31, 2017, we recognized a net gain of US$ 1.7 million comprised of transaction gains of US$ 0.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 0.1 million on our long-term debt and other financing arrangements and transaction gains of US$ 0.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the three months ended March 31, 2016, we recognized a net gain of US$ 15.4 million comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 24.3 million on our long-term debt and other financing arrangements and transaction gains of US$ 1.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three months ended March 31, 2017, we recognized gains as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017. During the three months ended March 31, 2016, we recognized losses as a result of the change in the fair value of certain USD/EUR foreign currency forward contracts which matured in 2016. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Our other income / expense, net during the three months ended March 31, 2017 and 2016 was not material.
Provision for income taxes: The provision for income taxes for the three months ended March 31, 2017 reflects losses on which no tax benefit has been received and an income tax charge on profits in Romania. The provision for income taxes for the three months ended March 31, 2016 reflects losses on which no tax benefit has been received and a deferred tax charge on profits in Romania.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 21.0% in the Slovak Republic.
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 primarily relates to the noncontrolling interest share of our Bulgaria operations.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss.
In the three months ended March 31, 2017, we recognized other comprehensive income of US$ 2.1 million compared to other comprehensive income of US$ 19.1 million during the three months ended March 31, 2016. Included in these amounts are foreign exchange gains and losses on the retranslation of certain of our intercompany loans which are considered to be of a long-term investment nature, and as such, are included in accumulated other comprehensive income / loss, a component of shareholders' equity. For the three months ended March 31, 2017 and 2016, we recognized gains of US$ 0.8 million and US$ 9.5 million, respectively, in accumulated other comprehensive income / loss.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2017 and March 31, 2016.
Percent Change During the Three Months Ended March 31, 2017
Percent Change During the Three Months Ended March 31, 2016
Gain / (loss) on derivative instruments: We recognized a gain on derivatives classified as hedging instruments for the three months ended March 31, 2017 compared to a loss for the same period in 2016 due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at March 31, 2017 and December 31, 2016:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2017	December 31, 2016	% Act
Current assets	$357,974	$340,420	5.2%
Non-current assets	1,062,306	1,050,297	1.1%
Current liabilities	194,420	171,564	13.3%
Non-current liabilities	1,084,340	1,070,786	1.3%
Temporary equity	257,256	254,899	0.9%
CME Ltd. shareholders’ deficit	(116,707)	(107,804)	(8.3)%
Noncontrolling interests in consolidated subsidiaries	971	1,272	(23.7)%
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2016, excluding the impact of foreign currency translation.
Current assets: Current assets at March 31, 2017 increased compared to December 31, 2016 primarily due to higher cash balances from the collection of receivables which was partly offset by lower receivables from the trailing quarter revenues due to seasonality.
Non-current assets: Excluding the effects of foreign currency translation, non-current assets at March 31, 2017 decreased compared to December 31, 2016 primarily due to depreciation on property, plant and equipment as well as amortization of intangible assets and debt issuance costs associated with our 2021 Revolving Credit Facility.
Current liabilities: Current liabilities at March 31, 2017 increased compared to December 31, 2016. The increase is primarily due customer advances on their 2017 advertising campaigns and accrued Guarantee Fees which are not yet payable, whether in cash or in kind.
Non-current liabilities: Excluding the effects of foreign currency translation, non-current liabilities at March 31, 2017 decreased slightly compared to December 31, 2016, primarily due to gains on the change in fair value of derivatives that are accounted for as hedging instruments for our 2019 Euro Term Loan and 2021 Euro Term Loan.
Temporary equity: Temporary equity at March 31, 2017 increased compared to December 31, 2016, due to the accretion on the Series B Preferred Shares.
CME Ltd. shareholders’ deficit: CME Ltd. shareholders’ deficit increased compared to December 31, 2016. This primarily reflects the net loss attributable to CME Ltd., a decrease in accumulated other comprehensive loss due to currency translation adjustments during the three months ended March 31, 2017 and accretion of the preferred dividend paid in kind on our Series B Preferred Shares.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2017 decreased compared to December 31, 2016, due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 47.5 million during the three months ended March 31, 2017. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2017	2016
Net cash generated from continuing operating activities	$54,952	$39,658
Net cash used in continuing investing activities	(7,601)	(6,076)
Net cash used in continuing financing activities	(93)	(682)
Net cash provided by discontinued operations	160	328
Impact of exchange rate fluctuations on cash and cash equivalents	82	3,512
Net increase in cash and cash equivalents	$47,500	$36,740
Operating Activities
Cash generated from continuing operations during the three months ended March 31, 2017 was US$ 55.0 million compared to US$ 39.7 million for the three months ended March 31, 2016. The increase compared to the prior period reflects lower payments in 2017 for accrued Guarantee Fees as we had elected to repay US$ 10.0 million of accrued Guarantee Fees in 2016 which were previously paid in kind. The increase also reflects higher cash collections from revenue growth in the fourth quarter of 2016 (compared to the same period in 2015) and lower spending on programming, which are partly offset by higher cash paid for interest and for taxes in 2017. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 4.9 million during the three months ended March 31, 2017 compared to US$ 2.6 million during the three months ended March 31, 2016.
Investing Activities
Our net cash used in continuing investing activities of US$ 7.6 million and US$ 6.1 million for the three months ended March 31, 2017 and 2016, respectively, related to capital expenditures.

Index

Financing Activities
Cash used in continuing financing activities during the three months ended March 31, 2017 was US$ 0.1 million compared to US$ 0.7 million during the three months ended March 31, 2016. The amount of net cash used in financing activities primarily reflected payments made under capital lease agreements and proceeds from the exercise of stock warrants in respect of 2017 and payments made in the three months in respect of 2016 for debt issuance costs.
Discontinued Operations
The net cash provided by discontinued operations during the three months ended March 31, 2017 and 2016 of US$ 0.2 million and US$ 0.3 million, respectively, is due to the receipt of deferred proceeds from the divestiture of businesses in prior periods.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). As at March 31, 2017, the aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million and was undrawn. The available amount decreases to US$ 50.0 million with effect from January 1, 2018. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically 5.0%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5.0% to 20.0%). There are no third-party restrictions that limit our subsidiaries' ability to transfer amounts to us in the form of loans or advances.
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2017 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,020,921	$—	$519,727	$501,194	$—
Long-term debt – interest	301,325	47,459	152,475	101,391	—
Unconditional purchase obligations	122,530	50,656	56,280	13,357	2,237
Operating leases	7,748	2,930	2,669	696	1,453
Capital lease obligations	4,492	1,649	2,399	444	—
Other long-term obligations	33,309	17,533	14,786	717	273
Total contractual obligations	$1,490,325	$120,227	$748,336	$617,799	$3,963
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at March 31, 2017. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan. However, we intend to allocate excess cash towards paying the Guarantee Fee related to the 2018 Euro Term Loan in cash rather than electing to pay any portion in kind.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2017, we had commitments in respect of future programming of US$ $121.6 million. This includes contracts signed with license periods starting after March 31, 2017.
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

Index

IV (d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. While cash flows from operating activities were positive in 2015 and 2016, our election to pay certain interest and Guarantee Fees in kind increased our leverage. The financing transactions concluded in 2016 and 2017 significantly lowered our cost of borrowing.
Following the repricing transaction in March 2017, we are now required to pay a portion of the Guarantee Fees related to all of the Euro Term Loans in cash. However, the total amount of cash paid for interest and Guarantee Fees is expected to decrease significantly in 2017 due to the lower all-in rate following this repricing transaction, and non-repeating payments that were made in 2016 when we elected to repay accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind as well as accrued interest on the 2017 PIK Notes and 2017 Term Loan redeemed in April 2016.
Furthermore, we have repaid previously accrued Guarantee Fees related to the 2018 Euro Term Loan and intend to continue to make payments of such Guarantee Fees in cash when due, rather than electing to pay in kind. However, we expect improvements in cash flows before interest and Guarantee Fees to offset these increases, and therefore expect free cash flow to increase in 2017 compared to 2016.
Beginning in November 2017, we anticipate using excess cash, including expected proceeds from the exercise of warrants, to begin making repayments of the principal outstanding on the 2018 Euro Term Loan with the intention of substantially repaying that loan when it matures in November 2018. We believe we have adequate cash resources to continue operating as a going concern.
Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service and B+ by Standard & Poor's, both with stable outlook. Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile. If we fail to meet this liquidity parameter, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt (other than refinancing indebtedness) or under the agreement governing the 2021 Revolving Credit Facility and the Reimbursement Agreement.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at March 31, 2017, we had outstanding one forward foreign exchange contract with an aggregate notional amount of approximately US$ 19.3 million related to contractual operating payments.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on February 9, 2017. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
March 31, 2017:

Expected Maturity Dates	2017	2018		2019	2020	2021	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	250,800		235,335	—	468,800	—
Average interest rate (1)	—	1.50%		1.50%	—	1.50%	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	250,800	250,800	(2)	235,335	—	468,800	—
Average pay rate	0.21%	0.14%		0.31%	—	0.28%	—
Average receive rate	—%	—%		—%	—	—%	—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each of the Euro Term Loans is currently 7.25% per annum.

(2)
The interest rate swaps maturing in 2018 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

December 31, 2016:

Expected Maturity Dates	2017	2018		2019	2020	2021	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	250,800		235,335	—	468,800	—
Average interest rate (1)	—	1.50%		1.50%	—	1.50%	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	250,800	250,800	(2)	235,335	—	468,800	—
Average pay rate	0.21%	0.14%		0.31%	—	0.28%	—
Average receive rate	—%	—%		—%	—	—%	—

(1)
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each the 2018 Euro Term Loan and the 2019 Euro Term Loan was 8.5% per annum and the all-in borrowing rate on the 2021 Euro Term Loan was 9.0% per annum.

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
On January 31, 2017, we entered into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements to be made during 2017. At March 31, 2017, one forward foreign exchange contract with an aggregate notional amount of approximately US$ 19.3 million was outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system in the Slovak Republic, the three cases dealing with the other notes have all been assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims.
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
Risks Relating to Our Financial Position
Global or regional economic conditions adversely affected our financial position and results of operations. We cannot predict if the recovery in our operating countries will continue or how long it may last. A failure to achieve lasting recoveries would adversely affect our results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. The global financial crisis in 2009 and the sustained recessionary period that followed had a prolonged adverse impact on consumer and business spending, access to credit, liquidity, investment spending, asset values and employment rates. These adverse economic conditions had a material negative impact on advertising spending in our markets and on our advertising revenues. Since 2014, our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending; however we cannot predict if the recovery that has begun will continue or how long it will last. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total ad spend per capita to nominal GDP per capita) will converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all.
Recessions or periods of low or negative growth in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. For example, significant liquidity issues facing the largest private company and advertiser in Croatia, Agrokor d.d., contributed to the decline of the advertising market in Croatia for the quarter and could reduce Croatia’s economic growth for the year as well as television advertising spending in 2017. Furthermore, we may not be able to recover all receivables owed to us from Agrokor in the event it is restructured. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
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

Index

On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", which is expected to be completed within the next two years. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, there is concern that other countries may seek to leave the EU following the Brexit decision, increasing uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
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
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although a portion of the Guarantee Fee in respect of each of the Euro Term Loans can be non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item I, Note 4, "Long-term Debt and Other Financing Arrangements".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Term Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 180 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. We intend to repay the 2018 Euro Term Loan at maturity with cash flows from operations and the expected proceeds from warrant exercises. In the event the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would be required to refinance the 2018 Euro Term Loan in whole or in part. Pursuant to the Reimbursement Agreement, all commitments under the 2021 Revolving Credit Facility terminate on the refinancing of any Euro Term Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Pursuant to the terms of the agreements governing the Reimbursement Agreement and the 2021 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, in favor of Time Warner as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant agreements, Time Warner would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.

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
Moody’s Investors Service rates our corporate credit as B2 with a stable outlook. Standard & Poor’s rates our corporate credit B+ with a stable outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME Ltd. to Time Warner is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
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
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, the prosecuting authorities in Romania requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and are cooperating with the authorities in responding to the information request. In Slovenia, the competition authorities have launched an investigation into whether our Slovenian subsidiary is dominant and abused its dominant position when concluding carriage fee agreements with platform operators. The investigation is in an early stage and there has been no determination that a breach of competition law has occurred. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices, our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock and the shares of Series B preferred stock are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of March 31, 2017, the 200,000 shares of Series B preferred stock were convertible into approximately 106.1 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part I, Item I, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner. The merger is subject to approval by Time Warner shareholders and approval by a number of regulatory authorities, including the U.S. Department of Justice. Following a successful completion of such merger, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
Time Warner is able to exercise voting power in us with respect to 46.7% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 76.0% (without giving effect to the accretion of the Series B preferred stock after March 31, 2017). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company.
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
The price of our Class A common stock has been volatile.
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
10.01*
Amendment dated March 2, 2017, to Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on March 6, 2017).

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

Central European Media Enterprises Ltd.
Date:	April 26, 2017	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01*
Amendment dated March 2, 2017, to Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on March 6, 2017).

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