Form 10-Q
period 2017-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2017-07-25
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2017
Class A Common Stock, par value $0.08	144,845,675

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2017

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$95,359	$43,459
Accounts receivable, net (Note 6)	186,458	178,339
Program rights, net (Note 5)	91,002	86,151
Other current assets (Note 7)	30,191	32,471
Total current assets	403,010	340,420
Non-current assets
Property, plant and equipment, net (Note 8)	115,982	109,089
Program rights, net (Note 5)	202,933	179,356
Goodwill (Note 3)	667,159	602,069
Other intangible assets, net (Note 3)	147,786	138,340
Other non-current assets (Note 7)	21,516	21,443
Total non-current assets	1,155,376	1,050,297
Total assets	$1,558,386	$1,390,717

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$150,669	$160,981
Current portion of long-term debt and other financing arrangements (Note 4)	2,386	1,494
Other current liabilities (Note 10)	29,117	9,089
Total current liabilities	182,172	171,564
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	1,087,992	1,002,028
Other non-current liabilities (Note 10)	87,103	68,758
Total non-current liabilities	1,175,095	1,070,786
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2016 - 200,000) (Note 12)	259,661	254,899
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2016 – one)	—	—
144,789,334 shares of Class A Common Stock of $0.08 each (December 31, 2016 – 143,449,913)	11,583	11,476
Nil shares of Class B Common Stock of $0.08 each (December 31, 2016 – nil)	—	—
Additional paid-in capital	1,907,409	1,910,244
Accumulated deficit	(1,768,666)	(1,785,536)
Accumulated other comprehensive loss	(209,249)	(243,988)
Total CME Ltd. shareholders’ deficit	(58,923)	(107,804)
Noncontrolling interests	381	1,272
Total deficit	(58,542)	(106,532)
Total liabilities and equity	$1,558,386	$1,390,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$181,856	$175,206	$316,858	$304,206
Operating expenses:
Content costs	76,709	77,282	150,111	149,260
Other operating costs	15,395	17,939	29,951	34,393
Depreciation of property, plant and equipment	8,293	7,627	16,052	14,912
Amortization of broadcast licenses and other intangibles	2,053	2,114	4,162	4,174
Cost of revenues	102,450	104,962	200,276	202,739
Selling, general and administrative expenses	28,583	26,353	53,491	49,813
Operating income	50,823	43,891	63,091	51,654
Interest expense (Note 14)	(21,973)	(29,545)	(45,728)	(78,699)
Loss on extinguishment of debt	—	(150,158)	—	(150,158)
Non-operating income / (expense), net (Note 15)	7,141	(167)	9,466	1,249
Income / (loss) before tax	35,991	(135,979)	26,829	(175,954)
Provision for income taxes	(8,193)	(5,270)	(10,305)	(5,989)
Net income / (loss)	27,798	(141,249)	16,524	(181,943)
Net loss / (income) attributable to noncontrolling interests	137	(68)	346	191
Net income / (loss) attributable to CME Ltd.	$27,935	$(141,317)	$16,870	$(181,752)

Net income / (loss)	$27,798	$(141,249)	$16,524	$(181,943)
Other comprehensive income / (loss)
Currency translation adjustment	30,904	(11,056)	32,976	8,002
(Loss) / gain on derivative instruments (Note 11)	(40)	(2,973)	1,218	(4,221)
Total other comprehensive income / (loss)	30,864	(14,029)	34,194	3,781
Comprehensive income / (loss)	58,662	(155,278)	50,718	(178,162)
Comprehensive loss / (income) attributable to noncontrolling interests	590	(237)	891	336
Comprehensive income / (loss) attributable to CME Ltd.	$59,252	$(155,515)	$51,609	$(177,826)

PER SHARE DATA (Note 17):
Net income / (loss) per share:
Net income / (loss) attributable to CME Ltd. — basic	$0.10	$(0.98)	$0.05	$(1.29)
Net income / (loss) attributable to CME Ltd. — diluted	0.07	(0.98)	0.04	(1.29)

Weighted average common shares used in computing per share amounts (000’s):
Basic	155,738	149,083	155,269	148,080
Diluted	235,952	149,083	230,872	148,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	1,675	—	—	—	1,675
Exercise of warrants (Note 13)	—	—	527,268	42	—	—	485	—	—	—	527
Share issuance, stock-based compensation	—	—	812,153	65	—	—	(65)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(168)	—	—	—	(168)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,762)	—	—	—	(4,762)
Net income	—	—	—	—	—	—	—	16,870	—	(346)	16,524
Gain on derivative instruments	—	—	—	—	—	—	—	—	1,218	—	1,218
Currency translation adjustment	—	—	—	—	—	—	—	—	33,521	(545)	32,976
BALANCE June 30, 2017	1	$—	144,789,334	$11,583	—	$—	$1,907,409	$(1,768,666)	$(209,249)	$381	$(58,542)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$16,524	$(181,943)
Adjustments to reconcile net income / (loss) to net cash generated from continuing operating activities:
Amortization of program rights	150,111	149,260
Depreciation and other amortization	23,137	38,232
Interest and related Guarantee Fees paid in kind	15,606	22,257
Loss on extinguishment of debt	—	150,158
(Gain) / loss on disposal of fixed assets	(46)	17
Deferred income taxes	(1,005)	5,972
Stock-based compensation (Note 16)	1,675	1,717
Change in fair value of derivatives	621	11,219
Foreign currency exchange gain, net	(9,541)	(13,177)
Changes in assets and liabilities:
Accounts receivable, net	7,337	1,499
Accounts payable and accrued liabilities	(9,894)	(5,914)
Program rights	(148,732)	(153,497)
Other assets and liabilities	(1,873)	(326)
Accrued interest	(2,041)	(18,713)
Income taxes payable	3,076	(225)
Deferred revenue	16,855	14,407
VAT and other taxes payable	(5,040)	(3,394)
Net cash generated from continuing operating activities	$56,770	$17,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(14,698)	$(11,287)
Disposal of property, plant and equipment	117	32
Net cash used in continuing investing activities	$(14,581)	$(11,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$—	$533,963
Repayment of debt	—	(540,699)
Debt transaction costs	—	(9,541)
Payment of credit facilities and capital leases	(1,208)	(647)
Settlement of forward currency swaps	—	(12,106)
Proceeds from exercise of warrants	527	5,060
Proceeds from sale-leaseback transactions	2,746	—
Payments of withholding tax on net share settlement of share-based compensation	(168)	—
Net cash provided by / (used in) continuing financing activities	$1,897	$(23,970)

Net cash provided by discontinued operations - investing activities	1,045	705
Impact of exchange rate fluctuations on cash and cash equivalents	6,769	1,734
Net increase / (decrease) in cash and cash equivalents	$51,900	$(15,237)
CASH AND CASH EQUIVALENTS, beginning of period	43,459	61,679
CASH AND CASH EQUIVALENTS, end of period	$95,359	$46,442

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$21,173	$35,712
Cash paid for Guarantee Fees that may be paid in kind	7,078	20,000
Cash paid for income taxes, net of refunds	7,512	172

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$4,762	$8,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with six operating segments; Bulgaria, Croatia, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 18, "Segment Data" for financial information by segment. On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. See Note 21, "Subsequent Events" for further information.
We are the market-leading broadcasters in each of our operating countries with a combined portfolio of 36 television channels. Each of our broadcast operations develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) and internet protocol television ("IPTV") operators for carriage of our channels. With the exception of our Bulgarian operations, we own 100% of our broadcast operating and license companies in each country.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 9, 2017. Our significant accounting policies have not changed since December 31, 2016, except as noted below.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Discontinued Operations and Assets Held for Sale
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation qualifies for held-for-sale accounting. Management judgment is required to (1) assess the criteria required to qualify for held-for-sale accounting, and (2) estimate fair value. Changes to the operation could cause it to no longer qualify for held-for-sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.
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
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning January 1, 2018. We have substantially completed our evaluation of the contractual terms of our significant revenue streams in each or our operating segments. While we are still in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements, we currently do not expect the impact of this new guidance to be material.
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
In August 2016, the FASB issued guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to us, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. The guidance requires a retrospective transition method and is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. We expect to adopt this guidance as of January 1, 2018. Upon adoption, our net cash flows generated from / used in continuing operating activities for the year ended December 31, 2016 will decrease by US$ 110.7 million with a corresponding increase in net cash used in / provided by continuing financing activities.
In January 2017, the FASB issued guidance which is intended to simplify goodwill impairment testing by eliminating Step 2, and instead recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The guidance also eliminates the requirement to perform a qualitative analysis for reporting units with a negative carrying value. The guidance is effective for annual and interim impairment tests after January 1, 2020, with early adoption permitted for interim and annual impairment tests performed from January 1, 2017. We expect to early adopt the guidance in the fourth quarter of 2017.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2017 and December 31, 2016 was as follows:

	Bulgaria	Croatia	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2016	$171,389	$10,988	$744,483	$82,786	$46,089	$19,400	$1,075,135
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Balance, December 31, 2016	26,750	534	456,938	71,758	46,089	—	602,069
Foreign currency	2,209	60	53,458	5,540	3,823	—	65,090
Balance, June 30, 2017	28,959	594	510,396	77,298	49,912	—	667,159
Accumulated impairment losses	(144,639)	(10,454)	(287,545)	(11,028)	—	(19,400)	(473,066)
Gross Balance, June 30, 2017	$173,598	$11,048	$797,941	$88,326	$49,912	$19,400	$1,140,225
Other intangible assets:
Changes in the net book value of our other intangible assets as at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$87,490	$—	$87,490	$80,324	$—	$80,324
Amortized:
Broadcast licenses	206,536	(148,517)	58,019	185,686	(130,325)	55,361
Trademarks	638	(638)	—	591	(591)	—
Customer relationships	55,909	(53,825)	2,084	51,338	(48,997)	2,341
Other	1,659	(1,466)	193	1,522	(1,208)	314
Total	$352,232	$(204,446)	$147,786	$319,461	$(181,121)	$138,340
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2017	December 31, 2016
Long-term debt	$1,082,873	$999,209
Other credit facilities and capital leases	7,505	4,313
Total long-term debt and other financing arrangements	1,090,378	1,003,522
Less: current maturities	(2,386)	(1,494)
Total non-current long-term debt and other financing arrangements	$1,087,992	$1,002,028
Financing Transactions
Pursuant to an amendment in March 2017 to the Reimbursement Agreement (as defined below) with Time Warner Inc. ("Time Warner"), as guarantor of our obligations under the Euro Term Loans (as defined below), the grid pricing structure on the all-in rate that applied only to the 2021 Euro Term Loan (as defined below) was extended to the 2018 Euro Term Loan (as defined below) and the 2019 Euro Term Loan (as defined below), with a reduction in the pricing under the grid for each of the Euro Term Loans resulting in an all-in rate ranging from 8.5% if our net leverage is greater than or equal to seven times to 5.0% if our net leverage is less than five times. In addition, we can achieve a further 50 basis point reduction in the all-in rate if we reduce our long-term debt to less than EUR 815.0 million, subject to certain adjustments in respect of specified debt repayments, on or prior to September 30, 2018. We are now required to pay the first 5.0% of the all-in rate (including the base rate and the rate paid pursuant to customary hedging arrangements) on the Euro Term Loans in cash and the remainder may be paid in cash or in kind, at our option. As a result of this amendment to the Reimbursement Agreement, we reduced our average borrowing costs across all of our long-term debt by 150 basis points in March 2017. Our cost of borrowing across all of our long-term debt will automatically decrease further upon the achievement of certain net leverage ratios. For details, see the table below under the heading "Reimbursement Agreement and Guarantee Fees".

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Overview
Total long-term debt and credit facilities comprised the following at June 30, 2017:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$286,213	$(500)	$285,713
2019 Euro Term Loan	268,565	(422)	268,143
2021 Euro Term Loan	534,995	(5,978)	529,017
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,089,773	$(6,900)	$1,082,873

(1)
Debt issuance costs related to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan (each as defined below and collectively, the “Euro Term Loans”) are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2021 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2021 Revolving Credit Facility.

Long-term Debt
Our long-term debt comprised the following at June 30, 2017 and December 31, 2016:

	Carrying Amount		Fair Value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
2018 Euro Term Loan	$285,713	$263,734	$268,893	$233,297
2019 Euro Term Loan	268,143	247,594	238,844	203,314
2021 Euro Term Loan	529,017	487,881	440,187	369,738
	$1,082,873	$999,209	$947,924	$806,349
2018 Euro Term Loan
As at June 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 250.8 million (approximately US$ 286.2 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at June 30, 2017, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. The 2018 Euro Term Loan matures on November 1, 2018 and may be prepaid at our option, in whole or in part, without premium or penalty at any time from August 1, 2017. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Time Warner and certain of its subsidiaries.
The fair values of the 2018 Euro Term Loan as at June 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.
2019 Euro Term Loan
As at June 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 268.6 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at June 30, 2017, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
The fair values of the 2019 Euro Term Loan as at June 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Euro Term Loan
As at June 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 535.0 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at June 30, 2017, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
The fair values of the 2021 Euro Term Loan as at June 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2021 Euro Term Loan, and as such are not required to be accounted for separately.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the Euro Term Loans, we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and the reimbursement to Time Warner of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility (described below).
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
Our consolidated net leverage as at June 30, 2017 and December 31, 2016 was 6.1x and 6.9x, respectively. For the three and six months ended June 30, 2017 and 2016, we recognized US$ 14.6 million and US$ 31.0 million and US$ 19.8 million and US$ 28.9 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2018 Euro Term Loan and the 2019 Euro Term Loan are payable semi-annually in arrears on each May 1 and November 1, in cash or in kind, by adding such semi-annual Guarantee Fees to any such amount then outstanding. The Guarantee Fees relating to the 2021 Euro Term Loan are payable semi-annually in arrears on each June 1 and December 1. The first 5.0% of the all-in rate for each facility (including the base rate and the rate paid pursuant to the hedging arrangements) must be paid in cash and the remainder is payable at our election in cash or in kind.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%		0.21%	(1)	5.54%	7.25%
2019 Euro Term Loan	1.50%		0.31%		5.44%	7.25%
2021 Euro Term Loan	1.50%		0.28%		5.47%	7.25%
2021 Revolving Credit Facility (2)	9.30%	(3)	—%		—%	9.30%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the Guarantee Fee rate, such that the all-in borrowing rate remains 7.25% if our net leverage ratio remains unchanged.

(2)	As at June 30, 2017, the 2021 Revolving Credit Facility was undrawn.

(3)	Based on the three month LIBOR of 1.30% as at June 30, 2017.
2021 Revolving Credit Facility
As at June 30, 2017, we had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn. The aggregate principal amount available decreases to US$ 50.0 million with effect from January 1, 2018 or, if earlier, upon the repayment of the 2018 Euro Term Loan with the expected proceeds from the sale of our Croatia and Slovenia operations (see Note 21, "Subsequent Events").
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternative base rate plus 7.0% or an amount equal to the greater of (i) an adjusted LIBOR and (ii) 1.0%, plus, in each case, 8.0%, with the first 5.0% payable in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount outstanding under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% (if our net leverage is greater than or equal to seven times) to 7.0% per annum (if our net leverage ratio is less than five times). The maturity date of the 2021 Revolving Credit Facility is February 19, 2021. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Credit facilities (1) – (3)	$—	$—
Capital leases	7,505	4,313
Total credit facilities and capital leases	7,505	4,313
Less: current maturities	(2,386)	(1,494)
Total non-current credit facilities and capital leases	$5,119	$2,819

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances deposited with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2017, we had deposits of US$ 19.1 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2016, we had deposits of US$ 16.4 million in and no drawings on the BMG cash pool.

(2)
As at June 30, 2017 and December 31, 2016, there were no drawings outstanding under a CZK 675.0 million (approximately US$ 29.4 million) factoring framework agreement with Factoring České spořitelny, a.s. Under this facility, up to CZK 675.0 million (approximately US$ 29.4 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.3% of any factored receivable and bears interest at one-month PRIBOR plus 2.5% per annum for the period that receivables are factored and outstanding.

(3)
As at June 30, 2017 and December 31, 2016, there were RON 31.8 million (approximately US$ 8.0 million) and RON 105.7 million (approximately US$ 24.6 million), respectively, of receivables factored under a factoring framework agreement with Global Funds IFN S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total Group
At June 30, 2017, the maturity of our long-term debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2017	$—
2018	286,213
2019	268,565
2020	—
2021	534,995
2022 and thereafter	—
Total long-term debt and credit facilities	1,089,773
Debt issuance costs	(6,900)
Carrying amount of long-term debt and credit facilities	$1,082,873
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2017:

2017	$1,296
2018	2,314
2019	1,980
2020	1,480
2021	590
2022 and thereafter	—
Total undiscounted payments	7,660
Less: amount representing interest	(155)
Present value of net minimum lease payments	$7,505
5.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Program rights:
Acquired program rights, net of amortization	$197,010	$183,303
Less: current portion of acquired program rights	(91,002)	(86,151)
Total non-current acquired program rights	106,008	97,152
Produced program rights – feature films:
Released, net of amortization	997	1,039
Produced program rights – television programs:
Released, net of amortization	59,603	54,149
Completed and not released	4,636	2,593
In production	30,365	23,712
Development and pre-production	1,324	711
Total produced program rights	96,925	82,204
Total non-current acquired program rights and produced program rights	$202,933	$179,356

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Unrelated customers	$197,631	$187,937
Less: allowance for bad debts and credit notes	(11,173)	(9,598)
Total accounts receivable	$186,458	$178,339
7.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current:
Prepaid acquired programming	$17,574	$22,511
Other prepaid expenses	8,759	5,270
VAT recoverable	679	713
Income taxes recoverable	320	206
Other	2,859	3,771
Total other current assets	$30,191	$32,471

	June 30, 2017	December 31, 2016
Non-current:
Capitalized debt costs	$14,290	$15,018
Deferred tax	5,105	4,570
Other	2,121	1,855
Total other non-current assets	$21,516	$21,443
Capitalized debt costs are being amortized over the term of the 2021 Revolving Credit Facility using the straight-line method.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land and buildings	$100,695	$90,988
Machinery, fixtures and equipment	226,736	202,110
Other equipment	36,407	33,752
Software licenses	64,181	55,542
Construction in progress	2,180	5,316
Total cost	430,199	387,708
Less: accumulated depreciation	(314,217)	(278,619)
Total net book value	$115,982	$109,089

Assets held under capital leases (included in the above)
Land and buildings	$3,989	$3,684
Machinery, fixtures and equipment	11,034	6,338
Total cost	15,023	10,022
Less: accumulated depreciation	(5,628)	(4,316)
Total net book value	$9,395	$5,706

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the six months ended June 30, 2017 and 2016 was comprised of:

	For the Six Months Ended June 30,
	2017	2016
Opening balance	$109,089	$108,522
Additions	12,604	10,043
Disposals	(71)	(49)
Depreciation	(16,052)	(14,912)
Foreign currency movements	10,412	2,040
Ending balance	$115,982	$105,644
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$61,076	$59,522
Related party accounts payable	112	192
Programming liabilities	22,551	29,249
Related party programming liabilities	19,839	18,959
Duties and other taxes payable	9,244	13,446
Accrued staff costs	16,474	20,565
Accrued interest payable	3,131	2,941
Related party accrued interest payable (including Guarantee Fees)	7,935	9,588
Income taxes payable	9,394	5,514
Other accrued liabilities	913	1,005
Total accounts payable and accrued liabilities	$150,669	$160,981
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current:
Deferred revenue	$24,413	$5,333
Legal provision	3,050	2,680
Other	1,654	1,076
Total other current liabilities	$29,117	$9,089

	June 30, 2017	December 31, 2016
Non-current:
Deferred tax	$21,616	$20,335
Related party Commitment Fee payable (1)	10,322	9,905
Related party Guarantee Fee payable (Note 4)	49,682	34,492
Other	5,483	4,026
Total other non-current liabilities	$87,103	$68,758

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
Hedge Accounting Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets as other current and other non-current liabilities based on their maturity, and the effective portion of the changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in the change in fair value of derivatives in our condensed consolidated statements of operations and comprehensive income / loss. For the three and six months ended June 30, 2017 and 2016, we did not recognize any charges related to hedge ineffectiveness.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at June 30, 2017
April 5, 2016	5	Interest rate swap	EUR	468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(1,098)
April 5, 2016	4	Interest rate swap	EUR	250,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(363)
November 10, 2015	3	Interest rate swap	EUR	235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,504)
November 14, 2014	2	Interest rate swap	EUR	250,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(216)
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
Non-Hedge Accounting Activities
The change in fair value of derivatives not designated as hedging instruments comprised the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) / gain on currency swaps	$(1,100)	$2,544	$(732)	$(11,506)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Foreign Currency Risk
We have entered into the below forward foreign exchange contract to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. Information relating to financial instruments as at June 30, 2017 is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at June 30, 2017
January 31, 2017	1	EUR / USD forward	$11,260	December 21, 2017	USD-denominated operating payments	$(638)
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
12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), were issued and outstanding as at June 30, 2017 and December 31, 2016. As at June 30, 2017 and December 31, 2016, the carrying value of the Series B Preferred Shares was US$ 259.7 million and US$ 254.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of June 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 107.1 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 to June 24, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2017, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2017 and 2016, we recognized accretion on the Series B Preferred Shares of US$ 2.4 million and US$ 4.8 million; and US$ 4.4 million and US$ 9.0 million, respectively, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2017 and December 31, 2016.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2017 and December 31, 2016. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2017 and December 31, 2016 (see Note 12, "Convertible Redeemable Preferred Shares"). As of June 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 107.1 million shares of Class A common stock.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2017 and December 31, 2016. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 144.8 million and 143.4 million shares of Class A common stock outstanding at June 30, 2017 and December 31, 2016, respectively, and no shares of Class B common stock outstanding at June 30, 2017 or December 31, 2016.
As at June 30, 2017, TW Investor owns 42.4% of the outstanding shares of Class A common stock and has a 46.6% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the six months ended June 30, 2017, 527,268 warrants were exercised resulting in net proceeds to us of approximately US$ 0.5 million. As at June 30, 2017, 106,475,777 warrants remained outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the six months ended June 30, 2017 comprised the following:

	Currency translation adjustment, net	(Loss) / Gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2016	$(239,537)	$(4,451)	$(243,988)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany transactions (1)	6,682	—	6,682
Foreign exchange gain on the Series B Preferred Shares	20,451	—	20,451
Currency translation adjustment	6,388	—	6,388
Change in the fair value of hedging instruments	—	(178)	(178)
Amounts reclassified from accumulated other comprehensive loss (2)	—	1,396	1,396
Net other comprehensive income	33,521	1,218	34,739
BALANCE June 30, 2017	$(206,016)	$(3,233)	$(209,249)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)	Amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2017 were reclassified to interest expense.
14.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest on long-term debt and other financing arrangements	$20,484	$26,901	$42,805	$59,553
Amortization of capitalized debt issuance costs	1,489	2,302	2,923	6,201
Amortization of debt issuance discount	—	342	—	12,945
Total interest expense	$21,973	$29,545	$45,728	$78,699
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 21.2 million and US$ 35.7 million during the six months ended June 30, 2017 and 2016, respectively. In addition, we paid US$ 7.1 million and US$ 20.0 million of Guarantee Fees in cash during the six months ended June 30, 2017 and 2016, respectively, for which we had the option to pay in kind.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

15.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$110	$285	$189	$393
Foreign currency exchange gain / (loss), net	8,086	(3,002)	9,767	12,420
Change in fair value of derivatives (Note 11)	(1,100)	2,544	(732)	(11,506)
Other income / (expense), net	45	6	242	(58)
Total other non-operating income / (expense)	$7,141	$(167)	$9,466	$1,249
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
For the three and six months ended June 30, 2017 and 2016, we recognized charges for stock-based compensation of US$ 0.9 million and US$ 1.7 million; and US$ 0.9 million and US$ 1.7 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock Options
There was no option activity during the six months ended June 30, 2017. The summary of stock options outstanding as at June 30, 2017 and December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,011,392	$2.32	8.58	$453
Outstanding at June 30, 2017	2,011,392	$2.32	8.08	$3,370
Vested and expected to vest	2,011,392	2.32	8.08	3,370
Exercisable at June 30, 2017	902,848	$2.31	8.01	$1,526
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of June 30, 2017 and the exercise prices multiplied by the number of in-the-money options) represents the value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2017. This amount changes based on the fair value of our Class A common stock. As at June 30, 2017, there was US$ 1.6 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.1 years.
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
The following table summarizes information about unvested RSU and PRSU as at June 30, 2017:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,542,625	$2.61
Granted	1,158,887	3.62
Vested	(912,246)	2.65
Forfeited	(75,582)	1.53
Unvested at June 30, 2017	2,713,684	$3.06
As at June 30, 2017, the intrinsic value of unvested RSUs was US$ 10.9 million. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2017 was US$ 6.0 million and is expected to be recognized over a weighted-average period of 2.3 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income / (loss) from continuing operations	$27,798	$(141,249)	$16,524	$(181,943)
Net loss / (income) attributable to noncontrolling interests	137	(68)	346	191
Less: preferred share accretion paid in kind (Note 12)	(2,405)	(4,440)	(4,762)	(8,950)
Less: income allocated to Series B Preferred Shares	(10,376)	—	(4,917)	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — basic	15,154	(145,757)	7,191	(190,702)

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	2,429	—	1,103	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — diluted	$17,583	$(145,757)	$8,294	$(190,702)

Weighted average outstanding shares of common stock — basic (1)	155,738	149,083	155,269	148,080
Dilutive effect of common stock warrants, employee stock options and RSUs	80,214	—	75,603	—
Weighted average outstanding shares of common stock — diluted	235,952	149,083	230,872	148,080

Net income / (loss) per share:
Net income / (loss) attributable to CME Ltd. — basic	$0.10	$(0.98)	$0.05	$(1.29)
Net income / (loss) attributable to CME Ltd. — diluted	0.07	(0.98)	0.04	(1.29)

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

At June 30, 2017, 1,109,222 (June 30, 2016: 106,510,057) warrants, stock options, RSUs and shares underlying the Series B Preferred Shares were antidilutive to income from continuing operations and excluded from the calculation of earnings per share. These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
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
Our segments generate revenues primarily from the sale of advertising and sponsorship on our channels. This is supplemented by revenues from cable and satellite television service providers that carry our channels on their platforms and from revenues through the sale of distribution rights to third parties. Intersegment revenues and profits have been eliminated in consolidation.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2017 and 2016 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at June 30, 2017 and December 31, 2016 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Bulgaria	$20,774	$20,455	$36,079	$36,314
Croatia	16,521	16,559	27,589	28,204
Czech Republic	53,371	50,919	92,845	89,527
Romania	48,570	48,929	87,514	81,299
Slovak Republic	24,624	22,540	42,964	41,602
Slovenia	18,453	16,116	30,670	27,769
Intersegment revenues (1)	(457)	(312)	(803)	(509)
Total net revenues	$181,856	$175,206	$316,858	$304,206

(1)	Reflects revenues earned from the sale of content to our other segments. All other revenues are third party revenues.

OIBDA and reconciliation of OIBDA to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Bulgaria	$3,079	$5,954	$4,436	$7,023
Croatia	5,171	4,501	6,257	5,902
Czech Republic	25,553	23,099	36,512	33,173
Romania	22,268	22,962	36,954	32,424
Slovak Republic	7,522	3,158	8,395	5,551
Slovenia	4,386	1,624	4,389	916
Elimination	39	(62)	41	(68)
Total operating segments	68,018	61,236	96,984	84,921
Corporate	(6,849)	(7,604)	(13,679)	(14,181)
Total OIBDA	61,169	53,632	83,305	70,740
Depreciation of property, plant and equipment	(8,293)	(7,627)	(16,052)	(14,912)
Amortization of broadcast licenses and other intangibles	(2,053)	(2,114)	(4,162)	(4,174)
Operating income	50,823	43,891	63,091	51,654
Interest expense (Note 14)	(21,973)	(29,545)	(45,728)	(78,699)
Loss on extinguishment of debt	—	(150,158)	—	(150,158)
Non-operating income / (expense), net (Note 15)	7,141	(167)	9,466	1,249
Income / (loss) before tax	$35,991	$(135,979)	$26,829	$(175,954)

Total assets (1):	June 30, 2017	December 31, 2016
Bulgaria	$139,982	$130,873
Croatia	60,255	49,135
Czech Republic	801,045	700,190
Romania	294,236	266,132
Slovak Republic	146,492	131,220
Slovenia	79,136	72,381
Total operating segments	1,521,146	1,349,931
Corporate	37,240	40,786
Total assets	$1,558,386	$1,390,717

(1)	Segment assets exclude any intercompany balances.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capital expenditures:	For the Six Months Ended June 30,
	2017	2016
Bulgaria	$2,019	$988
Croatia	862	1,080
Czech Republic	5,088	2,863
Romania	2,966	2,334
Slovak Republic	900	824
Slovenia	1,759	1,715
Total operating segments	13,594	9,804
Corporate	1,104	1,483
Total capital expenditures	$14,698	$11,287

Long-lived assets (1):	June 30, 2017	December 31, 2016
Bulgaria	$6,691	$6,280
Croatia	5,926	5,832
Czech Republic	42,199	39,529
Romania	25,114	22,796
Slovak Republic	16,967	15,326
Slovenia	14,397	14,177
Total operating segments	111,294	103,940
Corporate	4,688	5,149
Total long-lived assets	$115,982	$109,089

(1)	Reflects property, plant and equipment.

Consolidated revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Television advertising	$149,521	$149,012	$258,035	$253,183
Carriage fees and subscriptions	25,356	19,862	46,739	39,071
Other	6,979	6,332	12,084	11,952
Total net revenues	$181,856	$175,206	$316,858	$304,206
19.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2017, we had total commitments of US$ 129.2 million (December 31, 2016: US$ 128.2 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2017	$34,824	$12,336	$1,892	$1,735
2018	35,647	6,414	2,578	31
2019	25,133	11,509	1,173	13
2020	21,852	3,241	667	—
2021	7,110	353	497	—
2022 and thereafter	4,598	392	1,811	—
Total	$129,164	$34,245	$8,618	$1,779
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26.0 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system in Slovakia, the three cases dealing with the other notes were initially assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims. We are currently unable to estimate for what amount, if any, we may be liable if the plaintiff is ultimately successful in pursuing their claims.
b) Other
In the second quarter of 2017, the largest private company and advertiser in Croatia, Agrokor d.d. ("Agrokor"), entered government administration facing significant liquidity issues. Agrokor has since obtained short-term financing and is in the process of obtaining additional long-term liquidity while the Croatian government-appointed administrator determines Agrokor's restructuring plans, which may include asset disposals, pending an agreement being reached with its creditors. As at June 30, 2017, we had receivables, net of an allowance for doubtful accounts, related to Agrokor and its group companies totaling US$ 2.6 million.
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 46.6% voting interest in CME Ltd. as at June 30, 2017, as material related party transactions.
Time Warner

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$5,354	$4,750	$11,091	$11,446
Interest expense	16,497	23,994	34,751	65,499

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Programming liabilities	$19,839	$18,959
Other accounts payable and accrued liabilities	112	192
Accrued interest payable (1)	7,935	9,588
Other non-current liabilities (2)	60,004	44,397

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".
21.    SUBSEQUENT EVENTS
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 262.5 million), subject to customary working capital adjustments. We expect the transaction to close before the end of 2017, subject to obtaining regulatory approvals and other customary closing conditions being satisfied. If the transaction is terminated by either party because the transaction has not closed prior by December 31, 2017 (which date may be extended under certain circumstances to March 31, 2018), we would receive a termination fee of EUR 7.0 million (approximately US$ 8.0 million), subject to certain exceptions, including if the requisite regulatory approvals have not been obtained as a result of the Purchaser being required to make specified material divestitures as a condition to any requisite regulatory approvals.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•	"2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	"2017 Term Loan" refers to our 15.0% term loan facility due 2017, dated as of February 28, 2014, as amended and restated on November 14, 2014, repaid in April 2016;

•
"2018 Euro Term Loan" refers to CME Ltd.'s floating rate senior unsecured term credit facility due 2018, guaranteed by CME BV and Time Warner, dated as of November 14, 2014 and amended on March 9, 2015, February 19, 2016 and June 22, 2017;

•
"2019 Euro Term Loan" refers to CME Ltd.'s floating rate senior unsecured term credit facility due 2019, guaranteed by CME BV and Time Warner, dated as of September 30, 2015 and amended on February 19, 2016 and June 22, 2017;

•
"2021 Euro Term Loan" refers to CME BV's floating rate senior unsecured term credit facility due 2021, guaranteed by Time Warner and CME Ltd., dated as of February 19, 2016 and amended on June 22, 2017;

•
"2021 Revolving Credit Facility" refers to our amended and restated revolving credit facility dated as of February 28, 2014, as amended and restated as of November 14, 2014, further amended and restated on February 19, 2016 and amended on June 22, 2017;

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l. for the sale of our Croatia and Slovenia operations (see Note 21, "Subsequent Events" for further information);

•	"Euro Term Loans" refers collectively to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

•	"Guarantee Fees" refers to amounts accrued and payable to Time Warner as consideration for Time Warner's guarantees of the Euro Term Loans;

•
"Reimbursement Agreement" refers to an agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner, dated as of November 14, 2014, amended and restated on February 19, 2016 and amended on March 2, 2017 and June 22, 2017;

•	"Time Warner" refers to Time Warner Inc.; and

•	"TW Investor" refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at June 30, 2017, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the expected timing of the closing of the sale of our operations in Croatia and Slovenia and the application of proceeds from it; the effect of global economic uncertainty and Eurozone instability in our markets and the extent, timing and duration of any recovery; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our liquidity constraints and debt service obligations restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations.
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
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our co-Chief Executive Officers when evaluating our performance. Stock-based compensation and certain other items are not allocated to our segments for purposes of evaluating their performance and therefore are not included in their respective OIBDA. Our key performance measure of the efficiency of our consolidated operations and our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues.
Following a refinancing transaction in March 2017, the amount of interest and related Guarantee Fees on our outstanding indebtedness that must be paid in cash has increased. In addition to this obligation to pay more interest and related Guarantee Fees in cash, we expect to use cash generated by the business to pay certain Guarantee Fees that are payable in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 18, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2017 and 2016.
Executive Summary
The following table provides a summary of our consolidated results for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Net revenues	$181,856	$175,206	3.8%	5.5%	$316,858	$304,206	4.2%	6.6%
Operating income	50,823	43,891	15.8%	17.2%	63,091	51,654	22.1%	24.5%
Operating margin	27.9%	25.1%	2.8 p.p.	2.7 p.p.	19.9%	17.0%	2.9 p.p.	2.9 p.p.
OIBDA	$61,169	$53,632	14.1%	15.4%	$83,305	$70,740	17.8%	20.1%
OIBDA margin	33.6%	30.6%	3.0 p.p.	2.8 p.p.	26.3%	23.3%	3.0 p.p.	3.0 p.p.
Our consolidated net revenues increased in the three and six months ended June 30, 2017 compared to the corresponding period in 2016 due to growth in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew 6% overall at constant rates in the first half of 2017 compared to 2016. Our television advertising revenues grew 2% at actual rates and 4% at constant rates during the same period due primarily to significant year-on-year growth in Romania in the first three months of the year, as well as higher levels of spending in the Czech Republic, Slovenia and Bulgaria in the first half of 2017. Carriage fees and subscription revenues increased significantly in the six months ended June 30, 2017 compared to the corresponding period in 2016 due to additional carriage fees from contracts with cable, satellite and Internet protocol television ("IPTV") operators in the Slovak Republic and Slovenia since January of this year, and we continue to see overall growth in the number of subscribers to those platforms.

Index

Costs charged in arriving at OIBDA were broadly flat at actual rates in the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. At constant rates, costs increased 1% and 3% in the respective periods. Content cost inflation was minimal overall as we made targeted investments in our programming line-up when additional ratings could be monetized in Romania and to support the transition to pay-TV in the Slovak Republic, but offset some of this additional spending with fewer hours of local content in other countries. Other operating costs decreased in the second quarter and first half of 2017 due to savings from transmission costs, which offset higher bad debt charges.
Since the growth in revenue outpaced the increase in costs, our OIBDA margin increased in the three and six months ended June 30, 2017. This dynamic also drove an increase in operating income, with a similar improvement in the operating margin. We expect revenues to grow at a faster pace than costs in 2017 and for the next few years, leading to continued OIBDA margin expansion year on year although trends quarter to quarter may vary.
The spring season concluded successfully in June and our prime time and all day audience shares increased in five out of six countries during the first half of 2017 compared to the same period in 2016. We continue to leverage popular content we produce for our prime time schedules, and supplement that with both foreign and locally acquired content to ensure we continue to attract the largest audience in each of our countries in the most profitable manner.
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017 we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l., a subsidiary of United Group B.V. (“United Group”), subject to certain closing conditions, including regulatory approvals. The transaction is expected to close by the end of 2017.
Total cash consideration for the transaction is EUR 230.0 million (approximately US$ 262.5 million), subject to customary working capital adjustments. Upon closing, the proceeds will be used to repay the remaining balance of the 2018 Euro Term Loan in full, with any excess proceeds applied to repay a portion of the 2019 Euro Term Loan, which will result in a significant decrease in our net leverage ratio. Based on our results from the period ended June 30, 2017, this would reduce CME’s net leverage ratio from 6.1x to 5.1x.
Once debt is repaid following closing of the transaction, our current average borrowing cost is expected to decrease 275 basis points to 4.5%. We estimate this will result in savings of at least US$ 30.0 million of interest costs annually, which exceeds both income and cash generated in 2016 by the combined operations of Croatia and Slovenia. We expect to present these businesses as discontinued operations starting in the third quarter of 2017. Total net assets of these businesses as at June 30, 2017 were approximately US$ 115.3 million.
Free Cash Flow and Unlevered Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2017	2016	Movement
Net cash generated from continuing operating activities	$56,770	$17,549	NM (1)
Capital expenditures, net	(14,581)	(11,255)	(29.6)%
Free cash flow	42,189	6,294	NM (1)
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	21,173	35,712	(40.7)%
Cash paid for Guarantee Fees that may be paid in kind	7,078	20,000	(64.6)%
Unlevered free cash flow	$70,440	$62,006	13.6%
(1)    Number is not meaningful.

(US$ 000's)	June 30, 2017	December 31, 2016	Movement
Cash and cash equivalents	$95,359	$43,459	119.4%
Our unlevered free cash flow increased during the first six months of 2017 compared to the same period in 2016 reflecting higher cash collections from revenue growth and lower cash spending on programming. This was partially offset by higher cash paid for income taxes and capital expenditures. Free cash flow increased significantly more than unlevered free cash flow due to a significant decrease in cash paid for interest and Guarantee Fees because last year we paid accrued interest related to the 2017 PIK Notes and 2017 Term Loan when they were refinanced in April 2016, and we also repaid US$ 20.0 million of accrued Guarantee Fees previously paid in kind in the first half of 2016.
Following the repricing of our Guarantee Fees completed in March 2017, we are now required to pay a portion of the Guarantee Fees related to all of the Euro Term Loans in cash. However, the total amount of cash paid for interest and Guarantee Fees is expected to decrease significantly in 2017 due to the lower all-in rate payable following that transaction, and additional non-repeating payments that were made in 2016 when we elected to repay in cash a total of US$ 27.5 million of accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind. As a result, we expect free cash flow to increase significantly in 2017 compared to 2016.
In August 2017 we anticipate repaying approximately EUR 50.0 million (approximately US$ 57.1 million) of the principal outstanding on the 2018 Euro Term Loan.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2017:

	For the Six Months Ended June 30, 2017
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.5%	4.5%	7%
Croatia	2.7%	3.3%	(4)%
Czech Republic	3.1%	3.1%	5%
Romania*	4.6%	5.8%	14%
Slovak Republic	3.1%	3.2%	0%
Slovenia	4.2%	3.3%	4%
Total CME Ltd. Markets	3.6%	4.0%	6%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first six months of 2017, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Romania continued to be one of the fastest growing economies in the European Union, and is forecast to be the leader for the remainder of 2017. Similar to the last few years, it has been reported that GDP growth in our markets has been less reliant on growth in exports, and domestic demand has played a larger role in economic expansion. In Romania, lower income tax rates and increases to the minimum wage have provided continued support for higher disposable income. Consumer confidence remains strong in the Czech and Slovak Republics, reflecting historically low rates of unemployment in those countries. We believe the growth in real private consumption forecast for 2017 will support overall growth in the television advertising markets across the six countries where we operate, although growth may not be realized in every market as financial difficulties with Agrokor, the largest advertiser in Croatia, may result in lower spending there.
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
We estimate that the TV advertising markets in the countries in which we operate increased by 6% on average at constant rates in the six months ended June 30, 2017 compared to the same period in 2016. In Bulgaria, we estimate that all commercial broadcasters increased their average prices, which more than offset selling fewer gross ratings points ("GRPs"). The market in Croatia decreased due to lower spending by Agrokor, which has entered government administration and is facing a potential restructuring. Spending from Agrokor in Croatia is expected to be lower in 2017 than in 2016, which could cause total spending for advertising on television to decline overall. In the Czech Republic, more advertising was sold and average prices increased. In Romania, the market grew because the increase in demand for advertising that started in the second quarter of 2016 led to significant increases in both GRPs sold and average prices in the first half of 2017 compared to the same period in 2016. In the second quarter of 2016 our main channel aired the European football championship, which increased inventory available and sold last year. Excluding the benefit of the tournament last year, we estimate the market grew 6% year-on-year in the second quarter of 2017 and 16% in the first half of 2017. We expect market growth for 2017 will be lower than the growth rate in the first half of the year due to difficult comparatives for the remainder of the year, including the third quarter of 2016 when our main channel aired the remaining games of the European football championship. In the Slovak Republic, the market was flat following the end of spending on informational and political campaigns that took place from the second half of 2015 through the first half of 2016. If this spending in the first half of 2016 is excluded, we estimate the market grew 10%, reflecting continued strong demand by the private sector. In Slovenia, higher spending reflected the anticipation of faster growth in private consumption during the year resulting in higher average prices.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$20,774	$20,455	1.6%	3.5%	$36,079	$36,314	(0.6)%	1.8%
Croatia	16,521	16,559	(0.2)%	0.7%	27,589	28,204	(2.2)%	(1.0)%
Czech Republic	53,371	50,919	4.8%	5.0%	92,845	89,527	3.7%	5.2%
Romania	48,570	48,929	(0.7)%	2.3%	87,514	81,299	7.6%	11.3%
Slovak Republic	24,624	22,540	9.2%	11.3%	42,964	41,602	3.3%	5.9%
Slovenia	18,453	16,116	14.5%	16.7%	30,670	27,769	10.4%	13.2%
Intersegment revenues	(457)	(312)	NM (1)	NM (1)	(803)	(509)	NM (1)	NM (1)
Total net revenues	$181,856	$175,206	3.8%	5.5%	$316,858	$304,206	4.2%	6.6%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$3,079	$5,954	(48.3)%	(47.5)%	$4,436	$7,023	(36.8)%	(35.7)%
Croatia	5,171	4,501	14.9%	15.5%	6,257	5,902	6.0%	6.9%
Czech Republic	25,553	23,099	10.6%	10.1%	36,512	33,173	10.1%	10.9%
Romania	22,268	22,962	(3.0)%	(0.3)%	36,954	32,424	14.0%	17.7%
Slovak Republic	7,522	3,158	138.2%	140.9%	8,395	5,551	51.2%	54.7%
Slovenia	4,386	1,624	170.1%	164.2%	4,389	916	NM (1)	NM (1)
Eliminations	39	(62)	NM (1)	NM (1)	41	(68)	NM (1)	NM (1)
Total operating segments	68,018	61,236	11.1%	12.3%	96,984	84,921	14.2%	16.4%
Corporate	(6,849)	(7,604)	9.9%	9.0%	(13,679)	(14,181)	3.5%	2.0%
Consolidated OIBDA	$61,169	$53,632	14.1%	15.4%	$83,305	$70,740	17.8%	20.1%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$14,542	$14,682	(1.0)%	1.0%
Carriage fees and subscriptions	4,782	4,641	3.0%	4.8%
Other	1,450	1,132	28.1%	30.3%
Net revenues	20,774	20,455	1.6%	3.5%
Costs charged in arriving at OIBDA	17,695	14,501	22.0%	24.5%
OIBDA	$3,079	$5,954	(48.3)%	(47.5)%

OIBDA margin	14.8%	29.1%	(14.3) p.p.	(14.4) p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$24,311	$24,646	(1.4)%	1.1%
Carriage fees and subscriptions	9,455	9,212	2.6%	5.1%
Other	2,313	2,456	(5.8)%	(3.5)%
Net revenues	36,079	36,314	(0.6)%	1.8%
Costs charged in arriving at OIBDA	31,643	29,291	8.0%	10.9%
OIBDA	$4,436	$7,023	(36.8)%	(35.7)%

OIBDA margin	12.3%	19.3%	(7.0) p.p.	(7.2) p.p.
The television advertising market in Bulgaria increased an estimated 7% at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates in the second quarter and first half of 2017 compared to the same periods in 2016 due to higher prices in our sales policy for the year, which more than offset a reduction in the volume of GRPs sold. Carriage fees and subscription revenues increased due to continued efforts to secure new contracts with cable, satellite and IPTV operators with improved pricing.
On a constant currency basis, costs charged in arriving at OIBDA increased in the second quarter of 2017 compared to the same period of 2016 due primarily to higher bad debt charges, as well as an increase of 10% in content costs, resulting from additional hours of local content in the schedule and a format that was more expensive than the same time slot in the prior year. These increases more than offset a decline in content costs in the first quarter, so costs charged in arriving at OIBDA increased in the first six months of 2017 compared to 2016.

Index

Croatia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$14,574	$14,707	(0.9)%	0.0%
Carriage fees and subscriptions	1,120	643	74.2%	75.5%
Other	827	1,209	(31.6)%	(31.1)%
Net revenues	16,521	16,559	(0.2)%	0.7%
Costs charged in arriving at OIBDA	11,350	12,058	(5.9)%	(4.9)%
OIBDA	$5,171	$4,501	14.9%	15.5%

OIBDA margin	31.3%	27.2%	4.1 p.p.	4.0 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$24,128	$24,779	(2.6)%	(1.4)%
Carriage fees and subscriptions	1,944	1,267	53.4%	55.3%
Other	1,517	2,158	(29.7)%	(28.8)%
Net revenues	27,589	28,204	(2.2)%	(1.0)%
Costs charged in arriving at OIBDA	21,332	22,302	(4.3)%	(3.0)%
OIBDA	$6,257	$5,902	6.0%	6.9%

OIBDA margin	22.7%	20.9%	1.8 p.p.	1.7 p.p.
The television advertising market in Croatia declined an estimated 4% at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Our television advertising revenues were flat at constant rates in the three months ended June 30, 2017 compared to 2016 as an increase in average prices offset selling fewer GRPs, related primarily to lower spending by Agrokor, which entered government administration and is facing a potential restructuring. The reduced advertising budget from Agrokor also negatively impacted the first quarter of 2017. As a result, our television advertising revenues declined in the first half of 2017 compared to the same period in 2016. Carriage fees and subscription revenues increased in the second quarter and first half of 2017 compared to 2016 due to new contracts with operators and an increase in average prices.
Costs charged in arriving at OIBDA decreased on a constant currency basis in the second quarter and first half of 2017 compared to 2016 due to lower content costs, reflecting fewer hours of own-produced programming. The first half of 2017 also benefited from savings in foreign programming. We recorded a bad debt charge related to receivables from Agrokor in the second quarter of 2017. As at June 30, 2017, we had receivables, net of an allowance for doubtful accounts, related to Agrokor and its group companies totaling US$ 2.6 million. Agrokor has notified us it intends to renegotiate its commitments for television advertising spending for the remainder of 2017.

Index

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$48,554	$46,673	4.0%	4.2%
Carriage fees and subscriptions	2,882	2,604	10.7%	10.9%
Other	1,935	1,642	17.8%	17.6%
Net revenues	53,371	50,919	4.8%	5.0%
Costs charged in arriving at OIBDA	27,818	27,820	0.0%	0.7%
OIBDA	$25,553	$23,099	10.6%	10.1%

OIBDA margin	47.9%	45.4%	2.5 p.p.	2.2 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$83,661	$81,463	2.7%	4.2%
Carriage fees and subscriptions	5,521	5,131	7.6%	9.3%
Other	3,663	2,933	24.9%	26.4%
Net revenues	92,845	89,527	3.7%	5.2%
Costs charged in arriving at OIBDA	56,333	56,354	0.0%	1.8%
OIBDA	$36,512	$33,173	10.1%	10.9%

OIBDA margin	39.3%	37.1%	2.2 p.p.	2.0 p.p.
The television advertising market in the Czech Republic increased an estimated 5% at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Television advertising revenues increased at constant rates in the second quarter and first half of 2017 compared to the same period in 2016 because we sold more GRPs at higher average prices. Carriage fees and subscription revenues increased on a constant currency basis in the second quarter and first half of 2017 due to new contracts for Nova International and high definition versions of our channels that became effective subsequent to the first half of 2016.
Costs charged in arriving at OIBDA increased on a constant currency basis in the second quarter of 2017 compared to the same period in 2016 as a slight increase in content costs, resulting from sports rights and news, was partially offset by lower transmission costs. The first half of 2017 was also impacted by higher content costs and marketing expenses related to the rebranding of our niche channels in the Czech Republic to align them under the umbrella of our flagship brand, NOVA.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$36,213	$37,797	(4.2)%	(1.3)%
Carriage fees and subscriptions	11,458	10,178	12.6%	16.1%
Other	899	954	(5.8)%	(3.4)%
Net revenues	48,570	48,929	(0.7)%	2.3%
Costs charged in arriving at OIBDA	26,302	25,967	1.3%	4.5%
OIBDA	$22,268	$22,962	(3.0)%	(0.3)%

OIBDA margin	45.8%	46.9%	(1.1) p.p.	(1.2) p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$64,337	$59,493	8.1%	11.8%
Carriage fees and subscriptions	21,521	20,164	6.7%	10.4%
Other	1,656	1,642	0.9%	4.0%
Net revenues	87,514	81,299	7.6%	11.3%
Costs charged in arriving at OIBDA	50,560	48,875	3.4%	7.1%
OIBDA	$36,954	$32,424	14.0%	17.7%

OIBDA margin	42.2%	39.9%	2.3 p.p.	2.3 p.p.
The television advertising market in Romania increased an estimated 14% at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Our television advertising revenues were broadly flat at constant rates in the second quarter of 2017 compared to the same period last year, as higher prices mostly offset selling fewer GRPs. In the second quarter of 2016 our main channel aired the European football championship, which significantly increased the volume of inventory available and sold last year. Excluding the benefit of the tournament last year, we estimate our television advertising revenues increased approximately 7% in the quarter due to higher prices, as the market continues to be largely sold-out. The increase in television advertising revenues in the first half of 2017 reflected significant growth in the first three months of the year driven by significant increases in both the volume of GRPs sold and average prices. We expect television advertising revenue growth for 2017 will be lower than the growth rate in the first half of the year due to difficult comparatives for the remainder of the year, including the third quarter of 2016 when our main channel aired the remaining games of the European football championship. Carriage fees and subscription revenues grew on a constant currency basis during the second quarter and first half of 2017 due to an increase in the number of reported subscribers.
Costs charged in arriving at OIBDA increased at constant rates during the second quarter and first half of 2017 primarily due to a increase in content costs, as we invested more in local productions of entertainment formats and aired more popular foreign programming to increase ratings.

Index

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$21,294	$21,246	0.2%	2.2%
Carriage fees and subscriptions	2,043	559	NM(1)	NM(1)
Other	1,287	735	75.1%	78.5%
Net revenues	24,624	22,540	9.2%	11.3%
Costs charged in arriving at OIBDA	17,102	19,382	(11.8)%	(10.0)%
OIBDA	$7,522	$3,158	138.2%	140.9%

OIBDA margin	30.5%	14.0%	16.5 p.p.	16.4 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$37,347	$39,091	(4.5)%	(2.0)%
Carriage fees and subscriptions	3,554	876	NM(1)	NM(1)
Other	2,063	1,635	26.2%	29.4%
Net revenues	42,964	41,602	3.3%	5.9%
Costs charged in arriving at OIBDA	34,569	36,051	(4.1)%	(1.7)%
OIBDA	$8,395	$5,551	51.2%	54.7%

OIBDA margin	19.5%	13.3%	6.2 p.p.	6.1 p.p.
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic was estimated to be flat at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Our television advertising revenues increased on a constant currency basis during the second quarter of 2017 compared to the same period in 2016 due to higher prices, which more than offset selling fewer GRPs following the end of spending on informational and political campaigns that took place from the second half of 2015 through the first half of 2016. If this spending is excluded, our television advertising revenues increased 6% in the second quarter and 4% in the first half of 2017. This was slower than market growth of 10% in the first half of 2017 as a result of lower coverage for our channels, which have been distributed exclusively on cable, satellite and IPTV platforms in the country since January of this year. However, this change in the way our channels are distributed resulted in a significant increase in carriage fees and subscriptions revenue and a cost reduction from significantly lower transmission costs. During the remainder of 2017 we anticipate slightly reduced pressure on our ratings as additional households transition to cable, satellite and IPTV platforms and the measurement panel is updated to better reflect how viewers watch television.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the second quarter primarily due to lower transmission costs, which were mostly offset in the first half of 2017 by an increase in content costs as we made targeted adjustments in the programming line-up during the change in the way our channels are distributed. There were also additional expenses related to increased marketing activities during this transition.

Index

Slovenia

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$14,344	$13,907	3.1%	5.1%
Carriage fees and subscriptions	3,071	1,237	148.3%	152.8%
Other	1,038	972	6.8%	8.8%
Net revenues	18,453	16,116	14.5%	16.7%
Costs charged in arriving at OIBDA	14,067	14,492	(2.9)%	(0.6)%
OIBDA	$4,386	$1,624	170.1%	164.2%

OIBDA margin	23.8%	10.1%	13.7 p.p.	13.3 p.p.

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Television advertising	$24,251	$23,711	2.3%	4.8%
Carriage fees and subscriptions	4,744	2,421	96.0%	100.7%
Other	1,675	1,637	2.3%	4.9%
Net revenues	30,670	27,769	10.4%	13.2%
Costs charged in arriving at OIBDA	26,281	26,853	(2.1)%	0.6%
OIBDA	$4,389	$916	NM (1)	NM (1)

OIBDA margin	14.3%	3.3%	11.0 p.p.	10.7 p.p.
(1)    Number is not meaningful.
The television advertising market in Slovenia increased an estimated 4% at constant rates in the six months ended June 30, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates during the second quarter and first half of 2017 reflecting an increase in prices from strong demand, which more than offset a decline in the volume of GRPs sold. Carriage fees and subscription revenues increased significantly due to new agreements with cable, satellite and IPTV operators because our channels in the country have been distributed exclusively on those platforms since January of this year.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the second quarter primarily due to lower content costs from showing fewer hours of local productions on the secondary channel, which was more than offset in the first half of 2017 from more popular foreign titles aired during the change in the way our channels are distributed, as well as other costs associated with this transition.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$149,521	$149,012	0.3%	1.9%
Carriage fees and subscriptions	25,356	19,862	27.7%	30.4%
Other revenue	6,979	6,332	10.2%	11.6%
Net Revenues	181,856	175,206	3.8%	5.5%
Operating expenses:
Content costs	76,709	77,282	(0.7)%	1.4%
Other operating costs	15,395	17,939	(14.2)%	(13.1)%
Depreciation of property, plant and equipment	8,293	7,627	8.7%	10.1%
Amortization of broadcast licenses and other intangibles	2,053	2,114	(2.9)%	(2.5)%
Cost of revenues	102,450	104,962	(2.4)%	(0.5)%
Selling, general and administrative expenses	28,583	26,353	8.5%	9.7%
Operating income	$50,823	$43,891	15.8%	17.2%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$258,035	$253,183	1.9%	4.2%
Carriage fees and subscriptions	46,739	39,071	19.6%	22.9%
Other revenue	12,084	11,952	1.1%	3.2%
Net Revenues	316,858	304,206	4.2%	6.6%
Operating expenses:
Content costs	150,111	149,260	0.6%	3.3%
Other operating costs	29,951	34,393	(12.9)%	(11.1)%
Depreciation of property, plant and equipment	16,052	14,912	7.6%	9.9%
Amortization of broadcast licenses and other intangibles	4,162	4,174	(0.3)%	1.4%
Cost of revenues	200,276	202,739	(1.2)%	1.3%
Selling, general and administrative expenses	53,491	49,813	7.4%	9.4%
Operating income	$63,091	$51,654	22.1%	24.5%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 6% at constant rates in the six months ended June 30, 2017 as compared to the same period in 2016, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased during the three and six months ended June 30, 2017 to 14% and 15% of total net revenues, respectively, as compared to 11% and 13% for the same periods in 2016. The increases arose primarily in the Slovak Republic and Slovenia as our channels in those countries are exclusively available on cable, satellite and IPTV platforms since January 2017 and in Romania due to higher subscriber counts. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to higher internet advertising.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased at constant rates during the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in the three months ended June 30, 2017 is primarily due to higher quality acquired programming in our schedules, while the increase in the six months ended June 30, 2017 is due to both higher quality acquired programming and more hours of local productions in our broadcast schedules.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to cost savings in Slovakia following our decision not to renew our contract for the terrestrial distribution of our channels there.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to depreciation on production and technical equipment placed in service as we replaced fully depreciated assets.

Index

Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased during the three months ended June 30, 2017 compared to the same period in 2016 as certain of our intangible assets in Romania were fully amortized. The increase in the six months ended June 30, 2017 at constant rates was primarily due to higher amortization expense for certain of our trademarks in the Czech Republic which were partly offset by the decrease related to the fully amortized intangibles in Romania.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increased bad debt charges in Bulgaria and Croatia. See Item 1, Note 19, "Commitments and Contingencies".
Selling, general and administrative expenses for three and six months ended June 30, 2017 and 2016 also includes charges in respect of non-cash stock-based compensation (see Item 1, Note 16, "Stock-based Compensation"). The charge for stock-based compensation expense in 2017 was consistent with the charge in 2016.
Operating income: The increase in operating income during the three and six months ended June 30, 2017 compared to the same periods in 2016 resulted from increases in television advertising and carriage fee revenues, which outpaced the increases in cost of revenues and selling, general and administrative expenses. Our operating margin, which is determined as operating income / loss divided by net revenues, was 28% and 20% for the three and six months ended June 30, 2017 compared to 25% and 17% for the three and six months ended June 30, 2016.
Other income / expense:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2017	2016	% Act	2017	2016	% Act
Interest expense	$(21,973)	$(29,545)	25.6%	$(45,728)	$(78,699)	41.9%
Loss on extinguishment of debt	—	(150,158)	100.0%	—	(150,158)	100.0%
Non-operating income / (expense):
Interest income	110	285	(61.4)%	189	393	(51.9)%
Foreign currency exchange gain / (loss), net	8,086	(3,002)	NM (1)	9,767	12,420	(21.4)%
Change in fair value of derivatives	(1,100)	2,544	NM (1)	(732)	(11,506)	93.6%
Other income / (expense), net	45	6	NM (1)	242	(58)	NM (1)
Provision for income taxes	(8,193)	(5,270)	(55.5)%	(10,305)	(5,989)	(72.1)%
Net loss / (income) attributable to noncontrolling interests	137	(68)	NM (1)	346	191	81.2%
Other comprehensive income / (loss)
Currency translation adjustment, net	30,904	(11,056)	NM (1)	32,976	8,002	NM (1)
(Loss) / gain on derivative instruments	(40)	(2,973)	98.7%	1,218	(4,221)	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and six months ended June 30, 2017 decreased compared to the three and six months ended June 30, 2016 primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan in April 2016 and due to a lower effective interest rate on the replacement facility. We also realized interest expense savings as a result of the transaction entered into with Time Warner during the first quarter of 2017. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Loss on extinguishment of debt: During the three and six months ended June 30, 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan, which were accounted for in a similar manner to a debt extinguishment.
Interest income: Interest income primarily reflects earnings on cash balances and was not material.
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
During the six months ended June 30, 2017, we recognized a net gain of US$ 9.8 million comprised of transaction gains of US$ 1.9 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 5.3 million on our long-term debt and other financing arrangements and transaction gains of US$ 2.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the six months ended June 30, 2016, we recognized a net gain of US$ 12.4 million comprised of transaction gains of US$ 38.2 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 25.5 million on our long-term debt and other financing arrangements and transaction losses of US$ 0.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and six months ended June 30, 2017, we recognized losses as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017 and May 16, 2017. During the three and six months ended June 30, 2016, we recognized gains and losses, respectively, as a result of the change in the fair value of certain USD/EUR foreign currency forward contracts which matured in 2016. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Our other income / expense, net during the three and six months ended June 30, 2017 and 2016 was not material.

Index

Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2017 reflects losses on which no tax benefit has been received and an income tax charge on profits in the Czech Republic, Romania and Slovakia. The provision for income taxes for the three and six months ended June 30, 2016 reflects losses on which no tax benefit has been received and tax charges on profits in the Czech Republic and Romania.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 21.0% in the Slovak Republic.
Net loss / (income) attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and six months ended June 30, 2017 and 2016 relates to the noncontrolling interest share of our Bulgaria operations.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Other comprehensive income / (loss) due to currency translation adjustment, net comprised the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2017	2016	% Act	2017	2016	% Act
Foreign exchange gain / (loss) on intercompany transactions	$5,896	$(965)	NM (1)	$6,682	$8,494	(21.3)%
Foreign exchange gain / (loss) on the Series B Preferred Shares	15,485	(6,253)	NM (1)	20,451	(6,253)	NM (1)
Currency translation adjustment	9,523	(3,838)	NM (1)	5,843	5,761	1.4%
Currency translation adjustment, net	$30,904	$(11,056)	NM (1)	$32,976	$8,002	NM (1)

(1)	Number is not meaningful.
Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains / (losses) on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2017 and June 30, 2016.
Percent Change During the Six Months Ended June 30, 2017

Index

Percent Change During the Six Months Ended June 30, 2016
(Loss) / gain on derivative instruments: The gains / (losses) on derivatives classified as cash flow hedges of the Euro Term Loans, which are recognized in accumulated other comprehensive income / loss, for the three and six months ended June 30, 2017 and 2016 are due to the effective portion of the changes in the fair value of our interest rate swaps. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Condensed consolidated balance sheets as at June 30, 2017 and December 31, 2016:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2017	December 31, 2016	% Act	% Lfl
Current assets	$403,010	$340,420	18.4%	8.4%
Non-current assets	1,155,376	1,050,297	10.0%	(0.3)%
Current liabilities	182,172	171,564	6.2%	(2.9)%
Non-current liabilities	1,175,095	1,070,786	9.7%	1.6%
Temporary equity	259,661	254,899	1.9%	1.9%
CME Ltd. shareholders’ deficit	(58,923)	(107,804)	45.3%	42.5%
Noncontrolling interests in consolidated subsidiaries	381	1,272	(70.0)%	(49.1)%
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2016, excluding the impact of foreign currency translation.
Current assets: Current assets at June 30, 2017 increased compared to December 31, 2016 primarily due to higher cash balances from the collection of receivables, which was partly offset by lower receivables from the trailing quarter revenues due to seasonality and lower prepayments for programming.
Non-current assets: Non-current assets at June 30, 2017 decreased slightly compared to December 31, 2016 primarily due to depreciation of property, plant and equipment as well as amortization of intangible assets and debt issuance costs associated with our 2021 Revolving Credit Facility. These decreases were partly offset by higher program rights as our own-produced programs for the fall schedule are in production.
Current liabilities: Current liabilities at June 30, 2017 decreased compared to December 31, 2016. The decrease is primarily due to lower payables for programming and lower accrued expenses, which was partly offset by increased deferred revenue due to customer prepayments for the fall schedules.
Non-current liabilities: Non-current liabilities at June 30, 2017 increased compared to December 31, 2016 primarily due to our election to pay Guarantee Fees on the 2019 Euro Term Loan and 2021 Euro Term Loan in kind.
Temporary equity: Temporary equity at June 30, 2017 increased compared to December 31, 2016 due to the accretion on the Series B Preferred Shares.
CME Ltd. shareholders’ deficit: CME Ltd. shareholders’ deficit decreased compared to December 31, 2016. This primarily reflects a decrease in accumulated other comprehensive loss due to currency translation adjustments and the net income attributable to CME Ltd. during the six months ended June 30, 2017, which was partly offset by accretion of the preferred dividend paid in kind on our Series B Preferred Shares.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2017 decreased compared to December 31, 2016 due to the net loss attributable to the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 51.9 million during the six months ended June 30, 2017. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2017	2016
Net cash generated from continuing operating activities	$56,770	$17,549
Net cash used in continuing investing activities	(14,581)	(11,255)
Net cash provided by / (used in) continuing financing activities	1,897	(23,970)
Net cash provided by discontinued operations	1,045	705
Impact of exchange rate fluctuations on cash and cash equivalents	6,769	1,734
Net increase / (decrease) in cash and cash equivalents	$51,900	$(15,237)
Operating Activities
Cash generated from continuing operations during the six months ended June 30, 2017 was US$ 56.8 million compared to US$ 17.5 million for the six months ended June 30, 2016. The increase compared to the prior period reflects a significant decrease in cash paid for interest and Guarantee Fees because last year we paid accrued interest related to the 2017 PIK Notes and 2017 Term Loan when they were refinanced in April 2016 and we also repaid US$ 20.0 million of accrued Guarantee Fees in the first half of 2016 which were previously paid in kind. The increase also reflects higher cash collections from revenue growth and lower spending on programming, which are partly offset by higher cash paid for taxes in 2017. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 21.2 million during the six months ended June 30, 2017 compared to US$ 35.7 million during the six months ended June 30, 2016.
Investing Activities
Our net cash used in continuing investing activities of US$ 14.6 million and US$ 11.3 million for the six months ended June 30, 2017 and 2016, respectively, related to capital expenditures for property, plant and equipment.
Financing Activities
Cash provided by continuing financing activities during the six months ended June 30, 2017 of US$ 1.9 million primarily reflected proceeds from a sale-leaseback transaction entered into in Romania and proceeds from the exercise of stock warrants , partly offset by payments made under capital lease agreements. The cash used in continuing financing activities of US$ 24.0 million during the six months ended June 30, 2016 primarily reflected the refinancing of the 2017 PIK Notes and the 2017 Term Loan, partly offset by proceeds from the exercise of stock warrants.
Discontinued Operations
The net cash provided by discontinued operations during the six months ended June 30, 2017 and 2016 of US$ 1.0 million and US$ 0.7 million, respectively, is due to the receipt of deferred proceeds from the divestiture of businesses in prior periods.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). As at June 30, 2017, the aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million and was undrawn. The available amount decreases to US$ 50.0 million with effect from January 1, 2018 or, if earlier, upon the repayment of the 2018 Euro Term Loan with the expected proceeds from the Divestment Transaction. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2017 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,089,773	$—	$554,778	$534,995	$—
Long-term debt – interest	294,937	56,665	140,647	97,625	—
Unconditional purchase obligations	130,943	58,749	52,532	17,007	2,655
Operating leases	8,618	3,398	2,634	983	1,603
Capital lease obligations	7,660	2,470	3,908	1,282	—
Other long-term obligations	34,245	15,784	15,129	3,146	186
Total contractual obligations	$1,566,176	$137,066	$769,628	$655,038	$4,444
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at June 30, 2017. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan. However, we intend to allocate excess cash towards paying the Guarantee Fee related to the 2018 Euro Term Loan in cash rather than electing to pay any portion in kind.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2017, we had commitments in respect of future programming of US$ $129.2 million. This includes contracts signed with license periods starting after June 30, 2017.
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
IV (d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. While cash flows from operating activities were positive in 2015 and 2016, our average cost of borrowing was high and our election to pay certain interest and Guarantee Fees in kind increased our leverage. Our financing transactions in 2016 and 2017 significantly lowered our cost of borrowing.
Following the repricing transaction in March 2017, we are now required to pay a portion of the Guarantee Fees related to all of the Euro Term Loans in cash. However, the total amount of cash paid for interest and Guarantee Fees will decrease significantly in 2017 due to the lower all-in rate following this repricing transaction and non-repeating payments that were made in 2016 when we elected to repay in cash accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind as well as when we paid accrued interest on the 2017 PIK Notes and 2017 Term Loan when they were refinanced.
As at June 30, 2017, we have repaid in cash all previously accrued Guarantee Fees related to the 2018 Euro Term Loan and intend to continue to make payments of such Guarantee Fees in cash when due, rather than electing to pay in kind. However, we expect improvements in unlevered free cash flow to exceed the amount of these payments, and therefore expect free cash flow to increase in 2017 compared to 2016.
As at June 30, 2017, we have US$ 95.4 million in cash and cash equivalents. In August 2017, we expect to repay approximately EUR 50.0 million (approximately US$ 57.1 million at June 30, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan with cash on hand. Following this repayment, we anticipate using excess cash, including free cash flow from the business, expected proceeds from the Divestment Transaction and warrant exercises, to repay the remainder of the 2018 Euro Term Loan in full before it matures in November 2018. Following the repayment in full of the 2018 Euro Term Loan, we expect to apply any excess cash towards repaying a portion of the principal and related Guarantee Fees and Commitments Fee outstanding on the 2019 Euro Term Loan. We believe we have adequate cash resources to continue operating as a going concern.
Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's (currently on CreditWatch with developing implications due to the announced Divestment Transaction). Ratings agencies have indicated that retention of these ratings is dependent on maintaining an adequate liquidity profile, leverage ratios and cash flow profile as well as track record of strong financial support from Time Warner. Among other parameters, if we fail to meet adequate liquidity, it is likely that the rating agencies will downgrade us. The availability of additional liquidity is dependent upon our continued operating performance, improved financial performance and credit ratings. We are currently able to raise only a limited amount of additional debt (other than refinancing indebtedness) or under the agreement governing the 2021 Revolving Credit Facility and the Reimbursement Agreement.

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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at June 30, 2017, one forward foreign exchange contract with an aggregate notional amount of approximately US$ $11.3 million related to contractual operating payments was outstanding.
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
June 30, 2017:

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

Index

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At June 30, 2017, one forward foreign exchange contract with an aggregate notional amount of approximately US$ $11.3 million was outstanding. On July 21, 2017, we entered into a forward foreign exchange contract with an aggregate notional amount of approximately US$ 26.9 million.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. The four notes purport to be in the aggregate amount of approximately EUR 69 million. A court of first instance in Bratislava has suspended proceedings in respect of one of the promissory notes (in the amount of approximately EUR 26 million) because the plaintiff failed to pay court fees. Two of the remaining notes allegedly matured in 2015 and the third in 2016. Despite a random case assignment system in the Slovak Republic, the three cases dealing with the other notes were initially assigned to the same judge. We do not believe that any of the promissory notes are authentic and are vigorously defending the claims.

Index

Item 1A.    Risk Factors
This report and the following discussion of risk factors contain forward-looking statements as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.
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
Recessions or periods of low or negative growth in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. For example, significant liquidity issues facing the largest private company and advertiser in Croatia, Agrokor d.d., contributed to the decline of the advertising market in Croatia for the quarter and could reduce Croatia’s economic growth for the year as well as television advertising spending in 2017. Furthermore, we may not be able to recover all receivables owed to us from Agrokor, which has entered government administration, in the event it is restructured. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
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
On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", which is expected to be completed within the next two years. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, if other countries seek to leave the EU, that would increase uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
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
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although a portion of the Guarantee Fee in respect of each of the Euro Term Loans can be non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. In addition, if the Divestment Transaction does not close, the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement and the TW Guarantees, see Part I, Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Term Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 180 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. We intend to repay the 2018 Euro Term Loan at or prior to maturity with cash flows from operations and the expected proceeds from the Divestment Transaction or if the Divestment Transaction does not close, the expected proceeds from warrant exercises. In the event the Divestment Transaction does not close, the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would be required to refinance the 2018 Euro Term Loan in whole or in part. Pursuant to the Reimbursement Agreement, all commitments under the 2021 Revolving Credit Facility terminate on the refinancing of any Euro Term Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Moody’s Investors Service rates our corporate credit as B2 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (currently on CreditWatch with developing implications due to the announced Divestment Transaction). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME Ltd. to Time Warner is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, it will be more difficult for us to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, which would have an adverse effect on our financial position, results of operations and cash flows.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record significant charges to earnings.
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part I, Item 1, Note 3, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
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
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, the prosecuting authorities in Romania requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and are cooperating with the authorities in responding to the information request. In Slovenia, the competition authorities have launched an investigation into whether our Slovenian subsidiary is dominant and abused its dominant position when concluding carriage fee agreements with platform operators in connection with its decision to cease broadcasting on DTT there. The investigation is in an early stage and there has been no determination that a breach of competition law has occurred. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices (including on what terms and conditions we offer our channels under carriage agreements), our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of June 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 107.1 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A Preferred Shares, Series B Preferred Shares and TW Warrants, see Part I, Item I, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner. The merger is subject to regulatory approvals, including the U.S. Department of Justice. Following a successful completion of such merger, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
Time Warner is able to exercise voting power in us with respect to 46.6% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 75.9% (without giving effect to the accretion of the Series B Preferred Shares after June 30, 2017). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company.
We are also party to an amended investor rights agreement with Time Warner and the other parties thereto under which, among other things, Time Warner was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. In addition to being our largest shareholder, Time Warner is our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and include covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, the payment of dividends or making other distributions, acquisitions and disposals, and granting security. As such, Time Warner may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of Time Warner as our largest shareholder could be in conflict with the interests of minority shareholders.

Index

The price of our Class A common stock has been volatile.
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described above under "Risks Relating to Our Operations","Risks Relating to Our Financial Position" as well as the following: variations in quarterly operating results, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially reduce the market price of shares of our Class A common stock, regardless of our operating performance.
Our business could be negatively impacted as a result of shareholder activism.
On January 17, 2017, TCS Capital Management, LLC ("TCS Capital"), a beneficial owner of 9.8% of our shares, filed an amendment to its Schedule 13D disclosing its opinion that the Company should hire an investment bank to run a process to sell the Company as well as replace current members of the Company's Board of Directors with new directors recommended by TCS Capital. In recent years, shareholder activists, such as TCS Capital, have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Index

Item 6.    Exhibits

Exhibit Number	Description
10.01
Consent, Waiver and Third Amendment as of June 22, 2017 to the Credit Agreement dated as of November 14, 2014, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.02
Consent, Waiver and Second Amendment as of June 22, 2017 to the Credit Agreement dated as of September 30, 2015, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.03
Consent, Waiver and First Amendment as of June 22, 2017 to the Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.04
Second Amendment dated June 22, 2017, to the Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016, as amended, among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor.

10.05
First Amendment dated June 22, 2017, to the Amended and Restated Revolving Loan Facility Credit Agreement dated as of May 2, 2014 as amended and restated as of November 14, 2014, and as further amended and restated as of February 19, 2016, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc. as administrative agent, and the lenders party thereto.

10.06*
Framework Agreement dated July 9, 2017 between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on July 10, 2017).

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

Central European Media Enterprises Ltd.
Date:	July 25, 2017	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Index

EXHIBIT INDEX

Exhibit Number	Description
10.01
Consent, Waiver and Third Amendment as of June 22, 2017 to the Credit Agreement dated as of November 14, 2014, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.02
Consent, Waiver and Second Amendment as of June 22, 2017 to the Credit Agreement dated as of September 30, 2015, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.03
Consent, Waiver and First Amendment as of June 22, 2017 to the Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.04
Second Amendment dated June 22, 2017, to the Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016, as amended, among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor.

10.05
First Amendment dated June 22, 2017, to the Amended and Restated Revolving Loan Facility Credit Agreement dated as of May 2, 2014 as amended and restated as of November 14, 2014, and as further amended and restated as of February 19, 2016, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc. as administrative agent, and the lenders party thereto.

10.06*
Framework Agreement dated July 9, 2017 between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on July 10, 2017).

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