Form 10-Q
period 2017-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2017-10-24
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2017
Class A Common Stock, par value $0.08	144,963,821

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2017

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$67,034	$40,606
Accounts receivable, net (Note 7)	122,406	141,371
Program rights, net (Note 6)	70,510	69,662
Other current assets (Note 8)	28,197	27,541
Current assets held for sale (Note 3)	135,171	61,242
Total current assets	423,318	340,422
Non-current assets
Property, plant and equipment, net (Note 9)	100,308	89,080
Program rights, net (Note 6)	188,484	143,428
Goodwill (Note 4)	693,142	601,535
Other intangible assets, net (Note 4)	147,073	134,705
Other non-current assets (Note 8)	20,365	21,273
Non-current assets held for sale (Note 3)	—	60,274
Total non-current assets	1,149,372	1,050,295
Total assets	$1,572,690	$1,390,717

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$157,322	$134,378
Current portion of long-term debt and other financing arrangements (Note 5)	2,425	1,228
Other current liabilities (Note 11)	23,535	8,467
Current liabilities held for sale (Note 3)	32,246	27,492
Total current liabilities	215,528	171,565
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,067,153	1,001,408
Other non-current liabilities (Note 11)	87,230	67,963
Non-current liabilities held for sale (Note 3)	—	1,414
Total non-current liabilities	1,154,383	1,070,785
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2016 - 200,000) (Note 13)	262,115	254,899
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2016 – one)	—	—
144,881,732 shares of Class A Common Stock of $0.08 each (December 31, 2016 – 143,449,913)	11,590	11,476
Nil shares of Class B Common Stock of $0.08 each (December 31, 2016 – nil)	—	—
Additional paid-in capital	1,905,449	1,910,244
Accumulated deficit	(1,776,411)	(1,785,536)
Accumulated other comprehensive loss	(199,906)	(243,988)
Total CME Ltd. shareholders’ deficit	(59,278)	(107,804)
Noncontrolling interests	(58)	1,272
Total deficit	(59,336)	(106,532)
Total liabilities and equity	$1,572,690	$1,390,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$119,431	$107,527	$378,058	$356,147
Operating expenses:
Content costs	55,871	51,920	174,214	166,938
Other operating costs	12,612	13,482	35,747	40,773
Depreciation of property, plant and equipment	6,936	5,801	19,345	17,134
Amortization of broadcast licenses and other intangibles	2,187	2,073	6,349	6,247
Cost of revenues	77,606	73,276	235,655	231,092
Selling, general and administrative expenses	25,803	22,801	70,204	64,984
Operating income	16,022	11,450	72,199	60,071
Interest expense (Note 15)	(18,352)	(22,424)	(54,773)	(90,640)
Loss on extinguishment of debt (Note 5)	(101)	—	(101)	(150,158)
Other non-operating income, net (Note 16)	3,643	350	12,783	1,638
Income / (loss) before tax	1,212	(10,624)	30,108	(179,089)
Provision for income taxes	(3,157)	(1,145)	(12,770)	(6,706)
(Loss) / income from continuing operations	(1,945)	(11,769)	17,338	(185,795)
Loss from discontinued operations, net of tax (Note 3)	(5,988)	(8,054)	(8,747)	(15,971)
Net (loss) / income	(7,933)	(19,823)	8,591	(201,766)
Net loss attributable to noncontrolling interests	188	196	534	387
Net (loss) / income attributable to CME Ltd.	$(7,745)	$(19,627)	$9,125	$(201,379)

Net (loss) / income	$(7,933)	$(19,823)	$8,591	$(201,766)
Other comprehensive income
Currency translation adjustment	9,227	7,262	42,203	15,264
(Loss) / gain on derivative instruments (Note 12)	(135)	(1,360)	1,083	(5,581)
Total other comprehensive income	9,092	5,902	43,286	9,683
Comprehensive income / (loss)	1,159	(13,921)	51,877	(192,083)
Comprehensive loss attributable to noncontrolling interests	439	232	1,330	568
Comprehensive income / (loss) attributable to CME Ltd.	$1,598	$(13,689)	$53,207	$(191,515)

PER SHARE DATA (Note 18):
Net (loss) / income per share:
Continuing operations — basic	$(0.03)	$(0.09)	$0.04	$(1.31)
Continuing operations — diluted	(0.03)	(0.09)	0.03	(1.31)
Discontinued operations — basic	(0.04)	(0.05)	(0.06)	(0.11)
Discontinued operations — diluted	(0.04)	(0.05)	(0.06)	(0.11)
Net loss attributable to CME Ltd. — basic	(0.07)	(0.14)	(0.02)	(1.42)
Net loss attributable to CME Ltd. — diluted	(0.07)	(0.14)	(0.02)	(1.42)

Weighted average common shares used in computing per share amounts (000’s):
Basic	156,189	153,494	155,579	149,898
Diluted	156,189	153,494	233,761	149,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Deficit
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	—	2,140
Exercise of warrants (Note 14)	—	—	563,325	45	—	—	518	—	—	—	563
Share issuance, stock-based compensation	—	—	868,494	69	—	—	(69)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(168)	—	—	—	(168)
Preferred dividend paid in kind	—	—	—	—	—	—	(7,216)	—	—	—	(7,216)
Net income / (loss)	—	—	—	—	—	—	—	9,125	—	(534)	8,591
Gain on derivative instruments	—	—	—	—	—	—	—	—	1,083	—	1,083
Currency translation adjustment	—	—	—	—	—	—	—	—	42,999	(796)	42,203
BALANCE September 30, 2017	1	$—	144,881,732	$11,590	—	$—	$1,905,449	$(1,776,411)	$(199,906)	$(58)	$(59,336)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$8,591	$(201,766)
Adjustments to reconcile net income / (loss) to net cash generated from continuing operating activities:
Loss from discontinued operations, net of tax (Note 3)	8,747	15,971
Amortization of program rights	174,214	166,938
Depreciation and other amortization	29,976	43,785
Interest and related Guarantee Fees paid in kind	14,733	14,300
Loss on extinguishment of debt (Note 5)	101	150,158
Gain on disposal of fixed assets	(68)	(45)
Deferred income taxes	(1,300)	6,783
Stock-based compensation (Note 17)	2,044	2,364
Change in fair value of derivatives	1,204	11,722
Foreign currency exchange gain, net	(12,459)	(13,683)
Changes in assets and liabilities:
Accounts receivable, net	35,280	19,530
Accounts payable and accrued liabilities	(5,435)	(5,986)
Program rights	(183,625)	(174,346)
Other assets and liabilities	(1,559)	(1,470)
Accrued interest	10,668	11,665
Income taxes payable	991	(255)
Deferred revenue	11,645	12,576
VAT and other taxes payable	(3,110)	(1,269)
Net cash generated from continuing operating activities	$90,638	$56,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(16,389)	$(14,850)
Disposal of property, plant and equipment	139	88
Net cash used in continuing investing activities	$(16,250)	$(14,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$—	$533,963
Repayment of debt	(59,060)	(540,699)
Debt transaction costs	(106)	(9,541)
Payment of credit facilities and capital leases	(1,757)	(755)
Settlement of forward currency swaps	—	(12,106)
Proceeds from exercise of warrants	563	5,947
Proceeds from sale-leaseback transactions	2,746	—
Payments of withholding tax on net share settlement of share-based compensation	(168)	—
Net cash used in continuing financing activities	$(57,782)	$(23,191)

Net cash provided by / (used in) discontinued operations - operating activities	3,273	(17,308)
Net cash used in discontinued operations - investing activities	(3,125)	(4,789)
Net cash used in discontinued operations - financing activities	(210)	(181)

Impact of exchange rate fluctuations on cash and cash equivalents	9,884	2,005
Net increase / (decrease) in cash and cash equivalents	$26,428	$(1,254)
CASH AND CASH EQUIVALENTS, beginning of period	40,606	59,120
CASH AND CASH EQUIVALENTS, end of period	$67,034	$57,866

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$22,206	$38,317
Cash paid for Guarantee Fees that may be paid in kind	1,411	5,483
Cash paid for income taxes, net of refunds	12,380	234

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$7,216	$11,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with four operating segments; Bulgaria, the Czech Republic, Romania and the Slovak Republic, which are also our reportable segments and our main operating countries. See Note 19, "Segment Data" for financial information by segment. On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. See Note 3, "Discontinued Operations and Assets Held for Sale" for further information.
We are the market-leading broadcasters in each of our operating countries with a combined portfolio of 27 television channels. Each of our broadcast operations develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable and direct-to-home (“DTH”) and internet protocol television ("IPTV") operators for carriage of our channels. With the exception of our Bulgarian operations, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, RING, BTV ACTION and BTV LADY. We own 94.0% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Czech Republic
We operate one general entertainment channel, TV NOVA (Czech Republic), and seven other channels, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA 2, NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.
Romania
We operate one general entertainment channel, PRO TV, and eight other channels, PRO 2 (formerly ACASA), PRO GOLD (formerly ACASA GOLD), PRO CINEMA, PRO X (formerly SPORT.RO), MTV ROMANIA, PRO TV INTERNATIONAL, PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova, and ACASA IN MOLDOVA.
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
Discontinued Operations and Assets Held for Sale
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation qualifies for held-for-sale accounting. Management judgment is required to (1) assess the criteria required to qualify for held-for-sale accounting, and (2) estimate fair value. Our Croatia and Slovenia operations are classified as discontinued operations and assets held for sale for all periods presented. See Note 3, "Discontinued Operations and Assets Held for Sale".

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
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning January 1, 2018. We have substantially completed our evaluation of the contractual terms of our significant revenue streams in each of our operating segments. While we are still in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements, we currently do not expect the impact of this new guidance to be material. We expect to adopt the standard in 2018 using the modified retrospective transition method.
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
In August 2017, the FASB issued guidance which is intended to simplify the application of hedge accounting and increase transparency of information about an entity's risk management activities. The guidance changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The guidance is effective for our fiscal year beginning January 1, 2019, with early adoption during interim periods permitted. All requirements and elections should be applied to hedging relationships existing on the date of adoption and reflected as of the beginning of the fiscal year of adoption. We are currently in the process of evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 271.5 million) (the "Divestment Transaction"), subject to customary working capital adjustments. We expect the transaction to close by the end of 2017 or early 2018, subject to obtaining regulatory approvals and other customary closing conditions being satisfied. If the transaction is terminated by either party because the transaction has not closed prior to December 31, 2017 (which date may be extended under certain circumstances by the Purchaser to March 31, 2018), we would receive a termination fee of EUR 7.0 million (approximately US$ 8.3 million), subject to certain exceptions, including if the requisite regulatory approvals have not been obtained as a result of the Purchaser being required to make specified material divestitures as a condition to any requisite regulatory approvals or if a notification has not been declared complete by a relevant regulatory authority.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Assets held for sale
Current assets held for sale
Cash and cash equivalents	$7,061	$2,853
Accounts receivable, net	29,064	36,969
Program rights, net	66,449	16,489
Property, plant and equipment, net	20,909	—
Other current assets	11,688	4,931
Total current assets held for sale	$135,171	$61,242
Non-current assets held for sale
Program rights, net	$—	$35,927
Property, plant and equipment, net	—	20,008
Other non-current assets	—	4,339
Total non-current assets held for sale	$—	$60,274

Liabilities held for sale
Current liabilities held for sale
Accounts payable and accrued liabilities	$27,922	$26,603
Other current liabilities	4,324	889
Total current liabilities held for sale	$32,246	$27,492
Non-current liabilities held for sale
Other non-current liabilities	$—	$1,414
Total non-current liabilities held for sale	$—	$1,414
Loss from discontinued operations, net of tax, comprised the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$22,742	$19,179	$80,973	$74,765
Cost of revenues	18,893	17,866	61,120	62,788
Selling, general and administrative expenses	5,394	4,378	14,484	12,004
Operating (loss) / income	(1,545)	(3,065)	5,369	(27)
Interest expense (1)	(4,913)	(5,212)	(14,220)	(15,695)
Other non-operating income / (expense), net	294	36	621	(8)
Loss from discontinued operations, before tax	(6,164)	(8,241)	(8,230)	(15,730)
Credit / (provision) for income taxes	176	187	(517)	(241)
Loss from discontinued operations, net of tax	$(5,988)	$(8,054)	$(8,747)	$(15,971)

(1)
For the nine months ended September 30, 2017 and 2016, we paid US$ 9.6 million and US$ 24.5 million, respectively, of interest and Guarantee Fees (as defined below) associated with the 2018 Euro Term Loan (as defined below). These payments were allocated to Net cash provided by / (used in) discontinued operations - operating activities in our Condensed Consolidated Statements of Cash Flows as we are required to apply the expected proceeds from the sale of our Croatia and Slovenia operations towards the repayment of the remaining principal amounts owing in respect of the 2018 Euro Term Loan. (see Note 5, "Long-term Debt and Other Financing Arrangements").

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2017 and December 31, 2016 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2016	$171,389	$744,483	$82,786	$46,089	$1,044,747
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2016	26,750	456,938	71,758	46,089	601,535
Foreign currency	3,208	75,461	7,386	5,552	91,607
Balance, September 30, 2017	29,958	532,399	79,144	51,641	693,142
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, September 30, 2017	$174,597	$819,944	$90,172	$51,641	$1,136,354
Other intangible assets:
Changes in the net book value of our other intangible assets as at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$86,448	$—	$86,448	$76,731	$—	$76,731
Amortized:
Broadcast licenses	213,532	(155,054)	58,478	184,195	(128,876)	55,319
Trademarks	420	(420)	—	380	(380)	—
Customer relationships	57,813	(55,863)	1,950	51,338	(48,997)	2,341
Other	1,723	(1,526)	197	1,522	(1,208)	314
Total	$359,936	$(212,863)	$147,073	$314,166	$(179,461)	$134,705
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2017	December 31, 2016
Long-term debt	$1,061,800	$999,209
Other credit facilities and capital leases	7,778	3,427
Total long-term debt and other financing arrangements	1,069,578	1,002,636
Less: current maturities	(2,425)	(1,228)
Total non-current long-term debt and other financing arrangements	$1,067,153	$1,001,408
Financing Transactions
Pursuant to an amendment in March 2017 to the Reimbursement Agreement (as defined below) with Time Warner Inc. ("Time Warner"), as guarantor of our obligations under the Euro Term Loans (as defined below), the grid pricing structure on the all-in rate that applied only to the 2021 Euro Term Loan (as defined below) was extended to the 2018 Euro Term Loan (as defined below) and the 2019 Euro Term Loan (as defined below), with a reduction in the pricing under the grid for each of the Euro Term Loans resulting in an all-in rate ranging from 8.5% (if our net leverage is greater than or equal to seven times) to 5.0% (if our net leverage is less than five times). As at September 30, 2017, we reduced our net leverage ratio to below six times and anticipate a reduction of our all-in rate to 6.0% from the end of October 2017. In addition, we can achieve a further 50 basis point reduction in the all-in rate if we reduce our long-term debt to less than EUR 815.0 million, subject to certain adjustments in respect of specified debt repayments, on or prior to September 30, 2018. We are required to pay the first 5.0% of the all-in rate (including the base rate and the rate paid pursuant to customary hedging arrangements) on the Euro Term Loans in cash and the remainder may be paid in cash or in kind, at our option. For details, see the table below under the heading "Reimbursement Agreement and Guarantee Fees".
On August 1, 2017, we elected to repay EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan on which we recognized a loss on extinguishment of US$ 0.1 million.
We are required to apply the proceeds from the sale of our Croatia and Slovenia operations to the repayment of the remaining principal amounts owing in respect of the 2018 Euro Term Loan. Any excess amounts will then be applied to pay fees related to the 2019 Euro Term Loan, including Guarantee Fees and the Commitment Fee which we have previously paid in kind pursuant to the Reimbursement Agreement (see Note 3, "Discontinued Operations and Assets Held for Sale").
Overview
Total long-term debt and credit facilities comprised the following at September 30, 2017:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$237,064	$(351)	$236,713
2019 Euro Term Loan	277,837	(411)	277,426
2021 Euro Term Loan	553,465	(5,804)	547,661
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,068,366	$(6,566)	$1,061,800

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

Long-term Debt
Our long-term debt comprised the following at September 30, 2017 and December 31, 2016:

	Carrying Amount		Fair Value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
2018 Euro Term Loan	$236,713	$263,734	$225,679	$233,297
2019 Euro Term Loan	277,426	247,594	251,012	203,314
2021 Euro Term Loan	547,661	487,881	464,212	369,738
	$1,061,800	$999,209	$940,903	$806,349

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2018 Euro Term Loan
As at September 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 200.8 million (approximately US$ 237.1 million). On August 1, 2017, we elected to repay EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of that loan on which we recognized a loss on extinguishment of US$ 0.1 million.
The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements") plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at September 30, 2017, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. The 2018 Euro Term Loan matures on November 1, 2018 and may currently be prepaid at our option, in whole or in part, without premium or penalty at any time. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Time Warner and certain of its subsidiaries.
The fair values of the 2018 Euro Term Loan as at September 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2018 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2018 Euro Term Loan, and as such are not required to be accounted for separately.
2019 Euro Term Loan
As at September 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 277.8 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at September 30, 2017, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
The fair values of the 2019 Euro Term Loan as at September 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2019 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2019 Euro Term Loan, and as such are not required to be accounted for separately.
2021 Euro Term Loan
As at September 30, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 553.5 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. The all-in borrowing rate including the Guarantee Fee ranges from 8.5% to 5.0% per annum based on our net leverage (see the table below under the heading "Reimbursement Agreement and Guarantee Fees"). As at September 30, 2017, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 7.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Term Loan is payable quarterly in arrears on each January 7, April 7, July 7, and October 7. The 2021 Euro Term Loan matures on February 19, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the earlier of the occurrence of certain events, including if our net leverage (as defined in the Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from February 19, 2020. The 2021 Euro Term Loan is a senior unsecured obligation of CME BV, and is unconditionally guaranteed by CME Ltd. and by Time Warner and certain of its subsidiaries.
The fair values of the 2021 Euro Term Loan as at September 30, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets, plus an applicable spread. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the 2021 Euro Term Loan. The embedded derivatives are considered clearly and closely related to the 2021 Euro Term Loan, and as such are not required to be accounted for separately.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans calculated on a per annum basis and on our consolidated net leverage (as defined in the Reimbursement Agreement) as shown in the table below:

Consolidated Net Leverage				Cash Rate (1)	PIK Fee Rate	Total Rate (2)
≥	7.0x			5.00%	3.50%	8.50%
<	7.0x	-	6.0x	5.00%	2.25%	7.25%
<	6.0x	-	5.0x	5.00%	1.00%	6.00%
<	5.0x			5.00%	—%	5.00%

(1)	Includes cash paid for interest for the Euro Term Loans and the related customary hedging arrangements.

(2)
Subject to certain adjustments in respect of specified debt repayments, if we reduce our long-term debt to less than EUR 815.0 million prior to September 30, 2018, a 50 basis point reduction in the all-in rate would be applied.

Our consolidated net leverage as at September 30, 2017 and December 31, 2016 was 5.8x and 6.9x, respectively. For the three and nine months ended September 30, 2017 and 2016, we recognized US$ 11.8 million and US$ 36.3 million and US$ 16.5 million and US$ 37.7 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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
The Guarantee Fees paid in kind are presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bear interest per annum at their respective Guarantee Fee rate (as set forth in the table below). Guarantee Fees paid in cash are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%		0.21%	(1)	5.54%	7.25%
2019 Euro Term Loan	1.50%		0.31%		5.44%	7.25%
2021 Euro Term Loan	1.50%		0.28%		5.47%	7.25%
2021 Revolving Credit Facility (2)	9.33%	(3)	—%		—%	9.33%

(1)
Effective until November 1, 2017. From November 1, 2017 through maturity on November 1, 2018, the rate fixed pursuant to interest rate hedges will decrease to 0.14%, with a corresponding increase in the Guarantee Fee rate, such that the all-in borrowing rate following an improvement of our net leverage ratio will be 6.00% unless our net leverage ratio changes.

(2)	As at September 30, 2017, the 2021 Revolving Credit Facility was undrawn.

(3)	Based on the three month LIBOR of 1.33% as at September 30, 2017.
2021 Revolving Credit Facility
As at September 30, 2017, we had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”), all of which was available to be drawn. The aggregate principal amount available decreases to US$ 50.0 million with effect from January 1, 2018 or, if earlier, upon the repayment of amounts owing in respect of the 2018 Euro Term Loan with the expected proceeds from the sale of our Croatia and Slovenia operations (see Note 3, "Discontinued Operations and Assets Held for Sale").
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
The 2021 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The 2021 Revolving Credit Facility agreement contains limitations on our ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments, acquisitions and loans, and conduct certain asset sales. The agreement also contains maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios, and has covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Credit facilities (1) – (3)	$—	$—
Capital leases	7,778	3,427
Total credit facilities and capital leases	7,778	3,427
Less: current maturities	(2,425)	(1,228)
Total non-current credit facilities and capital leases	$5,353	$2,199

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit across the group in respect of cash balances deposited with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2017, we had deposits of US$ 26.2 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2016, we had deposits of US$ 16.4 million in and no drawings on the BMG cash pool.

(2)
As at September 30, 2017 and December 31, 2016, there were no drawings outstanding under a CZK 575.0 million (approximately US$ 26.1 million) factoring framework agreement with Factoring České spořitelny, a.s. Under this facility, up to CZK 575.0 million (approximately US$ 26.1 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
As at September 30, 2017 and December 31, 2016, there were RON 67.8 million (approximately US$ 17.4 million) and RON 105.7 million (approximately US$ 24.6 million), respectively, of receivables factored under a factoring framework agreement with Global Funds IFN S.A. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At September 30, 2017, the maturity of our long-term debt and credit facilities, excluding any future elections to pay interest in kind, was as follows:

2017	$—
2018	237,064
2019	277,837
2020	—
2021	553,465
2022 and thereafter	—
Total long-term debt and credit facilities	1,068,366
Debt issuance costs	(6,566)
Carrying amount of long-term debt and credit facilities	$1,061,800
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2017:

2017	$696
2018	2,512
2019	2,153
2020	1,872
2021	708
2022 and thereafter	—
Total undiscounted payments	7,941
Less: amount representing interest	(163)
Present value of net minimum lease payments	$7,778

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Program rights:
Acquired program rights, net of amortization	$165,283	$146,070
Less: current portion of acquired program rights	(70,510)	(69,662)
Total non-current acquired program rights	94,773	76,408
Produced program rights – feature films:
Released, net of amortization	983	1,039
Produced program rights – television programs:
Released, net of amortization	49,286	43,970
Completed and not released	9,414	2,592
In production	33,181	19,109
Development and pre-production	847	310
Total produced program rights	93,711	67,020
Total non-current acquired program rights and produced program rights	$188,484	$143,428
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Unrelated customers	$132,051	$149,957
Less: allowance for bad debts and credit notes	(9,645)	(8,586)
Total accounts receivable	$122,406	$141,371
8.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Current:
Prepaid acquired programming	$18,089	$19,123
Other prepaid expenses	6,657	4,610
VAT recoverable	358	635
Income taxes recoverable	321	166
Other	2,772	3,007
Total other current assets	$28,197	$27,541

	September 30, 2017	December 31, 2016
Non-current:
Capitalized debt costs	$13,764	$15,019
Deferred tax	5,282	4,550
Other	1,319	1,704
Total other non-current assets	$20,365	$21,273
Capitalized debt costs are being amortized over the term of the 2021 Revolving Credit Facility using the straight-line method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Land and buildings	$84,300	$72,820
Machinery, fixtures and equipment	190,869	160,097
Other equipment	15,689	13,682
Software licenses	50,152	40,627
Construction in progress	2,092	5,311
Total cost	343,102	292,537
Less: accumulated depreciation	(242,794)	(203,457)
Total net book value	$100,308	$89,080

Assets held under capital leases (included in the above)
Machinery, fixtures and equipment	$12,875	$6,338
Total cost	12,875	6,338
Less: accumulated depreciation	(4,382)	(2,579)
Total net book value	$8,493	$3,759
The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2017 and 2016 was comprised of:

	For the Nine Months Ended September 30,
	2017	2016
Opening balance	$89,080	$87,943
Additions	18,547	15,163
Disposals	(71)	(43)
Depreciation	(19,345)	(17,134)
Foreign currency movements	12,097	2,545
Ending balance	$100,308	$88,474
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$54,416	$45,037
Related party accounts payable	69	194
Programming liabilities	25,265	26,603
Related party programming liabilities	17,065	17,126
Duties and other taxes payable	7,797	10,325
Accrued staff costs	17,439	16,476
Accrued interest payable	3,228	2,935
Related party accrued interest payable (including Guarantee Fees)	24,176	9,588
Income taxes payable	7,159	5,091
Other accrued liabilities	708	1,003
Total accounts payable and accrued liabilities	$157,322	$134,378

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Current:
Deferred revenue	$19,413	$4,979
Legal provision	2,926	2,412
Other	1,196	1,076
Total other current liabilities	$23,535	$8,467

	September 30, 2017	December 31, 2016
Non-current:
Deferred tax	$21,527	$19,710
Related party Commitment Fee payable (1)	10,322	9,905
Related party Guarantee Fee payable (Note 5)	49,682	34,492
Other	5,699	3,856
Total other non-current liabilities	$87,230	$67,963

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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt is included in Note 5, "Long-term Debt and Other Financing Arrangements".
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets as other current and other non-current liabilities based on their maturity, and the effective portion of the changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss. For the three and nine months ended September 30, 2017 and 2016, we did not recognize any charges related to hedge ineffectiveness.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at September 30, 2017
April 5, 2016	5	Interest rate swap	EUR	468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(1,798)
April 5, 2016	4	Interest rate swap	EUR	200,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan, forward starting on November 1, 2017	$(338)
November 10, 2015	3	Interest rate swap	EUR	235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,587)
November 14, 2014	2	Interest rate swap	EUR	200,800	November 1, 2017	Interest rate hedge underlying 2018 Euro Term Loan	$(52)
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
In August we settled in part the interest rate swaps underlying the 2018 Euro Term Loan to align with the EUR 50.0 million reduction of the principal balance of that loan following the repayment on August 1, 2017 (see Note 5, "Long-term Debt and Other Financing Arrangements"). Changes in fair value for the settled portion of these interest rate swaps is recognized within other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss.
The expected proceeds from the sale of the Croatia and Slovenia segments will be used to satisfy amounts owing in respect of the 2018 Euro Term Loan (see Note 5, "Long-term Debt and Other Financing Arrangements"). It is probable the sale will complete prior to the initial interest payment on the interest rate swap maturing November 1, 2018 which precludes recognition of the effective portion of the changes in fair value within accumulated other comprehensive income / loss. All related fair value adjustments and those previously recognized in accumulated other comprehensive income / loss are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 14, "Equity").
Foreign Currency Risk
We have entered into the below forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. Information relating to financial instruments as at September 30, 2017 is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount	Maturity Date	Objective	Fair Value as at September 30, 2017
January 31, 2017	1	EUR / USD forward	$7,720	December 21, 2017	USD-denominated operating payments	$(687)
July 21, 2017	1	EUR / USD forward	$18,530	December 20, 2017	USD-denominated operating payments	$(228)
These forward foreign exchange contracts are considered economic hedges but were not designated as hedging instruments, so changes in the fair value of the derivatives were recorded in other non-operating income, net in the condensed consolidated statements of operations and comprehensive income / loss and in the condensed consolidated balance sheet in other current liabilities. We valued these contracts using an industry-standard pricing model which calculated the fair value on the basis of the net present value of the estimated future cash flows receivable or payable. These instruments were allocated to Level 2 of the fair value hierarchy because the critical inputs to this model, including foreign exchange forward rates and the known contractual terms of the instruments, were readily observable.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Loss on currency swaps	$(696)	$(398)	$(1,428)	$(11,904)
Loss on interest rate swaps	(454)	—	(454)	—
Change in fair value of derivatives	$(1,150)	$(398)	$(1,882)	$(11,904)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”), were issued and outstanding as at September 30, 2017 and December 31, 2016. As at September 30, 2017 and December 31, 2016, the carrying value of the Series B Preferred Shares was US$ 262.1 million and US$ 254.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of September 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 108.1 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 to June 24, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at September 30, 2017, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three and nine months ended September 30, 2017 and 2016, we recognized accretion on the Series B Preferred Shares of US$ 2.5 million and US$ 7.2 million; and US$ 2.4 million and US$ 11.3 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at September 30, 2017 and December 31, 2016.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2017 and December 31, 2016. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2017 and December 31, 2016 (see Note 13, "Convertible Redeemable Preferred Shares"). As of September 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 108.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2017 and December 31, 2016. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 144.9 million and 143.4 million shares of Class A common stock outstanding at September 30, 2017 and December 31, 2016, respectively, and no shares of Class B common stock outstanding at September 30, 2017 or December 31, 2016.
As at September 30, 2017, TW Investor owns 42.4% of the outstanding shares of Class A common stock and has a 46.5% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the nine months ended September 30, 2017, 563,325 warrants were exercised resulting in net proceeds to us of approximately US$ 0.6 million. As at September 30, 2017, 106,439,720 warrants remained outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the nine months ended September 30, 2017 comprised the following:

	Currency translation adjustment, net	(Loss) / Gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2016	$(239,537)	$(4,451)	$(243,988)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany transactions (1)	7,824	—	7,824
Foreign exchange gain on the Series B Preferred Shares	29,284	—	29,284
Currency translation adjustment	5,891	—	5,891
Change in the fair value of hedging instruments	—	(1,484)	(1,484)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,120	2,120
Changes in fair value reclassified to other non-operating income, net (2)	—	447	447
Net other comprehensive income	42,999	1,083	44,082
BALANCE September 30, 2017	$(196,538)	$(3,368)	$(199,906)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)
We will repay the 2018 Euro Term Loan with the expected proceeds from the sale of the Croatia and Slovenia segments (see Note 5, "Long-term Debt and Other Financing Arrangements"). It is probable the sale will complete prior to the initial interest payment on the interest rate swap maturing on November 1, 2018 which precludes recognition of the effective portion of the changes in fair value within accumulated other comprehensive income / loss. All related changes in fair value and those previously recognized in accumulated other comprehensive income / loss are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss. See Note 12, "Financial Instruments and Fair Value Measurements".

15.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on long-term debt and other financing arrangements	$16,850	$21,000	$50,491	$70,236
Amortization of capitalized debt issuance costs	1,502	1,424	4,282	7,459
Amortization of debt issuance discount	—	—	—	12,945
Total interest expense	$18,352	$22,424	$54,773	$90,640
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 22.2 million and US$ 38.3 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, we paid US$ 1.4 million and US$ 5.5 million of Guarantee Fees in cash during the nine months ended September 30, 2017 and 2016, respectively, for which we had the option to pay in kind. Interest expense related to the 2018 Euro Term Loan has been allocated to results from discontinued operations (see Note 3, "Discontinued Operations and Assets Held for Sale").
16.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$139	$89	$326	$466
Foreign currency exchange gain, net	4,609	602	14,085	13,099
Change in fair value of derivatives (Note 12)	(1,150)	(398)	(1,882)	(11,904)
Other income / (expense), net	45	57	254	(23)
Total other non-operating income	$3,643	$350	$12,783	$1,638
17.    STOCK-BASED COMPENSATION
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
For the three and nine months ended September 30, 2017 and 2016, we recognized charges for stock-based compensation of US$ 0.5 million and US$ 2.1 million; and US$ 0.7 million and US$ 2.5 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
The charge for stock-based compensation in our condensed consolidated statement of operations and comprehensive income / loss was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense from continuing operations	$431	$722	$2,044	$2,364
Stock-based compensation expense from discontinued operations	34	26	96	101
Stock Options
There was no option activity during the nine months ended September 30, 2017. The summary of stock options outstanding as at September 30, 2017 and December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,011,392	$2.32	8.58	$453
Outstanding at September 30, 2017	2,011,392	2.32	7.83	3,470
Vested and expected to vest	2,011,392	2.32	7.83	3,470
Exercisable at September 30, 2017	902,848	$2.31	7.76	$1,572

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of September 30, 2017 and the exercise prices multiplied by the number of in-the-money options) represents the value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2017. This amount changes based on the fair value of our Class A common stock. As at September 30, 2017, there was US$ 1.4 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.9 years.
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
The following table summarizes information about unvested RSU and PRSU as at September 30, 2017:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	2,542,625	$2.61
Granted	1,158,887	3.62
Vested	(912,246)	2.65
Forfeited	(75,582)	1.53
Unvested at September 30, 2017	2,713,684	$3.06
As at September 30, 2017, the intrinsic value of unvested RSUs was US$ 11.0 million. Total unrecognized compensation cost related to unvested RSUs as at September 30, 2017 was US$ 5.1 million and is expected to be recognized over a weighted-average period of 2.1 years.

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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) / income from continuing operations	$(1,945)	$(11,769)	$17,338	$(185,795)
Net loss attributable to noncontrolling interests	188	196	534	387
Less: preferred share accretion paid in kind (Note 13)	(2,454)	(2,364)	(7,216)	(11,314)
Less: income allocated to Series B Preferred Shares	—	—	(4,334)	—
(Loss) / income from continuing operations available to common shareholders, net of noncontrolling interest	(4,211)	(13,937)	6,322	(196,722)
Loss from discontinued operations, net of tax (Note 3)	(5,988)	(8,054)	(8,747)	(15,971)
Net loss attributable to CME Ltd. available to common shareholders — basic	(10,199)	(21,991)	(2,425)	(212,693)

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	—	—	—	—
Net loss attributable to CME Ltd. available to common shareholders — diluted	$(10,199)	$(21,991)	$(2,425)	$(212,693)

Weighted average outstanding shares of common stock — basic (1)	156,189	153,494	155,579	149,898
Dilutive effect of common stock warrants, employee stock options and RSUs	—	—	78,182	—
Weighted average outstanding shares of common stock — diluted	156,189	153,494	233,761	149,898

Net (loss) / income per share:
Continuing operations — basic	$(0.03)	$(0.09)	$0.04	$(1.31)
Continuing operations — diluted	(0.03)	(0.09)	0.03	(1.31)
Discontinued operations — basic	(0.04)	(0.05)	(0.06)	(0.11)
Discontinued operations — diluted	(0.04)	(0.05)	(0.06)	(0.11)
Net loss attributable to CME Ltd. — basic	(0.07)	(0.14)	(0.02)	(1.42)
Net loss attributable to CME Ltd. — diluted	(0.07)	(0.14)	(0.02)	(1.42)

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

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock options	—	2,014	—	2,014
RSUs	719	1,290	719	1,469
Series B Preferred Shares	107,643	103,699	—	104,182
Total	108,362	107,003	719	107,665
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

19.    SEGMENT DATA
We manage our business on a geographical basis, with four operating segments: Bulgaria, the Czech Republic, Romania and the Slovak Republic, which are also our reportable segments and our main operating countries. These segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how operations are managed by segment managers; and the structure of our internal financial reporting.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2017 and 2016 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at September 30, 2017 and December 31, 2016 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Bulgaria	$16,039	$13,789	$52,118	$50,103
Czech Republic	42,681	39,031	135,526	128,558
Romania	40,469	36,970	127,983	118,269
Slovak Republic	20,384	17,864	63,348	59,466
Intersegment revenues (1)	(142)	(127)	(917)	(249)
Total net revenues	$119,431	$107,527	$378,058	$356,147

(1)	Reflects revenues earned from the sale of content to our other segments. All other revenues are third party revenues.

OIBDA and reconciliation of OIBDA to condensed consolidated statements of operations and comprehensive income / loss:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Bulgaria	$2,537	$1,943	$6,973	$8,966
Czech Republic	12,618	13,180	49,130	46,353
Romania	15,496	12,606	52,450	45,030
Slovak Republic	2,944	(383)	11,339	5,168
Elimination	10	6	27	9
Total operating segments	33,605	27,352	119,919	105,526
Corporate	(8,460)	(8,028)	(22,026)	(22,074)
Total OIBDA	25,145	19,324	97,893	83,452
Depreciation of property, plant and equipment	(6,936)	(5,801)	(19,345)	(17,134)
Amortization of broadcast licenses and other intangibles	(2,187)	(2,073)	(6,349)	(6,247)
Operating income	16,022	11,450	72,199	60,071
Interest expense (Note 15)	(18,352)	(22,424)	(54,773)	(90,640)
Loss on extinguishment of debt (Note 5)	(101)	—	(101)	(150,158)
Non-operating income, net (Note 16)	3,643	350	12,783	1,638
Income / (loss) before tax	$1,212	$(10,624)	$30,108	$(179,089)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total assets (1):	September 30, 2017	December 31, 2016
Bulgaria	$146,813	$130,873
Czech Republic	801,791	700,190
Romania	294,202	266,132
Slovak Republic	156,006	131,220
Total operating segments	1,398,812	1,228,415
Corporate	38,707	40,786
Assets held for sale	135,171	121,516
Total assets	$1,572,690	$1,390,717

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Nine Months Ended September 30,
	2017	2016
Bulgaria	$2,487	$2,828
Czech Republic	6,768	4,317
Romania	4,369	5,027
Slovak Republic	1,520	1,286
Total operating segments	15,144	13,458
Corporate	1,245	1,392
Total capital expenditures	$16,389	$14,850

Long-lived assets (1):	September 30, 2017	December 31, 2016
Bulgaria	$7,511	$6,280
Czech Republic	43,867	39,529
Romania	26,917	22,796
Slovak Republic	17,956	15,326
Total operating segments	96,251	83,931
Corporate	4,057	5,149
Total long-lived assets	$100,308	$89,080

(1)	Reflects property, plant and equipment, net.

Consolidated revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Television advertising	$93,830	$85,282	$303,486	$289,975
Carriage fees and subscriptions	21,547	17,940	61,597	53,323
Other	4,054	4,305	12,975	12,849
Total net revenues	$119,431	$107,527	$378,058	$356,147

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2017, we had total commitments of US$ 138.9 million (December 31, 2016: US$ 128.2 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year and other commitments as follows:

	Programming purchase obligations	Other commitments	Operating leases	Capital expenditures
2017	$20,465	$6,802	$1,029	$2,055
2018	41,150	10,334	2,953	32
2019	32,450	11,733	1,436	13
2020	26,094	1,410	687	—
2021	12,115	429	514	—
2022 and thereafter	6,612	474	1,971	—
Total	$138,886	$31,182	$8,590	$2,100
Contingencies
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. Two of the notes allegedly matured in 2015 and the other two in 2016. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. The judge who was assigned the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.0 million) terminated proceedings in January 2017 because the plaintiff failed to pay court fees. The plaintiff refiled this claim in June 2017; the judge who was assigned the refiled claim terminated proceedings in September after the plaintiff again failed to pay court fees. In responses to the claims in respect of the other three promissory notes that were filed in August 2017, Mr. Rusko asserted that he signed the three notes in June 2000. We do not believe that the notes were signed in June 2000 or that any of the notes are authentic. We are vigorously defending the claims.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 46.5% voting interest in CME Ltd. as at September 30, 2017, as material related party transactions.
Time Warner

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$4,504	$4,052	$11,696	$11,961
Interest expense	14,170	17,930	41,423	74,832

	September 30, 2017	December 31, 2016
Programming liabilities	$17,065	$17,126
Other accounts payable and accrued liabilities	69	194
Accrued interest payable (1)	24,176	9,588
Other non-current liabilities (2)	60,004	44,397

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees for which we have made an election to pay in kind and the Commitment Fee. See Note 5, "Long-term Debt and Other Financing Arrangements".

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

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l. for the sale of our Croatia and Slovenia operations (see Note 3, "Discontinued Operations and Assets Held for Sale" for further information);

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
The exchange rates used in this report are as at September 30, 2017, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the expected timing of the closing of the sale of our operations in Croatia and Slovenia and the application of proceeds from it; changes in global or regional economic conditions and Eurozone instability in our markets; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our liquidity constraints and debt service obligations restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Index

II.    Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in four countries in Central and Eastern Europe. We manage our business on a geographical basis, with four operating segments: Bulgaria, the Czech Republic, Romania, and the Slovak Republic, which are also our reportable segments. These operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers, how our operations are managed by segment managers, and the structure of our internal financial reporting.
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. Accordingly, these operations are classified as held for sale and they are presented as discontinued operations for all periods in this report; and the discussion below relates to our continuing operations in the four remaining operating segments.
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
Following a repricing of our Guarantee Fees completed in March 2017, the proportion of interest and related Guarantee Fees on our outstanding indebtedness that must be paid in cash has increased. In addition to this obligation to pay more interest and related Guarantee Fees in cash, we expect to use cash generated by the business to pay certain Guarantee Fees that are payable in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 19, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2017 and 2016.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Net revenues	$119,431	$107,527	11.1%	4.8%	$378,058	$356,147	6.2%	6.0%
Operating income	16,022	11,450	39.9%	34.8%	72,199	60,071	20.2%	21.4%
Operating margin	13.4%	10.6%	2.8 p.p.	3.0 p.p.	19.1%	16.9%	2.2 p.p.	2.4 p.p.
OIBDA	$25,145	$19,324	30.1%	23.6%	$97,893	$83,452	17.3%	17.8%
OIBDA margin	21.1%	18.0%	3.1 p.p.	3.2 p.p.	25.9%	23.4%	2.5 p.p.	2.6 p.p.
Our consolidated net revenues increased in the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 due to growth in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew an estimated 6% overall at constant rates in the first nine months of 2017 compared to 2016. Our television advertising revenues grew 5% at actual rates and 4% at constant rates during the same period due primarily to significant year-on-year growth in Romania, as well as higher levels of spending in Bulgaria and the Czech Republic. Carriage fees and subscription revenues increased 16% at actual and constant rates in the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to additional carriage fees from contracts with cable, satellite and internet protocol television ("IPTV") operators in the Slovak Republic since January of this year.

Index

Costs charged in arriving at OIBDA increased 7% and 3% at actual rates in the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016. At constant rates, costs were broadly flat in the third quarter, and increased 2% in the first nine months of 2017 compared to 2016. Content costs increased 2% and 5% at constant rates in the third quarter and first nine months of 2017, respectively, as we made targeted investments in our programming line-up to monetize additional ratings in Romania when available, to improve our competitive positioning in Bulgaria and the Czech Republic, and to support the change in the way our channels are distributed in the Slovak Republic. Other operating costs decreased in the third quarter and first nine months of 2017 due to savings from transmission costs, which offset higher bad debt charges.
Since the growth in revenue outpaced the increase in costs, our OIBDA margin increased in the three and nine months ended September 30, 2017. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect revenues to grow at a faster pace than costs in 2017 and for the next few years, leading to continued OIBDA margin expansion year on year although trends may vary from quarter to quarter.
The improvement in our operations during the twelve month period ended September 30, 2017 reduced our net leverage ratio to 5.8x at the end of the quarter, which will result in our cost of borrowing decreasing by 125 basis points to 6.0% from the end of October 2017.
We rolled-out the fall season in the third quarter, and its results contributed to our prime time and all day audience shares increasing in three out of four countries during the first nine months of 2017 compared to the same period in 2016. We continue to leverage popular content we produce for our prime time schedules, and supplement that with both foreign and locally acquired content to ensure we continue to attract the largest audience in each of our countries in the most profitable manner.
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017, we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l., a subsidiary of United Group B.V. (“United Group”), subject to obtaining regulatory approvals and other customary closing conditions. The transaction is expected to close by the end of 2017 or early 2018.
Total cash consideration for the transaction is EUR 230.0 million (approximately US$ 271.5 million), subject to customary working capital adjustments. Upon closing, the proceeds will be used to repay the remaining balance of the 2018 Euro Term Loan in full, with any excess proceeds applied to repay the Commitment Fee and a portion of the 2019 Euro Term Loan and related Guarantee Fees, which will result in a significant decrease in our indebtedness and in our net leverage ratio. Based on our results for the period ended September 30, 2017, this would reduce CME’s net leverage ratio from 5.8x to 4.8x.
Once debt is repaid following closing of the transaction, our current average borrowing cost is expected to decrease from 6.0% to 4.5%. We estimate the annual savings from interest and Guarantee Fees resulting from the transaction will exceed both income and cash generated by the combined operations of Croatia and Slovenia in 2016. The net assets of these businesses, which are presented as held for sale on the Condensed Consolidated Balance Sheet, were approximately US$ 102.9 million as at September 30, 2017.
Free Cash Flow and Unlevered Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2017	2016	Movement
Net cash generated from continuing operating activities	$90,638	$56,972	59.1%
Capital expenditures, net	(16,250)	(14,762)	(10.1)%
Free cash flow	74,388	42,210	76.2%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	22,206	38,317	(42.0)%
Cash paid for Guarantee Fees that may be paid in kind	1,411	5,483	(74.3)%
Unlevered free cash flow	$98,005	$86,010	13.9%

(US$ 000's)	September 30, 2017	December 31, 2016	Movement
Cash and cash equivalents	$67,034	$40,606	65.1%
Our unlevered free cash flow increased during the first nine months of 2017 compared to the same period in 2016 reflecting higher cash collections from revenue growth, which was partially offset by higher cash spending on programming as well as higher cash paid for income taxes and capital expenditures. Free cash flow increased significantly more than unlevered free cash flow due to a significant decrease in cash paid for interest and Guarantee Fees because last year we paid accrued interest related to the 2017 PIK Notes and 2017 Term Loan when they were refinanced in April 2016, and we also repaid accrued Guarantee Fees previously paid in kind in the first nine months of 2016.
In August 2017 we repaid EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the principal outstanding on the 2018 Euro Term Loan.
Following the repricing of our Guarantee Fees completed in March 2017, we are now required to pay a portion of the Guarantee Fees related to all of the Euro Term Loans in cash. However, the total amount of cash paid for interest and Guarantee Fees is expected to decrease significantly in 2017 due to the lower all-in rate payable following that transaction, the lower principal balance following the August repayment of debt and additional non-repeating payments that were made in 2016 when we elected to repay in cash a portion of the accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind. As a result, we expect free cash flow to increase significantly in 2017 compared to 2016.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2017:

	For the Nine Months Ended September 30, 2017
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.4%	4.1%	4.7%
Czech Republic	3.6%	3.5%	3.7%
Romania*	5.4%	6.6%	12.4%
Slovak Republic	3.2%	3.4%	2.6%
Total CME Ltd. Markets	4.1%	4.6%	6.1%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first nine months of 2017, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Romania continued to be one of the fastest growing economies in the European Union, and is forecast to be the leader for the remainder of 2017. Similar to the last few years, it has been reported that GDP growth in our markets has been less reliant on growth in exports, and domestic demand has played a larger role in economic expansion. In Romania, increases to the minimum wage have provided support for higher disposable income. Consumer confidence remains strong in the Czech and Slovak Republics, reflecting historically low rates of unemployment in those countries. We believe the growth in real private consumption forecast for 2017 will support overall growth in the television advertising markets across the four countries where we continue to operate.
On March 29, 2017, the United Kingdom formally initiated the process to leave the European Union, commonly referred to as “Brexit”, triggering a two-year period to finalize the terms of that separation. While the negotiations over the exact terms of Brexit may negatively impact economic growth in the UK and Europe, the contribution of domestic demand as a component of GDP growth has reduced the sensitivity of our markets to external shocks affecting exports. Additionally, we have not seen an appreciable impact on the behavior of advertisers in the countries in which we operate since the UK electorate voted in favor of Brexit in June 2016.
On April 6, 2017, the Czech National Bank determined that the recent increase in inflation in the country was sustainable and its mandate for price stability had been met. As a result, it ended its commitment to intervene in currency markets and withdrew the floor related to the EUR/CZK exchange rate. Following the announcement, the Czech Koruna has since strengthened more than 10% against the dollar, also reflecting some appreciation of the Euro versus the dollar. If the currency continues to appreciate, this will improve the results of our largest operation in dollar terms.
We estimate that the TV advertising markets in the countries in which we operate increased by 6% on average at constant rates in the nine months ended September 30, 2017 compared to the same period in 2016. In Bulgaria, we estimate that all broadcasters increased their average prices, which more than offset selling fewer gross ratings points ("GRPs"). In the Czech Republic, market growth was driven primarily by higher average prices. In Romania, the market grew because the increase in demand for advertising that started in 2016 also led to significant increases in average prices in the first nine months of 2017 compared to the same period in 2016. In the second and third quarters of 2016, our main channel aired the European football championship, which increased inventory available and sold last year. If the benefit of the tournament last year was excluded, we estimate the market grew 15% in the first nine months of 2017. In the Slovak Republic, the market grew due to higher average prices while inventory sold in the year-to-date period was flat compared to last year following the end of spending on informational and political campaigns that took place during the first half of 2016. If this spending in the first half of 2016 is excluded, we estimate the market grew 11% in the year-to-date period, reflecting continued strong demand by the private sector.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$16,039	$13,789	16.3%	10.4%	$52,118	$50,103	4.0%	4.3%
Czech Republic	42,681	39,031	9.4%	(0.1)%	135,526	128,558	5.4%	3.5%
Romania	40,469	36,970	9.5%	6.4%	127,983	118,269	8.2%	9.7%
Slovak Republic	20,384	17,864	14.1%	8.1%	63,348	59,466	6.5%	6.6%
Intersegment revenues	(142)	(127)	NM (1)	NM (1)	(917)	(249)	NM (1)	NM (1)
Total net revenues	$119,431	$107,527	11.1%	4.8%	$378,058	$356,147	6.2%	6.0%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$2,537	$1,943	30.6%	24.6%	$6,973	$8,966	(22.2)%	(22.0)%
Czech Republic	12,618	13,180	(4.3)%	(12.8)%	49,130	46,353	6.0%	3.7%
Romania	15,496	12,606	22.9%	19.6%	52,450	45,030	16.5%	18.3%
Slovak Republic	2,944	(383)	NM (1)	NM (1)	11,339	5,168	119.4%	125.7%
Eliminations	10	6	NM (1)	NM (1)	27	9	NM (1)	NM (1)
Total operating segments	33,605	27,352	22.9%	15.9%	119,919	105,526	13.6%	13.6%
Corporate	(8,460)	(8,028)	(5.4)%	2.2%	(22,026)	(22,074)	0.2%	2.0%
Consolidated OIBDA	$25,145	$19,324	30.1%	23.6%	$97,893	$83,452	17.3%	17.8%
(1)    Number is not meaningful.

Index

Bulgaria

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$10,239	$8,192	25.0%	18.6%	$34,550	$32,838	5.2%	5.7%
Carriage fees and subscriptions	4,923	4,824	2.1%	(3.1)%	14,378	14,036	2.4%	2.1%
Other	877	773	13.5%	7.6%	3,190	3,229	(1.2)%	(0.7)%
Net revenues	16,039	13,789	16.3%	10.4%	52,118	50,103	4.0%	4.3%
Costs charged in arriving at OIBDA	13,502	11,846	14.0%	8.1%	45,145	41,137	9.7%	10.0%
OIBDA	$2,537	$1,943	30.6%	24.6%	$6,973	$8,966	(22.2)%	(22.0)%

OIBDA margin	15.8%	14.1%	1.7 p.p.	1.8 p.p.	13.4%	17.9%	(4.5) p.p.	(4.5) p.p.
The television advertising market in Bulgaria increased an estimated 5% at constant rates in the nine months ended September 30, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates in the third quarter and first nine months of 2017 compared to the same periods in 2016 due to higher prices in our sales policy for the year, which were particularly strong year-on-year in the third quarter. Carriage fees and subscription revenues decreased slightly at constant rates during the third quarter, but increased year to-date due to continued efforts to secure new contracts with cable, satellite and IPTV operators with improved pricing.
On a constant currency basis, costs charged in arriving at OIBDA increased in the third quarter and first nine months of 2017 compared to the same periods of 2016 due primarily to increases in content costs, resulting primarily from higher quality productions in certain time slots compared to the schedule in the prior year, as well as higher bad debt charges.

Czech Republic

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$37,792	$34,518	9.5%	0.0%	$121,453	$115,981	4.7%	2.8%
Carriage fees and subscriptions	3,269	2,612	25.2%	14.6%	8,790	7,743	13.5%	11.2%
Other	1,620	1,901	(14.8)%	(22.3)%	5,283	4,834	9.3%	6.1%
Net revenues	42,681	39,031	9.4%	(0.1)%	135,526	128,558	5.4%	3.5%
Costs charged in arriving at OIBDA	30,063	25,851	16.3%	6.4%	86,396	82,205	5.1%	3.4%
OIBDA	$12,618	$13,180	(4.3)%	(12.8)%	$49,130	$46,353	6.0%	3.7%

OIBDA margin	29.6%	33.8%	(4.2) p.p.	(4.3) p.p.	36.3%	36.1%	0.2 p.p.	0.1 p.p.
The television advertising market in the Czech Republic increased an estimated 4% at constant rates in the nine months ended September 30, 2017 compared to the same period in 2016.
Television advertising revenues increased at constant rates in the first nine months of 2017 compared to the same period in 2016 due to higher average prices. Third quarter revenues were flat at constant rates, as higher average prices were offset by selling fewer GRPs during the period. Carriage fees and subscription revenues increased on a constant currency basis in the third quarter and first nine months of 2017 due primarily to contracts for Nova International that became effective late in 2016.
Costs charged in arriving at OIBDA increased on a constant currency basis in the third quarter and first nine months of 2017 compared to the same periods in 2016 due to an increase in content costs from higher quality productions this year compared to the schedule in 2016, an earlier start to certain key shows, and increased costs for sport rights and news, which was partially offset by lower transmission costs.

Index

Romania

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$28,445	$25,763	10.4%	7.3%	$92,782	$85,256	8.8%	10.4%
Carriage fees and subscriptions	11,260	10,104	11.4%	8.3%	32,781	30,268	8.3%	9.7%
Other	764	1,103	(30.7)%	(32.6)%	2,420	2,745	(11.8)%	(11.3)%
Net revenues	40,469	36,970	9.5%	6.4%	127,983	118,269	8.2%	9.7%
Costs charged in arriving at OIBDA	24,973	24,364	2.5%	(0.4)%	75,533	73,239	3.1%	4.5%
OIBDA	$15,496	$12,606	22.9%	19.6%	$52,450	$45,030	16.5%	18.3%

OIBDA margin	38.3%	34.1%	4.2 p.p.	4.2 p.p.	41.0%	38.1%	2.9 p.p.	3.0 p.p.
The television advertising market in Romania increased an estimated 12% at constant rates in the nine months ended September 30, 2017 compared to the same period in 2016.
Our television advertising revenues increased at constant rates in the third quarter of 2017 compared to the same period last year due to higher prices, and the year-to-date period in 2017 also benefited from selling more GRPs. The market continues to be largely sold-out in 2017 and we have increased our all-day audience share compared to 2016, and consequently our inventory available to sell. In addition, in the second and third quarters of 2016 our main channel aired the European football championship, which significantly increased the volume of inventory available and sold last year. If the benefit of the tournament last year was excluded, we estimate our television advertising revenues increased approximately 16% in the year-to-date period. Carriage fees and subscription revenues grew on a constant currency basis during the third quarter and first nine months of 2017 due to an increase in the number of reported subscribers.
Costs charged in arriving at OIBDA increased at constant rates during the first nine months of 2017 primarily due to a increase in content costs, as we invested more in local productions of entertainment formats and aired more popular foreign programming to increase ratings. In the third quarter of 2017, these costs were mostly offset by savings from the European football championship that was broadcast in 2016.

Slovak Republic

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$17,354	$16,809	3.2%	(2.0)%	$54,701	$55,900	(2.1)%	(2.0)%
Carriage fees and subscriptions	2,095	400	NM(1)	NM(1)	5,649	1,276	NM(1)	NM(1)
Other	935	655	42.7%	30.6%	2,998	2,290	30.9%	27.0%
Net revenues	20,384	17,864	14.1%	8.1%	63,348	59,466	6.5%	6.6%
Costs charged in arriving at OIBDA	17,440	18,247	(4.4)%	(9.4)%	52,009	54,298	(4.2)%	(4.4)%
OIBDA	$2,944	$(383)	NM(1)	NM(1)	$11,339	$5,168	119.4%	125.7%

OIBDA margin	14.4%	(2.1)%	16.5 p.p.	16.5 p.p.	17.9%	8.7%	9.2 p.p.	9.4 p.p.
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 3% at constant rates in the nine months ended September 30, 2017 compared to the same period in 2016.
Our television advertising revenues decreased on a constant currency basis during the third quarter of 2017 compared to the same period in 2016 from selling fewer GRPs due to lower coverage for our channels, which have been distributed exclusively on cable, satellite and IPTV platforms in the country since January of this year. Demand for GRPs was also lower in the first nine months of 2017 compared to 2016 due to informational and political campaigns that took place in the first half of 2016. If this spending is excluded, our television advertising revenues increased 3% at constant rates in the first nine months of 2017. The change in the way our channels are distributed resulted in a significant increase in carriage fees and subscriptions revenue, as well as a cost reduction from significantly lower transmission costs. During the remainder of 2017 we anticipate reduced pressure on our ratings as additional households transition to cable, satellite and IPTV platforms and the measurement panel is updated to better reflect how viewers watch television.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the third quarter primarily due to lower transmission costs, which were partially offset in the first nine months of 2017 by an increase in content costs as we made targeted adjustments in the programming line-up since we changed the way our channels are distributed.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$93,830	$85,282	10.0%	3.5%
Carriage fees and subscriptions	21,547	17,940	20.1%	14.9%
Other revenue	4,054	4,305	(5.8)%	(12.1)%
Net Revenues	119,431	107,527	11.1%	4.8%
Operating expenses:
Content costs	55,871	51,920	7.6%	1.8%
Other operating costs	12,612	13,482	(6.5)%	(12.3)%
Depreciation of property, plant and equipment	6,936	5,801	19.6%	11.8%
Amortization of broadcast licenses and other intangibles	2,187	2,073	5.5%	(3.1)%
Cost of revenues	77,606	73,276	5.9%	(0.1)%
Selling, general and administrative expenses	25,803	22,801	13.2%	5.8%
Operating income	$16,022	$11,450	39.9%	34.8%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$303,486	$289,975	4.7%	4.4%
Carriage fees and subscriptions	61,597	53,323	15.5%	15.9%
Other revenue	12,975	12,849	1.0%	(0.4)%
Net Revenues	378,058	356,147	6.2%	6.0%
Operating expenses:
Content costs	174,214	166,938	4.4%	4.5%
Other operating costs	35,747	40,773	(12.3)%	(13.0)%
Depreciation of property, plant and equipment	19,345	17,134	12.9%	11.8%
Amortization of broadcast licenses and other intangibles	6,349	6,247	1.6%	(0.2)%
Cost of revenues	235,655	231,092	2.0%	1.8%
Selling, general and administrative expenses	70,204	64,984	8.0%	6.7%
Operating income	$72,199	$60,071	20.2%	21.4%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 6% at constant rates in the nine months ended September 30, 2017 as compared to the same period in 2016, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenue increased during the three and nine months ended September 30, 2017 to 18% and 16% of total net revenues, respectively, as compared to 17% and 15% for the same periods in 2016. The increases arose primarily in the Slovak Republic where our channels are exclusively available on cable, satellite and IPTV platforms since January 2017 and in Romania due to higher subscriber counts. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased during the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to lower internet advertising in the Czech Republic and fewer special events in Romania, offset by increases in production services in the Slovak Republic. Other revenues for the nine months ended September 30, 2017 remained in line with those of the same period in 2016.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the inclusion of both higher quality acquired programming and more hours of local productions in our broadcast schedules.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased during the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to cost savings in the Slovak Republic following our decision not to renew our contract for the terrestrial distribution of our channels there.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to depreciation on production and technical equipment placed in service as we replaced fully depreciated assets.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to certain intangibles in Romania becoming fully amortized, partly offset by an increase in amortization of certain of our trademarks in the Czech Republic.
Selling, general and administrative expenses: Selling, general and administrative expenses increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to increased bad debt charges in Bulgaria.
Operating income: Operating income during the three and nine months ended September 30, 2017 increased compared to the same periods in 2016 due to increases in television advertising and carriage fee revenues, which outpaced the increases in content costs and selling, general and administrative expenses. Our operating margin, which is determined as operating income / loss divided by net revenues, was 13% and 19% for the three and nine months ended September 30, 2017 compared to 11% and 17% for the three and nine months ended September 30, 2016.
Other income / expense:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2017	2016	% Act	2017	2016	% Act
Interest expense	$(18,352)	$(22,424)	18.2%	$(54,773)	$(90,640)	39.6%
Loss on extinguishment of debt	(101)	—	NM (1)	(101)	(150,158)	99.9%
Non-operating income / (expense):
Interest income	139	89	56.2%	326	466	(30.0)%
Foreign currency exchange gain, net	4,609	602	NM (1)	14,085	13,099	7.5%
Change in fair value of derivatives	(1,150)	(398)	(188.9)%	(1,882)	(11,904)	84.2%
Other income / (expense), net	45	57	(21.1)%	254	(23)	NM (1)
Provision for income taxes	(3,157)	(1,145)	(175.7)%	(12,770)	(6,706)	(90.4)%
Loss from discontinued operations, net of tax	(5,988)	(8,054)	25.7%	(8,747)	(15,971)	45.2%
Net loss attributable to noncontrolling interests	188	196	(4.1)%	534	387	38.0%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and nine months ended September 30, 2017 decreased compared to the three and nine months ended September 30, 2016 primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan in April 2016 and due to a lower effective interest rate on the replacement facility. We also realized interest expense savings as a result of the repricing of our Guarantee Fees in March of 2017. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Loss on extinguishment of debt: During the nine months ended September 30, 2017, we recognized a loss on extinguishment of debt related to our repayment of EUR 50 million (approximately US$ 59.1 million at August 1, 2017 rates) of the 2018 Euro Term Loan. During the nine months ended September 30, 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan, which were accounted for in a similar manner to a debt extinguishment.
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
During the nine months ended September 30, 2017, we recognized a net gain of US$ 14.1 million comprised of transaction gains of US$ 7.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 2.4 million on our long-term debt and other financing arrangements and transaction gains of US$ 4.0 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Change in fair value of derivatives: During the three and nine months ended September 30, 2017, we recognized losses as a result of the change in the fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017, May 16, 2017 and July 21, 2017 and the interest rate swaps we use as hedging instruments for interest payments on the 2018 Euro Term Loan. During the three and nine months ended September 30, 2016, we recognized losses as a result of the change in the fair value of certain USD/EUR foreign currency forward contracts which matured in 2016. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Our other income / expense, net during the three and nine months ended September 30, 2017 and 2016 was not material.
Provision for income taxes: The provision for income taxes for the three and nine months ended September 30, 2017 and for the same periods in 2016 reflects losses on which no tax benefit has been received and an income tax charge on profits in the Czech Republic, Romania and the Slovak Republic.
Our subsidiaries are subject to income taxes at statutory rates ranging from 10.0% in Bulgaria to 21.0% in the Slovak Republic.

Index

Loss from discontinued operations, net of tax: Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2017 and 2016 is comprised of the operational results of the Croatia and Slovenia segments including the allocation of interest expense and Guarantee Fees from the 2018 Euro Term Loan and transaction costs. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" and Note 5, "Long-term Debt and Other Financing Arrangements".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and nine months ended September 30, 2017 and 2016 relates to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive income:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2017	2016	% Act	2017	2016	% Act
Currency translation adjustment, net	$9,227	$7,262	27.1%	$42,203	$15,264	176.5%
(Loss) / gain on derivative instruments	(135)	(1,360)	90.1%	1,083	(5,581)	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Other comprehensive income / (loss) due to currency translation adjustment, net comprised the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2017	2016	% Act	2017	2016	% Act
Foreign exchange gain on intercompany transactions	$1,142	$2,263	(49.5)%	$7,824	$10,757	(27.3)%
Foreign exchange gain / (loss) on the Series B Preferred Shares	8,833	1,334	NM (1)	29,284	(4,919)	NM (1)
Currency translation adjustment	(748)	3,665	NM (1)	5,095	9,426	(45.9)%
Currency translation adjustment, net	$9,227	$7,262	27.1%	$42,203	$15,264	176.5%

(1)	Number is not meaningful.
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
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2017 and September 30, 2016.
Percent Change During the Nine Months Ended September 30, 2017

Index

Percent Change During the Nine Months Ended September 30, 2016
(Loss) / gain on derivative instruments: The (losses) / gains on derivatives classified as cash flow hedges of the Euro Term Loans, which are recognized in accumulated other comprehensive income / loss, for the three and nine months ended September 30, 2017 and 2016 are due to the effective portion of the changes in the fair value of our interest rate swap on the 2019 and 2021 Euro Term Loans. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Condensed consolidated balance sheets as at September 30, 2017 and December 31, 2016:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2017	December 31, 2016	% Act	% Lfl
Current assets	$423,318	$340,422	24.4%	10.6%
Non-current assets	1,149,372	1,050,295	9.4%	(4.4)%
Current liabilities	215,528	171,565	25.6%	11.1%
Non-current liabilities	1,154,383	1,070,785	7.8%	(3.4)%
Temporary equity	262,115	254,899	2.8%	2.8%
CME Ltd. shareholders’ deficit	(59,278)	(107,804)	45.0%	43.1%
Noncontrolling interests in consolidated subsidiaries	(58)	1,272	NM (1)	NM (1)

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2016, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at September 30, 2017 decreased from December 31, 2016 primarily due to lower trade receivables from increased collection and higher bad debt provisions. Further decreases are due to seasonality and lower prepayments for program rights.
Non-current assets: Excluding the impact of assets held for sale, non-current assets at September 30, 2017 increased from December 31, 2016 primarily due to higher program rights from foreign acquired and own-produced content partly offset by increased depreciation of property, plant and equipment and amortization of intangible assets.
Current liabilities: Excluding the impact of liabilities held for sale, current liabilities at September 30, 2017 increased from December 31, 2016. The increase is primarily due to higher deferred revenue from customer prepayments for the fall season and accrued interest and Guarantee Fees.
Non-current liabilities: Excluding the impact of liabilities held for sale, non-current liabilities at September 30, 2017 decreased from December 31, 2016 primarily due to our election to repay a portion of the 2018 Euro Term Loan in August 2017. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at September 30, 2017 increased from December 31, 2016 due to the accretion on the Series B Preferred Shares.
CME Ltd. shareholders’ deficit: CME Ltd. shareholders’ deficit decreased from December 31, 2016. This primarily reflects a decrease in accumulated other comprehensive loss due to currency translation adjustments and the net income attributable to CME Ltd. during the nine months ended September 30, 2017, which was partly offset by accretion of the preferred dividend paid in kind on our Series B Preferred Shares.

Index

Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2017 decreased from December 31, 2016 due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 26.4 million during the nine months ended September 30, 2017. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2017	2016
Net cash generated from continuing operating activities	$90,638	$56,972
Net cash used in continuing investing activities	(16,250)	(14,762)
Net cash used in continuing financing activities	(57,782)	(23,191)
Net cash used in discontinued operations	(62)	(22,278)
Impact of exchange rate fluctuations on cash and cash equivalents	9,884	2,005
Net increase / (decrease) in cash and cash equivalents	$26,428	$(1,254)
Operating Activities
The increase in cash generated from continuing operations during the nine months ended September 30, 2017 reflects a significant decrease in cash paid for interest and Guarantee Fees. In 2016, we paid accrued interest related to the 2017 PIK Notes and 2017 Term Loan when they were refinanced in April 2016 and we also repaid US$ 5.5 million of accrued Guarantee Fees in the first half of 2016 which were previously paid in kind. The increase also reflects higher cash collections from revenue growth which are partly offset by higher cash paid for programming and taxes in 2017. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 22.2 million during the nine months ended September 30, 2017 compared to US$ 38.3 million during the nine months ended September 30, 2016.
Investing Activities
Our net cash used in continuing investing activities for the nine months ended September 30, 2017 and 2016 relates to capital expenditures for property, plant and equipment.
Financing Activities
Cash used in continuing financing activities during the nine months ended September 30, 2017 primarily reflected principal repayments made on our 2018 Euro Term Loan. The cash used in continuing financing activities during the nine months ended September 30, 2016 primarily reflected the refinancing of the 2017 PIK Notes and the 2017 Term Loan, partly offset by proceeds from the exercise of stock warrants.
Discontinued Operations
The net cash used in discontinued operations during the nine months ended September 30, 2017 primarily reflected capital expenditures for property, plant and equipment. The net cash used in discontinued operations during the nine months ended September 30, 2016 primarily reflected the payment of Guarantee Fees related to the 2018 Euro Term Loan.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As at September 30, 2017, the aggregate principal amount available under the 2021 Revolving Credit Facility was US$ 115.0 million and was undrawn. The available amount decreases to US$ 50.0 million with effect from January 1, 2018 or, if earlier, upon the repayment of the 2018 Euro Term Loan with the expected proceeds from the Divestment Transaction. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2017 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,068,366	$—	$514,901	$553,465	$—
Long-term debt – interest	253,560	56,089	127,104	70,367	—
Unconditional purchase obligations	140,986	54,344	62,223	20,509	3,910
Operating leases	8,590	3,430	2,530	958	1,672
Capital lease obligations	7,941	2,606	4,172	1,163	—
Other long-term obligations	31,182	15,554	14,376	1,134	118
Total contractual obligations	$1,510,625	$132,023	$725,306	$647,596	$5,700
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using exchange rates and interest rates in effect as at September 30, 2017. For the purposes of the above table, it is assumed that the Guarantee Fees eligible to be paid in kind will be paid in kind at each interest payment date through the maturity dates of the respective Euro Term Loan. However, we intend to allocate excess cash towards paying the Guarantee Fees related to the 2018 Euro Term Loan in cash rather than electing to pay any portion in kind.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2017, we had commitments in respect of future programming of US$ $138.9 million. This includes contracts signed with license periods starting after September 30, 2017.
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
As at September 30, 2017, we have repaid in cash all previously accrued Guarantee Fees related to the 2018 Euro Term Loan and intend to continue to make payments of such Guarantee Fees in cash when due, rather than electing to pay in kind. However, we expect improvements in unlevered free cash flow to exceed the amount of these payments, and therefore expect free cash flow to increase in 2017 compared to 2016.
As at September 30, 2017, we had US$ 67.0 million in cash and cash equivalents. In August 2017, we paid down EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan with cash on hand. Following this repayment, we anticipate using excess cash, including free cash flow from the business, expected proceeds from the Divestment Transaction and expected proceeds from warrant exercises, to repay the remainder of the 2018 Euro Term Loan in full before it matures in November 2018. In the event that the Divestment Transaction does not close or we do not receive the expected warrant proceeds, we will need to secure other external sources of capital to repay the 2018 Euro Term Loan and fund our operations, including through public or private debt or equity financing transactions, which may not be available to us or may not be available on acceptable terms. If these actions are not successful, we will not have sufficient liquidity to repay the 2018 Euro Term Loan prior to its maturity on November 1, 2018.

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
Interest Rate Swaps
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our Euro Term Loans. These interest rate swaps, certain of which are designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. As at September 30, 2017, two forward foreign exchange contract with an aggregate notional amount of approximately US$ 26.3 million related to contractual operating payments were outstanding.
Cash Deposits
We may deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose weekly. The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, from overnight to one month. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of investment grade rating. In addition, we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
September 30, 2017:

Expected Maturity Dates	2017	2018		2019	2020	2021	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	200,800		235,335	—	468,800	—
Average interest rate (1)	—	1.50%		1.50%	—	1.50%	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	200,800	200,800	(2)	235,335	—	468,800	—
Average pay rate	0.21%	0.14%		0.31%	—	0.28%	—
Average receive rate	—%	—%		—%	—	—%	—

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each of the Euro Term Loans will be 6.0% from the end of October 2017 due to the reduction of our net leverage ratio at September 30, 2017.

(2)
The interest rate swaps maturing in 2018 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

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

(2)
The interest rate swaps maturing in 2018 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At September 30, 2017, two forward foreign exchange contracts with an aggregate notional amount of approximately US$ 26.3 million were outstanding.
Interest Rate Risk Management
The Euro Term Loans each bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 1, Note 12, "Financial Instruments and Fair Value Measurements").

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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. Two of the notes allegedly matured in 2015 and the other two in 2016. The four notes purport to be in the aggregate amount of approximately EUR 69 million.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. The judge who was assigned the claim in respect of the fourth promissory note (in the amount of approximately EUR 26 million) terminated proceedings in January 2017 because the plaintiff failed to pay court fees. The plaintiff refiled this claim in June 2017; the judge who was assigned the refiled claim terminated proceedings in September after the plaintiff again failed to pay court fees. In responses to the claims in respect of the other three promissory notes that were filed in August 2017, Mr. Rusko asserted that he signed the three notes in June 2000. We do not believe that the notes were signed in June 2000 or that any of the notes are authentic. We are vigorously defending the claims.
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
Risks Relating to Our Financial Position
Changes in global or regional economic conditions may adversely affect our financial position and results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the recovery that has begun will continue or how long it will last. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total ad spend per capita to nominal GDP per capita) will converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
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

Index

On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", triggering a two-year period to finalize the terms for its leaving the EU. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, if other countries seek to leave the EU, that would increase uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. While we have implemented new pricing strategies to increase sales and television advertising spending, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our ability to secure distribution on cable, satellite or IPTV operators, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on DTT in the Slovak Republic may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences may have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Our liquidity constraints and debt service obligations may restrict our ability to fund our operations.
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn). Furthermore, we are paying Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although a portion of the Guarantee Fees in respect of each of the Euro Term Loans can be non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. Accordingly, the payment of Guarantee Fees in kind will increase our already significant leverage. In addition, if the Divestment Transaction does not close, the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement the 2021 Revolving Credit Facility and the TW Guarantees, see Part I, Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
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
Pursuant to the Reimbursement Agreement and the 2021 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own substantially all of the interests in our operating subsidiaries, in favor of Time Warner as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant agreements, Time Warner would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
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
We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying amount of our goodwill, indefinite-lived intangible assets or long-lived assets may not be recoverable include slower growth rates in our markets, reduced expected future cash flows, increased country risk premium as a result of political uncertainty and a decline in stock price and market capitalization. We consider available current information when calculating our impairment charge. If there are indicators of impairment, our long-term cash flow forecasts for our operations deteriorate or discount rates increase, we may be required to recognize additional impairment charges in later periods. See Part I, Item 1, Note 4, "Goodwill and Intangible Assets" for the carrying amounts of goodwill in each of our reporting units.
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
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, in 2016 the prosecuting authorities in Romania requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and are cooperating with the authorities in responding to the information request. In Slovenia, the competition authorities have launched an investigation into whether our Slovenian subsidiary is dominant and abused its dominant position when concluding carriage fee agreements with platform operators in connection with its decision to cease broadcasting on DTT there. To date there has been no determination that a breach of competition law has occurred. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices (including on what terms and conditions we offer our channels under carriage agreements), our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Our revenue-generating operations are located in Central and Eastern Europe and we may be significantly affected by risks that may be different to those posed by investments in more developed markets. These risks include, but are not limited to, social and political instability, changes in local regulatory requirements including restrictions on foreign ownership, inconsistent regulatory or judicial practice, and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership. This may result in social or political instability or disruptions and the potential for political influence on the media as well as inconsistent application of tax and legal regulations, arbitrary treatment before regulatory or judicial authorities and other general business risks. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs and other levies as well as longer payment cycles. The relative level of development of our markets and the influence of local politics also present a potential for biased treatment of us before regulators or courts in the event of disputes. If such a dispute occurs, those regulators or courts might favor local interests over our interests. Ultimately, this could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of September 30, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 108.1 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A Preferred Shares, Series B Preferred Shares and TW Warrants, see Part I, Item I, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner. The merger is subject to regulatory approvals, including the U.S. Department of Justice. Following a successful completion of such merger, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
Time Warner is able to exercise voting power in us with respect to 46.5% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 76.0% (without giving effect to the accretion of the Series B Preferred Shares after September 30, 2017). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company.
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
On January 17, 2017, TCS Capital Management, LLC ("TCS Capital"), a beneficial owner of 7.0% of our shares, filed an amendment to its Schedule 13D disclosing its opinion that the Company should hire an investment bank to run a process to sell the Company as well as replace current members of the Company's Board of Directors with new directors recommended by TCS Capital. In recent years, shareholder activists, such as TCS Capital, have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Central European Media Enterprises Ltd.
Date:	October 24, 2017	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer