Form 10-K
period 2017-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2018-02-08
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (441) 296-1431

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
CLASS A COMMON STOCK, $0.08 PAR VALUE	NASDAQ Global Select Market, Prague Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
UNIT WARRANTS TO PURCHASE SHARES OF CLASS A COMMON STOCK	None.
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing price of US$ 4.00 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2017) was US$ 250.0 million.
Number of shares of Class A Common Stock outstanding as of February 5, 2018: 145,498,488
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2018 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2017

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions and the extent, timing and duration of the recovery in our markets; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; our ability to consummate the Divestment Transaction; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Index

Defined Terms
Unless the context otherwise requires, references in this report to the “Company”, “CME”, “we”, “us” or “our” refer to Central European Media Enterprises Ltd. (“CME Ltd.”) or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates or average rates where applicable. All references in this report to “US$” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro. The exchange rates as at December 31, 2017 used in this report are US$/BGN 1.63; US$/CZK 21.29; US$/RON 3.89; and US$/EUR 0.83.
The following defined terms are used in this Annual Report on Form 10-K:

•	"2015 Convertible Notes" refers to our 5.0% senior convertible notes due November 2015, redeemed in November 2015;

•	"2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	"2017 Term Loan" refers to our 15.0% term loan facility due 2017, repaid in April 2016;

•
"2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Time Warner, dated as of November 14, 2014 and amended on March 9, 2015, February 19, 2016, June 22, 2017 and February 5, 2018 which matures on May 1, 2019 (see Part II, Item 8, Note 24, "Subsequent Events" for further information);

•
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

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l. for the sale of our Croatia and Slovenia operations (see Part II, Item 8, Note 3, "Discontinued Operations and Assets Held for Sale" for further information)

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
PART I
ITEM 1.    BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with four operating segments, Bulgaria, the Czech Republic, Romania and the Slovak Republic, which are also our reportable segments and our main operating countries. We own 94% of our Bulgaria operations and 100% of our companies in our remaining countries.
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. Accordingly, these operations are classified as held for sale and they are presented as discontinued operations for all periods in this report; and the discussion below relates to our continuing operations in the four remaining operating segments. See Part II, Item 8, Note 3, "Discontinued Operations and Assets Held for Sale" for further information.
Our main operating countries are members of the European Union (the “EU”). However, as emerging economies, they have adopted Western-style democratic forms of government and have economic structures, political and legal systems, systems of corporate governance and business practices that continue to evolve. As the economies of our operating countries converge with more developed nations and their economic and commercial infrastructures continue to develop, we believe the business risks of operating in these countries will continue to decline.
We operate market leading television networks in each of these four countries, broadcasting a total of 26 television channels to more than 40 million people living in the region. Each segment also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, direct-to-home (“DTH”) and internet protocol television ("IPTV") operators for carriage of our channels.
Our strategy is to maintain or increase our audience leadership in each of our countries and to pursue sales strategies designed to maximize our revenues in order to provide additional financial resources to invest in local content. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels which appeal to a broad audience.

Index

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
Our main unit of inventory is the commercial gross rating point (“GRP”), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or “CPP”). Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. The CPP varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Our larger advertising customers generally commit to specified amounts of advertising on an annual basis, which sets the pricing for a minimum volume of GRPs.
We operate our television networks based on a business model of audience leadership, brand strength and popular local content. Our sales strategy is to maximize the monetization of our advertising time by leveraging our high brand power and applying an optimal mix of pricing and sell-out rate. The effectiveness of our sales strategy is measured by our share of the television advertising market, which represents the proportion of our television advertising revenues compared to the total television advertising market. We also generate additional revenues by collecting carriage fees from cable, satellite and IPTV operators for broadcasting our channels.
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
Audience Share and Ratings
Audience share represents the viewers watching a channel in proportion to the total audience watching television at the time. Ratings represent the number of people watching a channel in proportion to the total population. Audience share and ratings information are measured in each market by independent agencies using peoplemeters, which measure audiences for different demographics and subgeographies of the population throughout the day. Our channels schedule programming intended to attract audiences within specific target demographics that we believe will be attractive to advertisers. The tables below provide a comparison of all day and prime time audience shares for 2017 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, BTV ACTION, BTV LADY and RING.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2017	2016	2017	2016
18-49	BTV	CME	31.8%	30.5%	34.8%	33.6%
	NOVA TV	MTG	16.7%	19.2%	18.5%	21.1%
	BNT 1	Public television	6.0%	7.0%	7.4%	8.9%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2017 were 41.9% and 45.3%, respectively.

Index

Czech Republic
We operate one general entertainment channel, TV NOVA, and seven other channels, NOVA 2, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2017	2016	2017	2016
15-54	TV NOVA	CME	23.7%	23.7%	27.9%	28.2%
	Prima	MTG / GME	10.7%	10.8%	13.5%	13.2%
	CT 1	Public television	12.2%	12.3%	14.1%	14.7%

Source: ATO - Nielsen Admosphere; Mediaresearch
The combined all day and prime time audience shares of our Czech Republic operations in 2017, excluding NOVA SPORT 1, NOVA SPORT 2 and NOVA INTERNATIONAL, were 36.9% and 39.3%, respectively.
Romania
We operate one general entertainment channel, PRO TV, and seven other channels, PRO 2 (formerly ACASA), PRO X (formerly SPORT.RO), PRO GOLD (formerly ACASA GOLD), PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2017	2016	2017	2016
18-49 Urban	PRO TV	CME	23.3%	20.6%	27.0%	25.0%
	Antena 1	Intact group	14.9%	15.7%	15.9%	15.9%
	TVR 1	Public television	1.4%	1.3%	1.5%	1.5%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania operations in 2017, excluding PRO TV INTERNATIONAL, PRO TV CHISINAU and ACASA IN MOLDOVA (which ceased broadcasting in October 2017) were 27.4% and 30.3%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2017	2016	2017	2016
12-54	TV MARKIZA	CME	19.5%	22.2%	20.3%	23.3%
	TV JOJ	J&T Media Enterprises	16.5%	15.4%	20.2%	18.8%
	Jednotka	Public Television	8.6%	8.0%	10.8%	9.7%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic operations in 2017, excluding MARKIZA INTERNATIONAL, were 27.0% and 28.3%, respectively.
Seasonality
We experience seasonality, with advertising sales tending to be highest during the fourth quarter of each calendar year due to the holiday season, and lowest during the third quarter of each calendar year due to the summer vacation period (typically July and August). Our non-advertising sales are not affected by seasonality.

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
On May 25, 2016, the European Commission adopted a proposal to amend the AVMS Directive. As proposed, the legislation liberalizes many of the AVMS Directive requirements, including, for example, in respect of hourly advertising limits, product placement, teleshopping and sponsorship. The proposal is subject to consultation, review by the European Commission committees and a vote by the European Parliament in order to be adopted. Following adoption, any amendments to the AVMS Directive would then need to be implemented by our operating countries.
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
Romania: Privately owned broadcasters in Romania are permitted to broadcast advertising and direct sales advertising for up to 12 minutes per hour. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). Broadcasters are also required that from the total broadcasting time (except for the time allocated to news, sports events, games, advertising and teleshopping) (a) at least 50% must be European-origin audio-visual works and (b) at least 10% (or, alternatively, at least 10% of their programming budget) must be European audio-visual works produced by independent producers. The public broadcaster, TVR, is restricted to broadcasting advertising for eight minutes per hour and only between programs. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, and regulations on advertising targeted at children or during children's programming. In addition, news anchors of all channels are prohibited from appearing in advertisements and teleshopping programming. A new Audiovisual Code was enacted in March 2017 providing additional safeguards in connection with the protection of minors and privacy rights.
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

Index

Licensing Regulation
The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., terrestrial, cable, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect all of our licenses will continue to be renewed or new licenses to be granted as required to continue to operate our business. All of the countries in which we operate have transitioned from analog to digital terrestrial broadcasting and we have obtained digital licenses where requested. In January 2017, we ceased terrestrial distribution of our channels in the Slovak Republic, and channels are now available exclusively on cable, satellite and IPTV platforms. We will apply for additional digital licenses where such applications are prudent and permissible. Please see below for more detailed information on licenses for our channels.
Bulgaria: BTV operates pursuant to a national digital terrestrial license issued by the Council for Electronic Media, the Bulgarian Media Council, that expires in July 2024. BTV ACTION broadcasts pursuant to a national cable and satellite registration that is valid for an indefinite time period and also has a digital terrestrial license that expires in January 2025 which is not currently in use. BTV CINEMA, BTV COMEDY, RING and BTV LADY, as well as BTV, each broadcast pursuant to a national cable and satellite registration that is valid for an indefinite time period.
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA broadcasts under a national terrestrial license that expires in January 2025. TV NOVA may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT 1 broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. NOVA SPORT 2 broadcasts pursuant to a satellite license that expires in August 2027. In addition, NOVA SPORT 1 and NOVA SPORT 2 each have a license that permits internet transmission which expires in August 2027. NOVA ACTION broadcasts pursuant to a satellite license that expires in July 2024 and a national terrestrial license that expires in September 2023. NOVA 2 broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. NOVA GOLD broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025. NOVA INTERNATIONAL broadcasts pursuant to a license that permits internet transmission which expires in January 2028.
Romania: PRO TV broadcasts pursuant to a national satellite license granted by the Romanian Media Council, the National Audio-Visual Council, that expires in May 2023. PRO 2 broadcasts pursuant to a national satellite license that expires in January 2025. PRO GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO CINEMA broadcasts pursuant to a national satellite license that expires in April 2022. PRO X broadcasts pursuant to a national satellite license that expires in July 2021. MTV ROMANIA broadcasts pursuant to a national satellite license that expires in April 2018 and PRO TV INTERNATIONAL broadcasts pursuant to a national satellite license that expires in May 2018. PRO TV also broadcasts through the electronic communications networks pursuant to a series of local licenses and PRO 2 broadcasts in high-definition pursuant to a written consent from the Media Council. PRO TV CHISINAU broadcasts pursuant to a cable license granted by the Audio-Visual Coordinating Council of the Republic of Moldova (the "AVCC") that expires in November 2023. In September 2017 we applied to the AVCC to discontinue the ACASA IN MOLDOVA channel from October 2017.
Slovak Republic: TV MARKIZA, DOMA and DAJTO each broadcast pursuant to a national license for digital broadcasting granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period. MARKIZA INTERNATIONAL is broadcast pursuant to the license granted to TV MARKIZA.
OTHER INFORMATION
Employees
As of December 31, 2017, we had a total of approximately 2,200 employees (including contractors).
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports together with press releases, public conference calls, webcasts and posts to the "Investors" section of our website are available at www.cme.net and we encourage investors to use our website. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.
Financial Information by Operating Segment and by Geographical Area
For financial information by operating segment and geographic area, see Part II, Item 8, Note 20, "Segment Data".

Index

ITEM 1A    RISK FACTORS
This report and the following discussion of risk factors contain forward-looking statements as discussed on page 1 of this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks and uncertainties described below and elsewhere in this report. These risks and uncertainties are not the only ones we may face. Additional risks and uncertainties of which we are not aware, or that we currently deem immaterial, may also become important factors that affect our financial condition, results of operations and cash flows.
Risks Relating to Our Financial Position
Changes in global or regional economic conditions may adversely affect our financial position and results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the current growth trends will continue in the future. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Changes to the quantitative easing program implemented by European Central Bank ("ECB") and the impact on the region of the United Kingdom’s exit from the European Union (“EU”) may adversely affect our financial position and results of operations.
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone, including strong growth in 2017, has been helped by the ECB’s quantitative easing program. Citing improved economic conditions, the ECB has announced that from January 2018 it will be reducing its quantitative easing program from a rate of EUR 60 billion a month to EUR 30 billion a month for an initial nine-month period. The ECB may decide to take further steps to reduce or exit quantitative easing in the future. The tapering of quantitative easing may adversely impact future growth in Eurozone countries, including the countries we operate in which would negatively impact our business.
On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", triggering a two-year period to finalize the terms for its leaving the EU. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, if other countries seek to leave the EU, that would increase uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. While we have implemented pricing strategies to increase sales and television advertising spending, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our ability to secure distribution on cable, satellite or IPTV operators, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on DTT in the Slovak Republic may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences may have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
Our debt service obligations and covenants may restrict our ability to conduct our operations.
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn), including the Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). Although a portion of the Guarantee Fees in respect of each of the Euro Term Loans can be non-cash pay at our option, accruing such fees will further increase the amounts to be repaid at the maturity of these facilities. In addition, if the Divestment Transaction does not close, the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2021 Revolving Credit Facility and the TW Guarantees, see Part II, Item 8, Note 5, "Long-term Debt and Other Financing Arrangements".

Index

We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Term Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 180 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 13% on the date that is 180 days following such change of control. We intend to repay the 2018 Euro Term Loan at or prior to maturity on May 1, 2019 with cash flows from operations and the expected proceeds from the Divestment Transaction or if the Divestment Transaction does not close, the expected proceeds from warrant exercises. In the event the Divestment Transaction does not close, the warrants are not exercised in full or cash flows from operations do not meet our forecasts, we would be required to refinance the 2018 Euro Term Loan in whole or in part. Pursuant to the Reimbursement Agreement, all commitments under the 2021 Revolving Credit Facility terminate on the refinancing of any Euro Term Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
If the Divestment Transaction fails to complete or is terminated, we may need to find alternative sources of funds to repay certain of our indebtedness
On July 9, 2017, we entered into a framework agreement (the “Framework Agreement”) with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 275.8 million), subject to customary working capital adjustments (the "Divestment Transaction"). The closing of the Divestment Transaction is subject to obtaining regulatory approvals and other customary closing conditions. On November 15, 2017 the Croatian Agency for Electronic Media ("CAEM") published a decision that the acquisition by the Purchaser is not permitted under the Croatian Act on Electronic Media due to certain cross ownership restrictions that CAEM believes to be applicable to the Divestment Transaction. Following the sale by the United Group of certain assets in Croatia to address this cross ownership restriction, the Purchaser has reapplied for approval from CAEM. Under the terms of the Framework Agreement, the Purchaser has the right to extend the closing date of the transaction until March 31, 2018 (the "Long Stop Date"). There is no guarantee that the CAEM regulatory approval or any other regulatory approvals will be obtained by the Long Stop Date. In the event the required regulatory approvals are not obtained by the Long Stop Date or the parties have not otherwise agreed to extend that date, both we and the Purchaser have the right to terminate the Framework Agreement on notice to the other party. If the Divestment Transaction does not close or is terminated, we would not be able to repay indebtedness we planned to repay with expected proceeds of the Divestment Transaction and would need to find alternative sources of funds to repay such indebtedness (see "We may be unable to refinance our existing indebtedness and may not be able to obtain favourable refinancing terms" above).
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
Pursuant to the Reimbursement Agreement and the 2021 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own all of our interests in our operating subsidiaries, in favor of Time Warner as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant agreements, Time Warner would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. In 2017, the weakening of the dollar had a positive impact on reported revenues when translated from the functional currencies of our operations. Any future strengthening of the dollar will have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relates to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
Our strategies to enhance our carriage fees and diversify our revenues may not be successful.
We are focused on creating additional revenue streams from our broadcast operations as well as increasing revenues generated from television advertising, which is how we generate most of our revenues. Our main efforts with respect to this strategy are on increasing carriage fees from cable, satellite and IPTV operators for carriage of our channels as well as continuing to seek improvements in advertising pricing. Agreements with operators generally have a term of one or more years, at which time agreements must be renewed. There can be no assurance that we will be successful in renewing carriage fee agreements on similar or better terms. During negotiations to implement our carriage fees strategy in prior years, some cable and satellite operators suspended the broadcast of our channels, which negatively affected the reach and audience shares of those operations and, as a result, advertising revenues. There is a risk that operators may refuse to carry our channels while carriage fee negotiations are ongoing, which would temporarily reduce the reach of those channels and may result in clients withdrawing advertising from our channels. The occurrence of any of these events may have an adverse impact on our financial position, results of operations and cash flows. If we are ineffective in negotiations with carriers or in achieving further carriage fee increases, our profitability will continue to be dependent primarily on television advertising revenues, which increases the importance placed on our ability to improve advertising pricing and generate advertising revenues. In addition to carriage fees, we are also working to build-out our offerings of advertising video-on-demand products and other opportunities for advertising online. There can be no assurances that our revenue diversification initiatives will ultimately be successful, and if unsuccessful, this may have an adverse impact on our financial position, results of operations and cash flows.

Index

A downgrading of our corporate credit ratings may adversely affect our ability to raise additional financing.
Moody’s Investors Service rates our corporate credit as B2 with a positive outlook. Standard & Poor’s rates our corporate credit B+ currently on CreditWatch with developing implications due to the Divestment Transaction. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. While we have been successful in reducing content costs in prior periods, the cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, is likely to increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We are required to comply with a wide variety of laws and other regulatory obligations in the jurisdictions in which we operate and compliance by our businesses is subject to scrutiny by regulators and other government authorities in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws, employment laws, data protection requirements including the new EU General Data Protection Regulation, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We believe we have implemented appropriate risk management and compliance policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. A failure or alleged failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings being initiated against us.
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, in 2016, the prosecuting authorities in Romania requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and have cooperated with the authorities in responding to the information request. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices (including on what terms and conditions we offer our channels under carriage agreements), our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
We rely on network and information systems and other technology that may be subject to disruption, security breaches or misuse, which could harm our business or our reputation.
We make extensive use of network and information systems and other technologies, including those related to our internal network management as well as our broadcasting operations. These systems are central to many of our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, malicious activities or other security breaches could result in a disruption or degradation of our services, the loss of information or the improper disclosure of personal data. The occurrence of any of these events could negatively impact our business if we are required to expend resources to remedy such a security breach or if they result in legal claims or proceedings or our reputation is harmed. In addition, improper disclosure of personal data could subject us to liability under laws, including the new EU General Data Protection Regulation, that protect personal data in the countries in which we operate. The development and maintenance of systems to prevent these events from occurring requires ongoing monitoring and updating as efforts to overcome security measures become more sophisticated. As technologies evolve, we will need to expend additional resources to protect our technology and information systems, which could have an adverse impact on our results of operations and cash flows.
Our broadcasting licenses may not be renewed and may be subject to revocation.
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic are valid for indefinite time periods, our other broadcasting licenses expire at various times through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

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
Time Warner is the largest holder of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock, 200,000 shares of Series B preferred stock and warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A preferred stock is convertible into 11,211,449 shares of Class A common stock and the shares of Series B preferred stock are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of December 31, 2017, the 200,000 shares of Series B preferred stock were convertible into approximately 109.2 million shares of Class A common stock. The TW Warrants are exercisable for shares of Class A common stock until May 2, 2018 at an exercise price of US$ 1.00 per share. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A preferred stock, Series B preferred stock and TW Warrants, see Part II, Item 8, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner.  The merger is subject to approval by a number of regulatory authorities, including the U.S. Department of Justice. If completion of the merger is successful, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
Time Warner is able to exercise voting power in us with respect to 46.3% of our outstanding shares of Class A common stock. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions. Following the issuance of the TW Warrants, the aggregate economic interest of Time Warner in us is approximately 76.1% (without giving effect to the accretion of the Series B preferred stock after December 31, 2017). Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company.
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
On January 17, 2017, TCS Capital Management, LLC ("TCS Capital"), a beneficial owner of approximately 7.0% of our Class A common stock, filed an amendment to its Schedule 13D in which it disclosed its opinion that the Company should hire an investment bank to run a process to sell the Company as well as replace the Company's Board of Directors with new directors recommended by TCS Capital. In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease properties in the countries in which we operate. These facilities are fully utilized for current ongoing operations, are in good condition and are adequately equipped for purposes of conducting broadcasting, content production or such other operations as we require. We believe that suitable additional space is available on acceptable terms in the event of an expansion of our businesses. The table below provides a brief description of our significant properties.

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
For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, III, "Liquidity and Capital Resources".
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
On February 5, 2018, the last reported sales price for shares of our Class A common stock was US$ 4.60.
The following table sets forth the high and low prices for shares of our Class A common stock for each quarterly period during the last two fiscal years as reported by NASDAQ.

	2017		2016
	High (US$ / Share)	Low (US$ / Share)	High (US$ / Share)	Low (US$ / Share)
Fourth Quarter	$5.20	$4.00	$2.88	$2.15
Third Quarter	4.55	3.90	2.48	2.05
Second Quarter	4.45	2.90	2.96	2.03
First Quarter	3.15	2.40	2.71	2.17
At February 5, 2018, there were approximately 52 holders of record (including brokerage firms and other nominees) of shares of Class A common stock.
Under our 2015 Stock Incentive Plan (the "2015 Plan"), 6,000,000 shares of Class A are authorized for issuance in respect of equity awards. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan (see Item 8, Note 17, "Stock-based Compensation"). See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for further information.
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2017.

Index

PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative total shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2012 and December 31, 2017. The graph below assumes the investment of US$ 100 on December 31, 2012 in our Class A common stock, the NASDAQ Composite and the Dow Jones Europe Stock Index, assuming dividends, if any, are reinvested.
Value of US$ 100 invested at December 31, 2012 as of December 31, 2017:

Central European Media Enterprises Ltd.	$75.24
NASDAQ Composite Index	$228.63
Dow Jones Europe Stock Index	$129.34

Index

ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2017. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”. We have derived the consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected financial data for all periods presented has been recast due to the impact of our Croatia and Slovenia segments which are presented as discontinued operations (see Item 8, Note 3, "Discontinued Operations and Assets Held for Sale").

	For The Year Ended December 31,
	(US$ 000's, except per share data)
	2017	2016	2015	2014	2013
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS DATA:
Net revenues	$574,212	$526,174	$496,195	$557,273	$504,401
Operating income / (loss)	129,949	105,532	88,047	32,599	(179,045)
Income / (loss) from continuing operations	54,053	(164,425)	(86,176)	(154,912)	(277,421)
Loss from discontinued operations, net of tax	(4,626)	(16,172)	(29,396)	(76,990)	(4,127)
Net income / (loss) attributable to CME Ltd.	$49,768	$(180,291)	$(114,901)	$(227,428)	$(277,651)

PER SHARE DATA:
Net income / (loss) per common share from:
Continuing operations — basic	$0.17	$(1.18)	$(0.70)	$(1.14)	$(2.24)
Continuing operations — diluted	0.15	(1.18)	(0.70)	(1.14)	(2.24)
Discontinued operations — basic	(0.03)	(0.10)	(0.20)	(0.52)	(0.03)
Discontinued operations — diluted	(0.03)	(0.10)	(0.20)	(0.52)	(0.03)
Net income / (loss) attributable to CME Ltd. — basic	0.14	(1.28)	(0.90)	(1.66)	(2.27)
Net income / (loss) attributable to CME Ltd. — diluted	0.12	(1.28)	(0.90)	(1.66)	(2.27)

Weighted average common shares used in computing per share amounts (000’s):
Basic	155,846	151,017	146,866	146,509	125,723
Diluted	236,404	151,017	146,866	146,509	125,723

	As at December 31,
	(US$ 000's)
	2017	2016	2015	2014	2013
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$54,903	$40,606	$59,120	$28,844	$90,921
Other current assets (1)	409,871	299,814	299,164	345,784	432,609
Non-current assets	1,163,281	1,050,297	1,082,133	1,230,200	1,425,321
Total assets	$1,628,055	$1,390,717	$1,440,417	$1,604,828	$1,948,851

Current liabilities (1)	$188,264	$171,564	$146,308	$450,286	$318,931
Non-current liabilities	1,180,968	1,070,786	974,270	653,434	981,029
Temporary equity	264,593	254,899	241,198	223,926	207,890
CME Ltd. shareholders' (deficit) / equity	(5,788)	(107,804)	77,260	279,794	440,108
Noncontrolling interests	18	1,272	1,381	(2,612)	893
Total liabilities and equity	$1,628,055	$1,390,717	$1,440,417	$1,604,828	$1,948,851

(1)	Other current assets and current liabilities as at December 31, 2017 include total assets held for sale and total liabilities held for sale, respectively.

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to page 2 of this Annual Report on Form 10-K for a list of defined terms used herein.
The exchange rates used in this report are as at December 31, 2017, unless otherwise indicated.
I.    Overview
CME Strategy
Our operations comprise a unique collection of television networks across Central and Eastern Europe, each of which enjoys a strong competitive position due to audience share leadership, brand strength, strong local content, and the depth and experience of country management. The reach and affinity we provide advertisers supports our model of pricing inventory at a premium to our competition, and we pursue sales strategies designed to maximize our revenues in order to provide additional financial resources to invest in local content. We believe these competitive advantages position us to benefit if forecast economic growth leads to continued growth of the television advertising markets in the countries in which we operate.
We are focused on enhancing the performance of our television networks in each country, which we expect will continue improving operating margins and cash generation over the short- and medium-term. The main elements of our strategy are as follows:

•	leveraging content popular with our target demographics to maintain or increase our television audience share leadership and advertising market shares;

•	driving growth in television advertising revenues through our pricing strategies;

•	increasing carriage fees and subscription revenues to provide more diversified and predictable income;

•	expanding our online content offerings to further diversify revenues; and

•	maintaining a strict cost discipline and identifying cost synergies while safeguarding our brands and competitive strengths.
As market leaders with experienced management teams in each country, we believe we are well positioned to identify new challenges in a timely manner and adjust our strategy as new opportunities or threats arise.
We manage our business on a geographical basis with four operating segments: Bulgaria, the Czech Republic, Romania, and the Slovak Republic. These operating segments, which are also our reportable segments, reflect how our operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how our operations are managed by segment managers; and the structure of our internal financial reporting.
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
Following a repricing of our Guarantee Fees in March 2017, the proportion of interest and related Guarantee Fees on our outstanding indebtedness that must be paid in cash has increased. In addition to this obligation to pay more Guarantee Fees in cash, we expect to use cash generated by the business to pay certain Guarantee Fees that are payable in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 8, Note 20, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
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

Index

Executive Summary
The following tables provide a summary of our consolidated results for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Net revenues	$574,212	$526,174	9.1%	5.5%	$526,174	$496,195	6.0%	6.3%
Operating income	129,949	105,532	23.1%	18.8%	105,532	88,047	19.9%	19.4%
Operating margin	22.6%	20.1%	2.5 p.p.	2.5 p.p.	20.1%	17.7%	2.4 p.p.	2.2 p.p.
OIBDA	$165,532	$136,908	20.9%	16.5%	$136,908	$109,442	25.1%	24.4%
OIBDA margin	28.8%	26.0%	2.8 p.p.	2.7 p.p.	26.0%	22.1%	3.9 p.p.	3.8 p.p.
Our consolidated net revenues increased 9% at actual exchange rates and 6% at constant rates in 2017 compared to 2016 due to an increase in both television advertising revenues and carriage fee and subscription revenues. Television advertising spending in the countries in which we operate grew an estimated 6% at constant rates in 2017 compared to 2016. Our consolidated television advertising revenues grew 8% at actual rates and 5% at constant rates due primarily to significant year-on-year growth in Romania, as well as higher levels of advertising spending in Bulgaria and the Czech Republic. Carriage fees and subscription revenues increased 17% at actual rates and 15% at constant rates primarily due to additional carriage fees from contracts with cable, satellite and internet protocol television ("IPTV") operators in the Slovak Republic since January 2017, when those operations ceased broadcasting on DTT.
Costs charged in arriving at OIBDA increased 5% at actual rates and 2% at constant rates in 2017 compared to 2016. We controlled costs overall, while spending more on popular local content, by offsetting this with savings in foreign acquired content and sports rights as well as reducing other operating costs. We made targeted investments in our programming line-up to satisfy additional demand for GRPs in Romania, to improve our competitive positioning in Bulgaria and the Czech Republic, and to support the change in the way our channels are distributed in the Slovak Republic. Other operating costs decreased due to savings from transmission costs, which offset higher marketing and staff costs.
Our focus on controlling costs while improving revenues led to another year of OIBDA margin expansion, which increased to 29% in 2017 from 26% in 2016. We expect the trend of revenues growing at a faster pace than costs will continue in 2018 and for the next several years, leading to further margin expansion year on year although trends may vary from quarter to quarter.
We remained audience share leaders during 2017 in all of the countries in which we operate and improved our competitive position in both prime time and all day audience share in three out of four countries. These audience shares give us a strong offering for advertisers, and we believe television continues to provide the most efficient medium to reach consumers in our markets. During 2017 we rebranded our niche channels in the Czech Republic and Romania to bring them under the umbrella of our flagship brands in each respective country.
Looking ahead to 2018 and beyond:

•
Following significant GDP growth in Romania during 2017, which saw the highest GDP growth rate in the European Union for a second year, expansion is expected to moderate in 2018. However, analysts estimate that GDP growth in the countries in which we operate will continue to outpace that of the developed markets (as defined below). We anticipate the television advertising market in each of our operating countries will grow in 2018.

•
Television continues to be the strongest medium for advertising in our operating countries, and demand for television advertising remains robust. This is particularly true in Romania and the Slovak Republic, as both our operations and the respective markets were largely sold-out in 2017. As a result, we have introduced higher list prices in our sales policies for all of our operating countries for 2018. Average realized prices for the year will ultimately depend on a number of factors, including the timing of commitments made for spending in 2018, the portion of those commitments that is prepaid, the volume of those commitments relative to the previous year, and the seasonality of advertisements actually placed.

•
We expect to continue growing non-advertising based carriage fees and subscription revenues. Following the successful transition from DTT broadcasting of our channels in the Slovak Republic, we expect growth in these consolidated revenues will be driven by contract renewals and increases in the number of subscribers to cable, satellite and IPTV platforms, which would benefit profitability in all countries.

•
The production of local content remains a key pillar of our strategy as it generally attracts larger audiences. We continually refine our program grids and intend to maintain targeted investments in local content in a cost effective manner. This is particularly true in the Slovak Republic, where we will maintain a strong line-up of local content as we seek to regain audience share and television advertising market share lost in 2017 during the change in the way our channels were distributed.

•
Local content also continues to be important for attracting audiences that consume content through alternatives to linear television. Increased investments in content will also be utilized to expand our offerings on subscription video on demand ("SVOD") platforms as well as advertising based video on demand ("AVOD") platforms to further diversify our revenues.

•
We believe increased investments in local content will be mostly offset by cost savings on foreign content, as well as savings in other operating costs, including cost synergies from optimizing certain elements of our operations.

•	Our cash paid for income taxes will continue to increase as the operating companies in each jurisdiction return to generating profits and previous net operating losses are fully utilized.

•
The dollar is currently weaker than it was, on average, in 2017, and if this persists for the duration of 2018 our local currency results compared to the prior year will be even higher when translated into dollars, further improving our overall results at actual exchange rates.

•
In 2018 we anticipate using increased cash generated by the business, expected proceeds from the sale of our operations in Croatia and Slovenia, any proceeds from warrant exercises, and savings from lower debt service obligations to repay a significant balance of principal on our outstanding long-term debt. If we are able to reach a net leverage ratio near 3x as a result of these transactions, we expect to review our capital allocation strategy to ensure we are appropriately balancing the benefits of further deleveraging with other uses for excess cash.

Index

Lower Debt Service Obligations
In March 2017, the Guarantee Fees payable to Time Warner as credit guarantor of our currently outstanding Euro Term Loans have been reduced. As a result of the transaction:

•	Our weighted average borrowing cost immediately decreased 150 basis points to 7.25%, and decreased another 125 basis points to 6.00% in October 2017 when the net leverage ratio decreased below 6x.

•	The all-in rate now applicable to all currently outstanding senior term credit facilities automatically improves to 5.0% when our net leverage ratio is less than 5x.

•
Our cost of borrowing will decrease 50 basis points if the total of outstanding senior term credit facilities is reduced below €815 million, subject to certain adjustments for specified debt repayments, by September 30, 2018.

•	There is a minimum level of cash-pay interest and related Guarantee Fees totaling 5% applicable to all Euro Term Loans.

•	There were no changes to our existing debt prepayment rights and no changes to the 2021 Revolving Credit Facility.
On February 5, 2018 we entered into an amendment to the 2018 Euro Term Loan that extended the maturity date from November 1, 2018 to May 1, 2019.
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017, we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l., a subsidiary of United Group B.V. (“United Group”), subject to obtaining regulatory approvals and other customary closing conditions. On November 14, 2017 the Croatian Agency for Electronic Media (“CAEM”) published a decision that the acquisition by the Purchaser is not permitted under the Croatian Act on Electronic Media due to certain cross ownership restrictions that CAEM believes to be applicable to the Divestment Transaction. Following a sale by the United Group of certain assets in Croatia to address this cross ownership restriction cited by CAEM, it has reapplied for approval from CAEM.
Total cash consideration for the transaction is EUR 230.0 million (approximately US$ 275.8 million), subject to customary working capital adjustments. Upon closing, the proceeds will be used to repay the remaining balance of the 2018 Euro Term Loan in full, and we expect to use the remaining proceeds to repay the Commitment Fee and a portion of the 2019 Euro Term Loan and related accrued Guarantee Fees. These repayments would significantly decrease our indebtedness and our net leverage ratio, and upon repayment of debt following the closing of this transaction, we expect our average borrowing cost on our senior debt would decrease to 4.5%. Had the transaction closed on December 31, 2017, CME’s net leverage ratio would have fallen from 5.4x to 4.6x as a result of the repayment of debt.
Free Cash Flow and Unlevered Free Cash Flow from Continuing Operations

	For The Year Ended December 31, (US$ 000's)
	2017	2016	Movement	2016	2015	Movement
Net cash generated from continuing operating activities	$95,321	$59,387	60.5%	$59,387	$79,580	(25.4)%
Capital expenditures, net	(24,742)	(22,201)	(11.4)%	(22,201)	(23,563)	5.8%
Free cash flow	70,579	37,186	89.8%	37,186	56,017	(33.6)%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	40,619	50,611	(19.7)%	50,611	14,976	NM (1)
Cash paid for Guarantee Fees that may be paid in kind	1,735	7,464	(76.8)%	7,464	—	NM (1)
Unlevered free cash flow from continuing operations	$112,933	$95,261	18.6%	$95,261	$70,993	34.2%
(1) Number is not meaningful.

	December 31, 2017	December 31, 2016	Movement
Cash and cash equivalents	$54,903	$40,606	35.2%
Our unlevered free cash flow increased in 2017 reflecting higher cash collections from revenue growth, which was partially offset by higher cash spending on content as well as higher cash paid for income taxes and capital expenditures. Free cash flow increased significantly more than unlevered free cash flow due to a significant decrease in cash paid for interest and accrued Guarantee Fees.
Due to the significant increase in cash generated by the business, on August 1, 2017, we elected to repay EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan, and on February 6, 2018 we repaid an additional EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates). We ended 2017 with cash of US$ 54.9 million and from the beginning of 2018 we have access to another US$ 50.0 million of liquidity provided by the 2021 Revolving Credit Facility, which remains undrawn.

Index

Market Information
After adjusting for inflation, we estimate that during 2017, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate of the developed markets. In this respect, "developed markets" refers to a combined group of 11 countries from within the European Union, predominantly from Western Europe, and the United States. Romania continued to be one of the fastest growing economies in the European Union as increases to average wages have provided support for higher disposable income, however higher inflation and uncertainty regarding fiscal policy there are expected to slightly reduce growth in 2018. Similar to the last few years, it has been reported that GDP growth in our markets has been less reliant on growth in exports, and domestic demand has played a larger role in economic expansion. Consumer confidence remains strong in the Czech and Slovak Republics, reflecting historically low rates of unemployment in those countries.
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
On April 6, 2017, the Czech National Bank determined that the recent increase in inflation in the country was sustainable and its mandate for price stability had been met. As a result, it ended its commitment to intervene in currency markets and withdrew the floor related to the EUR/CZK exchange rate. Following the announcement, the Czech Koruna has since strengthened more than 15% against the dollar, also reflecting appreciation of the Euro versus the dollar. If the currency continues to appreciate, this will improve the results of our largest operation in dollar terms.
Moderate inflationary pressures are expected in 2018 due to tighter labor market conditions, and the ECB is expected to begin winding down quantitative easing measures. As a result, incremental interest rate rises are expected in the Czech Republic and Romania. Even with this, analysts estimate that GDP growth in the countries in which we operate will continue to outpace that of the developed markets in 2018. We believe the growth in real private consumption forecast for 2018 will support overall growth in the television advertising markets across the four countries where we continue to operate.
Over the long-term, we believe that the convergence of GDP per capita in our markets with that of the developed markets will continue as economic conditions improve and sustained periods of higher growth continue. The higher rates of economic growth compared to the developed markets should result in even higher rates of growth in advertising spending, which is driven by a number of factors:

•	Per capita nominal GDP at purchasing power parity in our markets remains approximately half that of the developed markets;

•	Total advertising spend per capita remains around 10% of levels in the developed markets;

•	The ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, was approximately a third that of the developed markets in 2017; and

•
In the markets in which we operate, basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues, whereas in the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spending.

Since television was commercialized in our markets at the same time as other forms of media, television advertising generally accounts for a higher proportion of total advertising spend than in the developed markets, where newspapers, magazines and radio were established as advertising media well before the advent of television. And contrary to trends in developed markets, television advertising spend as a percentage of total advertising spend has grown in our markets during recent years.
We believe that television advertising will continue to hold its share of total advertising spend in our markets because of its greater reach and effective measurement, which makes this medium more appealing to advertisers. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, and we offer additional advertising opportunities when clients seek to complement their television campaigns with campaigns online. While spending for digital advertising is expected to overtake spending on television in the near-term in the developed markets, we believe the strength of television as an advertising medium in our markets will continue for the foreseeable future.
The following table sets out our estimates of television advertising spending net of discounts by country (in US$ millions) for the years set forth below:

Country	2017	2016	2015
Bulgaria	$105	$101	$97
Czech Republic	313	303	292
Romania*	245	218	193
Slovak Republic	144	138	128
Total CME Markets	$807	$760	$710
Growth rate	6%	7%	7%
* Romania market excludes Moldova.
Source: CME estimates, using the 2017 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending in our markets increased by 6% in 2017 compared to the previous year. In Bulgaria, the market increased 4% as we estimate all broadcasters increased their average prices, while overall GRPs sold were flat. In the Czech Republic, market growth of 4% was driven by higher average prices. In Romania, the market grew 12% because the increase in demand for advertising that started in 2016 also led to significant increases in average prices in 2017. In the Slovak Republic, the market grew 4% due to higher average prices while inventory sold in 2017 was flat compared to last year following the end of spending on informational and political campaigns that took place during the first half of 2016. If this spending on informational and political campaigns is excluded, we estimate the market grew 9% in the Slovak Republic in 2017.

Index

Segment Performance

	NET REVENUES
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Bulgaria	$77,341	$72,651	6.5%	3.7%	$72,651	$73,090	(0.6)%	(0.3)%
Czech Republic	209,041	190,372	9.8%	3.5%	190,372	182,636	4.2%	3.5%
Romania	191,244	172,951	10.6%	9.5%	172,951	157,578	9.8%	11.3%
Slovak Republic	97,721	90,549	7.9%	4.7%	90,549	84,434	7.2%	7.5%
Intersegment revenues	(1,135)	(349)	NM (1)	NM (1)	(349)	(1,543)	NM (1)	NM (1)
Total Net Revenues	$574,212	$526,174	9.1%	5.5%	$526,174	$496,195	6.0%	6.3%
(1) Number is not meaningful.

	OIBDA
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Bulgaria	$16,841	$12,242	37.6%	34.9%	$12,242	$15,479	(20.9)%	(20.7)%
Czech Republic	83,600	77,018	8.5%	1.3%	77,018	71,697	7.4%	6.2%
Romania	74,435	62,016	20.0%	19.7%	62,016	41,176	50.6%	51.7%
Slovak Republic	24,742	15,947	55.2%	47.4%	15,947	10,585	50.7%	47.8%
Eliminations	(8)	5	NM (1)	NM (1)	5	26	NM (1)	NM (1)
Total operating segments	199,610	167,228	19.4%	14.9%	167,228	138,963	20.3%	19.8%
Corporate	(34,078)	(30,320)	(12.4)%	(7.5)%	(30,320)	(29,521)	(2.7)%	(2.7)%
Total OIBDA	$165,532	$136,908	20.9%	16.5%	$136,908	$109,442	25.1%	24.4%
(1) Number is not meaningful.
Bulgaria

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Television advertising	$53,446	$49,111	8.8%	6.0%	$49,111	$50,717	(3.2)%	(3.0)%
Carriage fees and subscriptions	19,462	18,703	4.1%	1.5%	18,703	17,853	4.8%	5.3%
Other	4,433	4,837	(8.4)%	(10.8)%	4,837	4,520	7.0%	7.2%
Net revenues	77,341	72,651	6.5%	3.7%	72,651	73,090	(0.6)%	(0.3)%
Costs charged in arriving at OIBDA	60,500	60,409	0.2%	(2.6)%	60,409	57,611	4.9%	5.1%
OIBDA	$16,841	$12,242	37.6%	34.9%	$12,242	$15,479	(20.9)%	(20.7)%

OIBDA margin	21.8%	16.9%	4.9 p.p.	5.1 p.p.	16.9%	21.2%	(4.3) p.p.	(4.3) p.p.
The television advertising market in Bulgaria increased an estimated 4% at constant rates in 2017 compared to 2016.
Our television advertising revenues increased at constant rates in 2017 compared to 2016 due to higher average prices for the year. Carriage fees and subscription revenues increased slightly at constant rates due to continued efforts to secure new contracts with cable, satellite and IPTV operators with improved pricing. The decrease in other revenues related to lower spending placed with the radio business.
Television advertising revenues declined slightly in 2016 compared to 2015 as an increase in the volume of GRPs sold was more than offset by lower average prices, which were negatively impacted due to significant discounting by the competition seeking market share. Carriage fees and subscription revenues increased because the number of cable, satellite and IPTV subscribers grew during the course of the year and a distribution agreement was renewed at higher prices during the third quarter of 2016.
Costs charged in arriving at OIBDA decreased at constant rates in 2017 compared to 2016 due primarily to a significant bad debt charge in the comparative period. Content costs were flat, as higher spending on popular programming was offset by savings in sports rights.
On a constant currency basis, costs increased at constant rates in 2016 compared to 2015 due primarily to a US$ 3.4 million bad debt charge related to our decision to cease cooperation with one agency during the fourth quarter of 2016 and instead started working directly with the clients that agency represented. Content costs decreased, which was driven by savings in foreign acquired programming that more than offset a slight increase in sports rights.

Index

Czech Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Television advertising	$188,373	$172,392	9.3%	3.0%	$172,392	$166,158	3.8%	3.0%
Carriage fees and subscriptions	12,141	10,325	17.6%	11.6%	10,325	7,176	43.9%	43.0%
Other	8,527	7,655	11.4%	3.1%	7,655	9,302	(17.7)%	(18.1)%
Net revenues	209,041	190,372	9.8%	3.5%	190,372	182,636	4.2%	3.5%
Costs charged in arriving at OIBDA	125,441	113,354	10.7%	5.0%	113,354	110,939	2.2%	1.7%
OIBDA	$83,600	$77,018	8.5%	1.3%	$77,018	$71,697	7.4%	6.2%

OIBDA margin	40.0%	40.5%	(0.5) p.p.	(0.9) p.p.	40.5%	39.3%	1.2 p.p.	1.1 p.p.
The television advertising market in the Czech Republic increased an estimated 4% at constant rates in 2017 compared to 2016.
Our television advertising revenues increased at constant rates in 2017 compared to 2016 due to higher average prices, which more than offset a slight decrease in GRPs sold. Carriage fees and subscription revenues increased due primarily to additional contracts for Nova International that became effective late in 2016.
In 2016, advertisers bought more GRPs compared to 2015 resulting in higher television advertising revenues, however our average price for advertising was lower due to significant discounting by the competition to sell incremental inventory provided by channels they launched late in 2015. Carriage fees and subscription revenues increased due to high definition versions of our channels that were available exclusively on cable and satellite platforms for the entire year, as well as the contribution from launching NOVA SPORT 2 in late 2015 and NOVA INTERNATIONAL in early 2016.
Costs charged in arriving at OIBDA in 2017 increased on a constant currency basis compared to 2016 due primarily to an increase in content costs, as higher quality productions and additional local fiction in the schedule this year compared to 2016 was partially offset by less expensive acquired content as well as lower transmission and consultancy costs.
On a constant currency basis, costs increased slightly in 2016 on a constant currency basis compared to 2015 due to an increase in content costs. Additional spending to introduce several entertainment formats in the program grid during 2016 was mostly offset by savings in local fiction, foreign acquired programming, and other non-programming costs.

Index

Romania

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Television advertising	$143,693	$128,814	11.6%	10.3%	$128,814	$113,460	13.5%	14.9%
Carriage fees and subscriptions	44,032	40,202	9.5%	8.8%	40,202	40,292	(0.2)%	1.5%
Other	3,519	3,935	(10.6)%	(12.0)%	3,935	3,826	2.8%	4.2%
Net revenues	191,244	172,951	10.6%	9.5%	172,951	157,578	9.8%	11.3%
Costs charged in arriving at OIBDA	116,809	110,935	5.3%	3.8%	110,935	116,402	(4.7)%	(3.2)%
OIBDA	$74,435	$62,016	20.0%	19.7%	$62,016	$41,176	50.6%	51.7%

OIBDA margin	38.9%	35.9%	3.0 p.p.	3.3 p.p.	35.9%	26.1%	9.8 p.p.	9.6 p.p.
The television advertising market in Romania increased an estimated 12% at constant rates in 2017 compared to 2016.
Our television advertising revenues increased at constant rates in 2017 compared to 2016 due to higher prices. The market continued to be largely sold out in 2017, reflecting sustained strong demand for advertising as clients invested more in campaigns to improve their competitive positions. Carriage fees and subscription revenues grew on a constant currency basis during 2017 due to an increase in the number of reported subscribers.
In 2016, fiscal stimulus was believed to have improved consumer confidence and spending, which helped increase demand for advertising on television during the course of the year. We fully monetized additional inventory generated by our main channel compared to 2015, which led to a higher sell-out rate in 2016. Contributing to this was the broadcasting of UEFA European Championship matches in the second and third quarters. Since we sold more GRPs at significantly higher prices, our television advertising revenues increased. Carriage fees and subscription revenues grew slightly on a constant currency basis due to an increase in the number of cable and satellite subscribers.
Costs charged in arriving at OIBDA in 2017 increased at constant rates compared to 2016. Content costs increased, as we invested more in local productions of entertainment formats as well as local fiction, which more than offset savings from sports rights. Non-programming costs also increased, primarily as a result of higher staff costs and professional fees, which more than offset lower transmission costs.
On a constant currency basis, costs decreased in 2016 compared to 2015 as non-programming costs declined due to lower bad debts and professional fees, savings from restructuring efforts, and lower transmission costs. This more than offset an increase in content costs as we invested more in the schedule to generate additional inventory, which included the costs associated with broadcasting UEFA European Championship matches.

Index

Slovak Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Television advertising	$85,715	$84,779	1.1%	(1.9)%	$84,779	$79,135	7.1%	7.4%
Carriage fees and subscriptions	7,597	2,101	NM (1)	NM (1)	2,101	1,324	58.7%	59.0%
Other	4,409	3,669	20.2%	15.2%	3,669	3,975	(7.7)%	(7.5)%
Net revenues	97,721	90,549	7.9%	4.7%	90,549	84,434	7.2%	7.5%
Costs charged in arriving at OIBDA	72,979	74,602	(2.2)%	(4.7)%	74,602	73,849	1.0%	1.6%
OIBDA	$24,742	$15,947	55.2%	47.4%	$15,947	$10,585	50.7%	47.8%

OIBDA margin	25.3%	17.6%	7.7 p.p.	7.3 p.p.	17.6%	12.5%	5.1 p.p.	4.8 p.p.
(1) Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 4% at constant rates in 2017 compared to 2016.
Our television advertising revenues decreased on a constant currency basis during 2017 compared to 2016 from selling fewer GRPs as our audience share was affected by the lower reach for our channels, which have been distributed exclusively on cable, satellite and IPTV platforms since the start of 2017. Demand for GRPs was also lower in 2017 compared to 2016 due to spending on informational and political campaigns in the first half of 2016 that was not repeated in 2017. If this spending is excluded, our television advertising revenues were flat at constant rates in 2017 as higher prices offset fewer GRPs sold. The change in the way our channels are distributed resulted in a significant increase in carriage fees and subscriptions revenue, as well as a cost reduction from significantly lower transmission costs.
In 2016, television advertising revenues grew compared to 2015 due primarily to higher prices, reflecting strong demand for advertising on television while the market remained largely sold-out. Fewer GRPs were sold in 2016 compared to 2015, which reduced the benefit of the increase in prices. Carriage fees and subscription revenues increased in 2016 as we entered into new agreements with a number of carriers and launched MARKIZA INTERNATIONAL during the first quarter of 2016.
Costs charged in arriving at OIBDA in 2017 decreased compared to 2016 due to lower transmission costs, which were partially offset by an increase in content costs as we made targeted adjustments in the programming line-up since we changed the way our channels are distributed.
On a constant currency basis, costs increased slightly in 2016 compared to 2015 due to increases in various non-programming costs. Content costs were flat year-on-year as investments in local content were offset by savings from foreign acquired programming.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2017	2016	% Act	% Lfl	2016	2015	% Act	% Lfl
Revenue:
Television advertising	$471,227	$435,096	8.3%	4.5%	$435,096	$409,469	6.3%	6.4%
Carriage fees and subscriptions	83,232	71,331	16.7%	14.5%	71,331	66,644	7.0%	8.2%
Other revenue	19,753	19,747	0.0%	(4.6)%	19,747	20,082	(1.7)%	(1.5)%
Net Revenues	574,212	526,174	9.1%	5.5%	526,174	496,195	6.0%	6.3%
Operating expenses:
Content costs	254,061	238,063	6.7%	3.8%	238,063	227,510	4.6%	5.2%
Other operating costs	49,864	54,949	(9.3)%	(12.2)%	54,949	55,731	(1.4)%	(1.1)%
Depreciation of property, plant and equipment	26,991	23,106	16.8%	12.5%	23,106	21,327	8.3%	8.5%
Amortization of intangibles	8,592	8,270	3.9%	(1.0)%	8,270	12,050	(31.4)%	(31.4)%
Cost of revenues	339,508	324,388	4.7%	1.6%	324,388	316,618	2.5%	2.9%
Selling, general and administrative expenses	104,755	96,254	8.8%	4.1%	96,254	89,816	7.2%	7.3%
Restructuring costs	—	—	—%	—%	—	1,714	(100.0)%	(100.0)%
Operating income	$129,949	$105,532	23.1%	18.8%	$105,532	$88,047	19.9%	19.4%
Revenue:
Television advertising revenues: On a constant currency basis, television advertising revenues increased by 5% in 2017 compared to 2016, while television advertising spending in our markets is estimated to have increased by 6%. On a constant currency basis, television advertising revenues increased by 6% in 2016 compared to 2015, while television advertising spending in our markets is estimated to have increased by 7%.
Carriage fees and subscriptions: Carriage fees and subscription revenues increased during 2017 compared to 2016, primarily in the Slovak Republic where our channels have been exclusively available on cable, satellite and IPTV platforms since January 2017 and in Romania due to higher subscriber counts. Carriage fees and subscription revenues increased in 2016 compared to 2015, primarily due to the inclusion of high definition versions of certain of our channels in our offering and the launch of additional channels in the Czech Republic. Carriage fees revenues also increased across a number of other segments due to higher cable, satellite and IPTV subscriber counts.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased during 2017 compared to 2016 due to lower internet and radio advertising and in 2016 compared to 2015 primarily due to lower license and sublicense revenues.
See "Segment Performance" above for additional information on trends in revenues.
Operating Expenses:
Content costs: Content costs (including production costs and amortization of programming rights) increased during 2017 compared to 2016 primarily due to inclusion of both more hours of local productions in our broadcast schedules and higher quality acquired programming. Content costs increased in 2016 compared to 2015 due to including an increased volume of local programming in our broadcast schedules as well as our broadcasting of UEFA European Championship matches in Romania.
Other operating costs: Other operating costs decreased during 2017 compared to 2016 primarily due to cost savings in the Slovak Republic following our decision not to renew our contract for the terrestrial distribution of our channels there. Other operating costs for 2016 were broadly in line with 2015 as cost savings from lower transmission costs were offset by higher authors’ rights association charges.
Depreciation of property, plant and equipment: Depreciation of property, plant and equipment increased during 2017 compared to 2016 and in 2016 compared to 2015 due to higher capital expenditures.
Amortization of intangibles: On a constant currency basis, total amortization of broadcast licenses and other intangibles decreased slightly during 2017 compared to 2016 primarily due to certain intangibles in Romania becoming fully amortized, partly offset by an increase in amortization of certain of our trademarks in the Czech Republic. Amortization of intangibles decreased in 2016 compared to 2015, primarily due to higher amortization expense in 2015 for certain of our trademarks in Romania that we determined were no longer indefinite-lived and began amortizing from January 1, 2015 which were subsequently divested with the sale of our Romanian studios in the fourth quarter of 2015. The lower amortization expense also reflects certain intangible assets in Bulgaria which were fully amortized in the fourth quarter of 2015.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during 2017 compared to 2016 primarily due to increased levels of staff and professional fees, particularly in Romania, offset by decreased bad debt expense in Bulgaria. Selling, general and administrative expenses increased in 2016 compared to 2015, primarily due to the reversal of a charge related to certain tax audits in Romania in the third quarter of 2015 and increased bad debt in Bulgaria as we ceased cooperation with one agency during the fourth quarter of 2016 and instead started working directly with the clients that agency represented. These increases were partly offset by lower professional fees, particularly in Romania and in Corporate.
Selling, general and administrative expenses in 2017 include a charge of US$ 4.3 million in respect of non-cash stock-based compensation, an increase of US$ 0.9 million compared to 2016 (see Item 8, Note 17, "Stock-based Compensation"). Non-cash stock-based compensation charges were US$ 2.3 million in 2015.

Index

Restructuring costs: There were no restructuring charges during 2017 or 2016. The restructuring charges in 2015 relate to the elimination of positions according to our 2015 plan.
Operating income: Operating income increased from 2015 through 2017 largely due to increased television advertising and carriage fee revenues while maintaining effective cost control efforts. Our operating margin, which is determined as operating income divided by net revenues, was 22.6% in 2017, compared to 20.1% in 2016 and 17.7% in 2015.
Other income / expense items for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31, (US$ 000's)
	2017	2016	% Act	2016	2015	% Act
Interest expense	$(70,633)	$(111,389)	36.6%	$(111,389)	$(151,767)	26.6%
Loss on extinguishment of debt	(101)	(150,158)	99.9%	(150,158)	—	NM (1)
Other non-operating income / (expense), net:
Interest income	523	573	(8.7)%	573	426	34.5%
Foreign currency exchange gain / (loss), net	17,185	7,149	140.4%	7,149	(11,550)	NM (1)
Change in fair value of derivatives	(1,783)	(10,213)	82.5%	(10,213)	4,848	NM (1)
Other income / (expense), net	396	417	(5.0)%	417	(17,333)	NM (1)
(Provision) / credit for income taxes	(21,483)	(6,336)	NM (1)	(6,336)	1,153	NM (1)
Loss from discontinued operations, net of tax	(4,626)	(16,172)	71.4%	(16,172)	(29,396)	45.0%
Net loss attributable to noncontrolling interests	341	306	11.4%	306	671	(54.4)%

(1)	Number is not meaningful.
Interest expense: Interest expense decreased in 2017 compared to 2016 and in 2016 compared to 2015, primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan in April 2016 and due to a lower effective interest rate on the replacement facility. Additional reductions to interest expense in 2017 compared to 2016 are due to the repricing of our Guarantee Fees in March 2017 and improvements to our net leverage (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 15, "Interest Expense").
Loss on extinguishment of debt: In 2017, we recognized a loss on extinguishment of debt related to our prepayment of EUR 50 million (approximately US$ 59.1 million at August 1, 2017 rates) of the 2018 Euro Term Loan. In 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of the 2018 Euro Term Loan and the 2019 Euro Term Loan, which were accounted for in a similar manner as a debt extinguishment.
Interest income: Interest income primarily reflects earnings on our cash balances and was not material.
Foreign currency exchange gain / (loss), net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, as well as certain of our intercompany loans which are not considered of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the functional currency of the lender, therefore any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation of those loans are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.
In 2017, we recognized a net gain of US$ 17.2 million, comprised of transaction gains of US$ 3.5 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 8.8 million on our long-term debt and other financing arrangements and transaction gains of US$ 4.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2016, we recognized a net gain of US$ 7.1 million, comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 28.4 million on our long-term debt and other financing arrangements and transaction losses of US$ 2.6 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2015, we recognized a net loss of US$ 11.6 million, comprised of transaction losses of US$ 29.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 31.5 million on our long-term debt and other financing arrangements and transaction losses of US$ 13.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During 2017, we recognized losses as a result of the change in fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017, May 16, 2017 and July 21, 2017 as well as the interest rate swaps we use as hedging instruments for interest payments on the 2018 Euro Term Loan. During 2016, we recognized a net loss primarily due to a loss on USD/EUR foreign currency forward contracts entered into in connection with the refinancing of the 2017 PIK Notes and 2017 Term Loan. During 2015, we recognized a net gain primarily as a result of a gain on a foreign currency forward contract entered into in connection with the refinancing of the 2015 Convertible Notes at maturity, which was partly offset by losses on certain other foreign currency forward contracts relating to certain dollar-denominated programming payments made in 2015. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".
Other income / (expense), net: Other income / expense was not material in 2017 or 2016. Other income / expense in 2015 was primarily due to the loss on sale of the parent company of our former Romanian studio operation, which did not meet the definition of a discontinued operation, and on the loss on sale of an excess facility in Bulgaria.

Index

(Provision) / credit for income taxes: The provision for income taxes during 2017 is principally comprised of tax charges on profits in the Czech Republic, Romania and the Slovak Republic.
The provision for income taxes during 2016 reflects tax charges on profits in the Czech Republic and Romania offset by the release of the valuation allowances in Bulgaria and the Slovak Republic.
The credit for income taxes during 2015 reflects the release of a valuation allowance in Romania offset by deferred tax charges on profits in the Czech Republic.
Our operating subsidiaries are subject to income taxes at statutory rates of 10.0% in Bulgaria, 16% in Romania, 19% in the Czech Republic and 21.0% in the Slovak Republic (see Item 8, Note 18, "Income Taxes").
Loss from discontinued operations, net of tax: Loss from discontinued operations, net of tax for 2017, 2016 and 2015 is primarily comprised of the operational results of the Croatia and Slovenia segments including the allocation of interest expense and Guarantee Fees from the 2018 Euro Term Loan and transaction costs. Additional impact in 2015 is the result of the sale of our Romanian studios, cinema, music, radio and distribution businesses. See Item 8, Note 3, "Discontinued Operations and Assets Held for Sale".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests relate to the noncontrolling interest share of the comprehensive profits and losses in our Bulgaria operations.
Other comprehensive income / loss:

	For The Year Ended December 31, (US$ 000's)
	2017	2016	% Act	2016	2015	% Act
Currency translation adjustment, net	$54,368	$1,649	NM (1)	$1,649	$(89,714)	NM (1)
Unrealized gain / (loss) on derivative instruments	1,269	(3,031)	NM (1)	(3,031)	(839)	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Other comprehensive income / loss due to currency translation adjustment, net comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31, (US$ 000's)
	2017	2016	% Act	2016	2015	% Act
Foreign exchange gain on intercompany loans	$11,326	$8,848	28.0%	$8,848	$(88,997)	NM (1)
Foreign exchange gain / (loss) on the Series B Preferred Shares	33,444	(19,412)	NM (1)	(19,412)	—	NM (1)
Currency translation adjustment	9,598	12,213	(21.4)%	12,213	(717)	NM (1)
Currency translation adjustment, net	$54,368	$1,649	NM (1)	$1,649	$(89,714)	NM (1)

(1)	Number is not meaningful.
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

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2017, 2016 and 2015.
Percent Change During the Year Ended December 31, 2017
Percent Change During the Year Ended December 31, 2016

Index

Percent Change During the Year Ended December 31, 2015
Unrealized gain / (loss) on derivative instruments: The unrealized gain / (loss) on derivatives is due to the effective portion of changes in the fair value of our interest rate swaps classified as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".

Index

Summarized consolidated balance sheets as at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016	% Act	% Lfl
Current assets	$464,774	$340,420	36.5%	19.2%
Non-current assets	1,163,281	1,050,297	10.8%	(5.5)%
Current liabilities	188,264	171,564	9.7%	(4.6)%
Non-current liabilities	1,180,968	1,070,786	10.3%	(2.7)%
Temporary equity	264,593	254,899	3.8%	3.8%
CME Ltd. shareholders’ deficit	(5,788)	(107,804)	94.6%	87.1%
Noncontrolling interests in consolidated subsidiaries	18	1,272	(98.6)%	(95.5)%
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2016, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at December 31, 2017 increased compared to December 31, 2016 due to higher cash and receivables generated from operations and higher prepaid production expenses. The increases are partly offset by decreased program rights classified as current.
Non-current assets: Excluding the impact of assets held for sale and foreign currency translation, non-current assets at December 31, 2017 remained broadly in line compared to December 31, 2016, as increases in both acquired and local program rights were offset by amortization of debt issuance costs, amortization of our finite-lived intangible assets and the utilization of deferred tax assets.
Current liabilities: Excluding the impact of liabilities held for sale and foreign currency translation, current liabilities at December 31, 2017 decreased compared to December 31, 2016, primarily as a result of lower accrued interest (including Guarantee Fees) payable and programming payables. The decrease was partly offset by increased income taxes payable and production-related accruals.
Non-current liabilities: Excluding the impact of liabilities held for sale and foreign currency translation, non-current liabilities at December 31, 2017 decreased compared to December 31, 2016, primarily due to the repayment of EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the 2018 Euro Term Loan which is partly offset by increases in Guarantee Fees for both the 2019 and 2021 Euro Term Loans which we elected to pay in kind (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2017 and 2016 represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ deficit: CME Ltd. shareholders’ deficit decreased in 2017. This primarily reflects a decrease in accumulated other comprehensive loss due to currency translation adjustments and the net income attributable to CME Ltd. which was partly offset by accretion of the preferred dividend paid in kind on our Series B Preferred Shares.
Noncontrolling interests in consolidated subsidiaries: The noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest share of our Bulgaria operations.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 14.3 million during 2017. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ended December 31, (US$ 000's)
	2017	2016	2015
Net cash generated from continuing operating activities	$95,321	$59,387	$79,580
Net cash used in continuing investing activities	(24,742)	(22,201)	(23,563)
Net cash used in continuing financing activities	(58,154)	(22,472)	(28,643)
Net cash (used in) / provided by discontinued operations	(8,573)	(32,108)	4,753
Impact of exchange rate fluctuations on cash	10,445	(1,120)	(1,851)
Net increase / (decrease) in cash and cash equivalents	$14,297	$(18,514)	$30,276
Operating Activities
The increase in cash generated from continuing operations during 2017 as compared to 2016 reflects higher cash collections from revenue growth and a significant decrease in cash paid for interest and Guarantee Fees which are partly offset by higher cash paid for programming and taxes. In 2016, we paid accrued interest related to the 2017 PIK Notes and 2017 Term Loan when they were refinanced in April 2016 and we also repaid US$ 5.5 million of accrued Guarantee Fees which were previously paid in kind.
The decrease in cash generated from continuing operations during 2016 as compared to 2015 reflects higher revenue and OIBDA offset by higher cash payments for interest and for Guarantee Fees including Guarantee Fees previously paid in kind.
We paid cash interest (including in respect of Guarantee Fees) of US$ 42.3 million, US$ 58.1 million and US$ 15.0 million on our long-term debt and credit facilities in 2017, 2016 and 2015, respectively.
Investing Activities
Net cash used in continuing investing activities consists primarily of capital expenditures for property, plant and equipment.
Financing Activities
The net cash used in continuing financing activities in 2017 primarily reflected principal repayments made on our 2018 Euro Term Loan.
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
Discontinued Operations
The net cash used in discontinued operations during 2017 and 2016 primarily reflected the cash flows of our Croatia and Slovenia operations, including the payment of Guarantee Fees and interest related to the 2018 Euro Term Loan. The net cash provided by discontinued operations during 2015 primarily reflected proceeds from the divestiture of our non-core businesses in Romania. See Item 8, Note 3, "Discontinued Operations and Assets Held for Sale".
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. We also have available the 2021 Revolving Credit Facility (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"). As at December 31, 2017, the aggregate principal amount available under the 2021 Revolving Credit Facility, which was undrawn, was US$ 115.0 million, which was reduced to US$ 50.0 million on January 1, 2018. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments and capital repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2017 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$1,085,289	$240,819	(1)	$282,238	$562,232	$—
Long-term debt – interest	229,723	58,699		112,411	58,613	—
Unconditional purchase obligations	100,413	34,581		46,610	15,664	3,558
Operating leases	6,385	2,830		1,132	695	1,728
Capital lease obligations	9,878	3,238		5,344	1,296	—
Other long-term obligations	29,152	14,983		13,857	300	12
Total contractual obligations	$1,460,840	$355,150		$461,592	$638,800	$5,298

(1)
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan (see Item 8, Note 24, "Subsequent Events").

Long-Term Debt
For more information on our long-term debt, see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2017. For the purposes of the above table, it is assumed that the Guarantee Fees will be paid in kind at each interest payment date until the maturity dates of the related Euro Term Loan. However, we intend to allocate a portion of excess cash towards paying the Guarantee Fees related to the 2018 Euro Term Loan in cash rather than electing to pay any portion in kind. Amounts paid in kind are included under "Long-term debt - interest".
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2017, we had commitments in respect of future programming of US$ 99.1 million. This includes contracts signed with license periods starting after December 31, 2017.
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

Index

III(d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. Our cash flow from operating activities has been positive since 2015 and improved further year-on-year in 2017. We expect our unlevered free cash flow to grow in 2018 as a result of further improvement in our operating results. Following the refinancing and repricing transactions in 2016 and 2017, our cost of borrowing has continued to decrease. In 2016, there were also non-repeating payments that were made when we elected to repay in cash accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind and the payment of accrued interest on the 2017 PIK Notes and 2017 Term Loan when they were refinanced. As a result, the total amount of cash paid for interest and Guarantee Fees (including payments allocated to discontinued operations) decreased by US$ 31.7 million in 2017.
We are obliged to pay 5.0% of the all-in rate comprising interest and Guarantee Fees related to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan in cash and have the option to pay the remainder of any Guarantee Fees in kind. When our net leverage (as defined in the Reimbursement Agreement) falls below 5.0x, our all-in rate will be 5.0%, which will be payable in cash. As at December 31, 2017, we have repaid in cash all accrued Guarantee Fees related to the 2018 Euro Term Loan that were previously paid in kind and intend to continue to make payments of such Guarantee Fees in cash when due, rather than electing to pay in kind. To maximize our near term cash flow, we may continue to pay a portion of Guarantee Fees related to 2019 Euro Term Loan and 2021Euro Term Loan in kind, where possible.
As at December 31, 2017, we had US$ 54.9 million in cash and cash equivalents. In August 2017, we repaid EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan with cash on hand. On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. Consequently, our nearest debt maturity is now May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan (see Item 8, Note 24, "Subsequent Events"). We anticipate using excess cash, including free cash flow from the business, expected proceeds from the Divestment Transaction and expected proceeds from warrant exercises, to repay the remaining principal balance of the 2018 Euro Term Loan in full before it matures in May 2019 and start repaying the accrued Guarantee Fees and the Commitment Fee, previously paid in kind, as well as the principal balance related to the 2019 Euro Term Loan. In the event that the Divestment Transaction does not close or we do not receive the expected warrant proceeds, we expect to be able to substantially repay the 2018 Euro Term Loan from cash generated from the business and available liquidity upon maturity. We are also continuing to evaluate possibilities to further deleverage the business and may also seek public or private debt financing transactions to further improve our capital structure.
In addition, while we expect our unlevered free cash flow to grow due to continuous improvement in our operating results, we anticipate the amounts of cash paid for income taxes will continue to increase in 2018 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous net operating losses are utilized.
Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's (currently on CreditWatch with developing implications due to the Divestment Transaction). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at December 31, 2017.
Cash Deposits
We may deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose regularly. The maximum period of deposit is three months but we have more recently held amounts on deposit for shorter periods, mainly overnight. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of investment grade rating. In addition we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
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
The program library is evaluated at least quarterly to determine if expected revenues are sufficient to cover the unamortized portion of each program. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by recording an impairment charge. Accordingly, our estimates of future advertising and other revenues, and our future broadcasting schedules have a significant impact on the value of our program rights on the consolidated balance sheet and the annual programming amortization charge recorded in the consolidated statements of operations and comprehensive income / loss.
Produced Program Rights
We also produce and license a variety of filmed content. The majority of this is television series and movies which are predominantly expected to be utilized by transmission on our broadcast stations. Produced program rights, which include direct costs, production overhead and development costs, are stated at the lower of cost, net of accumulated amortization, or net realizable value.
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
Impairment of goodwill, indefinite-lived intangible assets and long-lived assets
We assess the carrying amount of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares, negative market conditions or economic trends or specific events such as new legislation, new market entrants, changes in technology as well as adverse legal judgments that we believe could have a negative impact on our business. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
Impairment tests of our goodwill are performed at the reporting unit level. The fair value of the reporting unit is compared to its carrying value, including goodwill. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value. If goodwill and another asset or asset group are tested for impairment at the same time, the other assets are tested for impairment before goodwill. If the other asset or asset group is impaired, this impairment loss is recognized prior to goodwill being tested for impairment. Impairment tests of other intangible assets with indefinite lives are performed at the asset level. An impairment loss is recognized for any excess of the carrying amount of the intangible asset over the fair value.
The fair value of each reporting unit is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified four reporting units which consist of our four geographic operating segments: Bulgaria, the Czech Republic, Romania and the Slovak Republic.
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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium (“CRP”). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2017 annual impairment test are generally lower than those we had used in the 2016 impairment test due to a decrease in country specific risk factors.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. In our 2017 annual impairment review, we increased or slightly decreased our medium- and long-term view of the size of our individual television advertising markets compared to the estimates used in the 2016 annual impairment review based on our estimate of the macro-economic outlook of each of our operating markets.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. Our estimates for our market share in our 2017 annual impairment review decreased from those in our 2016 impairment review, however, revenues are expected to increase due to the estimated growth in the total advertising market.

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

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the final year in our discrete forecast period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and, in most operating countries, have increased since the prior year impairment review due to improved economic outlook.

Assessing goodwill and indefinite-lived intangible assets for impairment is a complex process that requires significant judgment and involves a great deal of detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. We have observed over many years a strong positive correlation between the macro-economic performance of our markets and the size of the television advertising market and the cash flows we generate. With this in mind, we have considered macro-economic trends in determining our cash flow forecasts. If our cash flow forecasts for our operations deteriorate, or if costs of capital increase, we may be required to recognize impairment charges in later periods.
Upon conclusion of our 2017 annual review, we determined that the fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of their respective carrying values. We concluded that the total estimated fair values used for purposes of the test are reasonable by comparing our market capitalization to the results of the discounted cash flow analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".
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

Index

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
Foreign exchange
Our reporting currency is the dollar but a significant portion of our consolidated revenues and costs are in other currencies, including programming rights expenses and interest on all of our long-term debt. CME Ltd.'s income, expenses and cash flows are primarily denominated in Euro. Our other operations have functional currencies other than the dollar.
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
Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the years ended December 31, 2017, 2016 and 2015, we recorded gains of US$ 11.3 million and US$ 8.8 million and a loss of US$ 89.0 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity.
The financial statements of our operations are translated to dollars at the exchange rates in effect at the balance sheet date for assets and liabilities, and at weighted average rates for the period for revenues and expenses, including gains and losses. Translational gains and losses are charged or credited to accumulated other comprehensive income / loss.
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

Index

V.    Related Party Matters
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. As stated in Accounting Standards Codification 850, Related Party Disclosures, transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We have entered into related party transactions in all of our markets, mainly for the purchase of program rights. In addition, Time Warner guarantees 100% of our outstanding senior indebtedness and is the lender under the 2021 Revolving Credit Facility. For a detailed discussion of all such transactions, see Item 8, Note 22, "Related Party Transactions" and Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence".

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
December 31, 2017:

Expected Maturity Dates	2018		2019	2020	2021	2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	200,800	(1)	235,335	—	468,800	—	—
Average interest rate (2)	1.50%		1.50%	—	1.50%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	200,800		235,335	—	468,800	—	—
Average pay rate	0.14%		0.31%	—	0.28%	—	—
Average receive rate	—%		—%	—	—%	—	—

(1)
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan (see Item 8, Note 24, "Subsequent Events").

(2)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans. As of December 31, 2017, the all-in borrowing rate on each of the Euro Term Loans was 6.0% per annum.

December 31, 2016:

Expected Maturity Dates	2017	2018		2019	2020	2021	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	250,800		235,335	—	468,800	—
Average interest rate (1)	—	1.50%		1.50%	—	1.50%	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	250,800	250,800	(2)	235,335	—	468,800	—
Average pay rate	0.21%	0.14%		0.31%	—	0.28%	—
Average receive rate	—%	—%		—%	—	—%	—

(1)
We pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans. As of December 31, 2016, the all-in borrowing rate on each the 2018 Euro Term Loan and the 2019 Euro Term Loan was 8.5% per annum and the all-in borrowing rate on the 2021 Euro Term Loan was 9.0% per annum.

(2)
The interest rate swaps maturing in 2018 were forward starting to coincide with the maturity date of the interest rate swaps maturing in 2017. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk (see Item 8, Note 14, "Financial Instruments and Fair Value Measurements").
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also audited the retrospective adjustments for the discontinued operations described in Note 3a that were applied to the 2015 consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
London, United Kingdom
February 8, 2018

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Central European Media Enterprises Ltd.
We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3a to the consolidated financial statements, the consolidated statements of operations and comprehensive income/loss, equity, and cash flows of Central European Media Enterprises Ltd. and subsidiaries (the "Company") for the year ended December 31, 2015 (the 2015 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 3a to the consolidated financial statements are not presented herein). Our audit also included the financial statement schedule listed in the Index at Item 15 as it relates to 2015. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.
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
In our opinion, such 2015 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 3a to the consolidated financial statements, present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, as it relates to 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 3a to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte LLP
London, United Kingdom
February 22, 2016

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$54,903	$40,606
Accounts receivable, net (Note 7)	158,903	141,371
Program rights, net (Note 6)	69,706	69,662
Other current assets (Note 8)	33,106	27,541
Current assets held for sale (Note 3)	148,156	61,240
Total current assets	464,774	340,420
Non-current assets
Property, plant and equipment, net (Note 9)	103,648	89,080
Program rights, net (Note 6)	182,170	143,428
Goodwill (Note 4)	712,359	601,535
Other intangible assets, net (Note 4)	148,235	134,705
Other non-current assets (Note 8)	16,869	21,273
Non-current assets held for sale (Note 3)	—	60,276
Total non-current assets	1,163,281	1,050,297
Total assets	$1,628,055	$1,390,717

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$143,893	$134,378
Current portion of long-term debt and other financing arrangements (Note 5)	2,960	1,228
Other current liabilities (Note 11)	9,280	8,467
Current liabilities held for sale (Note 3)	32,131	27,491
Total current liabilities	188,264	171,564
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,085,714	1,001,408
Other non-current liabilities (Note 11)	95,254	67,963
Non-current liabilities held for sale (Note 3)	—	1,415
Total non-current liabilities	1,180,968	1,070,786
Commitments and contingencies (Note 21)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2016 - 200,000) (Note 12)	264,593	254,899
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2016 – one)	—	—
145,486,497 shares of Class A Common Stock of $0.08 each (December 31, 2016 – 143,449,913)	11,639	11,476
Nil shares of Class B Common Stock of $0.08 each (December 31, 2016 – nil)	—	—
Additional paid-in capital	1,905,779	1,910,244
Accumulated deficit	(1,735,768)	(1,785,536)
Accumulated other comprehensive loss	(187,438)	(243,988)
Total CME Ltd. shareholders’ deficit	(5,788)	(107,804)
Noncontrolling interests	18	1,272
Total deficit	(5,770)	(106,532)
Total liabilities and equity	$1,628,055	$1,390,717
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except share and per share data)

	For The Year Ended December 31,
	2017	2016	2015
Net revenues	$574,212	$526,174	$496,195
Operating expenses:
Content costs	254,061	238,063	227,510
Other operating costs	49,864	54,949	55,731
Depreciation of property, plant and equipment	26,991	23,106	21,327
Amortization of intangibles	8,592	8,270	12,050
Cost of revenues	339,508	324,388	316,618
Selling, general and administrative expenses	104,755	96,254	89,816
Restructuring costs	—	—	1,714
Operating income	129,949	105,532	88,047
Interest expense (Note 15)	(70,633)	(111,389)	(151,767)
Loss on extinguishment of debt (Note 5)	(101)	(150,158)	—
Other non-operating income / (expense), net (Note 16)	16,321	(2,074)	(23,609)
Income / (loss) before tax	75,536	(158,089)	(87,329)
(Provision) / credit for income taxes (Note 18)	(21,483)	(6,336)	1,153
Income / (loss) from continuing operations	54,053	(164,425)	(86,176)
Loss from discontinued operations, net of tax (Note 3)	(4,626)	(16,172)	(29,396)
Net income / (loss)	49,427	(180,597)	(115,572)
Net loss attributable to noncontrolling interests	341	306	671
Net income / (loss) attributable to CME Ltd.	$49,768	$(180,291)	$(114,901)

Net income / (loss)	$49,427	$(180,597)	$(115,572)
Other comprehensive income / (loss)
Currency translation adjustment (Note 13)	54,368	1,649	(89,714)
Gain / (loss) on derivative instruments (Note 14)	1,269	(3,031)	(839)
Total other comprehensive income / (loss)	55,637	(1,382)	(90,553)
Comprehensive income / (loss)	105,064	(181,979)	(206,125)
Comprehensive loss / (income) attributable to noncontrolling interests	1,254	109	(712)
Comprehensive income / (loss) attributable to CME Ltd.	$106,318	$(181,870)	$(206,837)

PER SHARE DATA (Note 19):
Net income / (loss) per share:
Continuing operations — basic	$0.17	$(1.18)	$(0.70)
Continuing operations — diluted	0.15	(1.18)	(0.70)
Discontinued operations — basic	(0.03)	(0.10)	(0.20)
Discontinued operations — diluted	(0.03)	(0.10)	(0.20)
Net income / (loss) attributable to CME Ltd. — basic	0.14	(1.28)	(0.90)
Net income / (loss) attributable to CME Ltd. — diluted	0.12	(1.28)	(0.90)

Weighted average common shares used in computing per share amounts (000’s):
Basic	155,846	151,017	146,866
Diluted	236,404	151,017	146,866
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity / (Deficit)
BALANCE December 31, 2014	1	$—	135,335,258	$10,827	—	$—	$1,928,920	$(1,490,344)	$(169,609)	$(2,612)	$277,182
Stock-based compensation	—	—	—	—	—	—	2,439	—	—	—	2,439
Share issuance, stock based compensation	—	—	468,963	37	—	—	(37)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(17,272)	—	—	—	(17,272)
Net loss	—	—	—	—	—	—	—	(114,901)	—	(671)	(115,572)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(839)	—	(839)
Currency translation adjustment	—	—	—	—	—	—	—	—	(91,097)	1,383	(89,714)
Reclassified to net income upon sale of subsidiaries	—	—	—	—	—	—	—	—	19,136	3,281	22,417
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	3,510	—	—	—	3,510
Exercise of warrants (Note 13)	—	—	6,996,955	560	—	—	6,437	—	—	—	6,997
Share issuance, stock based compensation	—	—	648,737	52	—	—	(52)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(13,701)	—	—	—	(13,701)
Net loss	—	—	—	—	—	—	—	(180,291)	—	(306)	(180,597)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,031)	—	(3,031)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,452	197	1,649
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	4,412	—	—	—	4,412
Exercise of warrants (Note 13)	—	—	1,148,469	92	—	—	1,056	—	—	—	1,148
Share issuance, stock-based compensation	—	—	888,115	71	—	—	(71)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(168)	—	—	—	(168)
Preferred dividend paid in kind	—	—	—	—	—	—	(9,694)	—	—	—	(9,694)
Net income / (loss)	—	—	—	—	—	—	—	49,768	—	(341)	49,427
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	1,269	—	1,269
Currency translation adjustment	—	—	—	—	—	—	—	—	55,281	(913)	54,368
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$49,427	$(180,597)	$(115,572)
Adjustments to reconcile net income / (loss) to net cash generated from continuing operating activities:
Loss from discontinued operations, net of tax	4,626	16,172	29,396
Amortization of program rights	254,061	238,063	227,510
Depreciation and other amortization	41,361	53,163	89,725
Interest and related Guarantee Fees paid in kind	23,137	36,491	75,426
Loss on extinguishment of debt (Note 5)	101	150,158	—
(Gain) / loss on disposal of fixed assets	(73)	(268)	17,371
Deferred income taxes	(483)	1,360	(1,768)
Stock-based compensation (Note 17)	4,280	3,383	2,311
Change in fair value of derivatives	231	11,473	(7,333)
Foreign currency exchange (gain) / loss, net	(13,425)	(8,683)	1,517
Changes in assets and liabilities:
Accounts receivable, net	1,555	(17,459)	(7,430)
Accounts payable and accrued liabilities	(1,264)	2,911	4,588
Program rights	(269,573)	(245,099)	(235,618)
Other assets and liabilities	2,503	(111)	(6,686)
Accrued interest	(2,624)	(5,560)	4,407
Income taxes payable	6,387	4,445	(845)
Deferred revenue	(2,316)	(680)	3,459
VAT and other taxes payable	(2,590)	225	(878)
Net cash generated from continuing operating activities	$95,321	$59,387	$79,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(24,905)	$(22,379)	$(26,654)
Proceeds from disposal of property, plant and equipment	163	178	3,091
Net cash used in continuing investing activities	$(24,742)	$(22,201)	$(23,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$—	$533,963	$253,051
Repayments of debt	(59,060)	(540,699)	(261,034)
Debt transactions costs	(106)	(9,541)	(1,541)
Payment of credit facilities and capital leases	(2,714)	(1,086)	(27,102)
Settlement of forward currency swaps	—	(12,106)	7,983
Proceeds from exercise of warrants	1,148	6,997	—
Proceeds from sale-leaseback transactions	2,746	—	—
Payments of withholding tax on net share settlement of share-based compensation	(168)	—	—
Net cash used in continuing financing activities	$(58,154)	$(22,472)	$(28,643)

Net cash (used in) / provided by discontinued operations - operating activities	(4,206)	(25,900)	5,347
Net cash used in discontinued operations - investing activities	(4,082)	(5,961)	(265)
Net cash used in discontinued operations - financing activities	(285)	(247)	(329)

Impact of exchange rate fluctuations on cash	10,445	(1,120)	(1,851)
Net increase / (decrease) in cash and cash equivalents	$14,297	$(18,514)	$30,276
CASH AND CASH EQUIVALENTS, beginning of period	40,606	59,120	28,844
CASH AND CASH EQUIVALENTS, end of period	$54,903	$40,606	$59,120
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$40,619	$50,611	$14,976
Cash paid for Guarantee Fees that may be paid in kind	1,735	7,464	—
Cash paid for income taxes, net of refunds	14,839	290	807

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$9,694	$13,701	$17,272
Acquisition of property, plant and equipment under capital lease	8,824	983	844
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
We are the market-leading broadcasters in each of our four operating countries with a combined portfolio of 26 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, DTH and IPTV operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, BTV ACTION, BTV LADY and RING. We own 94% of CME Bulgaria B.V. ("CME Bulgaria"), the subsidiary that owns our Bulgaria operations.
Czech Republic
We operate one general entertainment channel, TV NOVA, and seven other channels, NOVA 2, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.
Romania
We operate one general entertainment channel, PRO TV, and seven other channels, PRO 2 (formerly ACASA), PRO X (formerly SPORT.RO), PRO GOLD (formerly ACASA GOLD), PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO, and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-K to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to Bulgarian leva, all references to “CZK” are to Czech koruna, all references to “RON” are to the New Romanian lei and all references to “Euro” or “EUR” are to the European Union Euro.
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
Revenue Recognition
Revenue is recognized when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. A bad debt provision is maintained for estimated losses resulting from our customers' subsequent inability to make payments. Without evidence to the contrary, amounts that are past due in excess of one year are written-off in their entirety.
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
The costs incurred to acquire program rights are capitalized and amortized over their expected useful lives in a manner which reflects the pattern we expect to use and benefit from the programming. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, we apply an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For programming that is not advertising supported, each program's costs are amortized on a straight-line basis over the license period. For content that is expected to be aired only once, the entire cost is expensed on the first run.
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
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such events and changes in circumstances include:

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
Goodwill is evaluated at the reporting unit level, which we have determined is each of our four operating segments. We elected to bypass the qualitative assessment for all of our reporting units in 2017 and proceed directly to performing the quantitative goodwill impairment test. The fair value of our reporting units is determined based on the present value of expected future cash flows, including terminal value, discounted at appropriate rates, determined separately for each reporting unit, and on publicly available information, where appropriate. The determination of fair value involves the use of significant estimates and assumptions, including: revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, management's long-term plan and a discount rate selected with reference to the relevant cost of capital. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value.
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
Certain of our intercompany loans to our subsidiaries are of a long-term investment nature. We recorded gains of US$ 11.3 million and US$ 8.8 million and a loss of US$ 89.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
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
Financial Instruments
Fair value of financial instruments
The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt (as defined hereinafter) is included in Note 5, "Long-term Debt and Other Financing Arrangements".
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2017, 2016 and 2015 totaled US$ 5.2 million, US$ 4.6 million and US$ 2.1 million, respectively.
Earnings Per Share
Basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on our Series B Preferred Shares, as well as income allocated to these shares, by the weighted-average number of common shares outstanding during the period including the common stock underlying the Series A Preferred Shares. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period.
Discontinued Operations
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation qualifies for held-for-sale accounting. Management judgment is required to (1) assess the criteria required to meet held-for-sale accounting, and (2) estimate fair value. Our Croatia and Slovenia operations are classified as discontinued operations and assets held for sale for all periods presented. Certain of our Romania operations, which were sold in 2015, are presented as discontinued operations in the year ended December 31, 2015. See Note 3, "Discontinued Operations and Assets Held for Sale".
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
On October 1, 2017 we adopted guidance issued by the FASB which is intended to simplify goodwill impairment testing by eliminating Step 2, and instead recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value of the reporting unit. The guidance also eliminates the requirement to perform a qualitative analysis for reporting units with a negative carrying value. The adoption of this guidance did not have any material impacts on our consolidated financial statements or disclosures.
In May 2017, the FASB issued guidance which is intended to provide clarity on which types of modifications to the terms or conditions of a share-based payment award are expected to have an accounting impact. We have early adopted this guidance during the fourth quarter of 2017. There were no impacts as a result of our adopting this guidance for the periods presented and all future impacts are not reasonably estimable.
In August 2017, the FASB issued guidance which is intended to simplify the application of hedge accounting and increase transparency of information about an entity's risk management activities. The guidance changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. We have early adopted this guidance during the fourth quarter of 2017. There were no impacts as a result of our adopting this guidance for the periods presented and all future impacts are not reasonably estimable.
Recent Accounting Pronouncements Issued
In May 2014, the FASB issued guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning January 1, 2018. We have completed our evaluation of the impact of adoption and determined that no adjustment or significant changes to our current processes will be necessary. Our television advertising revenues, which comprised approximately 82% of our 2017 revenues are short-term in nature (contracted on a calendar month basis) with transaction price consideration and discounts determined or determinable in advance. Carriage fee and subscription revenues, which comprised approximately 14% of our 2017 revenues, will be recognized under the licensing of intellectual property guidance in the standard, which will not have a material change to our current revenue recognition. Other revenues generally contain elements similar to television advertising or carriage fees. We adopted the guidance beginning January 1, 2018 under the modified retrospective method, in which the cumulative effect of applying the guidance is recognized at the date of initial application.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

In June 2016, the FASB issued new guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted for our fiscal year beginning January 1, 2019. We are in the process of assessing the potential impacts of this guidance.
In August 2016, the FASB issued new guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to CME, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. The guidance requires a retrospective transition method and is effective for our fiscal year beginning January 1, 2018, with early adoption permitted. Upon adoption, our net cash flows generated from / used in continuing operating activities will decrease by US$ 110.7 million and US$ 1.1 million for the years ended December 31, 2016 and 2015, respectively, with a corresponding increase in net cash used in / provided by continuing financing activities. The adoption of this guidance will have no impact on our net cash flows generated from continuing operating activities in 2017.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 275.8 million) (the "Divestment Transaction"), subject to customary working capital adjustments. The closing of the Divestment Transaction is subject to obtaining regulatory approvals and other customary closing conditions. On November 15, 2017 the Croatian Agency for Electronic Media ("CAEM") published a decision that the acquisition by the Purchaser is not permitted under the Croatian Act on Electronic Media due to certain cross ownership restrictions that CAEM believes to be applicable to the Divestment Transaction. Following the sale by United Group of certain assets in Croatia to address this cross ownership restriction cited by CAEM, the Purchaser has reapplied for approval from CAEM. We expect the transaction to close subject to obtaining the remaining regulatory approval and other customary closing conditions being satisfied. If the transaction is terminated by either party because the transaction has not closed as of March 31, 2018, we would receive a termination fee of EUR 7.0 million (approximately US$ 8.4 million), subject to certain exceptions, including if the requisite regulatory approvals have not been obtained as a result of the Purchaser being required to make specified material divestitures as a condition to any requisite regulatory approvals or if a notification has not been declared complete by a relevant regulatory authority.
Loss from discontinued operations, net of tax for the year ended December 31, 2015 includes the results of our Romania operations sold during 2015. Separate analysis of the impact of discontinued operations arising in 2017 (Croatia and Slovenia) and 2015 (Romania) is given in Notes 3a and 3b below.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the consolidated balance sheets at December 31, 2017 and December 31, 2016 were:

	December 31, 2017	December 31, 2016
Assets held for sale
Current assets held for sale
Cash and cash equivalents	$8,784	$2,853
Accounts receivable, net	43,540	36,969
Program rights, net	62,017	16,489
Property, plant and equipment, net	22,870	—
Other current assets	10,945	4,929
Total current assets held for sale	$148,156	$61,240
Non-current assets held for sale
Program rights, net	$—	$35,927
Property, plant and equipment, net	—	20,010
Other non-current assets	—	4,339
Total non-current assets held for sale	$—	$60,276

Liabilities held for sale
Current liabilities held for sale
Accounts payable and accrued liabilities	$30,073	$26,603
Other current liabilities	2,058	888
Total current liabilities held for sale	$32,131	$27,491
Non-current liabilities held for sale
Other non-current liabilities	$—	$1,415
Total non-current liabilities held for sale	$—	$1,415

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Loss from discontinued operations, net of tax comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Net revenues	$126,499	$111,839	$116,931
Cost of revenues	88,763	89,438	92,605
Selling, general and administrative expenses	22,265	16,344	19,718
Operating income	15,471	6,057	4,608
Interest expense (1)	(18,579)	(20,835)	(19,699)
Other non-operating income / (expense), net	729	(413)	(2,370)
Loss from discontinued operations, before tax	(2,379)	(15,191)	(17,461)
Provision for income taxes	(2,247)	(981)	(547)
Loss from discontinued operations, net of tax, before loss on sale	(4,626)	(16,172)	(18,008)
Loss on sale of divested businesses, net of tax	—	—	(11,388)
Loss from discontinued operations, net of tax	$(4,626)	$(16,172)	$(29,396)

(1)
For the years ended December 31, 2017, 2016 and 2015, we paid US$ 17.4 million, US$ 33.3 million and US$ 3.5 million, respectively, of interest and Guarantee Fees associated with the 2018 Euro Term Loan, both as defined in Note 5, "Long-term Debt and Other Financing Arrangements". These payments were allocated to net cash (used in) / provided by discontinued operations - operating activities in our Consolidated Statements of Cash Flows as we are required to apply the expected proceeds from the sale of our Croatia and Slovenia operations towards the repayment of the remaining principal amounts owing in respect of the 2018 Euro Term Loan (see Note 5, "Long-term Debt and Other Financing Arrangements").

3a.    Discontinued Operations - Croatia and Slovenia
Loss from discontinued operations, net of tax related to the sale of our Croatia and Slovenia operations classified as held for sale and discontinued operations during 2017 comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Net revenues	$126,499	$111,839	$109,646
Cost of revenues	88,763	89,438	85,925
Selling, general and administrative expenses	22,265	16,344	17,185
Operating income	15,471	6,057	6,536
Interest expense	(18,579)	(20,835)	(19,677)
Other non-operating income / (expense), net	729	(413)	(2,330)
Loss from discontinued operations, before tax	(2,379)	(15,191)	(15,471)
Provision for income taxes	(2,247)	(981)	(638)
Loss from discontinued operations, net of tax	$(4,626)	$(16,172)	$(16,109)

PER SHARE DATA:
Loss from discontinued operations, net of tax per share:
Basic	$(0.03)	$(0.10)	$(0.11)
Diluted	(0.03)	(0.10)	(0.11)
Net cash (used in) / provided by discontinued operations classified as held for sale and discontinued operations during 2017 comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Net cash (used in) / provided by discontinued operations - operating activities	$(4,206)	$(25,900)	$8,366
Net cash used in discontinued operations - investing activities	(6,128)	(7,155)	(6,863)
Net cash used in discontinued operations - financing activities	(285)	(247)	(253)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

3b.    Discontinued Operations - Romania
During 2015, we completed our non-core divestiture plans with the sale of our Romanian studios, cinema, music, radio and distribution businesses.
Loss from discontinued operations, net of tax related to discontinued operations classified as discontinued during 2015 comprised the following for the year ended December 31, 2015:

For The Year Ended December 31,
2015
Net revenues	$7,285
Cost of revenues	6,680
Selling, general and administrative expenses	2,533
Operating loss	(1,928)
Interest expense	(22)
Other non-operating expense, net	(40)
Loss from discontinued operations, before tax	(1,990)
Credit for income taxes	91
Loss from discontinued operations, net of tax, before loss on sale	(1,899)
Loss on sale of divested businesses, net of tax (1)	(11,388)
Loss from discontinued operations, net of tax	$(13,287)

(1)
Amount includes realized gains / losses on completed disposal transactions in 2015. The amount includes losses related to the reclassification of the cumulative translation adjustment into net income of US$ 7.7 million and the reclassification of accumulated losses attributable to noncontrolling interest of US$ 3.7 million.

PER SHARE DATA:
Loss from discontinued operations, net of tax per share:
Basic	$(0.09)
Diluted	(0.09)
Net cash provided by discontinued operations classified as discontinued during 2015 comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Net cash used in discontinued operations - operating activities	$—	$—	$(3,019)
Net cash provided by discontinued operations - investing activities	2,046	1,194	6,598
Net cash used in discontinued operations - financing activities	—	—	(76)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2017 and December 31, 2016 is summarized as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2015	$172,365	$759,491	$85,443	$47,605	$1,064,904
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2015	27,726	471,946	74,415	47,605	621,692
Foreign currency	(976)	(15,008)	(2,657)	(1,516)	(20,157)
Balance, December 31, 2016	26,750	456,938	71,758	46,089	601,535
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, December 31, 2016	$171,389	$744,483	$82,786	$46,089	$1,044,747

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2016	$171,389	$744,483	$82,786	$46,089	$1,044,747
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2016	26,750	456,938	71,758	46,089	601,535
Foreign currency	3,682	93,249	7,519	6,374	110,824
Balance, December 31, 2017	30,432	550,187	79,277	52,463	712,359
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$1,155,571
Other intangible assets:
Changes in the net book value of our other intangible assets as at December 31, 2017 and December 31, 2016 is summarized as follows:

	December 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$87,900	$—	$87,900	$76,731	$—	$76,731
Amortized:
Broadcast licenses	220,194	(161,820)	58,374	184,195	(128,876)	55,319
Trademarks	421	(421)	—	380	(380)	—
Customer relationships	58,771	(56,996)	1,775	51,338	(48,997)	2,341
Other	1,753	(1,567)	186	1,522	(1,208)	314
Total	$369,039	$(220,804)	$148,235	$314,166	$(179,461)	$134,705
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
The estimated amortization expense for the succeeding five years for our intangible assets with finite lives as of December 31, 2017 is as follows:

2018	$9,273
2019	8,725
2020	8,455
2021	8,405
2022	8,261
Impairment of goodwill and other intangible assets:
Our annual assessment of impairment includes the allocation of corporate debt to individual reporting units based on their relative fair values. This allocation resulted in negative carrying values for the Romania and the Slovak Republic segments for the purpose of the assessment, however, neither segment was determined to be impaired.
Upon conclusion of our annual impairment assessment, we determined that the fair value of our goodwill and other intangible assets were substantially in excess of their respective carrying values. We did not recognize any impairment charges in respect of goodwill and other intangible assets during the years ended December 31, 2017, 2016 or 2015. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for further information.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2017	December 31, 2016
Long-term debt	$1,079,187	$999,209
Other credit facilities and capital leases	9,487	3,427
Total long-term debt and other financing arrangements	1,088,674	1,002,636
Less: current maturities	(2,960)	(1,228)
Total non-current long-term debt and other financing arrangements	$1,085,714	$1,001,408
Financing Transactions
Pursuant to an amendment in March 2017 to the Reimbursement Agreement (as defined below) with Time Warner Inc. ("Time Warner"), as guarantor of our obligations under the Euro Term Loans (as defined below), the grid pricing structure on the all-in rate that applied only to the 2021 Euro Term Loan (as defined below) was extended to the 2018 Euro Term Loan (as defined below) and the 2019 Euro Term Loan (as defined below), with a reduction in the pricing under the grid for each of the Euro Term Loans resulting in an all-in rate ranging from 8.5% (if our net leverage, as defined in the Reimbursement Agreement, is greater than or equal to seven times) to 5.0% (if our net leverage is less than five times). In addition, we can achieve a further 50 basis point reduction in the all-in rate if we reduce our long-term debt to less than EUR 815.0 million, subject to certain adjustments in respect of specified debt repayments, on or prior to September 30, 2018. As at December 31, 2017, our net leverage ratio was 5.4 times and the all-in interest rate was 6.0% (effective from the end of October 2017). We are required to pay the first 5.0% of the all-in rate (including the base rate and the rate paid pursuant to customary hedging arrangements) on the Euro Term Loans in cash and the remainder may be paid in cash or in kind, at our option. For details, see the table below under the heading "Reimbursement Agreement and Guarantee Fees".
On August 1, 2017, we elected to repay EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the outstanding principal balance of the 2018 Euro Term Loan on which we recognized a loss on extinguishment of US$ 0.1 million.
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan (see Note 24, "Subsequent Events").
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
Overview
Total long-term debt and credit facilities comprised the following at December 31, 2017:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$240,819	$(274)	$240,545
2019 Euro Term Loan	282,238	(367)	281,871
2021 Euro Term Loan	562,232	(5,461)	556,771
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,085,289	$(6,102)	$1,079,187

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

Long-term Debt
Our long-term debt comprised the following at December 31, 2017 and December 31, 2016:

	Carrying Amount		Fair Value
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
2018 Euro Term Loan	$240,545	$263,734	$236,337	$233,297
2019 Euro Term Loan	281,871	247,594	268,858	203,314
2021 Euro Term Loan	556,771	487,881	510,882	369,738
	$1,079,187	$999,209	$1,016,077	$806,349
The fair values of the Euro Term Loans (as defined below) as at December 31, 2017 and December 31, 2016 were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in the Euro Term Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Term Loan, and as such are not required to be accounted for separately.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2018 Euro Term Loan
As at December 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (as amended, the "2018 Euro Term Loan") outstanding was EUR 200.8 million (approximately US$ 240.8 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner Inc. ("Time Warner"). As at December 31, 2017, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 6.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. Pursuant to an amendment entered into on February 5, 2018, the maturity date of the 2018 Euro Term Loan was extended to May 1, 2019. See Note 24, "Subsequent Events". The 2018 Euro Term Loan may currently be prepaid at our option, in whole or in part, without premium or penalty. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Time Warner and certain of its subsidiaries.
2019 Euro Term Loan
As at December 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 282.2 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at December 31, 2017, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 6.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
2021 Euro Term Loan
As at December 31, 2017, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 562.2 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at December 31, 2017, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 6.0% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, the 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the “Euro Term Loans”), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and the reimbursement to Time Warner of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility (described below).
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

(2)
If we reduce our long-term debt to less than EUR 815.0 million, subject to certain adjustments in respect of specified debt repayments, prior to September 30, 2018, a 50 basis point reduction in the all-in rate would be applied.

Our consolidated net leverage as at December 31, 2017 and December 31, 2016 was 5.4x and 6.9x, respectively. For the years ended December 31, 2017, 2016 and 2015, we recognized US$ 46.0 million, US$ 52.7 million and US$ 6.1 million, respectively, of Guarantee Fees as interest expense in our consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2018 Euro Term Loan and the 2019 Euro Term Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2021 Euro Term Loan are payable semi-annually in arrears on each June 1 and December 1. The first 5.0% of the all-in rate for each facility (including the base rate and the rate paid pursuant to the hedging arrangements) must be paid in cash and the remainder is payable at our election in cash or in kind.

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
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges	Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%		0.14%	4.36%	6.00%
2019 Euro Term Loan	1.50%		0.31%	4.19%	6.00%
2021 Euro Term Loan	1.50%		0.28%	4.22%	6.00%
2021 Revolving Credit Facility (1)	8.69%	(2)	—	—	8.69%

(1)	As at December 31, 2017, the 2021 Revolving Credit Facility was undrawn.

(2)	Based on the three month LIBOR of 1.69% as at December 31, 2017.
2021 Revolving Credit Facility
We had no balance outstanding under the US$ 115.0 million revolving credit facility (the “2021 Revolving Credit Facility”) as at December 31, 2017. The available amount decreased to US$ 50.0 million from January 1, 2018.
The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternate base rate plus 6.0% or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus, in each case, 7.0%, with the first 5.0% paid in cash and the remainder payable at our election in cash or in kind by adding such accrued interest to the applicable principal amount outstanding under the 2021 Revolving Credit Facility. The interest rate on the 2021 Revolving Credit Facility is determined on the basis of our net leverage ratio (as defined in the Reimbursement Agreement) and ranges from LIBOR (subject to a floor of 1.0%) plus 9.0% if our net leverage is greater than or equal to seven times, to LIBOR (subject to a floor of 1.0%) plus 6.0% per annum if our net leverage ratio is less than five times. The maturity date of the 2021 Revolving Credit Facility is February 19, 2021. When drawn, the 2021 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Credit facilities (1) – (3)	$—	$—
Capital leases	9,487	3,427
Total credit facilities and capital leases	9,487	3,427
Less: current maturities	(2,960)	(1,228)
Total non-current credit facilities and capital leases	$6,527	$2,199

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2017, we had deposits of US$ 12.4 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2016, we had deposits of US$ 16.4 million in and no drawings on the BMG cash pool.

(2)
As at December 31, 2017, there were CZK 127.2 million (approximately US$ 6.0 million) of receivables factored on a non-recourse basis under a CZK 575.0 million (approximately US$ 27.0 million) factoring framework agreement with Factoring Ceska Sporitelna (“FCS”) that were derecognized from the consolidated balance sheet. Under this facility, up to CZK 575.0 million (approximately US$ 27.0 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
As at December 31, 2017 there were RON 99.8 million (approximately US$ 25.6 million) of receivables factored under a factoring framework agreement with Global Funds IFN S.A that were derecognized from the consolidated balance sheet. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Total Group
At December 31, 2017, the maturity of our long-term and credit facilities was as follows:

2018 (1)	$240,819
2019	282,238
2020	—
2021	562,232
2022	—
2023 and thereafter	—
Total long-debt and credit facilities	1,085,289
Debt issuance costs	(6,102)
Carrying amount of long-debt and credit facilities	$1,079,187

(1)
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million as at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan (see Note 24, "Subsequent Events").

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2017:

2018	$3,238
2019	2,828
2020	2,516
2021	1,294
2022	2
2023 and thereafter	—
Total undiscounted payments	9,878
Less: amount representing interest	(391)
Present value of net minimum lease payments	$9,487
6.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Program rights:
Acquired program rights, net of amortization	$161,929	$146,070
Less: current portion of acquired program rights	(69,706)	(69,662)
Total non-current acquired program rights	92,223	76,408
Produced program rights – Feature Films:
Released, net of amortization	939	1,039
Produced program rights – Television Programs:
Released, net of amortization	49,888	43,970
Completed and not released	9,987	2,592
In production	28,971	19,109
Development and pre-production	162	310
Total produced program rights	89,947	67,020
Total non-current acquired program rights and produced program rights	$182,170	$143,428

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Third-party customers	$168,805	$149,957
Less: allowance for bad debts and credit notes	(9,902)	(8,586)
Total accounts receivable	$158,903	$141,371
Bad debt expense for the years ended December 31, 2017, 2016 and 2015 was US$ 1.9 million, US$ 3.7 million, and US$ 2.3 million, respectively.
8.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Current:
Prepaid acquired programming	$22,579	$19,123
Other prepaid expenses	7,616	4,610
VAT recoverable	650	635
Income taxes recoverable	109	166
Other	2,152	3,007
Total other current assets	$33,106	$27,541

	December 31, 2017	December 31, 2016
Non-current:
Capitalized debt costs	$12,947	$15,019
Deferred tax	2,964	4,550
Other	958	1,704
Total other non-current assets	$16,869	$21,273
Capitalized debt costs are being amortized over the term of the 2021 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Land and buildings	$86,480	$72,820
Machinery, fixtures and equipment	195,682	160,097
Other equipment	16,121	13,682
Software	53,143	40,627
Construction in progress	3,026	5,311
Total cost	354,452	292,537
Less: accumulated depreciation	(250,804)	(203,457)
Total net book value	$103,648	$89,080

Assets held under capital leases (included in the above)
Machinery, fixtures and equipment	$14,193	$6,338
Total cost	14,193	6,338
Less: accumulated depreciation	(5,151)	(2,579)
Total net book value	$9,042	$3,759
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was US$ 27.0 million, US$ 23.1 million and US$ 21.3 million, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The movement in the net book value of property, plant and equipment during the years ended December 31, 2017 and 2016 is comprised of:

	For The Year Ended December 31,
	2017	2016
Opening balance	$89,080	$87,943
Additions	27,442	27,203
Disposals	(32)	(88)
Depreciation	(26,991)	(23,106)
Foreign currency movements	14,149	(2,872)
Ending balance	$103,648	$89,080
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$53,408	$45,037
Related party accounts payable	252	194
Programming liabilities	16,923	26,603
Related party programming liabilities	20,027	17,126
Duties and other taxes payable	8,769	10,325
Accrued staff costs	18,430	16,476
Accrued interest payable	3,326	2,935
Related party accrued interest payable (including Guarantee Fees)	6,273	9,588
Income taxes payable	14,018	5,091
Other accrued liabilities	2,467	1,003
Total accounts payable and accrued liabilities	$143,893	$134,378
11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Current:
Deferred revenue	$5,675	$4,979
Legal provisions	2,907	2,412
Other	698	1,076
Total other current liabilities	$9,280	$8,467

	December 31, 2017	December 31, 2016
Non-current:
Deferred tax	$20,569	$19,710
Related party commitment fee payable (1)	10,765	9,905
Related party Guarantee Fee payable (Note 5)	58,855	34,492
Other	5,065	3,856
Total other non-current liabilities	$95,254	$67,963

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
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2017 and 2016. As at December 31, 2017 and 2016, the carrying value of the Series B Preferred Shares was US$ 264.6 million and US$ 254.9 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of December 31, 2017, the 200,000 shares of Series B preferred stock were convertible into approximately 109.2 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 to June 24, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2017, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the years ended December 31, 2017, 2016 and 2015, we recognized accretion on the Series B Preferred Shares of US$ 9.7 million, US$ 13.7 million and US$ 17.3 million, respectively, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2017 and 2016.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2017 and 2016. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2017 and 2016. (see Note 12, "Convertible Redeemable Preferred Shares"). As of December 31, 2017, the 200,000 Series B Preferred Shares were convertible into approximately 109.2 million shares of Class A common stock.
Class A and B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2017 and 2016. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 145.5 million and 143.4 million shares of Class A common stock outstanding at December 31, 2017 and 2016, respectively, and no shares of Class B common stock outstanding at December 31, 2017 or 2016.
As at December 31, 2017, TW Investor owns 42.2% of the outstanding shares of Class A common stock and has a 46.3% voting interest in the Company due to its ownership of the Series A Preferred Share.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the year ended December 31, 2017, 1,148,469 warrants were exercised resulting in net proceeds to us of approximately US$ 1.1 million. As at December 31, 2017, 105,854,576 warrants remained outstanding. Time Warner and TW Investor collectively hold 100,926,996 of these warrants. The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2014	$(169,028)	$(581)	$(169,609)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange loss on intercompany loans (1)	(88,997)	—	(88,997)
Reclassified to net income upon sale of subsidiaries	19,136	—	19,136
Currency translation adjustment	(2,100)	—	(2,100)
Change in the fair value of hedging instruments	—	(1,418)	(1,418)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	579	579
Net other comprehensive loss	(71,961)	(839)	(72,800)
BALANCE December 31, 2015	$(240,989)	$(1,420)	$(242,409)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany loans (1)	8,848	—	8,848
Foreign exchange loss on the Series B Preferred Shares	(19,412)	—	(19,412)
Currency translation adjustment	12,016	—	12,016
Change in the fair value of hedging instruments	—	(5,447)	(5,447)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,416	2,416
Net other comprehensive income / (loss)	1,452	(3,031)	(1,579)
BALANCE December 31, 2016	$(239,537)	$(4,451)	$(243,988)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany loans (1)	11,326	—	11,326
Foreign exchange gain on the Series B Preferred Shares	33,444	—	33,444
Currency translation adjustment	10,511	—	10,511
Change in the fair value of hedging instruments	—	(1,942)	(1,942)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,764	2,764
Changes in fair value reclassified to other non-operating income, net (2)	—	447	447
Net other comprehensive income	55,281	1,269	56,550
BALANCE December 31, 2017	$(184,256)	$(3,182)	$(187,438)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)
We expect to repay the 2018 Euro Term Loan with the expected proceeds from the Divestment Transaction and have dedesignated the related hedging instruments during the third quarter of 2017. Dedesignation precludes recognition of the effective portion of the changes in fair value within accumulated other comprehensive income / loss. All related changes in fair value and those previously recognized in accumulated other comprehensive income / loss are recognized in other non-operating income, net in our consolidated statements of operations and comprehensive income / loss. See Note 14, "Financial Instruments and Fair Value Measurements".

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
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the Euro Term Loans. These interest rate swaps, designated as cash flow hedges, provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our consolidated balance sheets as other current and other non-current liabilities based on their maturity, and the effective portion of the changes in the fair value is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in other non-operating income, net in our consolidated statements of operations and comprehensive income / loss. For the years ended December 31, 2017 and 2016 and 2015, we did not recognize any charges related to hedge ineffectiveness.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at December 31, 2017
April 5, 2016	5	Interest rate swap	EUR	468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(1,795)
April 5, 2016	4	Interest rate swap	EUR	200,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan	$(292)
November 10, 2015	3	Interest rate swap	EUR	235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,512)
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
In August 2017, we settled in part the interest rate swaps underlying the 2018 Euro Term Loan to align with the EUR 50.0 million reduction of the principal balance of that loan following the repayment on August 1, 2017 (see Note 5, "Long-term Debt and Other Financing Arrangements"). Changes in fair value for the settled portion of these interest rate swaps is recognized within other non-operating income, net in our consolidated statements of operations and comprehensive income / loss.
The expected proceeds from the sale of the Croatia and Slovenia segments will be used to satisfy amounts owing in respect of the 2018 Euro Term Loan (see Note 5, "Long-term Debt and Other Financing Arrangements"). The related interest rate swap maturing November 1, 2018 was dedesignated which precludes recognition of the effective portion of the changes in fair value within accumulated other comprehensive income / loss. All related fair value adjustments, including those previously recognized in accumulated other comprehensive income / loss, are recognized in other non-operating income, net in our consolidated statements of operations and comprehensive income / loss (see Note 13, "Equity").
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at December 31, 2017, we had no forward foreign exchange contracts outstanding.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
(Loss) / gain on currency swaps	$(1,380)	$(10,213)	$4,848
Loss on interest rate swaps	(403)	—	—
Change in fair value of derivatives	$(1,783)	$(10,213)	$4,848
15.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Interest on long-term debt and other financing arrangements	$64,855	$89,602	$95,419
Amortization of capitalized debt issuance costs	5,778	8,842	15,118
Amortization of debt issuance discount	—	12,945	41,230
Total interest expense	$70,633	$111,389	$151,767
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 40.6 million, US$ 50.6 million and US$ 15.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, we paid US$ 1.7 million and US$ 7.5 million of Guarantee Fees in cash during the years ended December 31, 2017 and 2016, respectively, for which we had the option to pay in kind. Interest expense related to a portion of the 2018 Euro Term Loan has been allocated to results from discontinued operations (see Note 3, "Discontinued Operations and Assets Held for Sale").
16.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Interest income	$523	$573	$426
Foreign currency exchange gain / (loss), net	17,185	7,149	(11,550)
Change in fair value of derivatives (Note 14)	(1,783)	(10,213)	4,848
Other income / (expense), net	396	417	(17,333)
Total other non-operating income / (expense)	$16,321	$(2,074)	$(23,609)
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
The charge for stock-based compensation in our consolidated statements of operations and comprehensive income / loss was as follows:

	For The Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense from continuing operations	$4,280	$3,383	$2,311
Stock-based compensation expense from discontinued operations (1)	132	127	128

(1)	All stock-based compensation expense from discontinued operations relate to employees of Croatia and Slovenia.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. A summary of option activity for the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,011,392	$2.32	8.58	$453
Outstanding at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Vested or expected to vest at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Exercisable at December 31, 2017	902,848	$2.31	7.51	$2,113
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2017, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2017 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2017. This amount changes based on the fair value of our Class A common stock.
There were no options granted during the year ended December 31, 2017.
As at December 31, 2017, there was US$ 1.2 million unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.6 years.
The following table summarizes information about stock option activity during 2017, 2016, and 2015:

	2017		2016		2015
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at January 1	2,011,392	$2.32	1,666,000	$3.53	155,000	$29.88
Awards granted	—	—	411,392	2.46	1,600,000	2.29
Awards forfeited	—	—	—	—	(20,000)	23.12
Awards expired	—	—	(66,000)	33.66	(69,000)	28.23
Outstanding at December 31	2,011,392	$2.32	2,011,392	$2.32	1,666,000	$3.53
Restricted Stock Units
Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with a time-based vesting schedule, generally between one to four years from the date of grant. Upon vesting, shares of Class A common stock are issued from authorized but unissued shares. Holders of RSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote. The grant date fair value of RSUs is calculated as the closing price of our Class A common shares on the date of grant and presented as a component of selling, general and administrative expenses.
The following table summarizes information about unvested RSUs as at December 31, 2017:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	2,542,625	$2.61
Granted	1,158,887	3.62
Vested	(931,867)	2.69
Forfeited	(75,582)	1.53
Unvested at December 31, 2017	2,694,063	$3.07
As at December 31, 2017 and December 31, 2016 there were 719,109 and 958,812, respectively, of unvested RSUs with performance conditions. No RSUs with performance conditions were granted or forfeited during the year ended December 31, 2017. As at December 31, 2017, the intrinsic value of unvested RSUs was US$ 12.5 million. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2017 was US$ 4.6 million and is expected to be recognized over a weighted-average period of 1.8 years.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

18.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the (provision) / credit for income taxes and of the income / (loss) before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.
Income / (loss) from continuing operations before income taxes
The Netherlands and non-Netherlands components of income / (loss) from continuing operations before income taxes are:

	For The Year Ended December 31,
	2017	2016	2015
Domestic	$(50,344)	$(66,540)	$(73,736)
Foreign	125,880	(91,549)	(13,593)
Total	$75,536	$(158,089)	$(87,329)
Total tax (provision) / credit for the years ended December 31, 2017, 2016 and 2015 was allocated as follows:

	For The Year Ended December 31,
	2017	2016	2015
Income tax (provision) / credit from continuing operations	$(21,483)	$(6,336)	$1,153
Income tax provision from discontinued operations	(2,247)	(981)	(547)
Total tax (provision) / credit	$(23,730)	$(7,317)	$606
(Provision) / Credit for Income Taxes
The Netherlands and non-Netherlands components of the (provision) / credit for income taxes from continuing operations consist of:

	For The Year Ended December 31,
	2017	2016	2015
Current income tax provision:
Domestic	$—	$—	$—
Foreign	(21,252)	(4,542)	(10)
	(21,252)	(4,542)	(10)
Deferred tax (provision) / credit:
Domestic	—	—	—
Foreign	(231)	(1,794)	1,163
	(231)	(1,794)	1,163
(Provision) / credit for income taxes	$(21,483)	$(6,336)	$1,153
In 2017, the net (provision) / credit for income taxes was more than the (provision) / credit computed at statutory rates primarily due to the expiration of tax loss carry-forwards and changes to the valuation allowance for prior period losses where a future benefit is no longer expected. In 2016 and 2015, the net (provision) / credit for income taxes is less than the (provision) / credit computed at statutory tax rates primarily due to losses on which no tax benefit has been received.
Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the (provision) / credit for income taxes included in the accompanying consolidated statements of operations and comprehensive income / loss for the years ended December 31, 2017, 2016 and 2015:

	For The Year Ended December 31,
	2017	2016	2015
Income taxes at Netherlands rates (25%)	$(18,871)	$39,515	$21,821
Jurisdictional differences in tax rates	10,018	(38,176)	(12,440)
Losses expired	(7,583)	(1,813)	(2,890)
Change in valuation allowance	(5,384)	(5,249)	2,496
Non-deductible expenses	(73)	288	(1,731)
Other	410	(901)	(6,103)
(Provision) / credit for income taxes	$(21,483)	$(6,336)	$1,153

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Assets:
Tax benefit of loss carry-forwards and other tax credits	$127,599	$108,424
Programming rights	3,189	2,935
Property, plant and equipment	2,713	2,691
Accrued expenses	4,087	4,556
Other	2,445	1,587
Gross deferred tax assets	140,033	120,193
Valuation allowance	(127,794)	(106,601)
Net deferred tax assets	$12,239	$13,592

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(24,078)	$(22,017)
Property, plant and equipment	(166)	(142)
Programming rights	(5,431)	(6,508)
Other	(169)	(85)
Total deferred tax liabilities	(29,844)	(28,752)
Net deferred income tax liability	$(17,605)	$(15,160)
Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2017	December 31, 2016
Net non-current deferred tax assets	$2,964	$4,550

Net non-current deferred tax liabilities	(20,569)	(19,710)

Net deferred income tax liability	$(17,605)	$(15,160)
We provided a valuation allowance against potential deferred tax assets of US$ 127.8 million and US$ 106.6 million as at December 31, 2017 and 2016, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.
During 2017, we had the following movements on valuation allowances:

Balance at December 31, 2016	$106,601
Created during the period	6,343
Utilized	(959)
Foreign exchange	15,260
Other	549
Balance at December 31, 2017	$127,794
As of December 31, 2017 we had operating loss carry-forwards that will expire in the following periods:

	2018	2019	2020	2021	2022-26	Indefinite
Bulgaria	$—	$—	$2,586	$—	$—	$—
Czech Republic	627	3	—	—	—	—
The Netherlands	29,158	64,290	50,911	53,392	309,861	—
United Kingdom	—	—	—	—	—	1,726
Total	$29,785	$64,293	$53,497	$53,392	$309,861	$1,726
The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.
We have provided valuation allowances against most of the above loss carry-forwards. However, a valuation allowance has not been provided against the loss carry-forwards in our main operating company in Bulgaria on the basis of future reversals of existing taxable temporary differences and taxable income from future trading. The tax benefits associated with the tax losses in the United Kingdom were recognized following the adoption of the FASB guidance simplifying accounting for share-based payment transactions. However, a valuation allowance was also recognized due to a lack of foreseeable future UK income.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

As at December 31, 2017 and 2016, we had no undistributed earnings in subsidiaries giving rise to a temporary difference.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2014	$53
Decreases resulting from the expiry of the statute of limitations	(53)
Balance at December 31, 2015	—
Balance at December 31, 2016	—
Balance at December 31, 2017	$—
We do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.
Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions. As at December 31, 2017, our subsidiaries are generally no longer subject to income tax examinations for years before:

Tax Jurisdiction	Year
Bulgaria	2013
Czech Republic	2012
The Netherlands	2015
Romania	2014
Slovak Republic	2010
United Kingdom	2016
We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss. There were no significant interest or penalties accrued in the years ended December 31, 2017, 2016 and 2015.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

19.    EARNINGS PER SHARE
We determined that the Series B Preferred Shares are a participating security, and accordingly, our basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on our Series B Preferred Shares and the income allocated to these shares by the weighted-average number of common shares outstanding during the period. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period.
The components of basic and diluted earnings per share are as follows:

	For The Year Ended December 31,
	2017	2016	2015
Income / (loss) from continuing operations	$54,053	$(164,425)	$(86,176)
Net loss attributable to noncontrolling interests	341	306	671
Less: preferred share accretion paid in kind (Note 12)	(9,694)	(13,701)	(17,272)
Less: income allocated to Series B Preferred Shares	(18,213)	—	—
Income / (loss) from continuing operations available to common shareholders, net of noncontrolling interest	26,487	(177,820)	(102,777)
Loss from discontinued operations, net of tax (Note 3)	(4,626)	(16,172)	(29,396)
Net income / (loss) attributable to CME Ltd. available to common shareholders — basic	21,861	(193,992)	(132,173)

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	5,713	—	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — diluted	$27,574	$(193,992)	$(132,173)

Weighted average outstanding shares of common stock — basic (1)	155,846	151,017	146,866
Dilutive effect of common stock warrants, employee stock options and RSUs	80,558	—	—
Weighted average outstanding shares of common stock — diluted	236,404	151,017	146,866

Net income / (loss) per share:
Continuing operations — basic	$0.17	$(1.18)	$(0.70)
Continuing operations — diluted	0.15	(1.18)	(0.70)
Discontinued operations — basic	(0.03)	(0.10)	(0.20)
Discontinued operations — diluted	(0.03)	(0.10)	(0.20)
Net income / (loss) attributable to CME Ltd. — basic	0.14	(1.28)	(0.90)
Net income / (loss) attributable to CME Ltd. — diluted	0.12	(1.28)	(0.90)

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

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For The Year Ended December 31,
	2017	2016	2015
Employee stock options	—	2,011	1,666
RSUs	144	1,219	1,556
Series B Preferred Shares	—	105,167	—
Total	144	108,397	3,222
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the years ended December 31, 2017, 2016 and 2015 for consolidated statements of operations and comprehensive income / loss data and consolidated statements of cash flow data; and as at December 31, 2017 and 2016 for consolidated balance sheet data.

Net revenues:	For The Year Ended December 31,
	2017	2016	2015
Bulgaria	$77,341	$72,651	$73,090
Czech Republic	209,041	190,372	182,636
Romania	191,244	172,951	157,578
Slovak Republic	97,721	90,549	84,434
Intersegment revenues (1)	(1,135)	(349)	(1,543)
Total net revenues	$574,212	$526,174	$496,195

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For The Year Ended December 31,
	2017	2016	2015
Bulgaria	$16,841	$12,242	$15,479
Czech Republic	83,600	77,018	71,697
Romania	74,435	62,016	41,176
Slovak Republic	24,742	15,947	10,585
Elimination	(8)	5	26
Total operating segments	199,610	167,228	138,963
Corporate	(34,078)	(30,320)	(29,521)
Total OIBDA	165,532	136,908	109,442
Depreciation of property, plant and equipment	(26,991)	(23,106)	(21,327)
Amortization of intangibles	(8,592)	(8,270)	(12,050)
Other items (1)	—	—	11,982
Operating income	129,949	105,532	88,047
Interest expense (Note 15)	(70,633)	(111,389)	(151,767)
Loss on extinguishment of debt (Note 5)	(101)	(150,158)	—
Other non-operating income / (expense), net (Note 16)	16,321	(2,074)	(23,609)
Income / (loss) before tax	$75,536	$(158,089)	$(87,329)

(1)	Other items consists solely of the charges related to tax audits of our Romanian operations, which were accrued in the fourth quarter of 2014 and fully released in the third quarter of 2015.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Total assets: (1)	December 31, 2017	December 31, 2016
Bulgaria	$155,885	$130,873
Czech Republic	842,716	700,190
Romania	307,286	266,132
Slovak Republic	149,866	131,220
Total operating segments	1,455,753	1,228,415
Corporate	24,146	40,786
Assets held for sale	148,156	121,516
Total assets	$1,628,055	$1,390,717

(1)	Segment assets exclude any intercompany balances.

Capital Expenditures:	For The Year Ended December 31,
	2017	2016	2015
Bulgaria	$4,584	$3,304	$3,517
Czech Republic	10,449	8,043	10,982
Romania	6,639	6,863	5,794
Slovak Republic	1,963	1,693	2,921
Total operating segments	23,635	19,903	23,214
Corporate	1,270	2,476	3,440
Total capital expenditures	$24,905	$22,379	$26,654

Long-lived assets: (1)	December 31, 2017	December 31, 2016
Bulgaria	$7,863	$6,280
Czech Republic	46,146	39,529
Romania	28,515	22,796
Slovak Republic	17,450	15,326
Total operating segments	99,974	83,931
Corporate	3,674	5,149
Total long-lived assets	$103,648	$89,080

(1)	Reflects property, plant and equipment, net.

Revenue by type:	For The Year Ended December 31,
	2017	2016	2015
Television advertising	$471,227	$435,096	$409,469
Carriage fees and subscriptions	83,232	71,331	66,644
Other	19,753	19,747	20,082
Total net revenues	$574,212	$526,174	$496,195
We do not rely on any single major customer or group of major customers.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

21.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2017, we had total commitments of US$ 99.1 million (December 31, 2016: US$ 114.3 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of any sublease income) and other commitments as follows:

	Programming purchase obligations	Other commitments (1)	Operating leases	Capital expenditures
2018	$33,308	$14,983	$2,830	$1,273
2019	28,700	11,827	761	—
2020	17,910	2,030	371	—
2021	13,077	161	349	—
2022	2,587	139	346	—
2023 and thereafter	3,558	12	1,728	—
Total	$99,140	$29,152	$6,385	$1,273

(1)	Other commitments are primarily comprised of digital transmission commitments.
For the years ended December 31, 2017, 2016 and 2015, we incurred aggregate rent expense on all facilities of US$ 8.1 million, US$ 7.0 million and US$ 5.8 million, respectively.
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
22.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 46.3% voting interest in CME Ltd. as at December 31, 2017, as material related party transactions.
Time Warner

	For The Year Ended December 31,
	2017	2016	2015
Net revenues	$—	$—	$198
Cost of revenues	18,870	17,362	22,437
Interest expense	51,952	91,134	112,144

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

	December 31, 2017	December 31, 2016
Programming liabilities	$20,027	$17,126
Other accounts payable and accrued liabilities	252	194
Accrued interest payable (1)	6,273	9,588
Other non-current liabilities (2)	69,620	44,397

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".
See Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence".
23.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2017 and 2016 is as follows:

	For the Year Ended December 31, 2017
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$111,732	$146,895	$119,431	$196,154
Cost of revenues	77,968	80,081	77,606	103,853
Operating income	13,024	43,153	16,022	57,750
(Loss) / income from continuing operations	(5,982)	25,265	(1,945)	36,715
(Loss) / income from discontinued operations, net of tax	(5,292)	2,533	(5,988)	4,121
Net (loss) / income	(11,274)	27,798	(7,933)	40,836
Net (loss) / income attributable to CME Ltd.	(11,065)	27,935	(7,745)	40,643

Net (loss) / income per share:
Continuing operations — basic	$(0.05)	$0.09	$(0.03)	$0.13
Continuing operations — diluted	(0.05)	0.07	(0.03)	0.10
Discontinued operations — basic	(0.04)	0.01	(0.04)	0.02
Discontinued operations — diluted	(0.04)	0.00	(0.04)	0.01
Net (loss) / income attributable to CME Ltd. — basic	(0.09)	0.10	(0.07)	0.15
Net (loss) / income attributable to CME Ltd. — diluted	(0.09)	0.07	(0.07)	0.11

	For the Year Ended December 31, 2016
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$105,817	$142,803	$107,527	$170,027
Cost of revenues	77,125	80,691	73,276	93,296
Operating income	8,903	39,718	11,450	45,461
(Loss) / income from continuing operations	(34,878)	(139,148)	(11,769)	21,370
Loss from discontinued operations, net of tax	(5,816)	(2,101)	(8,054)	(201)
Net (loss) / income	(40,694)	(141,249)	(19,823)	21,169
Net (loss) / income attributable to CME Ltd.	(40,435)	(141,317)	(19,627)	21,088

Net (loss) / income per share:
Continuing operations — basic	$(0.27)	$(0.96)	$(0.09)	$0.07
Continuing operations — diluted	(0.27)	(0.96)	(0.09)	0.06
Discontinued operations — basic	(0.04)	(0.02)	(0.05)	0.00
Discontinued operations — diluted	(0.04)	(0.02)	(0.05)	0.00
Net (loss) / income attributable to CME Ltd. — basic	(0.31)	(0.98)	(0.14)	0.07
Net (loss) / income attributable to CME Ltd. — diluted	(0.31)	(0.98)	(0.14)	0.06

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

24.    SUBSEQUENT EVENTS
On February 5, 2018, we entered into an amendment to the 2018 Euro Term Loan agreement with BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders thereto in order to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. We have presented the amended 2018 Euro Term Loan under Long-term debt and other financing arrangements on the 2017 balance sheet.
On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan.

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
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2017 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2017. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2017, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Central European Media Enterprises Ltd.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Central European Media Enterprises Ltd.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the two years in the period ended December 31, 2017, of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
London, United Kingdom
February 8, 2018

Index

ITEM 9B.    OTHER INFORMATION
On February 5, 2018, CME Ltd. entered into an amendment to the senior unsecured term credit facility agreement among CME Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner, as guarantor, and the lenders party thereto originally dated November 14, 2014 (included as Exhibit 10.27 to this Form 10-K), as amended (including by an amendment agreement dated February 19, 2016 (included as Exhibit 10.31 to this Form 10-K) and a consent waiver and amendment agreement dated June 22, 2017 (included as Exhibit 10.41 to this Form 10-K)), to extend the maturity date from November 1, 2018 to May 1, 2019.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2018 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2018 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	2,011,392	$2.32	(1)
Restricted stock units	2,694,063	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,705,455	$2.32	2,229,531

(1)	There were 2,229,531 shares available for issuance under CME’s 2015 Stock Incentive Plan at December 31, 2017 after reflecting both stock options and restricted stock units in column (a).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2018 Annual General Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2018 Annual General Meeting of Shareholders.

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Reports of Independent Registered Public Accounting Firms;

•	Consolidated Balance Sheets as of December 31, 2017 and 2016;

•	Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and

•	Notes to Consolidated Financial Statements.
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

10.05*+
Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

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

10.09*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (2015 Plan, for use from March 2016) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.10*+
Form of Employee Non-Qualified Stock Option Agreement (co-Chief Executive Officers version, 2015 Plan, for use from June 2015) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2016).

10.11*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (co-Chief Executive Officers version, 2015 Plan, for use from March 2016). (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2016).

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

Index

Exhibit Number	Description
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

10.39*
Amendment dated March 2, 2017, to Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016 among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on March 6, 2017).

Index

Exhibit Number	Description

10.40*
Framework Agreement dated July 9, 2017 between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on July 10, 2017).

10.41*
Consent, Waiver and Third Amendment as of June 22, 2017 to the Credit Agreement dated as of November 14, 2014, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.42*
Consent, Waiver and Second Amendment as of June 22, 2017 to the Credit Agreement dated as of September 30, 2015, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.43*
Consent, Waiver and First Amendment as of June 22, 2017 to the Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.44*
Second Amendment dated June 22, 2017, to the Amended and Restated Reimbursement Agreement dated as of November 14, 2014 as amended and restated as of February 19, 2016, as amended, among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.45*
First Amendment dated June 22, 2017, to the Amended and Restated Revolving Loan Facility Credit Agreement dated as of May 2, 2014 as amended and restated as of November 14, 2014, and as further amended and restated as of February 19, 2016, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.46
Fourth Amendment as of February 5, 2018 to the Credit Agreement dated as of November 14, 2014, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto.

10.47*+
Amended and Restated Contract of Employment between CME Media Services Limited and Michael Del Nin, dated December 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.48*+
Amended and Restated Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated December 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.49*+
Amended and Restated Contract of Employment between CME Media Services Limited and Daniel Penn, dated December 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.50*+
Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated December 21, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.51*+
Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013 (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.52*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 21, 2013).

21.01	List of subsidiaries.

23.01	Consent of Ernst & Young LLP.

23.02	Consent of Deloitte LLP.

24.01	Power of Attorney, dated as of February 8, 2018.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

Exhibit Number	Description

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

Central European Media Enterprises Ltd.
Date:	February 8, 2018	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 8, 2018
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	February 8, 2018
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 8, 2018
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	February 8, 2018
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 8, 2018
Paul T. Cappuccio

*	Director	February 8, 2018
Iris Knobloch

*	Director	February 8, 2018
Alfred W. Langer

*	Director	February 8, 2018
Bruce Maggin

*	Director	February 8, 2018
Parm Sandhu

Index

Signature	Title	Date

*	Director	February 8, 2018
Doug Shapiro

*	Director	February 8, 2018
Kelli Turner

*	Director	February 8, 2018
Gerhard Zeiler

*	By:	/s/ David Sturgeon
David Sturgeon
Attorney-in-fact **

**	By authority of the power of attorney filed herewith

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2014	$8,586	$119,088
Charged to costs and expenses	2,260	(2,496)
Deductions (1)	(2,037)	—
Foreign exchange	(979)	(10,983)
BALANCE December 31, 2015	7,830	105,609
Charged to costs and expenses	3,662	5,249
Deductions (1)	(2,615)	250
Foreign exchange	(291)	(4,507)
BALANCE December 31, 2016	8,586	106,601
Charged to costs and expenses	1,910	5,384
Deductions (1)	(1,689)	549
Foreign exchange	1,095	15,260
BALANCE December 31, 2017	$9,902	$127,794

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1