Form 10-Q
period 2018-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2018-04-26
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2018
Class A Common Stock, par value $0.08	148,721,537

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2018

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$74,264	$54,903
Accounts receivable, net (Note 7)	139,976	158,903
Program rights, net (Note 6)	76,193	69,706
Other current assets (Note 8)	34,809	33,106
Assets held for sale (Note 3)	143,481	148,156
Total current assets	468,723	464,774
Non-current assets
Property, plant and equipment, net (Note 9)	105,850	103,648
Program rights, net (Note 6)	175,061	182,170
Goodwill (Note 4)	734,222	712,359
Other intangible assets, net (Note 4)	150,293	148,235
Other non-current assets (Note 8)	15,777	16,869
Total non-current assets	1,181,203	1,163,281
Total assets	$1,649,926	$1,628,055

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$147,213	$143,893
Current portion of long-term debt and other financing arrangements (Note 5)	3,439	2,960
Other current liabilities (Note 11)	33,322	9,280
Liabilities held for sale (Note 3)	33,361	32,131
Total current liabilities	217,335	188,264
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	1,054,322	1,085,714
Other non-current liabilities (Note 11)	97,542	95,254
Total non-current liabilities	1,151,864	1,180,968
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2017 - 200,000) (Note 13)	267,040	264,593
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2017 – one)	—	—
148,235,428 shares of Class A Common Stock of $0.08 each (December 31, 2017 – 145,486,497)	11,858	11,639
Nil shares of Class B Common Stock of $0.08 each (December 31, 2017 – nil)	—	—
Additional paid-in capital	1,905,969	1,905,779
Accumulated deficit	(1,728,518)	(1,735,768)
Accumulated other comprehensive loss	(175,254)	(187,438)
Total CME Ltd. shareholders’ equity / (deficit)	14,055	(5,788)
Noncontrolling interests	(368)	18
Total equity / (deficit)	13,687	(5,770)
Total liabilities and equity	$1,649,926	$1,628,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$139,182	$111,732
Operating expenses:
Content costs	69,806	58,645
Other operating costs	12,687	11,255
Depreciation of property, plant and equipment	7,366	5,959
Amortization of broadcast licenses and other intangibles	2,356	2,109
Cost of revenues	92,215	77,968
Selling, general and administrative expenses	26,022	20,740
Operating income	20,945	13,024
Interest expense (Note 15)	(15,012)	(18,993)
Loss on extinguishment of debt (Note 5)	(109)	—
Other non-operating income, net (Note 16)	4,157	2,232
Income / (loss) before tax	9,981	(3,737)
Provision for income taxes	(3,897)	(2,245)
Income / (loss) from continuing operations	6,084	(5,982)
Income / (loss) from discontinued operations, net of tax (Note 3)	988	(5,292)
Net income / (loss)	7,072	(11,274)
Net loss attributable to noncontrolling interests	178	209
Net income / (loss) attributable to CME Ltd.	$7,250	$(11,065)

Net income / (loss)	$7,072	$(11,274)
Other comprehensive income
Currency translation adjustment	11,785	2,072
Unrealized gain on derivative instruments (Note 12)	191	1,258
Total other comprehensive income	11,976	3,330
Comprehensive income / (loss)	19,048	(7,944)
Comprehensive loss attributable to noncontrolling interests	386	301
Comprehensive income / (loss) attributable to CME Ltd.	$19,434	$(7,643)

PER SHARE DATA (Note 18):
Net income / (loss) per share:
Continuing operations — basic	$0.01	$(0.05)
Continuing operations — diluted	0.01	(0.05)
Discontinued operations — basic	0.01	(0.04)
Discontinued operations — diluted	0.00	(0.04)
Net income / (loss) attributable to CME Ltd. — basic	0.02	(0.09)
Net income / (loss) attributable to CME Ltd. — diluted	0.01	(0.09)

Weighted average common shares used in computing per share amounts (000’s):
Basic	158,039	154,795
Diluted	241,905	154,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total (Deficit) / Equity
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	1,112	—	—	—	1,112
Exercise of warrants (Note 14)	—	—	2,280,936	182	—	—	2,099	—	—	—	2,281
Share issuance, stock-based compensation	—	—	467,995	37	—	—	(37)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(537)	—	—	—	(537)
Preferred dividend paid in kind	—	—	—	—	—	—	(2,447)	—	—	—	(2,447)
Net income / (loss)	—	—	—	—	—	—	—	7,250	—	(178)	7,072
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	191	—	191
Currency translation adjustment	—	—	—	—	—	—	—	—	11,993	(208)	11,785
BALANCE March 31, 2018	1	$—	148,235,428	$11,858	—	$—	$1,905,969	$(1,728,518)	$(175,254)	$(368)	$13,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$7,072	$(11,274)
Adjustments to reconcile net income / (loss) to net cash generated from continuing operating activities:
(Income) / loss from discontinued operations, net of tax (Note 3)	(988)	5,292
Amortization of program rights	69,806	58,645
Depreciation and other amortization	11,279	9,432
Loss on extinguishment of debt (Note 5)	109	—
Gain on disposal of fixed assets	(1)	(23)
Deferred income taxes	(90)	(598)
Stock-based compensation (Note 17)	1,074	767
Change in fair value of derivatives	162	(265)
Foreign currency exchange gain, net	(3,729)	(2,044)
Changes in assets and liabilities:
Accounts receivable, net	23,452	26,525
Accounts payable and accrued liabilities	(8,365)	(12,080)
Program rights	(66,038)	(54,208)
Other assets and liabilities	(550)	860
Accrued interest	8,810	13,102
Income taxes payable	(40)	(34)
Deferred revenue	23,691	18,414
VAT and other taxes payable	871	(2,091)
Net cash generated from continuing operating activities	$66,525	$50,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(4,098)	$(6,034)
Disposal of property, plant and equipment	13	101
Net cash used in continuing investing activities	$(4,085)	$(5,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(61,645)	$—
Debt transaction costs	(173)	—
Payment of credit facilities and capital leases	(910)	(327)
Proceeds from exercise of warrants	2,281	301
Net cash used in continuing financing activities	$(60,447)	$(26)

Net cash provided by discontinued operations - operating activities	16,561	2,684
Net cash used in discontinued operations - investing activities	(1,645)	(1,508)
Net cash used in discontinued operations - financing activities	(79)	(67)

Impact of exchange rate fluctuations on cash and cash equivalents	2,531	(152)
Net increase in cash and cash equivalents	$19,361	$45,418
CASH AND CASH EQUIVALENTS, beginning of period	54,903	40,606
CASH AND CASH EQUIVALENTS, end of period	$74,264	$86,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$4,232	$4,133
Cash paid for income taxes, net of refunds	4,027	2,121

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$2,447	$2,357
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
We are the market-leading broadcasters in each of our four operating countries with a combined portfolio of 26 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, and direct-to-home (“DTH”) and internet protocol television ("IPTV") operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
Romania
We operate one general entertainment channel, PRO TV, and seven other channels, PRO 2, PRO X, PRO GOLD, PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO, and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to the Bulgarian leva, all references to “CZK” are to the Czech koruna, all references to “RON” are to the New Romanian lei, and all references to “Euro” or “EUR” are to the European Union Euro.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2017 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 8, 2018. Our significant accounting policies have not changed since December 31, 2017, except as noted below.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring items and changes in US GAAP, necessary for their fair presentation in conformity with US GAAP for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of taxes assessed by a government authority that are both imposed on and concurrent with the specific revenue-producing transaction and collected from the customer. Timing of revenue recognition may differ from the timing of invoicing to customers. We defer the recognition of revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Invoicing typically occurs on a monthly basis and customers are obliged to pay within 30 to 60 days of issuance. For certain services and customer types, we require payment before the services are provided.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our principal revenue streams and their respective accounting treatments are discussed below:
Television advertising revenues primarily result from the sale of advertising time. Television advertising revenues are earned as the commercials are aired. In many countries, we commit to provide advertisers with certain rating levels in connection with their advertising. Revenue is recorded based on a charge per Gross Rating Point ("GRP") ordered during the month net of estimated shortfalls. Discounts and agency commissions on television advertising revenue are recognized at the point when the advertising is broadcast and are reflected as a reduction to gross revenue. These amounts are known in advance or can be reasonably estimated based on historical practice.
Carriage fees and subscription revenues includes revenues from cable operators and direct-to-home broadcasters and fees from subscriptions to our channels as well as subscriptions to our streaming services. Revenues from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. A portion of this fee revenue is based on the number of subscribers to our channels and recognized during the period, based upon the number of subscribers. The impacts of future changes in subscriber levels are recognized when they occur as estimates of future subscribers are constrained. Revenues from subscriptions to our streaming services are recognized over the period of the subscription.
Other revenues primarily includes revenues from our internet display advertising, as well as revenues from the licensing of our content. Internet display advertising revenues are recognized on a cost-per-impression basis based on the number of times a customer's advertisement is displayed on our websites. Revenues from the licensing of our content are recognized over the license period beginning from delivery or reasonable access to the content.
Our revenue streams involve significant judgment with respect to the discounts and agency commissions we provide to certain customers based on the amount of advertising purchased. Such discounts are based on estimates of the total amount expected to be earned and reduce revenue based on a systematic and rational allocation of the cost of honoring the discounts earned and claimed to each of the underlying revenue transactions that result in progress by the customer towards earning the discount. Due to timing of the information provided by the rating agencies, significant judgment may be necessary to estimate the total volume of GRPs delivered within the contract period.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under legacy guidance. Based on our assessment of the guidance in ASC 606, our method of recognizing revenue did not change. Furthermore, we did not record an adjustment to opening retained earnings as of January 1, 2018 and there was no impact to revenues for the three months ended March 31, 2018.
In August 2016, the FASB issued guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to us, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. We adopted this guidance as of January 1, 2018 which did not impact our net cash flows generated from continuing operating activities in 2017 or 2018.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Recent Accounting Pronouncements Issued
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
In June 2016, the FASB issued new guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted for our fiscal year beginning January 1, 2019. We are in the process of assessing the potential impacts of this guidance.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 283.4 million) (the "Divestment Transaction"), subject to customary working capital adjustments. On March 26, 2018, the Croatian Agency for Electronic Media confirmed the transaction is permissible under Croatian media legislation. We expect the transaction to close subject to obtaining the remaining regulatory approvals from the competition authorities in Croatia and Slovenia as well as the satisfaction of other customary closing conditions. If the transaction is terminated by either party because the transaction has not closed as of June 30, 2018 (extended from March 31, 2018), we would receive a termination fee of EUR 7.0 million (approximately US$ 8.6 million), subject to certain exceptions, including if any requisite regulatory approval has not been obtained as a result of the Purchaser being required to make a specified material divestiture as a condition to such regulatory approval, or if a notification has not been declared complete by a relevant regulatory authority.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
Assets held for sale
Cash and cash equivalents	$6,033	$8,784
Accounts receivable, net	35,364	43,540
Program rights, net	68,210	62,017
Property, plant and equipment, net	22,610	22,870
Other assets	11,264	10,945
Total assets held for sale	$143,481	$148,156

Liabilities held for sale
Accounts payable and accrued liabilities	$28,006	$30,073
Other liabilities	5,355	2,058
Total liabilities held for sale	$33,361	$32,131
Income / (loss) from discontinued operations, net of tax, comprised the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Net revenues	$31,814	$23,270
Cost of revenues	21,277	19,858
Selling, general and administrative expenses	5,052	4,168
Operating income / (loss)	5,485	(756)
Interest expense (1)	(4,207)	(4,762)
Other non-operating income, net	333	93
Income / (loss) from discontinued operations, before tax	1,611	(5,425)
(Provision) / credit for income taxes	(623)	133
Income / (loss) from discontinued operations, net of tax	$988	$(5,292)

(1)
For the three months ended March 31, 2018 and 2017, we paid US$ 0.9 million and US$ 0.8 million, respectively, of interest and Guarantee Fees associated with the 2018 Euro Term Loan and 2019 Euro Term Loan (as defined in Note 5, "Long-term Debt and Other Financing Arrangements"). These payments were allocated to Net cash provided by discontinued operations - operating activities in our Condensed Consolidated Statements of Cash Flows as we are required to apply the expected proceeds from the Divestment Transaction towards the repayment of the remaining principal amounts owing in respect of the 2018 Euro Term Loan as well as to the fees related to the 2019 Euro Term Loan, including Guarantee Fees and the Commitment Fee which we have previously paid in kind pursuant to the Reimbursement Agreement. To the extent excess funds are available thereafter, the remaining proceeds are required to be applied to the principal amounts owing in respect of the 2019 Euro Term Loan.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2018 and December 31, 2017 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$1,155,571
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2017	30,432	550,187	79,277	52,463	712,359
Foreign currency	832	17,321	2,271	1,439	21,863
Balance, March 31, 2018	31,264	567,508	81,548	53,902	734,222
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, March 31, 2018	$175,903	$855,053	$92,576	$53,902	$1,177,434
Other intangible assets:
Changes in the net book value of our other intangible assets as at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$90,422	$—	$90,422	$87,900	$—	$87,900
Amortized:
Broadcast licenses	227,013	(168,926)	58,087	220,194	(161,820)	58,374
Trademarks	433	(433)	—	421	(421)	—
Customer relationships	60,455	(58,849)	1,606	58,771	(56,996)	1,775
Other	1,802	(1,624)	178	1,753	(1,567)	186
Total	$380,125	$(229,832)	$150,293	$369,039	$(220,804)	$148,235
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis over, five years to fifteen years.
5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2018	December 31, 2017
Long-term debt	$1,047,600	$1,079,187
Other credit facilities and capital leases	10,161	9,487
Total long-term debt and other financing arrangements	1,057,761	1,088,674
Less: current maturities	(3,439)	(2,960)
Total non-current long-term debt and other financing arrangements	$1,054,322	$1,085,714
Financing Transactions
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2018 Euro Term Loan on which we recognized a loss on extinguishment of US$ 0.1 million.
On April 25, 2018 we entered into a series of amendments which modify certain terms of our 2019 Euro Term Loan, the 2021 Euro Term Loan, the 2021 Revolving Credit Facility (as defined below) and the Reimbursement Agreement (as defined below) (collectively, the "Financing Transactions"). The Financing Transactions reduce the rates payable under the pricing grid under the Reimbursement Agreement and the 2021 Revolving Credit Facility as well as extend the maturity dates of the 2019 Euro Term Loan, the 2021 Euro Term Loan and the 2021 Revolving Credit Facility. The amount available to us under the 2021 Revolving Credit Facility will increase to US$ 75.0 million. The Financing Transactions are effective on April 26, 2018 (see Note 22, "Subsequent Events").
On April 25, 2018, Time Warner Inc. ("Time Warner") and TW Investor exercised their outstanding warrants to acquire 100,926,996 shares of Class A Common Stock at US$ 1.00 per share. We will use the proceeds from this transaction to repay a substantial portion of the principal amount outstanding of the 2018 Euro Term Loan (see Note 22, "Subsequent Events").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We are required to apply the proceeds from the Divestment Transaction to the repayment of the remaining principal amount of the 2018 Euro Term Loan. Any excess amounts will then be applied to pay fees related to the 2019 Euro Term Loan, including Guarantee Fees and the Commitment Fee which we have previously paid in kind pursuant to the Reimbursement Agreement. To the extent excess funds are available thereafter, the remaining proceeds are required to be applied to the principal amounts owing in respect of the 2019 Euro Term Loan (see Note 3, "Discontinued Operations and Assets Held for Sale").
Overview
Total long-term debt and credit facilities comprised the following at March 31, 2018:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2018 Euro Term Loan	$185,801	$(278)	$185,523
2019 Euro Term Loan	289,956	(325)	289,631
2021 Euro Term Loan	577,608	(5,162)	572,446
2021 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$1,053,365	$(5,765)	$1,047,600

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

Long-term Debt
Our long-term debt comprised the following at March 31, 2018 and December 31, 2017:

	Carrying Amount		Fair Value
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
2018 Euro Term Loan	$185,523	$240,545	$180,486	$236,337
2019 Euro Term Loan	289,631	281,871	276,968	268,858
2021 Euro Term Loan	572,446	556,771	525,017	510,882
	$1,047,600	$1,079,187	$982,471	$1,016,077
The fair values of the Euro Term Loans (as defined below) as at March 31, 2018 and December 31, 2017 were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Term Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Term Loan, and as such are not required to be accounted for separately.
2018 Euro Term Loan
As at March 31, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2018 Euro Term Loan") outstanding was EUR 150.8 million (approximately US$ 185.8 million). The 2018 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements") plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at March 31, 2018, the all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan was 6.0%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2018 Euro Term Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. Pursuant to the amendment entered into on February 5, 2018, the 2018 Euro Term Loan will mature on May 1, 2019 and may be prepaid at our option, in whole or in part, without premium or penalty. The 2018 Euro Term Loan is a senior unsecured obligation of CME Ltd., and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Time Warner and certain of its subsidiaries.
2019 Euro Term Loan
As at March 31, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Term Loan") outstanding was EUR 235.3 million (approximately US$ 290.0 million). The 2019 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at March 31, 2018, the all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan was 6.0%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Euro Term Loan
As at March 31, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Term Loan") outstanding was EUR 468.8 million (approximately US$ 577.6 million). The 2021 Euro Term Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Time Warner. As at March 31, 2018, the all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan was 6.0%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Term Loan is payable quarterly in arrears on each January 7, April 7, July 7 and October 7. The 2021 Euro Term Loan matures on February 19, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty, upon the earlier of the occurrence of certain events, including if our net leverage (as defined in the Reimbursement Agreement) decreases to below five times for two consecutive quarters, or at any time from February 19, 2020. The 2021 Euro Term Loan is a senior unsecured obligation of CME BV, and is unconditionally guaranteed by CME Ltd. and by Time Warner and certain of its subsidiaries.
Reimbursement Agreement and Guarantee Fees
In connection with Time Warner’s guarantees of the 2018 Euro Term Loan, the 2019 Euro Term Loan and 2021 Euro Term Loan (collectively, the "Euro Term Loans"), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Time Warner. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Time Warner as consideration for those guarantees, and the reimbursement to Time Warner of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Time Warner to purchase any amount outstanding under the Euro Term Loans from the lenders following an event of default under the Euro Term Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2021 Revolving Credit Facility (described below).
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

Our consolidated net leverage as at March 31, 2018 and December 31, 2017 was 4.8x and 5.4x, respectively. For the three months ended March 31, 2018 and 2017, we recognized US$ 8.7 million and US$ 13.0 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges	Guarantee Fee Rate	All-in Borrowing Rate
2018 Euro Term Loan	1.50%		0.14%	4.36%	6.00%
2019 Euro Term Loan	1.50%		0.31%	4.19%	6.00%
2021 Euro Term Loan	1.50%		0.28%	4.22%	6.00%
2021 Revolving Credit Facility (1)	9.31%	(2)	—%	—%	9.31%

(1)	As at March 31, 2018, the 2021 Revolving Credit Facility was undrawn.

(2)	Based on the three month LIBOR of 2.31% as at March 31, 2018.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Revolving Credit Facility
We had no balance outstanding under the US$ 50.0 million revolving credit facility (the “2021 Revolving Credit Facility”) as at March 31, 2018.
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
Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Credit facilities (1) – (3)	$—	$—
Capital leases	10,161	9,487
Total credit facilities and capital leases	10,161	9,487
Less: current maturities	(3,439)	(2,960)
Total non-current credit facilities and capital leases	$6,722	$6,527

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2018, we had deposits of US$ 38.1 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2017, we had deposits of US$ 12.4 million in and no drawings on the BMG cash pool.

(2)
As at March 31, 2018 there were no drawings outstanding under a CZK 575.0 million (approximately US$ 27.9 million) factoring framework agreement with Factoring Česka spořitelna ("FCS"), a.s. As at December 31, 2017, approximately CZK 127.2 million (approximately US$ 6.2 million at March 31, 2018 rates) of receivables were factored on a non-recourse basis and derecognized from the condensed consolidated balance sheet. Under this facility, receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
As at March 31, 2018 and December 31, 2017, there were RON 136.1 million (approximately US$ 36.0 million) and RON 99.8 million (approximately US$ 26.4 million), respectively, of receivables factored under a factoring framework agreement with Global Funds IFN S.A. that were derecognized from the condensed consolidated balance sheet. Under this facility, receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At March 31, 2018, the maturity of our long-term debt and credit facilities was as follows:

2018	$—
2019	475,757
2020	—
2021	577,608
2022	—
2023 and thereafter	—
Total long-term debt and credit facilities	1,053,365
Debt issuance costs	(5,765)
Carrying amount of long-term debt and credit facilities	$1,047,600
On April 25, 2018 we entered into amendments which extend the maturity date of the 2019 Euro Term Loan to November 1, 2021, and the maturity date of the 2021 Euro Term Loan and the 2021 Revolving Credit Facility to April 26, 2023. These amendments are effective on April 26, 2018 (see Note 22, "Subsequent Events").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at March 31, 2018:

2018	$2,717
2019	3,229
2020	2,899
2021	1,648
2022	58
2023 and thereafter	—
Total undiscounted payments	10,551
Less: amount representing interest	(390)
Present value of net minimum lease payments	$10,161
6.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Program rights:
Acquired program rights, net of amortization	$163,649	$161,929
Less: current portion of acquired program rights	(76,193)	(69,706)
Total non-current acquired program rights	87,456	92,223
Produced program rights – Feature Films:
Released, net of amortization	930	939
Produced program rights – Television Programs:
Released, net of amortization	57,402	49,888
Completed and not released	7,341	9,987
In production	21,538	28,971
Development and pre-production	394	162
Total produced program rights	87,605	89,947
Total non-current acquired program rights and produced program rights	$175,061	$182,170
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Third-party customers	$150,179	$168,805
Less: allowance for bad debts and credit notes	(10,203)	(9,902)
Total accounts receivable	$139,976	$158,903

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Current:
Prepaid acquired programming	$24,326	$22,579
Other prepaid expenses	7,389	7,616
VAT recoverable	793	650
Income taxes recoverable	180	109
Other	2,121	2,152
Total other current assets	$34,809	$33,106

	March 31, 2018	December 31, 2017
Non-current:
Capitalized debt costs	$12,237	$12,947
Deferred tax	2,922	2,964
Other	618	958
Total other non-current assets	$15,777	$16,869
Capitalized debt costs are being amortized over the term of the 2021 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Land and buildings	$89,490	$86,480
Machinery, fixtures and equipment	205,061	195,682
Other equipment	16,545	16,121
Software	55,862	53,143
Construction in progress	1,816	3,026
Total cost	368,774	354,452
Less: accumulated depreciation	(262,924)	(250,804)
Total net book value	$105,850	$103,648

Assets held under capital leases (included in the above)
Machinery, fixtures and equipment	$16,944	$14,193
Total cost	16,944	14,193
Less: accumulated depreciation	(6,105)	(5,151)
Total net book value	$10,839	$9,042
The movement in the net book value of property, plant and equipment during the three months ended March 31, 2018 and 2017 was comprised of:

	For the Three Months Ended March 31,
	2018	2017
Opening balance	$103,648	$89,080
Additions (1)	6,493	5,133
Disposals	(12)	(77)
Depreciation	(7,366)	(5,959)
Foreign currency movements	3,087	1,156
Ending balance	$105,850	$89,333

(1)	Includes assets acquired under capital leases of US$ 1.9 million and US$ 0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$50,054	$53,408
Related party accounts payable	211	252
Programming liabilities	20,252	16,923
Related party programming liabilities	17,065	20,027
Duties and other taxes payable	10,065	8,769
Accrued staff costs	11,108	18,430
Accrued interest payable	3,243	3,326
Related party accrued interest payable (including Guarantee Fees)	18,518	6,273
Income taxes payable	14,777	14,018
Other accrued liabilities	1,920	2,467
Total accounts payable and accrued liabilities	$147,213	$143,893
11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Current:
Deferred revenue	$29,685	$5,675
Legal provisions	3,066	2,907
Other	571	698
Total other current liabilities	$33,322	$9,280

	March 31, 2018	December 31, 2017
Non-current:
Deferred tax	$20,989	$20,569
Related party commitment fee payable (1)	10,765	10,765
Related party Guarantee Fee payable (Note 5)	58,855	58,855
Other	6,933	5,065
Total other non-current liabilities	$97,542	$95,254

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

During the three months ended March 31, 2018 and 2017, we recognized revenue of US$ 2.5 million and US$ 2.5 million related to our deferred revenue existing at December 31, 2017 and 2016, respectively. The increase in our deferred revenues for the three months ended March 31, 2018 is primarily the result of cash payments received from customers in advance of satisfying our performance obligations.
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
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the Euro Term Loans. These interest rate swaps provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets as other current and other non-current liabilities based on their maturity.
A portion of the instrument maturing on November 1, 2019 and the entire instrument maturing on February 21, 2021 are designated as cash flow hedges. The effective portion of the changes in the fair value of these instruments is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss. For the three months ended March 31, 2018 and 2017, we did not recognize any charges related to hedge ineffectiveness. The instrument maturing November 1, 2018 is not designated as a cash flow hedge. All changes in fair value are recorded in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Description	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at March 31, 2018
April 5, 2016	5	Interest rate swap	EUR	468,800	February 21, 2021	Interest rate hedge underlying 2021 Euro Term Loan	$(2,101)
April 5, 2016	4	Interest rate swap	EUR	150,800	November 1, 2018	Interest rate hedge underlying 2018 Euro Term Loan	$(160)
November 10, 2015	3	Interest rate swap	EUR	235,335	November 1, 2019	Interest rate hedge underlying 2019 Euro Term Loan	$(1,403)
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
In February 2018, we settled in part the interest rate swaps underlying the 2018 Euro Term Loan to align with the EUR 50.0 million reduction of the principal balance of that loan following the repayment on February 6, 2018 (see Note 5, "Long-term Debt and Other Financing Arrangements"). Changes in the fair value of the settled portion of these interest rate swaps is recognized within other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss.
The expected proceeds from the Divestment Transaction will be used to satisfy amounts owing in respect of the 2018 Euro Term Loan and a portion of the 2019 Euro Term Loan (see Note 5, "Long-term Debt and Other Financing Arrangements"). The anticipated reduction of principal amounts owing in respect of the 2019 Euro Term Loan will reduce future interest payments that the interest rate swap maturing on November 1, 2019 is designed to hedge. To maintain the effectiveness of the interest rate swap, we have dedesignated a portion to align the notional amount of the instrument with the 2019 Euro Term Loan principal we expect to remain after the application of Divestment Transaction proceeds. For the portion dedesignated, all related fair value adjustments, including those previously recognized in accumulated other comprehensive income / loss, are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 14, "Equity").
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at March 31, 2018, we had no forward foreign exchange contracts outstanding.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Gain on currency swaps	$—	$368
Loss on interest rate swaps	(228)	—
Change in fair value of derivatives	$(228)	$368

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at March 31, 2018 and December 31, 2017. As at March 31, 2018 and December 31, 2017, the carrying value of the Series B Preferred Shares was US$ 267.0 million and US$ 264.6 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"). As of March 31, 2018, the 200,000 shares of Series B preferred stock were convertible into approximately 110.2 million shares of Class A common stock.
The initial stated value of the Series B Preferred Shares of US$ 1,000 per share accretes at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 to June 24, 2018. We have the right to pay cash to the holder in lieu of any further accretion. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2018, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
We concluded that the Series B Preferred Shares were not considered a liability and that the embedded conversion feature in the Series B Preferred Shares was clearly and closely related to the host contract and therefore did not need to be bifurcated. The Series B Preferred Shares are required to be classified outside of permanent equity because such shares can be redeemed for cash in certain circumstances. The Series B Preferred Shares are carried on the balance sheet at redemption value. As the Series B Preferred Shares are redeemable, we have accreted changes in the redemption value since issuance. For the three months ended March 31, 2018 and 2017, we recognized accretion on the Series B Preferred Shares of US$ 2.4 million and US$ 2.4 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2018 and December 31, 2017.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2018 and December 31, 2017. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2018 and December 31, 2017 (see Note 13, "Convertible Redeemable Preferred Shares"). As of March 31, 2018, the 200,000 Series B Preferred Shares were convertible into approximately 110.2 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2018 and December 31, 2017. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 148.2 million and 145.5 million shares of Class A common stock outstanding at March 31, 2018 and December 31, 2017, respectively, and no shares of Class B common stock outstanding at March 31, 2018 or December 31, 2017.
As at March 31, 2018, TW Investor owns 41.4% of the outstanding shares of Class A common stock and has a 45.5% voting interest in the Company due to its ownership of the Series A Preferred Share.
On April 25, 2018, Time Warner and TW Investor exercised their warrants to acquire 100,926,996 shares of Class A Common Stock at US$ 1.00 per share (see Note 22, "Subsequent Events").
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant may be exercised until May 2, 2018 and entitles the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the three months ended March 31, 2018, 2,280,936 warrants were exercised resulting in net proceeds to us of approximately US$ 2.3 million. As at March 31, 2018, 103,573,640 warrants remained outstanding. Time Warner and TW Investor collectively held 100,926,996 of these warrants, all of which were exercised on April 25, 2018 (see Note 22, "Subsequent Events"). The warrants are classified in additional paid-in capital, a component of equity, and are not subject to subsequent revaluation.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three months ended March 31, 2018 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2017	$(184,256)	$(3,182)	$(187,438)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany loans (1)	1,531	—	1,531
Foreign exchange gain on the Series B Preferred Shares	7,151	—	7,151
Currency translation adjustment	3,311	—	3,311
Change in the fair value of hedging instruments	—	(731)	(731)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	621	621
Changes in fair value reclassified to other non-operating income, net (2)	—	301	301
Net other comprehensive income	11,993	191	12,184
BALANCE March 31, 2018	$(172,263)	$(2,991)	$(175,254)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)
We expect to repay a portion of the 2019 Euro Term Loan with the expected proceeds from the Divestment Transaction (see Note 5, "Long-term Debt and Other Financing Arrangements"). This anticipated reduction of principal amounts owing in respect of the 2019 Euro Term Loan will reduce future interest payments that the interest rate swap maturing on November 1, 2019 is designed to hedge. To maintain the effectiveness of the interest rate swap, we have dedesignated a portion to align the notional amount of the instrument with the 2019 Euro Term Loan principal we expect to remain after the application of Divestment Transaction proceeds. For the dedesignated portion, all changes in fair value and those previously recognized in accumulated other comprehensive income / loss are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 12, "Financial Instruments and Fair Value Measurements").

15.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Interest on long-term debt and other financing arrangements	$13,455	$17,629
Amortization of capitalized debt issuance costs	1,557	1,364
Total interest expense	$15,012	$18,993
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 4.2 million and US$ 4.1 million during the three months ended March 31, 2018 and 2017, respectively. Interest expense related to the 2018 Euro Term Loan and 2019 Euro Term Loan has been allocated to results from discontinued operations relative to the proportion of those principal balances expected to be repaid from the proceeds of the Divestment Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale").
16.    OTHER NON-OPERATING INCOME / EXPENSE
Other non-operating income / expense comprised the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Interest income	$142	$77
Foreign currency exchange gain, net	4,266	1,612
Change in fair value of derivatives (Note 12)	(228)	368
Other (expense) / income, net	(23)	175
Total other non-operating income	$4,157	$2,232

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
The charge for stock-based compensation in our condensed consolidated statement of operations and comprehensive income / loss was as follows:

	For the Three Months Ended March 31,
	2018	2017
Stock-based compensation expense from continuing operations	$1,074	$767
Stock-based compensation expense from discontinued operations	38	29
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the three months ended March 31, 2018. The summary of stock options outstanding as at March 31, 2018 and December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Outstanding at March 31, 2018	2,011,392	2.32	7.33	3,772
Vested and expected to vest	2,011,392	2.32	7.33	3,772
Exercisable at March 31, 2018	1,005,696	$2.32	7.33	$1,886
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At March 31, 2018, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of March 31, 2018 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2018. This amount changes based on the fair value of our Class A common stock. As at March 31, 2018, there was US$ 1.0 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.3 years.
There were no options granted during the quarter ended March 31, 2018.
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
The following table summarizes information about unvested RSU and PRSU as at March 31, 2018:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,694,063	$3.07
Granted	759,120	4.40
Vested	(601,697)	2.83
Unvested at March 31, 2018	2,851,486	$3.47
As at March 31, 2018 and December 31, 2017, there were 479,406 and 719,109, respectively, of unvested RSUs with performance conditions. No RSUs with performance conditions were granted or forfeited during the three months ended March 31, 2018. As at March 31, 2018, the intrinsic value of unvested RSUs was US$ 12.0 million. Total unrecognized compensation cost related to unvested RSUs as at March 31, 2018 was US$ 7.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2018	2017
Income / (loss) from continuing operations	$6,084	$(5,982)
Net loss attributable to noncontrolling interests	178	209
Less: preferred share accretion paid in kind (Note 13)	(2,447)	(2,357)
Less: income allocated to Series B Preferred Shares	(1,563)	—
Income / (loss) from continuing operations available to common shareholders, net of noncontrolling interest	2,252	(8,130)
Income / (loss) from discontinued operations, net of tax (Note 3)	988	(5,292)
Net income / (loss) attributable to CME Ltd. available to common shareholders — basic	3,240	(13,422)

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	65	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — diluted	$3,305	$(13,422)

Weighted average outstanding shares of common stock — basic (1)	158,039	154,795
Dilutive effect of common stock warrants, employee stock options and RSUs	83,866	—
Weighted average outstanding shares of common stock — diluted	241,905	154,795

Net income / (loss) per share:
Continuing operations — basic	$0.01	$(0.05)
Continuing operations — diluted	0.01	(0.05)
Discontinued operations — basic	0.01	(0.04)
Discontinued operations — diluted	0.00	(0.04)
Net income / (loss) attributable to CME Ltd. — basic	0.02	(0.09)
Net income / (loss) attributable to CME Ltd. — diluted	0.01	(0.09)

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

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
Employee stock options	—	2,011
RSUs	903	1,176
Series B Preferred Shares	—	105,658
Total	903	108,845
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
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. From January 1, 2018, stock-based compensation and certain operating costs incurred on behalf of our segments at the corporate level have been allocated to our segments for purposes of evaluating their performance. Prior period information has been recast to conform to the current period presentation.
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2018 and 2017 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at March 31, 2018 and December 31, 2017 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2018	2017
Bulgaria	$19,433	$15,305
Czech Republic	51,534	39,474
Romania	45,961	38,944
Slovak Republic	22,953	18,340
Intersegment revenues (1)	(699)	(331)
Total net revenues	$139,182	$111,732

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended March 31,
	2018	2017
Bulgaria	$2,981	$1,258
Czech Republic	15,370	10,747
Romania	18,893	14,460
Slovak Republic	1,103	748
Elimination	12	(8)
Total operating segments	38,359	27,205
Corporate	(7,692)	(6,113)
Total OIBDA	30,667	21,092
Depreciation of property, plant and equipment	(7,366)	(5,959)
Amortization of broadcast licenses and other intangibles	(2,356)	(2,109)
Operating income	20,945	13,024
Interest expense (Note 15)	(15,012)	(18,993)
Loss on extinguishment of debt (Note 5)	(109)	—
Other non-operating income, net (Note 16)	4,157	2,232
Income / (loss) before tax	$9,981	$(3,737)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total assets: (1)	March 31, 2018	December 31, 2017
Bulgaria	$150,696	$155,885
Czech Republic	841,942	842,716
Romania	303,362	307,286
Slovak Republic	159,121	149,866
Total operating segments	1,455,121	1,455,753
Corporate	51,324	24,146
Assets held for sale	143,481	148,156
Total assets	$1,649,926	$1,628,055

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended March 31,
	2018	2017
Bulgaria	$451	$133
Czech Republic	2,507	3,198
Romania	576	1,709
Slovak Republic	411	465
Total operating segments	3,945	5,505
Corporate	153	529
Total capital expenditures	$4,098	$6,034

Long-lived assets: (1)	March 31, 2018	December 31, 2017
Bulgaria	$8,930	$7,863
Czech Republic	45,213	46,146
Romania	29,723	28,515
Slovak Republic	18,606	17,450
Total operating segments	102,472	99,974
Corporate	3,378	3,674
Total long-lived assets	$105,850	$103,648

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following at March 31, 2018 and December 31, 2017:

Consolidated revenue by type:	For the Three Months Ended March 31,
	2018	2017
Television advertising	$111,796	$89,053
Carriage fees and subscriptions	23,297	18,886
Other	4,089	3,793
Total net revenues	$139,182	$111,732
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2018, we had total commitments of US$ 87.8 million (December 31, 2017: US$ 99.1 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of any sublease income) and other commitments as follows:

	Programming purchase obligations	Other commitments (1)	Operating leases	Capital expenditures
2018	$24,663	$13,232	$2,264	$1,411
2019	24,536	12,049	848	218
2020	18,530	2,224	443	—
2021	12,984	148	365	—
2022	3,312	125	356	—
2023 and thereafter	3,773	42	1,782	—
Total	$87,798	$27,820	$6,058	$1,629

(1)	Other commitments are primarily comprised of digital transmission commitments.
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. Two of the notes allegedly matured in 2015 and the other two in 2016. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million and accrue interest from their purported maturity dates.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. The judge who was assigned the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) terminated proceedings in January 2017 because the plaintiff failed to pay court fees. The plaintiff refiled this claim in June 2017; the judge who was assigned the refiled claim terminated proceedings in September after the plaintiff again failed to pay court fees. In responses to the claims in respect of the other three promissory notes that were filed in August 2017 and in his testimony, Mr. Rusko asserted that he signed the three notes in June 2000. We do not believe that the notes were signed in June 2000 or that any of the notes are authentic. Although proceedings have commenced in respect of all three notes, the number of hearings that may be held in respect of any of the notes and over what time period is unknown. We are vigorously defending the claims.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with Time Warner, which is represented on our Board of Directors and holds a 45.5% voting interest in CME Ltd. as at March 31, 2018, as material related party transactions.
Time Warner

	For the Three Months Ended March 31,
	2018	2017
Cost of revenues	$5,318	$3,476
Interest expense	10,473	14,375

	March 31, 2018	December 31, 2017
Programming liabilities	$17,065	$20,027
Other accounts payable and accrued liabilities	211	252
Accrued interest payable (1)	18,518	6,273
Other non-current liabilities (2)	69,620	69,620

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we have made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".
22.    SUBSEQUENT EVENTS
Exercise of warrants by Time Warner
On April 25, 2018, Time Warner and TW Investor exercised their outstanding warrants to acquire 100,926,996 shares of Class A Common Stock at US$ 1.00 per share. We will use the proceeds from this transaction to repay a substantial portion of the principal amount outstanding of the 2018 Euro Term Loan (see Note 5, "Long-term Debt and Other Financing Arrangements").
In connection with the exercise of warrants to acquire 100,926,996 shares of Class A Common Stock, Time Warner and TW Investor issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote these shares on all matters at general meetings of the Company other than a change of control. In accordance with the standing proxies, such shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such shares (see Part II, Item 5, Other Information).
Amendments to our debt obligations
On April 25, 2018, we entered into the Financing Transactions which modify certain terms of the 2019 Euro Term Loan, the 2021 Euro Term Loan, the 2021 Revolving Credit Facility and the Reimbursement Agreement. Pursuant to the Financing Transactions, the following information is effective from April 26, 2018:
2018 Euro Term Loan
The all-in borrowing rate on amounts outstanding under the 2018 Euro Term Loan will be 3.75% from May 2018, under the amended pricing grid, following the improvement in our net leverage ratio (as defined in the Reimbursement Agreement).
2019 Euro Term Loan
Pursuant to the Financing Transactions, the maturity date of the 2019 Euro Term Loan has been extended to November 1, 2021. The all-in borrowing rate on amounts outstanding under the 2019 Euro Term Loan will be 3.75% from May 2018, under the amended pricing grid, following the improvement in our net leverage ratio (as defined in the Reimbursement Agreement).
2021 Euro Term Loan
Pursuant to the Financing Transactions, the maturity date of the 2021 Euro Term Loan has been extended to April 26, 2023. The all-in borrowing rate on amounts outstanding under the 2021 Euro Term Loan will be 4.25% from May 2018, under the amended pricing grid, following the improvement in our net leverage ratio (as defined in the Reimbursement Agreement).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Revolving Credit Facility
Pursuant to the Financing Transactions, the amount available to us under the 2021 Revolving Credit Facility will increase to US$ 75.0 million and the maturity date has been extended to April 26, 2023. The 2021 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternate base rate ("ABR Loans" as defined in the 2021 Revolving Credit Facility Agreement) plus the spread applicable to ABR Loans based on our consolidated net leverage or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus the spread applicable to the Eurodollar Loans (as defined in the 2021 Revolving Credit Facility Agreement) based on our consolidated net leverage, with all amounts payable in cash. Pursuant to the Financing Transactions, the following spreads are applicable:

Consolidated Net Leverage				Alternate Base Rate Loans	Eurodollar Loans
≥	7.0x			5.25%	6.25%
<	7.0x	-	6.0x	4.25%	5.25%
<	6.0x	-	5.0x	3.50%	4.50%
<	5.0x	-	4.0x	3.00%	4.00%
<	4.0x	-	3.0x	2.50%	3.50%
<	3.0x			2.25%	3.25%
Hedging Activities
We will enter into interest-rate swaps corresponding to the outstanding principal amounts and maturity dates of the 2019 Euro Term Loan and the 2021 Euro Term Loan to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of these loans.
Guarantee Fees
Guarantee Fees paid to Time Warner are based on the amounts outstanding on each of the Euro Term Loans calculated on a per annum basis and on our consolidated net leverage (as defined in the Reimbursement Agreement) as shown in the table below:

Consolidated Net Leverage				2018 Euro Term Loan	2019 Euro Term Loan	2021 Euro Term Loan
≥	7.0x			6.00%	6.00%	6.50%
<	7.0x	-	6.0x	5.00%	5.00%	5.50%
<	6.0x	-	5.0x	4.25%	4.25%	4.75%
<	5.0x	-	4.0x	3.75%	3.75%	4.25%
<	4.0x	-	3.0x	3.25%	3.25%	3.75%
<	3.0x			3.25%	3.25%	3.50%
The all-in rate remains subject to a further reduction of up to 50 basis points if CME’s total debt is reduced below EUR 815.0 million on or prior to September 30, 2018, subject to certain adjustments in respect of specified debt repayments, such that the Guarantee Fee cannot be less than 3.0%. Pursuant to the Financing Transactions, the Guarantee Fees must be paid in cash.
Covenants
Pursuant to the Financing Transactions, the number of maintenance covenants has been reduced and certain other covenants are less restrictive below specified total leverage thresholds.
Legal Proceedings
On April 26, 2018, the court of first instance in Bratislava ruled in favor of the claimant in respect of one promissory note having a face value of EUR 8.3 million (see Part II, Item I, "Legal Proceedings"). We plan to appeal this decision.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•
"2018 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due May 1, 2019, guaranteed by Time Warner, dated as of November 14, 2014, as amended on March 9, 2015, February 19, 2016, June 22, 2017, and February 5, 2018;

•
"2019 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due November 1, 2021, guaranteed by Time Warner, dated as of September 30, 2015, as amended on February 19, 2016, June 22, 2017 and April 25, 2018;

•
"2021 Euro Term Loan" refers to our floating rate senior unsecured term credit facility due April 26, 2023, entered into by CME BV (as defined below), guaranteed by Time Warner and CME Ltd., dated as of February 19, 2016, as amended on June 22, 2017 and April 25, 2018;

•	"Euro Term Loans" refers collectively to the 2018 Euro Term Loan, 2019 Euro Term Loan and 2021 Euro Term Loan;

•
"2021 Revolving Credit Facility" refers to our second amended and restated revolving credit facility due April 26, 2023, dated as of May 2, 2014, as amended and restated as of February 19, 2016, and as further amended and restated on April 25, 2018;

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l., as amended on April 10, 2018, for the sale of our Croatia and Slovenia operations (see Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" for further information);

•	"Guarantee Fees" refers to amounts accrued and payable to Time Warner as consideration for Time Warner's guarantees of the Euro Term Loans;

•
"Reimbursement Agreement" refers to our second amended and restated reimbursement agreement with Time Warner which provides that we will reimburse Time Warner for any amounts paid by them under any guarantee or through any loan purchase right exercised by Time Warner, dated as of November 14, 2014, amended and restated on February 19, 2016, and as further amended and restated on April 25, 2018;

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•	"Time Warner" refers to Time Warner Inc.; and

•	"TW Investor" refers to Time Warner Media Holdings B.V.
The exchange rates used in this report are as at March 31, 2018, unless otherwise indicated.
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
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets and impairments of assets and certain unusual or infrequent items that are not considered by our co-Chief Executive Officers when evaluating our performance. From January 1, 2018, stock-based compensation and certain operating costs incurred on behalf of our segments at the corporate level have been allocated to our segments for purposes of evaluating their performance. Prior period information has been recast to conform to the current period presentation. Our key performance measure of the efficiency of our consolidated operations and our segments is OIBDA margin. We define OIBDA margin as the ratio of OIBDA to net revenues.
Following a repricing of our Guarantee Fees in March 2017 and April 2018, the proportion of interest and related Guarantee Fees on our outstanding indebtedness that must be paid in cash has increased. In addition to this obligation to pay more Guarantee Fees in cash, we expect to use cash generated by the business to pay certain Guarantee Fees that were previously paid in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 19, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to a US GAAP financial measure, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2018 and 2017.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Net revenues	$139,182	$111,732	24.6%	6.8%
Operating income	20,945	13,024	60.8%	43.3%
Operating margin	15.0%	11.7%	3.3 p.p.	3.8 p.p.
OIBDA	$30,667	$21,092	45.4%	26.4%
OIBDA margin	22.0%	18.9%	3.1 p.p.	3.4 p.p.
Our consolidated net revenues increased in the three months ended March 31, 2018 compared to the corresponding period in 2017 due to growth in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending in the markets of the countries in which we operate grew an estimated 9% overall at constant rates in the first three months of 2018 compared to 2017. Our television advertising revenues grew 26% at actual rates and 7% at constant rates during the same period due to higher levels of advertising spending in all countries. Carriage fees and subscription revenues increased 23% at actual rates and 8% at constant rates in the three months ended March 31, 2018 compared to the corresponding period in 2017 due to growth in the number of subscribers as well as higher prices.
Costs charged in arriving at OIBDA increased 20% at actual rates and 2% at constant rates in the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to a 2% increase in content costs at constant rates, as we invested more in popular local content.

Index

Since the growth in revenue outpaced the increase in costs, our OIBDA margin increased in the three months ended March 31, 2018. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect revenues to grow at a faster pace than costs in 2018 and for the next few years, leading to continued OIBDA margin expansion year on year, although trends may vary from quarter to quarter. The improvement in our operations during the twelve month period ended March 31, 2018 reduced our net leverage ratio to 4.8x at the end of the quarter.
The launch of the spring season was completed in the first quarter, and we have maintained our leading audience share in all countries. In the Slovak Republic, we regained audience share and generated higher ratings compared to last year, when our reach was initially lower as our channels were distributed exclusively on cable, satellite and IPTV platforms in the country from January 2017. We continue to leverage popular content we produce for our prime time schedules, and supplement that with both foreign and locally acquired content to ensure we continue to attract the largest audience in each of our countries in the most profitable manner.
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2018 Euro Term Loan from November 1, 2018 to May 1, 2019.
On April 25, 2018, we entered into a series of amendments which modify certain terms of the 2019 Euro Term Loan, the 2021 Euro Term Loan, the 2021 Revolving Credit Facility and the Reimbursement Agreement (collectively, the "Financing Transactions"). The Financing Transactions reduce the rates payable under the pricing grid under the Reimbursement Agreement as well as extend the maturity dates of the 2019 Euro Term Loan, the 2021 Euro Term Loan and the 2021 Revolving Credit Facility. The Financing Transactions are effective on April 26, 2018 (see Note 22, "Subsequent Events"). With the new pricing grids applicable to the Euro Term Loans, and based on our net leverage ratio of less than 5x at the end of the first quarter, our weighted average cost of borrowing will decline almost 200 basis points to nearly 4.0% from May 2018.
On April 25, 2018, Time Warner exercised 100,926,996 warrants and we will apply the proceeds of US$ 100.9 million, along with excess cash on hand, to repay EUR 110.0 million (approximately US$ 135.5 million) of the outstanding principal balance of the 2018 Euro Term Loan. If such repayment had occurred by March 31, 2018, CME's net leverage ratio would have decreased from 4.8x to 4.3x as a result.
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017, we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l., a subsidiary of United Group B.V., subject to obtaining regulatory approvals and other customary closing conditions. On March 26, 2018 the Croatian Agency for Electronic Media confirmed the transaction is permissible under Croatian media legislation. We expect the transaction to close during the second quarter of 2018, subject to obtaining the remaining regulatory approvals from the competition authorities in Croatia and Slovenia as well as other customary closing conditions being satisfied.
Total cash consideration for the transaction is EUR 230.0 million (approximately US$ 283.4 million), subject to customary working capital adjustments. Upon closing, the proceeds will be used to repay the remaining balance of the 2018 Euro Term Loan in full, and we plan to use the remaining proceeds to repay the fees related to the 2019 Euro Term Loan, including Guarantee Fees and the Commitment Fee. To the extent excess funds are available thereafter, we will use such funds to repay a portion of the 2019 Euro Term Loan. Following the Financing Transactions, upon repayment of debt following the closing of the Divestment Transaction, together with the repayment of debt using proceeds from warrant exercises, we expect our average borrowing cost on our senior debt would decrease to approximately 3.2%. If all such repayments had occurred by March 31, 2018, CME's net leverage ratio would have decreased from 4.8x to 3.5x as a result.
Free Cash Flow and Unlevered Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2018	2017	Movement
Net cash generated from continuing operating activities	$66,525	$50,420	31.9%
Capital expenditures, net	(4,085)	(5,933)	31.1%
Free cash flow	62,440	44,487	40.4%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	4,232	4,133	2.4%
Unlevered free cash flow	$66,672	$48,620	37.1%

(US$ 000's)	March 31, 2018	December 31, 2017	Movement
Cash and cash equivalents	$74,264	$54,903	35.3%
Our unlevered free cash flow increased during the first three months of 2018 compared to the same period in 2017 reflecting higher collection of cash from receivables generated during the significant improvement in fourth quarter performance in 2017 when compared to 2016, as well as increased prepayments from customers and lower capital expenditures.
In February 2018 we repaid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the principal outstanding on the 2018 Euro Term Loan.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.9%	4.1%	10.3%
Czech Republic	4.3%	4.3%	6.3%
Romania*	5.6%	6.1%	10.6%
Slovak Republic	3.9%	3.8%	11.6%
Total CME Ltd. Markets	4.6%	4.8%	9.0%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first three months of 2018, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Analysts forecast this trend to persist for the duration of 2018, which would make four consecutive years that growth in these territories outpaces more developed markets. Higher average wages in Romania continues to support significant growth in private consumption, and unemployment remains at historically low rates in Bulgaria and the Czech and Slovak Republics. We believe the growth in real private consumption forecast for 2018 will support overall growth in the television advertising markets across the four countries where we continue to operate.
We estimate that the TV advertising markets in the countries in which we operate increased by 9% on average at constant rates in the three months ended March 31, 2018 compared to the same period in 2017. In Bulgaria, we estimate the market grew due to selling more of the gross ratings points ("GRPs") produced, which was partially offset by lower average market prices. In the Czech Republic, estimated market growth was driven primarily by selling more GRPs, as advertisers brought forward some spending to earlier in the year, including more advertising around the Olympics and the earlier timing of the Easter holiday. In Romania, the market grew due to higher average prices, as well as more GRPs sold related to a new prime-time format on a competing channel. While the economy there continues to expand rapidly, we do not expect this level of growth in spending on advertising for the full year. In the Slovak Republic, the market growth resulted from higher average prices as well as more GRPs sold, which included government spending around completed infrastructure projects. If spending by the public sector is excluded, we estimate the market grew by 4%. We also regained audience share and generated higher ratings compared to last year, when our reach was lower because our channels were distributed exclusively on cable, satellite and IPTV platforms in the country from January 2017.
Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Bulgaria	$19,433	$15,305	27.0%	10.2%
Czech Republic	51,534	39,474	30.6%	6.5%
Romania	45,961	38,944	18.0%	5.4%
Slovak Republic	22,953	18,340	25.2%	8.6%
Intersegment revenues	(699)	(331)	NM (1)	NM (1)
Total net revenues	$139,182	$111,732	24.6%	6.8%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Bulgaria	$2,981	$1,258	137.0%	105.4%
Czech Republic	15,370	10,747	43.0%	16.6%
Romania	18,893	14,460	30.7%	16.7%
Slovak Republic	1,103	748	47.5%	27.2%
Eliminations	12	(8)	NM (1)	NM (1)
Total operating segments	38,359	27,205	41.0%	21.3%
Corporate	(7,692)	(6,113)	(25.8)%	(4.4)%
Consolidated OIBDA	$30,667	$21,092	45.4%	26.4%
(1)    Number is not meaningful.

Index

Bulgaria

	Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Television advertising	$13,132	$9,769	34.4%	16.6%
Carriage fees and subscriptions	5,307	4,673	13.6%	(1.4)%
Other	994	863	15.2%	0.0%
Net revenues	19,433	15,305	27.0%	10.2%
Costs charged in arriving at OIBDA	16,452	14,047	17.1%	1.6%
OIBDA	$2,981	$1,258	137.0%	105.4%

OIBDA margin	15.3%	8.2%	7.1 p.p.	7.1 p.p.
The television advertising market in Bulgaria increased an estimated 10% at constant rates in the three months ended March 31, 2018 compared to the same period in 2017.
Our television advertising revenues increased significantly at constant rates in the first quarter of 2018 compared to the same period in 2017 primarily due to an increase in the volume of GRPs sold. This was driven by strong demand for advertising on television, as well as an earlier start to some campaigns on our channels compared to the timing of bookings last year. There was also an increase in average prices.
On a constant currency basis, costs charged in arriving at OIBDA increased in the first quarter of 2018 compared to the same period of 2017 due to an increase in content costs resulting primarily from the launch of a new telenovela on our main channel in the access-prime time slot. This was partially offset by lower personnel costs and professional fees.

Czech Republic

	Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Television advertising	$45,394	$35,107	29.3%	5.5%
Carriage fees and subscriptions	3,920	2,639	48.5%	21.2%
Other	2,220	1,728	28.5%	4.8%
Net revenues	51,534	39,474	30.6%	6.5%
Costs charged in arriving at OIBDA	36,164	28,727	25.9%	2.7%
OIBDA	$15,370	$10,747	43.0%	16.6%

OIBDA margin	29.8%	27.2%	2.6 p.p.	2.6 p.p.
The television advertising market in the Czech Republic increased an estimated 6% at constant rates in the three months ended March 31, 2018 compared to the same period in 2017.
Television advertising revenues increased at constant rates in the first quarter of 2018 compared to the same period in 2017 primarily due to an increase in the volume of GRPs sold, as advertisers brought forward some spending to earlier in the year to take advantage of lower seasonality coefficients, as well as more advertising around the Olympics and the earlier timing of the Easter holiday. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the number of subscribers as well as new contracts with higher prices.
Costs charged in arriving at OIBDA increased on a constant currency basis in the first quarter of 2018 compared to the same period in 2017 due to an increase in the number of episodes of fiction productions this year compared to the schedule in 2017. This was partially offset by less entertainment programming as well as lower marketing expenses, following the rebranding of our niche channels in the first quarter of 2017.

Index

Romania

	Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Television advertising	$33,430	$28,124	18.9%	6.1%
Carriage fees and subscriptions	11,827	10,063	17.5%	5.0%
Other	704	757	(7.0)%	(17.1)%
Net revenues	45,961	38,944	18.0%	5.4%
Costs charged in arriving at OIBDA	27,068	24,484	10.6%	(1.3)%
OIBDA	$18,893	$14,460	30.7%	16.7%

OIBDA margin	41.1%	37.1%	4.0 p.p.	4.0 p.p.
The television advertising market in Romania increased an estimated 11% at constant rates in the three months ended March 31, 2018 compared to the same period in 2017.
Our television advertising revenues increased at constant rates in the first quarter of 2018 compared to the same period last year due to higher average prices. While the economy continues to expand rapidly, we don't expect this level of television advertising market growth for the full year. In addition to that, we have seen some spending shift to the lower priced competition since they have more inventory to sell. Carriage fees and subscription revenues grew on a constant currency basis during the quarter primarily due to an increase in the number of subscribers.
Costs charged in arriving at OIBDA decreased at constant rates during the first quarter of 2018 primarily due to lower production costs for locally produced formats this year when compared to the schedule in 2017, as well as savings on foreign acquired programming.

Slovak Republic

	Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Television advertising	$19,840	$16,053	23.6%	7.5%
Carriage fees and subscriptions	2,243	1,511	48.4%	28.8%
Other	870	776	12.1%	(7.1)%
Net revenues	22,953	18,340	25.2%	8.6%
Costs charged in arriving at OIBDA	21,850	17,592	24.2%	7.8%
OIBDA	$1,103	$748	47.5%	27.2%

OIBDA margin	4.8%	4.1%	0.7 p.p.	0.7 p.p.
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 12% at constant rates in the three months ended March 31, 2018 compared to the same period in 2017.
Our television advertising revenues increased on a constant currency basis in the first quarter of 2018 compared to the same period in 2017 from selling more GRPs as we had more inventory than the prior year. This included government spending around completed infrastructure projects and if spending by the public sector is excluded, we estimate the market grew by 4% and our revenues increased 5%. We also regained audience share and generated higher ratings compared to last year, when our reach was initially lower because our channels were distributed exclusively on cable, satellite and IPTV platforms in the country from January 2017. The change in the way our channels are distributed also resulted in a significant increase in carriage fees and subscriptions revenue from higher prices due to certain contracts signed during the course of 2017.
On a constant currency basis, costs charged in arriving at OIBDA increased during the first quarter due to an increase in spending on content, as there were higher costs associated with a new series launched this year in the access-prime time slot and higher legal fees, which were partially offset by savings on foreign acquired content.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$111,796	$89,053	25.5%	7.2%
Carriage fees and subscriptions	23,297	18,886	23.4%	7.8%
Other revenue	4,089	3,793	7.8%	(9.1)%
Net Revenues	139,182	111,732	24.6%	6.8%
Operating expenses:
Content costs	69,806	58,645	19.0%	2.3%
Other operating costs	12,687	11,255	12.7%	(4.5)%
Depreciation of property, plant and equipment	7,366	5,959	23.6%	4.3%
Amortization of broadcast licenses and other intangibles	2,356	2,109	11.7%	(8.5)%
Cost of revenues	92,215	77,968	18.3%	1.1%
Selling, general and administrative expenses	26,022	20,740	25.5%	5.9%
Operating income	$20,945	$13,024	60.8%	43.3%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 9% at constant rates in the three months ended March 31, 2018 as compared to the same period in 2017, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues grew approximately 8% at constant rates during the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to higher subscriber counts and increased rates. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues includes primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased at constant rates during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to a lower volume of production services in the Slovak Republic.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the inclusion of more hours of local productions in our broadcast schedules.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased at constant rates during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to reductions in transmission costs as well as payroll and related cost savings in the Slovak Republic and Bulgaria, which were partially offset by increases to amounts paid for authors' rights in Romania.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to depreciation on machinery and equipment placed in service during 2017.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased at constant rates during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to certain intangibles in the Czech Republic becoming fully amortized in 2017.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased legal fees in the Slovak Republic and the impact of the reversal of bad debt charges in Bulgaria and Romania during the first quarter of 2017, partially offset by decreased advertising expense in the Czech Republic due to the rebranding of our niche channels in the first quarter of 2017. Corporate costs also increased during the three months ended March 31, 2018 as compared to the same period in 2017 but are expected to be broadly in line on a full year basis.
Operating income: Operating income during the three months ended March 31, 2018 increased compared to the same period in 2017 primarily due to increases in television advertising and carriage fee revenues, which outpaced the increases in content costs, as well as reductions in other operating costs. Our operating margin, which is determined as operating income / loss divided by net revenues, was 15.0% for the three months ended March 31, 2018 compared to 11.7% for the three months ended March 31, 2017.

Index

Other income / expense:

	For the Three Months Ended March 31, (US$ 000's)
	2018	2017	% Act
Interest expense	$(15,012)	$(18,993)	21.0%
Loss on extinguishment of debt	(109)	—	NM (1)
Non-operating income / (expense):
Interest income	142	77	84.4%
Foreign currency exchange gain, net	4,266	1,612	164.6%
Change in fair value of derivatives	(228)	368	NM (1)
Other (expense) / income, net	(23)	175	NM (1)
Provision for income taxes	(3,897)	(2,245)	(73.6)%
Income / (loss) from discontinued operations, net of tax	988	(5,292)	NM (1)
Net loss attributable to noncontrolling interests	178	209	(14.8)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three months ended March 31, 2018 decreased compared to the three months ended March 31, 2017 primarily due to reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Loss on extinguishment of debt: During the three months ended March 31, 2018, we recognized a loss on extinguishment of debt related to our repayment of EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the 2018 Euro Term Loan.
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
During the three months ended March 31, 2018, we recognized a net gain of US$ 4.3 million comprised of transaction gains of US$ 0.3 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 2.0 million on our long-term debt and other financing arrangements and transaction gains of US$ 2.0 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the three months ended March 31, 2017, we recognized a net gain of US$ 1.6 million comprised of transaction gains of US$ 0.7 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 0.1 million on our long-term debt and other financing arrangements and transaction gains of US$ 0.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three months ended March 31, 2018, we recognized losses as a result of the change in the fair value of our interest rate swaps that are not designated as hedging instruments. During the three months ended March 31, 2017, we recognized gains as a result of the change in the fair value of our since settled USD/EUR foreign currency forward contracts. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Other (expense) / income, net: Our other income / expense, net during the three months ended March 31, 2018 and 2017 was not material.
Provision for income taxes: The provision for income taxes for the three months ended March 31, 2018 reflects income tax charges on profits in the Czech Republic and Romania and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three months ended March 31, 2017 reflects losses on which no tax benefit has been received and an income tax charge on profits in Romania.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic and 21% in the Slovak Republic.
Income / (loss) from discontinued operations, net of tax: Income / (loss) from discontinued operations, net of tax for the three months ended March 31, 2018 and 2017 is comprised of the operational results of the Croatia and Slovenia operations as well as the allocation of interest expense and Guarantee Fees from the 2018 Euro Term Loan and 2019 Euro Term Loan and transaction costs. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" and Note 5, "Long-term Debt and Other Financing Arrangements".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive income / loss:

	For the Three Months Ended March 31, (US$ 000's)
	2018	2017	% Act
Currency translation adjustment, net	$11,785	$2,072	NM (1)
Unrealized gain on derivative instruments	191	1,258	(84.8)%

(1)	Number is not meaningful.

Index

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Other comprehensive income / loss due to currency translation adjustment, net comprised the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, (US$ 000's)
	2018	2017	% Act
Foreign exchange gain on intercompany transactions	$1,531	$786	94.8%
Foreign exchange gain on the Series B Preferred Shares	7,151	4,966	44.0%
Currency translation adjustment	3,103	(3,680)	NM (1)
Currency translation adjustment, net	$11,785	$2,072	NM (1)

(1)	Number is not meaningful.
Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2018 and March 31, 2017.
Percent Change During the Three Months Ended March 31, 2018

Index

Percent Change During the Three Months Ended March 31, 2017
Unrealized gain on derivative instruments: The gains on derivatives classified as cash flow hedges of the Euro Term Loans, which are recognized in accumulated other comprehensive income / loss, for the three months ended March 31, 2018 and 2017 are due to the effective portion of the changes in the fair value of our interest rate swaps on the 2019 and 2021 Euro Term Loans. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Condensed consolidated balance sheets as at March 31, 2018 and December 31, 2017:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2018	December 31, 2017	% Act	% Lfl
Current assets	$468,723	$464,774	0.8%	(2.3)%
Non-current assets	1,181,203	1,163,281	1.5%	(1.4)%
Current liabilities	217,335	188,264	15.4%	12.0%
Non-current liabilities	1,151,864	1,180,968	(2.5)%	(4.9)%
Temporary equity	267,040	264,593	0.9%	0.9%
CME Ltd. shareholders’ equity / (deficit)	14,055	(5,788)	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	(368)	18	NM (1)	NM (1)

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2017, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at March 31, 2018 increased slightly at constant rates from December 31, 2017 primarily due to customer prepayments on their 2018 advertising campaigns, offset by the seasonality of operations.
Non-current assets: Non-current assets at March 31, 2018 decreased at constant rates from December 31, 2017 primarily due to amortization of program rights related to significant projects first aired during 2018, as well as depreciation of property, plant and equipment and amortization of broadcast licenses in the Czech Republic.
Current liabilities: Excluding the impact of liabilities held for sale, current liabilities at March 31, 2018 increased from December 31, 2017. The increase is primarily due to higher deferred revenue from customer prepayments on their 2018 advertising campaigns.
Non-current liabilities: Non-current liabilities at March 31, 2018 decreased from December 31, 2017 primarily due to our election to repay a portion of the 2018 Euro Term Loan in February 2018. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at March 31, 2018 and December 31, 2017 represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ equity / (deficit): The increase in shareholders' equity primarily reflects the impact of currency translation adjustments in accumulated other comprehensive loss and the net income attributable to CME Ltd. during the three months ended March 31, 2018.

Index

Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at March 31, 2018 decreased from December 31, 2017 due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 19.4 million during the three months ended March 31, 2018. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2018	2017
Net cash generated from continuing operating activities	$66,525	$50,420
Net cash used in continuing investing activities	(4,085)	(5,933)
Net cash used in continuing financing activities	(60,447)	(26)
Net cash generated from discontinued operations	14,837	1,109
Impact of exchange rate fluctuations on cash and cash equivalents	2,531	(152)
Net increase in cash and cash equivalents	$19,361	$45,418
Operating Activities
The increase in cash generated from continuing operations during the three months ended March 31, 2018 reflects the collection of cash from receivables generated during the significant improvement in fourth quarter performance in 2017 when compared to 2016 as well as increased prepayments from customers. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 4.2 million during the three months ended March 31, 2018 compared to US$ 4.1 million during the three months ended March 31, 2017.
Investing Activities
Our net cash used in continuing investing activities for the three months ended March 31, 2018 and 2017 relates to capital expenditures for property, plant and equipment.
Financing Activities
Cash used in continuing financing activities during the three months ended March 31, 2018 primarily reflected principal repayments made on our 2018 Euro Term Loan, partially offset by cash received from the exercise of warrants. The cash used in continuing financing activities during the three months ended March 31, 2017 primarily reflected payments made under capital lease agreements, substantially offset by proceeds received from the exercise of warrants.
Discontinued Operations
The net cash generated from discontinued operations during the three months ended March 31, 2018 and March 31, 2017 primarily reflected results from operations as well as prepayments from customers, offset by capital expenditures for property, plant and equipment.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. In addition, we expect to receive cash from the exercise of warrants, as well as proceeds from the Divestment Transaction. We also have available the 2021 Revolving Credit Facility (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). As at March 31, 2018, the aggregate principal amount available under the 2021 Revolving Credit Facility, was US$ 50.0 million. Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries. On April 25, 2018, we entered into the Financing Transactions, and as a result, the amount available under the 2021 Revolving Credit Facility increases to US$ 75.0 million. The Financing Transactions are effective on April 26, 2018 (see Item 1, Note 22, "Subsequent Events").
Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves (if applicable) and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically at least 5.0%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5.0% to 20.0%). There are no third-party restrictions that limit our subsidiaries' ability to transfer amounts to us in the form of loans or advances.

Index

IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2018 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal (1)	$1,053,365	$—	$1,053,365	$—	$—
Long-term debt – interest	206,625	60,789	145,836	—	—
Unconditional purchase obligations	89,427	33,682	39,476	12,605	3,664
Operating leases	6,058	2,488	1,076	712	1,782
Capital lease obligations	10,551	3,581	5,869	1,101	—
Other long-term obligations	27,820	14,050	13,509	250	11
Total contractual obligations	$1,393,846	$114,590	$1,259,131	$14,668	$5,457
(1) On April 25, 2018 we entered into amendments which extend the maturity date of the 2019 Euro Term Loan to November 1, 2021, and the maturity date of the 2021 Euro Term Loan and the 2021 Revolving Credit Facility to April 26, 2023. These amendments are effective on April 26, 2018 (see Note 22, "Subsequent Events").
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at March 31, 2018. For the purposes of the above table, it is assumed that all Guarantee Fees will be paid in cash following the Financing Transactions (see Note 22, "Subsequent Events").
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2018, we had commitments in respect of future programming of US$ 87.8 million. This includes contracts signed with license periods starting after March 31, 2018.
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
IV (d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. Since 2015, our cash flow from operating activities has been positive and our cost of borrowing has consistently decreased.
In the first quarter of 2018, we generated unlevered free cash flow of US$ 66.7 million compared to US$ 48.6 million in the first quarter of 2017 and as at March 31, 2018, we had US$ 74.3 million in cash and cash equivalents. Our nearest debt maturity is May 1, 2019 when the remaining outstanding principal balance of the 2018 Euro Term Loan of EUR 150.8 million (approximately US$ 185.8 million at March 31, 2018 rates) is due for repayment and as at March 31, 2018, we have repaid all related accrued Guarantee Fees that were previously paid in kind.
On April 25, 2018, we entered into the Financing Transactions which reduce the rates payable under the pricing grids applicable to our Euro Term Loans and the 2021 Revolving Credit Facility. The amount available to us under the 2021 Revolving Credit Facility will increase to US$ 75.0 million (see Item 1, Note 22, "Subsequent Events"). Effective from May 2018, the new pricing grids, combined with our improved net leverage of 4.8x as of March 31, 2018 (compared to 5.4x as of December 31, 2017), will result in a weighted average all-in rate (comprising interest and Guarantee Fees) applicable to the Euro Term Loans of approximately 4.0%, all of which is payable in cash.
On April 25, 2018, Time Warner exercised 100,926,996 warrants at US$ 1.00 per share. We will apply the US$ 100.9 million and cash balances from operations to repay EUR 110.0 million (approximately US$ 135.5 million at March 31, 2018 rates) of the outstanding principal of the 2018 Euro Term Loan. We anticipate using excess cash, including free cash flow from the business and the expected proceeds from the Divestment Transaction to repay the remaining principal balance of the 2018 Euro Term Loan in full before it matures in May 2019 and to repay the accrued Commitment Fee and Guarantee Fees previously paid in kind, as well as a portion of the principal balance of the 2019 Euro Term Loan. In the event that the Divestment Transaction does not close, we expect to be able to repay the 2018 Euro Term Loan from the cash generated from the business prior to maturity.
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

Index

Credit ratings and future debt issuances
Our corporate credit is rated B2 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's with a positive outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at March 31, 2018.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on February 8, 2018. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates, we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
March 31, 2018:

Expected Maturity Dates	2018	2019	2020	2021	2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	386,135	—	468,800	—	—
Average interest rate (1)	—	1.50%	—	1.50%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	386,135	—	468,800	—	—
Average pay rate	—	0.25%	—	0.28%	—	—
Average receive rate	—	—%	—	—%	—	—

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans, each calculated such that the all-in borrowing rate on each of the Euro Term Loans was 6.0% per annum during the three months ended March 31, 2018.

December 31, 2017:

Expected Maturity Dates	2018	2019	2020	2021	2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	200,800	235,335	—	468,800	—	—
Average interest rate (1)	1.50%	1.50%	—	1.50%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	200,800	235,335	—	468,800	—	—
Average pay rate	0.14%	0.31%	—	0.28%	—	—
Average receive rate	—%	—%	—	—%	—	—

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Time Warner's guarantee of the Euro Term Loans, we pay Guarantee Fees to Time Warner based on the amounts outstanding on the Euro Term Loans. As of December 31, 2017, the all-in borrowing rate on each of the Euro Term Loans was 6.0% per annum.

On April 25, 2018 we entered into amendments which extend the maturity date of the 2019 Euro Term Loan to November 1, 2021, and the maturity date of the 2021 Euro Term Loan and the 2021 Revolving Credit Facility to April 26, 2023. These amendments are effective on April 26, 2018 (see Item 1, Note 22, "Subsequent Events").
Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk.
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At March 31, 2018, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings. Two of the notes allegedly matured in 2015 and the other two in 2016. The four notes purport to be in the aggregate amount of approximately EUR 69.0 million and accrue interest from their purported maturity dates.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. The judge who was assigned the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) terminated proceedings in January 2017 because the plaintiff failed to pay court fees. The plaintiff refiled this claim in June 2017; the judge who was assigned the refiled claim terminated proceedings in September after the plaintiff again failed to pay court fees. In responses to the claims in respect of the other three promissory notes that were filed in August 2017 and in his testimony, Mr. Rusko asserted that he signed the three notes in June 2000. We do not believe that the notes were signed in June 2000 or that any of the notes are authentic. Although proceedings have commenced in respect of all three notes, the number of hearings that may be held in respect of any of the notes and over what time period is unknown. We are vigorously defending the claims.
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
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone, including strong growth in 2017, has been helped by the ECB’s quantitative easing program which was recalibrated in January 2018. Citing improved economic conditions, the ECB has confirmed that its reduced quantitative easing program representing net asset purchases of EUR 30 billion a month is intended to run until September 2018, or beyond as necessary. The ECB may decide to take further steps to reduce or exit quantitative easing in the future. The tapering of quantitative easing may adversely impact future growth in Eurozone countries, including the countries we operate in which would negatively impact our business.
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
We have significant debt service obligations under the Euro Term Loans as well as the 2021 Revolving Credit Facility (when drawn), including the Guarantee Fees to Time Warner as consideration for its guarantees of the Euro Term Loans (collectively, the "TW Guarantees"). In addition, if the Divestment Transaction does not close or cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2021 Revolving Credit Facility and the TW Guarantees, see Part I, Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 22, "Subsequent Events".
We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Term Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 365 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2021 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 10% plus LIBOR or 9% plus the alternate base rate on the date that is 365 days following such change of control. Following the repayment of a portion of the outstanding principal of the 2018 Euro Term Loan with proceeds from the warrant exercises, we intend to repay the remainder of the 2018 Euro Term Loan at or prior to its maturity on May 1, 2019 with cash flows from operations and the expected proceeds from the Divestment Transaction. Pursuant to the Reimbursement Agreement, all commitments under the 2021 Revolving Credit Facility terminate on the refinancing of any Euro Term Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
If the Divestment Transaction fails to complete or is terminated, we may need to find alternative sources of funds to repay certain of our indebtedness
On July 9, 2017, we entered into a framework agreement (the “Framework Agreement”) with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 283.4 million), subject to customary working capital adjustments (the "Divestment Transaction"). The closing of the Divestment Transaction is subject to obtaining regulatory approvals and other customary closing conditions. Under the terms of the Framework Agreement, the closing date of the transaction has been extended until June 30, 2018 (the "Long Stop Date"). There is no guarantee that all necessary regulatory approvals will be obtained by the Long Stop Date. In the event the required regulatory approvals are not obtained by the Long Stop Date or the parties have not otherwise agreed to extend that date, both we and the Purchaser have the right to terminate the Framework Agreement on notice to the other party. If the Divestment Transaction does not close or is terminated, we would not be able to repay indebtedness we planned to repay with expected proceeds of the Divestment Transaction (see "We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms" above).
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
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. In 2017 and the first quarter of 2018, the weakening of the dollar had a positive impact on reported revenues when translated from the functional currencies of our operations. Any future strengthening of the dollar will have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relates to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
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
Moody’s Investors Service rates our corporate credit as B2 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (currently with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Time Warner. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Time Warner is not as strong, or the strategic importance of CME to Time Warner is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2021 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
Time Warner is the largest beneficial owner of shares of our Class A common stock, holding 61,407,775 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and on April 25, 2018, exercised warrants to acquire 100,926,996 shares of our Class A common stock (the "TW Warrants"). The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into shares of Class A common stock at the option of Time Warner (subject to certain exceptions). As of March 31, 2018, the 200,000 Series B Preferred Shares were convertible into approximately 110.2 million shares of Class A common stock. Time Warner has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. Furthermore, there are additional unregistered shares of our Class A common stock outstanding that we may be obligated to register and shares of Class A common stock underlying other warrants that may enter into trading. For additional information on the Series A Preferred Shares, Series B Preferred Shares and TW Warrants, see Part I, Item 1, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity". In October 2016, Time Warner announced it has entered into a definitive merger agreement with AT&T Inc. under which AT&T Inc. will acquire Time Warner. The merger is subject to approval by a number of regulatory authorities, including the U.S. Department of Justice. If completion of the merger is successful, AT&T Inc. will become the beneficial owner of equity securities currently beneficially owned by Time Warner and the successor to rights related to such securities granted to Time Warner.
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
The aggregate beneficial ownership interest of Time Warner in the Company is approximately 76.0% (without giving effect to the accretion of the Series B Preferred Shares after March 31, 2018). In connection with the exercise of the TW Warrants, Time Warner and TW Investor issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the 100,926,996 shares received on the exercise of the TW Warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares (see Part II, Item 5, Other Information). In addition to the Warrant Shares subject to the standing proxies, Time Warner owns 61,407,775 shares of Class A common stock and one share of the Series A Preferred Stock, which is entitled to one vote for each of the 11,211,449 shares of Class A common stock underlying it. Furthermore, Time Warner has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that Time Warner continues to own not less than 40% of the voting power of the Company. As such, Time Warner is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions.
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
In January 2017, TCS Capital Management, LLC ("TCS Capital"), filed an amendment to its Schedule 13D in which it disclosed its opinion that the Company should hire an investment bank to run a process to sell the Company as well as replace the Company's Board of Directors with new directors recommended by TCS Capital. In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Item 5.    Other Information
On April 25, 2018 Time Warner and TW Investor exercised outstanding warrants to purchase the Warrant Shares. Simultaneously, Time Warner and TW Investor each issued standing proxies (included as Exhibit 99.1 and Exhibit 99.2 to this Form 10-Q), pursuant to which the Warrant Shares will be voted for all matters at general meetings of the Company other than a change in control by the independent directors of the Company. In accordance with these standing proxies, the Warrant Shares will be voted in proportion to the votes cast at any general meeting, excluding such Warrant Shares. The standing proxies have a twelve-month term. Pursuant to a letter agreement with the Company (included as Exhibit 99.3 to this Form 10-Q), each of Time Warner and TW Investor has undertaken to issue a replacement proxy identical to the initial standing proxy on or prior to the expiration of the initial twelve-month term and has the option of issuing a third proxy identical to the initial proxy following the expiration of the twelve-month term of the replacement proxy. In addition, Time Warner and TW Investor have agreed not to revoke the standing proxies prior to their expiration dates.

Index

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.01*
Amendment No. 1 to Framework Agreement, dated April 10, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 12, 2018).

10.02*
Third Amendment, dated as of April 25, 2018, to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc., as guarantor, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.03*
Second Amendment, dated as of April 25, 2018, to the Credit Agreement dated as of February 19, 2016, among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, Time Warner Inc., as guarantor, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.04*
Amendment and Restatement Agreement, dated April 25, 2018, in respect of the Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, as amended and restated as of February 19, 2016, as amended, among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.3 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.05*
Second Amended and Restated Reimbursement Agreement, dated as of November 14, 2014, as amended and restated as of February 19, 2016, and as further amended and restated as of April 26, 2018, among Central European Media Enterprises Ltd., CME Media Enterprises B.V., and Time Warner Inc., as credit guarantor (incorporated by reference to Exhibit 10.4 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.06*
Amendment and Restatement Agreement, dated April 25, 2018, in respect of the Amended and Restated Revolving Loan Facility Credit Agreement, dated as of May 2, 2014, as amended and restated as of February 19, 2016, as amended, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.07*
Second Amended and Restated Revolving Loan Facility Credit Agreement, dated as of May 2, 2014, as amended and restated as of February 19, 2016, and as further amended and restated as of April 26, 2018, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company's Current Report in Form 8-K filed on April 26, 2018).

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

99.1	Standing Proxy/Authorization issued by Time Warner Inc. on April 25, 2018.

99.2	Standing Proxy/Authorization issued by Time Warner Media Holdings B.V. on April 25, 2018.

99.3	Letter Agreement among Time Warner Inc., Time Warner Media Holdings B.V. and Central European Media Enterprises Ltd. dated April 25, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
*Previously filed exhibits.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.
Date:	April 26, 2018	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer