Form 10-Q
period 2018-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2018-07-24
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2018
Class A Common Stock, par value $0.08	252,121,007

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2018

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$40,447	$54,903
Accounts receivable, net (Note 7)	146,374	158,903
Program rights, net (Note 6)	71,437	69,706
Other current assets (Note 8)	35,022	33,106
Assets held for sale (Note 3)	142,623	148,156
Total current assets	435,903	464,774
Non-current assets
Property, plant and equipment, net (Note 9)	96,781	103,648
Program rights, net (Note 6)	154,842	182,170
Goodwill (Note 4)	682,555	712,359
Other intangible assets, net (Note 4)	138,272	148,235
Other non-current assets (Note 8)	13,939	16,869
Total non-current assets	1,086,389	1,163,281
Total assets	$1,522,292	$1,628,055

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$114,800	$143,893
Current portion of long-term debt and other financing arrangements (Note 5)	51,015	2,960
Other current liabilities (Note 11)	25,853	9,280
Liabilities held for sale (Note 3)	31,583	32,131
Total current liabilities	223,251	188,264
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	821,657	1,085,714
Other non-current liabilities (Note 11)	104,097	95,254
Total non-current liabilities	925,754	1,180,968
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2017 - 200,000) (Note 13)	269,370	264,593
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2017 – one)	—	—
252,121,007 shares of Class A Common Stock of $0.08 each (December 31, 2017 – 145,486,497)	20,170	11,639
Nil shares of Class B Common Stock of $0.08 each (December 31, 2017 – nil)	—	—
Additional paid-in capital	1,999,610	1,905,779
Accumulated deficit	(1,702,477)	(1,735,768)
Accumulated other comprehensive loss	(213,434)	(187,438)
Total CME Ltd. shareholders’ equity / (deficit)	103,869	(5,788)
Noncontrolling interests	48	18
Total equity / (deficit)	103,917	(5,770)
Total liabilities and equity	$1,522,292	$1,628,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$159,555	$146,895	$298,737	$258,627
Operating expenses:
Content costs	66,905	59,698	136,711	118,343
Other operating costs	12,397	11,881	25,084	23,136
Depreciation of property, plant and equipment	7,548	6,450	14,914	12,409
Amortization of broadcast licenses and other intangibles	2,267	2,053	4,623	4,162
Cost of revenues	89,117	80,082	181,332	158,050
Selling, general and administrative expenses	24,596	23,660	50,618	44,400
Operating income	45,842	43,153	66,787	56,177
Interest expense (Note 15)	(10,441)	(17,428)	(25,453)	(36,421)
Other non-operating (expense) / income, net (Note 16)	(6,936)	6,908	(2,888)	9,140
Income before tax	28,465	32,633	38,446	28,896
Provision for income taxes	(7,140)	(7,368)	(11,037)	(9,613)
Income from continuing operations	21,325	25,265	27,409	19,283
Income / (loss) from discontinued operations, net of tax (Note 3)	4,700	2,533	5,688	(2,759)
Net income	26,025	27,798	33,097	16,524
Net loss attributable to noncontrolling interests	16	137	194	346
Net income attributable to CME Ltd.	$26,041	$27,935	$33,291	$16,870

Net income	$26,025	$27,798	$33,097	$16,524
Other comprehensive (loss) / income
Currency translation adjustment	(34,629)	30,904	(22,844)	32,976
Unrealized (loss) / gain on derivative instruments (Note 12)	(3,119)	(40)	(2,928)	1,218
Total other comprehensive (loss) / income	(37,748)	30,864	(25,772)	34,194
Comprehensive (loss) / income	(11,723)	58,662	7,325	50,718
Comprehensive (income) / loss attributable to noncontrolling interests	(416)	590	(30)	891
Comprehensive (loss) / income attributable to CME Ltd.	$(12,139)	$59,252	$7,295	$51,609

PER SHARE DATA (Note 18):
Net income / (loss) per share:
Continuing operations — basic	$0.05	$0.09	$0.07	$0.06
Continuing operations — diluted	0.05	0.07	0.06	0.04
Discontinued operations — basic	0.02	0.01	0.02	(0.01)
Discontinued operations — diluted	0.01	0.00	0.02	0.00
Net income attributable to CME Ltd. — basic	0.07	0.10	0.09	0.05
Net income attributable to CME Ltd. — diluted	0.06	0.07	0.08	0.04

Weighted average common shares used in computing per share amounts (000’s):
Basic	235,148	155,738	196,807	155,269
Diluted	258,783	235,952	250,515	230,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total (Deficit) / Equity
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	2,240	—	—	—	2,240
Exercise of warrants (Note 14)	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock-based compensation	—	—	982,109	79	—	—	(79)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(753)	—	—	—	(753)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	33,291	—	(194)	33,097
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(2,928)	—	(2,928)
Currency translation adjustment	—	—	—	—	—	—	—	—	(23,068)	224	(22,844)
BALANCE June 30, 2018	1	$—	252,121,007	$20,170	—	$—	$1,999,610	$(1,702,477)	$(213,434)	$48	$103,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,097	$16,524
Adjustments to reconcile net income to net cash generated from continuing operating activities:
(Income) / loss from discontinued operations, net of tax (Note 3)	(5,688)	2,759
Amortization of program rights	136,711	118,343
Depreciation and other amortization	22,161	19,351
Interest and related Guarantee Fees paid in kind	2,934	14,733
Loss on extinguishment of debt (Note 16)	288	—
Loss / (gain) on disposal of fixed assets	8	(28)
Deferred income taxes	(380)	(1,116)
Stock-based compensation (Note 17)	2,162	1,612
Change in fair value of derivatives	1,166	621
Foreign currency exchange loss / (gain), net	1,091	(9,138)
Changes in assets and liabilities:
Accounts receivable, net	7,534	6,856
Accounts payable and accrued liabilities	(3,904)	(5,906)
Program rights	(129,363)	(119,595)
Other assets and liabilities	(1,127)	(1,274)
Accrued interest	(1,673)	(1,697)
Income taxes payable	(6,992)	2,955
Deferred revenue	19,374	14,653
VAT and other taxes payable	(1,763)	(3,100)
Net cash generated from continuing operating activities	$75,636	$56,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(7,834)	$(11,976)
Disposal of property, plant and equipment	15	111
Net cash used in continuing investing activities	$(7,819)	$(11,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(193,557)	$—
Debt transaction costs	(1,518)	—
Payment of credit facilities and capital leases	(1,888)	(1,072)
Proceeds from exercise of warrants	105,652	527
Proceeds from sale-leaseback transactions	—	2,746
Payments of withholding tax on net share settlement of share-based compensation	(537)	(168)
Net cash (used in) / provided by continuing financing activities	$(91,848)	$2,033

Net cash provided by / (used in) discontinued operations - operating activities	12,294	(3,319)
Net cash used in discontinued operations - investing activities	(2,127)	(1,672)
Net cash used in discontinued operations - financing activities	(155)	(136)

Impact of exchange rate fluctuations on cash and cash equivalents	(437)	5,787
Net (decrease) / increase in cash and cash equivalents	$(14,456)	$47,381
CASH AND CASH EQUIVALENTS, beginning of period	54,903	40,606
CASH AND CASH EQUIVALENTS, end of period	$40,447	$87,987

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$21,531	$18,191
Cash paid for Guarantee Fees that may be paid in kind	—	1,411
Cash paid for income taxes, net of refunds	18,444	7,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$4,777	$4,762
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
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to the Bulgarian leva, all references to “CZK” are to the Czech koruna, all references to “RON” are to the New Romanian lei, and all references to “Euro” or “EUR” are to the European Union Euro. Certain amounts may not recalculate due to the use of rounded numbers.
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
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

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
Carriage fees and subscription revenues includes revenues from cable operators and direct-to-home broadcasters and fees from subscriptions to our streaming services. Revenues from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. A portion of this fee revenue is based on the number of subscribers to our channels and recognized during the period, based upon the number of subscribers. The impacts of future changes in subscriber levels are recognized when they occur as estimates of future subscribers are constrained. Revenues from subscriptions to our streaming services are recognized over the period of the subscription.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under legacy guidance. Based on our assessment of the guidance in ASC 606, our method of recognizing revenue did not change. Furthermore, we did not record an adjustment to opening retained earnings as of January 1, 2018 and there was no impact to revenues for the three and six months ended June 30, 2018.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Recent Accounting Pronouncements Issued
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset, with an available exception for leases shorter than twelve months. The guidance is effective for our fiscal year beginning January 1, 2019. We have completed the initial stages of our assessment of the broad implications of the guidance on our operating segments, controls and related IT systems and continue to analyze contractual data to quantify the potential impact.
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
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (approximately US$ 268.1 million at June 30, 2018 rates) (the "Divestment Transaction"), subject to customary working capital adjustments. On March 26, 2018, the Croatian Agency for Electronic Media confirmed the transaction is permissible under Croatian media legislation and on May 7, 2018, the Purchaser received the approval of the Croatian Competition Agency for the Divestment Transaction.
On July 5, 2018 we signed an amended and restated framework agreement (the “Restated Framework Agreement”), which bifurcates the Divestment Transaction into individual transactions for our Croatia operations (the "Croatian Transaction") and our Slovenia operations (the "Slovenian Transaction") and allocates the total cash consideration of EUR 230.0 million (approximately US$ 268.1 million) into (i) cash consideration for closing of the Croatian Transaction of EUR 85.0 million (approximately US$ 99.1 million) and (ii) cash consideration for closing of the Slovenian Transaction of EUR 145.0 million (approximately US$ 169.0 million), each on a cash-free and debt-free basis and each subject to customary working capital adjustments (see Note 22, "Subsequent Events").

On July 18, 2018, the Competition Protection Agency in Slovenia confirmed the closing of the Croatian Transaction was outside the scope of its review. We expect the Croatian Transaction will be completed on or about July 31, 2018, and the Slovenian Transaction to close subject to obtaining the remaining regulatory approvals from the Competition Protection Agency in Slovenia as well as the satisfaction of other customary closing conditions (see Note 22, "Subsequent Events"). If the Restated Framework Agreement is terminated by either party because closing has not occurred as of September 13, 2018 (extended from June 30, 2018), we would receive a termination fee of EUR 7.0 million (approximately US$ 8.2 million) if neither transactions has closed by such date, and approximately EUR 4.4 million (approximately US$ 5.1 million) if the Croatian Transaction has closed but the Slovenian Transaction has not closed by such date, subject to certain exceptions, including if any requisite regulatory approval has not been obtained as a result of the Purchaser being required to make a specified material divestiture as a condition to such regulatory approval.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
Assets held for sale
Cash and cash equivalents	$8,222	$8,784
Accounts receivable, net	40,055	43,540
Program rights, net	60,872	62,017
Property, plant and equipment, net	21,279	22,870
Other assets	12,195	10,945
Total assets held for sale	$142,623	$148,156

Liabilities held for sale
Accounts payable and accrued liabilities	$26,935	$30,073
Other liabilities	4,648	2,058
Total liabilities held for sale	$31,583	$32,131

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Income / (loss) from discontinued operations, net of tax, comprised the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$41,568	$34,961	$73,382	$58,231
Cost of revenues	27,221	22,368	48,501	42,226
Selling, general and administrative expenses	5,709	4,923	10,761	9,091
Operating income	8,638	7,670	14,120	6,914
Interest expense (1)	(3,027)	(4,545)	(7,234)	(9,307)
Other non-operating (expense) / income, net	(56)	233	280	326
Income / (loss) from discontinued operations, before tax	5,555	3,358	7,166	(2,067)
Provision for income taxes	(855)	(825)	(1,478)	(692)
Income / (loss) from discontinued operations, net of tax	$4,700	$2,533	$5,688	$(2,759)

(1)
For the six months ended June 30, 2018 and 2017, we paid US$ 7.2 million and US$ 8.6 million, respectively, of interest and Guarantee Fees associated with the 2019 Euro Loan and the 2021 Euro Loan (each as defined in Note 5, "Long-term Debt and Other Financing Arrangements"). These payments were allocated to Net cash provided by / (used in) discontinued operations - operating activities in our condensed consolidated statements of cash flows as we are required to apply the expected proceeds from the Divestment Transaction towards the repayment of debt and related obligations.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2018 and December 31, 2017 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$1,155,571
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2017	30,432	550,187	79,277	52,463	712,359
Foreign currency	(849)	(25,293)	(2,190)	(1,472)	(29,804)
Balance, June 30, 2018	29,583	524,894	77,087	50,991	682,555
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, June 30, 2018	$174,222	$812,439	$88,115	$50,991	$1,125,767
Other intangible assets:
Changes in the net book value of our other intangible assets as at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,066	$—	$85,066	$87,900	$—	$87,900
Amortized:
Broadcast licenses	210,563	(158,806)	51,757	220,194	(161,820)	58,374
Trademarks	409	(409)	—	421	(421)	—
Customer relationships	56,888	(55,595)	1,293	58,771	(56,996)	1,775
Other	1,698	(1,542)	156	1,753	(1,567)	186
Total	$354,624	$(216,352)	$138,272	$369,039	$(220,804)	$148,235
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2018	December 31, 2017
Long-term debt	$862,287	$1,079,187
Other credit facilities and capital leases	10,385	9,487
Total long-term debt and other financing arrangements	872,672	1,088,674
Less: current maturities	(51,015)	(2,960)
Total non-current long-term debt and other financing arrangements	$821,657	$1,085,714
Financing Transactions
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2019 Euro Loan (formerly the 2018 Euro Term Loan) from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
On April 25, 2018, we entered into a series of amendments (effective on April 26, 2018) which modify certain terms of our 2021 Euro Loan (formerly the 2019 Euro Term Loan), the 2023 Euro Loan (formerly the 2021 Euro Term Loan), the 2023 Revolving Credit Facility (formerly the 2021 Revolving Credit Facility) (each as defined below) and the Reimbursement Agreement (as defined below) (collectively, the "Financing Transactions"). The Financing Transactions reduce the rates payable under the pricing grid under the Reimbursement Agreement and the 2023 Revolving Credit Facility as well as extend the maturity dates of the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility. The amount available to us under the 2023 Revolving Credit Facility increased to US$ 75.0 million from April 26, 2018.
On May 3, 2018, we paid EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
We are required to apply the proceeds from the Croatian Transaction and Slovenian Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale") to the repayment of the remaining principal amount of the 2019 Euro Loan. Any excess amounts will then be applied to pay fees related to the 2021 Euro Loan, including Guarantee Fees and the Commitment Fee which we have previously paid in kind. To the extent excess funds are available thereafter, the remaining proceeds are required to be applied to the principal amounts owing in respect of the 2021 Euro Loan.
Overview
Total long-term debt and credit facilities comprised the following at June 30, 2018:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2019 Euro Loan	$47,565	$(55)	$47,510
2021 Euro Loan	274,354	(721)	273,633
2023 Euro Loan	546,527	(5,383)	541,144
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$868,446	$(6,159)	$862,287

(1)
Debt issuance costs related to the 2019 Euro Loan, 2021 Euro Loan and 2023 Euro Loan are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2023 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2023 Revolving Credit Facility.

Long-term Debt
Our long-term debt comprised the following at June 30, 2018 and December 31, 2017:

	Carrying Amount		Fair Value
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
2019 Euro Loan	$47,510	$240,545	$47,103	$236,337
2021 Euro Loan	273,633	281,871	256,999	268,858
2023 Euro Loan	541,144	556,771	487,110	510,882
	$862,287	$1,079,187	$791,212	$1,016,077
The fair values of the Euro Loans (as defined below) as at June 30, 2018 and December 31, 2017 were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2019 Euro Loan (formerly the 2018 Euro Term Loan)
As at June 30, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2019 Euro Loan") outstanding was EUR 40.8 million (approximately US$ 47.6 million). The 2019 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media, LLC ("Warner Media", formerly Time Warner, Inc.), a wholly owned subsidiary of AT&T, Inc. ("AT&T") as of June 14, 2018. As at June 30, 2018, the all-in borrowing rate on amounts outstanding under the 2019 Euro Loan was 3.75%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2019 Euro Loan is payable quarterly in arrears on each March 12, June 12, September 12 and December 12. The 2019 Euro Loan will mature on May 1, 2019 and may be prepaid at our option, in whole or in part, without premium or penalty. The 2019 Euro Loan is a senior unsecured obligation of CME Ltd. and is unconditionally guaranteed by our 100% owned subsidiary CME Media Enterprises B.V. ("CME BV") and by Warner Media and certain of its subsidiaries.
2021 Euro Loan (formerly the 2019 Euro Term Loan)
As at June 30, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 235.3 million (approximately US$ 274.4 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2018, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.75%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2021 Euro Loan matures on November 1, 2021 and may currently be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. From April 26, 2020, the 2021 Euro Loan may be refinanced at our option. The 2021 Euro Loan is a senior unsecured obligation of CME Ltd. and is unconditionally guaranteed by CME BV and by Warner Media and certain of its subsidiaries.
2023 Euro Loan (formerly the 2021 Euro Term Loan)
As at June 30, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 546.5 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2018, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 4.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2023 Euro Loan is payable quarterly in arrears on each January 7, April 7, July 7 and October 7. The 2023 Euro Loan matures on April 26, 2023 and may be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. From April 26, 2020, the 2023 Euro Loan may be refinanced at our option. The 2023 Euro Loan is a senior unsecured obligation of CME BV and is unconditionally guaranteed by CME Ltd. and by Warner Media and certain of its subsidiaries.
Reimbursement Agreement and Guarantee Fees
In connection with Warner Media’s guarantees of the 2019 Euro Loan, the 2021 Euro Loan and 2023 Euro Loan (collectively, the "Euro Loans"), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Warner Media. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Warner Media as consideration for those guarantees, and the reimbursement to Warner Media of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Warner Media to purchase any amount outstanding under the Euro Loans from the lenders following an event of default under the Euro Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2023 Revolving Credit Facility (described below).
We pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans calculated on a per annum basis and on our consolidated net leverage (as defined in the Reimbursement Agreement) as shown in the tables below:
All-in Rate

Consolidated Net Leverage				2019 Euro Loan	2021 Euro Loan	2023 Euro Loan
≥	7.0x			6.00%	6.00%	6.50%
<	7.0x	-	6.0x	5.00%	5.00%	5.50%
<	6.0x	-	5.0x	4.25%	4.25%	4.75%
<	5.0x	-	4.0x	3.75%	3.75%	4.25%
<	4.0x	-	3.0x	3.25%	3.25%	3.75%
<	3.0x			3.25%	3.25%	3.50%
The all-in rate remains subject to a further reduction of up to 50 basis points if CME’s total debt is reduced below EUR 815.0 million on or prior to September 30, 2018, subject to certain adjustments in respect of specified debt repayments, such that the all-in rate cannot be less than 3.0%. Pursuant to the Financing Transactions, the Guarantee Fees must be paid in cash.
Our consolidated net leverage as at June 30, 2018 and December 31, 2017 was 4.4x and 5.4x, respectively. For the three and six months ended June 30, 2018 and 2017, we recognized US$ 5.3 million and US$ 14.0 million; and US$ 11.5 million and US$ 24.5 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The Guarantee Fees relating to the 2019 Euro Loan and the 2021 Euro Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2023 Euro Loan are payable semi-annually in arrears on each June 1 and December 1.
The Guarantee Fees previously paid in kind are presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bear interest per annum at their respective Guarantee Fee rate (as set forth in the table below). Guarantee Fees are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2019 Euro Loan	1.28%		0.14%		2.33%	3.75%
2021 Euro Loan	1.28%		0.31%	(1)	2.16%	3.75%
2023 Euro Loan	1.28%		0.28%	(2)	2.69%	4.25%
2023 Revolving Credit Facility (3)	6.34%	(4)	—%		—%	6.34%

(1)
Effective until November 1, 2019. From November 1, 2019 through maturity on November 1, 2021, the rate fixed pursuant to interest rate hedges will increase to 0.47%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.75% if our net leverage ratio remains unchanged.

(2)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 4.25% if our net leverage ratio remains unchanged.

(3)	As at June 30, 2018, the 2023 Revolving Credit Facility was undrawn.

(4)	Based on the three month LIBOR of 2.34% as at June 30, 2018.
2023 Revolving Credit Facility (formerly the 2021 Revolving Credit Facility)
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at June 30, 2018.
The 2023 Revolving Credit Facility bears interest at a rate per annum based on, at our option, an alternate base rate ("ABR Loans" as defined in the 2023 Revolving Credit Facility Agreement) plus the spread applicable to ABR Loans based on our consolidated net leverage or an amount equal to the greater of (i) an adjusted LIBO rate and (ii) 1.0%, plus the spread applicable to the Eurodollar Loans (as defined in the 2023 Revolving Credit Facility Agreement) based on our consolidated net leverage ratio (as defined in the Reimbursement Agreement), with all amounts payable in cash. The maturity date of the 2023 Revolving Credit Facility is April 26, 2023. When drawn, the 2023 Revolving Credit Facility permits prepayment at our option in whole or in part without penalty.
Pursuant to the Financing Transactions, the following spreads are applicable:

Consolidated Net Leverage				Alternate Base Rate Loans	Eurodollar Loans
≥	7.0x			5.25%	6.25%
<	7.0x	-	6.0x	4.25%	5.25%
<	6.0x	-	5.0x	3.50%	4.50%
<	5.0x	-	4.0x	3.00%	4.00%
<	4.0x	-	3.0x	2.50%	3.50%
<	3.0x			2.25%	3.25%
The 2023 Revolving Credit Facility is jointly and severally guaranteed by CME NV and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The 2023 Revolving Credit Facility agreement contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The agreement also contains maintenance covenants in respect of interest cover and total leverage ratios, and has covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Credit facilities (1) – (3)	$—	$—
Capital leases	10,385	9,487
Total credit facilities and capital leases	10,385	9,487
Less: current maturities	(3,505)	(2,960)
Total non-current credit facilities and capital leases	$6,880	$6,527

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2018, we had deposits of US$ 17.5 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2017, we had deposits of US$ 12.4 million in and no drawings on the BMG cash pool.

(2)
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 575.0 million (approximately US$ 25.8 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At June 30, 2018, the maturity of our long-term debt and credit facilities was as follows:

2018	$—
2019	47,565
2020	—
2021	274,354
2022	—
2023 and thereafter	546,527
Total long-term debt and credit facilities	868,446
Debt issuance costs	(6,159)
Carrying amount of long-term debt and credit facilities	$862,287
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at June 30, 2018:

2018	$1,912
2019	3,466
2020	3,152
2021	1,969
2022	259
2023 and thereafter	—
Total undiscounted payments	10,758
Less: amount representing interest	(373)
Present value of net minimum lease payments	$10,385

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Program rights:
Acquired program rights, net of amortization	$148,748	$161,929
Less: current portion of acquired program rights	(71,437)	(69,706)
Total non-current acquired program rights	77,311	92,223
Produced program rights – Feature Films:
Released, net of amortization	772	939
Produced program rights – Television Programs:
Released, net of amortization	52,312	49,888
Completed and not released	5,524	9,987
In production	18,620	28,971
Development and pre-production	303	162
Total produced program rights	77,531	89,947
Total non-current acquired program rights and produced program rights	$154,842	$182,170
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Third-party customers	$155,865	$168,805
Less: allowance for bad debts and credit notes	(9,491)	(9,902)
Total accounts receivable	$146,374	$158,903
8.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Current:
Prepaid acquired programming	$24,360	$22,579
Other prepaid expenses	7,452	7,616
VAT recoverable	485	650
Income taxes recoverable	985	109
Other	1,740	2,152
Total other current assets	$35,022	$33,106

	June 30, 2018	December 31, 2017
Non-current:
Capitalized debt costs	$10,946	$12,947
Deferred tax	2,755	2,964
Other	238	958
Total other non-current assets	$13,939	$16,869
Capitalized debt costs are being amortized over the term of the 2023 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Land and buildings	$83,712	$86,480
Machinery, fixtures and equipment	195,089	195,682
Other equipment	15,741	16,121
Software	53,033	53,143
Construction in progress	1,508	3,026
Total cost	349,083	354,452
Less: accumulated depreciation	(252,302)	(250,804)
Total net book value	$96,781	$103,648

Assets held under capital leases (included in the above)
Machinery, fixtures and equipment	$17,445	$14,193
Total cost	17,445	14,193
Less: accumulated depreciation	(6,578)	(5,151)
Total net book value	$10,867	$9,042
The movement in the net book value of property, plant and equipment during the six months ended June 30, 2018 and 2017 was comprised of:

	For the Six Months Ended June 30,
	2018	2017
Opening balance	$103,648	$89,080
Additions (1)	11,646	10,409
Disposals	(23)	(84)
Depreciation	(14,914)	(12,409)
Foreign currency movements	(3,576)	8,663
Ending balance	$96,781	$95,659

(1)	Includes assets acquired under capital leases of US$ 4.0 million and US$ 4.0 million for the six months ended June 30, 2018 and 2017, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$50,894	$53,408
Related party accounts payable	143	252
Programming liabilities	16,573	16,923
Related party programming liabilities	12,264	20,027
Duties and other taxes payable	6,560	8,769
Accrued staff costs	13,428	18,430
Accrued interest payable	2,945	3,326
Related party accrued interest payable (including Guarantee Fees)	2,641	6,273
Income taxes payable	7,843	14,018
Other accrued liabilities	1,509	2,467
Total accounts payable and accrued liabilities	$114,800	$143,893

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Current:
Deferred revenue	$23,219	$5,675
Legal provisions	2,016	2,907
Other	618	698
Total other current liabilities	$25,853	$9,280

	June 30, 2018	December 31, 2017
Non-current:
Deferred tax	$19,222	$20,569
Related party commitment fee payable (1)	11,218	10,765
Related party Guarantee Fee payable (Note 5)	62,817	58,855
Other	10,840	5,065
Total other non-current liabilities	$104,097	$95,254

(1)
Represents the commitment fee ("Commitment Fee") payable to Warner Media, including accrued interest, in respect of its obligation under a commitment letter dated November 14, 2014 between Warner Media and us whereby Warner Media agreed to provide or assist with arranging a loan facility to repay our 5.0% senior convertible notes at maturity in November 2015. The Commitment Fee is payable by November 1, 2021 or earlier if the repayment of the 2021 Euro Loan is accelerated. The Commitment Fee bears interest at 8.5% per annum and such interest is payable in arrears on each May 1 and November 1, and may be paid in cash or in kind, at our election.

During the three and six months ended June 30, 2018 and 2017, we recognized revenue of US$ 1.6 million and US$ 4.1 million; and US$ 1.2 million; and US$ 3.7 million related to our deferred revenue existing at December 31, 2017 and 2016, respectively. The increase in our deferred revenues for the six months ended June 30, 2018 is primarily the result of cash payments received from customers in advance of satisfying our performance obligations.
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
Hedging Activities
Cash Flow Hedges of Interest Rate Risk
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the Euro Loans. These interest rate swaps provide us with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount. These instruments are carried at fair value on our condensed consolidated balance sheets as other current and other non-current liabilities based on their maturity.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The effective portion of the changes in the fair value of the designated instruments is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in other non-operating expense / income, net in our condensed consolidated statements of operations and comprehensive income / loss. For the three and six months ended June 30, 2018 and 2017, we did not recognize any charges related to hedge ineffectiveness. All changes in fair value are recorded in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss.
Information relating to interest rates swaps is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Designated Portion		Maturity Date	Objective	Fair Value as at June 30, 2018
April 26, 2018	4	EUR	468,800	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(2,821)
April 5, 2016	5	EUR	468,800	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(2,609)
April 26, 2018	3	EUR	235,335	EUR	78,367	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(932)
November 10, 2015	3	EUR	235,335	EUR	78,367	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(1,137)
April 5, 2016	4	EUR	40,800	EUR	—	November 1, 2018	Interest rate hedge underlying 2019 Euro Loan	$(24)
As a part of the Financing Transactions (see Note 5, "Long-term Debt and Other Financing Arrangements") we entered into forward starting interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the 2021 Euro Loan and 2023 Euro Loan for the period from maturity of the current instruments until the prolonged maturity date of the related Euro Loan.
In May 2018, we settled in part the interest rate swaps underlying the 2019 Euro Loan to align with the EUR 110.0 million reduction of the principal balance of that loan following the repayment on May 3, 2018 (see Note 5, "Long-term Debt and Other Financing Arrangements"). Changes in the fair value of the settled portion of this interest rate swap are recognized within other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss.
The expected proceeds from the Divestment Transaction will be used to satisfy amounts owing in respect of the 2019 Euro Loan and a portion of the 2021 Euro Loan (see Note 5, "Long-term Debt and Other Financing Arrangements"). The anticipated reduction of principal amounts owing in respect of the 2021 Euro Loan will reduce future interest payments that the interest rate swap maturing on November 1, 2019 is designed to hedge. To maintain the effectiveness of the interest rate swap, we have de-designated a portion to align the notional amount of the instrument with the 2021 Euro Loan principal that will remain after the application of Divestment Transaction proceeds. For the portion de-designated, all related fair value adjustments, including those previously recognized in accumulated other comprehensive income / loss, are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 14, "Equity").
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at June 30, 2018, we had no such forward foreign exchange contracts outstanding.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Loss on currency swaps	$—	$(1,100)	$—	$(732)
Loss on interest rate swaps	(1,101)	—	(1,329)	—
Change in fair value of derivatives	$(1,101)	$(1,100)	$(1,329)	$(732)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at June 30, 2018 and December 31, 2017. As at June 30, 2018 and December 31, 2017, the accreted value of the Series B Preferred Shares was US$ 269.4 million and US$ 264.6 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As of June 30, 2018, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
The stated value of the Series B Preferred Shares of US$ 1,000 per share accreted at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 until June 24, 2018. The Series B Preferred Shares will not accrete further. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2018, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
The Series B Preferred Shares are not considered a liability and the embedded conversion feature does not require bifurcation. The Series B Preferred Shares are classified outside of permanent equity at redemption value which includes accreted changes in the redemption value since issuance. For the three and six months ended June 30, 2018 and 2017, we recognized accretion on the Series B Preferred Shares of US$ 2.3 million and US$ 4.8 million; and US$ 2.4 million and US$ 4.8 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2018 and December 31, 2017.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2018 and December 31, 2017. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2018 and December 31, 2017 (see Note 13, "Convertible Redeemable Preferred Shares"). As of June 30, 2018, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2018 and December 31, 2017. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 252.1 million and 145.5 million shares of Class A common stock outstanding at June 30, 2018 and December 31, 2017, respectively, and no shares of Class B common stock outstanding at June 30, 2018 or December 31, 2017.
As at June 30, 2018, TW Investor owns 64.4% of the outstanding shares of Class A common stock. In connection with the exercise of warrants by Warner Media and TW Investor (described below), each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.7% voting interest in the Company.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant was exercisable until May 2, 2018 and entitled the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During the six months ended June 30, 2018, 105,652,401 warrants were exercised, including 100,926,996 by Warner Media (formerly Time Warner, Inc. at date of exercise) and TW Investor, resulting in net proceeds to us of approximately US$ 105.7 million. Of the 114,000,000 issued warrants, 202,175 expired unexercised on May 2, 2018.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the six months ended June 30, 2018 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2017	$(184,256)	$(3,182)	$(187,438)
Other comprehensive (loss) / income before reclassifications:
Foreign exchange loss on intercompany loans (1)	(3,524)	—	(3,524)
Foreign exchange loss on the Series B Preferred Shares	(7,677)	—	(7,677)
Currency translation adjustment	(11,867)	—	(11,867)
Change in the fair value of hedging instruments	—	(5,595)	(5,595)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	1,231	1,231
Changes in fair value reclassified to other non-operating income, net (2)	—	1,436	1,436
Net other comprehensive income	(23,068)	(2,928)	(25,996)
BALANCE June 30, 2018	$(207,324)	$(6,110)	$(213,434)

(1)	Represents foreign exchange losses on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)
We expect to repay a portion of the 2021 Euro Loan with the expected proceeds from the Divestment Transaction (see Note 5, "Long-term Debt and Other Financing Arrangements"). This anticipated reduction of principal amounts owing in respect of the 2021 Euro Loan will reduce future interest payments that the interest rate swap maturing on November 1, 2019 is designed to hedge. To maintain the effectiveness of the interest rate swap, we have de-designated a portion of the notional amount to align with the principal balance of the 2021 Euro Loan principal that will remain after the application of Divestment Transaction proceeds. For the portion de-designated, all related fair value adjustments including those previously recognized in accumulated other comprehensive income / loss are recognized in other non-operating income, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 12, "Financial Instruments and Fair Value Measurements").

15.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest on long-term debt and other financing arrangements	$9,374	$16,012	$22,829	$33,641
Amortization of capitalized debt issuance costs	1,067	1,416	2,624	2,780
Total interest expense	$10,441	$17,428	$25,453	$36,421
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 21.5 million and US$ 19.6 million during the six months ended June 30, 2018 and 2017, respectively. Interest expense related to the 2019 Euro Loan and 2021 Euro Loan has been allocated to results from discontinued operations relative to the proportion of those principal balances expected to be repaid from the proceeds of the Divestment Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale").

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$204	$110	$346	$187
Foreign currency exchange (loss) / gain, net	(6,054)	7,864	(1,788)	9,476
Change in fair value of derivatives (Note 12)	(1,101)	(1,100)	(1,329)	(732)
Loss on extinguishment of debt	(179)	—	(288)	—
Other income, net	194	34	171	209
Total other non-operating (expense) / income, net	$(6,936)	$6,908	$(2,888)	$9,140
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
The charge for stock-based compensation in our condensed consolidated statement of operations and comprehensive income / loss was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense from continuing operations	$1,088	$845	$2,162	$1,612
Stock-based compensation expense from discontinued operations	40	34	78	63
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the six months ended June 30, 2018. The summary of stock options outstanding as at June 30, 2018 and December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Outstanding at June 30, 2018	2,011,392	2.32	7.08	3,671
Vested and expected to vest	2,011,392	2.32	7.08	3,671
Exercisable at June 30, 2018	1,405,696	$2.31	7.04	$2,580
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At June 30, 2018, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of June 30, 2018 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2018. This amount changes based on the fair value of our Class A common stock. As at June 30, 2018, there was US$ 0.8 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.2 years.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following table summarizes information about unvested RSU as at June 30, 2018 and December 31, 2017:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,694,063	$3.07
Granted	962,369	4.28
Vested	(1,162,732)	3.17
Unvested at June 30, 2018	2,493,700	$3.49
As at June 30, 2018 and December 31, 2017, there were 479,406 and 719,109, respectively, of unvested RSUs with performance conditions included in the above. No RSUs with performance conditions were granted or forfeited during the six months ended June 30, 2018. As at June 30, 2018, the intrinsic value of unvested RSUs was US$ 10.3 million. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2018 was US$ 6.9 million and is expected to be recognized over a weighted-average period of 2.6 years.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$21,325	$25,265	$27,409	$19,283
Net loss attributable to noncontrolling interests	16	137	194	346
Less: preferred share accretion paid in kind (Note 13)	(2,330)	(2,405)	(4,777)	(4,762)
Less: income allocated to Series B Preferred Shares	(6,084)	(9,347)	(8,192)	(6,037)
Income from continuing operations available to common shareholders, net of noncontrolling interest	12,927	13,650	14,634	8,830
Income / (loss) from discontinued operations, net of tax (Note 3)	4,700	2,533	5,688	(2,759)
Less: (income) / loss allocated to Series B Preferred Shares	(1,504)	(1,030)	(2,041)	1,120
Net income attributable to CME Ltd. available to common shareholders — basic	16,123	15,153	18,281	7,191

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	485	2,430	1,524	1,103
Net income attributable to CME Ltd. available to common shareholders — diluted	$16,608	$17,583	$19,805	$8,294

Weighted average outstanding shares of common stock — basic (1)	235,148	155,738	196,807	155,269
Dilutive effect of common stock warrants, employee stock options and RSUs	23,635	80,214	53,708	75,603
Weighted average outstanding shares of common stock — diluted	258,783	235,952	250,515	230,872

Net income / (loss) per share:
Continuing operations — basic	$0.05	$0.09	$0.07	$0.06
Continuing operations — diluted	0.05	0.07	0.06	0.04
Discontinued operations — basic	0.02	0.01	0.02	(0.01)
Discontinued operations — diluted	0.01	0.00	0.02	0.00
Net income attributable to CME Ltd. — basic	0.07	0.10	0.09	0.05
Net income attributable to CME Ltd. — diluted	0.06	0.07	0.08	0.04

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options	—	—	—	411
RSUs	1,013	479	1,013	698
Total	1,013	479	1,013	1,109
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2018 and 2017 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at June 30, 2018 and December 31, 2017 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Bulgaria	$23,427	$20,774	$42,860	$36,079
Czech Republic	61,028	53,371	112,562	92,845
Romania	49,594	48,570	95,555	87,514
Slovak Republic	26,770	24,624	49,723	42,964
Intersegment revenues (1)	(1,264)	(444)	(1,963)	(775)
Total net revenues	$159,555	$146,895	$298,737	$258,627

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Bulgaria	$5,622	$2,985	$8,603	$4,243
Czech Republic	28,251	25,377	43,621	36,124
Romania	24,196	22,071	43,089	36,531
Slovak Republic	3,906	7,409	5,009	8,157
Elimination	28	24	40	16
Total operating segments	62,003	57,866	100,362	85,071
Corporate	(6,346)	(6,210)	(14,038)	(12,323)
Total OIBDA	55,657	51,656	86,324	72,748
Depreciation of property, plant and equipment	(7,548)	(6,450)	(14,914)	(12,409)
Amortization of broadcast licenses and other intangibles	(2,267)	(2,053)	(4,623)	(4,162)
Operating income	45,842	43,153	66,787	56,177
Interest expense (Note 15)	(10,441)	(17,428)	(25,453)	(36,421)
Other non-operating (expense) / income, net (Note 16)	(6,936)	6,908	(2,888)	9,140
Income before tax	$28,465	$32,633	$38,446	$28,896

Total assets: (1)	June 30, 2018	December 31, 2017
Bulgaria	$136,462	$155,885
Czech Republic	773,098	842,716
Romania	294,633	307,286
Slovak Republic	150,674	149,866
Total operating segments	1,354,867	1,455,753
Corporate	24,802	24,146
Assets held for sale (Note 3)	142,623	148,156
Total assets	$1,522,292	$1,628,055

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Six Months Ended June 30,
	2018	2017
Bulgaria	$1,349	$2,019
Czech Republic	3,539	5,088
Romania	1,528	2,966
Slovak Republic	1,080	900
Total operating segments	7,496	10,973
Corporate	338	1,003
Total capital expenditures	$7,834	$11,976

Long-lived assets: (1)	June 30, 2018	December 31, 2017
Bulgaria	$8,005	$7,863
Czech Republic	39,978	46,146
Romania	28,680	28,515
Slovak Republic	17,415	17,450
Total operating segments	94,078	99,974
Corporate	2,703	3,674
Total long-lived assets	$96,781	$103,648

(1)	Reflects property, plant and equipment, net.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Revenues from contracts with customers comprised the following for the three and six months ended June 30, 2018 and 2017:

Consolidated revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Television advertising	$130,939	$120,603	$242,735	$209,656
Carriage fees and subscriptions	22,874	21,165	46,171	40,051
Other	5,742	5,127	9,831	8,920
Total net revenues	$159,555	$146,895	$298,737	$258,627
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At June 30, 2018, we had total commitments of US$ 71.3 million (December 31, 2017: US$ 99.1 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of any sublease income) and other commitments as follows:

	Programming purchase obligations	Other commitments (1)	Operating leases	Capital expenditures
2018	$12,714	$8,579	$1,603	$2,857
2019	22,412	2,971	1,096	206
2020	18,189	2,171	710	—
2021	11,092	9,352	617	—
2022	3,452	195	600	—
2023 and thereafter	3,444	113	1,809	—
Total	$71,303	$23,381	$6,435	$3,063

(1)	Other commitments are primarily comprised of digital transmission commitments and the Commitment Fee payable to Warner Media.
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings.
Two of the notes, each of which purportedly has a face value of approximately EUR 8.3 million, allegedly matured in 2015; and the other two, each of which purportedly has a face value of approximately EUR 26.2 million, allegedly matured in 2016. The four notes accrue interest from their purported maturity dates. Although Mr. Rusko has asserted, both in written responses to active claims filed in respect of three of the promissory notes as well as in subsequent oral testimony, that he signed the notes in June 2000, we do not believe that the notes were signed in June 2000 or that any of the notes are authentic.
Civil Proceedings
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the “First PN Case”), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) were terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case as well as the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the “Second PN Case”) and one of the promissory notes having a face value of approximately EUR 26.2 million (the “Third PN Case”). On April 26, 2018, the judge in the First PN Case ruled in favor of the plaintiff. Markiza has appealed that decision.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Criminal Proceedings
On May 14, 2018, Markiza filed a criminal complaint with the Office of the Special Prosecutor Office of the Slovak Republic (the “Special Prosecutor’s Office”) alleging that Mr. Kocner and Mr. Rusko committed the offenses of (1) counterfeiting, falsification, and illegal production of money and securities and (2) obstruction or perversion of justice. The Special Prosecutor’s Office opened criminal proceedings in the matter at that time.
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Subsequently, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities.
Following the initiation of these criminal proceedings, a hearing scheduled in respect of the Third PN Case was canceled and to date no further hearing has been scheduled. No hearings in the Second PN Case have been held.
Markiza is seeking to have the civil proceedings suspended until the conclusion of the criminal proceedings. In the event any of the civil proceedings are not suspended, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. On June 14, 2018, AT&T acquired the outstanding shares of Warner Media. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.7% voting interest in CME Ltd. (see Note 14, "Equity") as at June 30, 2018, as material related party transactions.
AT&T

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$4,615	$3,716	$9,933	$7,192
Interest expense	6,508	12,878	16,981	27,253

	June 30, 2018	December 31, 2017
Programming liabilities	$12,264	$20,027
Other accounts payable and accrued liabilities	143	252
Accrued interest payable (1)	2,641	6,273
Other non-current liabilities (2)	74,035	69,620

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid in cash or made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents the Commitment Fee, as well as the Guarantee Fees for which we had previously made an election to pay in kind. See Note 5, "Long-term Debt and Other Financing Arrangements".
22.    SUBSEQUENT EVENTS
On July 5, 2018, we signed an amended and restated framework agreement (the “Restated Framework Agreement”) with Slovenia Broadband S.à r.l. (the “Purchaser”), a wholly owned subsidiary of United Group B.V., amending and restating the framework agreement entered into on July 9, 2017, relating to the sale of our Croatia and Slovenia operations. Under the Restated Framework Agreement, the sale of our Croatia operations (the “Croatian Transaction”) is independent of the sale of our Slovenia operations (the “Slovenian Transaction”). The Restated Framework Agreement allocates the total cash consideration of EUR 230.0 million (approximately US$ 268.1 million) into (i) cash consideration for closing of the Croatian Transaction of EUR 85.0 million (approximately US$ 99.1 million) and (ii) cash consideration for closing of the Slovenian Transaction of EUR 145.0 million (approximately US$ 169.0 million), each on a cash-free and debt-free basis and each subject to customary working capital adjustments.
The Competition Protection Agency in Slovenia has confirmed that the Croatian Transaction does not fall within the scope of its review and the Croatian Transaction is expected to close on or about July 31, 2018, subject to the satisfaction of the remaining customary closing conditions. Closing of the Slovenian Transaction remains subject to receipt by the Purchaser of the approval of the Competition Protection Agency in Slovenia, as well as other customary closing conditions.
The Restated Framework Agreement includes certain mutual termination rights including an extension of the right of either party to terminate the Restated Framework Agreement if the transaction had not closed by September 13, 2018. If the Restated Framework Agreement is terminated by either party because closing has not occurred prior to September 13, 2018, the Purchaser is obliged to pay CME a termination fee of EUR 7.0 million (approximately US$ 8.2 million) if neither transaction has closed by such date, and approximately EUR 4.4 million (approximately US$ 5.1 million) if the Croatian Transaction has closed but the Slovenian Transaction has not closed by such date, subject to certain exceptions, including if any requisite regulatory approval has not been obtained as a result of the Purchaser being required to make a specified material divestiture as a condition to such regulatory approval.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•
"2019 Euro Loan" refers to our floating rate senior unsecured term credit facility due May 1, 2019, guaranteed by Warner Media, dated as of November 14, 2014, as amended on March 9, 2015, February 19, 2016, June 22, 2017, and February 5, 2018;

•
"2021 Euro Loan" refers to our floating rate senior unsecured term credit facility due November 1, 2021, guaranteed by Warner Media, dated as of September 30, 2015, as amended on February 19, 2016, June 22, 2017 and April 25, 2018;

•
"2023 Euro Loan" refers to our floating rate senior unsecured term credit facility due April 26, 2023, entered into by CME BV (as defined below), guaranteed by Warner Media and CME Ltd., dated as of February 19, 2016, as amended on June 22, 2017 and April 25, 2018;

•	"Euro Loans" refers collectively to the 2019 Euro Loan, 2021 Euro Loan and 2023 Euro Loan;

•
"2023 Revolving Credit Facility" refers to our revolving credit facility due April 26, 2023, dated as of May 2, 2014, as amended and restated as of February 19, 2016, and as further amended and restated on April 25, 2018;

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l., as amended on April 10, 2018 and amended and restated on July 5, 2018 for the sale of our Croatia and Slovenia operations (see Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" for further information);

•	"Guarantee Fees" refers to amounts accrued and payable to Warner Media as consideration for Warner Media's guarantees of the Euro Loans;

•
"Reimbursement Agreement" refers to our reimbursement agreement with Warner Media which provides that we will reimburse Warner Media for any amounts paid by them under any guarantee or through any loan purchase right exercised by Warner Media, dated as of November 14, 2014, as amended and restated on February 19, 2016, and as further amended and restated on April 25, 2018;

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•	"AT&T" refers to AT&T, Inc.

•	"Warner Media" refers to Warner Media, LLC. (formerly Time Warner, Inc.), a wholly owned subsidiary of AT&T; and

•	"TW Investor" refers to Time Warner Media Holdings B.V., a wholly owned subsidiary of Warner Media
The exchange rates used in this report are as at June 30, 2018, unless otherwise indicated.
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
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. On July 18, 2018, the Competition Protection Agency in Slovenia confirmed the closing of the Croatian Transaction was outside the scope of its review and we expect the Croatian Transaction will be completed on or about July 31, 2018. Accordingly, these operations are classified as held for sale and they are presented as discontinued operations for all periods in this report; and the discussion below relates to our continuing operations in the four remaining operating segments.
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
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 19, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to US GAAP financial measures, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2018 and 2017.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Net revenues	$159,555	$146,895	8.6%	0.0%	$298,737	$258,627	15.5%	3.0%
Operating income	45,842	43,153	6.2%	(1.3)%	66,787	56,177	18.9%	9.4%
Operating margin	28.7%	29.4%	(0.7) p.p.	(0.4) p.p.	22.4%	21.7%	0.7 p.p.	1.3 p.p.
OIBDA	$55,657	$51,656	7.7%	(0.2)%	$86,324	$72,748	18.7%	7.8%
OIBDA margin	34.9%	35.2%	(0.3) p.p.	(0.1) p.p.	28.9%	28.1%	0.8 p.p.	1.3 p.p.
Our consolidated net revenues were steady at constant rates in the three months ended June 30, 2018 compared to the corresponding period in 2017 as television advertising revenues and carriage fees and subscription revenues were broadly flat. Television advertising revenues grew 16% at actual rates and 3% at constant rates in the first half of 2018 compared to 2017, which drove an increase in net revenues for the first half of 2018. Television advertising spending overall in the markets of the countries in which we operate grew an estimated 4% overall at constant rates in the first half of 2018 compared to 2017.
Costs charged in arriving at OIBDA in the three and six months ended June 30, 2018 increased 9% and 14% at actual rates, respectively, due to a stronger Euro compared to the dollar, but were broadly flat at constant rates compared to the corresponding periods in 2017. Content costs increased 3% at constant rates in the second quarter and first half of 2018, while investments in popular local content were partially offset by other cost savings.

Index

Since the growth in revenue outpaced the increase in costs, our OIBDA margin increased in the six months ended June 30, 2018. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect revenues to grow at a faster pace than costs in 2018 and for the next few years, leading to continued OIBDA margin expansion year on year, although trends may vary from quarter to quarter.
The completion of the spring season in the second quarter confirmed our market leadership in all countries. In the Slovak Republic, we regained audience share and generated higher ratings compared to the first six months of last year, when our reach was initially lower as we moved the distribution of our channels exclusively to cable, satellite and IPTV platforms in that country from January 2017. We are seeing increased competition for audience share in the rest of our markets, and the FIFA World Cup also drove increased ratings of the public broadcasters in our territories during the tournament. We continue to leverage popular content we produce for our prime time schedules, and supplement that with both foreign and locally acquired content to ensure we continue to attract the largest audience in each of our countries in the most profitable manner.
Improved Capital Structure
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2019 Euro Loan from November 1, 2018 to May 1, 2019, and subsequently repaid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of that loan.
On April 25, 2018, we entered into a series of amendments which modify certain terms of the 2021 Euro Loan, the 2023 Euro Loan, the 2023 Revolving Credit Facility and the Reimbursement Agreement (collectively, the "Financing Transactions"), which were effective on April 26, 2018. The Financing Transactions reduced the rates under the pricing grid in the Reimbursement Agreement used to calculate the Guarantee Fees payable, and extended the maturity dates of each of the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility.
On April 25, 2018, Warner Media exercised 100,926,996 warrants resulting in proceeds of US$ 100.9 million, and an additional 2.4 million warrants were exercised by other shareholders during the second quarter prior to their expiration on May 2, 2018. The total number of warrants exercised between 2016 and 2018 was 113.8 million. On May 3, 2018, we used proceeds from the recent warrant exercises, together with excess cash on hand, to repay EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
Following this repayment, there is EUR 40.8 million of principal outstanding on our nearest debt maturity, and together with the continued improvement in our operations, our net leverage ratio improved to 4.4x at the end of the second quarter. With the new pricing grids applicable to the Euro Loans, our weighted average cost of borrowing was 4.1% at the end of the second quarter, down from 6.00% at the start of the year.
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017, we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l. (the "Purchaser"), a subsidiary of United Group B.V. (the "United Group"), subject to obtaining regulatory approvals and other customary closing conditions. On March 26, 2018 the Croatian Agency for Electronic Media confirmed the Divestment Transaction is permissible under Croatian media legislation. On May 7, 2018, the Purchaser received approval for the Divestment Transaction from the Croatian Competition Agency. On July 5, 2018 the Divestment Transaction was amended to allow the closing of the sale of the Croatia operations (the "Croatian Transaction") and the Slovenia operations (the "Slovenian Transaction") separately. On July 18, 2018, the Competition Protection Agency in Slovenia confirmed the closing of the Croatian Transaction was outside the scope of its review and we expect the Croatian Transaction will be completed on or about July 31, 2018. The cash purchase price for the sale of our Croatia operations is EUR 85.0 million (approximately US$ 99.1 million) plus a working capital adjustment.
Proceeds from the Croatian Transaction will be used to repay debt and related payables, including the remaining balance of the 2019 Euro Loan, resulting in our nearest debt maturity being 2021. If the Croatian Transaction had closed on June 30, 2018, this repayment of debt and related payables would have reduced our net leverage ratio from 4.4x to 4.1x at the end of the second quarter.
The Slovenian Transaction with a purchase price of EUR 145.0 million (approximately US$ 169.0 million) plus any working capital adjustment, remains subject to certain closing conditions, including regulatory approvals from the Competition Protection Agency in Slovenia. We agreed to extend the long-stop date of the Divestment Transaction to September 13, 2018, and the parties continue working to satisfy the applicable closing conditions. If the Slovenian Transaction had also closed on June 30, 2018, the incremental repayment of debt and related payables would have further reduced our net leverage ratio from 4.1x to 3.6x at the end of the second quarter.
Free Cash Flow and Unlevered Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2018	2017	Movement
Net cash generated from continuing operating activities	$75,636	$56,553	33.7%
Capital expenditures, net	(7,819)	(11,865)	34.1%
Free cash flow	67,817	44,688	51.8%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	21,531	18,191	18.4%
Cash paid for Guarantee Fees that may be paid in kind	—	1,411	(100.0)%
Unlevered free cash flow	$89,348	$64,290	39.0%

(US$ 000's)	June 30, 2018	December 31, 2017	Movement
Cash and cash equivalents	$40,447	$54,903	(26.3)%
Our unlevered free cash flow increased during the first six months of 2018 compared to the same period in 2017 reflecting higher collection of cash from receivables generated during the significant improvement in fourth quarter performance in 2017 and first quarter in 2018 when compared to the respective periods in the prior years, as well as increased prepayments from customers and lower capital expenditures. This was partially offset by higher cash paid for income taxes.
Although our interest expense decreased significantly during the six months ended June 30, 2018 compared to the prior year period, the proportion of interest expense required to be paid in cash increased. Accordingly, higher cash paid for interest and Guarantee Fees was reflected in the increase in free cash flow.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2018:

	For the Six Months Ended June 30, 2018
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.6%	3.9%	8.5%
Czech Republic	3.5%	3.8%	2.2%
Romania*	4.5%	6.0%	4.8%
Slovak Republic	3.6%	3.5%	3.6%
Total CME Ltd. Markets	3.8%	4.5%	4.1%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first six months of 2018, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Analysts forecast this trend to persist for the duration of 2018, which would make four consecutive years that growth in these territories outpaces more developed markets. Higher average wages in Romania continues to support significant growth in private consumption, and unemployment remains at historically low rates in Bulgaria and the Czech and Slovak Republics, with the Czech Republic seeing the lowest unemployment rate in the European Union. We believe the growth in real private consumption forecast for 2018 will support overall growth in the television advertising markets across the four countries where we continue to operate.
Television advertising spending in our countries decreased overall in April 2018, which we attributed to the phasing of spending compared to last year, and growth returned in May and June. We estimate that the TV advertising markets in the countries in which we operate increased by 4% on average at constant rates in the six months ended June 30, 2018 compared to the same period in 2017. In Bulgaria, we estimate the market grew due to selling more of the gross ratings points ("GRPs") produced, which was partially offset by lower average market prices. In the Czech Republic, estimated market growth was driven primarily by selling more GRPs, as advertisers spent more during the first quarter, including more advertising around the Olympics, while the market was broadly flat in the second quarter. In Romania, the market grew due to higher average prices, as well as more GRPs sold related to a new prime-time format on a competing channel. While the economy there continues to expand rapidly, we do not expect this level of growth in spending on advertising for the full year. In the Slovak Republic, the market growth resulted from higher average prices, which were partially offset by the competition selling fewer GRPs.
Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$23,427	$20,774	12.8%	4.8%	$42,860	$36,079	18.8%	7.2%
Czech Republic	61,028	53,371	14.3%	2.2%	112,562	92,845	21.2%	4.1%
Romania	49,594	48,570	2.1%	(3.5)%	95,555	87,514	9.2%	0.6%
Slovak Republic	26,770	24,624	8.7%	0.4%	49,723	42,964	15.7%	4.0%
Intersegment revenues	(1,264)	(444)	NM (1)	NM (1)	(1,963)	(775)	NM (1)	NM (1)
Total net revenues	$159,555	$146,895	8.6%	0.0%	$298,737	$258,627	15.5%	3.0%
(1)    Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$5,622	$2,985	88.3%	79.2%	$8,603	$4,243	102.8%	87.5%
Czech Republic	28,251	25,377	11.3%	(0.1)%	43,621	36,124	20.8%	5.2%
Romania	24,196	22,071	9.6%	4.0%	43,089	36,531	18.0%	9.2%
Slovak Republic	3,906	7,409	(47.3)%	(51.1)%	5,009	8,157	(38.6)%	(43.4)%
Eliminations	28	24	NM (1)	NM (1)	40	16	NM (1)	NM (1)
Total operating segments	62,003	57,866	7.1%	(1.1)%	100,362	85,071	18.0%	6.4%
Corporate	(6,346)	(6,210)	(2.2)%	8.3%	(14,038)	(12,323)	(13.9)%	1.7%
Consolidated OIBDA	$55,657	$51,656	7.7%	(0.2)%	$86,324	$72,748	18.7%	7.8%
(1)    Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$16,848	$14,542	15.9%	7.6%	$29,980	$24,311	23.3%	11.4%
Carriage fees and subscriptions	5,201	4,782	8.8%	0.9%	10,508	9,455	11.1%	(0.3)%
Other	1,378	1,450	(5.0)%	(11.0)%	2,372	2,313	2.6%	(6.7)%
Net revenues	23,427	20,774	12.8%	4.8%	42,860	36,079	18.8%	7.2%
Costs charged in arriving at OIBDA	17,805	17,789	0.1%	(7.4)%	34,257	31,836	7.6%	(3.3)%
OIBDA	$5,622	$2,985	88.3%	79.2%	$8,603	$4,243	102.8%	87.5%

OIBDA margin	24.0%	14.4%	9.6 p.p.	10.0 p.p.	20.1%	11.8%	8.3 p.p.	8.6 p.p.
The television advertising market in Bulgaria increased an estimated 9% at constant rates in the six months ended June 30, 2018 compared to the same period in 2017.
Our television advertising revenues increased significantly at constant rates in the second quarter and first half of 2018 compared to the same periods in 2017 primarily due to higher prices. Higher prices in the second quarter were partially offset by selling fewer GRPs, including as a result of the timing of some campaigns, which started earlier this year compared to 2017 and therefore were already reflected in the results of the first three months of 2018. However, we sold more GRPs overall in the first half of the year due to strong demand for advertising on television. Carriage fees and subscription revenues increased in the second quarter of 2018 compared to 2017 primarily due to price increases.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 due to lower bad debt charges and professional fees, which was partially offset by higher content costs as we launched a new telenovela on our main channel in the access-prime time slot.

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$53,996	$48,554	11.2%	(0.6)%	$99,390	$83,661	18.8%	2.1%
Carriage fees and subscriptions	3,923	2,882	36.1%	21.9%	7,843	5,521	42.1%	21.5%
Other	3,109	1,935	60.7%	45.8%	5,329	3,663	45.5%	25.4%
Net revenues	61,028	53,371	14.3%	2.2%	112,562	92,845	21.2%	4.1%
Costs charged in arriving at OIBDA	32,777	27,994	17.1%	4.4%	68,941	56,721	21.5%	3.5%
OIBDA	$28,251	$25,377	11.3%	(0.1)%	$43,621	$36,124	20.8%	5.2%

OIBDA margin	46.3%	47.5%	(1.2) p.p.	(1.1) p.p.	38.8%	38.9%	(0.1) p.p.	0.4 p.p.
The television advertising market in the Czech Republic increased an estimated 2% at constant rates in the six months ended June 30, 2018 compared to the same period in 2017.
Television advertising revenues were broadly flat at constant rates in the second quarter, reflecting a decrease in average prices that was mostly offset by selling more GRPs. The year-on-year increase in GRPs sold was higher during the first quarter of 2018 due to phasing, the Winter Olympics, and the earlier timing of the Easter holiday in 2018, which more than offset lower average prices, so television advertising revenues increased at constant rates in the first half of 2018. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the number of subscribers as well as new contracts with higher prices.
Costs charged in arriving at OIBDA increased on a constant currency basis in the second quarter and first half of 2018 compared to the same periods in 2017 due to higher content costs, which reflected higher quality local fiction productions this year compared to the schedule in 2017. This was partially offset by spending less on foreign acquired programming.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$36,797	$36,213	1.6%	(4.0)%	$70,227	$64,337	9.2%	0.6%
Carriage fees and subscriptions	11,557	11,458	0.9%	(4.5)%	23,384	21,521	8.7%	0.1%
Other	1,240	899	37.9%	30.5%	1,944	1,656	17.4%	8.1%
Net revenues	49,594	48,570	2.1%	(3.5)%	95,555	87,514	9.2%	0.6%
Costs charged in arriving at OIBDA	25,398	26,499	(4.2)%	(9.6)%	52,466	50,983	2.9%	(5.5)%
OIBDA	$24,196	$22,071	9.6%	4.0%	$43,089	$36,531	18.0%	9.2%

OIBDA margin	48.8%	45.4%	3.4 p.p.	3.5 p.p.	45.1%	41.7%	3.4 p.p.	3.6 p.p.
The television advertising market in Romania increased an estimated 5% at constant rates in the six months ended June 30, 2018 compared to the same period in 2017.
Our television advertising revenues decreased at constant rates during the second quarter from selling fewer GRPs due to lower ratings, which was partially offset by higher prices. The market remains largely sold-out in Romania and while the economy continues to expand rapidly, we expected the significant level of television advertising market growth seen in the first quarter to moderate during the remainder of 2018. During the first half of 2018 we have seen some spending shift to the lower priced competition since they generated more inventory to sell. Carriage fees and subscription revenues were lower on a constant currency basis during the quarter primarily due to subscriber audits that benefited the prior year.
Costs charged in arriving at OIBDA decreased at constant rates during the second quarter and first half of 2018 primarily due to lower content costs, from both savings on production costs for locally produced formats this year when compared to the schedule in 2017, as well as savings on foreign acquired programming. The second quarter also benefited from lower bad debt charges and the reversal of a legal accrual.

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$23,298	$21,294	9.4%	1.2%	$43,138	$37,347	15.5%	4.0%
Carriage fees and subscriptions	2,193	2,043	7.3%	(0.4)%	4,436	3,554	24.8%	12.5%
Other	1,279	1,287	(0.6)%	(10.1)%	2,149	2,063	4.2%	(8.9)%
Net revenues	26,770	24,624	8.7%	0.4%	49,723	42,964	15.7%	4.0%
Costs charged in arriving at OIBDA	22,864	17,215	32.8%	22.5%	44,714	34,807	28.5%	14.8%
OIBDA	$3,906	$7,409	(47.3)%	(51.1)%	$5,009	$8,157	(38.6)%	(43.4)%

OIBDA margin	14.6%	30.1%	(15.5) p.p.	(15.4) p.p.	10.1%	19.0%	(8.9) p.p.	(8.4) p.p.
(1)    Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 4% at constant rates in the six months ended June 30, 2018 compared to the same period in 2017.
Our television advertising revenues increased on a constant currency basis in the second quarter due to higher sponsorship revenues, which were partially offset by selling fewer GRPs related to the timing of Easter this year compared to last year. In addition, there was some impact of phasing on the part of advertisers who spent more in the second quarter of 2017 following our exit from DTT in the beginning of last year. As spending patterns returned to normal in 2018 we estimate this contributed to market contraction in the second quarter of 2018 compared to 2017, while the market maintained growth in the first half of 2018 and our revenues increased more significantly than they did in the second quarter. The change in the way our channels are distributed also resulted in a significant increase in carriage fees and subscriptions revenue in the first half of 2018 from higher prices due to certain contracts signed during the course of 2017.
On a constant currency basis, costs charged in arriving at OIBDA increased during the second quarter and first half of 2018 due to an increase in spending on content, as there were higher costs associated with a new series launched this year in the access-prime time slot. We also incurred significant legal and professional fees in the first half of the year (see Item 1, Note 20 Commitments and Contingencies).

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$130,939	$120,603	8.6%	(0.3)%
Carriage fees and subscriptions	22,874	21,165	8.1%	0.9%
Other revenue	5,742	5,127	12.0%	3.4%
Net Revenues	159,555	146,895	8.6%	0.0%
Operating expenses:
Content costs	66,905	59,698	12.1%	2.9%
Other operating costs	12,397	11,881	4.3%	(4.5)%
Depreciation of property, plant and equipment	7,548	6,450	17.0%	7.2%
Amortization of broadcast licenses and other intangibles	2,267	2,053	10.4%	(1.0)%
Cost of revenues	89,117	80,082	11.3%	2.0%
Selling, general and administrative expenses	24,596	23,660	4.0%	(4.6)%
Operating income	$45,842	$43,153	6.2%	(1.3)%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$242,735	$209,656	15.8%	3.0%
Carriage fees and subscriptions	46,171	40,051	15.3%	4.2%
Other revenue	9,831	8,920	10.2%	(2.2)%
Net Revenues	298,737	258,627	15.5%	3.0%
Operating expenses:
Content costs	136,711	118,343	15.5%	2.6%
Other operating costs	25,084	23,136	8.4%	(4.5)%
Depreciation of property, plant and equipment	14,914	12,409	20.2%	5.8%
Amortization of broadcast licenses and other intangibles	4,623	4,162	11.1%	(5.0)%
Cost of revenues	181,332	158,050	14.7%	1.6%
Selling, general and administrative expenses	50,618	44,400	14.0%	0.5%
Operating income	$66,787	$56,177	18.9%	9.4%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets for the three months ended June 30, 2018 were relatively flat as reduced spending in April was offset by increased spending in May and June as compared to the same periods in 2017. Strong market growth in the first quarter of 2018 resulted in estimated average growth of 4% at constant rates in the six months ended June 30, 2018 as compared to the same period in 2017. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three and six months ended June 30, 2018 grew approximately 1% and 4% at constant rates, respectively, as compared to the same periods in 2017 primarily due to new contracts, higher subscriber counts and increased rates. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to higher online revenues in the Czech Republic. Other revenues decreased at constant rates during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to a lower volume of production services in the Slovak Republic.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) increased during the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to the inclusion of more hours of local productions in our broadcast schedules.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased at constant rates during the three months ended June 30, 2018 compared to the same period in 2017 primarily due to payroll and related cost savings in the Slovak Republic. Other operating costs decreased at constant rates during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to reductions in transmission costs in the Slovak Republic as well as payroll and related cost savings in the Slovak Republic and Bulgaria, which were partially offset by increases to amounts paid for authors' rights in Romania.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to depreciation on machinery and equipment placed in service during 2017.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased at constant rates during the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to certain intangibles in the Czech Republic and Romania becoming fully amortized in 2017.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased at constant rates during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to lower bad debt charges in Bulgaria and the revision of a legal provision in Romania due to a change in our estimated exposure, partially offset by increased legal fees in the Slovak Republic. Selling, general and administrative expenses increased slightly at constant rates during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to increased legal fees in the Slovak Republic, offset by lower bad debt charges in Bulgaria and the revision of a legal provision in Romania due to a change in our estimated exposure.
Selling, general and administrative expenses for three and six months ended June 30, 2018 and 2017 also include charges in respect of non-cash stock-based compensation (see Item 1, Note 17, "Stock-based Compensation"). Non-cash stock-based compensation charges for the three and six months ended June 30, 2018 and 2017 were US$ 1.1 million and US$ 2.2 million; and US$ 0.8 million and US$ 1.6 million, respectively.
Operating income: Operating income during the three months ended June 30, 2018 decreased slightly at constant rates compared to the same period in 2017 primarily due to increases in content costs and depreciation which outpaced decreases in other operating costs and selling, general and administrative expenses. Operating income during the six months ended June 30, 2018 increased compared to the same period in 2017 primarily due to increases in television advertising and carriage fee revenues, which outpaced the increase in content costs; and due to reductions in other operating costs. Our operating margin, which is determined as operating income divided by net revenues, was 28.7% and 22.4% for the three and six months ended June 30, 2018 compared to 29.4% and 21.7% for the three and six months ended June 30, 2017.
Other income / (expense):

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Interest expense	$(10,441)	$(17,428)	40.1%	$(25,453)	$(36,421)	30.1%
Other non-operating (expense) / income:
Interest income	204	110	85.5%	346	187	85.0%
Foreign currency exchange (loss) / gain, net	(6,054)	7,864	NM (1)	(1,788)	9,476	NM (1)
Change in fair value of derivatives	(1,101)	(1,100)	(0.1)%	(1,329)	(732)	(81.6)%
Loss on extinguishment of debt	(179)	—	NM (1)	(288)	—	NM (1)
Other income, net	194	34	NM (1)	171	209	(18.2)%
Provision for income taxes	(7,140)	(7,368)	3.1%	(11,037)	(9,613)	(14.8)%
Income / (loss) from discontinued operations, net of tax	4,700	2,533	85.6%	5,688	(2,759)	NM (1)
Net loss attributable to noncontrolling interests	16	137	(88.3)%	194	346	(43.9)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and six months ended June 30, 2018 decreased compared to the same periods in 2017 due to the repricing of our Guarantee Fees in April 2018, principal repayments of the 2019 Euro Loan and due to reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
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
During the six months ended June 30, 2018, we recognized a net loss of US$ 1.8 million comprised of transaction losses of US$ 1.2 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 2.5 million on our long-term debt and other financing arrangements and transaction gains of US$ 1.9 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
During the six months ended June 30, 2017, we recognized a net gain of US$ 9.5 million comprised of transaction gains of US$ 1.9 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 5.3 million on our long-term debt and other financing arrangements and transaction gains of US$ 2.3 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During the three and six months ended June 30, 2018, we recognized losses as a result of the change in the fair value of our interest rate swaps that are not designated as hedging instruments. During the three and six months ended June 30, 2017, we recognized losses as a result of the change in the fair value of our since settled USD/EUR foreign currency forward contracts. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Loss on extinguishment of debt: During the three and six months ended June 30, 2018, we recognized losses on extinguishment of debt related to our repayments of EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) and EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the 2019 Euro Loan.
Other income, net: Our other income / expense, net during the three and six months ended June 30, 2018 and 2017 was not material.

Index

Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2018 reflects income tax charges on profits in the Czech Republic and Romania and the impact of losses on which no tax benefit has been received. The provision for income taxes for the three and six months ended June 30, 2017 reflects losses on which no tax benefit has been received and an income tax charge on profits in the Czech Republic, Romania and the Slovak Republic.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic and 21% in the Slovak Republic.
Income / (loss) from discontinued operations, net of tax: Income / (loss) from discontinued operations, net of tax for the three and six months ended June 30, 2018 and 2017 is comprised of the results of the Croatia and Slovenia operations as well as the allocation of interest expense and Guarantee Fees from the 2019 Euro Loan and 2021 Euro Loan and transaction costs. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" and Note 5, "Long-term Debt and Other Financing Arrangements".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and six months ended June 30, 2018 and 2017 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive income / (loss):

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Currency translation adjustment, net	$(34,629)	$30,904	NM (1)	$(22,844)	$32,976	NM (1)
Unrealized (loss) / gain on derivative instruments	(3,119)	(40)	NM (1)	(2,928)	1,218	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Other comprehensive income / (loss) due to currency translation adjustment, net comprised the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Foreign exchange (loss) / gain on intercompany transactions	$(5,055)	$5,896	NM (1)	$(3,524)	$6,682	NM (1)
Foreign exchange (loss) / gain on the Series B Preferred Shares	(14,828)	15,485	NM (1)	(7,677)	20,451	NM (1)
Currency translation adjustment	(14,746)	9,523	NM (1)	(11,643)	5,843	NM (1)
Currency translation adjustment, net	$(34,629)	$30,904	NM (1)	$(22,844)	$32,976	NM (1)

(1)	Number is not meaningful.
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

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2018 and June 30, 2017.
Percent Change During the Six Months Ended June 30, 2018
Percent Change During the Six Months Ended June 30, 2017
Unrealized (loss) / gain on derivative instruments: The (losses) / gains on derivatives classified as cash flow hedges of the 2021 and 2023 Euro Loans, which are recognized in accumulated other comprehensive income / (loss), for the three and six months ended June 30, 2018 and 2017 are due to the effective portion of the changes in the fair value of our interest rate swaps on the 2021 and 2023 Euro Loans. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at June 30, 2018 and December 31, 2017:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2018	December 31, 2017	% Act	% Lfl
Current assets	$435,903	$464,774	(6.2)%	(3.3)%
Non-current assets	1,086,389	1,163,281	(6.6)%	(2.8)%
Current liabilities	223,251	188,264	18.6%	22.5%
Non-current liabilities	925,754	1,180,968	(21.6)%	(19.5)%
Temporary equity	269,370	264,593	1.8%	1.8%
CME Ltd. shareholders’ equity / (deficit)	103,869	(5,788)	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	48	18	166.7%	(79.1)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2017, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at June 30, 2018 decreased from December 31, 2017 primarily due to a reduction in cash following repayments of our long-term debt, partially offset by cash received from the exercise of warrants.
Non-current assets: Non-current assets at June 30, 2018 decreased from December 31, 2017 primarily due to amortization of own produced program rights related to significant projects aired during 2018, as well as depreciation of property, plant and equipment and amortization of broadcast licenses in the Czech Republic, partially offset by additions to property, plant and equipment.
Current liabilities: Excluding the impact of liabilities held for sale, current liabilities at June 30, 2018 increased from December 31, 2017 primarily due to the reclassification of the 2019 Euro Loan from non-current liabilities as it will mature on May 1, 2019 as well as higher deferred revenue from customer prepayments on their fall 2018 advertising campaigns, partially offset by lower accounts payable and accrued liabilities.
Non-current liabilities: Non-current liabilities at June 30, 2018 decreased from December 31, 2017 primarily due to repayments of the 2019 Euro Loan and its reclassification to current liabilities. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at June 30, 2018 and December 31, 2017 represents the accreted value of the Series B Preferred Shares issued to TW Investor on June 25, 2013.
CME Ltd. shareholders’ equity / (deficit): The increase in shareholders' equity primarily reflects the exercise of warrants and net income attributable to CME Ltd. during the six months ended June 30, 2018 partially offset by the impact of currency translation adjustments in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at June 30, 2018 decreased at constant rates from December 31, 2017 due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 14.5 million during the six months ended June 30, 2018. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2018	2017
Net cash generated from continuing operating activities	$75,636	$56,553
Net cash used in continuing investing activities	(7,819)	(11,865)
Net cash (used in) / provided by continuing financing activities	(91,848)	2,033
Net cash provided by / (used in) discontinued operations	10,012	(5,127)
Impact of exchange rate fluctuations on cash and cash equivalents	(437)	5,787
Net (decrease) / increase in cash and cash equivalents	$(14,456)	$47,381
Operating Activities
The increase in net cash generated from continuing operations during the six months ended June 30, 2018 when compared to the same period in 2017 reflects higher collection of cash from receivables generated during the significant improvement in fourth quarter performance in 2017 and first quarter in 2018 when compared to the respective periods in the prior years as well as increased prepayments from customers, partially offset by higher cash paid for income taxes during the six months ended June 30, 2018 compared to the same period in 2017. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 21.5 million during the six months ended June 30, 2018 compared to US$ 19.6 million during the six months ended June 30, 2017.
Investing Activities
Our net cash used in continuing investing activities decreased for the six months ended June 30, 2018 and 2017 primarily due to the timing of capital expenditures for property, plant and equipment and increases in capital leasing.

Index

Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2018 primarily reflects principal repayments made on our 2019 Euro Loan, partially offset by cash received from the exercise of warrants. Cash provided by continuing financing activities during the six months ended June 30, 2017 primarily reflected proceeds from a sale-leaseback transaction entered into in Romania and proceeds from the exercise of warrants, partly offset by payments made under capital lease agreements.
Discontinued Operations
The increase in net cash provided by / (used in) discontinued operations during the six months ended June 30, 2018 reflects the collection of cash from receivables generated during the significant performance improvement in fourth quarter in 2017 when compared to 2016 and increased prepayments from customers offset by lower cash paid for interest and Guarantee Fees associated with the 2019 Euro Loan and the 2021 Euro Loan, which were allocated to Net cash provided by / (used in) discontinued operations - operating activities in our condensed consolidated statements of cash flows. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale".
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. In addition, we expect to receive proceeds from the Divestment Transaction. As at June 30, 2018, we also had available the aggregate principal amount under the 2023 Revolving Credit Facility of US$ 75.0 million (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2018 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$868,446	$47,565	$—	$820,881	$—
Long-term debt – interest	231,011	38,526	73,037	119,448	—
Unconditional purchase obligations	74,366	28,271	31,879	10,935	3,281
Operating leases	6,435	2,090	1,468	1,200	1,677
Capital lease obligations	10,758	3,704	6,087	967	—
Other long-term obligations	23,381	10,147	3,692	9,526	16
Total contractual obligations	$1,214,397	$130,303	$116,163	$962,957	$4,974
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at June 30, 2018.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2018, we had commitments in respect of future programming of US$ 71.3 million. This includes contracts signed with license periods starting after June 30, 2018.
Operating Leases
For more information on our operating lease commitments, see Item 1, Note 20, "Commitments and Contingencies".
Other Long-Term Obligations
Other long-term obligations are primarily comprised of digital transmission commitments and the Commitment Fee payable to Warner Media.
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

Index

IV (d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. Since 2015, our cash flow from operating activities has been positive and our cost of borrowing has consistently decreased. In the first half of 2018, net cash generated from continuing operations and unlevered free cash flow were US$ 75.6 million and US$ 89.3 million, respectively, compared to US$ 56.6 million and US$ 64.3 million in the first half of 2017 (See Section II, Overview). As at June 30, 2018, we had US$ 40.4 million in cash and cash equivalents.
On April 25, 2018, Warner Media and TW Investor exercised 100,926,996 warrants at US$ 1.00 per share. We applied the US$ 100.9 million proceeds and together with cash from operations to repay EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal of the 2019 Euro Loan, reducing the outstanding amount to EUR 40.8 million (approximately US$ 47.6 million). Following the closing of the Croatian Transaction, which is expected to occur on July 31, 2018, we will use the proceeds of approximately US$ 100.0 million to pay down the remainder of the 2019 Euro Loan and apply the remaining proceeds to repay the accrued Commitment Fee and Guarantee Fees previously paid in kind as well as a portion of the principal balance of the 2021 Euro Loan. As a result, our nearest debt maturity will be on November 1, 2021.
Upon closing of the Slovenian Transaction, we plan to use the proceeds to repay a significant portion of the outstanding principal amount of the 2021 Euro Loan. In the event that neither the Croatian Transaction nor the Slovenian Transaction closes, we expect to be able to repay the current outstanding balance of 2019 Euro Loan from the cash generated from the business prior to its maturity on May 1, 2019.
As at June 30, 2018, our net leverage improved to 4.4x (compared to 4.8x as at March 31, 2018). The weighted average all-in rate (comprising interest and Guarantee Fees) applicable to the Euro Loans is approximately 4.1%, all of which is payable in cash. We expect the all-in rates to decline further upon additional deleveraging following the closing of the Croatian Transaction and the Slovenian Transaction and improvements in our operating results.
In addition, while we expect our unlevered free cash flow to grow due to continuous improvement in our operating results, we anticipate the amounts of cash paid for income taxes will continue to increase in 2018 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous tax losses were utilized.
Credit ratings and future debt issuances
Our corporate credit is rated B1 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's with a positive outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Warner Media is not as strong, or the strategic importance of CME to Warner Media is not as significant as it has been in the past.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:
Interest Rate Swaps
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our Euro Loans. These interest rate swaps, certain of which are designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at June 30, 2018.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
June 30, 2018:

Expected Maturity Dates	2018	2019	2020	2021		2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	40,800	—	235,335		—	468,800
Average interest rate (1)	—	1.28%	—	1.28%		—	1.28%

Interest Rate Swaps (000's):
Variable to fixed (EUR)	40,800	235,335	—	704,135	(2)	—	468,800	(3)
Average pay rate	0.14%	0.31%	—	0.34%		—	0.97%
Average receive rate	—%	—%	—	—%		—	—%

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2019 Euro Loan and the 2021 Euro Loan was 3.75% per annum and the all-in borrowing rate on the 2023 Euro Loan was 4.25% per annum as of June 30, 2018.

(2)
The interest rate swaps maturing in 2021 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2019. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

(3)
The interest rate swaps maturing in 2023 are forward starting to coincide with the maturity date of the interest rate swaps originally maturing in 2021. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

December 31, 2017:

Expected Maturity Dates	2018	2019	2020	2021	2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	200,800	235,335	—	468,800	—	—
Average interest rate (1)	1.50%	1.50%	—	1.50%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	200,800	235,335	—	468,800	—	—
Average pay rate	0.14%	0.31%	—	0.28%	—	—
Average receive rate	—%	—%	—	—%	—	—

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans. As of December 31, 2017, the all-in borrowing rate on each of the Euro Loans was 6.0% per annum.

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At June 30, 2018, no forward foreign exchange contracts were outstanding.
Interest Rate Risk Management
The Euro Loans each bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 1, Note 12, "Financial Instruments and Fair Value Measurements").
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. The notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and to a former associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings.
Two of the notes, each of which purportedly has a face value of approximately EUR 8.3 million, allegedly matured in 2015; and the other two, each of which purportedly has a face value of approximately EUR 26.2 million, allegedly matured in 2016. The four notes accrue interest from their purported maturity dates. Although Mr. Rusko has asserted, both in written responses to active claims filed in respect of three of the promissory notes as well as in subsequent oral testimony, that he signed the notes in June 2000, we do not believe that the notes were signed in June 2000 or that any of the notes are authentic.
Civil Proceedings
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the “First PN Case”), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) were terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case as well as the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the “Second PN Case”) and one of the promissory notes having a face value of approximately EUR 26.2 million (the “Third PN Case”). On April 26, 2018, the judge in the First PN Case ruled in favor of the plaintiff. Markiza has appealed that decision.
Criminal Proceedings
On May 14, 2018, Markiza filed a criminal complaint with the Office of the Special Prosecutor Office of the Slovak Republic (the “Special Prosecutor’s Office”) alleging that Mr. Kocner and Mr. Rusko committed the offenses of (1) counterfeiting, falsification, and illegal production of money and securities and (2) obstruction or perversion of justice. The Special Prosecutor’s Office opened criminal proceedings in the matter at that time.
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Subsequently, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities.
Following the initiation of these criminal proceedings, a hearing scheduled in respect of the Third PN Case was canceled and to date no further hearing has been scheduled. No hearings in the Second PN Case have been held.
Markiza is seeking to have the civil proceedings suspended until the conclusion of the criminal proceedings. In the event any of the civil proceedings are not suspended, Markiza will continue to vigorously defend the claims.
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

Index

Risks Relating to Our Financial Position
Changes in global or regional economic conditions may adversely affect our financial position and results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the current growth trends will continue in the future. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. Trade tensions have been increasing between the United States and Europe which may result in the imposition of tariffs on auto exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Changes to the quantitative easing program implemented by the European Central Bank ("ECB") and the impact on the region of the United Kingdom’s exit from the European Union (“EU”) may adversely affect our financial position and results of operations.
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone, including strong growth in 2017, has been helped by the ECB’s quantitative easing program which was recalibrated in January 2018. Citing improved economic conditions, the ECB has confirmed plans to reduce and then end its quantitative easing program by the end of December 2018. The tapering of quantitative easing may adversely impact future growth in Eurozone countries, including the countries we operate in which would negatively impact our business.
On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", triggering a two-year period to finalize the terms for its leaving the EU. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that a more protracted process to set those terms would have a more prolonged economic impact. In addition, if other countries seek to leave the EU, that would increase uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
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
We have significant debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if the Divestment Transaction does not close and cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part I, Item 1, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 22, "Subsequent Events".

Index

We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 365 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2023 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 10% plus LIBOR or 9% plus the alternate base rate on the date that is 365 days following such change of control. Following the repayment of a portion of the outstanding principal of the 2019 Euro Loan with proceeds from the warrant exercises, we intend to repay the remainder of the 2019 Euro Loan at or prior to its maturity on May 1, 2019 with cash flows from operations and the expected proceeds from the Divestment Transaction. Pursuant to the Reimbursement Agreement, all commitments under the 2023 Revolving Credit Facility terminate on the refinancing of any Euro Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
If the Divestment Transaction fails to complete or is terminated, we may need to find alternative sources of funds to repay certain of our indebtedness
On July 9, 2017, we entered into a framework agreement (the “Framework Agreement”) with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations (the "Divestment Transaction") for cash consideration of EUR 230.0 million (approximately US$ 268.1 million), subject to customary working capital adjustments as well as the receipt of regulatory approvals and the satisfaction of other customary closing conditions. On July 5, 2018, the terms of the Framework Agreement were amended and restated (the “Restated Framework Agreement”) to provide that the sale of our Croatia operations (the "Croatian Transaction") is independent from the sale of our Slovenia operations (the "Slovenian Transaction"). In addition, the date after which we and the Purchaser may terminate the Restated Framework Agreement if neither transaction has closed has been extended until September 13, 2018 (the "Long Stop Date"). There is no guarantee that all necessary regulatory approvals required to close the sale of our Slovenia operations will be obtained by the Long Stop Date. In the event the Croatian Transaction has not closed by the Long Stop Date, the required regulatory approvals for the Slovenian Transaction are not obtained by the Long Stop Date or the parties have not otherwise agreed to extend that date, both we and the Purchaser have the right to terminate the Restated Framework Agreement on notice to the other party. If the Croatian Transaction or the Slovenian Transaction does not close or is terminated, we would not be able to repay indebtedness we planned to repay with expected proceeds of such transactions (see "We may be unable to refinance our existing indebtedness and may not be able to obtain favorable refinancing terms" above).
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
Pursuant to the Reimbursement Agreement and the 2023 Revolving Credit Facility, we pledged all of the shares of CME NV and of CME BV, which together own all of our interests in our operating subsidiaries, in favor of Warner Media as security for this indebtedness. If we or these subsidiaries were to default under the terms of any of the relevant agreements, Warner Media would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
Fluctuations in exchange rates may continue to adversely affect our results of operations.
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. Any strengthening of the dollar will have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relates to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
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
Moody’s Investors Service rates our corporate credit as B1 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (currently with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Warner Media is not as strong, or the strategic importance of CME to Warner Media is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
We generate most of our revenues from the sale of our advertising airtime on television channels in our markets. Television competes with various other media, such as print, radio, the internet and outdoor advertising, for advertising spending. In all of the countries in which we operate, television constitutes the single largest component of all advertising spending. There can be no assurance that the television advertising market will maintain its current position among advertising media in our markets. Furthermore, there can be no assurances that changes in the regulatory environment or improvements in technology will not favor other advertising media or other television broadcasters. Increases in competition among advertising media arising from the development of new forms of advertising media and distribution could result in a decline in the appeal of television as an advertising medium generally or of our channels specifically. A decline in television advertising spending as a component of total advertising spending in any period or in specific markets would have an adverse effect on our financial position, results of operations and cash flows.

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
Our revenue-generating operations are located in Central and Eastern Europe and we may be significantly affected by risks that may be different to those posed by investments in more developed markets. These risks include, but are not limited to, social and political instability, changes in local regulatory requirements including restrictions on foreign ownership, inconsistent regulatory or judicial practice, corruption and increased taxes and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership, as well as to the influence of commercial and governmental actors. This may result in inconsistent application of tax and legal regulations, arbitrary or biased treatment, and other general business risks as well as social or political instability or disruptions and the potential for political influence on the media. The relative level of development of our markets, the risk of corruption, and the influence of local commercial and governmental actors also present a potential for biased or unfair treatment of us before regulators or courts in the event of disputes. If such a dispute occurs, those regulators or courts may not act with integrity or may favor local interests over our interests. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs and other levies as well as longer payment cycles. Ultimately, the occurrence of any of these could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
Following the completion of the AT&T and Time Warner, Inc. merger on June 14, 2018, AT&T, through its wholly owned subsidiaries Warner Media and TW Investor, is the largest beneficial owner of shares of our Class A common stock, holding 162,334,771 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and on April 25, 2018, Warner Media (formerly Time Warner, Inc. at date of exercise) exercised warrants to acquire 100,926,996 shares of our Class A common stock. The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into shares of Class A common stock at the option of Warner Media (subject to certain exceptions). As of June 30, 2018, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock. Warner Media has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. For additional information on the Series A Preferred Shares, Series B Preferred Shares and warrants, see Part I, Item 1, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
We cannot predict what effect, if any, the entry into trading of previously issued unregistered shares of Class A common stock will have on the market price of our shares. We may also issue additional shares of Class A common stock or securities convertible into our equity in the future. If more shares of our Class A common stock (or securities convertible into or exchangeable for shares of our Class A common stock) are issued to Warner Media, the economic interests of current shareholders may be diluted and the price of our shares may be adversely affected.
The interests of AT&T may conflict with the interests of other investors.
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 76.0%. In connection with the exercise of the warrants by Warner Media and TW Investor, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. In addition to the Warrant Shares subject to the standing proxies, AT&T beneficially owns 61,407,775 shares of Class A common stock and one share of the Series A Preferred Stock, which is entitled to one vote for each of the 11,211,449 shares of Class A common stock underlying it. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions.
We are also party to an amended investor rights agreement with Warner Media and the other parties thereto under which, among other things, Warner Media was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. Warner Media is also our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility (when drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Warner Media may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of AT&T as our largest beneficial owner could be in conflict with the interests of minority shareholders.

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
10.01*
Amended & Restated Framework Agreement, dated July 5, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on July 11, 2018).

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
*Previously filed exhibit.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central European Media Enterprises Ltd.
Date:	July 24, 2018	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer