Form 10-Q
period 2018-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2018-10-18
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2018
Class A Common Stock, par value $0.08	252,853,554

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended September 30, 2018

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$56,003	$54,903
Accounts receivable, net (Note 7)	129,562	158,903
Program rights, net (Note 6)	70,661	69,706
Other current assets (Note 8)	35,166	33,106
Assets held for sale (Note 3)	80,193	148,156
Total current assets	371,585	464,774
Non-current assets
Property, plant and equipment, net (Note 9)	99,362	103,648
Program rights, net (Note 6)	160,344	182,170
Goodwill (Note 4)	690,016	712,359
Other intangible assets, net (Note 4)	136,797	148,235
Other non-current assets (Note 8)	13,352	16,869
Total non-current assets	1,099,871	1,163,281
Total assets	$1,471,456	$1,628,055

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$121,701	$143,893
Current portion of long-term debt and other financing arrangements (Note 5)	4,392	2,960
Other current liabilities (Note 11)	23,122	9,280
Liabilities held for sale (Note 3)	13,522	32,131
Total current liabilities	162,737	188,264
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	789,161	1,085,714
Other non-current liabilities (Note 11)	61,589	95,254
Total non-current liabilities	850,750	1,180,968
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2017 - 200,000) (Note 13)	269,370	264,593
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2017 – one)	—	—
252,835,615 shares of Class A Common Stock of $0.08 each (December 31, 2017 – 145,486,497)	20,227	11,639
Nil shares of Class B Common Stock of $0.08 each (December 31, 2017 – nil)	—	—
Additional paid-in capital	2,002,574	1,905,779
Accumulated deficit	(1,633,906)	(1,735,768)
Accumulated other comprehensive loss	(200,318)	(187,438)
Total CME Ltd. shareholders’ equity / (deficit)	188,577	(5,788)
Noncontrolling interests	22	18
Total equity / (deficit)	188,599	(5,770)
Total liabilities and equity	$1,471,456	$1,628,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$123,522	$119,431	$422,259	$378,058
Operating expenses:
Content costs	53,214	55,871	189,925	174,214
Other operating costs	11,789	12,612	36,873	35,747
Depreciation of property, plant and equipment	7,265	6,936	22,179	19,345
Amortization of broadcast licenses and other intangibles	2,216	2,187	6,839	6,349
Cost of revenues	74,484	77,606	255,816	235,655
Selling, general and administrative expenses	28,072	25,803	78,690	70,204
Operating income	20,966	16,022	87,753	72,199
Interest expense (Note 15)	(8,437)	(18,352)	(33,890)	(54,773)
Other non-operating income / (expense), net (Note 16)	1,571	3,542	(1,317)	12,682
Income before tax	14,100	1,212	52,546	30,108
Provision for income taxes	(3,190)	(3,157)	(14,227)	(12,770)
Income / (loss) from continuing operations	10,910	(1,945)	38,319	17,338
Income / (loss) from discontinued operations, net of tax (Note 3)	57,581	(5,988)	63,269	(8,747)
Net income / (loss)	68,491	(7,933)	101,588	8,591
Net loss attributable to noncontrolling interests	80	188	274	534
Net income / (loss) attributable to CME Ltd.	$68,571	$(7,745)	$101,862	$9,125

Net income / (loss)	$68,491	$(7,933)	$101,588	$8,591
Other comprehensive income / (loss)
Currency translation adjustment	12,137	9,227	(10,707)	42,203
Unrealized gain / (loss) on derivative instruments (Note 12)	1,033	(135)	(1,895)	1,083
Total other comprehensive income / (loss)	13,170	9,092	(12,602)	43,286
Comprehensive income	81,661	1,159	88,986	51,877
Comprehensive loss / (income) attributable to noncontrolling interests	26	439	(4)	1,330
Comprehensive income attributable to CME Ltd.	$81,687	$1,598	$88,982	$53,207

PER SHARE DATA (Note 18):
Net income / (loss) per share:
Continuing operations — basic	$0.03	$(0.03)	$0.10	$0.04
Continuing operations — diluted	0.03	(0.03)	0.09	0.03
Discontinued operations — basic	0.15	(0.04)	0.19	(0.03)
Discontinued operations — diluted	0.15	(0.04)	0.18	(0.02)
Net income / (loss) attributable to CME Ltd. — basic	0.18	(0.07)	0.29	0.01
Net income / (loss) attributable to CME Ltd. — diluted	0.18	(0.07)	0.27	0.01

Weighted average common shares used in computing per share amounts (000’s):
Basic	263,829	156,189	219,267	155,579
Diluted	264,940	156,189	255,265	233,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total (Deficit) / Equity
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	6,138	—	—	—	6,138
Exercise of warrants (Note 14)	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock-based compensation	—	—	1,696,717	136	—	—	(136)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(1,630)	—	—	—	(1,630)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	101,862	—	(274)	101,588
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,895)	—	(1,895)
Currency translation adjustment	—	—	—	—	—	—	—	—	(10,985)	278	(10,707)
BALANCE September 30, 2018	1	$—	252,835,615	$20,227	—	$—	$2,002,574	$(1,633,906)	$(200,318)	$22	$188,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,588	$8,591
Adjustments to reconcile net income to net cash generated from continuing operating activities:
(Income) / loss from discontinued operations, net of tax (Note 3)	(63,269)	8,747
Amortization of program rights	189,925	174,214
Depreciation and other amortization	32,515	29,976
Interest and related Guarantee Fees paid in kind	2,934	14,733
Loss on extinguishment of debt (Note 16)	415	101
Loss / (gain) on disposal of fixed assets	7	(68)
Deferred income taxes	(249)	(1,300)
Stock-based compensation (Note 17)	6,026	2,044
Change in fair value of derivatives	869	1,204
Foreign currency exchange loss / (gain), net	2,404	(12,459)
Changes in assets and liabilities:
Accounts receivable, net	24,735	35,280
Accounts payable and accrued liabilities	(945)	(5,435)
Program rights	(190,277)	(183,625)
Other assets and liabilities	(70)	(1,559)
Accrued interest	(27,764)	10,668
Income taxes payable	(9,230)	991
Deferred revenue	16,240	11,645
VAT and other taxes payable	(920)	(3,110)
Net cash generated from continuing operating activities	$84,934	$90,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(12,098)	$(16,389)
Disposal of property, plant and equipment	20	139
Net cash used in continuing investing activities	$(12,078)	$(16,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(270,780)	$(59,060)
Debt transaction costs	(10,746)	(106)
Payment of credit facilities and capital leases	(3,016)	(1,757)
Proceeds from exercise of warrants	105,652	563
Proceeds from sale-leaseback transactions	—	2,746
Payments of withholding tax on net share settlement of share-based compensation	(1,630)	(168)
Net cash used in continuing financing activities	$(180,520)	$(57,782)

Net cash provided by discontinued operations - operating activities	13,253	3,273
Net cash provided by / (used in) discontinued operations - investing activities	97,774	(3,125)
Net cash used in discontinued operations - financing activities	(231)	(210)

Impact of exchange rate fluctuations on cash and cash equivalents	(2,032)	9,884
Net increase in cash and cash equivalents	$1,100	$26,428
CASH AND CASH EQUIVALENTS, beginning of period	54,903	40,606
CASH AND CASH EQUIVALENTS, end of period	$56,003	$67,034

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$24,907	$22,206
Cash paid for Guarantee Fees previously paid in kind	28,066	—
Cash paid for Guarantee Fees that may be paid in kind	—	1,411
Cash paid for income taxes, net of refunds	23,739	12,380

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$4,777	$7,216
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
2.    BASIS OF PRESENTATION
The terms the “Company”, “we”, “us”, and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to “US$”, “USD” or “dollars” are to U.S. dollars, all references to “BGN” are to the Bulgarian leva, all references to “CZK” are to the Czech koruna, all references to “RON” are to the New Romanian lei, and all references to “Euro” or “EUR” are to the European Union Euro. Where applicable, prior period presentation has been modified to conform to current year presentation.
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of taxes assessed by a government authority that are both imposed on and concurrent with the specific revenue-producing transaction and collected from the customer. The timing of revenue recognition may differ from the timing of invoicing to customers. We defer the recognition of revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. We record a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Invoicing typically occurs on a monthly basis and customers are obliged to pay within 30 to 60 days of issuance. For certain services and customer types, we require payment before the services are provided.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our principal revenue streams and their respective accounting treatments are discussed below:
Television advertising revenues primarily result from the sale of advertising time. Television advertising revenues are earned as the commercials are aired. In many countries, we commit to provide advertisers with certain rating levels in connection with their advertising. Revenue is recorded based on a charge per Gross Rating Point ("GRP") ordered during the month, net of estimated shortfalls. Discounts and agency commissions on television advertising revenue are recognized on a monthly basis and are reflected as a reduction to gross revenue. These amounts are known in advance or can be reasonably estimated based on historical practice.
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
Discontinued Operations and Assets Held for Sale
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not the carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation qualifies for held-for-sale accounting. Management judgment is required to (1) assess the criteria required to qualify for held-for-sale accounting, and (2) estimate fair value. Both our Croatia operations and Slovenia operations are presented as discontinued operations for all periods in this report. Following the sale of our Croatia operations on July 31, 2018, only the Slovenia operations are classified as held for sale for the period ended September 30, 2018. See Note 3, "Discontinued Operations and Assets Held for Sale".
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
Seasonality
We experience seasonality, with advertising sales tending to be lowest during the third quarter of each calendar year due to the summer holiday period (typically July and August), and highest during the fourth quarter of each calendar year due to the winter holiday season.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2018, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under legacy guidance. Based on our assessment of the guidance in ASC 606, our method of recognizing revenue did not change. Furthermore, we did not record an adjustment to opening retained earnings as of January 1, 2018 and there was no impact to revenues for the three and nine months ended September 30, 2018.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Recent Accounting Pronouncements Issued
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset, with an available exception for leases shorter than twelve months. The guidance is effective for our fiscal year beginning January 1, 2019. We have completed our primary assessment of the impact the guidance is anticipated to have on our operating segments, controls and related IT systems and are in the process of making changes to ensure effective application and disclosure by the transition date.
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
In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as hosting arrangements that include an internal use software license. We expect to early adopt this guidance in the fourth quarter of 2018 with minimal immediate impact anticipated.
3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations for cash consideration of EUR 230.0 million (the "Divestment Transaction"), subject to customary working capital adjustments.
On July 5, 2018 we signed an amended and restated framework agreement (the “Restated Framework Agreement”), which bifurcated the Divestment Transaction into individual transactions for our Croatia operations (the "Croatian Transaction") and our Slovenia operations (the "Slovenian Transaction"). On July 31, 2018, we completed the Croatian Transaction for proceeds of EUR 86.4 million (approximately US$ 101.4 million at July 31, 2018 rates), resulting in a gain on sale of US$ 58.4 million. Under the Restated Framework Agreement, cash consideration of EUR 145.0 million (approximately US$ 167.9 million) has been allocated to the closing of the Slovenian Transaction which is expected to close subject to obtaining the remaining regulatory approvals from the Competition Protection Agency in Slovenia as well as the satisfaction of other customary closing conditions. If the Restated Framework Agreement is terminated by either party because closing of the Slovenian Transaction has not occurred as of October 31, 2018 (extended from September 13, 2018), we would receive a termination fee of approximately EUR 4.4 million (approximately US$ 5.1 million), subject to certain exceptions, including if any requisite regulatory approval has not been obtained as a result of the Purchaser being required to make a specified material divestiture as a condition to such regulatory approval.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
Assets held for sale
Cash and cash equivalents	$3,475	$8,784
Accounts receivable, net	15,973	43,540
Program rights, net	36,879	62,017
Property, plant and equipment, net	14,832	22,870
Other assets	9,034	10,945
Total assets held for sale	$80,193	$148,156

Liabilities held for sale
Accounts payable and accrued liabilities	$12,097	$30,073
Other liabilities	1,425	2,058
Total liabilities held for sale	$13,522	$32,131

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Income / (loss) from discontinued operations, net of tax, comprised the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$16,899	$22,742	$90,281	$80,973
Cost of revenues	12,804	18,893	61,302	61,120
Selling, general and administrative expenses	3,007	5,394	13,768	14,484
Operating income / (loss)	1,088	(1,545)	15,211	5,369
Interest expense (1)	(1,848)	(4,913)	(9,082)	(14,220)
Other non-operating income, net	21	294	298	621
(Loss) / income from discontinued operations, before tax, before gain on sale	(739)	(6,164)	6,427	(8,230)
Gain on sale of divested businesses	58,442	—	58,442	—
Income / (loss) from discontinued operations, before tax	57,703	(6,164)	64,869	(8,230)
(Provision) / credit for income taxes	(122)	176	(1,600)	(517)
Income / (loss) from discontinued operations, net of tax	$57,581	$(5,988)	$63,269	$(8,747)

(1)
For the nine months ended September 30, 2018 and 2017, we paid US$ 12.0 million and US$ 9.6 million, respectively, of interest and Guarantee Fees associated with the 2019 Euro Loan and the 2021 Euro Loan (each as defined in Note 5, "Long-term Debt and Other Financing Arrangements"). These payments were allocated to Net cash provided by discontinued operations - operating activities in our condensed consolidated statements of cash flows as we are required to apply the proceeds from the Divestment Transaction towards the repayment of debt and related obligations.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2018 and December 31, 2017 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Total
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$1,155,571
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Balance, December 31, 2017	30,432	550,187	79,277	52,463	712,359
Foreign currency	(1,057)	(16,931)	(2,527)	(1,828)	(22,343)
Balance, September 30, 2018	29,375	533,256	76,750	50,635	690,016
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(443,212)
Gross Balance, September 30, 2018	$174,014	$820,801	$87,778	$50,635	$1,133,228
Other intangible assets:
The net book values of our other intangible assets as at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$84,977	$—	$84,977	$87,900	$—	$87,900
Amortized:
Broadcast licenses	213,308	(162,721)	50,587	220,194	(161,820)	58,374
Trademarks	407	(407)	—	421	(421)	—
Customer relationships	56,815	(55,725)	1,090	58,771	(56,996)	1,775
Other	1,690	(1,547)	143	1,753	(1,567)	186
Total	$357,197	$(220,400)	$136,797	$369,039	$(220,804)	$148,235
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2018	December 31, 2017
Long-term debt	$780,510	$1,079,187
Other credit facilities and capital leases	13,043	9,487
Total long-term debt and other financing arrangements	793,553	1,088,674
Less: current maturities	(4,392)	(2,960)
Total non-current long-term debt and other financing arrangements	$789,161	$1,085,714
Financing Transactions
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2019 Euro Loan (formerly the 2018 Euro Term Loan) from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
On April 25, 2018, we entered into a series of amendments (effective on April 26, 2018) which modified certain terms of our 2021 Euro Loan (formerly the 2019 Euro Term Loan), the 2023 Euro Loan (formerly the 2021 Euro Term Loan), the 2023 Revolving Credit Facility (formerly the 2021 Revolving Credit Facility) (each as defined below) and the Reimbursement Agreement (as defined below) (collectively, the "Financing Transactions"). The Financing Transactions reduced the rates payable under the pricing grid under the Reimbursement Agreement and the 2023 Revolving Credit Facility as well as extended the maturity dates of the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility. The amount available to us under the 2023 Revolving Credit Facility increased to US$ 75.0 million from April 26, 2018.
On May 3, 2018, we paid EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
On July 31, 2018, we used the proceeds from the completion of the Croatian Transaction together with cash from operations to repay (1) the outstanding principal amount of EUR 40.8 million (approximately US$ 47.9 million at July 31, 2018 rates) of the 2019 Euro Loan and accrued interest thereon and (2) EUR 25.0 million (approximately US$ 29.3 million at July 31, 2018 rates) of the 2021 Euro Loan plus accrued interest thereon. In addition, we paid US$ 41.2 million to Warner Media, LLC ("Warner Media") to repay (1) all Guarantee Fees payable to Warner Media as of the date of repayment under the 2019 Euro Loan and (2) all outstanding Guarantee Fees and the Commitment Fee, together with accrued interest thereon, previously paid in kind which were payable to Warner Media prior to repayment of the portion of the 2021 Euro Loan.
Following the above repayments, we expect to apply the proceeds from the Slovenian Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale") towards the partial repayment of the 2021 Euro Loan.
Overview
Total long-term debt and credit facilities comprised the following at September 30, 2018:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	243,484	(592)	242,892
2023 Euro Loan	542,683	(5,065)	537,618
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$786,167	$(5,657)	$780,510

(1)
Debt issuance costs related to the 2021 Euro Loan and 2023 Euro Loan are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2023 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2023 Revolving Credit Facility.

Long-term Debt
Our long-term debt comprised the following at September 30, 2018 and December 31, 2017:

	Carrying Amount		Fair Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
2019 Euro Loan	$—	$240,545	$—	$236,337
2021 Euro Loan	242,892	281,871	235,042	268,858
2023 Euro Loan	537,618	556,771	504,597	510,882
	$780,510	$1,079,187	$739,639	$1,016,077

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The fair values of the Euro Loans (as defined below) as at September 30, 2018 and December 31, 2017 were determined based on comparable instruments that trade in active markets. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.
2021 Euro Loan
As at September 30, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 210.3 million (approximately US$ 243.5 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at September 30, 2018, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.75%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
2023 Euro Loan
As at September 30, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 542.7 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at September 30, 2018, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 4.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
We pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans calculated on a per annum basis and on our consolidated net leverage (as defined in the Reimbursement Agreement) as shown in the tables below:
All-in Rate

Consolidated Net Leverage				2021 Euro Loan	2023 Euro Loan
≥	7.0x			6.00%	6.50%
<	7.0x	-	6.0x	5.00%	5.50%
<	6.0x	-	5.0x	4.25%	4.75%
<	5.0x	-	4.0x	3.75%	4.25%
<	4.0x	-	3.0x	3.25%	3.75%
<	3.0x			3.25%	3.50%
Our consolidated net leverage as at September 30, 2018 and December 31, 2017 was 3.8x and 5.4x, respectively. For the three and nine months ended September 30, 2018 and 2017, we recognized US$ 4.3 million and US$ 18.2 million; and US$ 11.8 million and US$ 36.3 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2021 Euro Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2023 Euro Loan are payable semi-annually in arrears on each June 1 and December 1.
The Guarantee Fees on the 2023 Euro Loan that were previously paid in kind are presented as a component of other non-current liabilities (see Note 11, "Other Liabilities") and bear interest per annum at the applicable Guarantee Fee rate (as set forth in the table below). Guarantee Fees are included in cash flows from operating activities in our condensed consolidated statements of cash flows.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.31%	(1)	2.16%	3.75%
2023 Euro Loan	1.28%		0.28%	(2)	2.69%	4.25%
2023 Revolving Credit Facility (if drawn)	6.40%	(3)	—%		—%	6.40%

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

(3)	Based on the three month LIBOR of 2.40% as at September 30, 2018.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at September 30, 2018.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Credit facilities (1) – (3)	$—	$—
Capital leases	13,043	9,487
Total credit facilities and capital leases	13,043	9,487
Less: current maturities	(4,392)	(2,960)
Total non-current credit facilities and capital leases	$8,651	$6,527

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at September 30, 2018, we had deposits of US$ 21.4 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2017, we had deposits of US$ 12.4 million in and no drawings on the BMG cash pool.

(2)
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 575.0 million (approximately US$ 26.2 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At September 30, 2018, the maturity of our long-term debt and credit facilities was as follows:

2018	$—
2019	—
2020	—
2021	243,484
2022	—
2023 and thereafter	542,683
Total long-term debt and credit facilities	786,167
Debt issuance costs	(5,657)
Carrying amount of long-term debt and credit facilities	$780,510
Capital Lease Commitments
We lease machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at September 30, 2018:

2018	$1,219
2019	4,506
2020	4,201
2021	2,916
2022	603
2023 and thereafter	—
Total undiscounted payments	13,445
Less: amount representing interest	(402)
Present value of net minimum lease payments	$13,043

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Program rights:
Acquired program rights, net of amortization	$138,344	$161,929
Less: current portion of acquired program rights	(70,661)	(69,706)
Total non-current acquired program rights	67,683	92,223
Produced program rights – Feature Films:
Released, net of amortization	715	939
Produced program rights – Television Programs:
Released, net of amortization	54,029	49,888
Completed and not released	8,384	9,987
In production	29,243	28,971
Development and pre-production	290	162
Total produced program rights	92,661	89,947
Total non-current acquired program rights and produced program rights	$160,344	$182,170
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Third-party customers	$139,386	$168,805
Less: allowance for bad debts and credit notes	(9,824)	(9,902)
Total accounts receivable	$129,562	$158,903
8.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Current:
Prepaid acquired programming	$24,883	$22,579
Other prepaid expenses	7,448	7,616
VAT recoverable	733	650
Income taxes recoverable	978	109
Other	1,124	2,152
Total other current assets	$35,166	$33,106

	September 30, 2018	December 31, 2017
Non-current:
Capitalized debt costs	$10,333	$12,947
Deferred tax	2,726	2,964
Other	293	958
Total other non-current assets	$13,352	$16,869
Capitalized debt costs are being amortized over the term of the 2023 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Land and buildings	$84,401	$86,480
Machinery, fixtures and equipment	198,667	195,682
Other equipment	15,848	16,121
Software	54,172	53,143
Construction in progress	5,644	3,026
Total cost	358,732	354,452
Less: accumulated depreciation	(259,370)	(250,804)
Total net book value	$99,362	$103,648

Assets held under capital leases (included in the above)
Machinery, fixtures and equipment	$19,582	$14,193
Total cost	19,582	14,193
Less: accumulated depreciation	(7,521)	(5,151)
Total net book value	$12,061	$9,042
The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2018 and 2017 was comprised of:

	For the Nine Months Ended September 30,
	2018	2017
Opening balance	$103,648	$89,080
Additions (1)	21,147	18,547
Disposals	(27)	(71)
Depreciation	(22,179)	(19,345)
Foreign currency movements	(3,227)	12,097
Ending balance	$99,362	$100,308

(1)	Includes assets acquired under capital leases of US$ 9.2 million and US$ 5.5 million for the nine months ended September 30, 2018 and 2017, respectively.
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$55,382	$53,408
Related party accounts payable	123	252
Programming liabilities	13,079	16,923
Related party programming liabilities	11,274	20,027
Duties and other taxes payable	7,681	8,769
Accrued staff costs	15,832	18,430
Accrued interest payable	2,404	3,326
Related party accrued interest payable (including Guarantee Fees)	7,689	6,273
Income taxes payable	5,898	14,018
Other accrued liabilities	2,339	2,467
Total accounts payable and accrued liabilities	$121,701	$143,893

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Current:
Deferred revenue	$20,245	$5,675
Legal provisions	1,979	2,907
Other	898	698
Total other current liabilities	$23,122	$9,280

	September 30, 2018	December 31, 2017
Non-current:
Deferred tax	$19,544	$20,569
Related party commitment fee payable (1)	—	10,765
Related party Guarantee Fee payable (Note 5)	33,465	58,855
Other	8,580	5,065
Total other non-current liabilities	$61,589	$95,254

(1)	The Commitment Fee was paid on July 31, 2018, see Note 5, "Long-term Debt and Other Financing Arrangements".
During the three and nine months ended September 30, 2018 and 2017, we recognized revenue of US$ 1.1 million and US$ 5.2 million; and US$ 1.0 million; and US$ 4.7 million which we had deferred as at December 31, 2017 and 2016, respectively.
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
The effective portion of the changes in the fair value of the designated instruments is recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. The ineffective portion of changes in the fair value is recognized immediately in other non-operating income / expense, net in our condensed consolidated statements of operations and comprehensive income / loss. For the three and nine months ended September 30, 2018 and 2017, we did not recognize any charges related to hedge ineffectiveness. All changes in fair value are recorded in other non-operating income / expense, net in our condensed consolidated statements of operations and comprehensive income / loss.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Information relating to interest rates swaps is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Designated Portion		Maturity Date	Objective	Fair Value as at September 30, 2018
November 10, 2015	3	EUR	210,335	EUR	65,204	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(830)
April 26, 2018	3	EUR	210,335	EUR	65,204	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(773)
April 5, 2016	5	EUR	468,800	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(2,197)
April 26, 2018	4	EUR	468,800	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(2,344)
As a part of the Financing Transactions (see Note 5, "Long-term Debt and Other Financing Arrangements"), we entered into forward starting interest rate swap agreements to mitigate our exposure to interest rate fluctuations on the outstanding principal amount of the 2021 Euro Loan and the 2023 Euro Loan for the period from maturity of the current instruments until the prolonged maturity date of the related Euro Loan.
The expected proceeds from the Slovenian Transaction will be used to satisfy amounts owing in respect of the 2021 Euro Loan (see Note 5, "Long-term Debt and Other Financing Arrangements"). The anticipated reduction of principal amounts owing in respect of the 2021 Euro Loan will reduce future interest payments that the interest rate swaps maturing on November 1, 2019 and November 1, 2021, respectively, are designed to hedge. To maintain the effectiveness of these interest rate swaps, only a portion of each instrument is designated to effectively align the notional amount of the instruments with the 2021 Euro Loan principal that will remain after the application of the Slovenian Transaction proceeds. For the portions that are not designated as hedging instruments, all related fair value adjustments, including those previously recognized in accumulated other comprehensive income / loss, are recognized in other non-operating income / expense, net in our condensed consolidated statements of operations and comprehensive income / loss (see Note 14, "Equity").
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at September 30, 2018, we had no such forward foreign exchange contracts outstanding.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Loss on currency swaps	$—	$(696)	$—	$(1,428)
Gain / (loss) on interest rate swaps	67	(454)	(1,262)	(454)
Change in fair value of derivatives	$67	$(1,150)	$(1,262)	$(1,882)
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at September 30, 2018 and December 31, 2017. As at September 30, 2018 and December 31, 2017, the accreted value of the Series B Preferred Shares was US$ 269.4 million and US$ 264.6 million, respectively. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As of September 30, 2018, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
The stated value of the Series B Preferred Shares of US$ 1,000 per share accreted at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 until June 24, 2018. The Series B Preferred Shares will not accrete further. Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at September 30, 2018, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The Series B Preferred Shares are not considered a liability and the embedded conversion feature does not require bifurcation. The Series B Preferred Shares are classified outside of permanent equity at redemption value. For the three months ended September 30, 2018, there was no accretion on the Series B Preferred Shares. For the nine months ended September 30, 2018, we recognized accretion on the Series B Preferred Shares of US$ 4.8 million, with a corresponding decrease in additional paid-in capital. For the three and nine months ended September 30, 2017, we recognized accretion on the Series B Preferred Shares of US$ 2.5 million and US$ 7.2 million, respectively, with corresponding decreases in additional paid-in capital.
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at September 30, 2018 and December 31, 2017.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2018 and December 31, 2017. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2018 and December 31, 2017 (see Note 13, "Convertible Redeemable Preferred Shares"). As of September 30, 2018, the Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2018 and December 31, 2017. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 252.8 million and 145.5 million shares of Class A common stock outstanding at September 30, 2018 and December 31, 2017, respectively, and no shares of Class B common stock outstanding at September 30, 2018 or December 31, 2017.
As at September 30, 2018, TW Investor owns 64.2% of the outstanding shares of Class A common stock. In connection with the exercise of warrants by Warner Media and TW Investor (described below), each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.5% voting interest in the Company.
Warrants
On May 2, 2014, we issued 114,000,000 warrants in connection with a rights offering. Each warrant was exercisable until May 2, 2018 and entitled the holder thereof to receive one share of our Class A common stock at an exercise price of US$ 1.00 per share in cash. During 2018, 105,652,401 warrants were exercised, including 100,926,996 by Warner Media (Time Warner, Inc. at date of exercise) and TW Investor, resulting in net proceeds to us of approximately US$ 105.7 million. Of the 114,000,000 issued warrants, 202,175 expired unexercised.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the nine months ended September 30, 2018 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2017	$(184,256)	$(3,182)	$(187,438)
Other comprehensive (loss) / income before reclassifications:
Foreign exchange gain on intercompany loans (1)	1,370	—	1,370
Foreign exchange loss on the Series B Preferred Shares	(9,579)	—	(9,579)
Currency translation adjustment	(2,776)	—	(2,776)
Change in the fair value of hedging instruments	—	(5,115)	(5,115)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	1,784	1,784
Changes in fair value reclassified to other non-operating income / expense, net (2)	—	1,436	1,436
Net other comprehensive loss	(10,985)	(1,895)	(12,880)
BALANCE September 30, 2018	$(195,241)	$(5,077)	$(200,318)

(1)	Represents foreign exchange losses on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)
We expect to repay a portion of the 2021 Euro Loan with the expected proceeds from the Slovenian Transaction (see Note 5, "Long-term Debt and Other Financing Arrangements"). This anticipated reduction of principal amounts owing in respect of the 2021 Euro Loan will reduce future interest payments that the interest rate swaps maturing on November 1, 2019 and November 1, 2021, are designed to hedge (see Note 12, "Financial Instruments and Fair Value Measurements").

15.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on long-term debt and other financing arrangements	$7,564	$16,850	$30,393	$50,491
Amortization of capitalized debt issuance costs	873	1,502	3,497	4,282
Total interest expense	$8,437	$18,352	$33,890	$54,773
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 24.9 million and US$ 22.2 million during the nine months ended September 30, 2018 and 2017, respectively. In addition, we paid US$ 28.1 million of accrued Guarantee Fees during the nine months ended September 30, 2018, which we had previously elected to pay in kind. Interest expense related to the 2019 Euro Loan and 2021 Euro Loan has been allocated to results from discontinued operations relative to the proportion of those principal balances expected to be repaid from the proceeds of the Divestment Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale").
16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$141	$139	$487	$326
Foreign currency exchange gain / (loss), net	1,387	4,609	(401)	14,085
Change in fair value of derivatives (Note 12)	67	(1,150)	(1,262)	(1,882)
Loss on extinguishment of debt	(127)	(101)	(415)	(101)
Other income, net	103	45	274	254
Total other non-operating income / (expense), net	$1,571	$3,542	$(1,317)	$12,682

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

17.    STOCK-BASED COMPENSATION
Under our 2015 Stock Incentive Plan (the "2015 Plan"), 6,000,000 shares of Class A common stock are authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate, are forfeited or withheld, will be available for awards under the 2015 Plan. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee. Any awards previously issued under the Amended and Restated Stock Incentive Plan will continue to be governed by the terms of that plan.
The charge for stock-based compensation in our condensed consolidated statement of operations and comprehensive income / loss was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense from continuing operations	$3,864	$431	$6,026	$2,044
Stock-based compensation expense from discontinued operations	34	34	112	96
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the nine months ended September 30, 2018. The summary of stock options outstanding as at September 30, 2018 and December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Outstanding at September 30, 2018	2,011,392	2.32	6.83	2,867
Vested and expected to vest	2,011,392	2.32	6.83	2,867
Exercisable at September 30, 2018	1,405,696	$2.31	6.79	$2,017
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At September 30, 2018, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period as a component of selling, general and administrative expenses. The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of September 30, 2018 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2018. This amount changes based on the fair value of our Class A common stock. As at September 30, 2018, there was US$ 0.6 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 0.9 years.
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
The following table summarizes information about unvested RSU as at September 30, 2018 and December 31, 2017:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	2,694,063	$3.07
Granted	1,423,557	4.15
Vested	(2,121,265)	3.49
Unvested at September 30, 2018	1,996,355	$3.68
As at December 31, 2017, there were 719,109 of unvested RSUs with performance conditions of which 239,703 RSUs vested in March 2018. Following the completion of the sale of the Company's Croatian operations, and in accordance with the terms of the corresponding award agreements, the remaining RSUs with performance conditions vested along with an additional 461,188 RSUs that were granted and immediately vested. See Note 3, "Discontinued Operations and Assets Held for Sale". There were no unvested RSUs with performance conditions as at September 30, 2018. The intrinsic value of unvested RSUs was US$ 7.5 million as at September 30, 2018. Total unrecognized compensation cost related to unvested RSUs as at September 30, 2018 was US$ 5.9 million and is expected to be recognized over a weighted-average period of 2.7 years.

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
The Company identified an error in the calculation of earnings per share disclosed in its financial statements for the nine months ended September 30, 2017. The error arose due to the misallocation of the results of discontinued operations to the Series B Preferred Shares. The error is not considered to be either quantitatively or qualitatively material to the nine months ended September 30, 2017, and has been corrected in the information disclosed below. The error did not impact net income, the condensed consolidated balance sheet, the condensed consolidated statements of equity or the condensed consolidated statements of cash flows.
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
				(As adjusted)
Income / (loss) from continuing operations	$10,910	$(1,945)	$38,319	$17,338
Net loss attributable to noncontrolling interests	80	188	274	534
Less: preferred share accretion paid in kind (Note 13)	—	(2,454)	(4,777)	(7,216)
Less: income allocated to Series B Preferred Shares	(3,257)	—	(11,332)	(4,334)
Income / (loss) from continuing operations available to common shareholders, net of noncontrolling interest	7,733	(4,211)	22,484	6,322
Income / (loss) from discontinued operations, net of tax (Note 3)	57,581	(5,988)	63,269	(8,747)
Less: (income) / loss allocated to Series B Preferred Shares	(17,067)	—	(21,201)	3,558
Net income / (loss) attributable to CME Ltd. available to common shareholders — basic	48,247	(10,199)	64,552	1,133

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	60	—	3,202	178
Net income / (loss) attributable to CME Ltd. available to common shareholders — diluted	$48,307	$(10,199)	$67,754	$1,311

Weighted average outstanding shares of common stock — basic (1)	263,829	156,189	219,267	155,579
Dilutive effect of common stock warrants, employee stock options and RSUs	1,111	—	35,998	78,182
Weighted average outstanding shares of common stock — diluted	264,940	156,189	255,265	233,761

Net income / (loss) per share:
Continuing operations — basic	$0.03	$(0.03)	$0.10	$0.04
Continuing operations — diluted	0.03	(0.03)	0.09	0.03
Discontinued operations — basic	0.15	(0.04)	0.19	(0.03)
Discontinued operations — diluted	0.15	(0.04)	0.18	(0.02)
Net income / (loss) attributable to CME Ltd. — basic	0.18	(0.07)	0.29	0.01
Net income / (loss) attributable to CME Ltd. — diluted	0.18	(0.07)	0.27	0.01

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
RSUs	1,004	719	1,004	719
Series B Preferred Shares	—	107,643	—	—
Total	1,004	108,362	1,004	719
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2018 and 2017 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at September 30, 2018 and December 31, 2017 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Bulgaria	$16,348	$16,039	$59,208	$52,118
Czech Republic	45,489	42,681	158,051	135,526
Romania	41,128	40,469	136,683	127,983
Slovak Republic	20,867	20,384	70,590	63,348
Intersegment revenues (1)	(310)	(142)	(2,273)	(917)
Total net revenues	$123,522	$119,431	$422,259	$378,058

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Bulgaria	$4,481	$2,425	$13,084	$6,668
Czech Republic	15,388	12,397	59,009	48,521
Romania	15,607	15,259	58,696	51,790
Slovak Republic	5,032	2,809	10,041	10,966
Elimination	(25)	13	15	29
Total operating segments	40,483	32,903	140,845	117,974
Corporate	(6,884)	(7,758)	(20,922)	(20,081)
Total OIBDA	33,599	25,145	119,923	97,893
Depreciation of property, plant and equipment	(7,265)	(6,936)	(22,179)	(19,345)
Amortization of broadcast licenses and other intangibles	(2,216)	(2,187)	(6,839)	(6,349)
Other items (1)	(3,152)	—	(3,152)	—
Operating income	20,966	16,022	87,753	72,199
Interest expense (Note 15)	(8,437)	(18,352)	(33,890)	(54,773)
Other non-operating income / (expense), net (Note 16)	1,571	3,542	(1,317)	12,682
Income before tax	$14,100	$1,212	$52,546	$30,108

(1)
Other items consists solely of expense related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on such date. See Note 17, "Stock-based Compensation".

Total assets: (1)	September 30, 2018	December 31, 2017
Bulgaria	$141,122	$155,885
Czech Republic	777,326	842,716
Romania	291,087	307,286
Slovak Republic	153,198	149,866
Total operating segments	1,362,733	1,455,753
Corporate	28,530	24,146
Assets held for sale (Note 3)	80,193	148,156
Total assets	$1,471,456	$1,628,055

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Nine Months Ended September 30,
	2018	2017
Bulgaria	$2,939	$2,487
Czech Republic	5,450	6,768
Romania	2,009	4,369
Slovak Republic	1,210	1,520
Total operating segments	11,608	15,144
Corporate	490	1,245
Total capital expenditures	$12,098	$16,389

Long-lived assets: (1)	September 30, 2018	December 31, 2017
Bulgaria	$10,634	$7,863
Czech Republic	40,228	46,146
Romania	28,929	28,515
Slovak Republic	17,033	17,450
Total operating segments	96,824	99,974
Corporate	2,538	3,674
Total long-lived assets	$99,362	$103,648

(1)	Reflects property, plant and equipment, net.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Revenues from contracts with customers comprised the following for the three and nine months ended September 30, 2018 and 2017:

Consolidated revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Television advertising	$96,015	$93,830	$338,750	$303,486
Carriage fees and subscriptions	22,813	21,547	68,984	61,597
Other	4,694	4,054	14,525	12,975
Total net revenues	$123,522	$119,431	$422,259	$378,058
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At September 30, 2018, we had total commitments of US$ 84.8 million (December 31, 2017: US$ 99.1 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of any sublease income) and other commitments as follows:

	Programming purchase obligations	Other commitments (1)	Operating leases	Capital expenditures
2018	$10,760	$5,046	$843	$1,295
2019	32,815	4,037	1,564	206
2020	19,417	2,172	1,081	—
2021	14,323	215	546	—
2022	3,986	193	366	—
2023 and thereafter	3,458	148	1,972	—
Total	$84,759	$11,811	$6,372	$1,501

(1)	Other commitments are primarily comprised of digital transmission commitments.
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
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to continue to pursue the claim. The plaintiff can appeal this decision. There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
Markiza is seeking to have the civil proceedings either suspended until the conclusion of the criminal proceedings or dismissed. In the event any of the civil proceedings are not suspended or dismissed, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. On June 14, 2018, AT&T acquired the outstanding shares of Warner Media. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.5% voting interest in CME Ltd. (see Note 14, "Equity") as at September 30, 2018, as material related party transactions.
AT&T

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$4,989	$4,504	$14,922	$11,696
Interest expense	3,365	14,170	20,346	41,423

	September 30, 2018	December 31, 2017
Programming liabilities	$11,274	$20,027
Other accounts payable and accrued liabilities	123	252
Accrued interest payable (1)	7,689	6,273
Other non-current liabilities (2)	33,465	69,620

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)
Amount represents Guarantee Fees for which we had previously made an election to pay in kind. The balance as at December 31, 2017 included the Commitment Fee which was paid on July 31, 2018. See Note 5, "Long-term Debt and Other Financing Arrangements".

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•
"2019 Euro Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Warner Media, dated as of November 14, 2014, as amended on March 9, 2015, February 19, 2016, June 22, 2017 and February 5, 2018 which was repaid in full on July 31, 2018;

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

•	"Euro Loans" refers collectively to the 2019 Euro Loan (when outstanding), 2021 Euro Loan and 2023 Euro Loan;

•
"2023 Revolving Credit Facility" refers to our revolving credit facility due April 26, 2023, dated as of May 2, 2014, as amended and restated as of February 19, 2016, and as further amended and restated on April 25, 2018;

•
"Divestment Transaction" refers to the framework agreement dated July 9, 2017 with Slovenia Broadband S.à r.l., as amended on April 10, 2018, amended and restated on July 5, 2018 and as further amended on September 13, 2018 for the sale of our Croatia and Slovenia operations (see Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" for further information);

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
The exchange rates used in this report are as at September 30, 2018, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions and the extent, timing and duration of the recovery in our markets; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our ability to refinance our existing indebtedness; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; our ability to consummate the sale of our Slovenian operations; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations. The sale of our Croatian operations was completed on July 31, 2018. The sale of our Slovenian operations is expected to close subject to obtaining the remaining regulatory approvals from the Competition Protection Agency in Slovenia as well as the satisfaction of other customary closing conditions. Accordingly, the Slovenia operations are classified as held for sale and both businesses are presented as discontinued operations for all periods in this report; and the discussion below relates to our continuing operations in the four remaining operating segments.
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
Following a repricing of our Guarantee Fees in March 2017 and April 2018, we now must pay interest and related Guarantee Fees on our outstanding indebtedness in cash. In addition to this obligation to pay Guarantee Fees in cash, we expect to use cash generated by the business as well as proceeds from asset divestitures to pay certain Guarantee Fees that were previously paid in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
For additional information regarding our business segments, including a reconciliation of OIBDA to US GAAP financial measures, see Item 1, Note 19, "Segment Data". For a reconciliation of free cash flow and unlevered free cash flow to US GAAP financial measures, see "Free Cash Flow and Unlevered Free Cash Flow" below.
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2018 and 2017.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Net revenues	$123,522	$119,431	3.4%	4.1%	$422,259	$378,058	11.7%	3.3%
Operating income	20,966	16,022	30.9%	34.2%	87,753	72,199	21.5%	14.4%
Operating margin	17.0%	13.4%	3.6 p.p.	3.8 p.p.	20.8%	19.1%	1.7 p.p.	2.0 p.p.
OIBDA	$33,599	$25,145	33.6%	35.7%	$119,923	$97,893	22.5%	14.4%
OIBDA margin	27.2%	21.1%	6.1 p.p.	6.3 p.p.	28.4%	25.9%	2.5 p.p.	2.8 p.p.
Our consolidated net revenues increased at constant rates in the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 due to increases in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending overall in the markets of the countries in which we operate grew an estimated 4% at constant rates in the first nine months of 2018 compared to 2017. Our television advertising revenues grew 12% at actual rates and 3% at constant rates during the same period as more advertising was sold and average prices were higher in certain countries due to increased demand for advertising campaigns. Carriage fees and subscription revenues increased 12% at actual rates and 5% at constant rates in the nine months ended September 30, 2018 compared to the corresponding period in 2017 as the subscriber base continued to grow and average prices increased.

Index

Costs charged in arriving at OIBDA in the third quarter decreased 5% at actual rates and 4% at constant rates, due primarily to a decrease of 4% in content costs at constant rates, as we focused on the most efficient spending for summer programming to maintain our leading audience share positions in competitive markets. In the nine months ended September 30, 2018, costs increased 8% at actual rates due to a stronger Euro compared to the dollar in the first half of the year, but were broadly flat at constant rates compared to the first nine months in 2017. Content costs were broadly flat at constant rates, as the cost savings in the third quarter offset increased investments in popular local content in first half of the year.
Since we continue to focus on controlling costs while revenues increase, our OIBDA margin improved in the three and nine months ended September 30, 2018. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect revenues to grow at a faster pace than costs in 2018 and for the next few years, leading to continued OIBDA margin expansion year on year, although trends may vary from quarter to quarter.
We launched the fall season in all countries during the third quarter, and our networks continue to provide the best reach for advertisers in each territory. We are seeing increased competition for audience share in all markets, and the FIFA World Cup also drove increased ratings of the public broadcasters in our territories during the tournament in June and July. We continue to leverage popular content we produce for our prime time schedules, and supplement that with both foreign and locally acquired content to ensure we continue to attract the largest audience in each of our countries in the most profitable manner.
Improved Capital Structure
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2019 Euro Loan from November 1, 2018 to May 1, 2019, and subsequently repaid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of that loan.
On April 25, 2018, we entered into a series of amendments which modified certain terms of the 2021 Euro Loan, the 2023 Euro Loan, the 2023 Revolving Credit Facility and the Reimbursement Agreement (collectively, the "Financing Transactions"), which were effective on April 26, 2018. The Financing Transactions reduced the rates under the pricing grid in the Reimbursement Agreement used to calculate the Guarantee Fees payable, and extended the maturity dates of each of the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility.
On April 25, 2018, Warner Media exercised 100,926,996 warrants resulting in proceeds of US$ 100.9 million, and an additional 2.4 million warrants were exercised by other shareholders during the second quarter prior to their expiration on May 2, 2018. On May 3, 2018, we used proceeds from the warrant exercises, together with excess cash on hand, to repay EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
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
The Croatian Transaction was completed on July 31, 2018 and we received cash consideration of EUR 86.4 million (approximately US$ 101.4 million at July 31, 2018 rates), inclusive of a EUR 1.4 million (approximately US$ 1.6 million at July 31, 2018 rates) estimated net working capital adjustment. The proceeds from the Croatian Transaction, supplemented by cash flow from continuing operations, were used to repay the outstanding principal amount of EUR 40.8 million (approximately US$ 47.9 million at July 31, 2018 rates) of the 2019 Euro Loan and accrued interest thereon, and to repay EUR 25.0 million (approximately US$ 29.3 million at July 31, 2018 rates) of the 2021 Euro Loan plus accrued interest thereon. In addition, we paid US$ 41.2 million to Warner Media, to repay (1) all Guarantee Fees payable to Warner Media as of the date of repayment under the 2019 Euro Loan and (2) all outstanding Guarantee Fees and the Commitment Fee, together with accrued interest thereon, previously paid in kind that were payable to Warner Media prior to repayment of the portion of the 2021 Euro Loan.
Following these repayments, our nearest debt maturity is November 2021, and together with the continued improvement in our operations, our net leverage ratio improved to 3.8x at the end of the third quarter. With the pricing grids applicable to the Euro Loans, we expect our weighted average cost of borrowing will be 3.5% effective from October 22, 2018, down from 6.00% at the start of the year.
The Slovenian Transaction, with a purchase price of EUR 145.0 million (approximately US$ 167.9 million) plus any working capital adjustment, remains subject to certain closing conditions, including regulatory approvals from the Competition Protection Agency in Slovenia. The long-stop date of the Slovenian Transaction is October 31, 2018, and the parties continue working to satisfy the applicable closing conditions. If the Slovenian Transaction had closed on September 30, 2018, the incremental repayment of debt and related payables would have further reduced our net leverage ratio from 3.8x to 3.3x at the end of the third quarter.

Index

Free Cash Flow and Unlevered Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2018	2017	Movement
Net cash generated from continuing operating activities	$84,934	$90,638	(6.3)%
Capital expenditures, net	(12,078)	(16,250)	25.7%
Free cash flow	72,856	74,388	(2.1)%
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	24,907	22,206	12.2%
Cash paid for Guarantee Fees previously paid in kind	28,066	—	NM (1)
Cash paid for Guarantee Fees that may be paid in kind	—	1,411	(100.0)%
Unlevered free cash flow	$125,829	$98,005	28.4%

(1)	Number is not meaningful.

(US$ 000's)	September 30, 2018	December 31, 2017	Movement
Cash and cash equivalents	$56,003	$54,903	2.0%
Our unlevered free cash flow increased during the first nine months of 2018 compared to the same period in 2017 reflecting higher collections of cash from receivables generated during the significant improvement in fourth quarter performance in 2017 and first half of 2018 when compared to the respective periods in the prior years, as well as increased prepayments from customers and lower capital expenditures. This was partially offset by higher cash paid for income taxes.
Although our interest expense decreased significantly during the nine months ended September 30, 2018 compared to the corresponding period in 2017, the proportion of interest expense required to be paid in cash increased. In addition to this, we used proceeds from the Croatia Transaction as well as cash generated by the business to repay debt and related payables during the third quarter, which included the repayment of US$ 28.1 million of accrued Guarantee Fees that were paid in kind in prior years. The cash paid for Guarantee Fees previously paid in kind was reflected in both free cash flow and net cash generated from continuing operating activities.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2018:

	For the Nine Months Ended September 30, 2018
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.5%	6.7%	6.6%
Czech Republic	3.1%	3.9%	2.7%
Romania*	3.8%	4.9%	4.3%
Slovak Republic	3.9%	3.0%	3.0%
Total CME Ltd. Markets	3.5%	4.3%	3.7%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, we estimate that during the first nine months of 2018, GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Analysts forecast this trend to continue for the duration of 2018, which would make four consecutive years that growth in these territories outpaces more developed markets. Higher average wages continues to support significant growth in private consumption, and unemployment remains at historically low rates in Bulgaria and the Czech and Slovak Republics, with the Czech Republic seeing the lowest unemployment rate in the European Union. It has been reported that an expansion of consumer credit in Bulgaria is also contributing to growth in private consumption in the country. We believe the growth in real private consumption forecast for 2018 will support overall growth in the television advertising markets across the four countries where we continue to operate.
We estimate that the TV advertising markets in the countries in which we operate increased by 4% on average at constant rates in the nine months ended September 30, 2018 compared to the same period in 2017. In Bulgaria, we estimate the market grew due to selling more of the gross ratings points ("GRPs") produced, which was partially offset by lower average market prices. In the Czech Republic, estimated market growth was driven primarily by selling more GRPs, with more spending outside peak seasons as well as additional inventory available on competing channels. In Romania, the market grew due to higher average prices, as well as more GRPs sold related to a new prime-time format on a competing channel. In the Slovak Republic, the market growth resulted from higher average prices, which were partially offset by the competition selling fewer GRPs.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$16,348	$16,039	1.9%	2.4%	$59,208	$52,118	13.6%	5.8%
Czech Republic	45,489	42,681	6.6%	5.8%	158,051	135,526	16.6%	4.6%
Romania	41,128	40,469	1.6%	3.8%	136,683	127,983	6.8%	1.5%
Slovak Republic	20,867	20,384	2.4%	3.2%	70,590	63,348	11.4%	3.8%
Intersegment revenues	(310)	(142)	NM (1)	NM (1)	(2,273)	(917)	NM (1)	NM (1)
Total net revenues	$123,522	$119,431	3.4%	4.1%	$422,259	$378,058	11.7%	3.3%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$4,481	$2,425	84.8%	84.7%	$13,084	$6,668	96.2%	86.5%
Czech Republic	15,388	12,397	24.1%	23.8%	59,009	48,521	21.6%	9.5%
Romania	15,607	15,259	2.3%	4.2%	58,696	51,790	13.3%	7.9%
Slovak Republic	5,032	2,809	79.1%	81.6%	10,041	10,966	(8.4)%	(13.6)%
Eliminations	(25)	13	NM (1)	NM (1)	15	29	NM (1)	NM (1)
Total operating segments	40,483	32,903	23.0%	24.2%	140,845	117,974	19.4%	11.0%
Corporate	(6,884)	(7,758)	11.3%	12.1%	(20,922)	(20,081)	(4.2)%	5.4%
Consolidated OIBDA	$33,599	$25,145	33.6%	35.7%	$119,923	$97,893	22.5%	14.4%

(1)	Number is not meaningful.

Index

Bulgaria

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$10,071	$10,239	(1.6)%	(1.1)%	$40,051	$34,550	15.9%	7.9%
Carriage fees and subscriptions	5,267	4,923	7.0%	7.4%	15,775	14,378	9.7%	2.2%
Other	1,010	877	15.2%	15.6%	3,382	3,190	6.0%	(1.0)%
Net revenues	16,348	16,039	1.9%	2.4%	59,208	52,118	13.6%	5.8%
Costs charged in arriving at OIBDA	11,867	13,614	(12.8)%	(12.3)%	46,124	45,450	1.5%	(5.8)%
OIBDA	$4,481	$2,425	84.8%	84.7%	$13,084	$6,668	96.2%	86.5%

OIBDA margin	27.4%	15.1%	12.3 p.p.	12.2 p.p.	22.1%	12.8%	9.3 p.p.	9.6 p.p.
The television advertising market in Bulgaria increased an estimated 7% at constant rates in the nine months ended September 30, 2018 compared to the same period in 2017.
While growth in our television advertising revenues outpaced growth in the market year-to-date, our television advertising revenues were broadly flat at constant rates in the third quarter of 2018 compared to the same period in 2017, as an increase in GRPs sold was offset by a decrease in average prices reflecting a different mix of advertisers in the quarter. Average prices increased in the first nine months of 2018 compared to 2017, which together with more GRPs sold, contributed to a significant increase in television advertising revenues in the first nine months of this year. Carriage fees and subscription revenues increased in the third quarter of 2018 compared to 2017 due to increases in both prices as well as the overall subscriber base.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the third quarter of 2018 compared to 2017 primarily due to lower content costs, which resulted from both lower sport rights and savings from foreign acquired content, and due to phasing we anticipate content costs will increase year-on-year in the fourth quarter. There was also lower bad debt charges in the third quarter and first nine months of 2018, which more than offset the cost of a new telenovela on our main channel in the access-prime time slot in both the spring and fall seasons.

Czech Republic

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$39,530	$37,792	4.6%	3.8%	$138,920	$121,453	14.4%	2.6%
Carriage fees and subscriptions	4,004	3,269	22.5%	21.1%	11,847	8,790	34.8%	21.4%
Other	1,955	1,620	20.7%	19.8%	7,284	5,283	37.9%	23.8%
Net revenues	45,489	42,681	6.6%	5.8%	158,051	135,526	16.6%	4.6%
Costs charged in arriving at OIBDA	30,101	30,284	(0.6)%	(1.6)%	99,042	87,005	13.8%	1.9%
OIBDA	$15,388	$12,397	24.1%	23.8%	$59,009	$48,521	21.6%	9.5%

OIBDA margin	33.8%	29.0%	4.8 p.p.	4.9 p.p.	37.3%	35.8%	1.5 p.p.	1.6 p.p.
The television advertising market in the Czech Republic increased an estimated 3% at constant rates in the nine months ended September 30, 2018 compared to the same period in 2017.
Television advertising revenues increased in the third quarter due to higher average prices, and increased in the first nine months of 2018 from selling more GRPs, reflecting overall increased demand for advertising in the market, particularly due to more spending placed outside of peak seasons. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the number of subscribers as well as new contracts with higher prices.
Costs charged in arriving at OIBDA decreased at constant rates in the third quarter due to a decline in content costs, as the savings from fewer local entertainment titles in the fall schedule this year compared to 2017 more than offset the cost of additional acquired programming. Costs increased at constant rates in the first nine months of 2018 due to higher content costs, which reflected higher quality local fiction productions in the spring schedule compared to 2017.

Index

Romania

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$28,485	$28,445	0.1%	2.3%	$98,712	$92,782	6.4%	1.1%
Carriage fees and subscriptions	11,462	11,260	1.8%	3.9%	34,846	32,781	6.3%	1.3%
Other	1,181	764	54.6%	57.5%	3,125	2,420	29.1%	22.5%
Net revenues	41,128	40,469	1.6%	3.8%	136,683	127,983	6.8%	1.5%
Costs charged in arriving at OIBDA	25,521	25,210	1.2%	3.5%	77,987	76,193	2.4%	(2.7)%
OIBDA	$15,607	$15,259	2.3%	4.2%	$58,696	$51,790	13.3%	7.9%

OIBDA margin	37.9%	37.7%	0.2 p.p.	0.1 p.p.	42.9%	40.5%	2.4 p.p.	2.5 p.p.
The television advertising market in Romania increased an estimated 4% at constant rates in the nine months ended September 30, 2018 compared to the same period in 2017.
Our television advertising revenues increased at constant rates in the third quarter from higher average prices, which were partially offset by selling fewer GRPs due to lower ratings. During the first nine months of 2018 we have seen some spending shift to the lower priced competition, which has generated more inventory to sell and the market remains largely sold out. Carriage fees and subscription revenues increased on a constant currency basis during the quarter primarily due to an increase in the average number of subscribers.
Costs charged in arriving at OIBDA increased at constant rates during the third quarter due to higher content costs resulting from new localized versions of entertainment formats in the fall schedule, which was partially offset by savings on foreign acquired program rights. These additional costs in the third quarter were more than offset by savings on production costs for locally produced formats in the spring season when compared to the schedule in 2017, as well as additional savings on acquired programming, resulting in lower costs at constant rates in the first nine months of 2018.

Slovak Republic

	Three Months Ended September 30, (US$ 000's)				Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$17,929	$17,354	3.3%	4.2%	$61,067	$54,701	11.6%	4.0%
Carriage fees and subscriptions	2,080	2,095	(0.7)%	(0.2)%	6,516	5,649	15.3%	8.1%
Other	858	935	(8.2)%	(7.6)%	3,007	2,998	0.3%	(8.5)%
Net revenues	20,867	20,384	2.4%	3.2%	70,590	63,348	11.4%	3.8%
Costs charged in arriving at OIBDA	15,835	17,575	(9.9)%	(9.3)%	60,549	52,382	15.6%	7.4%
OIBDA	$5,032	$2,809	79.1%	81.6%	$10,041	$10,966	(8.4)%	(13.6)%

OIBDA margin	24.1%	13.8%	10.3 p.p.	10.4 p.p.	14.2%	17.3%	(3.1) p.p.	(2.9) p.p.

The television advertising market in the Slovak Republic increased an estimated 3% at constant rates in the nine months ended September 30, 2018 compared to the same period in 2017.
Our television advertising revenues increased on a constant currency basis in the third quarter and first nine months of 2018, and we gained market share, due to higher average prices for GRPs. There was also higher spending on sponsorship compared to the corresponding periods of last year, since sellout rates remain elevated. Following our exit from digital terrestrial transmission of our channels at the beginning of last year, carriage fees and subscriptions revenue increased significantly in the first nine months of 2018 from higher prices as certain contracts were signed in the first half of 2017.
On a constant currency basis, costs charged in arriving at OIBDA decreased significantly during the third quarter due to lower content costs as the fall season started later than in 2017 and last year included local fiction and entertainment formats during the summer months. There was also a decrease in personnel costs from reduced headcount. Costs increased in the first nine months of 2018 because the cost savings in the third quarter were more than offset by increased spending on content in the first half of the year, including higher costs associated with a new series launched in 2018 in the access-prime time slot. We also incurred significant legal and professional fees (see Item 1, Note 20 Commitments and Contingencies).

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$96,015	$93,830	2.3%	2.9%
Carriage fees and subscriptions	22,813	21,547	5.9%	7.0%
Other revenue	4,694	4,054	15.8%	16.2%
Net Revenues	123,522	119,431	3.4%	4.1%
Operating expenses:
Content costs	53,214	55,871	(4.8)%	(4.1)%
Other operating costs	11,789	12,612	(6.5)%	(6.5)%
Depreciation of property, plant and equipment	7,265	6,936	4.7%	4.8%
Amortization of broadcast licenses and other intangibles	2,216	2,187	1.3%	0.2%
Cost of revenues	74,484	77,606	(4.0)%	(3.6)%
Selling, general and administrative expenses	28,072	25,803	8.8%	8.8%
Operating income	$20,966	$16,022	30.9%	34.2%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$338,750	$303,486	11.6%	3.0%
Carriage fees and subscriptions	68,984	61,597	12.0%	5.1%
Other revenue	14,525	12,975	11.9%	3.1%
Net Revenues	422,259	378,058	11.7%	3.3%
Operating expenses:
Content costs	189,925	174,214	9.0%	0.6%
Other operating costs	36,873	35,747	3.1%	(5.2)%
Depreciation of property, plant and equipment	22,179	19,345	14.6%	5.4%
Amortization of broadcast licenses and other intangibles	6,839	6,349	7.7%	(3.4)%
Cost of revenues	255,816	235,655	8.6%	—%
Selling, general and administrative expenses	78,690	70,204	12.1%	3.3%
Operating income	$87,753	$72,199	21.5%	14.4%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets grew on average by 4% at constant rates in the nine months ended September 30, 2018 as compared to the same period in 2017, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three and nine months ended September 30, 2018 grew approximately 7% and 5% at constant rates, respectively, as compared to the same periods in 2017 primarily due to new contracts with higher prices and an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 primarily due to higher online revenues in the Czech Republic.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) decreased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to less local production in the Slovak Republic as well as fewer sporting events and cheaper acquired fiction in Bulgaria.
Content costs increased slightly at constant rates during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the inclusion of more hours of local productions in our broadcast schedules.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to payroll and related cost savings in the Slovak Republic.

Index

Other operating costs decreased at constant rates during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to payroll and related cost savings in the Slovak Republic and Bulgaria as well as reductions in transmission costs in the Slovak Republic, which were partially offset by higher amounts paid for authors' rights in Romania.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to depreciation on machinery and equipment placed in service during 2017.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles for the three months ended September 30, 2018 was comparable to the same period in 2017 at constant rates. Total amortization of broadcast licenses and other intangibles decreased at constant rates during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to certain intangibles in the Czech Republic and Romania becoming fully amortized in 2017.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to higher charges in respect of non-cash stock-based compensation and higher legal fees in the Slovak Republic, partially offset by lower bad debt charges in Bulgaria.
Selling, general and administrative expenses increased during the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to higher charges in respect of non-cash stock-based compensation, higher legal fees in the Slovak Republic and higher bad debt charges in Romania, partially offset by lower bad debt charges in Bulgaria and the revision of a legal provision in Romania due to a change in our estimated exposure.
Non-cash stock-based compensation charges for the three and nine months ended September 30, 2018 and 2017 were US$ 3.9 million and US$ 6.0 million; and US$ 0.4 million and US$ 2.0 million, respectively. The increase in non-cash stock-based compensation charges is mainly due to an accelerated vesting of RSUs with performance conditions on July 31, 2018 in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on such date. See Item 1, Note 17, "Stock-based Compensation".
Operating income: Operating income during the three months ended September 30, 2018 increased compared to the same period in 2017 primarily due to increases in television advertising and carriage fee revenues, which outpaced the increase in selling, general and administrative expenses; and due to reductions in content costs and other operating costs.
Operating income during the nine months ended September 30, 2018 increased compared to the same period in 2017 primarily due to increases in television advertising and carriage fee revenues, which outpaced the increases in content costs and in selling, general and administrative expenses.
Our operating margin, which is determined as operating income divided by net revenues, was 17.0% and 20.8% for the three and nine months ended September 30, 2018 compared to 13.4% and 19.1% for the three and nine months ended September 30, 2017.
Other income / (expense):

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Interest expense	$(8,437)	$(18,352)	54.0%	$(33,890)	$(54,773)	38.1%
Other non-operating income / (expense):
Interest income	141	139	1.4%	487	326	49.4%
Foreign currency exchange gain / (loss), net	1,387	4,609	(69.9)%	(401)	14,085	NM (1)
Change in fair value of derivatives	67	(1,150)	NM (1)	(1,262)	(1,882)	32.9%
Loss on extinguishment of debt	(127)	(101)	(25.7)%	(415)	(101)	NM (1)
Other income, net	103	45	128.9%	274	254	7.9%
Provision for income taxes	(3,190)	(3,157)	(1.0)%	(14,227)	(12,770)	(11.4)%
Income / (loss) from discontinued operations, net of tax	57,581	(5,988)	NM (1)	63,269	(8,747)	NM (1)
Net loss attributable to noncontrolling interests	80	188	(57.4)%	274	534	(48.7)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017. This reflects the repricing of our Guarantee Fees in April 2018, the repayment of outstanding amounts of the 2019 Euro Loan, the partial repayment of the 2021 Euro Loan as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
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
During the nine months ended September 30, 2018, we recognized a net loss of US$ 0.4 million comprised of transaction gains of US$ 0.5 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 2.7 million on our long-term debt and other financing arrangements and transaction gains of US$ 1.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.

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
Change in fair value of derivatives: During the three and nine months ended September 30, 2018, we recognized a gain and a loss, respectively, as a result of the change in the fair value of our interest rate swaps that are not designated as hedging instruments. During the three and nine months ended September 30, 2017, we recognized losses as a result of the change in the fair value of our since settled USD/EUR foreign currency forward contracts. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Loss on extinguishment of debt: During the three and nine months ended September 30, 2018, we recognized losses on extinguishment of debt related to our full repayment of the 2019 Euro Loan and partial repayment of the 2021 Euro Loan.
Other income, net: Our other income / expense, net during the three and nine months ended September 30, 2018 and 2017 was not material.
Provision for income taxes: The provision for income taxes for the three and nine months ended September 30, 2018 and for the same periods in 2017 reflects income tax charges on profits in the Czech Republic, Romania and the Slovak Republic and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic and 21% in the Slovak Republic.
Income / (loss) from discontinued operations, net of tax: Income from discontinued operations, net of tax for the three and nine months ended September 30, 2018 is comprised of the gain on sale of our Croatia operations, results of the Slovenia operations and the Croatia operations through the date of sale as well as the allocation of interest expense and Guarantee Fees and transaction costs. Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2017 is comprised of the results of the Croatia and Slovenia operations as well as the allocation of interest expense and Guarantee Fees and transaction costs. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale" and Note 5, "Long-term Debt and Other Financing Arrangements".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and nine months ended September 30, 2018 and 2017 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive income / (loss):

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Currency translation adjustment, net	$12,137	$9,227	31.5%	$(10,707)	$42,203	NM (1)
Unrealized gain / (loss) on derivative instruments	1,033	(135)	NM (1)	(1,895)	1,083	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive income / (loss) due to currency translation adjustment, net comprised the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2018	2017	% Act	2018	2017	% Act
Foreign exchange gain on intercompany transactions	$4,894	$1,142	NM (1)	$1,370	$7,824	(82.5)%
Foreign exchange (loss) / gain on the Series B Preferred Shares	(1,902)	8,833	NM (1)	(9,579)	29,284	NM (1)
Currency translation adjustment	9,145	(748)	NM (1)	(2,498)	5,095	NM (1)
Currency translation adjustment, net	$12,137	$9,227	31.5%	$(10,707)	$42,203	NM (1)

(1)	Number is not meaningful.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2018 and September 30, 2017.
Percent Change During the Nine Months Ended September 30, 2018
Percent Change During the Nine Months Ended September 30, 2017
Unrealized gain / (loss) on derivative instruments: The gains / (losses) on derivatives classified as cash flow hedges of the 2021 and 2023 Euro Loans, which are recognized in accumulated other comprehensive income / (loss), for the three and nine months ended September 30, 2018 and 2017 are due to the effective portion of the changes in the fair value of our interest rate swaps on the 2021 and 2023 Euro Loans. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at September 30, 2018 and December 31, 2017:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2018	December 31, 2017	% Act	% Lfl
Current assets	$371,585	$464,774	(20.1)%	(17.6)%
Non-current assets	1,099,871	1,163,281	(5.5)%	(2.3)%
Current liabilities	162,737	188,264	(13.6)%	(10.8)%
Non-current liabilities	850,750	1,180,968	(28.0)%	(25.5)%
Temporary equity	269,370	264,593	1.8%	1.8%
CME Ltd. shareholders’ equity / (deficit)	188,577	(5,788)	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	22	18	22.2%	(92.2)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2017, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at September 30, 2018 decreased from December 31, 2017 primarily due to a reduction in accounts receivable caused by seasonality trends of our business as our advertising sales tend to be lowest during the third quarter of each calendar year due to the summer holiday period, and highest during the fourth quarter of each calendar year due to the winter holiday season.
Non-current assets: Non-current assets at September 30, 2018 decreased from December 31, 2017 primarily due to amortization of own produced program rights related to significant projects aired during 2018, as well as depreciation of property, plant and equipment and amortization of broadcast licenses in the Czech Republic, partially offset by additions to property, plant and equipment.
Current liabilities: Excluding the impact of liabilities held for sale, current liabilities at September 30, 2018 decreased from December 31, 2017 primarily due to lower programming and income taxes payables, partially offset by higher deferred revenue from customer prepayments on their fall 2018 advertising campaigns.
Non-current liabilities: Non-current liabilities at September 30, 2018 decreased from December 31, 2017 primarily due to the repayment of amounts outstanding of the 2019 Euro Loan and the partial repayment of the 2021 Euro Loan together with related Guarantee Fees and the Commitment Fee. See Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at September 30, 2018 and December 31, 2017 represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity / (deficit): The increase in shareholders' equity primarily reflects the exercise of warrants and net income attributable to CME Ltd. during the nine months ended September 30, 2018 partially offset by the impact of currency translation adjustments in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries at September 30, 2018 decreased at constant rates from December 31, 2017 due to the net loss attributable to the noncontrolling interest in Bulgaria.
IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 1.1 million during the nine months ended September 30, 2018. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2018	2017
Net cash generated from continuing operating activities	$84,934	$90,638
Net cash used in continuing investing activities	(12,078)	(16,250)
Net cash used in continuing financing activities	(180,520)	(57,782)
Net cash provided by / (used in) discontinued operations	110,796	(62)
Impact of exchange rate fluctuations on cash and cash equivalents	(2,032)	9,884
Net increase in cash and cash equivalents	$1,100	$26,428
Operating Activities
Net cash generated from continuing operations declined during the nine months ended September 30, 2018 when compared to the same period in 2017. While we saw an increase in cash collections due to improved operating performance and higher prepayments from customers, we paid a significant amount of Guarantee Fees that we previously paid in kind and we also paid more cash for income taxes. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 24.9 million during the nine months ended September 30, 2018 compared to US$ 22.2 million during the nine months ended September 30, 2017.
Investing Activities
Our net cash used in continuing investing activities decreased for the nine months ended September 30, 2018 and 2017 primarily due to the timing of capital expenditures for property, plant and equipment and increases in capital leasing.

Index

Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2018 primarily reflects principal repayments made on our obligations under the 2019 and 2021 Euro Loans offset by the proceeds from the issuance of warrants. Cash used by continuing financing activities during the nine months ended September 30, 2017 primarily reflected principal repayments made on our obligations under the 2019 Euro Loan offset by proceeds from a sale-leaseback transaction entered into in Romania.
Discontinued Operations
The increase in net cash provided by discontinued operations during the nine months ended September 30, 2018 primarily reflects the the proceeds from the sale of our Croatia operations as well as cash collections from improved operating performance of our former Slovenia operations. See Item 1, Note 3, "Discontinued Operations and Assets Held for Sale".
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at September 30, 2018, we also had available the aggregate principal amount under the 2023 Revolving Credit Facility of US$ 75.0 million (see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2018 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$786,167	$—	$—	$786,167	$—
Long-term debt – interest	184,884	34,093	68,613	82,178	—
Unconditional purchase obligations	86,260	39,212	35,035	8,818	3,195
Operating leases	6,372	2,078	1,864	725	1,705
Capital lease obligations	13,445	4,605	7,729	1,111	—
Other long-term obligations	11,811	8,254	3,153	388	16
Total contractual obligations	$1,088,939	$88,242	$116,394	$879,387	$4,916
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at September 30, 2018.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2018, we had commitments in respect of future programming of US$ 84.8 million. This includes contracts signed with license periods starting after September 30, 2018.
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
IV (d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. Since 2015, our cash flow from operating activities has been positive and our cost of borrowing has consistently decreased. For the nine months ending September 30, 2018, net cash generated from continuing operations and unlevered free cash flow were US$ 84.9 million and US$ 125.8 million, respectively, compared to

Index

US$ 90.6 million and US$ 98.0 million for the nine months ended September 30, 2017 (See Section II, Overview). As at September 30, 2018, we had US$ 56.0 million in cash and cash equivalents.
On April 25, 2018, Warner Media and TW Investor exercised 100,926,996 warrants at US$ 1.00 per share. We applied the US$ 100.9 million proceeds and together with cash from operations to repay EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal of the 2019 Euro Loan, reducing the outstanding amount to EUR 40.8 million. Following the closing of the Croatian Transaction, we used the proceeds of EUR 86.4 million (approximately US$ 101.4 million at July 31, 2018 rates) and cash from operations to pay down the balance of the 2019 Euro Loan and to repay the accrued Commitment Fee and accrued Guarantee Fees of US$ 41.2 million, as well as EUR 25.0 million (approximately US$ 29.3 million at July 31, 2018 rates) of the principal balance of the 2021 Euro Loan. As a result, our nearest debt maturity is November 1, 2021.
As at September 30, 2018, the weighted average all-in rate (comprising interest and Guarantee Fees) applicable to the Euro Loans was approximately 4.1%, all of which is payable in cash. Our net leverage as at September 30, 2018, improved from 4.4x to 3.8x from the previous quarter. As a result, the weighted average all-in rate applicable to the Euro Loans will decline by 0.5% to approximately 3.5%, effective October 2018. We expect the all-in rates to decline further upon additional deleveraging following further improvements in our operating results and the closing of the Slovenian Transaction.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at September 30, 2018.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
September 30, 2018:

Expected Maturity Dates	2018	2019	2020	2021		2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	—	210,335		—	468,800
Average interest rate (1)	—	—	—	1.28%		—	1.28%

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	210,335	—	679,135	(2)	—	468,800	(3)
Average pay rate	—	0.31%	—	0.33%		—	0.97%
Average receive rate	—	—%	—	—%		—	—%

(1)
As discussed in Item 1, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.75% per annum and the all-in borrowing rate on the 2023 Euro Loan was 4.25% per annum as of September 30, 2018.

(2)
The interest rate swaps related to the 2021 Euro Loan maturing in 2021 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2019. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

(3)
The interest rate swaps related to the 2023 Euro Loan maturing in 2023 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2021. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At September 30, 2018, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to continue to pursue the claim. The plaintiff can appeal this decision. There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
Markiza is seeking to have the civil proceedings either suspended until the conclusion of the criminal proceedings or dismissed. In the event any of the civil proceedings are not suspended or dismissed, Markiza will continue to vigorously defend the claims.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the current growth trends will continue in the future. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. The United States has imposed tariffs on certain products from many of its trading partners, and if trade tensions escalate between the United States and Europe this may result in the imposition of tariffs on cars and auto part exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

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
On March 29, 2017, the United Kingdom formally initiated the process to leave the EU, commonly referred to as "Brexit", triggering a two-year period to finalize the terms for its leaving the EU. It is expected that economic conditions in the EU will be impacted by Brexit. While the overall economic impact of Brexit on the EU and the Euro is difficult to estimate at present, decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. There is also significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and pressure to reach an agreement ahead of the approaching deadline may result in terms that would have a more prolonged economic impact. In addition, if other countries seek to leave the EU, that would increase uncertainty in the region, which may have a further negative impact on investment and economic growth rates. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which are net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact our business.
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
If the Slovenian Transaction fails to complete or is terminated, we may need to find alternative sources of funds to repay certain of our indebtedness
On July 9, 2017, we entered into a framework agreement (the “Framework Agreement”) with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatia and Slovenia operations (the "Divestment Transaction") for cash consideration of EUR 230.0 million, subject to customary working capital adjustments as well as the receipt of regulatory approvals and the satisfaction of other customary closing conditions. On July 5, 2018, the terms of the Framework Agreement were amended and restated (the “Restated Framework Agreement”) to provide that the sale of our Croatia operations (the "Croatian Transaction") is independent from the sale of our Slovenia operations (the "Slovenian Transaction"). The Croatian Transaction closed on July 31, 2018. On September 13, 2018, the terms of the Restated Framework Agreement were further amended to provide that the date after which we and the Purchaser may terminate the Restated Framework Agreement if the Slovenian Transaction has not closed be extended until October 31, 2018 (the "Long Stop Date"). There is no guarantee that all necessary regulatory approvals required to close the sale of our Slovenia operations will be obtained by the Long Stop Date. In the event the required regulatory approvals for the Slovenian Transaction are not obtained by the Long Stop Date or the parties have not otherwise agreed to extend that date, both we and the Purchaser have the right to terminate the Restated Framework Agreement on notice to the other party. If the Slovenian Transaction does not close or is terminated, we would not be able to repay indebtedness we planned to repay with expected proceeds of such transactions.

Index

Our debt service obligations and covenants may restrict our ability to conduct our operations.
We have significant debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if the Slovenian Transaction does not close and cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part I, Item 1, Note 5, "Long-term Debt and Other Financing Arrangements".
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic are valid for indefinite time periods, our other broadcasting licenses expire at various times from 2019 through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Following the completion of the AT&T and Time Warner, Inc. merger on June 14, 2018, AT&T, through its wholly owned subsidiaries Warner Media and TW Investor, is the largest beneficial owner of shares of our Class A common stock, holding 162,334,771 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and on April 25, 2018, Warner Media (formerly Time Warner, Inc. at date of exercise) exercised warrants to acquire 100,926,996 shares of our Class A common stock. The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into approximately 111.1 million shares of Class A common stock at the option of Warner Media (subject to certain exceptions). Warner Media has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. For additional information on the Series A Preferred Shares, Series B Preferred Shares and warrants, see Part I, Item 1, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.9%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. In addition to the Warrant Shares subject to the standing proxies, AT&T beneficially owns 61,407,775 shares of Class A common stock and one share of the Series A Preferred Stock, which is entitled to one vote for each of the 11,211,449 shares of Class A common stock underlying it. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions.
We are also party to an amended investor rights agreement with Warner Media and the other parties thereto under which, among other things, Warner Media was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. Warner Media is also our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility (when drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Warner Media may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of AT&T as our largest beneficial owner could be in conflict with the interests of minority shareholders.
The price of our Class A common stock may be volatile.
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described above under “Risks Relating to Our Operations” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially impact the market price of shares of our Class A common stock, regardless of our operating performance.
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
10.01*
Amendment No. 1 to Amended & Restated Framework Agreement, dated September 13, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on September 14, 2018).

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

Central European Media Enterprises Ltd.
Date:	October 18, 2018	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer