Form 10-K
period 2018-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2019-02-06
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price of US$ 4.15 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2018) was US$ 363.6 million.
Number of shares of Class A Common Stock outstanding as of February 1, 2019: 252,853,554
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2019 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2018

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions including as a result of the quantitative easing program implemented by the European Central Bank; the economic, political and monetary impacts of Brexit; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
Defined Terms
Unless the context otherwise requires, references in this report to the "Company", "CME", "we", "us" or "our" refer to Central European Media Enterprises Ltd. ("CME Ltd.") or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates or average rates where applicable. All references in this report to "US$" or "dollars" are to U.S. dollars, all references to "BGN" are to Bulgarian leva, all references to "CZK" are to Czech koruna, all references to "RON" are to the New Romanian lei and all references to "Euro" or "EUR" are to the European Union Euro. The exchange rates as at December 31, 2018 used in this report are US$/BGN 1.71; US$/CZK 22.47; US$/RON 4.07; and US$/EUR 0.87.
The following defined terms are used in this Annual Report on Form 10-K:

•	"2017 PIK Notes" refers to our 15.0% senior secured notes due 2017, redeemed in April 2016;

•	"2017 Term Loan" refers to our 15.0% term loan facility due 2017, repaid in April 2016;

•
"2019 Euro Loan" refers to our floating rate senior unsecured term credit facility guaranteed by Warner Media (as defined below), dated as of November 14, 2014, as amended on March 9, 2015, February 19, 2016, June 22, 2017 and February 5, 2018 which was repaid in full on July 31, 2018;

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

Index

PART I
ITEM 1.    BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with five operating segments, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. We own 94% of our Bulgaria operations and 100% of our companies in our remaining countries.
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatian and Slovenian operations (the "Divestment Transaction"). Following an amendment and restatement of that agreement on July 5, 2018 to permit the sale of each operation independently, the sale of our Croatian operations was completed on July 31, 2018. Accordingly, the Croatian operations are presented as discontinued operations for all periods in this report. The agreement to sell our operations in Slovenia was terminated on January 18, 2019. As a result, the Slovenian operations are not presented as held for sale or discontinued operations, and the discussion below relates to our continuing operations in the five operating segments. See Part II, Item 8, Note 3, "Discontinued Operations and Assets Held for Sale" for further information.
Our main operating countries are members of the European Union (the "EU"). However, as emerging economies, they have adopted Western-style democratic forms of government and have economic structures, political and legal systems, and corporate governance and business practices that continue to evolve. As the economies of our operating countries converge with more developed nations and their economic and commercial infrastructures continue to mature, we believe the business risks of operating in these countries will continue to decline.
Operating Strategy
We operate market leading television networks in each of these five countries, broadcasting a total of 31 television channels to approximately 45 million people living in the region. Each segment also develops and produces content for their television channels and digital properties. We generate advertising revenues in our country operations from agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels and websites that we operate. We generate additional revenues by collecting fees from cable, direct-to-home ("DTH") and internet protocol television ("IPTV") operators for carriage of our channels.
Our strategy is to maintain or increase our audience leadership in each of our operating countries and to pursue sales strategies designed to maximize our revenues in order to provide additional financial resources to invest in popular local content. We have built our audience leadership in each of our markets by operating a multi-channel business model with a diversified portfolio of television channels which appeal to a broad audience.
Content that consistently generates high audience shares is crucial to maintaining the success of each of our country operations. While content acquired from the Hollywood studios remains popular, our audiences increasingly demand content that is produced in their local language and reflects their society, attitudes and culture. We believe developing and producing local content is key to being successful and supporting market-leading television channels, particularly in prime time, and that maintaining a regular stream of popular local content at the lowest possible cost is a key strength over the long term.
As the distribution platforms in our region develop and become more diversified, our television channels and digital content will increasingly reach viewers through new distribution offerings and on mobile devices. We offer viewers the choice of watching our television content through a variety of platforms, including Voyo, our subscription video-on-demand service, and advertising supported catch-up services on our websites. Additionally, we operate a portfolio of digital media products that complement our news programming and other television station-related brands.
Sales
We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on our television channels.
Our main unit of inventory is the commercial gross rating point ("GRP"), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or "CPP"). The CPP varies depending on the season and time of day the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. Our larger advertising customers generally commit to specified amounts of advertising on an annual basis, which sets the pricing for a minimum volume of GRPs.
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
We also generate a growing proportion of revenues by collecting carriage fees from cable, satellite and IPTV operators for broadcasting our television channels. This fee revenue is generally based on the number of subscribers to offerings from these operators that include our channels.
Programming
Our programming strategy in each country is tailored to match the expectations of key audience demographics by scheduling and marketing an optimal mix of programs in a cost effective manner. The programming that we provide drives our audience shares and ratings (see "Audience Share, Ratings and Competition" below) and consists of locally-produced news, current affairs, fiction, and reality and entertainment shows as well as acquired foreign movies, series and sports programming.
We focus our programming investments on securing leading audience share positions during prime time, where the majority of advertising revenues are derived, and improving our cost efficiency through optimizing the programming mix and limiting the cost of programming scheduled off-prime time while maintaining all day audience shares.

Index

Audience Share, Ratings and Competition
Audience share represents the viewers watching a channel as a proportion of the total audience watching television at that time. Ratings represent the number of people watching a channel in proportion to the total population. Audience share and ratings information are measured in each market by independent agencies using peoplemeters, which measure audiences for different demographics and subgeographies of the population throughout the day. Our channels schedule programming intended to attract audiences within specific target demographics that we believe will be attractive to advertisers and television distributors. The tables below provide a comparison of all day and prime time audience shares for 2018 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, BTV ACTION, BTV LADY and RING.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2018	2017	2018	2017
18-49	BTV	CME	29.7%	31.8%	32.4%	34.8%
	NOVA TV	MTG	17.7%	16.7%	19.3%	18.5%
	BNT 1	Public television	6.6%	6.0%	8.9%	7.4%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2018 were 40.1% and 43.1%, respectively.
Czech Republic
We operate one general entertainment channel, TV NOVA, and seven other channels, NOVA 2, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2018	2017	2018	2017
15-54	TV NOVA	CME	22.4%	23.7%	25.8%	27.9%
	Prima	GME	10.8%	10.7%	13.1%	13.5%
	CT 1	Public television	12.8%	12.2%	15.5%	14.1%

Source: ATO - Nielsen Admosphere; Mediaresearch
The combined all day and prime time audience shares of our Czech Republic operations in 2018, excluding NOVA SPORT 1, NOVA SPORT 2 and NOVA INTERNATIONAL, were 35.3% and 36.7%, respectively.
Romania
We operate one general entertainment channel, PRO TV, and seven other channels, PRO 2, PRO X, PRO GOLD, PRO CINEMA, PRO TV INTERNATIONAL, MTV ROMANIA, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2018	2017	2018	2017
18-49 Urban	PRO TV	CME	22.5%	23.3%	24.7%	27.0%
	Antena 1	Intact group	14.5%	14.9%	15.6%	15.9%
	TVR 1	Public television	2.2%	1.4%	2.7%	1.5%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania operations in 2018, excluding PRO TV INTERNATIONAL, and PRO TV CHISINAU were 26.7% and 28.8%, respectively.

Index

Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2018	2017	2018	2017
12-54	TV MARKIZA	CME	21.3%	19.5%	21.8%	20.3%
	TV JOJ	J&T Media Enterprises	13.9%	16.5%	17.7%	20.2%
	Jednotka	Public Television	8.4%	8.6%	10.2%	10.8%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic operations in 2018, excluding MARKIZA INTERNATIONAL, were 28.5% and 29.5%, respectively.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2018	2017	2018	2017
18-54	POP TV	CME	21.0%	21.6%	32.8%	32.6%
	Planet TV	Antenna Group / TSmedia	5.4%	7.1%	6.8%	9.5%
	SLO 1	Public Television	9.1%	9.9%	9.9%	10.5%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia operations in 2018 were 38.8% and 49.6%, respectively.
Seasonality
We experience seasonality, with advertising sales tending to be highest during the fourth quarter of each calendar year due to the holiday season, and lowest during the third quarter of each calendar year due to the summer vacation period (typically July and August). Our non-advertising sales are not affected by seasonality.
Regulation of Television Broadcasting
Television broadcasting in each of the countries in which we operate is regulated by a governmental authority or agency. In this report, we refer to such agencies individually as a "Media Council" and collectively as "Media Councils". Media Councils generally supervise broadcasters and their compliance with national broadcasting legislation, as well as control access to the available frequencies through licensing regimes.
Programming and Advertising Regulation
Our main operating countries are member states of the EU, and our broadcast operations in such countries are subject to relevant EU legislation relating to media.
The EU Audiovisual Media Services Directive (the "AVMS Directive"), which came into force in March 2010, provides the legal framework for audiovisual media services generally in the EU. On November 6, 2018, the European Council adopted amendments to the AVMS Directive, which formally entered into force on December 18, 2018. European Member States, including the territories in which CME operates, will have until September 19, 2020, to transpose the amendments to the AVMS Directive into national legislation. The original AVMS Directive shall remain in force until new legislation incorporating the amendments to the AVMS Directive (described below) are implemented in the countries in which we operate. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and catch-up) transmissions of audiovisual media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive requires broadcasters to comply with rules related to, but not limited to, program content, advertising content and quotas, product placement, sponsorship, teleshopping, the protection of minors, accessibility by persons with a visual or hearing disability, and minimum quotas with respect to "European works" (defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries). In addition, the AVMS Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. In respect of advertising, the AVMS Directive currently provides that the proportion of television advertising spots and teleshopping spots within any hour of broadcasting shall not exceed 20% The current AVMS Directive does not otherwise restrict when programming may be interrupted by advertising in linear broadcasting, except in the case of films and news programming (where programming may be interrupted once every thirty minutes or more) and children’s programming (where the same restriction applies providing that the program is greater than thirty minutes) and religious programming (where no advertising or teleshopping shall be inserted). Under the current AVMS Directive, there is also a general prohibition on product placement, subject to certain exceptions (for example it is permitted in films and series, sports programs and light entertainment programs) and providing that the use of product placement is not ‘unduly’ prominent, is not promotional and is appropriately identified to viewers.
The amendments to the AVMS Directive will liberalize some of the AVMS Directive requirements and extend some rules that currently apply to broadcasters to video-on-demand services (such as program content, advertising content, and quotas and prominence requirements for European works). The amendments also introduce more stringent rules related to the protection of minors as well as bringing video-sharing platforms that target audiences in the EU (such as Youtube, Facebook, Instagram) within its the scope.

Index

In respect of advertising, the amendments to the AVMS Directive will provide greater flexibility to linear broadcasters on the timing of advertising so that the share of television commercials and teleshopping spots between 6am and 6pm and between 6pm and midnight may not exceed 20% of the total broadcasting time in each respective time slot (rather than the 20% hourly limit that currently exists). This means that broadcasters will be able to allocate up to 144 minutes of advertising in total during the period between 6am and 6pm, and 72 minutes in total between 6pm and midnight, with no specific restrictions on the amount of advertising between midnight and 6am. The amendments to the AVMS Directive will permit product placement in all audiovisual media services except in news and current affairs programs, consumer affairs programs, religious programs and children’s programs while maintaining the requirements that the use of product placement is not unduly prominent, is not promotional and is appropriately identified to viewers and imposing restrictions on the type of products which may be placed (e.g., no cigarettes or alcohol). In addition, the amended AVMS Directive will impose a ban on advertising, sponsorship and product placement of electronic cigarettes in any audiovisual service.
In respect of the protection of minors, the amended AVMS Directive will impose a ban on teleshopping during the broadcast of children’s programs, will provide Member States with the option of banning the sponsorship of children’s programs, and will limit the uses of personal data of children.
Under the amendments to the AVMS Directive, Member States will also have the option of imposing on their audiovisual service providers (including broadcasters and video-on-demand services providers whose operations target their service to an audience within a different Member State) a financial contribution towards the European production of Europeans works). There will also be a requirement that broadcasters and other audiovisual service providers ensure that at least 30% of their video-on-demand service catalog is dedicated to European works and that such works are given due prominence.
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
Czech Republic: Privately owned broadcasters in the Czech Republic are permitted to broadcast advertising for up to 12 minutes per hour. In September 2011, legislation was implemented in the Czech Republic which restricts the amount of advertising that may be shown on channels of the public broadcaster, CT. Pursuant to the regulation, channels CT 2 and CT 4 may show a limited amount of advertising up to 0.5% of the total daily broadcasting time on each channel, of which only 6 minutes per hour may be in prime time. No advertising may be shown on the other public TV channels, except where broadcasting an advertisement is a necessary condition for the acquisition of rights to broadcast cultural or sport events on such public channels. Where such broadcasting advertisement conditions apply, the same limitations on advertising time applicable to CT 2 and CT 4 shall apply to any advertising on the other public TV channels. Also included in the legislation is the requirement that national private broadcasters must contribute annually to a Czech cinematography fund in an amount equal to 2% of their net advertising revenues. We are entitled to apply for financing from the fund. In the Czech Republic, all broadcasters are restricted with respect to the frequency of advertising breaks during and between programs, as well as being subject to restrictions that relate to advertising content, including a ban on tobacco advertising and limitations on advertisements of alcoholic beverages, pharmaceuticals, firearms and munitions.
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
Slovenia: Privately owned broadcasters in Slovenia are allowed to broadcast advertising for up to 12 minutes in any hour. The public broadcaster, SLO, which is financed through a compulsory television license fee and commercial activities, is allowed to broadcast advertising for up to 10 minutes per hour, but is only permitted up to seven minutes per hour between the hours of 6:00 p.m. and 11:00 p.m. There are also restrictions on the frequency of advertising breaks during programs and restrictions that relate to advertising content, including restrictions on food advertising during children's programming and a ban on tobacco advertising and a prohibition on the advertising of any alcoholic beverages from 7:00 a.m. to 9:30 p.m. and generally for alcoholic beverages with an alcoholic content of more than 15%. Our Slovenian operations are required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 20% of a station's daily programming consist of locally produced programming, of which at least 60 minutes must be broadcast between 6:00 p.m. and 10:00 p.m. In addition, 50% of our niche channels' annual broadcast time must be European-origin audio-visual works and at least 10% of such stations' annual broadcast time must be European audio-visual works produced by independent producers.

Index

Licensing Regulation
The license granting and renewal process in our operating countries varies by jurisdiction and by type of broadcast permitted by the license (i.e., terrestrial, cable, satellite). Depending on the country, terrestrial licenses may be valid for an unlimited time period, may be renewed automatically upon application or may require a more lengthy renewal procedure, such as a tender process. Generally cable and satellite licenses are granted or renewed upon application. We expect all of our licenses will continue to be renewed or new licenses to be granted as required to continue to operate our business. All of the countries in which we operate have transitioned from analog to digital terrestrial broadcasting and we have obtained digital licenses where requested. In January 2017, we ceased terrestrial distribution of our channels in the Slovak Republic and Slovenia, and channels are now available exclusively on cable, satellite and IPTV platforms. We will apply for additional digital licenses where such applications are prudent and permissible. Please see below for more detailed information on licenses for our channels.
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
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA broadcasts under a national terrestrial license that expires in January 2025. TV NOVA may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in September 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until November 2019. NOVA SPORT 1 broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. NOVA SPORT 2 broadcasts pursuant to a satellite license that expires in August 2027. NOVA ACTION broadcasts pursuant to a satellite license that expires in July 2024, a national terrestrial license that expires in September 2023. NOVA 2 broadcasts pursuant to a national terrestrial license that expires in December 2024, a satellite license that expires in February 2025. NOVA GOLD broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025. In addition, each channel has a license that permits internet transmission that expires in June 2030. NOVA INTERNATIONAL broadcasts pursuant to a license that permits internet transmission which expires in January 2028.
Romania: PRO TV broadcasts pursuant to a national satellite license granted by the Romanian Media Council, the National Audio-Visual Council, that expires in May 2023. PRO 2 broadcasts pursuant to a national satellite license that expires in January 2025. PRO GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO CINEMA broadcasts pursuant to a national satellite license that expires in April 2022. PRO X broadcasts pursuant to a national satellite license that expires in July 2021. PRO TV INTERNATIONAL broadcasts pursuant to a national satellite license that expires in May 2027 and MTV ROMANIA broadcasts pursuant to a national satellite license which terminates in February 2019. PRO 2 also broadcasts in high-definition pursuant to a written consent from the Media Council. PRO TV CHISINAU broadcasts pursuant to a cable license granted by the Audio-Visual Coordinating Council of the Republic of Moldova (the "AVCC") that expires in November 2023.
Slovak Republic: TV MARKIZA, DOMA and DAJTO each broadcast pursuant to a national license for digital broadcasting granted by the Council for Broadcasting and Retransmission, the Media Council of the Slovak Republic, which is valid for an indefinite period. MARKIZA INTERNATIONAL is broadcast pursuant to the license granted to TV MARKIZA.
Slovenia: Our Slovenian channels POP TV, KANAL A, KINO, BRIO and OTO each have licenses granted by the Agency for Communication Networks and Services of the Republic of Slovenia and the Ministry of Culture, that allow for broadcasting on any platform, including digital, cable and satellite. These licenses are valid for an indefinite time period.
OTHER INFORMATION
Employees
As of December 31, 2018, we had a total of approximately 2,600 employees (including contractors).
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the current growth trends will continue in the future. Growth of the German economy decelerated during the final quarter of 2018 leading to lower forecasts for future growth, and Italy slipped into recession fueling concerns that its government will not meet its budget deficit target in 2019. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. The United States has imposed tariffs on certain products from many of its trading partners, including Europe and China. If trade tensions between the United States and Europe escalate, this may result in the imposition of tariffs on cars and auto part exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Additionally, a slowdown in China resulting from existing or increased tariffs on Chinese products may have an adverse impact on the global economy, which may ultimately reduce demand for European exports and the rate of GDP growth in the countries in which we operate. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Changes to the quantitative easing program implemented by the European Central Bank ("ECB") and the impact on the region of the United Kingdom’s exit from the European Union ("EU") may adversely affect our financial position and results of operations.
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone, including strong growth in 2017, has been helped by the ECB’s quantitative easing program which was recalibrated in January 2018. Citing improved economic conditions, the ECB ended its quantitative easing program at the end of December 2018. The cessation of quantitative easing may adversely impact future growth in Eurozone countries, including the countries we operate in which would negatively impact our business.
On March 29, 2019, the two-year period during which the United Kingdom is to finalize the terms and process for leaving the EU, commonly referred to as "Brexit", will expire. There is significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that economic conditions in the EU will be impacted by Brexit. Given the ongoing uncertainty over the final terms of Brexit, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operation and cash flows.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. While we have implemented pricing strategies to increase sales and television advertising spending, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our ability to secure distribution on cable, satellite or IPTV operators, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on digital terrestrial television ("DTT") in the Slovak Republic and Slovenia, may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences may have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.

Index

We may be unable to repay or refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. Following the termination on January 18, 2019 of the agreement we originally entered into on July 9, 2017 with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., for the sale of our Slovenian operations, we have not repaid the indebtedness we planned to repay with the proceeds we had expected to receive from that sale. Under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), we can incur only limited amounts of additional indebtedness, other than indebtedness incurred to refinance existing indebtedness. In addition, all commitments under the 2023 Revolving Credit Facility also terminate on the refinancing of any Euro Loan. We face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Furthermore, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 365 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2023 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 10% plus LIBOR or 9% plus the alternate base rate on the date that is 365 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
Our debt service obligations and covenants may restrict our ability to conduct our operations.
We have significant debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part II, Item 8, Note 5, "Long-term Debt and Other Financing Arrangements".
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
Moody’s Investors Service rates our corporate credit as B1 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on a track record of strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Warner Media is not as strong, or the strategic importance of CME to Warner Media is not as significant as it has been in the past. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. The cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, is likely to increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, wage inflation, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We are required to comply with a wide variety of laws and other regulatory obligations in the jurisdictions in which we operate and compliance by our businesses is subject to scrutiny by regulators and other government authorities in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws including the recently enacted Economic Substance Act in Bermuda, employment laws, data protection requirements including the new EU General Data Protection Regulation, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We believe we have implemented appropriate risk management and compliance policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. A failure or alleged failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings being initiated against us.
We have become aware of provisions in the tax regulations of one of our markets that shift the liability for taxes on gains resulting from certain capital transactions from the seller to the buyer. This provision may have been applicable to an acquisition made by us, although we do not believe we have any liability connected to this transaction. In addition, in 2016, the prosecuting authorities in Romania requested information in respect of an investigation into certain transactions entered into by Pro TV in 2014 primarily with certain related parties. We believe that the transactions under review are fully supported and have cooperated with the authorities in responding to the information request. In Slovenia, the competition law authorities launched an investigation in 2017 into whether our Slovenia subsidiary is dominant and abused its dominant position when concluding carriage fee agreements with platform operators in connection with its decision to cease broadcasting on DTT there. To date there has been no determination that a breach of competition has occurred. If these or other contingencies result in legal or regulatory proceedings being initiated against us, or if developments occur in respect of our compliance with existing laws or regulations, or there are changes in the interpretation or application of such laws or regulations, we may incur substantial costs, be required to change our business practices (including on what terms and conditions we offer our channels under carriage agreements), our reputation may be damaged or we may be exposed to unanticipated civil or criminal liability, including fines and other penalties that may be substantial. This could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic and Slovenia are valid for indefinite time periods, our other broadcasting licenses expire at various times from 2019 through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Following the completion of the AT&T and Time Warner, Inc. merger on June 14, 2018, AT&T, through its wholly owned subsidiaries Warner Media and TW Investor, is the largest beneficial owner of shares of our Class A common stock, holding 162,334,771 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), 200,000 shares of Series B preferred stock ("Series B Preferred Shares") and on April 25, 2018, Warner Media (formerly Time Warner, Inc. at date of exercise) exercised warrants to acquire 100,926,996 shares of our Class A common stock. The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into approximately 111.1 million shares of Class A common stock at the option of Warner Media (subject to certain exceptions). Warner Media has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. For additional information on the Series A Preferred Shares, Series B Preferred Shares and warrants, see Part II, Item 8, Note 12, "Convertible Redeemable Preferred Shares" and Note 13, "Equity".
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.9% In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. In addition to the Warrant Shares subject to the standing proxies, AT&T beneficially owns 61,407,775 shares of Class A common stock and one share of the Series A Preferred Stock, which is entitled to one vote for each of the 11,211,449 shares of Class A common stock underlying it. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors or certain transactions.

Index

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
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described above under "Risks Relating to Our Operations" as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially impact the market price of shares of our Class A common stock, regardless of our operating performance.
Our business could be negatively impacted as a result of shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company, as occurred when TCS Capital Management, LLC ("TCS Capital"), filed an amendment to its Schedule 13D in January 2017 in which it disclosed its opinions on the Company’s governance and strategic direction. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

Location	Property	Use
Hamilton, Bermuda	Leased office	Registered office, Corporate
Amsterdam, The Netherlands	Leased office	Corporate office, Corporate
Sofia, Bulgaria	Leased buildings	Office and studio space (Bulgaria segment)
Prague, Czech Republic	Owned and leased buildings	Administrative center, Corporate; Office and studio space (Czech Republic segment)
Bucharest, Romania	Owned and leased buildings	Office and studio space (Romania segment)
Bratislava, Slovak Republic	Owned buildings	Office and studio space (Slovak Republic segment)
Ljubljana, Slovenia	Owned and leased buildings	Office and studio space (Slovenia segment)
London, United Kingdom	Leased office	Administrative center, Corporate
For further information on the cash resources that fund these facility-related costs, see Part II, Item 7, III, "Liquidity and Capital Resources".

Index

ITEM 3.    LEGAL PROCEEDINGS
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. ("Markiza") was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. Two of the notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and the other two to a long-time associate of Mr. Kocner. All four notes were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings.
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
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the "First PN Case"), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) were terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case as well in respect of the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the “Second PN Case”) and one of the promissory notes having a face value of approximately EUR 26.2 million (the "Third PN Case").
On April 26, 2018, the judge in the First PN Case ruled in favor of the plaintiff. Markiza appealed that decision.
On May 14, 2018, Markiza filed a criminal complaint with the Special Prosecutor's Office of the Slovak Republic (the "Special Prosecutor’s Office") alleging that Mr. Kocner and Mr. Rusko committed the offenses of (1) counterfeiting, falsification, and illegal production of money and securities and (2) obstruction or perversion of justice. The Special Prosecutor’s Office opened criminal proceedings in the matter at that time.
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who signed two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to pursue the claim, which the plaintiff appealed.
On December 14, 2018, the appellate court suspended proceedings in respect of the First PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
On December 21, 2018, the appellate court reversed the decision of the court of first instance to terminate the Second PN Case and directed the case be tried on the merits. No hearings have been held or scheduled in respect of this claim subsequent to that decision.
There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
Markiza is seeking to have the civil proceedings in respect of this claim either suspended until the conclusion of the criminal proceedings or dismissed. In the event any of the civil proceedings are not suspended or dismissed, Markiza will continue to vigorously defend the claims.
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
On February 1, 2019, the last reported sales price for shares of our Class A common stock was US$ 3.08 and there were approximately 49 holders of record (including brokerage firms and other nominees).
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
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2018.
RECENT SALES OF UNREGISTERED SECURITIES
We did not make any sales of any unregistered securities in 2018.
PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative total shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2013 and December 31, 2018. The graph below assumes the investment of US$ 100 on December 31, 2013 in our Class A common stock, the NASDAQ Composite and the Dow Jones Europe Stock Index, assuming dividends, if any, are reinvested.
Value of US$ 100 invested at December 31, 2013 as of December 31, 2018:

Central European Media Enterprises Ltd.	$72.40
NASDAQ Composite Total Return Index	$168.30
Dow Jones Europe Stock Index	$86.82

Index

ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2018. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data". We have derived the consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected financial data for all periods presented has been recast to present our Slovenian operations as held and used and continuing operations (see Item 8, Note 3, "Discontinued Operations and Assets Held for Sale").

	For The Year Ended December 31,
	(US$ 000's, except per share data)
	2018	2017	2016	2015	2014
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS DATA:
Net revenues	$703,906	$642,868	$583,006	$550,337	$618,605
Operating income	177,587	139,914	105,748	89,645	32,950
Income / (loss) from continuing operations	97,065	51,063	(179,679)	(83,501)	(152,171)
Income / (loss) from discontinued operations, net of tax	60,548	(1,636)	(918)	(32,071)	(79,722)
Net income / (loss) attributable to CME Ltd.	$157,692	$49,768	$(180,291)	$(114,901)	$(227,428)

PER SHARE DATA:
Net income / (loss) per common share from:
Continuing operations — basic	$0.27	$0.16	$(1.28)	$(0.68)	$(1.12)
Continuing operations — diluted	0.25	0.12	(1.28)	(0.68)	(1.12)
Discontinued operations — basic	0.18	(0.01)	0.00	(0.22)	(0.54)
Discontinued operations — diluted	0.17	0.00	0.00	(0.22)	(0.54)
Attributable to CME Ltd. — basic	0.45	0.15	(1.28)	(0.90)	(1.66)
Attributable to CME Ltd. — diluted	$0.42	$0.12	$(1.28)	$(0.90)	$(1.66)

Weighted average common shares used in computing per share amounts (000’s):
Basic	230,562	155,846	151,017	146,866	146,509
Diluted	257,694	236,404	151,017	146,866	146,509

	As at December 31,
	(US$ 000's)
	2018	2017	2016	2015	2014
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$62,031	$58,748	$40,954	$59,441	$31,109
Other current assets (1)	312,062	362,491	299,466	298,843	343,519
Non-current assets	1,114,268	1,206,816	1,050,297	1,082,133	1,230,200
Total assets	$1,488,361	$1,628,055	$1,390,717	$1,440,417	$1,604,828

Current liabilities (1)	$139,692	$186,946	$171,564	$146,308	$450,286
Non-current liabilities	849,978	1,182,286	1,070,786	974,270	653,434
Temporary equity	269,370	264,593	254,899	241,198	223,926
CME Ltd. shareholders' equity / (deficit)	229,020	(5,788)	(107,804)	77,260	279,794
Noncontrolling interests	301	18	1,272	1,381	(2,612)
Total liabilities and equity	$1,488,361	$1,628,055	$1,390,717	$1,440,417	$1,604,828

(1)
Other current assets and current liabilities as at December 31, 2017 and 2014 include total assets held for sale and total liabilities held for sale of our Croatian operations and certain non-core Romanian operations, respectively.

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to page 2 of this Annual Report on Form 10-K for a list of defined terms used herein.
The following discussion and analysis should be read in conjunction with the other sections in this Annual Report, including Part I, Item 1. Business, Part II, Item 6. Selected Financial Data, and Part II, Item 8. Financial Statements and Supplementary Data. The exchange rates used in this report are as at December 31, 2018, unless otherwise indicated.
I.    Overview
Our operations comprise a unique collection of television networks across Central and Eastern Europe, each of which enjoys a strong competitive position due to audience share leadership, brand strength, popular local content, and the depth and experience of country management. The reach and affinity we provide advertisers supports our model of pricing inventory at a premium to our competition, and we seek to maximize our revenues in order to provide additional financial resources to invest in original local content. We believe these competitive advantages position us to benefit if forecast economic growth leads to continued growth of the television advertising markets in the countries in which we operate.
We are focused on enhancing the performance of our television networks in each country, which we expect will continue improving operating margins and cash generation over the short- and medium-term. Our operating and financial priorities are as follows:

•	leveraging content popular with our target demographics to maintain or increase our television audience share leadership and advertising market shares;

•	increasing carriage fees and subscription revenues as well as expanding our online content offerings to provide more diversified and predictable income;

•	maintaining a strict cost discipline while safeguarding our brands and competitive strengths to increase profitability; and

•	optimizing our capital structure and evaluating capital allocation alternatives to improve shareholder returns.
As market leaders with experienced management teams in each country, we believe we are well positioned to identify new challenges in a timely manner and adjust our strategy as new opportunities or threats arise.
We manage our business on a geographical basis with five operating segments: Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia. These operating segments, which are also our reportable segments, reflect how our operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how our operations are managed by segment managers; and the structure of our internal financial reporting.
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l., a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatian and Slovenian operations. Following an amendment and restatement of that agreement on July 5, 2018 to permit the sale of each operation independently, the sale of our Croatian operations was completed on July 31, 2018. Accordingly, the Croatian operations are presented as discontinued operations for all periods in this report. The agreement to sell our operations in Slovenia was terminated on January 18, 2019. As a result, the Slovenian operations are not presented as held for sale, and the discussion below relates to our continuing operations in the five operating segments.
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
Following a repricing of our Guarantee Fees in March 2017 and April 2018, we pay interest and related Guarantee Fees on our outstanding indebtedness in cash. In addition to this obligation to pay Guarantee Fees in cash, we expect to use cash generated by the business to pay certain Guarantee Fees that were previously paid in kind. These cash payments are all reflected in free cash flow; accordingly, we believe unlevered free cash flow, defined as free cash flow before cash payments for interest and Guarantee Fees, best illustrates the cash generated by our operations when comparing periods. We define free cash flow as net cash generated from continuing operating activities less purchases of property, plant and equipment, net of disposals of property, plant and equipment and excluding the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA because they are not considered by our co-Chief Executive Officers when evaluating performance.
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

Index

Executive Summary
The following tables provide a summary of our consolidated results for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Net revenues	$703,906	$642,868	9.5%	5.3%	$642,868	$583,006	10.3%	6.6%
Operating income	177,587	139,914	26.9%	25.1%	139,914	105,748	32.3%	27.3%
Operating margin	25.2%	21.8%	3.4 p.p.	4.0 p.p.	21.8%	18.1%	3.7 p.p.	3.6 p.p.
OIBDA	$222,674	$179,767	23.9%	20.9%	$179,767	$141,547	27.0%	22.2%
OIBDA margin	31.6%	28.0%	3.6 p.p.	4.0 p.p.	28.0%	24.3%	3.7 p.p.	3.6 p.p.
Our consolidated net revenues increased 10% at actual exchange rates and 5% at constant rates in 2018 compared to 2017 due to an increase in both television advertising revenues and carriage fee and subscription revenues. Television advertising spending in the countries in which we operate grew an estimated 3% at constant rates in 2018 compared to 2017. Our consolidated television advertising revenues grew 7% at actual rates and 3% at constant rates due to increases in advertising spending in our four largest markets. Carriage fees and subscription revenues increased 19% at actual rates and 15% at constant rates primarily due to additional carriage fees from higher prices in contracts with cable, satellite and internet protocol television ("IPTV") operators in Slovenia since those operations ceased broadcasting on digital terrestrial transmission ("DTT") in January 2017.
Costs charged in arriving at OIBDA increased 4% at actual rates but decreased 1% at constant rates in 2018 compared to 2017. Content costs were broadly flat at constant rates, as higher spending for more original local content in certain markets was mostly offset by savings in foreign acquired content. The decrease in costs overall was driven primarily by savings from personnel and related expenses, as well as lower bad debt charges and transmission fees.
Our focus on controlling costs while improving revenues led to another year of OIBDA margin expansion, which increased to 32% in 2018 from 28% in 2017. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect the trend of revenues growing at a faster pace than costs will continue in 2019 and for the next several years, leading to further margin expansion year on year although trends may vary from quarter to quarter.
The fall season concluded during the fourth quarter and we remained audience share leaders during 2018 in all of the countries in which we operate, making us the best partner for advertisers in those territories. We believe television continues to provide the most efficient medium to reach consumers in our markets.
We repaid US$ 312.0 million of debt and related payables in 2018 using cash generated by the business as well as proceeds from warrant exercises and the sale of our operations in Croatia. Together with the increased profitability of our operations, this resulted in a net leverage ratio of 3.5x at the end of 2018 compared to 5.4x at the end of 2017. Following the refinancing transaction in April 2018, our weighted average cost of borrowing is now 3.5% compared to 6.0% at the end of 2017.
On January 31, 2019, we utilized cash generated by the business to repay an additional EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan. There is now EUR 150.3 million outstanding principal on our nearest debt maturity in November 2021. Unlevered free cash flow was US$ 156.0 million in 2018, and the annual run-rate of our cash debt service obligations subsequent to the debt repayment in January 2019 is approximately US$ 26.5 million. As profitability of the operations continues to increase, the resulting uplift in free cash flow generation is expected to provide alternatives for capital allocation beyond deleveraging.
Looking ahead, while analysts forecast that GDP growth will be lower in 2019 than it was in 2018, the consensus estimate for average growth of 3.4% in the countries in which we operate again exceeds the rate of growth forecast for Western Europe and developed markets. We believe the growth in real private consumption forecast for 2019 will sustain growth in the television advertising markets.
Television continues to be the strongest medium for advertising in our operating countries, and the positive economic outlook remains the primary driver of advertiser demand. We have introduced higher list prices in our sales policies for all of our operating countries for 2019. Average realized prices for the year will ultimately depend on a number of factors, including the timing of commitments made for spending in 2019, the portion of those commitments that is prepaid, the volume of those commitments relative to the previous year, as well as the daypart and seasonality of advertisements actually placed.
We anticipate the expected improvement in our television advertising revenues will be supplemented by a higher proportion of income from other sources. Carriage fees and subscription revenues should continue to increase from higher prices, as well as increases in the number of subscribers to cable, satellite and IPTV platforms. The relaunch of our advertising based video on demand ("AVOD") platforms with improved content and technology during 2018 is also expected to increase revenue from online advertising in future periods.
There is increased competition for audience share in all markets, so the production of original local content remains a key pillar of our strategy, as it is an important factor in attracting large audiences from television and other non-linear sources of entertainment. We believe increased investments in local content will be partially offset by cost savings on foreign content, as well as savings in other programming costs. Inflationary pressures are also expected to drive a modest increase in other operating costs.

Index

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
Divestment Transaction to Accelerate Deleveraging
On July 9, 2017, we agreed to sell our operations in Croatia and Slovenia to Slovenia Broadband S.à r.l. (the "Purchaser"), a subsidiary of United Group B.V. (the "United Group"), subject to obtaining regulatory approvals and other customary closing conditions. On July 5, 2018 the Divestment Transaction was amended to allow the closing of the sale of the Croatian operations (the "Croatian Transaction") and the Slovenian operations (the "Slovenian Transaction") separately.
The Croatian Transaction was completed on July 31, 2018 and we received cash consideration of EUR 86.4 million (approximately US$ 101.4 million at July 31, 2018 rates), inclusive of a EUR 1.4 million (approximately US$ 1.6 million at July 31, 2018 rates) net working capital adjustment. The proceeds from the Croatian Transaction, supplemented by cash flow from continuing operations, were used to repay the outstanding principal amount of EUR 40.8 million (approximately US$ 47.9 million at July 31, 2018 rates) of the 2019 Euro Loan and accrued interest thereon, and to repay EUR 25.0 million (approximately US$ 29.3 million at July 31, 2018 rates) of the 2021 Euro Loan plus accrued interest thereon. In addition, we paid US$ 41.2 million to Warner Media, to repay (1) all Guarantee Fees payable to Warner Media as of the date of repayment under the 2019 Euro Loan and (2) all outstanding Guarantee Fees and the Commitment Fee, together with accrued interest thereon, previously paid in kind that were payable to Warner Media prior to repayment of the portion of the 2021 Euro Loan.
Following these repayments, our nearest debt maturity is November 2021, and together with the continued improvement in our operations, our net leverage ratio improved to 3.5x at the end of 2018. With the pricing grids applicable to the Euro Loans, our weighted average cost of borrowing was 3.5% at the end of 2018, down from approximately 6.0% at the start of 2018.
As the requisite regulatory approval from the Competition Protection Agency in Slovenia was not received as of the most recent extension of the long-stop date, we terminated the Slovenian Transaction on January 18, 2019 (see Part II, Item 8, Note 3, "Discontinued Operations and Assets Held for Sale" for further information).
Free Cash Flow and Unlevered Free Cash Flow

	For The Year Ended December 31, (US$ 000's)
	2018	2017	Movement	2017	2016	Movement
Net cash generated from / (used in) continuing operating activities	$109,024	$93,301	16.9%	$93,301	$(77,239)	NM (1)
Capital expenditures, net	(24,540)	(27,947)	12.2%	(27,947)	(26,525)	(5.4)%
Free cash flow	84,484	65,354	29.3%	65,354	(103,764)	NM (1)
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	43,350	47,197	(8.2)%	47,197	53,977	(12.6)%
Cash paid for Guarantee Fees previously paid in kind	27,328	—	NM (1)	—	22,358	(100.0)%
Cash paid for Guarantee Fees that may be paid in kind	812	8,343	(90.3)%	8,343	8,349	(0.1)%
Other (2)	—	—	—%	—	110,699	(100.0)%
Unlevered free cash flow	$155,974	$120,894	29.0%	$120,894	$91,619	31.9%
(1) Number is not meaningful.
(2) Relates to cash payments upon settlement of the 2017 PIK Notes and 2017 Term Loan for interest that was previously paid in kind (see Item 8, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies").

	December 31, 2018	December 31, 2017	Movement
Cash and cash equivalents	$62,031	$58,748	5.6%
Our unlevered free cash flow increased during 2018 compared to 2017 reflecting higher cash collections from revenue growth, as well as lower capital expenditures. This was partially offset by higher cash paid for income taxes. We ended 2018 with cash of US$ 62.0 million and we have access to another US$ 75.0 million of liquidity provided by the 2023 Revolving Credit Facility, which remains undrawn.
Although our interest expense decreased significantly during 2018 compared to 2017, the proportion of interest expense required to be paid in cash increased. In addition to this, we used proceeds from the Croatian Transaction as well as cash generated by the business to repay debt and related payables during the third quarter, which included the repayment of US$ 27.3 million of accrued Guarantee Fees that were paid in kind in prior years. The cash paid for Guarantee Fees previously paid in kind was reflected in both free cash flow and net cash generated from continuing operating activities.
Due to the significant increase in cash generated by the business, on January 31, 2019, we elected to repay an additional EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of outstanding principal balance of the 2021 Euro Loan. There is now EUR 150.3 million outstanding principal on our nearest debt maturity in November 2021.

Index

Market Information
After adjusting for inflation, we estimate that during 2018 GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe and marks the fourth consecutive year that growth in these territories has outpaced more developed markets. In this respect, "developed markets" refers to a combined group of 11 countries from within the European Union, predominantly from Western Europe, and the United States.
Higher average wages in our operating countries continued to support domestic demand and significant growth in private consumption. The average wage in the Czech Republic increased by more than 8% in 2018, which was the fastest annual growth rate in the last 15 years. The public sector wage in Romania increased in 2018, and is set to continue increasing in 2019. Unemployment has fallen to historically low rates in all countries in which we operate, with the Czech Republic seeing the lowest unemployment rate in the European Union. It has been reported that an expansion of consumer credit in Bulgaria is also contributing to growth in private consumption in the country.
While analysts forecast that GDP growth will be slightly lower in 2019 than it was in 2018, the consensus estimate for average growth of 3.4% in the countries in which we operate again exceeds the rate of growth forecast for developed markets. GDP growth in the Czech Republic during the final months of 2018 was impacted by lower automobile sales, and the Czech National Bank expects this to be a temporary drag on economic growth in the country. We believe the growth in real private consumption forecast for 2019 in the Czech Republic and the rest of the countries where we operate will sustain growth in the television advertising markets.
In Romania, the government has introduced sector taxes for 2019 that include a levy on telecommunications operators.  This tax would not apply to our Romanian operations, however it is possible that the burden of these taxes could negatively impact spending for advertising from clients in the affected sectors, and negatively impact our success in increasing carriage fees when contracts are renewed.
On March 29, 2019, the two-year period during which the United Kingdom is to finalize the terms and process for leaving the European Union, commonly referred to as “Brexit” , will expire. There is significant uncertainty regarding the terms on which the United Kingdom will leave the EU, and it is expected that economic conditions in the EU will be impacted by Brexit in 2019. However, we have not seen an appreciable impact on the behavior of advertisers in the countries in which we operate since the UK electorate voted in favor of Brexit in June 2016.
Over the long-term, we believe that there is an opportunity for GDP per capita in our markets to continue converging with that of the developed markets if sustained periods of higher growth continue. In our markets, total advertising spending and the ratio of total advertising spend per capita to nominal GDP per capita, also known as advertising intensity, both remain significantly below levels of developed markets. This is due in part to the fact that basic products such as food, beverages and household cleaning supplies comprise the main source of advertising revenues, whereas in the developed markets, the marketing of premium products, including finance, automotive, entertainment and travel products, makes up the majority of current television advertising spending. As a result, higher rates of economic growth in our markets should also result in higher rates of growth in advertising spending.
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
We believe that television advertising will continue to hold its share of total advertising spend in our markets because of its greater reach and effective measurement, which makes this medium more appealing to advertisers. Television is especially attractive to advertisers because it delivers high reach at low cost compared to other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, and we offer additional advertising opportunities when clients seek to complement their television campaigns with campaigns online. While spending for digital advertising has overtaken spending on television in the developed markets, this is not the case in our markets and we believe the strength of television as an advertising medium will continue for the foreseeable future.
The following table sets out our estimates of television advertising spending, net of discounts, by country (in US$ millions) for the years set forth below:

Country	2018	2017	2016
Bulgaria	$115	$109	$105
Czech Republic	342	332	321
Romania*	259	249	222
Slovak Republic	154	149	143
Slovenia	71	71	69
Total CME Markets	$941	$910	$860
Growth rate	3%	6%	7%
* Romania market excludes Moldova.
Source: CME estimates, using the 2018 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending in our markets increased an estimated 3% in 2018 compared to the previous year. In Bulgaria, the market increased 5% as the volume of GRPs sold increased significantly, which was partially offset by lower average prices. In the Czech Republic, market growth of 3% was driven by selling more GRPs, with more spending placed outside peak seasons as well as additional inventory available on competing channels. In Romania, the market grew 4% due to higher average prices. In the Slovak Republic, the market grew 4% due to higher average prices, which was partially offset by fewer GRPs sold, primarily by the competition. In Slovenia, the market was broadly flat due to a significant decline in GRPs sold, which was mostly offset by higher prices.

Index

Segment Performance

	NET REVENUES
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$84,593	$77,341	9.4%	5.3%	$77,341	$72,651	6.5%	3.7%
Czech Republic	233,991	209,041	11.9%	5.6%	209,041	190,372	9.8%	3.5%
Romania	201,505	191,244	5.4%	3.2%	191,244	172,951	10.6%	9.5%
Slovak Republic	106,834	97,721	9.3%	5.5%	97,721	90,549	7.9%	4.7%
Slovenia	79,587	68,696	15.9%	12.0%	68,696	56,912	20.7%	17.2%
Intersegment revenues	(2,604)	(1,175)	NM (1)	NM (1)	(1,175)	(429)	NM (1)	NM (1)
Total Net Revenues	$703,906	$642,868	9.5%	5.3%	$642,868	$583,006	10.3%	6.6%
(1) Number is not meaningful.

	OIBDA
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Bulgaria	$21,620	$16,241	33.1%	33.0%	$16,241	$12,004	35.3%	32.4%
Czech Republic	94,576	82,652	14.4%	9.2%	82,652	76,466	8.1%	0.8%
Romania	85,737	73,418	16.8%	14.0%	73,418	61,394	19.6%	19.0%
Slovak Republic	27,941	23,845	17.2%	16.2%	23,845	15,598	52.9%	44.3%
Slovenia	22,516	14,263	57.9%	57.9%	14,263	4,674	205.2%	168.4%
Eliminations	34	(3)	NM (1)	NM (1)	(3)	25	NM (1)	NM (1)
Total operating segments	252,424	210,416	20.0%	16.7%	210,416	170,161	23.7%	18.4%
Corporate	(29,750)	(30,649)	2.9%	7.8%	(30,649)	(28,614)	(7.1)%	(0.1)%
Total OIBDA	$222,674	$179,767	23.9%	20.9%	$179,767	$141,547	27.0%	22.2%
(1) Number is not meaningful.

Index

Bulgaria

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$58,350	$53,446	9.2%	5.4%	$53,446	$49,111	8.8%	6.0%
Carriage fees and subscriptions	20,989	19,462	7.8%	3.1%	19,462	18,703	4.1%	1.5%
Other	5,254	4,433	18.5%	13.8%	4,433	4,837	(8.4)%	(10.8)%
Net revenues	84,593	77,341	9.4%	5.3%	77,341	72,651	6.5%	3.7%
Costs charged in arriving at OIBDA	62,973	61,100	3.1%	(1.7)%	61,100	60,647	0.7%	(1.9)%
OIBDA	$21,620	$16,241	33.1%	33.0%	$16,241	$12,004	35.3%	32.4%

OIBDA margin	25.6%	21.0%	4.6 p.p.	5.4 p.p.	21.0%	16.5%	4.5 p.p.	4.5 p.p.
The television advertising market in Bulgaria increased an estimated 5% at constant rates in 2018 and 4% in 2017.
Our television advertising revenues increased at constant rates in 2018 due to higher average prices and selling more GRPs, as significant growth in private consumption encouraged advertisers to increase their spending. There was also an increase in revenue from sponsorship and product placement. Carriage fees and subscription revenues increased in 2018 due to an increase in the average cost per subscriber.
Our television advertising revenues increased at constant rates in 2017 due to higher average prices for the year. Carriage fees and subscription revenues increased slightly at constant rates due to continued efforts to secure new contracts with cable, satellite and IPTV operators with improved pricing.
On a constant currency basis, costs charged in arriving at OIBDA decreased in 2018 due to lower bad debt charges as well as decreases in professional fees and personnel costs. These were partially offset by an increase in content costs related to a new telenovela on our main channel in the access-prime time slot in both the spring and fall seasons.
Costs charged in arriving at OIBDA decreased at constant rates in 2017 due primarily to a US$ 3.4 million bad debt charge related to our decision to cease cooperation with one agency during the fourth quarter of 2016 and instead started working directly with the clients that agency represented. Content costs were flat, as higher spending on popular programming was offset by savings in sports rights.

Index

Czech Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$206,203	$188,373	9.5%	3.3%	$188,373	$172,392	9.3%	3.0%
Carriage fees and subscriptions	15,962	12,141	31.5%	23.0%	12,141	10,325	17.6%	11.6%
Other	11,826	8,527	38.7%	31.7%	8,527	7,655	11.4%	3.1%
Net revenues	233,991	209,041	11.9%	5.6%	209,041	190,372	9.8%	3.5%
Costs charged in arriving at OIBDA	139,415	126,389	10.3%	3.3%	126,389	113,906	11.0%	5.3%
OIBDA	$94,576	$82,652	14.4%	9.2%	$82,652	$76,466	8.1%	0.8%

OIBDA margin	40.4%	39.5%	0.9 p.p.	1.3 p.p.	39.5%	40.2%	(0.7) p.p.	(1.1) p.p.
The television advertising market in the Czech Republic increased an estimated 3% at constant rates in 2018 and 4% in 2017.
Our television advertising revenues increased at constant rates in 2018 from selling more GRPs, reflecting overall increased demand for advertising in the market, particularly due to more spending being placed when list prices are lower outside the peak seasons of spring and fall. Carriage fees and subscription revenues increased due to an increase in the number of subscribers as well as contracts with higher prices.
Our television advertising revenues increased at constant rates in 2017 due to higher average prices, which more than offset a slight decrease in GRPs sold. Carriage fees and subscription revenues increased due primarily to additional contracts for Nova International that became effective late in 2016.
Costs charged in arriving at OIBDA in 2018 increased on a constant currency basis due to investments in additional local content during the spring and fall seasons on the main channel, with more episodes of returning series as well as an additional local title in the fall season. There were also higher salary and staff costs, including additional personnel to further our digital initiatives.
On a constant currency basis, costs increased in 2017 due primarily to an increase in content costs, as higher quality productions and additional local fiction in the schedule compared to 2016 was partially offset by less expensive acquired content as well as lower transmission and consultancy costs.

Index

Romania

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$150,084	$143,693	4.4%	2.4%	$143,693	$128,814	11.6%	10.3%
Carriage fees and subscriptions	46,704	44,032	6.1%	3.4%	44,032	40,202	9.5%	8.8%
Other	4,717	3,519	34.0%	30.8%	3,519	3,935	(10.6)%	(12.0)%
Net revenues	201,505	191,244	5.4%	3.2%	191,244	172,951	10.6%	9.5%
Costs charged in arriving at OIBDA	115,768	117,826	(1.7)%	(3.6)%	117,826	111,557	5.6%	4.3%
OIBDA	$85,737	$73,418	16.8%	14.0%	$73,418	$61,394	19.6%	19.0%

OIBDA margin	42.5%	38.4%	4.1 p.p.	4.0 p.p.	38.4%	35.5%	2.9 p.p.	3.1 p.p.
The television advertising market in Romania increased an estimated 4% at constant rates in 2018 and 12% in 2017.
Our television advertising revenues increased at constant rates in 2018 from higher prices, which were partially offset by selling fewer GRPs due to lower ratings. During the spring season there was a shift in some spending to the lower priced competition, which generated more inventory to sell, but we grew faster than the market in the fourth quarter. Carriage fees and subscription revenues increased due to an increase in the number of subscribers. We will cease broadcasting MTV ROMANIA on March 1, 2019. As a result, we expect carriage fees and subscription revenues will decrease during 2019, however we do not expect this to impact profitability due to the associated cost savings.
Our television advertising revenues increased at constant rates in 2017 due to higher prices. The market continued to be largely sold out in 2017, reflecting sustained strong demand for advertising as clients invested more in campaigns to improve their competitive positions. Carriage fees and subscription revenues grew on a constant currency basis during 2017 due to an increase in the number of reported subscribers.
Costs charged in arriving at OIBDA in 2018 decreased at constant rates due to savings on production costs for locally produced formats in the spring season when compared to the schedule in 2017. There was also a reversal of a legal accrual and lower professional fees.
On a constant currency basis, costs increased in 2017 from higher content costs, as we invested more in local productions of entertainment formats as well as local fiction, which more than offset savings from sports rights. Non-programming costs also increased, primarily as a result of higher staff costs and professional fees, which more than offset lower transmission costs.

Index

Slovak Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$94,030	$85,715	9.7%	6.0%	$85,715	$84,779	1.1%	(1.9)%
Carriage fees and subscriptions	8,550	7,597	12.5%	8.1%	7,597	2,101	NM (1)	NM (1)
Other	4,254	4,409	(3.5)%	(8.5)%	4,409	3,669	20.2%	16.1%
Net revenues	106,834	97,721	9.3%	5.5%	97,721	90,549	7.9%	4.7%
Costs charged in arriving at OIBDA	78,893	73,876	6.8%	2.2%	73,876	74,951	(1.4)%	(3.8)%
OIBDA	$27,941	$23,845	17.2%	16.2%	$23,845	$15,598	52.9%	44.3%

OIBDA margin	26.2%	24.4%	1.8 p.p.	2.4 p.p.	24.4%	17.2%	7.2 p.p.	6.7 p.p.
(1) Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 4% at constant rates in 2018 and 4% in 2017.
Our television advertising revenues increased on a constant currency basis in 2018 due to higher average prices, and we regained market share. There was also higher spending on sponsorship compared to last year, as sellout rates remain elevated. Following our exit from digital terrestrial transmission of our channels at the beginning of 2017, carriage fees and subscription revenues increased significantly in 2018 as certain contracts were signed in the first half of 2017.
Our television advertising revenues decreased on a constant currency basis during 2017 from selling fewer GRPs as our audience share was affected by the lower reach for our channels, which have been distributed exclusively on cable, satellite and IPTV platforms since the start of 2017. Demand for GRPs was also lower in 2017 compared to 2016 due to spending on informational and political campaigns in the first half of 2016 that was not repeated in 2017. The change in the way our channels are distributed resulted in a significant increase in carriage fees and subscriptions revenue, as well as a cost reduction from significantly lower transmission costs.
Costs charged in arriving at OIBDA in 2018 increased due primarily to an increase in legal and professional fees (see Item 8, Note 21 Commitments and Contingencies), which were mostly offset by lower personnel costs and transmission fees. Content costs were broadly flat, as higher costs of local productions in the spring season were offset by savings in the fall season as well as lower expense from foreign content during the year.
On a constant currency basis, costs decreased in 2017 due to lower transmission costs, which were partially offset by an increase in content costs as we made targeted adjustments in the programming line-up since we changed the way our channels are distributed.

Index

Slovenia

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Television advertising	$53,783	$52,289	2.9%	(0.8)%	$52,289	$48,408	8.0%	4.9%
Carriage fees and subscriptions	21,541	12,591	71.1%	66.8%	12,591	4,714	167.1%	161.1%
Other	4,263	3,816	11.7%	8.3%	3,816	3,790	0.7%	(2.9)%
Net revenues	79,587	68,696	15.9%	12.0%	68,696	56,912	20.7%	17.2%
Costs charged in arriving at OIBDA	57,071	54,433	4.8%	0.5%	54,433	52,238	4.2%	2.2%
OIBDA	$22,516	$14,263	57.9%	57.9%	$14,263	$4,674	205.2%	168.4%

OIBDA margin	28.3%	20.8%	7.5 p.p.	8.2 p.p.	20.8%	8.2%	12.6 p.p.	11.7 p.p.
The television advertising market in Slovenia was broadly flat at constant rates in 2018 and increased 4% in 2017.
Our television advertising revenues were broadly flat on a constant currency basis in 2018 due to selling fewer GRPs, which was mostly offset by higher prices. Carriage fees and subscription revenues increased following our exit from DTT, since prices increased and certain contracts took effect in the second quarter of 2017.
Our television advertising revenues increased on a constant currency basis in 2017 reflecting higher prices from strong demand while economic growth was significant. Carriage fees and subscription revenues increased significantly due to new agreements with cable, satellite and IPTV operators because our channels in the country were distributed exclusively on those platforms starting at the beginning of 2017.
Costs charged in arriving at OIBDA in 2018 were broadly flat at constant rates as content costs decreased slightly due to savings from fewer sports rights, which was offset primarily by higher personnel costs.
On a constant currency basis, costs increased in 2017 due to an increase in content costs as we made targeted adjustments in the programming line-up following the DTT exit.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2018	2017	% Act	% Lfl	2017	2016	% Act	% Lfl
Revenue:
Television advertising	$562,450	$523,516	7.4%	3.3%	$523,516	$483,504	8.3%	4.5%
Carriage fees and subscriptions	113,746	95,823	18.7%	14.5%	95,823	76,045	26.0%	23.6%
Other revenue	27,710	23,529	17.8%	13.1%	23,529	23,457	0.3%	(4.0)%
Net Revenues	703,906	642,868	9.5%	5.3%	642,868	583,006	10.3%	6.6%
Operating expenses:
Content costs	309,439	293,728	5.3%	0.8%	293,728	275,746	6.5%	3.7%
Other operating costs	56,731	55,924	1.4%	(3.5)%	55,924	60,935	(8.2)%	(11.1)%
Depreciation of property, plant and equipment	32,933	31,261	5.3%	0.2%	31,261	27,529	13.6%	9.6%
Amortization of intangibles	9,002	8,592	4.8%	(2.5)%	8,592	8,270	3.9%	(1.0)%
Cost of revenues	408,105	389,505	4.8%	0.1%	389,505	372,480	4.6%	1.6%
Selling, general and administrative expenses	118,214	113,449	4.2%	(0.1)%	113,449	104,778	8.3%	3.6%
Operating income	$177,587	$139,914	26.9%	25.1%	$139,914	$105,748	32.3%	27.3%
Revenue:
Television advertising revenues: On a constant currency basis, television advertising revenues increased by 3% in 2018, in line with the increase in television advertising spending in our markets. On a constant currency basis, television advertising revenues increased by 5% in 2017, while television advertising spending in our markets is estimated to have increased by 6%.
Carriage fees and subscriptions: Carriage fees and subscription revenues increased during 2018, primarily in Slovenia, the Czech Republic and Romania due to new contracts with higher prices and increases in the number of subscribers. Carriage fees and subscription revenues increased in 2017, primarily in Slovenia and the Slovak Republic where our channels have been exclusively available on cable, satellite and IPTV platforms since January 2017 and in Romania due to higher subscriber counts.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during 2018 due to higher online revenues in the Czech Republic and Romania, partly offset by lower production services revenue in the Slovak Republic. On a constant currency basis, other revenues decreased in 2017 due to lower internet revenues in Bulgaria and Romania and lower radio advertising in Bulgaria.
See "Segment Performance" above for additional information on trends in revenues.
Operating Expenses:
Content costs: Content costs (including production costs and amortization of programming rights) increased slightly at constant rates during 2018 primarily due to the inclusion of more hours of local fiction in our broadcast schedules. Content costs increased in 2017 primarily due to inclusion in our broadcast schedules of both more hours of local productions and higher quality acquired programming.
Other operating costs: On a constant currency basis, other operating costs decreased during 2018 primarily due to payroll and related cost savings in the Slovak Republic and Bulgaria and reductions in transmission costs in the Slovak Republic, which were partly offset by higher amounts paid for author's rights in Romania. Other operating costs decreased during 2017 primarily due to cost savings in the Slovak Republic following our decision not to renew our contract for the terrestrial distribution of our channels there.
Depreciation of property, plant and equipment: Depreciation of property, plant and equipment increased in 2018 and 2017 primarily due to depreciation of machinery and equipment placed in service during 2017 and 2016.
Amortization of intangibles: On a constant currency basis, total amortization of broadcast licenses and other intangibles decreased during 2018 primarily due to certain of our trademarks in the Czech Republic and customer relationships in Romania becoming fully amortized in 2017. On a constant currency basis, total amortization of broadcast licenses and other intangibles decreased during 2017 primarily due to certain of our customer relationships in Romania becoming fully amortized in 2016, partly offset by an increase in amortization of certain of our trademarks in the Czech Republic.
Selling, general and administrative expenses: On a constant currency basis, selling, general and administrative expenses decreased slightly during 2018 primarily due to lower bad debt charges in Bulgaria and the revision of a legal provision in Romania due to a change in our estimated exposure, partly offset by higher charges in respect of non-cash stock-based compensation and higher legal fees in the Slovak Republic.
Selling, general and administrative expenses increased during 2017 primarily due to increased levels of staff, particularly in Romania, partly offset by decreased bad debt expense in Bulgaria.
Non-cash stock-based compensation charges for the years ended December 31, 2018, 2017 and 2016 were US$ 7.1 million, US$ 4.4 million and US$ 3.5 million, respectively. The increase in non-cash stock-based compensation charges during 2018 is mainly due to an accelerated vesting of RSUs with performance conditions on July 31, 2018 in accordance with the terms of the corresponding award agreement following the completion of the sale of the Company's Croatian operations on such date. See Item 8, Note 17, "Stock-based Compensation".

Index

Operating income: Operating income increased from 2016 through 2018 because we increased television advertising and carriage fee revenues while maintaining effective cost control efforts. Our operating margin, which is determined as operating income divided by net revenues, was 25.2% in 2018, compared to 21.8% in 2017 and 18.1% in 2016.
Other income / expense items for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31, (US$ 000's)
	2018	2017	% Act	2017	2016	% Act
Interest expense	$(49,106)	$(83,188)	41.0%	$(83,188)	$(126,378)	34.2%
Loss on extinguishment of debt	(415)	(101)	NM (1)	(101)	(150,158)	99.9%
Other non-operating income / (expense), net:
Interest income	725	536	35.3%	536	590	(9.2)%
Foreign currency exchange (loss) / gain, net	(2,691)	17,761	NM (1)	17,761	6,929	156.3%
Change in fair value of derivatives	(1,715)	(1,783)	3.8%	(1,783)	(10,213)	82.5%
Other income, net	508	428	18.7%	428	442	(3.2)%
Provision for income taxes	(27,828)	(22,504)	(23.7)%	(22,504)	(6,639)	NM (1)
Income / (loss) from discontinued operations, net of tax	60,548	(1,636)	NM (1)	(1,636)	(918)	(78.2)%
Net loss attributable to noncontrolling interests	79	341	(76.8)%	341	306	11.4%

(1)	Number is not meaningful.
Interest expense: Interest expense decreased in 2018. This reflects the repricing of our Guarantee Fees in April 2018, the repayment of outstanding amounts of the 2019 Euro Loan, the partial repayment of the 2021 Euro Loan and reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement.
The decrease in interest expense in 2017 was primarily due to lower amortization of debt discount and issuance costs following the extinguishment of the 2017 PIK Notes and 2017 Term Loan in April 2016 and due to a lower effective interest rate on the replacement facility. Additional reductions to interest expense in 2017 were due to the repricing of our Guarantee Fees in March 2017 and improvements to our net leverage (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements" and Note 15, "Interest Expense").
Loss on extinguishment of debt: In 2018, we recognized losses on extinguishment of debt related to our full repayment of the 2019 Euro Loan and partial repayment of the 2021 Euro Loan. In 2017, we recognized a loss on extinguishment of debt related to our repayment of EUR 50.0 million (approximately US$ 59.1 million at August 1, 2017 rates) of the 2019 Euro Loan. In 2016, we recognized a loss on extinguishment of debt related to the redemption and discharge of the 2017 PIK Notes, repayment of the 2017 Term Loan and modifications of the 2019 Euro Loan and the 2021 Euro Loan, which were accounted for in a similar manner as a debt extinguishment.
Interest income: Interest income primarily reflects earnings on our cash balances and was not material.
Foreign currency exchange (loss) / gain, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, as well as certain of our intercompany loans which are not considered to be of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the functional currency of the lender, therefore any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation of those loans are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.
In 2018, we recognized a net loss of US$ 2.7 million, comprised of transaction losses of US$ 0.3 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 3.2 million on our long-term debt and other financing arrangements and transaction gains of US$ 0.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2017, we recognized a net gain of US$ 17.8 million, comprised of transaction gains of US$ 3.5 million relating to the revaluation of intercompany loans, transaction gains of approximately US$ 8.8 million on our long-term debt and other financing arrangements and transaction gains of US$ 5.5 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
In 2016, we recognized a net gain of US$ 6.9 million, comprised of transaction gains of US$ 38.1 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 28.4 million on our long-term debt and other financing arrangements and transaction losses of US$ 2.8 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
Change in fair value of derivatives: During 2018, we recognized a loss as a result of the change in the fair value of our interest rate swaps that are not designated as hedging instruments.
During 2017, we recognized losses as a result of the change in fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017, May 16, 2017 and July 21, 2017 as well as the interest rate swaps we use as hedging instruments for interest payments on the 2019 Euro Loan.
During 2016, we recognized a net loss primarily due to a loss on USD/EUR foreign currency forward contracts entered into in connection with the refinancing of the 2017 PIK Notes and 2017 Term Loan. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".
Other income, net: Our other income / expense, net was not material.

Index

Provision for income taxes: The provision for income taxes during 2018 reflects income tax charges on profits in the Czech Republic, Romania and the Slovak Republic and the impact of tax losses on which no tax benefit has been recognized offset by the release of a valuation allowance in Slovenia.
The provision for income taxes during 2017 is principally comprised of tax charges on profits in the Czech Republic, Romania and the Slovak Republic.
The provision for income taxes during 2016 reflects tax charges on profits in the Czech Republic and Romania offset by the release of the valuation allowances in Bulgaria and the Slovak Republic.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic and Slovenia and 21% in the Slovak Republic (see Item 8, Note 18, "Income Taxes").
Income / (loss) from discontinued operations, net of tax: Income from discontinued operations, net of tax for 2018 is comprised of the gain on sale of our Croatian operations, the results of the Croatian operations through the date of sale and the allocation of interest expense and Guarantee Fees and transaction costs. Loss from discontinued operations, net of tax for 2017 and 2016 is primarily comprised of the operational results of the Croatia segment including the allocation of interest expense and Guarantee Fees from the 2019 Euro Loan and transaction costs. See Item 8, Note 3, "Discontinued Operations and Assets Held for Sale".
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests relate to the noncontrolling interest share of the comprehensive profits and losses in our Bulgaria operations.
Other comprehensive income / loss:

	For The Year Ended December 31, (US$ 000's)
	2018	2017	% Act	2017	2016	% Act
Currency translation adjustment, net	$(23,050)	$54,368	NM (1)	$54,368	$1,649	NM (1)
Unrealized (loss) / gain on derivative instruments	(5,800)	1,269	NM (1)	1,269	(3,031)	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange (loss) / gain on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive income / loss due to currency translation adjustment, net comprised the following for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31, (US$ 000's)
	2018	2017	% Act	2017	2016	% Act
Foreign exchange (loss) / gain on intercompany transactions	$(1,061)	$11,326	NM (1)	$11,326	$8,848	28.0%
Foreign exchange (loss) / gain on the Series B Preferred Shares	(12,527)	33,444	NM (1)	33,444	(19,412)	NM (1)
Currency translation adjustment	(9,462)	9,598	NM (1)	9,598	12,213	(21.4)%
Currency translation adjustment, net	$(23,050)	$54,368	NM (1)	$54,368	$1,649	NM (1)

(1)	Number is not meaningful.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2018, 2017 and 2016.
Percent Change During the Year Ended December 31, 2018
Percent Change During the Year Ended December 31, 2017

Index

Percent Change During the Year Ended December 31, 2016
Unrealized (loss) / gain on derivative instruments: The unrealized (loss) / gain on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".

Index

Summarized consolidated balance sheets as at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017	% Act	% Lfl
Current assets	$374,093	$421,239	(11.2)%	(7.1)%
Non-current assets	1,114,268	1,206,816	(7.7)%	(2.9)%
Current liabilities	139,692	186,946	(25.3)%	(21.7)%
Non-current liabilities	849,978	1,182,286	(28.1)%	(25.0)%
Temporary equity	269,370	264,593	1.8%	1.8%
CME Ltd. shareholders’ equity / (deficit)	229,020	(5,788)	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	301	18	NM (1)	(16.9)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2017, excluding the impact of foreign currency translation.
Current assets: Excluding the impact of assets held for sale, current assets at December 31, 2018 increased due to higher cash and receivables generated from operations and higher prepaid production expenses.
Non-current assets: Non-current assets at December 31, 2018 decreased, due to reduction in both acquired and local program rights, amortization of debt issuance costs related to the 2023 Revolving Credit Facility and amortization of our finite-lived intangible assets, partly offset by an increase in assets acquired under finance leases.
Current liabilities: Excluding the impact of liabilities held for sale, current liabilities at December 31, 2018 decreased, primarily as a result of lower accrued interest (including Guarantee Fees) payable and programming payables, partly offset by increased deferred income.
Non-current liabilities: Non-current liabilities at December 31, 2018 decreased, primarily due to the repayment of amounts outstanding under the 2019 Euro Loan and the partial repayment of the 2021 Euro Loan together with related Guarantee Fees and the Commitment Fee. See Item 8, Note 5, "Long-term Debt and Other Financing Arrangements").
Temporary equity: Temporary equity at December 31, 2018 and 2017 represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity / (deficit): The increase in shareholders’ equity primarily reflects the exercise of warrants and net income attributable to CME Ltd. for the year ended December 31, 2018, partially offset by the impact of currency translation adjustment in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: The noncontrolling interests in consolidated subsidiaries represent the noncontrolling interest in our Bulgaria operations.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 3.3 million during 2018. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ended December 31, (US$ 000's)
	2018	2017	2016
Net cash generated from / (used in) continuing operating activities	$109,024	$93,301	$(77,239)
Net cash used in continuing investing activities	(24,540)	(27,947)	(26,525)
Net cash (used in) / provided by continuing financing activities	(182,362)	(58,439)	87,926
Net cash provided by / (used in) discontinued operations	102,566	(141)	(1,787)
Impact of exchange rate fluctuations on cash	(1,405)	11,020	(862)
Net increase / (decrease) in cash and cash equivalents	$3,283	$17,794	$(18,487)
Operating Activities
The increase in cash generated from continuing operations during 2018 reflects higher cash collections from revenue growth and a decrease in cash paid for interest, offset by an increase in cash paid for accrued Guarantee Fees which were previously paid in-kind as well as taxes paid as a direct result of our improved operating performance.
The increase in cash generated from continuing operations during 2017 was primarily the result of approximately US$ 110.7 million of cash paid in 2016 for accrued interest upon the settlement of our 2017 PIK Notes. The increase in 2017 further reflected improved operating performance partly offset by higher cash paid for programming and taxes.
We paid cash interest and Guarantee Fees (including Guarantee Fees previously paid in kind) of US$ 71.5 million, US$ 55.5 million and US$ 84.7 million on our long-term debt and credit facilities in 2018, 2017 and 2016, respectively.
We paid cash for taxes of US$ 28.4 million, US$ 15.1 million and US$ 0.3 million in 2018, 2017 and 2016, respectively.
Investing Activities
Net cash used in continuing investing activities consists primarily of capital expenditures for property, plant and equipment.
Financing Activities
The net cash used in continuing financing activities in 2018 and 2017 primarily reflects principal repayments made on our obligations under the 2019 and 2021 Euro Loans offset by the proceeds from the issuance of warrants in 2018.
The net cash provided by continuing financing activities in 2016 primarily reflected the receipt of proceeds from the 2021 Euro Loan offset by the use of the proceeds to repay our obligations under the 2017 PIK Notes and the 2017 Term Loan, including payments for transaction fees and settlement of a foreign currency forward contract we entered into in connection with the refinancing. We also received proceeds of US$ 7.0 million from the exercise of common stock warrants.
Discontinued Operations
The net cash provided by discontinued operations during 2018 primarily reflects the cash received from the sale of our Croatian operations, offset by the payment of Guarantee Fees and interest related to the 2019 Euro Loan. The net cash used in discontinued operations during 2017 and 2016 primarily reflected the results of our Croatian operations, including the payment of Guarantee Fees and interest related to the 2019 Euro Loan. See Item 8, Note 3, "Discontinued Operations and Assets Held for Sale".
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at December 31, 2018, we also had available the aggregate principal amount under the 2023 Revolving Credit Facility of US$ 75.0 million (see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
Corporate law in the Central and Eastern European countries in which we operate stipulates generally that dividends may be declared by the partners or shareholders out of yearly profits subject to the maintenance of registered capital, required reserves (if applicable) and after the recovery of accumulated losses. The reserve requirement restriction generally provides that before dividends may be distributed, a portion of annual net profits (typically at least 5%) be allocated to a reserve, which is capped at a proportion of the registered capital of a company (ranging from 5% to 20%). There are no third-party restrictions that limit our subsidiaries' ability to transfer amounts to us in the form of loans or advances.

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2018 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$777,610	$—	$240,834	$536,776	$—
Long-term debt – interest	152,302	29,331	57,939	65,032	—
Unconditional purchase obligations	63,277	24,077	31,804	5,716	1,680
Operating leases	12,478	2,732	4,502	2,493	2,751
Capital lease obligations	16,416	5,824	9,104	1,488	—
Other long-term obligations	29,452	12,614	10,994	5,844	—
Total contractual obligations	$1,051,535	$74,578	$355,177	$617,349	$4,431
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 5, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2018. On January 31, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan. There is now EUR 150.3 million outstanding principal on the 2021 Euro Loan.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2018, we had commitments in respect of future programming of US$ 62.8 million. This includes contracts signed with license periods starting after December 31, 2018.
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
III(d)    Cash Outlook
Because cash flows from operating activities were negative from 2012 to 2014, we relied on equity and debt financings to ensure adequate funding for our operations. Since 2015, our cash flow from operating activities has been positive and our cost of borrowing has consistently decreased. For the year ending December 31, 2018, net cash generated from continuing operations and unlevered free cash flow were US$ 109.0 million and US$ 156.0 million, respectively, compared to US$ 93.3 million and US$ 120.9 million for the year ended December 31, 2017 (see Section I, "Overview"). As at December 31, 2018, we had US$ 62.0 million in cash and cash equivalents and our nearest debt maturity is November 1, 2021.
In 2018, we repaid approximately US$ 312.0 million of debt and related payables with proceeds from the exercise of warrants, the proceeds from the sale of our Croatian operations and cash flow from operations. Our net leverage as at December 31, 2018, improved to 3.5x from 5.4x as of December 31, 2017. As a result, as at December 31, 2018, the weighted average all-in rate (comprising interest and Guarantee Fees) applicable to the Euro Loans was approximately 3.5% (approximately 6.0% as of December 31, 2017). On January 31, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan with cash generated by our operations. We expect cash paid for interest and Guarantee Fees to decline in 2019 compared to 2018 due to the reduction in our overall indebtedness and a lower weighted average all-in rate.
We expect our unlevered free cash flow to grow due to continuous improvement in our operating results. We anticipate the amounts of cash paid for income taxes to continue to increase in 2019 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous tax losses were utilized.
Credit ratings and future debt issuances
Our corporate credit is rated B1 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's (with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Warner Media is not as strong, or the strategic importance of CME to Warner Media is not as significant as it has been in the past.
Credit risk of financial counterparties
We have entered into a number of significant contracts with financial counterparties as follows:

Index

Interest Rate Swap
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our Euro Loans. These interest rate swaps, certain of which are designated as cash flow hedges, provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we may enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at December 31, 2018.
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

Index

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
The fair value of each reporting unit is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified five reporting units which consist of our five geographic operating segments: Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia.
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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2018 annual impairment test are generally lower than those we had used in the 2017 impairment test due to a decrease in country specific risk factors.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. In our 2018 annual impairment review, we increased or slightly decreased our medium- and long-term view of the size of our individual television advertising markets compared to the estimates used in the 2017 annual impairment review based on our estimate of the macro-economic outlook of each of our operating markets.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. Our estimates for our market share in our 2018 annual impairment review remained consistent with those in our 2017 impairment review.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect benefits of cost control measures taken to date, and anticipated future cost control efforts.

•
Forecast capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. We forecast the level of future capital expenditure based on current strategies and specific forecast costs to be incurred. The absolute levels of capital expenditure forecast for our segments have either increased or decreased since the prior year impairment review due to shifting strategies for the replacement of end of life production equipment.

Index

•
Growth rate into perpetuity: This reflects the level of economic growth in each of our markets from the final year in our discrete forecast period into perpetuity and is the sum of an estimated real growth rate, which reflects our belief that macro-economic growth in our markets will ultimately converge to Western European markets, and long-term expectations for inflation. Our estimates of these rates are based on observable market data and, in most operating countries, have slightly decreased since the prior year impairment review due to stabilizing economic outlooks.

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
Upon conclusion of our 2018 annual review, we determined that the fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of their respective carrying values. We concluded that the total estimated fair values used for purposes of the test are reasonable by comparing our market capitalization to the results of the discounted cash flow analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 4, "Goodwill and Intangible Assets".
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
Income Taxes
The provision for income taxes includes local and foreign taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized.
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
We measure deferred tax assets and liabilities using enacted tax rates that, if changed, would result in either an increase or decrease in the provision for income taxes in the period of change except where the deferred tax assets are covered by a valuation allowance which gives rise to an offsetting adjustment.
From time to time, we engage in transactions, such as business combinations and dispositions, in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We only recognize tax benefits taken on tax returns when we believe they are "more likely than not" of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the tax return are "more likely than not" of being sustained.
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

Index

Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the years ended December 31, 2018, 2017 and 2016, we recorded a loss of US$ 1.1 million and gains of US$ 11.3 million and US$ 8.8 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity.
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
V.    Related Party Matters
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. As stated in Financial Accounting Standards Board Accounting Standards Codification Topic 850, "Related Party Disclosures", transactions involving related parties cannot necessarily be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. We have entered into related party transactions in all of our markets, mainly for the purchase of program rights. In addition, Warner Media guarantees 100% of our outstanding senior indebtedness and is the lender under the 2023 Revolving Credit Facility. For a detailed discussion of all such transactions, see Item 8, Note 22, "Related Party Transactions" and Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence".

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
December 31, 2018:

Expected Maturity Dates	2019	2020	2021		2022	2023		Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	210,335		—	468,800		—
Average interest rate (1)	—	—	1.28%		—	1.28%		—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	210,335	—	679,135	(2)	—	468,800	(3)	—
Average pay rate	0.31%	—	0.33%		—	0.97%		—
Average receive rate	—%	—	—%		—	—%		—

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.75% per annum as of December 31, 2018.

(2)
The interest rate swaps related to the 2021 Euro Loan maturing in 2021 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2019. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".

(3)
The interest rate swaps related to the 2023 Euro Loan maturing in 2023 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2021. See Item 8, Note 14, "Financial Instruments and Fair Value Measurements".

December 31, 2017:

Expected Maturity Dates	2018	2019	2020	2021	2022	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	200,800	235,335	—	468,800	—	—
Average interest rate (1)	1.50%	1.50%	—	1.50%	—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	200,800	235,335	—	468,800	—	—
Average pay rate	0.14%	0.31%	—	0.28%	—	—
Average receive rate	—%	—%	—	—%	—	—

(1)
As discussed in Item 8, Note 5, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans. As of December 31, 2017, the all-in borrowing rate on each of the Euro Loans was 6.0% per annum.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2019 expressed an unqualified opinion thereon.
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
London, United Kingdom
February 6, 2019

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$62,031	$58,748
Accounts receivable, net (Note 7)	193,371	184,170
Program rights, net (Note 6)	77,624	81,412
Other current assets (Note 8)	41,067	37,216
Assets held for sale (Note 3)	—	59,693
Total current assets	374,093	421,239
Non-current assets
Property, plant and equipment, net (Note 9)	117,604	119,349
Program rights, net (Note 6)	171,871	206,227
Goodwill (Note 4)	676,333	712,359
Other intangible assets, net (Note 4)	136,052	151,977
Other non-current assets (Note 8)	12,408	16,904
Total non-current assets	1,114,268	1,206,816
Total assets	$1,488,361	$1,628,055

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 10)	$120,468	$160,072
Current portion of long-term debt and other financing arrangements (Note 5)	5,545	3,269
Other current liabilities (Note 11)	13,679	9,349
Liabilities held for sale (Note 3)	—	14,256
Total current liabilities	139,692	186,946
Non-current liabilities
Long-term debt and other financing arrangements (Note 5)	782,685	1,086,111
Other non-current liabilities (Note 11)	67,293	96,175
Total non-current liabilities	849,978	1,182,286
Commitments and contingencies (Note 21)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2017 - 200,000) (Note 12)	269,370	264,593
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2017 – one)	—	—
252,853,554 shares of Class A Common Stock of $0.08 each (December 31, 2017 – 145,486,497)	20,228	11,639
Nil shares of Class B Common Stock of $0.08 each (December 31, 2017 – nil)	—	—
Additional paid-in capital	2,003,518	1,905,779
Accumulated deficit	(1,578,076)	(1,735,768)
Accumulated other comprehensive loss	(216,650)	(187,438)
Total CME Ltd. shareholders’ equity / (deficit)	229,020	(5,788)
Noncontrolling interests	301	18
Total equity / (deficit)	229,321	(5,770)
Total liabilities and equity	$1,488,361	$1,628,055
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except share and per share data)

	For The Year Ended December 31,
	2018	2017	2016
Net revenues	$703,906	$642,868	$583,006
Operating expenses:
Content costs	309,439	293,728	275,746
Other operating costs	56,731	55,924	60,935
Depreciation of property, plant and equipment	32,933	31,261	27,529
Amortization of intangibles	9,002	8,592	8,270
Cost of revenues	408,105	389,505	372,480
Selling, general and administrative expenses	118,214	113,449	104,778
Operating income	177,587	139,914	105,748
Interest expense (Note 15)	(49,106)	(83,188)	(126,378)
Loss on extinguishment of debt	(415)	(101)	(150,158)
Other non-operating (expense) / income, net (Note 16)	(3,173)	16,942	(2,252)
Income / (loss) before tax	124,893	73,567	(173,040)
Provision for income taxes	(27,828)	(22,504)	(6,639)
Income / (loss) from continuing operations	97,065	51,063	(179,679)
Income / (loss) from discontinued operations, net of tax (Note 3)	60,548	(1,636)	(918)
Net income / (loss)	157,613	49,427	(180,597)
Net loss attributable to noncontrolling interests	79	341	306
Net income / (loss) attributable to CME Ltd.	$157,692	$49,768	$(180,291)

Net income / (loss)	$157,613	$49,427	$(180,597)
Other comprehensive (loss) / income
Currency translation adjustment (Note 13)	(23,050)	54,368	1,649
Unrealized (loss) / gain on derivative instruments (Note 14)	(5,800)	1,269	(3,031)
Total other comprehensive (loss) / income	(28,850)	55,637	(1,382)
Comprehensive income / (loss)	128,763	105,064	(181,979)
Comprehensive (income) / loss attributable to noncontrolling interests	(283)	1,254	109
Comprehensive income / (loss) attributable to CME Ltd.	$128,480	$106,318	$(181,870)

PER SHARE DATA (Note 19):
Net income / (loss) per share:
Continuing operations — basic	$0.27	$0.16	$(1.28)
Continuing operations — diluted	0.25	0.12	(1.28)
Discontinued operations — basic	0.18	(0.01)	0.00
Discontinued operations — diluted	0.17	0.00	0.00
Attributable to CME Ltd. — basic	0.45	0.15	(1.28)
Attributable to CME Ltd. — diluted	$0.42	$0.12	$(1.28)

Weighted average common shares used in computing per share amounts (000’s):
Basic	230,562	155,846	151,017
Diluted	257,694	236,404	151,017
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity / (Deficit)
BALANCE December 31, 2015	1	$—	135,804,221	$10,864	—	$—	$1,914,050	$(1,605,245)	$(242,409)	$1,381	$78,641
Stock-based compensation	—	—	—	—	—	—	3,510	—	—	—	3,510
Exercise of warrants (Note 13)	—	—	6,996,955	560	—	—	6,437	—	—	—	6,997
Share issuance, stock based compensation	—	—	648,737	52	—	—	(52)	—	—	—	—
Preferred dividend paid in kind	—	—	—	—	—	—	(13,701)	—	—	—	(13,701)
Net loss	—	—	—	—	—	—	—	(180,291)	—	(306)	(180,597)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,031)	—	(3,031)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,452	197	1,649
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	4,412	—	—	—	4,412
Exercise of warrants (Note 13)	—	—	1,148,469	92	—	—	1,056	—	—	—	1,148
Share issuance, stock based compensation	—	—	888,115	71	—	—	(71)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(168)	—	—	—	(168)
Preferred dividend paid in kind	—	—	—	—	—	—	(9,694)	—	—	—	(9,694)
Net income / (loss)	—	—	—	—	—	—	—	49,768	—	(341)	49,427
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	1,269	—	1,269
Currency translation adjustment	—	—	—	—	—	—	—	—	55,281	(913)	54,368
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	7,083	—	—	—	7,083
Exercise of warrants (Note 13)	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock-based compensation	—	—	1,714,656	137	—	—	(137)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(1,630)	—	—	—	(1,630)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	157,692	—	(79)	157,613
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(5,800)	—	(5,800)
Currency translation adjustment	—	—	—	—	—	—	—	—	(23,412)	362	(23,050)
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$157,613	$49,427	$(180,597)
Adjustments to reconcile net income / (loss) to net cash generated from continuing operating activities:
(Income) / loss from discontinued operations, net of tax	(60,548)	1,636	918
Amortization of program rights	309,439	293,728	275,746
Depreciation and other amortization	46,437	45,871	57,817
Interest and related Guarantee Fees paid in kind	3,783	23,331	42,074
Loss on extinguishment of debt	415	101	150,158
Gain on disposal of fixed assets	(90)	(108)	(299)
Deferred income taxes	2,734	(483)	1,424
Stock-based compensation (Note 17)	7,083	4,412	3,510
Change in fair value of derivatives	1,322	231	11,473
Foreign currency exchange loss / (gain), net	2,376	(13,773)	(8,891)
Changes in assets and liabilities:
Accounts receivable, net	(16,461)	(325)	(18,972)
Accounts payable and accrued liabilities	(8,597)	(1,588)	3,881
Program rights	(307,490)	(310,798)	(287,357)
Other assets and liabilities	587	3,385	261
Accrued interest	(31,338)	(3,727)	(133,723)
Income taxes payable	(2,878)	7,554	5,162
Deferred revenue	6,293	(2,272)	(852)
VAT and other taxes payable	(1,656)	(3,301)	1,028
Net cash generated from / (used in) continuing operating activities	$109,024	$93,301	$(77,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(24,583)	$(28,115)	$(26,736)
Proceeds from disposal of property, plant and equipment	43	168	211
Net cash used in continuing investing activities	$(24,540)	$(27,947)	$(26,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$—	$—	$533,963
Repayments of debt	(270,780)	(59,060)	(430,030)
Debt transactions costs	(10,746)	(106)	(9,541)
Payment of credit facilities and capital leases	(4,858)	(2,999)	(1,357)
Settlement of forward currency swaps	—	—	(12,106)
Proceeds from exercise of warrants	105,652	1,148	6,997
Proceeds from sale-leaseback transactions	—	2,746	—
Payments of withholding tax on net share settlement of stock-based compensation	(1,630)	(168)	—
Net cash (used in) / provided by continuing financing activities	$(182,362)	$(58,439)	$87,926

Net cash provided by / (used in) discontinued operations - operating activities	1,842	736	(149)
Net cash provided by / (used in) discontinued operations - investing activities	100,724	(877)	(1,638)
Net cash used in discontinued operations - financing activities	—	—	—

Impact of exchange rate fluctuations on cash	(1,405)	11,020	(862)
Net increase / (decrease) in cash and cash equivalents	$3,283	$17,794	$(18,487)
CASH AND CASH EQUIVALENTS, beginning of year	58,748	40,954	59,441
CASH AND CASH EQUIVALENTS, end of year	$62,031	$58,748	$40,954
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including mandatory cash-pay Guarantee Fees)	$43,350	$47,197	$53,977
Cash paid for Guarantee Fees previously paid in kind	27,328	—	22,358
Cash paid for Guarantee Fees that may be paid in kind	812	8,343	8,349
Cash paid for income taxes, net of refunds	28,365	15,143	290

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$4,777	$9,694	$13,701
Acquisition of property, plant and equipment under capital lease	13,419	8,811	1,193
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 20, "Segment Data" for financial information by segment. Our Slovenian operations were previously classified as held for sale and discontinued operations (see Note 3, "Discontinued Operations and Assets Held for Sale").
We are the market-leading broadcasters in each of our five operating countries with a combined portfolio of 31 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, DTH and IPTV operators for carriage of our channels. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, BTV ACTION, BTV LADY and RING. We own 94% of CME Bulgaria B.V., the subsidiary that owns our Bulgaria operations.
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The terms the "Company", "we", "us", and "our" are used in this Form 10-K to refer collectively to the parent company, Central European Media Enterprises Ltd. ("CME Ltd."), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to "US$", "USD" or "dollars" are to U.S. dollars, all references to "BGN" are to Bulgarian leva, all references to "CZK" are to Czech koruna, all references to "RON" are to the New Romanian lei and all references to "Euro" or "EUR" are to the European Union Euro. Where applicable, prior period presentation has been modified to conform to current year presentation.
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
Use of Estimates
The preparation of financial statements in conformity with US Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
Summary of Critical and Significant Accounting Policies
The following is a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies.
Revenue Recognition
Revenue Recognition
Revenues are recognized upon satisfaction of our performance obligations to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of taxes assessed by a government authority that are both imposed on and concurrent with the specific revenue-producing transaction and collected from the customer.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from or to provide financing to our customers.
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
Carriage fees and subscription revenues include revenues from cable operators and direct-to-home broadcasters and fees from subscriptions to our streaming services. Revenues from cable operators and direct-to-home broadcasters are recognized as revenue over the period for which the channels are provided and to which the fees relate. This fee revenue is generally based on the number of subscribers to offerings from these operators and broadcasters that include our channels. The impacts of future changes in subscriber levels are recognized when they occur as estimates of future subscribers are constrained. Revenues from subscriptions to our streaming services are recognized over the period of the subscription.
Other revenues primarily include revenues from our internet display advertising, as well as revenues from the licensing of our content. Internet display advertising revenues are recognized on a cost-per-impression basis based on the number of times a customer's advertisement is displayed on our websites. Revenues from the licensing of our content are recognized upon delivery or reasonable access to the content.
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
See below "Recent Accounting Pronouncements" for information on the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") as at January 1, 2018.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities, if applicable, with original maturities of three months or less. Cash that is subject to restrictions is classified as restricted cash, if applicable.
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
Produced program rights
Program rights that are produced by us consist of deferred film and television costs including direct costs, production overhead and development costs. The costs are stated at the lower of cost, net of accumulated amortization, or net realizable value. The amount of capitalized production costs recognized as cost of revenues for a given production as it is exhibited in various markets is determined using the individual film forecast method. The proportion of costs recognized is equal to the proportion of the revenue recognized compared to the total revenue expected to be generated throughout the product's life cycle (the "ultimate revenues"). Our process for evaluating ultimate revenues is tailored to the potential we believe a title has for generating multiple revenues. The majority of our production is intended primarily for exploitation by our own broadcasters. In such cases, we consider mainly the free television window in our calculation of the ultimate revenues. Changes in estimates of ultimate revenues from period to period affect the amount of film costs amortized in a given period and, therefore, could have an impact on our results for that period.
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
Goodwill is evaluated at the reporting unit level, which we have determined is each of our five operating segments. We elected to bypass the qualitative assessment for all of our reporting units in 2018 and proceed directly to performing the quantitative goodwill impairment test. The fair values of our reporting units are determined based on the present value of expected future cash flows, including terminal value, discounted at appropriate rates, determined separately for each reporting unit, and on publicly available information, where appropriate. The determination of fair value involves the use of significant estimates and assumptions, including: revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, management's long-term plan and a discount rate selected with reference to the relevant cost of capital. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value.
We evaluate whether the useful life of each indefinite-lived intangible asset remains indefinite. Each indefinite-lived intangible asset is evaluated for impairment individually. The fair values of our indefinite-lived intangible assets are determined using the relief from royalty method. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value.
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
We recognize in the consolidated financial statements those tax positions determined to be "more likely than not" of being sustained upon examination, based on the technical merits of the positions and we recognize, when applicable, both accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss.

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
Certain of our intercompany loans to our subsidiaries are of a long-term investment nature. We recorded the results of the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity, as settlement of these loans is not planned or anticipated in the foreseeable future.
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
Capital leases are accounted for as assets and are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year; otherwise the principal is included in non-current liabilities. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to interest expense over the term of the lease. Operating lease costs are expensed on a straight-line basis over the term of the lease. See below "Recent Accounting Pronouncements" for information on the adoption of ASC 842 "Leases" as at January 1, 2019.
Financial Instruments
Fair value of financial instruments
The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt (as defined hereinafter) is included in Note 5, "Long-term Debt and Other Financing Arrangements".
Fair value is the amount for which an asset or liability could be exchanged or incurred in a current transaction between knowledgeable, able and willing parties that is not a forced sale or liquidation. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 14, "Financial Instruments and Fair Value Measurements").
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
Stock-Based Compensation
Stock-based compensation is recognized at fair value using the Black-Scholes option pricing model calculated as the closing price of our Class A common stock on the date of grant. The fair value of stock option awards is recognized on a straight-line basis over the vesting period of the award as a component of selling, general and administrative expenses.
For awards with performance conditions, recognition of compensation expense over the vesting period depends on our assessment of the probability that the performance targets will be met. We update our assessments of the probability of achieving performance targets at each reporting period. Changes in our assessments of such probability may result in recording additional expense or reversing previously recorded expense in the current period reported.
Upon vesting of shares or exercise of options, shares of Class A common stock are issued from authorized but unissued shares. Stock-based compensation awards are accounted for as equity-settled transactions. Forfeitures of awards are recognized as they occur.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2018, 2017 and 2016 totaled US$ 6.2 million, US$ 5.4 million and US$ 4.8 million, respectively.
Earnings Per Share
Basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on our Series B Preferred Shares, as well as income allocated to these shares, by the weighted-average number of common shares outstanding during the period including the common stock underlying the Series A Preferred Shares. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period after adjusting for the impact of those dilutive shares on the allocation of income to the Series B Preferred Shares. For further information on how to calculate basic and diluted earnings per share for continuing operations and discontinued operations, see Note 19, "Earnings per-share".
Discontinued Operations and Assets Held for Sale
We present our results of operations, financial position and cash flows of operations that have either been sold or that meet the criteria for "held-for-sale accounting" as discontinued operations if the disposal represents a strategic shift that will have a major effect on our operations and financial results. At the time an operation qualifies for held-for-sale accounting, the operation is evaluated to determine whether or not its carrying amount exceeds its fair value less cost to sell. Any loss as a result of carrying amounts in excess of fair value less cost to sell is recorded in the period the operation qualifies for held-for-sale accounting. Management judgment is required to (1) assess the criteria required to qualify for held-for-sale accounting, and (2) estimate fair value. Our Croatian operations are presented as discontinued operations for all periods in this report and Assets held for sale for the year ended December 31, 2017. See Note 3, "Discontinued Operations and Assets Held for Sale".
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under legacy guidance. Based on our assessment of the guidance in ASC 606, our method of recognizing revenue did not change. Furthermore, we did not record an adjustment to opening retained earnings as of January 1, 2018 and there was no impact to revenues for the year ended December 31, 2018.
In August 2016, the FASB issued guidance which is intended to reduce the existing diversity in practice related to specific cash flow issues. As applicable to us, the guidance requires that cash flows at the settlement of zero-coupon debt instruments or debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing be bifurcated between cash outflows for operating activities for the portion attributable to accrued interest, and cash outflows for financing activities for the portion attributable to the principal. We adopted this guidance as of January 1, 2018. Upon adoption, our net cash flows generated from / used in continuing operating activities for the year ended December 31, 2016 decreased by US$ 110.7 million with a corresponding increase in net cash used in / provided by continuing financing activities. The adoption of this guidance did not impact on our net cash flows generated from continuing operating activities in 2018 or 2017.
In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software as well as hosting arrangements that include an internal use software license. We have early adopted the guidance in the fourth quarter of 2018 prospectively with insignificant current period impact.
Recent Accounting Pronouncements Issued
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset, with an available exception for leases with an initial term shorter than twelve months. The guidance is effective for our fiscal year beginning January 1, 2019.
We will adopt the guidance using the modified retrospective approach and have elected the transition option which allows us to continue to apply the legacy guidance for comparative periods, including disclosure requirements, in the year of adoption.
We have elected to use the package of practical expedients available to us, including the short-term lease exception, however we have not elected the use of hindsight and have not elected to combine lease and non-lease components. We do not anticipate any meaningful impact to the consolidated statements of operations when compared to reporting under historical guidance and do not expect any impact to cash flows from or used in operating, financing, or investing on our consolidated cash flows statements. Furthermore, there will be no impact on the covenants under our existing debt agreements.
On transition, we expect to book approximately US$ 11.9 million in operating lease liabilities and right of use assets while our accounting for capital leases will remain substantially unchanged.
In June 2016, the FASB issued new guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted for our fiscal year beginning January 1, 2019. We are in the process of assessing the potential impacts of this guidance and expect to adopt on January 1, 2020.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On July 9, 2017, we entered into a framework agreement with Slovenia Broadband S.à r.l. (the "Purchaser"), a wholly owned subsidiary of United Group B.V., relating to the sale of our Croatian and Slovenian operations for cash consideration of EUR 230.0 million (the "Divestment Transaction").
On July 5, 2018 we signed an amended and restated framework agreement, which bifurcated the Divestment Transaction into individual transactions for the sale of our Croatian operations (the "Croatian Transaction") and our Slovenian operations (the "Slovenian Transaction"). On July 31, 2018, we completed the Croatian Transaction for proceeds of EUR 86.4 million (approximately US$ 101.4 million at July 31, 2018 rates), resulting in a gain on sale of US$ 58.4 million.
Our Slovenian operations no longer met the criteria to be classified as held for sale as at December 31, 2018. The Slovenian Transaction was subsequently terminated on January 18, 2019. Our Slovenian operations are presented as continuing operations for all periods presented. Assets held for sale and liabilities held for sale at December 31, 2017 represent the assets and liabilities of our Croatian operations. Income / (loss) from discontinued operations, net of tax for the years ended December 31, 2018, 2017 and 2016 represent the results of our Croatian operations, including the gain on sale. For the year ended December 31, 2018, the results of our Croatian operations are through the date of sale.
The carrying amounts of the major classes of assets and liabilities of our discontinued operations that are classified as held for sale in the consolidated balance sheets at December 31, 2018 and December 31, 2017 were:

	December 31, 2018	December 31, 2017
Assets held for sale
Cash and cash equivalents	$—	$4,939
Accounts receivable, net	—	18,273
Program rights, net	—	26,254
Property, plant and equipment, net	—	7,169
Other assets	—	3,058
Total assets held for sale	$—	$59,693

Liabilities held for sale
Accounts payable and accrued liabilities	$—	$13,894
Other liabilities	—	362
Total liabilities held for sale	$—	$14,256
Income / (loss) from discontinued operations, net of tax comprised the following for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31,
	2018	2017	2016
Net revenues	$36,885	$57,843	$55,007
Cost of revenues	23,863	38,766	41,345
Selling, general and administrative expenses	6,853	13,572	7,811
Operating income	6,169	5,505	5,851
Interest expense (1)	(2,766)	(6,024)	(5,846)
Other non-operating income / (expense), net	126	109	(245)
Income / (loss) from discontinued operations, before tax, before gain on sale	3,529	(410)	(240)
Gain on sale of divested businesses	58,442	—	—
Income / (loss) from discontinued operations, before tax	61,971	(410)	(240)
Provision for income taxes	(1,423)	(1,226)	(678)
Income / (loss) from discontinued operations, net of tax	$60,548	$(1,636)	$(918)

(1)
For the years ended December 31, 2018, 2017 and 2016, we paid US$ 7.0 million, US$ 4.2 million and US$ 6.8 million, respectively, of interest and Guarantee Fees associated with the 2019 Euro Loan and the 2021 Euro Loan (each as defined in Note 5, "Long-term Debt and Other Financing Arrangements"). These payments were allocated to Net cash provided by / (used in) discontinued operations - operating activities in our consolidated statements of cash flows as we were required to apply the proceeds from the Divestment Transaction towards the repayment of debt and related obligations. The interest allocated is in direct proportion to the amount of principal repaid.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2018 and December 31, 2017 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2016	$171,389	$744,483	$82,786	$46,089	$19,400	$1,064,147
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2016	26,750	456,938	71,758	46,089	—	601,535
Foreign currency	3,682	93,249	7,519	6,374	—	110,824
Balance, December 31, 2017	30,432	550,187	79,277	52,463	—	712,359
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$19,400	$1,174,971

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$19,400	1,174,971
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2017	30,432	550,187	79,277	52,463	—	712,359
Foreign currency	(1,377)	(28,762)	(3,505)	(2,382)	—	(36,026)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945
Other intangible assets:
Changes in the net book value of our other intangible assets as at December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$87,356	$—	$87,356	$91,642	$—	$91,642
Amortized:
Broadcast licenses	210,447	(162,936)	$47,511	221,842	(163,468)	58,374
Trademarks	631	(631)	—	661	(661)	—
Customer relationships	56,024	(55,158)	$866	58,771	(56,996)	1,775
Other	1,868	(1,549)	319	1,753	(1,567)	186
Total	$356,326	$(220,274)	$136,052	$374,669	$(222,692)	$151,977
Broadcast licenses consist of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
The estimated amortization expense for the succeeding five years for our intangible assets with finite lives as of December 31, 2018 is as follows:

2019	$8,374
2020	8,119
2021	8,051
2022	7,827
2023	7,827
Impairment of goodwill and other intangible assets:
Our annual assessment of impairment includes the allocation of corporate debt to individual reporting units based on their relative fair values. This allocation resulted in negative carrying values for the Romania, the Slovak Republic and Slovenia segments for the purpose of the assessment, however, none of these segments were determined to be impaired.
Upon conclusion of our annual impairment assessment, we determined that the fair value of our reporting units and other intangible assets were substantially in excess of their respective carrying values. We did not recognize any impairment charges in respect of goodwill and other intangible assets during the years ended December 31, 2018, 2017 or 2016. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for further information.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

5.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2018	December 31, 2017
Long-term debt	$772,339	$1,079,187
Other credit facilities and capital leases	15,891	10,193
Total long-term debt and other financing arrangements	788,230	1,089,380
Less: current maturities	(5,545)	(3,269)
Total non-current long-term debt and other financing arrangements	$782,685	$1,086,111
Financing Transactions
On February 5, 2018, we entered into an amendment to extend the maturity date of the 2019 Euro Loan from November 1, 2018 to May 1, 2019. On February 6, 2018, we paid EUR 50.0 million (approximately US$ 61.6 million at February 6, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan.
On April 25, 2018, we entered into a series of amendments (effective on April 26, 2018) which modified certain terms of our 2021 Euro Loan, the 2023 Euro Loan, the 2023 Revolving Credit Facility (each as defined below) and the Reimbursement Agreement (as defined below) (collectively, the "Financing Transactions"). The Financing Transactions reduced the rates payable under the pricing grid under the Reimbursement Agreement and the 2023 Revolving Credit Facility as well as extended the maturity dates of the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility. The amount available to us under the 2023 Revolving Credit Facility increased to US$ 75.0 million from April 26, 2018.
On May 3, 2018, we paid EUR 110.0 million (approximately US$ 132.0 million at May 3, 2018 rates) of the outstanding principal balance of the 2019 Euro Loan with the proceeds from the exercise of warrants and cash generated from our operations.
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
On January 31, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan with cash generated by our operations.
Overview
Total long-term debt and credit facilities comprised the following at December 31, 2018:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	240,834	(538)	240,296
2023 Euro Loan	536,776	(4,733)	532,043
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$777,610	$(5,271)	$772,339

(1)
Debt issuance costs related to the 2021 Euro Loan and 2023 Euro Loan are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2023 Revolving Credit Facility are classified as non-current assets in our consolidated balance sheet and are being amortized on a straight-line basis over the life of the 2023 Revolving Credit Facility.

Long-term Debt
Our long-term debt comprised the following at December 31, 2018 and December 31, 2017:

	Carrying Amount		Fair Value
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
2019 Euro Loan	$—	$240,545	$—	$236,337
2021 Euro Loan	240,296	281,871	233,058	268,858
2023 Euro Loan	532,043	556,771	502,617	510,882
	$772,339	$1,079,187	$735,675	$1,016,077
The fair values of the Euro Loans (as defined below) as at December 31, 2018 and December 31, 2017 were determined based on comparable euro bond yield curves based on equivalent credit ratings. This measurement of estimated fair value uses Level 2 inputs as described in Note 14, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2021 Euro Loan
As at December 31, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 210.3 million (approximately US$ 240.8 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at December 31, 2018, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
2023 Euro Loan
As at December 31, 2018, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 536.8 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 14, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at December 31, 2018, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.75% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
Our consolidated net leverage as at December 31, 2018 and December 31, 2017 was 3.5x and 5.4x, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized US$ 26.7 million, US$ 55.7 million; and US$ 64.4 million, respectively, of Guarantee Fees as interest expense in our consolidated statements of operations and comprehensive income / loss.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.31%	(1)	1.66%	3.25%
2023 Euro Loan	1.28%		0.28%	(2)	2.19%	3.75%
2023 Revolving Credit Facility (if drawn)	6.31%	(3)	—		—	6.31%

(1)
Effective until November 1, 2019. From November 1, 2019 through maturity on November 1, 2021, the rate fixed pursuant to interest rate hedges will increase to 0.47%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.25% if our net leverage ratio remains unchanged.

(2)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.75% if our net leverage ratio remains unchanged.

(3)	Based on the three month LIBOR of 2.81% as at December 31, 2018.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the “2023 Revolving Credit Facility”) as at December 31, 2018.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Other Credit Facilities and Capital Lease Obligations
Other credit facilities and capital lease obligations comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Credit facilities (1) – (4)	$—	$—
Capital leases	15,891	10,193
Total credit facilities and capital leases	15,891	10,193
Less: current maturities	(5,545)	(3,269)
Total non-current credit facilities and capital leases	$10,346	$6,924

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at December 31, 2018, we had deposits of US$ 36.8 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2017, we had deposits of US$ 12.5 million in and no drawings on the BMG cash pool.

(2)
Under a factoring framework agreement with Factoring Česka spořitelna, a.s., up to CZK 475.0 million (approximately US$ 21.1 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
Under a factoring framework agreement with Factoring KB, a.s., up to CZK 270.0 million (approximately US$ 12.0 million) of receivables from certain customers in the Czech Republic may be factored on a non-recourse basis. The facility has a factoring fee of 0.11% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding up to a maximum of 60 days from the due date.

(4)
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

Total Group
At December 31, 2018, the maturity of our long-term debt and credit facilities was as follows:

2019	$—
2020	—
2021	240,834
2022	—
2023	536,776
2024 and thereafter	—
Total long-term debt and credit facilities	777,610
Debt issuance costs	(5,271)
Carrying amount of long-term debt and credit facilities	$772,339
Capital Lease Commitments
We lease certain of our office and broadcast facilities as well as machinery and equipment under various leasing arrangements. The future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining non-cancellable lease terms in excess of one year, consisted of the following at December 31, 2018:

2019	$5,824
2020	5,251
2021	3,853
2022	1,488
2023	—
2024 and thereafter	—
Total undiscounted payments	16,416
Less: amount representing interest	(525)
Present value of net minimum lease payments	$15,891

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

6.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Program rights:
Acquired program rights, net of amortization	$153,761	$188,370
Less: current portion of acquired program rights	(77,624)	(81,412)
Total non-current acquired program rights	76,137	106,958
Produced program rights – Feature Films:
Released, net of amortization	653	939
Produced program rights – Television Programs:
Released, net of amortization	55,220	53,996
Completed and not released	8,347	9,987
In production	30,904	33,877
Development and pre-production	610	470
Total produced program rights	95,734	99,269
Total non-current acquired program rights and produced program rights	$171,871	$206,227
7.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Third-party customers	$203,068	$194,606
Less: allowance for bad debts and credit notes	(9,697)	(10,436)
Total accounts receivable	$193,371	$184,170
Bad debt expense for the years ended December 31, 2018, 2017 and 2016 was US$ 0.8 million, US$ 1.9 million, and US$ 3.8 million, respectively.
8.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Current:
Prepaid acquired programming	$29,918	$23,291
Other prepaid expenses	9,119	10,409
VAT recoverable	1,702	1,164
Income taxes recoverable	2	174
Other	326	2,178
Total other current assets	$41,067	$37,216

	December 31, 2018	December 31, 2017
Non-current:
Capitalized debt costs	$9,660	$12,947
Deferred tax	2,411	2,964
Other	337	993
Total other non-current assets	$12,408	$16,904
Capitalized debt costs are being amortized over the term of the 2023 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Land and buildings	$100,574	$104,291
Machinery, fixtures and equipment	206,491	213,229
Other equipment	35,022	37,459
Software	68,239	66,233
Construction in progress	4,663	3,721
Total cost	414,989	424,933
Less: accumulated depreciation	(297,385)	(305,584)
Total net book value	$117,604	$119,349

Assets held under capital leases (included in the above)
Land and buildings	$3,989	$4,178
Machinery, fixtures and equipment	25,414	14,193
Total cost	29,403	18,371
Less: accumulated depreciation	(10,705)	(7,281)
Total net book value	$18,698	$11,090
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was US$ 32.9 million, US$ 31.3 million and US$ 27.5 million, respectively.
The movement in the net book value of property, plant and equipment during the years ended December 31, 2018 and 2017 was comprised of:

	For The Year Ended December 31,
	2018	2017
Opening balance	$119,349	$103,258
Additions	36,737	31,379
Disposals	(42)	(32)
Depreciation	(32,933)	(31,261)
Foreign currency movements	(5,507)	16,005
Ending balance	$117,604	$119,349
10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$48,708	$61,025
Related party accounts payable	292	252
Programming liabilities	16,072	20,191
Related party programming liabilities	12,171	21,189
Duties and other taxes payable	9,014	10,539
Accrued staff costs	17,425	20,719
Accrued interest payable	2,456	3,326
Related party accrued interest payable (including Guarantee Fees)	1,749	6,273
Income taxes payable	10,415	14,091
Other accrued liabilities	2,166	2,467
Total accounts payable and accrued liabilities	$120,468	$160,072

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

11.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Current:
Deferred revenue	$9,906	$5,744
Legal provisions	1,978	2,907
Other	1,795	698
Total other current liabilities	$13,679	$9,349

	December 31, 2018	December 31, 2017
Non-current:
Deferred tax	$22,545	$21,280
Derivative instruments	9,817	3,307
Related party Commitment Fee payable (1)	—	10,765
Related party Guarantee Fee payable (Note 5)	33,465	58,855
Other	1,466	1,968
Total other non-current liabilities	$67,293	$96,175

(1)	The Commitment Fee was paid on July 31, 2018, see Note 5, "Long-term Debt and Other Financing Arrangements".
During the years ended December 31, 2018, 2017 and 2016, we recognized revenue of US$ 5.4 million, US$ 4.9 million and US$ 6.0 million which we had deferred as at December 31, 2017, 2016 and 2015, respectively.
12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2018 and 2017. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at December 31, 2018 and 2017, the accreted value of the Series B Preferred Shares was US$ 269.4 million and US$ 264.6 million, respectively. The stated value of the Series B Preferred Shares of US$ 1,000 per share accreted at an annual rate of 3.75%, compounded quarterly, from June 25, 2016 until June 24, 2018. The Series B Preferred Shares will not accrete further. As of December 31, 2018, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2018, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
The Series B Preferred Shares are not considered a liability and the embedded conversion feature does not require bifurcation. The Series B Preferred Shares are classified outside of permanent equity at redemption value. For the years ended December 31, 2018, 2017 and 2016, we recognized accretion on the Series B Preferred Shares of US$ 4.8 million, US$ 9.7 million and US$ 13.7 million, respectively, with corresponding decreases in additional paid-in capital.
13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2018 and 2017.
One share of Series A Convertible Preferred Stock (the “Series A Preferred Share”) was issued and outstanding as at December 31, 2018 and 2017. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2018 and 2017 (see Note 12, "Convertible Redeemable Preferred Shares"). As of December 31, 2018, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2018 and 2017. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 252.9 million and 145.5 million shares of Class A common stock outstanding at December 31, 2018 and 2017, respectively, and no shares of Class B common stock outstanding at December 31, 2018 or 2017.
As at December 31, 2018, TW Investor owns 64.2% of the outstanding shares of Class A common stock. In connection with the exercise of warrants (described below) by Warner Media and TW Investor, each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote the shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year from that date. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.5% voting interest in the Company.
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

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the years ended December 31, 2018, 2017 and 2016 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2015	$(240,989)	$(1,420)	$(242,409)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany loans (1)	8,848	—	8,848
Foreign exchange loss on the Series B Preferred Shares	(19,412)	—	(19,412)
Currency translation adjustment	12,016	—	12,016
Change in the fair value of hedging instruments	—	(5,447)	(5,447)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,416	2,416
Net other comprehensive income / (loss)	1,452	(3,031)	(1,579)
BALANCE December 31, 2016	$(239,537)	$(4,451)	$(243,988)
Other comprehensive income / (loss) before reclassifications:
Foreign exchange gain on intercompany loans (1)	11,326	—	11,326
Foreign exchange gain on the Series B Preferred Shares	33,444	—	33,444
Currency translation adjustment	10,511	—	10,511
Change in the fair value of hedging instruments	—	(1,942)	(1,942)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,764	2,764
Changes in fair value reclassified to other non-operating income, net (2)	—	447	447
Net other comprehensive income	55,281	1,269	56,550
BALANCE December 31, 2017	$(184,256)	$(3,182)	$(187,438)
Other comprehensive loss before reclassifications:
Foreign exchange loss on intercompany loans (1)	(1,061)	—	(1,061)
Foreign exchange loss on the Series B Preferred Shares	(12,527)	—	(12,527)
Currency translation adjustment	(9,824)	—	(9,824)
Change in the fair value of hedging instruments	—	(9,455)	(9,455)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	2,220	2,220
Changes in fair value reclassified to other non-operating income, net (2)	—	1,435	1,435
Net other comprehensive loss	(23,412)	(5,800)	(29,212)
BALANCE December 31, 2018	$(207,668)	$(8,982)	$(216,650)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

(2)	Represents amounts reclassified upon the dedesignation of a portion of our hedging instruments (see Note 14, "Financial Instruments and Fair Value Measurements".
14.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
ASC 820, "Fair Value Measurements and Disclosure", establishes a hierarchy that prioritizes the inputs to those valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:
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
We evaluate the position of each financial instrument measured at fair value in the hierarchy individually based on the valuation methodology we apply. The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, net, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt is included in Note 5, "Long-term Debt and Other Financing Arrangements".

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
The changes in the fair value of the designated instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings. For the portions that are not designated as hedging instruments, all related fair value adjustments, including those previously recognized in accumulated other comprehensive income / loss, are recognized in other non-operating income / expense, net in our consolidated statements of operations and comprehensive income / loss (see Note 13, "Equity").
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Designated Portion		Maturity Date	Objective	Fair Value as at December 31, 2018
November 10, 2015	3	EUR	210,335	EUR	65,204	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(639)
April 26, 2018	3	EUR	210,335	EUR	65,204	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(1,607)
April 5, 2016	5	EUR	468,800	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(2,728)
April 26, 2018	4	EUR	468,800	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(5,482)
Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. As at December 31, 2018, we had no forward foreign exchange contracts outstanding.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31,
	2018	2017	2016
Loss on currency swaps	$—	$(1,380)	$(10,213)
Loss on interest rate swaps	(1,715)	(403)	—
Change in fair value of derivatives	$(1,715)	$(1,783)	$(10,213)
15.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31,
	2018	2017	2016
Interest on long-term debt and other financing arrangements	$44,604	$77,170	$104,361
Amortization of capitalized debt issuance costs	4,502	6,018	9,072
Amortization of debt issuance discount	—	—	12,945
Total interest expense	$49,106	$83,188	$126,378
We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 43.4 million, US$ 47.2 million and US$ 54.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we paid US$ 27.3 million and US$ 22.4 million of accrued Guarantee Fees during the years ended December 31, 2018 and 2016, respectively, which we had previously elected to pay in kind and US$ 0.8 million, US$ 8.3 million and US$ 8.3 million of Guarantee Fees in cash during the years ended December 31, 2018, 2017 and 2016, respectively, for which we had the option to pay in kind. Interest expense related to the 2019 Euro Loan and the 2021 Euro Loan has been allocated to results from discontinued operations relative to the proportion of the principal balance that was repaid from the proceeds of the Croatian Transaction (see Note 3, "Discontinued Operations and Assets Held for Sale").

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31,
	2018	2017	2016
Interest income	$725	$536	$590
Foreign currency exchange (loss) / gain, net	(2,691)	17,761	6,929
Change in fair value of derivatives (Note 14)	(1,715)	(1,783)	(10,213)
Other income, net	508	428	442
Total other non-operating (expense) / income, net	$(3,173)	$16,942	$(2,252)
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
For the years ended December 31, 2018, 2017 and 2016, we recognized charges for stock-based compensation of US$ 7.1 million, US$ 4.4 million and US$ 3.5 million, respectively, presented as a component of selling, general and administrative expenses in our consolidated statements of operations and comprehensive income / loss.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the year ended December 31, 2018. The summary of stock options outstanding as at December 31, 2018 and December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,011,392	$2.32	7.58	$4,677
Outstanding at December 31, 2018	2,011,392	$2.32	6.58	$916
Vested or expected to vest at December 31, 2018	2,011,392	$2.32	6.58	$916
Exercisable at December 31, 2018	1,405,696	$2.31	6.53	$654
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2018, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2018 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2018. This amount changes based on the fair value of our Class A common stock. As at December 31, 2018, there was US$ 0.4 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 0.7 years.
The following table summarizes information about stock option activity during 2018, 2017, and 2016:

	2018		2017		2016
	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)	Shares	Weighted Average Exercise Price (per share)
Outstanding at January 1	2,011,392	$2.32	2,011,392	$2.32	1,666,000	$3.53
Awards granted	—	—	—	—	411,392	2.46
Awards expired	—	—	—	—	(66,000)	33.66
Outstanding at December 31	2,011,392	$2.32	2,011,392	$2.32	2,011,392	$2.32

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
The following table summarizes information about unvested RSUs as at December 31, 2018:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	1,974,954	$3.21
Granted	962,369	4.28
Vested	(940,968)	3.31
Unvested at December 31, 2018	1,996,355	$3.68
The intrinsic value of unvested RSUs was US$ 5.5 million as at December 31, 2018. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2018 was US$ 5.2 million and is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units with Performance Conditions
Each RSU with performance conditions (“PRSU”) represents a right to receive one share of Class A common stock of the Company for each PRSU that vests in accordance with a performance-based vesting schedule, based on meeting specified objectives for unlevered free cash flow and OIBDA over defined periods and by defined dates. Holders of PRSU awards are not entitled to receive cash dividend equivalents and are not entitled to vote.
Under the 2015 PRSU Award, 239,703 PRSUs vested in March 2018. The completion of the sale of the Company's Croatian operations in July resulted in the vesting of the remaining unvested 2015 PRSUs together with an additional 461,188 PRSUs that were granted and immediately vested in accordance with the terms of the 2015 PRSU Award agreement.
On December 4, 2018, the 2018 PRSU Award was granted with unlevered free cash flow and OIBDA targets corresponding to two, three and four-year performance periods ended December 31, 2020, 2021 and 2022, respectively. The maximum achievement under the 2018 PRSU Award is 200% of the shares allotted to the corresponding target. Due to the uncertainty of achieving any of the prescribed targets within the 2018 PRSU Award, we have not recognized any related compensation cost.
The following table summarizes information about unvested PRSUs as at December 31, 2018:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	719,109	$2.67
Granted	962,760	3.52
Vested	(1,180,297)	3.14
Unvested at December 31, 2018	501,572	$3.19
The intrinsic value of unvested PRSUs was US$ 1.4 million as at December 31, 2018. Total unrecognized compensation cost related to unvested PRSUs as at December 31, 2018 was US$ 1.6 million.
18.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income / (loss) before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly the Dutch corporate income tax rates have been used in the reconciliation of income taxes.
Income / (loss) from continuing operations before income taxes
The Netherlands and non-Netherlands components of income / (loss) from continuing operations before income taxes are:

	For The Year Ended December 31,
	2018	2017	2016
Domestic	$(38,434)	$(50,344)	$(66,517)
Foreign	163,327	123,911	(106,523)
Total	$124,893	$73,567	$(173,040)
Total tax provision for the years ended December 31, 2018, 2017 and 2016 was allocated as follows:

	For The Year Ended December 31,
	2018	2017	2016
Income tax provision from continuing operations	$(27,828)	$(22,504)	$(6,639)
Income tax provision from discontinued operations	(1,423)	(1,226)	(678)
Total tax provision	$(29,251)	$(23,730)	$(7,317)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Provision for Income Taxes
The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For The Year Ended December 31,
	2018	2017	2016
Current income tax provision:
Domestic	$—	$—	$—
Foreign	(25,308)	(22,273)	(4,781)
	(25,308)	(22,273)	(4,781)
Deferred tax provision:
Domestic	—	—	—
Foreign	(2,520)	(231)	(1,858)
	(2,520)	(231)	(1,858)
Provision for income taxes	$(27,828)	$(22,504)	$(6,639)
In 2017 and 2016, the net provision for income taxes is more than the provision computed at statutory tax rates primarily due to losses on which no tax benefit has been received.
Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive income / loss for the years ended December 31, 2018, 2017 and 2016:

	For The Year Ended December 31,
	2018	2017	2016
Income taxes at Netherlands rates (25%)	$(31,206)	$(18,378)	$43,251
Jurisdictional differences in tax rates	10,384	7,303	(41,858)
Non-deductible interest	(2,455)	(248)	(796)
Losses expired	(7,111)	(7,583)	(1,847)
Change in valuation allowance (1)	26,042	(6,242)	(5,863)
Unrecognized tax benefits	1,077	—	(925)
Effect of change in tax rate (1)	(21,982)	—	575
Non-deductible expenses	(879)	207	921
Other	(1,698)	2,437	(97)
Provision for income taxes	$(27,828)	$(22,504)	$(6,639)

(1)
The effect of change in tax rate in 2018 is the impact of tax rates enacted in the Netherlands on the tax benefit of loss carry-forwards. The tax benefit is fully offset by a release in the corresponding valuation allowance which was previously recorded against the loss carry-forwards deferred tax asset, resulting in no net impact to the provision for income taxes.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Assets:
Tax benefit of loss carry-forwards and other tax credits	$103,468	$133,258
Programming rights	2,211	3,189
Property, plant and equipment	3,088	3,494
Accrued expenses	3,922	4,087
Other	2,997	2,468
Gross deferred tax assets	115,686	146,496
Valuation allowance	(103,126)	(133,477)
Net deferred tax assets	$12,560	$13,019

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(21,979)	$(24,789)
Property, plant and equipment	(293)	(166)
Programming rights	(5,123)	(6,211)
Tax payable on potential distribution of reserves	(4,379)	—
Other	(920)	(169)
Total deferred tax liabilities	(32,694)	(31,335)
Net deferred income tax liability	$(20,134)	$(18,316)
Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2018	December 31, 2017
Net non-current deferred tax assets	$2,411	$2,964

Net non-current deferred tax liabilities	(22,545)	(21,280)

Net deferred income tax liability	$(20,134)	$(18,316)
We provided a valuation allowance against potential deferred tax assets of US$ 103.1 million and US$ 133.5 million as at December 31, 2018 and 2017, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.
During 2018 and 2017, we had the following movements on valuation allowances:

Balance at December 31, 2016	$110,920
Created during the period	7,151
Utilized	(909)
Foreign exchange	15,844
Other	471
Balance at December 31, 2017	133,477
Created during the period	100
Utilized	(26,142)
Foreign exchange	(5,569)
Other	1,260
Balance at December 31, 2018	$103,126
As of December 31, 2018 we had operating loss carry-forwards that will expire in the following periods:

	2019	2020	2021	2022	2023-27	Indefinite
The Netherlands	$61,379	$48,606	$50,975	$54,706	$268,451	$—
Slovenia	—	—	—	—	—	20,136
United Kingdom	—	—	—	—	—	2,063
Total	$61,379	$48,606	$50,975	$54,706	$268,451	$22,199

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose.
We have provided valuation allowances against most of the above loss carry-forwards. However, a valuation allowance has not been provided against US$ 10.7 million of the loss carry-forwards in our main operating company in Slovenia on the basis of future reversals of existing taxable temporary differences and taxable income from future trading.
As at December 31, 2018 and 2017, we had no permanently reinvested earnings in subsidiaries giving rise to a temporary difference.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2015	$—
Increases for tax positions taken during a prior period	766
Increases for tax positions taken during a current period	159
Balance at December 31, 2016	925
Foreign exchange	127
Balance at December 31, 2017	1,052
Settlement	(1,077)
Foreign exchange	25
Balance at December 31, 2018	$—
We do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.
Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions. As at December 31, 2018, our subsidiaries are generally no longer subject to income tax examinations for years before:

Tax Jurisdiction	Year
Bulgaria	2013
Czech Republic	2013
The Netherlands	2016
Romania	2014
Slovak Republic	2011
Slovenia	2013
United Kingdom	2017
We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss. There were no significant interest or penalties accrued in the years ended December 31, 2018, 2017 and 2016.
19.    EARNINGS PER SHARE
We determined that the Series B Preferred Shares are a participating security, and accordingly, our basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on our Series B Preferred Shares and the income allocated to these shares by the weighted-average number of common shares outstanding during the period. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period after adjusting for the impact of those dilutive shares on the allocation of income to the Series B Preferred Shares.
The Company identified an error in the calculation of earnings per share disclosed in its financial statements for the year ended December 31, 2017. The error arose due to the misallocation of the results of discontinued operations to the Series B Preferred Shares. The error is not considered to be either quantitatively or qualitatively material to the year ended December 31, 2017, and has been corrected in the information disclosed below. The error did not impact net income, the consolidated balance sheet, the consolidated statements of equity or the consolidated statements of cash flows.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

The components of basic and diluted earnings per share are as follows:

	For The Year Ended December 31,
	2018	2017	2016
		(As adjusted)
Income / (loss) from continuing operations	$97,065	$51,063	$(179,679)
Net loss attributable to noncontrolling interests	79	341	306
Less: preferred share accretion paid in kind (Note 12)	(4,777)	(9,694)	(13,701)
Less: income allocated to Series B Preferred Shares	(29,956)	(16,994)	—
Income / (loss) from continuing operations available to common shareholders, net of noncontrolling interest	62,411	24,716	(193,074)
Income / (loss) from discontinued operations, net of tax (Note 3)	60,548	(1,636)	(918)
Less: (income) / loss allocated to Series B Preferred Shares	(19,637)	667	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — basic	103,322	23,747	(193,992)

Effect of dilutive securities
Dilutive effect of Series B Preferred Shares	3,653	3,829	—
Net income / (loss) attributable to CME Ltd. available to common shareholders — diluted	$106,975	$27,576	$(193,992)

Weighted average outstanding shares of common stock — basic (1)	230,562	155,846	151,017
Dilutive effect of common stock warrants, employee stock options and RSUs	27,132	80,558	—
Weighted average outstanding shares of common stock — diluted	257,694	236,404	151,017

Net income / (loss) per share:
Continuing operations — basic	$0.27	$0.16	$(1.28)
Continuing operations — diluted	0.25	0.12	(1.28)
Discontinued operations — basic	0.18	(0.01)	0.00
Discontinued operations — diluted	0.17	0.00	0.00
Attributable to CME Ltd. — basic	0.45	0.15	(1.28)
Attributable to CME Ltd. — diluted	0.42	0.12	(1.28)

(1)
For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Series A Preferred Share are included in the weighted average outstanding shares of common stock - basic, because the rights of the Series A Preferred Share are considered substantially similar to that of our Class A common stock.

The following weighted-average, equity awards and convertible shares were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive for the periods presented:

	For The Year Ended December 31,
	2018	2017	2016
Employee stock options	—	—	2,011
RSUs	1,506	144	1,219
Series B Preferred Shares	—	—	105,167
Total	1,506	144	108,397
These instruments may become dilutive in the future. As set forth in the Certificate of Designation for the Series B Preferred Shares, the holders of our Series B Preferred Shares are not contractually obligated to share in our losses.
20.     SEGMENT DATA
We manage our business on a geographical basis, with five operating segments: Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. These segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers; how operations are managed by segment managers; and the structure of our internal financial reporting.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the years ended December 31, 2018, 2017 and 2016 for consolidated statements of operations and comprehensive income / loss data and consolidated statements of cash flow data; and as at December 31, 2018 and 2017 for consolidated balance sheet data.

Net revenues:	For The Year Ended December 31,
	2018	2017	2016
Bulgaria	$84,593	$77,341	$72,651
Czech Republic	233,991	209,041	190,372
Romania	201,505	191,244	172,951
Slovak Republic	106,834	97,721	90,549
Slovenia	79,587	68,696	56,912
Intersegment revenues (1)	(2,604)	(1,175)	(429)
Total net revenues	$703,906	$642,868	$583,006

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For The Year Ended December 31,
	2018	2017	2016
Bulgaria	$21,620	$16,241	$12,004
Czech Republic	94,576	82,652	76,466
Romania	85,737	73,418	61,394
Slovak Republic	27,941	23,845	15,598
Slovenia	22,516	14,263	4,674
Elimination	34	(3)	25
Total operating segments	252,424	210,416	170,161
Corporate	(29,750)	(30,649)	(28,614)
Total OIBDA	222,674	179,767	141,547
Depreciation of property, plant and equipment	(32,933)	(31,261)	(27,529)
Amortization of broadcast licenses and other intangibles	(9,002)	(8,592)	(8,270)
Other items (1)	(3,152)	—	—
Operating income	177,587	139,914	105,748
Interest expense (Note 15)	(49,106)	(83,188)	(126,378)
Loss on extinguishment of debt	(415)	(101)	(150,158)
Other non-operating (expense) / income, net (Note 16)	(3,173)	16,942	(2,252)
Income / (loss) before tax	$124,893	$73,567	$(173,040)

(1)
Other items consists solely of expense related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on such date. See Note 17, "Stock-based Compensation".

Total assets: (1)	December 31, 2018	December 31, 2017
Bulgaria	$142,165	$155,885
Czech Republic	771,286	842,716
Romania	297,937	307,286
Slovak Republic	146,252	149,866
Slovenia	89,440	88,158
Total operating segments	1,447,080	1,543,911
Corporate	41,281	24,451
Assets held for sale	—	59,693
Total assets	$1,488,361	$1,628,055

(1)	Segment assets exclude any intercompany balances.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Capital Expenditures:	For The Year Ended December 31,
	2018	2017	2016
Bulgaria	$4,222	$4,584	$3,304
Czech Republic	9,012	10,449	8,043
Romania	4,767	6,639	6,863
Slovak Republic	1,601	1,963	1,693
Slovenia	4,200	3,171	4,128
Total operating segments	23,802	26,806	24,031
Corporate	781	1,309	2,705
Total capital expenditures	$24,583	$28,115	$26,736

Long-lived assets: (1)	December 31, 2018	December 31, 2017
Bulgaria	$10,627	$7,863
Czech Republic	39,314	46,146
Romania	33,368	28,515
Slovak Republic	16,376	17,450
Slovenia	15,955	15,701
Total operating segments	115,640	115,675
Corporate	1,964	3,674
Total long-lived assets	$117,604	$119,349

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following:

Consolidated revenue by type:	For The Year Ended December 31,
	2018	2017	2016
Television advertising	$562,450	$523,516	$483,504
Carriage fees and subscriptions	113,746	95,823	76,045
Other	27,710	23,529	23,457
Total net revenues	$703,906	$642,868	$583,006
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.
21.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2018, we had total commitments of US$ 62.8 million (December 31, 2017: US$ 108.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations, future minimum operating lease payments for non-cancellable operating leases with remaining terms in excess of one year (net of any sublease income) and other commitments as follows:

	Programming purchase obligations	Other commitments (1)	Operating leases	Capital expenditures
2019	$23,574	$12,614	$2,732	$503
2020	18,647	8,316	2,532	—
2021	13,157	2,678	1,970	—
2022	5,313	2,758	1,305	—
2023	403	3,086	1,188	—
2024 and thereafter	1,680	—	2,751	—
Total	$62,774	$29,452	$12,478	$503

(1)	Other commitments are primarily comprised of digital transmission commitments.
For the years ended December 31, 2018, 2017 and 2016, we incurred aggregate rent expense on all facilities of US$ 9.3 million, US$ 9.0 million and US$ 7.8 million, respectively.

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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. (“Markiza”) was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. Two of the notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and the other two to a long-time associate of Mr. Kocner, and were supposedly assigned several times, ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that is the plaintiff in these proceedings.
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
On April 26, 2018, the judge in the First PN Case ruled in favor of the plaintiff. Markiza appealed that decision.
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

On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who signed two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to pursue the claim, which the plaintiff appealed.
On December 14, 2018, the appellate court suspended proceedings in respect of the First PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
On December 21, 2018, the appellate court reversed the decision of the court of first instance to terminate the Second PN Case and directed the case be tried on its merits. No hearings have been held or scheduled in respect of this claim subsequent to that decision.
There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
Markiza is seeking to have the civil proceedings in respect of this claim either suspended until the conclusion of the criminal proceedings or dismissed. In the event any of the civil proceedings are not suspended or dismissed, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

22.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. On June 14, 2018, AT&T acquired the outstanding shares of Warner Media. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.5% voting interest in CME Ltd. (see Note 13, "Equity") as at December 31, 2018, as material related party transactions.
AT&T

	For The Year Ended December 31,
	2018	2017	2016
Cost of revenues	$22,609	$22,373	$19,244
Interest expense	31,867	62,501	103,253

	December 31, 2018	December 31, 2017
Programming liabilities	$12,171	$21,189
Other accounts payable and accrued liabilities	292	252
Accrued interest payable (1)	1,749	6,273
Other non-current liabilities (2)	33,465	69,620

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 5, "Long-term Debt and Other Financing Arrangements".

(2)
Amount represents Guarantee Fees for which we had previously made an election to pay in kind. The balance as at December 31, 2017 included the Commitment Fee which was paid on July 31, 2018. See Note 5, "Long-term Debt and Other Financing Arrangements".

23.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2018 and 2017 is as follows:

	For the Year Ended December 31, 2018
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$156,709	$181,908	$137,038	$228,251
Cost of revenues	103,670	104,997	84,588	114,850
Operating income	24,581	50,017	22,197	80,792
Income from continuing operations	6,756	23,675	10,609	56,025
Income from discontinued operations, net of tax	316	2,350	57,882	—
Net income	7,072	26,025	68,491	56,025
Net income attributable to CME Ltd.	7,250	26,041	68,571	55,830

Net income per share:
Continuing operations — basic	$0.02	$0.06	$0.03	$0.15
Continuing operations — diluted	0.01	0.06	0.03	0.15
Discontinued operations — basic	0.00	0.01	0.15	—
Discontinued operations — diluted	0.00	0.00	0.15	—
Attributable to CME Ltd. — basic	0.02	0.07	0.18	0.15
Attributable to CME Ltd. — diluted	0.01	0.06	0.18	0.15

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

	For the Year Ended December 31, 2017
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$123,945	$165,339	$132,304	$221,280
Cost of revenues	89,350	93,104	88,251	118,800
Operating income	11,900	46,413	16,066	65,535
(Loss) / income from continuing operations	(10,278)	25,638	(5,007)	40,710
(Loss) / income from discontinued operations, net of tax	(996)	2,160	(2,926)	126
Net (loss) / income	(11,274)	27,798	(7,933)	40,836
Net (loss) / income attributable to CME Ltd.	(11,065)	27,935	(7,745)	40,643

Net (loss) / income per share (as adjusted):
Continuing operations — basic	$(0.08)	$0.09	$(0.05)	$0.14
Continuing operations — diluted	(0.08)	0.07	(0.05)	0.11
Discontinued operations — basic	(0.01)	0.01	(0.02)	0.00
Discontinued operations — diluted	(0.01)	0.00	(0.02)	0.00
Attributable to CME Ltd. — basic	(0.09)	0.10	(0.07)	0.14
Attributable to CME Ltd. — diluted	(0.09)	0.07	(0.07)	0.11
24.    SUBSEQUENT EVENTS
We terminated the Slovenian Transaction on January 18, 2019. Our presentation has been updated to reflect Slovenia as a continuing operation and to reflect all assets and liabilities of our Slovenian operations as held and used for all periods presented.
On January 31, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan with cash generated by our operations.

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
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2018. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2018, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Central European Media Enterprises Ltd.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Central European Media Enterprises Ltd.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the three years in the period ended December 31, 2018, of the Company and our report dated February 6, 2019 expressed an unqualified opinion thereon.
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
February 6, 2019

Index

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2019 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2019 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	2,011,392	$2.32	(1)
Restricted stock units	2,497,927	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,509,319	$2.32	1,168,415

(1)	There were 1,168,415 shares available for issuance under CME’s 2015 Stock Incentive Plan at December 31, 2018 after reflecting both stock options and restricted stock units in column (a).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2019 Annual General Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2019 Annual General Meeting of Shareholders.

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2018 and 2017;

•	Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and

•	Notes to Consolidated Financial Statements.
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
10.04*+
Form of Restricted Stock Unit Award Agreement (performance-based vesting) (for use from March 2015) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.05*+
Form of Restricted Stock Unit Award Agreement (Directors’ Version) (for use from June 2015) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.06*+
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

10.09*+
Form of Employee Non-Qualified Stock Option Agreement (co-Chief Executive Officers version, 2015 Plan, for use from June 2015) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2016).

10.10*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (co-Chief Executive Officers version, 2015 Plan, for use from March 2016). (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2016).

10.11+	Form of Employee Performance-based Restricted Stock Unit Award Agreement (for use from December 2018).

10.12+	Form of co-Chief Executive Officer Performance-based Restricted Stock Unit Award Agreement (for use from December 2018).

10.13*
Investment Agreement between CME Media Enterprises B.V, and Top Tone Media Holdings Limited, dated April 22, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.14*
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

10.16*
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

10.19*
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
10.24*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed February 28, 2014).

10.25*
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

10.31*
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

10.40*
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

10.41*
Framework Agreement dated July 9, 2017 between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on July 10, 2017).

10.42*
Amendment No. 1 to Framework Agreement, dated April 10, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 12, 2018).

10.43*
Amended & Restated Framework Agreement, dated July 5, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on July 11, 2018).

10.44*
Amendment No. 1 to Amended & Restated Framework Agreement, dated September 13, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on September 14, 2018).

10.45*
Amendment No. 2 to Amended & Restated Framework Agreement, dated as of October 31, between CME Media Enterprises B.V. and Slovenia Broadband S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on November 1, 2018).

10.46*
Amendment No. 3 to Amended & Restated Framework Agreement, dated as of December 6, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on December 6, 2018).

10.47*
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

10.48*
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

10.49*
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

10.50*
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

10.51*
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

10.52*
Fourth Amendment as of February 5, 2018 to the Credit Agreement dated as of November 14, 2014, as amended, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.53*
Third Amendment, dated as of April 25, 2018, to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc., as guarantor, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.54*
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

10.55*
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

10.56*
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

Index

Exhibit Number	Description
10.57*
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

10.58*
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

10.59*+
Amended and Restated Contract of Employment between CME Media Services Limited and Michael Del Nin, dated December 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.60*+
Amended and Restated Contract of Employment between CME Media Services Limited and Christoph Mainusch, dated December 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.61*+
Amended and Restated Contract of Employment between CME Media Services Limited and Daniel Penn, dated December 21, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.62*+
Amended and Restated Contract of Employment between CME Media Services Limited and David Sturgeon, dated December 21, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report in Form 8-K filed on December 22, 2017).

10.63*+
Amended and Restated Contract of Employment between CME Media Services Limited and Adrian Sarbu, dated April 4, 2013 (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.64*+
Separation Agreement between CME Media Services Limited and Adrian Sarbu, dated August 21, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on August 21, 2013).

21.01	List of subsidiaries.

23.01	Consent of Ernst & Young LLP.

24.01	Power of Attorney, dated as of February 6, 2019.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

99.01*
Standing Proxy/Authorization issued by Time Warner Inc. on April 25, 2018 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).

99.02*
Standing Proxy/Authorization issued by Time Warner Media Holdings B.V. on April 25, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).

99.03*
Letter Agreement among Time Warner Inc., Time Warner Media Holdings B.V. and Central European Media Enterprises Ltd. dated April 25, 2018 (incorporated by reference to Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

Index

Exhibit Number	Description

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

Central European Media Enterprises Ltd.
Date:	February 6, 2019	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 6, 2019
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	February 6, 2019
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 6, 2019
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	February 6, 2019
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 6, 2019
Alfred W. Langer

*	Director	February 6, 2019
Parm Sandhu

*	Director	February 6, 2019
Kelli Turner

*	Director	February 6, 2019
Trey Turner

*	Director	February 6, 2019
Gerhard Zeiler

*	By:	/s/ David Sturgeon
David Sturgeon
Attorney-in-fact **

**	By authority of the power of attorney filed herewith

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2015	$8,630	$109,480
Charged to costs and expenses	3,813	5,863
Deductions (1)	(2,915)	251
Foreign exchange	(299)	(4,674)
BALANCE December 31, 2016	9,229	110,920
Charged to costs and expenses	1,913	6,242
Deductions (1)	(1,886)	471
Foreign exchange	1,180	15,844
BALANCE December 31, 2017	10,436	133,477
Charged to costs and expenses	811	(26,042)
Deductions (1)	(1,079)	1,260
Foreign exchange	(471)	(5,569)
BALANCE December 31, 2018	$9,697	$103,126

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1