Form 10-Q
period 2019-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2019-04-30
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	98-0438382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

O'Hara House, 3 Bermudiana Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (441) 296-1431
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.08	CETV	NASDAQ Global Select Market
Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Index

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2019
Class A Common Stock, par value $0.08	253,279,975

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended March 31, 2019

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$80,032	$62,031
Accounts receivable, net (Note 6)	153,822	193,371
Program rights, net (Note 5)	74,648	77,624
Other current assets (Note 7)	34,628	41,067
Total current assets	343,130	374,093
Non-current assets
Property, plant and equipment, net (Note 8)	110,347	117,604
Program rights, net (Note 5)	175,993	171,871
Goodwill (Note 3)	660,461	676,333
Other intangible assets, net (Note 3)	131,771	136,052
Other non-current assets (Note 7)	23,967	12,408
Total non-current assets	1,102,539	1,114,268
Total assets	$1,445,669	$1,488,361

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$127,222	$120,468
Current portion of long-term debt and other financing arrangements (Note 4)	5,802	5,545
Other current liabilities (Note 10)	38,453	13,679
Total current liabilities	171,477	139,692
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	700,694	782,685
Other non-current liabilities (Note 10)	81,526	67,293
Total non-current liabilities	782,220	849,978
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2018 - 200,000) (Note 13)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2018 – one)	—	—
253,279,975 shares of Class A Common Stock of $0.08 each (December 31, 2018 – 252,853,554)	20,262	20,228
Nil shares of Class B Common Stock of $0.08 each (December 31, 2018 – nil)	—	—
Additional paid-in capital	2,004,188	2,003,518
Accumulated deficit	(1,566,318)	(1,578,076)
Accumulated other comprehensive loss	(235,961)	(216,650)
Total CME Ltd. shareholders’ equity	222,171	229,020
Noncontrolling interests	431	301
Total equity	222,602	229,321
Total liabilities and equity	$1,445,669	$1,488,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net revenues	$146,559	$156,709
Operating expenses:
Content costs	70,360	78,460
Other operating costs	13,248	14,467
Depreciation of property, plant and equipment	8,226	8,387
Amortization of broadcast licenses and other intangibles	2,194	2,356
Cost of revenues	94,028	103,670
Selling, general and administrative expenses	24,894	28,458
Operating income	27,637	24,581
Interest expense (Note 15)	(8,242)	(17,818)
Other non-operating (expense) / income, net (Note 16)	(3,097)	4,208
Income before tax	16,298	10,971
Provision for income taxes	(4,547)	(4,215)
Income from continuing operations	11,751	6,756
Income from discontinued operations, net of tax	—	316
Net income	11,751	7,072
Net loss attributable to noncontrolling interests	7	178
Net income attributable to CME Ltd.	$11,758	$7,250

Net income	$11,751	$7,072
Other comprehensive (loss) / income
Currency translation adjustment	(15,843)	11,785
Unrealized (loss) / gain on derivative instruments (Note 12)	(3,331)	191
Total other comprehensive (loss) / income	(19,174)	11,976
Comprehensive (loss) / income	(7,423)	19,048
Comprehensive (income) / loss attributable to noncontrolling interests	(130)	386
Comprehensive (loss) / income attributable to CME Ltd.	$(7,553)	$19,434

PER SHARE DATA (Note 18):
Net income per share:
Continuing operations — basic	$0.03	$0.02
Continuing operations — diluted	0.03	0.01
Discontinued operations — basic	—	0.00
Discontinued operations — diluted	—	0.00
Attributable to CME Ltd. — basic	0.03	0.02
Attributable to CME Ltd. — diluted	$0.03	$0.01

Weighted average common shares used in computing per share amounts (000’s):
Basic	264,199	158,039
Diluted	265,211	241,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	1,003	—	—	—	1,003
Share issuance, stock-based compensation	—	—	426,421	34	—	—	(34)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(299)	—	—	—	(299)
Net income / (loss)	—	—	—	—	—	—	—	11,758	—	(7)	11,751
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,331)	—	(3,331)
Currency translation adjustment	—	—	—	—	—	—	—	—	(15,980)	137	(15,843)
BALANCE March 31, 2019	1	$—	253,279,975	$20,262	—	$—	$2,004,188	$(1,566,318)	$(235,961)	$431	$222,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,751	$7,072
Adjustments to reconcile net income to net cash generated from continuing operating activities:
Income from discontinued operations, net of tax	—	(316)
Amortization of program rights	70,360	78,460
Depreciation and other amortization	11,294	12,352
Loss on extinguishment of debt (Note 16)	151	109
Gain on disposal of fixed assets	(6)	(37)
Deferred income taxes	373	(90)
Stock-based compensation (Note 17)	1,003	1,112
Change in fair value of derivatives	62	162
Foreign currency exchange loss / (gain), net	2,681	(3,617)
Changes in assets and liabilities:
Accounts receivable, net	35,220	27,574
Accounts payable and accrued liabilities	(5,138)	(9,452)
Program rights	(57,978)	(76,104)
Other assets and liabilities	(1,560)	(1,239)
Accrued interest	3,833	10,911
Income taxes payable	(2,118)	180
Deferred revenue	24,186	23,728
VAT and other taxes payable	1,895	690
Net cash generated from continuing operating activities	$96,009	$71,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(4,365)	$(5,369)
Disposal of property, plant and equipment	6	16
Net cash used in continuing investing activities	$(4,359)	$(5,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(68,928)	$(61,645)
Debt transaction costs	—	(173)
Settlement of derivative instruments	(740)	—
Payment of credit facilities and finance leases	(1,769)	(989)
Proceeds from exercise of warrants	—	2,281
Payments of withholding tax on net share settlement of share-based compensation	(299)	—
Net cash used in continuing financing activities	$(71,736)	$(60,526)

Net cash provided by discontinued operations - operating activities	—	9,930
Net cash used in discontinued operations - investing activities	—	(376)
Net cash used in discontinued operations - financing activities	—	—

Impact of exchange rate fluctuations on cash and cash equivalents	(1,913)	2,515
Net increase in cash and cash equivalents	$18,001	$17,685
CASH AND CASH EQUIVALENTS, beginning of period	62,031	58,748
CASH AND CASH EQUIVALENTS, end of period	$80,032	$76,433

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$3,093	$4,883
Cash paid for income taxes, net of refunds	6,318	4,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$—	$2,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 19, "Segment Data" for financial information by segment. Our previously held Croatian operations, which were sold on July 31, 2018, are classified as discontinued operations in our condensed consolidated statement of operations for the period ended March 31, 2018.
We are the market-leading broadcasters in each of our five operating countries with a combined portfolio of 30 television channels. Each country also develops and produces content for their television channels. We generate advertising revenues in our country operations primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, and direct-to-home and internet protocol television ("IPTV") operators for carriage of our channels as well as from advertising related to our digital initiatives. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
Romania
We operate one general entertainment channel, PRO TV, and six other channels, PRO 2, PRO X, PRO GOLD, PRO CINEMA, PRO TV INTERNATIONAL, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO, and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.
2.    BASIS OF PRESENTATION
The terms the "Company", "we", "us", and “our” are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to "US$", "USD" or "dollars" are to U.S. dollars, all references to "BGN" are to the Bulgarian leva, all references to "CZK" are to the Czech koruna, all references to "RON" are to the New Romanian lei, and all references to "Euro" or "EUR" are to the European Union Euro. Where applicable, prior period presentation has been modified to conform to current year presentation.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2018 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 6, 2019. Our significant accounting policies have not changed since December 31, 2018, except as noted below.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset ("ROU"), with an available exception for leases with an initial term shorter than twelve months. Adoption of the guidance significantly changes the accounting for our operating leases while the accounting for our finance leases (previously called capital leases) remains substantially unchanged.
We determine if an arrangement includes a lease at inception. An ROU represents our right to use an underlying asset for the lease term and the corresponding lease liability represents our obligation to make periodic payments arising from that lease. Operating lease ROUs and liabilities are recognized at their commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date of a lease in determining the present value of the lease payments. The operating lease ROU also includes any lease payments made prior to commencement and excludes any lease incentives received or to be received under the agreement. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise such option.
Where lease agreements include both lease and non-lease components, we generally account for each separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. We consider operating leases that are for a period less than 12 months, inclusive of options to extend that we are reasonably certain to exercise, as short-term. Short-term leases are not recognized on the balance sheet. Short-term lease cost is recognized on a straight-line basis over the lease term.
ROUs and related operating lease liabilities are included in other non-current assets, other current liabilities and other non-current liabilities, respectively on our condensed consolidated balance sheets. Operating lease costs are recognized on a straight-line basis over the lease term within content costs, other operating costs or sales, general and administrative expenses based on the use of the related ROU. ROUs and related finance lease liabilities are included in property and equipment, and long-term debt and other financing arrangements, respectively, on our condensed consolidated balance sheets. Depreciation of an asset held under a finance lease is recognized in depreciation of property, plant and equipment.
We adopted this guidance as of the transition date of January 1, 2019, using the modified retrospective approach and have elected the transition option which allows us to continue to apply the legacy guidance for comparative periods, including disclosure requirements, in the year of adoption. We have elected to use the package of practical expedients available to us, including the short-term lease exception, however we have not elected the use of hindsight and have not elected to combine lease and non-lease components for our main classes of assets.
On transition, we recorded approximately US$ 11.9 million in operating lease liabilities and right of use assets while our accounting for finance leases remains substantially unchanged.
Recent Accounting Pronouncements Issued
In June 2016, the FASB issued new guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted for our fiscal year beginning January 1, 2019. We are still in the preliminary stages of our assessment and expect to adopt this guidance on January 1, 2020.
In March 2019, the FASB issued new guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. The guidance further requires that an entity test a film or license agreement for program material for impairment at a film group level and under a fair value model when the film or license agreement is predominantly monetized with other films and/or license agreements. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted. We are still in the preliminary stages of our assessment.
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2019 and December 31, 2018 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Foreign currency	(545)	(11,399)	(2,986)	(942)	—	(15,872)
Balance, March 31, 2019	28,510	510,026	72,786	49,139	—	660,461
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, March 31, 2019	$173,149	$797,571	$83,814	$49,139	$19,400	$1,123,073

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other intangible assets:
Changes in the net book value of our other intangible assets as at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,263	$—	$85,263	$87,356	$—	$87,356
Amortized:
Broadcast licenses	205,934	(161,371)	44,563	210,447	(162,936)	47,511
Trademarks	610	(610)	—	631	(631)	—
Customer relationships	54,668	(54,032)	636	56,024	(55,158)	866
Other	2,867	(1,558)	1,309	1,868	(1,549)	319
Total	$349,342	$(217,571)	$131,771	$356,326	$(220,274)	$136,052
Net broadcast licenses consist solely of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2019	December 31, 2018
Long-term debt	$690,883	$772,339
Other credit facilities and finance leases	15,613	15,891
Total long-term debt and other financing arrangements	706,496	788,230
Less: current maturities	(5,802)	(5,545)
Total non-current long-term debt and other financing arrangements	$700,694	$782,685
Overview
Total long-term debt and credit facilities comprised the following at March 31, 2019:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$168,902	$(344)	$168,558
2023 Euro Loan	526,697	(4,372)	522,325
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$695,599	$(4,716)	$690,883

(1)
Debt issuance costs related to the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility (each as defined below) are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2023 Revolving Credit Facility are classified as non-current assets in our condensed consolidated balance sheet.

On January 31, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At March 31, 2019, the maturity of our long-term debt and credit facilities was as follows:

2019	$—
2020	—
2021	168,902
2022	—
2023	526,697
2024 and thereafter	—
Total long-term debt and credit facilities	695,599
Debt issuance costs	(4,716)
Carrying amount of long-term debt and credit facilities	$690,883
Long-term Debt
Our long-term debt comprised the following at March 31, 2019 and December 31, 2018:

	Carrying Amount		Fair Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
2021 Euro Loan	$168,558	$240,296	$164,943	$233,058
2023 Euro Loan	522,325	532,043	502,730	502,617
	$690,883	$772,339	$667,673	$735,675
The fair values of the Euro Loans (as defined below) as at March 31, 2019 and December 31, 2018 were determined based on comparable bond yield curves based on equivalent credit ratings. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.
2021 Euro Loan
As at March 31, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 150.3 million (approximately US$ 168.9 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at March 31, 2019, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
2023 Euro Loan
As at March 31, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 526.7 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at March 31, 2019, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.75%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
Reimbursement Agreement and Guarantee Fees
In connection with Warner Media’s guarantees of the 2021 Euro Loan and 2023 Euro Loan (collectively, the "Euro Loans"), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Warner Media. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Warner Media as consideration for those guarantees, and the reimbursement to Warner Media of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Warner Media to purchase any amount outstanding under the Euro Loans from the lenders following an event of default under the Euro Loans or the Reimbursement Agreement. The Reimbursement Agreement is jointly and severally guaranteed by both our 100% owned subsidiary Central European Media Enterprises N.V. ("CME NV") and CME BV and is secured by a pledge over 100% of the outstanding shares of each of CME NV and CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2023 Revolving Credit Facility (described below).

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
Our consolidated net leverage as at March 31, 2019 and December 31, 2018 was 3.0x and 3.5x, respectively. For the three months ended March 31, 2019 and 2018, we recognized US$ 3.7 million and US$ 10.8, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2021 Euro Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2023 Euro Loan are payable semi-annually in arrears on each June 1 and December 1.
The Guarantee Fees on the 2023 Euro Loan that were previously paid in kind are presented as a component of other non-current liabilities (see Note 10, "Other Liabilities") and bear interest per annum at the applicable Guarantee Fee rate (as set forth in the table below). Guarantee Fees are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.31%	(1)	1.66%	3.25%
2023 Euro Loan	1.28%		0.28%	(2)	2.19%	3.75%
2023 Revolving Credit Facility (if drawn)	6.10%	(3)	—%		—%	6.10%

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

(3)	Based on the three month LIBOR of 2.60% as at March 31, 2019.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at March 31, 2019.
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
As at March 31, 2019, the following spreads were applicable:

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
Other Credit Facilities and Finance Lease Obligations
Other credit facilities and finance lease obligations comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Credit facilities (1) – (4)	$—	$—
Finance leases (Note 11)	15,613	15,891
Total credit facilities and finance leases	15,613	15,891
Less: current maturities	(5,802)	(5,545)
Total non-current credit facilities and finance leases	$9,811	$10,346

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at March 31, 2019, we had deposits of US$ 56.5 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2018, we had deposits of US$ 36.8 million in and no drawings on the BMG cash pool.

(2)
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 475.0 million (approximately US$ 20.7 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
Under a factoring framework agreement with Factoring KB, a.s., up to CZK 270.0 million (approximately US$ 11.8 million) from certain customers in the Czech Republic may be factored on a non-recourse basis. The facility has a factoring fee of 0.11% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding up to a maximum of 60 days from the due date.

(4)
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

5.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Program rights:
Acquired program rights, net of amortization	$152,435	$153,761
Less: current portion of acquired program rights	(74,648)	(77,624)
Total non-current acquired program rights	77,787	76,137
Produced program rights – Feature Films:
Released, net of amortization	606	653
Produced program rights – Television Programs:
Released, net of amortization	53,795	55,220
Completed and not released	12,178	8,347
In production	31,037	30,904
Development and pre-production	590	610
Total produced program rights	98,206	95,734
Total non-current acquired program rights and produced program rights	$175,993	$171,871

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Third-party customers	$163,524	$203,068
Less: allowance for bad debts and credit notes	(9,702)	(9,697)
Total accounts receivable	$153,822	$193,371
7.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Current:
Prepaid acquired programming	$21,560	$29,918
Other prepaid expenses	10,732	9,119
VAT recoverable	2,186	1,702
Other	150	328
Total other current assets	$34,628	$41,067

	March 31, 2019	December 31, 2018
Non-current:
Capitalized debt costs (Note 4)	$8,928	$9,660
Deferred tax	2,357	2,411
Operating lease - right of use asset (Note 11)	12,320	—
Other	362	337
Total other non-current assets	$23,967	$12,408
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Land and buildings	$98,391	$100,574
Machinery, fixtures and equipment	202,864	206,491
Other equipment	34,605	35,022
Software	66,264	68,239
Construction in progress	2,373	4,663
Total cost	404,497	414,989
Less: accumulated depreciation	(294,150)	(297,385)
Total net book value	$110,347	$117,604

Assets held under finance leases (included in the above)
Land and buildings	$3,914	$3,989
Machinery, fixtures and equipment	26,561	25,414
Total cost	30,475	29,403
Less: accumulated depreciation	(11,605)	(10,705)
Total net book value	$18,870	$18,698

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2019 and 2018 was comprised of:

	For the Three Months Ended March 31,
	2019	2018
Opening balance	$117,604	$119,349
Additions (1)	3,923	7,014
Disposals	—	(1)
Depreciation	(8,226)	(8,387)
Foreign currency movements	(2,954)	3,515
Ending balance	$110,347	$121,490

(1)	Includes assets acquired under finance leases of US$ 2.2 million and US$ 2.0 million for the three months ended March 31, 2019 and 2018, respectively.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$53,147	$48,708
Related party accounts payable	280	292
Programming liabilities	20,396	16,072
Related party programming liabilities	12,959	12,171
Duties and other taxes payable	11,156	9,014
Accrued staff costs	11,758	17,425
Accrued interest payable	2,248	2,456
Related party accrued interest payable (including Guarantee Fees)	5,759	1,749
Income taxes payable	8,038	10,415
Other accrued liabilities	1,481	2,166
Total accounts payable and accrued liabilities	$127,222	$120,468
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Current:
Deferred revenue	$33,319	$9,906
Legal provisions	687	1,978
Operating lease liability (Note 11)	3,443	—
Other	1,004	1,795
Total other current liabilities	$38,453	$13,679

	March 31, 2019	December 31, 2018
Non-current:
Deferred tax	$22,344	$22,545
Derivative instruments	12,557	9,817
Operating lease liability (Note 11)	8,828	—
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Other	4,332	1,466
Total other non-current liabilities	$81,526	$67,293
During the three months ended March 31, 2019 and 2018, we recognized revenue of US$ 2.8 million and US$ 2.5 million, which we had deferred as at December 31, 2018 and 2017, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.    LEASES
We enter into operating and finance leases for offices, production and related facilities, cars and certain equipment. Our leases have remaining lease terms up to ten years. Certain lease agreements include options to extend for up to three years and include options to terminate within one year.
The components of lease cost for the three months ended March 31, 2019 were as follows:

For the Three Months Ended March 31,
Operating lease cost:
Short-term operating lease cost	$1,684
Long-term operating lease cost	1,150
Total operating lease cost	$2,834

Finance lease cost:
Amortization of right-of-use asset	$1,255
Interest of lease liabilities	107
Total finance lease cost	$1,362
The classification of cash flows related to our leases for the three months ended March 31, 2019 was as follows:

For the Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,321
Operating cash flows from finance leases	109
Financing cash flows from finance leases	1,769

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,564
Finance leases	2,248

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our current and non-current assets and liabilities related to our leasing arrangements comprised the following at March 31, 2019:

March 31, 2019
Operating Leases
Operating lease right-of-use-assets, gross	$13,284
Accumulated amortization	(964)
Operating lease right-of-use-assets, net	$12,320

Other current liabilities	$3,443
Other non-current liabilities	8,828
Total operating lease liabilities	$12,271

Finance Leases
Property, plant and equipment, gross	$30,475
Accumulated depreciation	(11,605)
Property, plant and equipment, net	$18,870

Current portion of long-term debt and other financing arrangements	$5,802
Long-term debt and other financing arrangements	9,811
Total finance lease liabilities	$15,613

Weighted Average Remaining Lease Term	Years
Operating leases	5.3
Finance leases	2.9

Weighted Average Discount Rate	Discount Rate
Operating leases	4.71%
Finance leases	2.09%
Our lease liabilities had the following maturities at March 31, 2019:

	Operating Leases	Finance Leases
2019	$3,270	$4,583
2020	3,060	5,677
2021	2,179	4,215
2022	1,460	1,565
2023	1,322	36
2024 and thereafter	2,732	16
Total undiscounted payments	14,023	16,092
Less: amount representing interest	(1,752)	(479)
Present value of net minimum lease payments	$12,271	$15,613
12.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
Each instrument is fully designated as a cash flow hedge, including amounts that were previously de-designated. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at March 31, 2019
November 10, 2015	3	EUR	150,335	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(317)
April 26, 2018	3	EUR	150,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(1,368)
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(2,497)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(8,691)
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Loss on interest rate swaps	(36)	(228)
Change in fair value of derivatives	$(36)	$(228)
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at March 31, 2019 and December 31, 2018. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at March 31, 2019 and December 31, 2018, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of March 31, 2019, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2019, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2019 and December 31, 2018.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2019 and December 31, 2018. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2019 and December 31, 2018 (see Note 13, "Convertible Redeemable Preferred Shares"). As of March 31, 2019, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2019 and December 31, 2018. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 253.3 million and 252.9 million shares of Class A common stock outstanding at March 31, 2019 and December 31, 2018, respectively, and no shares of Class B common stock outstanding at March 31, 2019 or December 31, 2018.
As at March 31, 2019, TW Investor owns 64.1% of the outstanding shares of Class A common stock. In connection with the exercise of warrants by Warner Media and TW Investor, each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote the approximately 100.9 million shares of Class A common stock received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a transaction resulting in a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year from that date. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.4% voting interest in the Company.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three months ended March 31, 2019 comprised the following:

	Currency translation adjustment, net	Unrealized (loss) / gain on derivative instruments designated as hedging instruments	TOTAL Accumulated Other Comprehensive Loss
BALANCE December 31, 2018	$(207,668)	$(8,982)	$(216,650)
Other comprehensive loss before reclassifications:
Foreign exchange loss on intercompany loans (1)	(612)	—	(612)
Foreign exchange loss on the Series B Preferred Shares	(5,106)	—	(5,106)
Currency translation adjustment	(10,262)	—	(10,262)
Change in the fair value of hedging instruments	—	(3,702)	(3,702)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value reclassified to interest expense	—	371	371
Net other comprehensive loss	(15,980)	(3,331)	(19,311)
BALANCE March 31, 2019	$(223,648)	$(12,313)	$(235,961)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.
15.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Interest on long-term debt and other financing arrangements	$7,368	$16,209
Amortization of capitalized debt issuance costs	874	1,609
Total interest expense	$8,242	$17,818
We paid cash interest (including Guarantee Fees) of US$ 3.1 million and US$ 4.9 million during the three months ended March 31, 2019 and 2018, respectively.
16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Interest income	$152	$144
Foreign currency exchange (loss) / gain, net	(3,077)	4,390
Change in fair value of derivatives (Note 12)	(36)	(228)
Loss on extinguishment of debt	(151)	(109)
Other income, net	15	11
Total other non-operating (expense) / income, net	$(3,097)	$4,208
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
For the three months ended March 31, 2019 and 2018, we recognized charges for stock-based compensation of US$ 1.0 million and US$ 1.1 million, respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the three months ended March 31, 2019. The summary of stock options outstanding as at March 31, 2019 and December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,011,392	$2.32	6.58	$916
Outstanding at March 31, 2019	2,011,392	2.32	6.33	3,329
Vested and expected to vest	2,011,392	2.32	6.33	3,329
Exercisable at March 31, 2019	1,508,544	$2.32	6.33	$2,497
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At March 31, 2019, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2019 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2019. This amount changes based on the fair value of our Class A common stock. As at March 31, 2019, there was US$ 0.2 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 0.33 years with all options vesting by March 2020.
Restricted Stock Units with Time-Based Vesting
Each RSU represents a right to receive one share of Class A common stock of the Company for each RSU that vests in accordance with a time-based vesting schedule, generally between one to four years from the date of grant. Holders of RSU awards are not entitled to receive cash dividend equivalents prior to the vesting of awards and are not entitled to vote shares underlying awards.
The following table summarizes information about unvested RSUs as at March 31, 2019 and December 31, 2018:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,996,355	$3.68
Granted	977,200	3.55
Vested	(510,903)	3.38
Unvested at March 31, 2019	2,462,652	$3.69
The intrinsic value of unvested RSUs was US$ 9.8 million as at March 31, 2019. Total unrecognized compensation cost related to unvested RSUs as at March 31, 2019 was US$ 7.8 million and is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units with Performance Conditions
Each RSU with performance conditions (“PRSU”) represents a right to receive one share of Class A common stock of the Company for each PRSU that vests in accordance with a performance-based vesting schedule. The performance-based vesting schedule sets forth specified objectives for unlevered free cash flow and OIBDA over defined periods and by defined dates. Holders of PRSU awards are not entitled to receive cash dividend equivalents prior to the vesting of awards and are not entitled to vote shares underlying awards.
On December 4, 2018, the 2018 PRSU Award was granted with unlevered free cash flow and OIBDA targets corresponding to two, three and four-year performance periods ending December 31, 2020, 2021 and 2022, respectively. The maximum achievement under the 2018 PRSU Award is 200% of the shares allotted to the corresponding target. Due to the uncertainty of achieving any of the prescribed targets within the 2018 PRSU Award, we have not recognized any related compensation cost.
The following table summarizes information about unvested PRSUs as at March 31, 2019 and December 31, 2018:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	501,572	$3.19
Granted	—	—
Vested	—	—
Unvested at March 31, 2019	501,572	$3.19
The intrinsic value of unvested PRSUs was US$ 2.0 million as at March 31, 2019.

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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2019	2018
Income from continuing operations	$11,751	$6,756
Net loss attributable to noncontrolling interests	7	178
Less: preferred share accretion paid in kind (Note 13)	—	(2,447)
Less: income allocated to Series B Preferred Shares	(3,482)	(1,838)
Income from continuing operations available to common shareholders, net of noncontrolling interest	8,276	2,649
Income from discontinued operations, net of tax	—	316
Less income allocated to Series B Preferred Shares	—	(129)
Net income attributable to CME Ltd. available to common shareholders — basic	8,276	2,836

Effect of dilutive securities
Dilutive effect of employee stock options, RSUs and Series B Preferred Shares	9	469
Net income attributable to CME Ltd. available to common shareholders — diluted	$8,285	$3,305

Weighted average outstanding shares of common stock — basic (1)	264,199	158,039
Dilutive effect of employee stock options, RSUs and common stock warrants	1,012	83,866
Weighted average outstanding shares of common stock — diluted	265,211	241,905

Net income per share:
Continuing operations — basic	$0.03	$0.02
Continuing operations — diluted	0.03	0.01
Discontinued operations — basic	—	0.00
Discontinued operations — diluted	—	0.00
Attributable to CME Ltd. — basic	0.03	0.02
Attributable to CME Ltd. — diluted	$0.03	$0.01

(1)
For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Series A Preferred Share are included in the weighted average outstanding shares of common stock - basic, because the rights of the Series A Preferred Share are considered substantially similar to that of our Class A common stock.

Weighted-average equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive but may be dilutive in future periods:

	For the Three Months Ended March 31,
	2019	2018
RSUs	1,064	903
Total	1,064	903
19.    SEGMENT DATA
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three months ended March 31, 2019 and 2018 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at March 31, 2019 and December 31, 2018 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2019	2018
Bulgaria	$19,293	$19,433
Czech Republic	50,316	51,534
Romania	38,810	45,961
Slovak Republic	21,332	22,953
Slovenia	17,850	17,530
Intersegment revenues (1)	(1,042)	(702)
Total net revenues	$146,559	$156,709

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended March 31,
	2019	2018
Bulgaria	$6,121	$2,981
Czech Republic	14,947	15,370
Romania	17,533	18,893
Slovak Republic	1,729	1,103
Slovenia	4,931	4,653
Elimination	48	16
Total operating segments	45,309	43,016
Corporate	(7,252)	(7,692)
Total OIBDA	38,057	35,324
Depreciation of property, plant and equipment	(8,226)	(8,387)
Amortization of broadcast licenses and other intangibles	(2,194)	(2,356)
Operating income	27,637	24,581
Interest expense (Note 15)	(8,242)	(17,818)
Other non-operating (expense) / income, net (Note 16)	(3,097)	4,208
Income before tax	$16,298	$10,971

Total assets: (1)	March 31, 2019	December 31, 2018
Bulgaria	$141,175	$142,165
Czech Republic	740,905	771,286
Romania	272,740	297,937
Slovak Republic	144,972	146,252
Slovenia	86,391	89,440
Total operating segments	1,386,183	1,447,080
Corporate	59,486	41,281
Total assets	$1,445,669	$1,488,361

(1)	Segment assets exclude any intercompany balances.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Capital expenditures:	For the Three Months Ended March 31,
	2019	2018
Bulgaria	$774	$451
Czech Republic	1,687	2,507
Romania	417	576
Slovak Republic	202	411
Slovenia	1,219	1,271
Total operating segments	4,299	5,216
Corporate	66	153
Total capital expenditures	$4,365	$5,369

Long-lived assets: (1)	March 31, 2019	December 31, 2018
Bulgaria	$10,838	$10,627
Czech Republic	37,292	39,314
Romania	30,116	33,368
Slovak Republic	15,469	16,376
Slovenia	14,919	15,955
Total operating segments	108,634	115,640
Corporate	1,713	1,964
Total long-lived assets	$110,347	$117,604

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following for the three months ended March 31, 2019 and 2018:

Consolidated revenue by type:	For the Three Months Ended March 31,
	2019	2018
Television advertising	$111,047	$123,306
Carriage fees and subscriptions	29,550	28,564
Other	5,962	4,839
Total net revenues	$146,559	$156,709
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.
20.    COMMITMENTS AND CONTINGENCIES
Commitments
a) Programming Rights Agreements and Other Commitments
At March 31, 2019, we had total commitments of US$ 76.2 million (December 31, 2018: US$ 62.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments
2019	$18,764	$9,121
2020	22,197	8,083
2021	19,464	2,686
2022	11,527	2,767
2023	3,498	3,054
2024 and thereafter	745	—
Total	$76,195	$25,711

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Contingencies
Litigation
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations, including the proceeding described below. We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or condensed consolidated financial statements.
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
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case as well in respect of the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the "Second PN Case") and one of the promissory notes having a face value of approximately EUR 26.2 million (the "Third PN Case").
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
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice and initiated a pre-trial investigation. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who allegedly received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to pursue the claim, which the plaintiff appealed.
On December 14, 2018, the appellate court suspended proceedings in respect of the First PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
On December 21, 2018, the appellate court reversed the decision of the court of first instance to terminate the Second PN Case and directed the case be tried on the merits. No hearings have been held or scheduled in respect of this claim subsequent to that decision. In addition there have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
On March 19, 2019, following the conclusion of the pre-trial investigation, the Special Prosecutor’s Office formally indicted Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. The special criminal court overseeing these criminal proceedings has not yet scheduled any hearings.
Markiza is seeking to have the civil proceedings in respect of all of these claims either suspended until the conclusion of the criminal proceedings or dismissed.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.4% voting interest in CME Ltd. (see Note 14, "Equity") as at March 31, 2019, as material related party transactions.
AT&T

	For the Three Months Ended March 31,
	2019	2018
Cost of revenues	$4,976	$6,002
Interest expense	4,754	12,516

	March 31, 2019	December 31, 2018
Programming liabilities	$12,959	$12,171
Other accounts payable and accrued liabilities	280	292
Accrued interest payable (1)	5,759	1,749
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees for which we had previously made an election to pay in kind.

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

•	"Euro Loans" refers collectively to the 2021 Euro Loan and 2023 Euro Loan;

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

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"CME NV" refers to Central European Media Enterprises N.V., our 100% owned subsidiary;

•	"AT&T" refers to AT&T, Inc.

•	"Warner Media" refers to Warner Media, LLC. (formerly Time Warner, Inc.), a wholly owned subsidiary of AT&T; and

•	"TW Investor" refers to Time Warner Media Holdings B.V., a wholly owned subsidiary of Warner Media.
The exchange rates used in this report are as at March 31, 2019, unless otherwise indicated.
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
I.     Forward-looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 22E of the Securities Exchange Act of 1934 (the "Exchange Act"), including those relating to our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe", "anticipate", "trend", "expect", "plan", "estimate", "forecast", "should", "intend" and similar expressions of a future or forward-looking nature identify forward-looking statements for purposes of the U.S. federal securities laws or otherwise. In particular, information appearing under the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward looking-statements. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions; the impact of ending the quantitative easing program implemented by the European Central Bank; the economic, political and monetary impacts of Brexit in our markets; the outcome of our strategic review and its impact on our business; the impact of changes in local tax legislation and the timing of public holidays on advertising spending; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations.
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

Index

II.    Overview
Central European Media Enterprises Ltd. ("CME Ltd.") is a media and entertainment company operating mainly in five countries in Central and Eastern Europe. We manage our business on a geographical basis, with five operating segments: Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments. These operating segments reflect how CME Ltd.’s operating performance is evaluated by our chief operating decision makers, who we have identified as our co-Chief Executive Officers, how our operations are managed by segment managers, and the structure of our internal financial reporting.
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
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2019 and 2018.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Net revenues	$146,559	$156,709	(6.5)%	1.6%
Operating income	27,637	24,581	12.4%	23.2%
Operating margin	18.9%	15.7%	3.2 p.p.	3.3 p.p.
OIBDA	$38,057	$35,324	7.7%	17.7%
OIBDA margin	26.0%	22.5%	3.5 p.p.	3.6 p.p.
Our consolidated net revenues decreased at actual rates. Excluding the effect of foreign exchange, net revenues increased at constant rates in the three months ended March 31, 2019 compared to the corresponding period in 2018, as increases in carriage fees and subscription revenues, along with higher digital advertising revenues, more than offset a decline in television advertising revenues. Television advertising spending overall in the markets of the countries in which we operate decreased an estimated 4% at constant rates in the first quarter of 2019 compared to 2018, and our television advertising revenues decreased 10% at actual rates and 2% at constant rates during the same period. The decline reflected lower spending in Romania by advertisers directly impacted by new incremental taxes imposed in the first quarter of 2019 on certain sectors of the economy, including telecommunications and banking. It also resulted from lower spending across our markets due to the timing of Easter, which was later in 2019 than it was in 2018. The resulting phasing is expected to improve results in the second quarter; and with the additional spending around Easter, we estimate our television advertising revenues have increased at constant rates in the first four months of 2019 compared to the same period in 2018. In Romania, there may be an ongoing impact on the level of demand from advertisers in the sectors affected by the new taxes implemented in the first quarter. Based on the level of spending commitments for 2019, we believe this will be largely offset by additional spending from other clients. Carriage fees and subscription revenues increased 4% at actual rates and 12% at constant rates as the subscriber base continued to grow and average prices increased.

Index

Costs charged in arriving at OIBDA in the first quarter decreased 11% at actual rates and 3% at constant rates. Content costs decreased 3% at constant rates, mainly due to savings from fewer sport rights, as well as the utilization of more cost effective foreign acquired programming. There were also cost savings from lower bad debt charges, professional fees, and staff and transmission costs in certain countries.
We launched the spring season in all countries during the first quarter, and the main channel in four countries increased year-to-date audience share in both prime time and all day. Our focus remains on efficient spending for programming for the most popular television schedules in each country. The resulting reach for advertisers provides the resources necessary to continue investing in high quality local content.
Since we continue to focus on controlling costs, our OIBDA margin in the three months ended March 31, 2019 increased compared to the same period in 2018. This dynamic also drove an increase in operating income, with a similar improvement in operating margin. We expect revenues to grow at a faster pace than costs in 2019 and for the next few years, leading to continued OIBDA margin expansion year on year, although trends may vary from quarter to quarter.
Improving Capital Structure
On January 31, 2019, we used cash generated by the business and paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan. Following these repayments, there is EUR 150.3 million outstanding on our nearest debt maturity in November 2021.
The lower balance of gross debt, together with significant cash generated during the quarter and improved financial results, reduced our net leverage ratio to 3.0x at the end of the quarter, down from 3.5x at the start of the year.
Review of Strategic Alternatives
On March 25, 2019, we announced that our Board of Directors had commenced a process to explore and evaluate potential strategic alternatives focused on maximizing shareholder value. These alternatives may include, among other things, the sale of part or all of the Company, a merger with another strategic partner, a recapitalization, or continuing to execute on our long-term business plan (see Part II, Item 1A, Risk Factors).
Free Cash Flow and Unlevered Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018	Movement
Net cash generated from continuing operating activities	$96,009	$71,495	34.3%
Capital expenditures, net	(4,359)	(5,353)	(18.6)%
Free cash flow	91,650	66,142	38.6%
Cash paid for interest (including Guarantee Fees)	3,093	4,883	(36.7)%
Unlevered free cash flow	$94,743	$71,025	33.4%

(US$ 000's)	March 31, 2019	December 31, 2018	Movement
Cash and cash equivalents	$80,032	$62,031	29.0%
Unlevered free cash flow increased during the three months ended March 31, 2019 compared to the same period in 2018, mainly reflecting higher collections of cash from receivables generated during the significant improvement in fourth quarter performance in 2018 compared to the respective period in the prior year, as well as a benefit from the timing of cash payments for programming that was broadcast in the first quarter in 2019. This was partially offset by higher cash paid for income taxes. Net cash generated from continuing operating activities also benefited from lower cash paid for interest. Capital expenditures decreased due mainly to higher finance leasing.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.4%	3.8%	(0.3)%
Czech Republic	2.7%	2.9%	0.4%
Romania*	3.9%	5.5%	(11.7)%
Slovak Republic	4.0%	3.4%	(2.9)%
Slovenia	3.8%	1.4%	(0.7)%
Total CME Ltd. Markets	3.5%	3.7%	(3.6)%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, in the first three months of 2019 we estimate that GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe, a trend that has been ongoing for more than four years. These growth rates are slightly lower than the same period in 2018, as exports have decreased slightly, which is reported to be connected to softness in the German economy, and uncertainty around the final terms under which the UK will exit the EU. However, domestic private consumption remains robust, supported by historically low unemployment and higher average wages, and analysts forecast this level of overall growth will be sustained for the duration of 2019.
We estimate that the TV advertising markets in the countries in which we operate declined overall by 4% on average at constant rates in the three months ended March 31, 2019 compared to the same period in 2018. The significant market contraction in Romania reflected lower spending by advertisers directly impacted by new incremental taxes imposed in the first quarter of 2019 on certain sectors of the economy, including telecommunications and banking. The timing of Easter also contributed to fewer gross ratings points ("GRPs") being sold in the first quarter. The market in the Slovak Republic also declined, mainly due to lower year-on-year spending in March from the timing of Easter, however the decline from selling fewer GRPs in the quarter was mostly offset by higher average prices. The remaining markets were broadly flat in the first quarter, and overall trends related to spending in Bulgaria were consistent with the same period in 2018. In the Czech Republic, higher average prices more than offset selling fewer GRPs compared to last year, from both the timing of Easter and more spending around the Olympics in the first three months of 2018. In Slovenia there were fewer advertisements placed related to the timing of Easter, which was offset by higher spending from smaller advertisers, so fewer GRPs were sold but average prices increased.
With additional spending around Easter, we estimate our television advertising revenues rebounded in April 2019 across our segments resulting in growth overall at constant rates in the first four months of 2019 compared to the same period in 2018. We expect that trend to continue for the remainder of 2019, supported by a forecast of strong growth in real private consumption for the year. In Romania, there may be an ongoing impact on the level of demand from advertisers in the sectors affected by the new taxes implemented in the first quarter. Based on the level of spending commitments for 2019, we believe this will be largely offset by additional spending from other clients.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Bulgaria	$19,293	$19,433	(0.7)%	6.9%
Czech Republic	50,316	51,534	(2.4)%	6.4%
Romania	38,810	45,961	(15.6)%	(7.5)%
Slovak Republic	21,332	22,953	(7.1)%	0.1%
Slovenia	17,850	17,530	1.8%	9.6%
Intersegment revenues	(1,042)	(702)	NM (1)	NM (1)
Total net revenues	$146,559	$156,709	(6.5)%	1.6%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Bulgaria	$6,121	$2,981	105.3%	121.2%
Czech Republic	14,947	15,370	(2.8)%	6.1%
Romania	17,533	18,893	(7.2)%	1.7%
Slovak Republic	1,729	1,103	56.8%	71.5%
Slovenia	4,931	4,653	6.0%	14.1%
Eliminations	48	16	NM (1)	NM (1)
Total operating segments	45,309	43,016	5.3%	14.9%
Corporate	(7,252)	(7,692)	5.7%	(2.2)%
Consolidated OIBDA	$38,057	$35,324	7.7%	17.7%

(1)	Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Television advertising	$12,590	$13,132	(4.1)%	3.3%
Carriage fees and subscriptions	5,321	5,307	0.3%	7.8%
Other	1,382	994	39.0%	49.4%
Net revenues	19,293	19,433	(0.7)%	6.9%
Costs charged in arriving at OIBDA	13,172	16,452	(19.9)%	(13.8)%
OIBDA	$6,121	$2,981	105.3%	121.2%

OIBDA margin	31.7%	15.3%	16.4 p.p.	16.4 p.p.
We estimate the television advertising market in Bulgaria was broadly flat at constant rates in the three months ended March 31, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the first quarter of 2019 due to higher average prices, reflecting list price increases in the sales policy for 2019, as well as selling more GRPs. Carriage fees and subscription revenues increased due to price inflation in existing contracts and growth in the number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased, primarily due to lower content costs. This included reduced sports rights, as we broadcast fewer UEFA Champions League matches, and no longer broadcast matches from the Italian Serie A League. We also replaced our locally produced telenovela broadcast in 2018 with a more cost effective foreign fiction title acquired from the region.

Czech Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Television advertising	$43,164	$45,394	(4.9)%	3.6%
Carriage fees and subscriptions	4,268	3,920	8.9%	18.6%
Other	2,884	2,220	29.9%	41.7%
Net revenues	50,316	51,534	(2.4)%	6.4%
Costs charged in arriving at OIBDA	35,369	36,164	(2.2)%	6.5%
OIBDA	$14,947	$15,370	(2.8)%	6.1%

OIBDA margin	29.7%	29.8%	(0.1) p.p.	(0.1) p.p.
We estimate the television advertising market in the Czech Republic was broadly flat at constant rates in the three months ended March 31, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the first quarter due to higher average prices, reflecting list price increases in the sales policy for 2019. This was partially offset by selling fewer GRPs due in part to the timing of Easter compared to last year, and because in previous years advertisers had been shifting more spending into the traditionally slower period for advertising, which included spending around the Olympics in 2018. The later timing of Easter in 2019 is expected to improve growth in television advertising revenues in this segment in the second quarter. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the number of subscribers as well as price inflation in existing contracts.
Costs charged in arriving at OIBDA increased at constant rates in the quarter due to marketing activities to celebrate the 25th anniversary of TV Nova broadcasting in the Czech Republic. There was also an increase in staff costs related to personnel changes to support our digital initiatives.

Index

Romania

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Television advertising	$26,550	$33,430	(20.6)%	(13.0)%
Carriage fees and subscriptions	11,277	11,827	(4.7)%	4.1%
Other	983	704	39.6%	52.2%
Net revenues	38,810	45,961	(15.6)%	(7.5)%
Costs charged in arriving at OIBDA	21,277	27,068	(21.4)%	(14.0)%
OIBDA	$17,533	$18,893	(7.2)%	1.7%

OIBDA margin	45.2%	41.1%	4.1 p.p.	4.1 p.p.
The television advertising market in Romania declined an estimated 12% at constant rates in the three months ended March 31, 2019 compared to the same period in 2018.
Our television advertising revenues declined at constant rates in the first quarter due to lower spending by advertisers directly impacted by new incremental taxes imposed in the first quarter of 2019 on certain sectors of the economy, including telecommunications and banking. In the first three months of 2019, spending from clients in the affected sectors was roughly half the levels seen in the same period of 2018. The timing of Easter also contributed to selling fewer GRPs and lower average prices. The later timing of Easter in 2019 is expected to improve television advertising revenues in this segment in the second quarter. There may be an ongoing impact on the level of demand from advertisers in the sectors affected by the new taxes implemented in the first quarter. Based on the level of spending commitments for 2019, we believe this will be largely offset by additional spending from other clients. Carriage fees and subscription revenues increased on a constant currency basis during the quarter primarily due to an increase in the average number of subscribers.
We reduced content costs by 5% at constant rates, primarily from broadcasting more cost effective foreign acquired content and fewer sport rights, as we no longer broadcast UEFA Champions League matches. This was partially offset by additional episodes of certain local titles when compared to the schedule in 2018. Costs charged in arriving at OIBDA also decreased due to a reversal of a legal provision as well as lower bad debt charges resulting from related VAT recoverable due to a change in local legislation.

Slovak Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Television advertising	$17,933	$19,840	(9.6)%	(2.6)%
Carriage fees and subscriptions	2,272	2,243	1.3%	8.9%
Other	1,127	870	29.5%	39.3%
Net revenues	21,332	22,953	(7.1)%	0.1%
Costs charged in arriving at OIBDA	19,603	21,850	(10.3)%	(3.5)%
OIBDA	$1,729	$1,103	56.8%	71.5%

OIBDA margin	8.1%	4.8%	3.3 p.p.	3.4 p.p.
The television advertising market in the Slovak Republic declined an estimated 3% at constant rates in the three months ended March 31, 2019 compared to the same period in 2018.
Our television advertising revenues decreased on a constant currency basis in the first quarter of 2019 due to less advertising being sold in March, resulting from the later timing of Easter in 2019 compared to last year. The decrease in volumes sold in the quarter was mostly offset by a significant increase in average prices, which reflected both higher prices in the sales policy for 2019 as well as more efficient delivery of inventory this year. The timing of Easter in 2019 is expected to improve growth in television advertising revenues in this segment in the second quarter. Carriage fees and subscriptions revenue increased from higher prices in new contracts.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the quarter due to lower professional fees (see Item 1, Note 20 Commitments and Contingencies), lower personnel costs following the pooling of certain administrative functions with the Czech operations, and lower transmission fees. Content costs were broadly flat, as an increase in foreign content from more expensive movies was mostly offset by lower costs from local content as certain titles started later in the year when compared to the schedule in 2018.

Index

Slovenia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Television advertising	$10,810	$11,510	(6.1)%	1.1%
Carriage fees and subscriptions	6,412	5,267	21.7%	31.0%
Other	628	753	(16.6)%	(10.3)%
Net revenues	17,850	17,530	1.8%	9.6%
Costs charged in arriving at OIBDA	12,919	12,877	0.3%	8.0%
OIBDA	$4,931	$4,653	6.0%	14.1%

OIBDA margin	27.6%	26.5%	1.1 p.p.	1.1 p.p.
The television advertising market in Slovenia declined an estimated 1% at constant rates in the three months ended March 31, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the quarter as spending from new smaller clients more than offset lower levels of advertising from larger multinationals that had spent more around the Olympics in 2018, as well as a reduction in ads placed related to the timing of Easter in 2019. This resulted in higher average prices that more than offset selling fewer GRPs. Carriage fees and subscription revenues increased due to price inflation in existing agreements, as well as growth in subscribers.
On a constant currency basis, costs charged in arriving at OIBDA increased in the first quarter due to higher content costs, as the spring season started earlier than in 2018 and more attractive foreign acquired titles were broadcast this year compared to last year.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Revenue:
Television advertising	$111,047	$123,306	(9.9)%	(2.1)%
Carriage fees and subscriptions	29,550	28,564	3.5%	12.2%
Other revenue	5,962	4,839	23.2%	33.3%
Net Revenues	146,559	156,709	(6.5)%	1.6%
Operating expenses:
Content costs	70,360	78,460	(10.3)%	(2.7)%
Other operating costs	13,248	14,467	(8.4)%	(0.7)%
Depreciation of property, plant and equipment	8,226	8,387	(1.9)%	6.3%
Amortization of broadcast licenses and other intangibles	2,194	2,356	(6.9)%	1.3%
Cost of revenues	94,028	103,670	(9.3)%	(1.6)%
Selling, general and administrative expenses	24,894	28,458	(12.5)%	(5.1)%
Operating income	$27,637	$24,581	12.4%	23.2%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets declined on average by 4% at constant rates in the three months ended March 31, 2019 as compared to the same period in 2018, negatively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three months ended March 31, 2019 grew approximately 12% at constant rates as compared to the same periods in 2018 primarily due to new contracts with higher prices and an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three months ended March 31, 2019 as compared to the same periods in 2018 primarily due to higher online revenues in the Czech Republic and Romania.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) decreased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to fewer sporting events and the use of more cost effective programming in Bulgaria and Romania, which was partially offset by the earlier start to local production and higher quality foreign fiction in Slovenia.
Other operating costs: On a constant currency basis, other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) remained consistent during the three months ended March 31, 2019 compared to the same period in 2018.
Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased at constant rates during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to depreciation of machinery and equipment in Romania that was placed in service during 2018.
Amortization of broadcast licenses and other intangibles: At constant rates, total amortization of broadcast licenses and other intangibles for the three months ended March 31, 2019 increased when compared to the same period in 2018 primarily due to software investments in Bulgaria in 2019.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to the revision of a legal accrual as well as changes in local VAT legislation in Romania which were partially offset by costs incurred for the 25th anniversary event in the Czech Republic.
Non-cash stock-based compensation charges for the three months ended March 31, 2019 and 2018 were US$ 1.0 million and US$ $1.1 million, respectively. See Item 1, Note 17, "Stock-based Compensation".
Operating income: Operating income during the three months ended March 31, 2019 increased compared to the same period in 2018 primarily due to increases in carriage fee revenues and the reduction in content costs.
Our operating margin, which is determined as operating income divided by net revenues, was 18.9% and 15.7% for the three months ended March 31, 2019 and 2018, respectively.

Index

Other income / (expense):

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018	% Act
Interest expense	$(8,242)	$(17,818)	53.7%
Other non-operating income / (expense):
Interest income	152	144	5.6%
Foreign currency exchange (loss) / gain, net	(3,077)	4,390	(170.1)%
Change in fair value of derivatives	(36)	(228)	84.2%
Loss on extinguishment of debt	(151)	(109)	(38.5)%
Other income, net	15	11	36.4%
Provision for income taxes	(4,547)	(4,215)	(7.9)%
Income from discontinued operations, net of tax	—	316	NM (1)
Net loss attributable to noncontrolling interests	7	178	(96.1)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three months ended March 31, 2019 decreased compared to the same periods in 2018. This reflects the repricing of our Guarantee Fees in April 2018, the repayment of outstanding amounts of the 2019 Euro Loan, the partial repayment of the 2021 Euro Loan as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
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

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018
Revaluation of intercompany loans	$(180)	$269
Transaction (losses) / gains on long-term debt and other financing arrangements	(727)	2,020
Transactional (losses) / gains on evaluation of monetary assets and liabilities	(2,170)	2,101
Transaction (losses) / gains	$(3,077)	$4,390
Change in fair value of derivatives: During the three months ended March 31, 2019, and 2018 we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Loss on extinguishment of debt: During the three months ended March 31, 2019, we recognized losses on extinguishment of debt related to our partial repayment of the 2021 Euro Loan.
Other income, net: Our other income / expense, net during the three months ended March 31, 2019 and 2018 was not material.
Provision for income taxes: The provision for income taxes for the three months ended March 31, 2019 reflects income tax charges on profits in Bulgaria, the Czech Republic, Romania and Slovenia and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three months ended March 31, 2018 reflects income tax charges on profits in the Czech Republic, Romania and Slovenia and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic, 19% in Slovenia and 21% in the Slovak Republic.
Income from discontinued operations, net of tax: Income from discontinued operations, net of tax for the three months ended March 31, 2018 is the operating result of the Croatia operations which were sold on July 31, 2018.
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 relate to the noncontrolling interest share of our Bulgaria operations.

Index

Other comprehensive (loss) / income:

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018	% Act
Currency translation adjustment, net	$(15,843)	$11,785	(234.4)%
Unrealized (loss) / gain on derivative instruments	(3,331)	191	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive (loss) / income due to currency translation adjustment, net comprised the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018	% Act
Foreign exchange (loss) / gain on intercompany transactions	$(612)	$1,531	NM (1)
Foreign exchange (loss) / gain on the Series B Preferred Shares	(5,106)	7,151	NM (1)
Currency translation adjustment	(10,125)	3,103	NM (1)
Currency translation adjustment, net	$(15,843)	$11,785	NM (1)

(1)	Number is not meaningful.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2019 and March 31, 2018.
Percent Change During the Three Months Ended March 31, 2019

Index

Percent Change During the Three Months Ended March 31, 2018
Unrealized (loss) / gain on derivative instruments: The unrealized (loss) / gain on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive (loss) / income. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Condensed consolidated balance sheets as at March 31, 2019 and December 31, 2018:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2019	December 31, 2018	% Act	% Lfl
Current assets	$343,130	$374,093	(8.3)%	(5.8)%
Non-current assets	1,102,539	1,114,268	(1.1)%	1.4%
Current liabilities	171,477	139,692	22.8%	25.9%
Non-current liabilities	782,220	849,978	(8.0)%	(6.2)%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	222,171	229,020	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	431	301	43.2%	(1.6)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2018, excluding the impact of foreign currency translation.
Current assets: Current assets at March 31, 2019 decreased from December 31, 2018 primarily due to a reduction in accounts receivable caused by seasonality and other market trends of our business which was partially offset by customer prepayments on their 2019 advertising campaigns.
Non-current assets: Non-current assets at March 31, 2019 increased at constant rates from December 31, 2018 primarily due to the inclusion of operating lease right-of-use assets as a result of adopting new accounting guidance as well as investments in program rights.
Current liabilities: Current liabilities at March 31, 2019 increased from December 31, 2018 primarily due to increases in programming and production-related payables and accrued guarantee fees.
Non-current liabilities: Non-current liabilities at March 31, 2019 decreased from December 31, 2018 primarily due to the repayment of amounts outstanding on the 2021 Euro Loan. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at March 31, 2019 and December 31, 2018 represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The decrease in shareholders' equity primarily reflects the net income attributable to CME Ltd. during the three months ended March 31, 2019 which was more than offset by the impact of currency translation adjustments in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 18.0 million during the three months ended March 31, 2019. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2019	2018
Net cash generated from continuing operating activities	$96,009	$71,495
Net cash used in continuing investing activities	(4,359)	(5,353)
Net cash used in continuing financing activities	(71,736)	(60,526)
Net cash provided by discontinued operations	—	9,554
Impact of exchange rate fluctuations on cash and cash equivalents	(1,913)	2,515
Net increase in cash and cash equivalents	$18,001	$17,685
Operating Activities
Net cash generated from continuing operations increased during the three months ended March 31, 2019 when compared to the same period in 2018. We saw an increase in cash collections from improved operating performance and lower payments for programming. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 3.1 million during the three months ended March 31, 2019 compared to US$ 4.9 million during the three months ended March 31, 2018.
Investing Activities
Net cash used in continuing investing activities for the three months ended March 31, 2019 and 2018 primarily reflects asset additions in the Czech Republic and Slovenia.
Financing Activities
Net cash used in continuing financing activities during the three months ended March 31, 2019 primarily reflects principal repayments made on our obligations under the 2021 Euro Loan. Cash used in continuing financing activities during the three months ended March 31, 2018 primarily reflected principal repayments made on our then outstanding obligation under the 2019 Euro Loan.
Discontinued Operations
The net cash provided by discontinued operations during the three months ended March 31, 2018 reflects the result of our Croatia operations which were sold on July 31, 2018.

Index

IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at March 31, 2019, we also had available the aggregate principal amount of US$ 75.0 million under the 2023 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2019 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$695,599	$—	$168,902	$526,697	$—
Long-term debt – interest	142,015	27,340	53,142	61,533	—
Unconditional purchase obligations	76,195	24,231	39,670	11,582	712
Operating lease obligations	14,023	3,930	4,947	2,620	2,526
Finance lease obligations	16,092	6,072	8,940	1,070	10
Other long-term obligations	25,711	12,177	8,404	5,130	—
Total contractual obligations	$969,635	$73,750	$284,005	$608,632	$3,248
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at March 31, 2019.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2019, we had commitments in respect of future programming of US$ 76.2 million. This includes contracts signed with license periods starting after March 31, 2019.
Operating and Finance Leases
For more information on our operating and finance lease commitments, see Item 1, Note 11, "Leases".
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
IV (d)    Cash Outlook
For the three months ending March 31, 2019, net cash generated from continuing operations and unlevered free cash flow were US$ 96.0 million and US$ 94.7 million compared to US$ 71.5 million and US$ 71.0 million for the three months ended March 31, 2018 (See Section II, Overview). As at March 31, 2019, we had US$ 80.0 million in cash and cash equivalents.
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
As at March 31, 2019, the weighted average all-in rate (comprising interest and Guarantee Fees) applicable to the Euro Loans was approximately 3.6%, all of which is payable in cash. As at March 31, 2019, our net leverage ratio improved to 3.0x from 3.5x at December 31, 2018.

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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, we may decide to enter into pay-Euro receive-dollar forward foreign exchange contracts. We entered no such agreements during the period ending March 31, 2019.
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
IV (e)    Off-Balance Sheet Arrangements
None.
V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 6, 2019. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates, we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, leases, income taxes, foreign exchange, determination of the fair value of financial instruments, contingencies and discontinued operations. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of accounting standards adopted in the period, and recently issued accounting standards not yet adopted.

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
March 31, 2019:

Expected Maturity Dates	2019	2020	2021		2022	2023		Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	150,335		—	468,800		—
Average interest rate (1)	—	—	1.28%		—	1.28%		—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	150,335	—	619,135	(2)	—	468,800	(3)	—
Average pay rate	0.31%	—	0.32%		—	0.97%		—
Average receive rate	—%	—	—%		—	—%		—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.75% per annum as of March 31, 2019.

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

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.75% per annum as of December 31, 2018.

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At March 31, 2019, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
General
Litigation
We are from time to time party to legal proceedings, arbitrations and regulatory proceedings arising in the normal course of our business operations, including the proceeding described below. We evaluate, on a quarterly basis, developments in such matters and provide accruals for such matters, as appropriate. In making such decisions, we consider the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of a loss. An unfavorable outcome in any such proceedings, if material, could have an adverse effect on our business or condensed consolidated financial statements.
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
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case as well in respect of the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the "Second PN Case") and one of the promissory notes having a face value of approximately EUR 26.2 million (the "Third PN Case").
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
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice and initiated a pre-trial investigation. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who allegedly received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
On October 12, 2018, the court of first instance terminated proceedings in respect of the Second PN Case because the plaintiff failed to pursue the claim, which the plaintiff appealed.
On December 14, 2018, the appellate court suspended proceedings in respect of the First PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
On December 21, 2018, the appellate court reversed the decision of the court of first instance to terminate the Second PN Case and directed the case be tried on the merits. No hearings have been held or scheduled in respect of this claim subsequent to that decision. In addition, there have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings.
On March 19, 2019, following the conclusion of the pre-trial investigation, the Special Prosecutor’s Office formally indicted Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. The special criminal court overseeing these criminal proceedings has not yet scheduled any hearings.
Markiza is seeking to have the civil proceedings in respect of all of these claims either suspended until the conclusion of the criminal proceedings or dismissed.
In the event any of the civil proceedings are not suspended or dismissed, Markiza will continue to vigorously defend the claims.

Index

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
The impact of ending the quantitative easing program implemented by the European Central Bank ("ECB") and the impact on the region of the United Kingdom’s exit from the European Union ("EU") may adversely affect our financial position and results of operations.
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
At present, the period during which the United Kingdom is to finalize the terms and process for leaving the EU, commonly referred to as "Brexit", will expire on October 31, 2019 although Brexit may occur as early as June 1 in certain circumstances. There is significant uncertainty regarding the specific timing and the terms on which the United Kingdom will leave the EU, and it is expected that economic conditions in the EU will be impacted by Brexit. Given the ongoing uncertainty over the final terms of Brexit, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operation and cash flows.
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
We have significant debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if cash flows from operations do not meet our forecasts, we would not be able to reduce our indebtedness as planned and would continue to bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements. We may have a proportionally higher level of debt and debt service obligations than our competitors, which may put us at a competitive disadvantage by limiting our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part I, Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
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
Moody’s Investors Service rates our corporate credit as B1 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on the strong financial support from Warner Media historically. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
We are required to comply with a wide variety of laws and other regulatory obligations in the jurisdictions in which we operate and compliance by our businesses is subject to scrutiny by regulators and other government authorities in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws (including the Economic Substance Act in Bermuda which will come into force in July 2019), employment laws, data protection requirements including the EU General Data Protection Regulation, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We believe we have implemented appropriate risk management and compliance policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. A failure or alleged failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings being initiated against us and fines or other penalties being levied against us.
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.8%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than any transaction resulting in a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. In addition to the Warrant Shares, AT&T beneficially owns 61,407,775 shares of Class A common stock and one share of the Series A Preferred Stock, which is entitled to one vote for each of the 11,211,449 shares of Class A common stock underlying it. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.

Index

We are also party to an amended investor rights agreement with Warner Media and the other parties thereto under which, among other things, Warner Media was granted a contractual preemptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publically held shares. Warner Media is also our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility (when drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Warner Media may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of AT&T as our largest beneficial owner could be in conflict with the interests of minority shareholders
We are subject to risk and uncertainties related to our review of strategic alternatives that may adversely affect our business
On March 25, 2019, we announced that our Board of Directors, working with the Company's management team and its legal and financial advisors, commenced a process to explore and evaluate potential strategic alternatives for the Company focused on maximizing shareholder value. Our Board has formed a committee of independent directors to lead this process. The potential alternatives may include, among others, the sale of part or all of the Company, a merger with another strategic partner, a recapitalization or the Company's continuing to execute on the long-term business plan.
The process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of fees and expenses and will likely result in the incurrence of significant fees and expenses if we determine to move forward with any of the strategic alternatives. In addition, our exploration of strategic alternatives may expose our business to other risks and uncertainties, including the diversion of management and employee attention and time; difficulty in recruiting, hiring, and retaining necessary personnel; and disruption to our relationships with clients and suppliers as well as to other commercial and strategic relationships. Furthermore, speculation regarding any developments related to the review of strategic alternatives and or uncertainty regarding the outcome could cause our share price to fluctuate significantly. There is no timeline for the completion of the strategic review and we do not intend to provide updates or further information on developments related to the strategic review unless we determine that additional disclosure is necessary or appropriate. There can be no assurance that our exploration of strategic alternatives will result in the Company determining to proceed with any transaction and it is not possible to predict the impact of the conclusion of the strategic review on our business or share price. If we are unable to effectively mitigate the risks related to the strategic review, it may disrupt our business and adversely impact our financial results, results of operations and cash flows.
The price of our Class A common stock may be volatile.
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described in the Risk Factor above ”We are subject to risk and uncertainties related to our review of strategic alternatives which may adversely affect our business” and under "Risks Relating to Our Operations" as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially impact the market price of shares of our Class A common stock, regardless of our operating performance.
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

Index

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Description
10.01+	Form of Employee Restricted Stock Unit Award Agreement (time-based vesting).

10.02+	Form of co-Chief Executive Officer Restricted Stock Unit Award Agreement (time-based vesting).

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Central European Media Enterprises Ltd.
Date:	April 30, 2019	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer