Form 10-Q
period 2019-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2019-07-23
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Index

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2019
Class A Common Stock, par value $0.08	253,607,026

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the quarterly period ended June 30, 2019

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$74,639	$62,031
Accounts receivable, net (Note 6)	175,846	193,371
Program rights, net (Note 5)	77,606	77,624
Other current assets (Note 7)	32,872	41,067
Total current assets	360,963	374,093
Non-current assets
Property, plant and equipment, net (Note 8)	110,627	117,604
Program rights, net (Note 5)	164,587	171,871
Goodwill (Note 3)	676,730	676,333
Other intangible assets, net (Note 3)	132,483	136,052
Other non-current assets (Note 7)	23,136	12,408
Total non-current assets	1,107,563	1,114,268
Total assets	$1,468,526	$1,488,361

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$130,671	$120,468
Current portion of long-term debt and other financing arrangements (Note 4)	6,089	5,545
Other current liabilities (Note 10)	32,653	13,679
Total current liabilities	169,413	139,692
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	664,110	782,685
Other non-current liabilities (Note 10)	82,121	67,293
Total non-current liabilities	746,231	849,978
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2018 - 200,000) (Note 13)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2018 – one)	—	—
253,559,298 shares of Class A Common Stock of $0.08 each (December 31, 2018 – 252,853,554)	20,285	20,228
Nil shares of Class B Common Stock of $0.08 each (December 31, 2018 – nil)	—	—
Additional paid-in capital	2,005,215	2,003,518
Accumulated deficit	(1,522,359)	(1,578,076)
Accumulated other comprehensive loss	(220,088)	(216,650)
Total CME Ltd. shareholders’ equity	283,053	229,020
Noncontrolling interests	459	301
Total equity	283,512	229,321
Total liabilities and equity	$1,468,526	$1,488,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$183,599	$181,908	$330,158	$338,617
Operating expenses:
Content costs	70,356	79,967	140,716	158,427
Other operating costs	13,806	14,202	27,054	28,669
Depreciation of property, plant and equipment	8,154	8,561	16,380	16,948
Amortization of broadcast licenses and other intangibles	2,113	2,267	4,307	4,623
Cost of revenues	94,429	104,997	188,457	208,667
Selling, general and administrative expenses	28,708	26,894	53,602	55,352
Operating income	60,462	50,017	88,099	74,598
Interest expense (Note 15)	(7,735)	(12,411)	(15,977)	(30,229)
Other non-operating income / (expense), net (Note 16)	2,237	(6,926)	(860)	(2,718)
Income before tax	54,964	30,680	71,262	41,651
Provision for income taxes	(10,886)	(7,005)	(15,433)	(11,220)
Income from continuing operations	44,078	23,675	55,829	30,431
Income from discontinued operations, net of tax	—	2,350	—	2,666
Net income	44,078	26,025	55,829	33,097
Net (income) / loss attributable to noncontrolling interests	(119)	16	(112)	194
Net income attributable to CME Ltd.	$43,959	$26,041	$55,717	$33,291

Net income	$44,078	$26,025	$55,829	$33,097
Other comprehensive income / (loss)
Currency translation adjustment	17,002	(34,629)	1,159	(22,844)
Unrealized loss on derivative instruments (Note 12)	(1,220)	(3,119)	(4,551)	(2,928)
Total other comprehensive income / (loss)	15,782	(37,748)	(3,392)	(25,772)
Comprehensive income / (loss)	59,860	(11,723)	52,437	7,325
Comprehensive income attributable to noncontrolling interests	(28)	(416)	(158)	(30)
Comprehensive income / (loss) attributable to CME Ltd.	$59,832	$(12,139)	$52,279	$7,295

PER SHARE DATA (Note 18):
Net income per share:
Continuing operations — basic	$0.12	$0.06	$0.15	$0.08
Continuing operations — diluted	0.12	0.06	0.15	0.07
Discontinued operations — basic	—	0.01	—	0.01
Discontinued operations — diluted	—	0.00	—	0.01
Attributable to CME Ltd. — basic	0.12	0.07	0.15	0.09
Attributable to CME Ltd. — diluted	0.12	0.06	0.15	0.08

Weighted average common shares used in computing per share amounts (000’s):
Basic	264,570	235,148	264,385	196,807
Diluted	265,932	258,783	265,628	250,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE March 31, 2019	1	$—	253,279,975	$20,262	—	$—	$2,004,188	$(1,566,318)	$(235,961)	$431	$222,602
Stock-based compensation	—	—	—	—	—	—	1,124	—	—	—	1,124
Share issuance, stock-based compensation	—	—	279,323	23	—	—	(23)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(74)	—	—	—	(74)
Net income	—	—	—	—	—	—	—	43,959	—	119	44,078
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,220)	—	(1,220)
Currency translation adjustment	—	—	—	—	—	—	—	—	17,093	(91)	17,002
BALANCE June 30, 2019	1	$—	253,559,298	$20,285	—	$—	$2,005,215	$(1,522,359)	$(220,088)	$459	$283,512

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE March 31, 2018	1	$—	148,235,428	$11,858	—	$—	$1,905,969	$(1,728,518)	$(175,254)	$(368)	$13,687
Stock-based compensation	—	—	—	—	—	—	1,128	—	—	—	1,128
Exercise of warrants (Note 14)	—	—	103,371,465	8,270	—	—	95,101	—	—	—	103,371
Share issuance, stock-based compensation	—	—	514,114	42	—	—	(42)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(216)	—	—	—	(216)
Preferred dividend paid in kind	—	—	—	—	—	—	(2,330)	—	—	—	(2,330)
Net income / (loss)	—	—	—	—	—	—	—	26,041	—	(16)	26,025
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,119)	—	(3,119)
Currency translation adjustment	—	—	—	—	—	—	—	—	(35,061)	432	(34,629)
BALANCE June 30, 2018	1	$—	252,121,007	$20,170	—	$—	$1,999,610	$(1,702,477)	$(213,434)	$48	$103,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	2,127	—	—	—	2,127
Share issuance, stock-based compensation	—	—	705,744	57	—	—	(57)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(373)	—	—	—	(373)
Net income	—	—	—	—	—	—	—	55,717	—	112	55,829
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(4,551)	—	(4,551)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,113	46	1,159
BALANCE June 30, 2019	1	$—	253,559,298	$20,285	—	$—	$2,005,215	$(1,522,359)	$(220,088)	$459	$283,512

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	2,240	—	—	—	2,240
Exercise of warrants (Note 14)	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock-based compensation	—	—	982,109	79	—	—	(79)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(753)	—	—	—	(753)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	33,291	—	(194)	33,097
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(2,928)	—	(2,928)
Currency translation adjustment	—	—	—	—	—	—	—	—	(23,068)	224	(22,844)
BALANCE June 30, 2018	1	$—	252,121,007	$20,170	—	$—	$1,999,610	$(1,702,477)	$(213,434)	$48	$103,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,829	$33,097
Adjustments to reconcile net income to net cash generated from continuing operating activities:
Income from discontinued operations, net of tax	—	(2,666)
Amortization of program rights	140,716	158,427
Depreciation and other amortization	22,414	24,285
Interest and related Guarantee Fees paid in kind	—	2,934
Loss on extinguishment of debt (Note 16)	235	288
Gain on disposal of fixed assets	(11)	(83)
Deferred income taxes	(46)	(380)
Stock-based compensation (Note 17)	2,127	2,240
Change in fair value of derivatives	36	1,166
Foreign currency exchange loss / (gain), net	(198)	1,344
Changes in assets and liabilities:
Accounts receivable, net	16,551	8,463
Accounts payable and accrued liabilities	1,349	(5,942)
Program rights	(120,040)	(150,033)
Other assets and liabilities	(918)	(2,287)
Accrued interest	(229)	(1,895)
Income taxes payable	4,153	(6,475)
Deferred revenue	18,508	19,369
VAT and other taxes payable	(196)	(2,181)
Net cash generated from continuing operating activities	$140,280	$79,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(8,272)	$(10,181)
Disposal of property, plant and equipment	6	17
Net cash used in continuing investing activities	$(8,266)	$(10,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(113,988)	$(193,557)
Debt transaction costs	—	(1,518)
Settlement of derivative instruments	(1,173)	—
Payment of credit facilities and finance leases	(3,395)	(2,043)
Proceeds from exercise of warrants	—	105,652
Payments of withholding tax on net share settlement of share-based compensation	(373)	(537)
Net cash used in continuing financing activities	$(118,929)	$(92,003)

Net cash provided by discontinued operations - operating activities	—	8,622
Net cash used in discontinued operations - investing activities	—	217

Impact of exchange rate fluctuations on cash and cash equivalents	(477)	(681)
Net increase in cash and cash equivalents	$12,608	$(14,338)
CASH AND CASH EQUIVALENTS, beginning of period	62,031	58,748
CASH AND CASH EQUIVALENTS, end of period	$74,639	$44,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$14,017	$26,630
Cash paid for income taxes, net of refunds	11,348	18,203

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$—	$(4,777)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 19, "Segment Data" for financial information by segment. Our previously held Croatian operations, which were sold on July 31, 2018, are classified as discontinued operations in our condensed consolidated statement of operations for the three and six months ended June 30, 2018.
We are the market-leading broadcasters in each of our five operating countries with a combined portfolio of 30 television channels. Each country develops and produces content for their television channels. We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, and direct-to-home and internet protocol television ("IPTV") operators for carriage of our channels as well as from advertising related to our digital initiatives. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board ("the FASB") issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset ("ROU"), with an available exception for leases with an initial term shorter than twelve months. Adoption of the guidance changes the accounting for our operating leases while the accounting for our finance leases (previously called capital leases) remains substantially unchanged.
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
On transition, we recorded US$ 11.9 million in operating lease liabilities and ROUs while our accounting for finance leases remains substantially unchanged.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2019 and December 31, 2018 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Foreign currency	(178)	2,401	(1,521)	(305)	—	397
Balance, June 30, 2019	28,877	523,826	74,251	49,776	—	676,730
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, June 30, 2019	$173,516	$811,371	$85,279	$49,776	$19,400	$1,139,342
Other intangible assets:
The net book values of our other intangible assets as at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$86,770	$—	$86,770	$87,356	$—	$87,356
Amortized:
Broadcast licenses	211,117	(167,310)	43,807	210,447	(162,936)	47,511
Trademarks	621	(621)	—	631	(631)	—
Customer relationships	55,639	(55,071)	568	56,024	(55,158)	866
Other	3,036	(1,698)	1,338	1,868	(1,549)	319
Total	$357,183	$(224,700)	$132,483	$356,326	$(220,274)	$136,052
Net broadcast licenses consist solely of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through the expiration date of the license in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years. Other intangibles primarily consist of software licenses which are typically amortized on a straight-line basis over three years to five years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2019	December 31, 2018
Long-term debt	$654,672	$772,339
Other credit facilities and finance leases	15,527	15,891
Total long-term debt and other financing arrangements	670,199	788,230
Less: current maturities	(6,089)	(5,545)
Total non-current long-term debt and other financing arrangements	$664,110	$782,685
Overview
Total long-term debt and credit facilities comprised the following at June 30, 2019:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$125,562	$(231)	$125,331
2023 Euro Loan	533,494	(4,153)	529,341
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$659,056	$(4,384)	$654,672

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

On January 31, 2019, and June 14, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) and EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates), respectively, of the outstanding principal balance of the 2021 Euro Loan.
At June 30, 2019, the maturity of our long-term debt and credit facilities was as follows:

2019	$—
2020	—
2021	125,562
2022	—
2023	533,494
2024 and thereafter	—
Total long-term debt and credit facilities	659,056
Debt issuance costs	(4,384)
Carrying amount of long-term debt and credit facilities	$654,672
Long-term Debt
Our long-term debt comprised the following at June 30, 2019 and December 31, 2018:

	Carrying Amount		Fair Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
2021 Euro Loan	$125,331	$240,296	$126,864	$233,058
2023 Euro Loan	529,341	532,043	540,469	502,617
	$654,672	$772,339	$667,333	$735,675
The fair values of the Euro Loans (as defined below) as at June 30, 2019 and December 31, 2018 were determined based on comparable bond yield curves with equivalent credit ratings. This measurement of estimated fair value uses Level 2 inputs as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Euro Loan
As at June 30, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 110.3 million (approximately US$ 125.6 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2019, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2021 Euro Loan matures on November 1, 2021 and may currently be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. From April 26, 2020, the 2021 Euro Loan may be refinanced at our option. The 2021 Euro Loan is a senior unsecured obligation of CME Ltd. and is unconditionally guaranteed by CME Media Enterprises B.V. ("CME BV") and by Warner Media, LLC ("Warner Media") and certain of its subsidiaries.
2023 Euro Loan
As at June 30, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 533.5 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2019, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.75%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
Our consolidated net leverage as at June 30, 2019 and December 31, 2018 was 2.6x and 3.5x, respectively. For the three and six months ended June 30, 2019 and 2018, we recognized US$ 3.6 million and US$ 7.3 million; and US$ 6.5 million and US$ 17.2 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.31%	(1)	1.66%	3.25%
2023 Euro Loan	1.28%		0.28%	(2)	2.19%	3.75%
2023 Revolving Credit Facility (if drawn)	5.82%	(3)	—%		—%	5.82%

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

(3)	Based on the three-month LIBOR of 2.32% as at June 30, 2019.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at June 30, 2019.
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
As at June 30, 2019, the following spreads were applicable:

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Finance Lease Obligations
Other credit facilities and finance lease obligations comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Credit facilities (1) – (4)	$—	$—
Finance leases (Note 11)	15,527	15,891
Total credit facilities and finance leases	15,527	15,891
Less: current maturities	(6,089)	(5,545)
Total non-current credit facilities and finance leases	$9,438	$10,346

(1)
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited.

As at June 30, 2019, we had deposits of US$ 47.8 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2018, we had deposits of US$ 36.8 million in and no drawings on the BMG cash pool.

(2)
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 475.0 million (approximately US$ 21.2 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.

(3)
Under a factoring framework agreement with Factoring KB, a.s., up to CZK 270.0 million (approximately US$ 12.1 million) from certain customers in the Czech Republic may be factored on a non-recourse basis. The facility has a factoring fee of 0.11% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding up to a maximum of 60 days from the due date.

(4)
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.

5.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Program rights:
Acquired program rights, net of amortization	$147,704	$153,761
Less: current portion of acquired program rights	(77,606)	(77,624)
Total non-current acquired program rights	70,098	76,137
Produced program rights – Feature Films:
Released, net of amortization	589	653
Produced program rights – Television Programs:
Released, net of amortization	54,503	55,220
Completed and not released	12,921	8,347
In production	25,976	30,904
Development and pre-production	500	610
Total produced program rights	94,489	95,734
Total non-current acquired program rights and produced program rights	$164,587	$171,871
6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Third-party customers	$185,711	$203,068
Less: allowance for bad debts and credit notes	(9,865)	(9,697)
Total accounts receivable	$175,846	$193,371

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

7.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Current:
Prepaid acquired programming	$21,445	$29,918
Other prepaid expenses	9,752	9,119
VAT recoverable	1,413	1,702
Other	262	328
Total other current assets	$32,872	$41,067

	June 30, 2019	December 31, 2018
Non-current:
Capitalized debt costs (Note 4)	$8,486	$9,660
Deferred tax	2,380	2,411
Operating lease - right-of-use asset (Note 11)	11,928	—
Other	342	337
Total other non-current assets	$23,136	$12,408
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Land and buildings	$100,849	$100,574
Machinery, fixtures and equipment	211,346	206,491
Other equipment	36,098	35,022
Software	68,305	68,239
Construction in progress	1,523	4,663
Total cost	418,121	414,989
Less: accumulated depreciation	(307,494)	(297,385)
Total net book value	$110,627	$117,604

Assets held under finance leases (included in the above)
Land and buildings	$3,965	$3,989
Machinery, fixtures and equipment	28,507	25,414
Total cost	32,472	29,403
Less: accumulated depreciation	(13,302)	(10,705)
Total net book value	$19,170	$18,698
The movement in the net book value of property, plant and equipment during the six months ended June 30, 2019 and 2018 was comprised of:

	For the Six Months Ended June 30,
	2019	2018
Opening balance	$117,604	$119,349
Additions (1)	10,200	13,233
Disposals	(2)	(23)
Depreciation	(16,380)	(16,948)
Foreign currency movements	(795)	(3,994)
Ending balance	$110,627	$111,617

(1)	Includes assets acquired under finance leases of US$ 2.7 million and US$ 2.1 million for the six months ended June 30, 2019 and 2018, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$56,365	$48,708
Related party accounts payable	128	292
Programming liabilities	16,663	16,072
Related party programming liabilities	11,667	12,171
Duties and other taxes payable	8,446	9,014
Accrued staff costs	15,238	17,425
Accrued interest payable	2,194	2,456
Related party accrued interest payable (including Guarantee Fees)	1,569	1,749
Income taxes payable	14,719	10,415
Other accrued liabilities	3,682	2,166
Total accounts payable and accrued liabilities	$130,671	$120,468
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Current:
Deferred revenue	$28,278	$9,906
Legal provisions	673	1,978
Operating lease liability (Note 11)	3,325	—
Other	377	1,795
Total other current liabilities	$32,653	$13,679

	June 30, 2019	December 31, 2018
Non-current:
Deferred tax	$22,397	$22,545
Derivative instruments	13,678	9,817
Operating lease liability (Note 11)	8,553	—
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Other	4,028	1,466
Total other non-current liabilities	$82,121	$67,293
During the three and six months ended June 30, 2019 and 2018, we recognized revenue of US$ 2.8 million and US$ 5.6 million; and US$ 1.6 million and US$ 4.1 million, which we had deferred as at December 31, 2018 and 2017, respectively.

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
The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Operating lease cost:
Short-term operating lease cost	$1,128	$2,812
Long-term operating lease cost	1,149	2,299
Total operating lease cost	$2,277	$5,111

Finance lease cost:
Amortization of right-of-use asset	$1,464	$2,719
Interest on lease liabilities	88	196
Total finance lease cost	$1,552	$2,915
The classification of cash flows related to our leases for the six months ended June 30, 2019 was as follows:

For the Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,749
Operating cash flows from finance leases	186
Financing cash flows from finance leases	3,395

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,607
Finance leases	2,746

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our current and non-current assets and liabilities related to our leasing arrangements comprised the following at June 30, 2019:

June 30, 2019
Operating Leases
Operating lease right-of-use-assets, gross	$13,875
Accumulated amortization	(1,947)
Operating lease right-of-use-assets, net	$11,928

Other current liabilities	$3,325
Other non-current liabilities	8,553
Total operating lease liabilities	$11,878

Finance Leases
Property, plant and equipment, gross	$32,472
Accumulated depreciation	(13,302)
Property, plant and equipment, net	$19,170

Current portion of long-term debt and other financing arrangements	$6,089
Long-term debt and other financing arrangements	9,438
Total finance lease liabilities	$15,527

Weighted Average Remaining Lease Term	Years
Operating leases	5.3
Finance leases	2.7

Weighted Average Discount Rate	Discount Rate
Operating leases	4.77%
Finance leases	2.08%
Our lease liabilities had the following maturities at June 30, 2019:

	Operating Leases	Finance Leases
2019	$2,794	$3,260
2020	2,568	6,111
2021	2,431	4,609
2022	1,629	1,846
2023	1,377	154
2024 and thereafter	2,771	—
Total undiscounted payments	13,570	15,980
Less: amount representing interest	(1,692)	(453)
Present value of net minimum lease payments	$11,878	$15,527
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
As at June 30, 2019 each instrument is fully designated as a cash flow hedge. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at June 30, 2019
November 10, 2015	3	EUR	110,335	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(136)
April 26, 2018	3	EUR	110,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(1,147)
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(2,402)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(10,128)
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Loss on interest rate swaps	—	(1,101)	(36)	(1,329)
Change in fair value of derivatives	$—	$(1,101)	$(36)	$(1,329)
13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at June 30, 2019 and December 31, 2018. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at June 30, 2019 and December 31, 2018, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of June 30, 2019, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2019, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2019 and December 31, 2018.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2019 and December 31, 2018. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2019 and December 31, 2018 (see Note 13, "Convertible Redeemable Preferred Shares"). As of June 30, 2019, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2019 and December 31, 2018. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 253.6 million and 252.9 million shares of Class A common stock outstanding at June 30, 2019 and December 31, 2018, respectively, and no shares of Class B common stock outstanding at June 30, 2019 or December 31, 2018.
As at June 30, 2019, TW Investor owns 64.0% of the outstanding shares of Class A common stock. In connection with the exercise of warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote the approximately 100.9 million shares of Class A common stock received on the exercise of those warrants (the “Warrant Shares”) on all matters other than a transaction resulting in a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year from that date. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.3% voting interest in the Company.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three and six months ended June 30, 2019 and 2018 comprised the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
BALANCE, beginning of period	$(235,961)	$(175,254)	$(216,650)	$(187,438)

Currency translation adjustment, net
Balance, beginning of period	$(223,648)	$(172,263)	$(207,668)	$(184,256)
Foreign exchange gain / (loss) on intercompany loans (1)	2,868	(5,055)	2,256	(3,524)
Foreign exchange gain / (loss) on the Series B Preferred Shares	3,455	(14,828)	(1,651)	(7,677)
Currency translation adjustment	10,770	(15,178)	508	(11,867)
Balance, end of period	$(206,555)	$(207,324)	$(206,555)	$(207,324)

Unrealized loss on derivative instruments designated as hedging instruments
Balance, beginning of period	$(12,313)	$(2,991)	$(8,982)	$(3,182)
Change in the fair value of hedging instruments	(1,700)	(4,864)	(5,402)	(5,595)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value of hedging instruments reclassified to interest expense	480	610	851	1,231
Changes in fair value of hedging instruments reclassified to other non-operating income / expense, net	—	1,135	—	1,436
Balance, end of period	$(13,533)	$(6,110)	$(13,533)	$(6,110)

BALANCE, end of period	$(220,088)	$(213,434)	$(220,088)	$(213,434)

(1)	Represents foreign exchange gains on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.
15.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest on long-term debt and other financing arrangements	$6,882	$11,306	$14,250	$27,515
Amortization of capitalized debt issuance costs	853	1,105	1,727	2,714
Total interest expense	$7,735	$12,411	$15,977	$30,229
We paid cash interest (including Guarantee Fees) of US$ 14.0 million and US$ 26.6 million during the six months ended June 30, 2019 and 2018, respectively.
16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$115	$263	$267	$407
Foreign currency exchange gain / (loss), net	2,155	(6,234)	(922)	(1,844)
Change in fair value of derivatives (Note 12)	—	(1,101)	(36)	(1,329)
Loss on extinguishment of debt	(84)	(179)	(235)	(288)
Other income, net	51	325	66	336
Total other non-operating income / (expense), net	$2,237	$(6,926)	$(860)	$(2,718)

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

17.    STOCK-BASED COMPENSATION
Subsequent to the amendment approved at our Annual General Meeting on May 20, 2019, our 2015 Stock Incentive Plan (the "2015 Plan"), has 16,000,000 shares of Class A common stock authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee.
For the three and six months ended June 30, 2019 and 2018, we recognized charges for stock-based compensation of US$ 1.1 million and US$ 2.1 million; and US$ 1.1 million and US$ 2.2 million respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the six months ended June 30, 2019. The summary of stock options outstanding as at June 30, 2019 and December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,011,392	$2.32	6.58	$916
Outstanding at June 30, 2019	2,011,392	2.32	6.08	4,094
Vested and expected to vest	2,011,392	2.32	6.08	4,094
Exercisable at June 30, 2019	1,908,544	$2.32	6.05	$3,898
When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At June 30, 2019, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2019 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2019. This amount changes based on the fair value of our Class A common stock. As at June 30, 2019, there was US$ 0.1 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 0.69 years with all options vesting in March 2020.
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
The following table summarizes information about unvested RSUs as at June 30, 2019 and December 31, 2018:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,996,355	$3.68
Granted	1,191,586	3.57
Vested	(855,260)	3.49
Unvested at June 30, 2019	2,332,681	$3.69
The intrinsic value of unvested RSUs was US$ 10.2 million as at June 30, 2019. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2019 was US$ 7.6 million and is expected to be recognized over a weighted-average period of 2.66 years.
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
On December 4, 2018, the 2018 PRSU Award was granted with unlevered free cash flow and OIBDA targets corresponding to two, three and four-year performance periods ending December 31, 2020, 2021 and 2022, respectively. The maximum achievement under the 2018 PRSU Award is 200% of the shares allotted to the corresponding target. Due to the uncertainty of achieving any of the prescribed targets within the 2018 PRSU Award, we have not recognized any related compensation cost to date.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following table summarizes information about unvested PRSUs as at June 30, 2019 and December 31, 2018:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	501,572	$3.19
Granted	—	—
Vested	—	—
Unvested at June 30, 2019	501,572	$3.19
The intrinsic value of unvested PRSUs was US$ 2.2 million as at June 30, 2019.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$44,078	$23,675	$55,829	$30,431
Net (income) / loss attributable to noncontrolling interests	(119)	16	(112)	194
Less: preferred share accretion paid in kind (Note 13)	—	(2,330)	—	(4,777)
Less: income allocated to Series B Preferred Shares	(13,003)	(6,837)	(16,490)	(9,277)
Income from continuing operations available to common shareholders, net of noncontrolling interest	30,956	14,524	39,227	16,571
Income from discontinued operations, net of tax	—	2,350	—	2,666
Less income allocated to Series B Preferred Shares	—	(752)	—	(957)
Net income attributable to CME Ltd. available to common shareholders — basic	30,956	16,122	39,227	18,280

Effect of dilutive securities
Dilutive effect of employee stock options, RSUs and Series B Preferred Shares	47	485	54	1,524
Net income attributable to CME Ltd. available to common shareholders — diluted	$31,003	$16,607	$39,281	$19,804

Weighted average outstanding shares of common stock — basic (1)	264,570	235,148	264,385	196,807
Dilutive effect of employee stock options, RSUs and common stock warrants	1,362	23,635	1,243	53,708
Weighted average outstanding shares of common stock — diluted	265,932	258,783	265,628	250,515

Net income per share:
Continuing operations — basic	$0.12	$0.06	$0.15	$0.08
Continuing operations — diluted	0.12	0.06	0.15	0.07
Discontinued operations — basic	—	0.01	—	0.01
Discontinued operations — diluted	—	0.00	—	0.01
Attributable to CME Ltd. — basic	0.12	0.07	0.15	0.09
Attributable to CME Ltd. — diluted	0.12	0.06	0.15	0.08

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Weighted-average equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive for the periods presented but may be dilutive in future periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
RSUs	1,233	1,013	1,233	1,013
Total	1,233	1,013	1,233	1,013
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
Our segments generate revenues primarily from the sale of advertising and sponsorship on our channels and digital properties. This is supplemented by revenues from cable and satellite television service providers that carry our channels on their platforms and from revenues through the sale of distribution rights to third parties. We do not rely on any single major customer or group of major customers. Intersegment revenues and profits have been eliminated in consolidation.
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and six months ended June 30, 2019 and 2018 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at June 30, 2019 and December 31, 2018 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Bulgaria	$22,607	$23,427	$41,900	$42,860
Czech Republic	64,379	61,028	114,695	112,562
Romania	48,362	49,594	87,172	95,555
Slovak Republic	27,313	26,770	48,645	49,723
Slovenia	22,276	22,367	40,126	39,897
Intersegment revenues (1)	(1,338)	(1,278)	(2,380)	(1,980)
Total net revenues	$183,599	$181,908	$330,158	$338,617

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Bulgaria	$7,888	$5,622	$14,009	$8,603
Czech Republic	32,293	28,251	47,240	43,621
Romania	25,243	24,196	42,776	43,089
Slovak Republic	8,555	3,906	10,284	5,009
Slovenia	6,213	5,199	11,144	9,852
Elimination	(24)	17	24	33
Total operating segments	80,168	67,191	125,477	110,207
Corporate	(6,826)	(6,346)	(14,078)	(14,038)
Total OIBDA	73,342	60,845	111,399	96,169
Depreciation of property, plant and equipment	(8,154)	(8,561)	(16,380)	(16,948)
Amortization of broadcast licenses and other intangibles	(2,113)	(2,267)	(4,307)	(4,623)
Other items (1)	(2,613)	—	(2,613)	—
Operating income	60,462	50,017	88,099	74,598
Interest expense (Note 15)	(7,735)	(12,411)	(15,977)	(30,229)
Other non-operating income / (expense), net (Note 16)	2,237	(6,926)	(860)	(2,718)
Income before tax	$54,964	$30,680	$71,262	$41,651

(1)	Reflects costs relating to our strategic review, primarily financial and professional fees.

Total assets: (1)	June 30, 2019	December 31, 2018
Bulgaria	$138,097	$142,165
Czech Republic	765,425	771,286
Romania	282,354	297,937
Slovak Republic	145,998	146,252
Slovenia	84,508	89,440
Total operating segments	1,416,382	1,447,080
Corporate	52,144	41,281
Total assets	$1,468,526	$1,488,361

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Six Months Ended June 30,
	2019	2018
Bulgaria	$1,635	$1,349
Czech Republic	3,072	3,539
Romania	1,033	1,528
Slovak Republic	442	1,080
Slovenia	1,912	2,347
Total operating segments	8,094	9,843
Corporate	178	338
Total capital expenditures	$8,272	$10,181

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets: (1)	June 30, 2019	December 31, 2018
Bulgaria	$11,522	$10,627
Czech Republic	37,565	39,314
Romania	29,730	33,368
Slovak Republic	15,640	16,376
Slovenia	14,614	15,955
Total operating segments	109,071	115,640
Corporate	1,556	1,964
Total long-lived assets	$110,627	$117,604

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following for the three and six months ended June 30, 2019 and 2018:

Consolidated revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Television advertising	$147,184	$146,662	$258,231	$269,968
Carriage fees and subscriptions	29,239	28,312	58,789	56,876
Other	7,176	6,934	13,138	11,773
Total net revenues	$183,599	$181,908	$330,158	$338,617
Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
Programming Rights Agreements and Other Commitments
At June 30, 2019, we had total commitments of US$ 69.3 million (December 31, 2018: US$ 62.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments
2019	$15,393	$8,139
2020	25,978	8,494
2021	15,756	2,821
2022	10,579	2,842
2023	843	3,137
2024 and thereafter	752	—
Total	$69,301	$25,433
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. ("Markiza") was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. Two of the notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and the other two to a long-time associate of Mr. Kocner. All four notes were supposedly assigned several times, for no apparent consideration, to companies owned by or associated with Mr. Kocner and ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that initiated the claims for payment in these proceedings.
Two of the notes, each of which purportedly has a face value of approximately EUR 8.3 million, allegedly matured in 2015; and the other two, each of which purportedly has a face value of approximately EUR 26.2 million, allegedly matured in 2016. The four notes accrue interest from their purported maturity dates. Although Mr. Rusko has asserted in testimony in the civil proceedings that he signed the notes in June 2000, we do not believe that the notes were signed in June 2000 or that any of the notes are authentic.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the "First PN Case"), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) (the “Fourth PN Case”) were terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
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
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities, where he remains. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

On March 19, 2019, following the conclusion of the pre-trial investigation, the Special Prosecutor’s Office formally indicted Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice and filed the indictment with the Special Criminal Court of the Slovak Republic.
On May 14, 2019, the court of first instance decided to suspend proceedings in respect of the Second PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings. On May 14, 2019, the court of first instance decided to suspend proceedings in respect of the Third PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
The plaintiff re-filed its claim with respect to the Fourth PN Case, which purportedly has a face value of approximately EUR 26.2 million, on May 13, 2019 and subsequently paid the requisite court fees. On June 6, 2019, the court of first instance decided to suspend proceedings in respect of the Fourth PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
Accordingly, civil proceedings in respect of all four promissory notes have now been suspended until a final and enforceable decision is rendered in the criminal proceedings. The Special Criminal Court overseeing the criminal proceedings has scheduled initial hearings for the end of July 2019.
In the event any of the civil proceedings are not dismissed as a result of the successful conclusion of the criminal proceedings, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.3% voting interest in CME Ltd. (see Note 14, "Equity") as at June 30, 2019, as material related party transactions.
AT&T

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$4,659	$5,486	$9,635	$11,488
Interest expense	4,615	7,735	9,369	20,251

	June 30, 2019	December 31, 2018
Programming liabilities	$11,667	$12,171
Other accounts payable and accrued liabilities	128	292
Accrued interest payable (1)	1,569	1,749
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees for which we had previously made an election to pay in kind.

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
The exchange rates used in this report are as at June 30, 2019, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions; the impact of ending the quantitative easing program implemented by the European Central Bank; the economic, political and monetary impacts of Brexit in our markets; the outcome of our strategic review and its impact on our business; the impact of changes in local tax legislation; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations.
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
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2019 and 2018.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Net revenues	$183,599	$181,908	0.9%	7.9%	$330,158	$338,617	(2.5)%	5.0%
Operating income	60,462	50,017	20.9%	29.0%	88,099	74,598	18.1%	27.1%
Operating margin	32.9%	27.5%	5.4 p.p.	5.4 p.p.	26.7%	22.0%	4.7 p.p.	4.7 p.p.
OIBDA	$73,342	$60,845	20.5%	28.6%	$111,399	$96,169	15.8%	24.6%
OIBDA margin	39.9%	33.4%	6.5 p.p.	6.4 p.p.	33.7%	28.4%	5.3 p.p.	5.3 p.p.
Our consolidated net revenues increased at actual rates in the second quarter, but decreased at actual rates in the six months ended June 30, 2019, compared to the corresponding periods in 2018. Excluding the effect of foreign exchange, net revenues increased at constant rates in both the three and six months ended June 30, 2019 compared to the corresponding periods in 2018, due to increases in television advertising revenues and carriage fees and subscription revenues. Television advertising spending overall in the markets of the countries in which we operate increased an estimated 2% at constant rates in the first half of 2019 compared to 2018. Our television advertising revenues decreased 4% at actual rates, but increased 3% at constant rates during the same period, as all of our businesses have seen growth in average prices. Carriage fees and subscription revenues increased 3% at actual rates and 11% at constant rates in both the second quarter and first half of 2019 as the subscriber base continued to grow and average prices increased.
Costs charged in arriving at OIBDA in the second quarter decreased 9% at actual rates and 3% at constant rates compared to the corresponding period in 2018. Content costs decreased 6% at constant rates, due to the utilization of more cost-effective programming in Bulgaria, Romania and the Slovak Republic, which was partially offset by an increase in other costs in the Czech Republic and Romania. In the first half of 2019, costs charged in arriving at OIBDA decreased 10% at actual rates and 3% at constant rates compared to the corresponding period in 2018, due primarily to a 4% decrease in content costs.

Index

The spring season concluded in all countries during the second quarter. The main channel in each country increased its market-leading audience share in prime time this year, and we increased the gap between us and our closest commercial competitor in prime time audience share in four countries. Our focus remains on efficient spending for programming for the most popular television schedules in each country. The resulting reach for advertisers provides the resources necessary to continue investing in high quality local content.
Since we continue to focus on controlling costs, our OIBDA margin in the three and six months ended June 30, 2019 increased compared to the same period in 2018. This dynamic also drove an increase in operating income, with a similar improvement in operating margin.
Improving Capital Structure
On January 31, 2019, we used cash generated by the business and paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan. On June 14, 2019 we used additional cash generated by the business and paid an additional EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates) of the 2021 Euro Loan. Following these repayments, there is EUR 110.3 million outstanding on our nearest debt maturity in November 2021.
The lower balance of gross debt, together with improved financial results in the first half of 2019, reduced our net leverage ratio to 2.6x at the end of the quarter, down from 3.5x at the start of the year.
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
Free Cash Flow and Unlevered Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2019	2018	Movement
Net cash generated from continuing operating activities	$140,280	$79,671	76.1%
Capital expenditures, net	(8,266)	(10,164)	(18.7)%
Free cash flow	132,014	69,507	89.9%
Cash paid for interest (including Guarantee Fees)	14,017	26,630	(47.4)%
Unlevered free cash flow	$146,031	$96,137	51.9%

(US$ 000's)	June 30, 2019	December 31, 2018	Movement
Cash and cash equivalents	$74,639	$62,031	20.3%
Unlevered free cash flow increased during the six months ended June 30, 2019 compared to the same period in 2018, mainly reflecting higher collections of cash from receivables generated as a result of improved operating performance, lower cash payments for programming, and the timing of cash paid for income taxes. Net cash generated from continuing operating activities also benefited from lower cash paid for interest. The decrease in capital expenditures reflects more use of finance leasing to acquire assets.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the six months ended June 30, 2019:

	For the Six Months Ended June 30, 2019
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.8%	3.6%	0.4%
Czech Republic	2.6%	2.7%	5.8%
Romania*	4.3%	6.3%	(2.3)%
Slovak Republic	3.5%	2.1%	5.6%
Slovenia	3.4%	2.9%	(0.7)%
Total CME Ltd. Markets	3.4%	3.8%	2.4%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, in the first six months of 2019 we estimate that GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe, a trend that has been ongoing for more than four years. These growth rates are slightly lower than the same period in 2018, as exports have weakened slightly in certain countries, which is reported to be connected to a slowdown in the German economy, and uncertainty around the impact of tariffs on global trade as well as the final terms under which the UK will exit the EU. However, domestic private consumption remains robust, supported by historically low unemployment and higher average wages, and analysts forecast this level of overall growth will be sustained for the duration of 2019.
We estimate that the TV advertising markets in the countries in which we operate increased overall by 2% on average at constant rates in the six months ended June 30, 2019 compared to the same period in 2018. In Bulgaria, the market was broadly flat, as a slight increase in gross ratings points ("GRPs") sold was mostly offset by lower average market prices. In both the Czech and Slovak Republics average market prices increased significantly, which was partially offset by selling fewer GRPs. Growth in the Slovak Republic also reflected government spending on informational campaigns. The market decline in Romania reflected lower spending by advertisers directly impacted by new incremental taxes imposed in the first quarter of 2019 on certain sectors of the economy, including telecommunications and banking; however, the decline from selling fewer GRPs overall in the first half of the year was mostly offset by higher average market prices. In Slovenia, fewer GRPs were sold due to lower spending by larger multinationals, which was mostly offset by higher average market prices, reflecting more spending from smaller advertisers.
We expect the overall trend of higher spending on television advertising to continue for the remainder of 2019, supported by a forecast of strong growth in real private consumption for the year. In Romania, there may be an ongoing impact on the level of demand from advertisers in the sectors affected by the new taxes implemented in the first quarter; however, spending by clients in certain of those sectors began to recover in the second quarter and we anticipate that trend will continue in the second half of 2019. Based on the overall level of spending commitments for 2019, we believe the market contraction in the first half of the year will be more than offset by spending from clients in the affected sectors as well as additional spending from other clients.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Bulgaria	$22,607	$23,427	(3.5)%	2.5%	$41,900	$42,860	(2.2)%	4.5%
Czech Republic	64,379	61,028	5.5%	12.1%	114,695	112,562	1.9%	9.5%
Romania	48,362	49,594	(2.5)%	5.8%	87,172	95,555	(8.8)%	(0.6)%
Slovak Republic	27,313	26,770	2.0%	8.5%	48,645	49,723	(2.2)%	4.6%
Slovenia	22,276	22,367	(0.4)%	5.9%	40,126	39,897	0.6%	7.5%
Intersegment revenues	(1,338)	(1,278)	NM (1)	NM (1)	(2,380)	(1,980)	NM (1)	NM (1)
Total net revenues	$183,599	$181,908	0.9%	7.9%	$330,158	$338,617	(2.5)%	5.0%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Bulgaria	$7,888	$5,622	40.3%	47.2%	$14,009	$8,603	62.8%	72.4%
Czech Republic	32,293	28,251	14.3%	21.0%	47,240	43,621	8.3%	15.9%
Romania	25,243	24,196	4.3%	13.0%	42,776	43,089	(0.7)%	8.1%
Slovak Republic	8,555	3,906	119.0%	131.0%	10,284	5,009	105.3%	118.3%
Slovenia	6,213	5,199	19.5%	27.0%	11,144	9,852	13.1%	21.0%
Eliminations	(24)	17	NM (1)	NM (1)	24	33	NM (1)	NM (1)
Total operating segments	80,168	67,191	19.3%	27.3%	125,477	110,207	13.9%	22.5%
Corporate	(6,826)	(6,346)	(7.6)%	(14.7)%	(14,078)	(14,038)	(0.3)%	(7.9)%
Consolidated OIBDA	$73,342	$60,845	20.5%	28.6%	$111,399	$96,169	15.8%	24.6%

(1)	Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$15,951	$16,848	(5.3)%	0.6%	$28,541	$29,980	(4.8)%	1.7%
Carriage fees and subscriptions	5,283	5,201	1.6%	7.9%	10,604	10,508	0.9%	7.9%
Other	1,373	1,378	(0.4)%	5.8%	2,755	2,372	16.1%	23.9%
Net revenues	22,607	23,427	(3.5)%	2.5%	41,900	42,860	(2.2)%	4.5%
Costs charged in arriving at OIBDA	14,719	17,805	(17.3)%	(11.8)%	27,891	34,257	(18.6)%	(12.8)%
OIBDA	$7,888	$5,622	40.3%	47.2%	$14,009	$8,603	62.8%	72.4%

OIBDA margin	34.9%	24.0%	10.9 p.p.	10.6 p.p.	33.4%	20.1%	13.3 p.p.	13.1 p.p.
We estimate the television advertising market in Bulgaria was broadly flat at constant rates in the six months ended June 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the second quarter and first half of 2019 due to higher average prices, reflecting list price increases in the sales policy for 2019, which was partially offset by selling fewer GRPs. Carriage fees and subscription revenues increased in the quarter- and year-to-date periods due to price inflation in existing contracts.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter and first half of 2019 primarily due to lower content costs. We replaced our locally produced telenovela broadcast in 2018 with a more cost-effective foreign fiction title acquired from the region. Content costs also declined from a planned reduction in the volume of sports rights, as we broadcast fewer UEFA Champions League matches, and no longer broadcast matches from the Italian Serie A League. There was also a benefit from lower bad debt charges in the second quarter.

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$56,586	$53,996	4.8%	11.4%	$99,750	$99,390	0.4%	7.9%
Carriage fees and subscriptions	4,333	3,923	10.5%	17.4%	8,601	7,843	9.7%	17.9%
Other	3,460	3,109	11.3%	17.9%	6,344	5,329	19.0%	27.7%
Net revenues	64,379	61,028	5.5%	12.1%	114,695	112,562	1.9%	9.5%
Costs charged in arriving at OIBDA	32,086	32,777	(2.1)%	4.4%	67,455	68,941	(2.2)%	5.5%
OIBDA	$32,293	$28,251	14.3%	21.0%	$47,240	$43,621	8.3%	15.9%

OIBDA margin	50.2%	46.3%	3.9 p.p.	3.7 p.p.	41.2%	38.8%	2.4 p.p.	2.3 p.p.
The television advertising market in the Czech Republic increased an estimated 6% at constant rates in the six months ended June 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the second quarter due to significantly higher average prices, reflecting list price increases in the sales policy for 2019 and strong demand in the period related to the later timing of Easter compared to 2018. In the first half of 2019, the significant increase in average prices was partially offset by selling fewer GRPs. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the number of subscribers as well as price inflation in existing contracts.
Costs charged in arriving at OIBDA increased at constant rates in the second quarter due to higher content costs, as we broadcast new releases of foreign programming compared to the schedule in 2018, as well as higher staff costs including additional personnel to support our digital initiatives. In addition to that, costs increased in the first half of 2019 due to marketing activities to celebrate the 25th anniversary of TV Nova broadcasting in the Czech Republic.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$36,553	$36,797	(0.7)%	7.8%	$63,103	$70,227	(10.1)%	(2.0)%
Carriage fees and subscriptions	10,906	11,557	(5.6)%	2.4%	22,183	23,384	(5.1)%	3.3%
Other	903	1,240	(27.2)%	(21.5)%	1,886	1,944	(3.0)%	5.1%
Net revenues	48,362	49,594	(2.5)%	5.8%	87,172	95,555	(8.8)%	(0.6)%
Costs charged in arriving at OIBDA	23,119	25,398	(9.0)%	(1.0)%	44,396	52,466	(15.4)%	(7.7)%
OIBDA	$25,243	$24,196	4.3%	13.0%	$42,776	$43,089	(0.7)%	8.1%

OIBDA margin	52.2%	48.8%	3.4 p.p.	3.3 p.p.	49.1%	45.1%	4.0 p.p.	4.0 p.p.
The television advertising market in Romania declined an estimated 2% at constant rates in the six months ended June 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased at constant rates in the second quarter, as prices increased significantly. The higher spending in the period related to the later timing of Easter in 2019 more than offset reduced spending by advertisers directly impacted by new incremental taxes imposed in the first quarter of 2019 on certain sectors of the economy, including telecommunications and banking. Spending from clients in the affected sectors was significantly lower in the first three months of 2019 compared to the same period of 2018 which resulted in a decline in television advertising revenues overall in the first half of the year. There may be an ongoing impact on the level of demand from advertisers in the sectors affected by the new taxes implemented in the first quarter, however spending by clients in certain of those sectors began to recover in the second quarter and we anticipate that trend will continue in the second half of 2019. Based on the overall level of spending commitments for 2019, we believe the decline in television advertising revenues in the first half of the year will be more than offset by spending from clients in the affected sectors, as well as additional spending from other clients. Carriage fees and subscription revenues increased on a constant currency basis in the quarter- and year-to-date periods primarily due to an increase in the average number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the second quarter and first half of 2019 due to a decrease in content costs. We utilized more cost-effective foreign content and fewer sport rights, as we no longer broadcast UEFA Champions League matches, and this was partially offset by additional episodes of certain local titles when compared to the schedule in 2018. The decrease in content costs during the second quarter was mostly offset by the reversal of a legal accrual in 2018 that benefited the comparative period.

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$23,516	$23,298	0.9%	7.3%	$41,449	$43,138	(3.9)%	2.8%
Carriage fees and subscriptions	2,291	2,193	4.5%	10.9%	4,563	4,436	2.9%	10.0%
Other	1,506	1,279	17.7%	25.4%	2,633	2,149	22.5%	30.9%
Net revenues	27,313	26,770	2.0%	8.5%	48,645	49,723	(2.2)%	4.6%
Costs charged in arriving at OIBDA	18,758	22,864	(18.0)%	(12.7)%	38,361	44,714	(14.2)%	(8.2)%
OIBDA	$8,555	$3,906	119.0%	131.0%	$10,284	$5,009	105.3%	118.3%

OIBDA margin	31.3%	14.6%	16.7 p.p.	16.6 p.p.	21.1%	10.1%	11.0 p.p.	11.0 p.p.
The television advertising market in the Slovak Republic increased an estimated 6% at constant rates in the six months ended June 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the second quarter and first half of 2019 due to higher average prices reflecting higher prices in the sales policy for 2019 and additional spending on government informational campaigns, which was partially offset by less spending on sponsorship and product placement. We also sold more GRPs in the second quarter related to the later timing of Easter in 2019 compared to last year. Carriage fees and subscriptions revenue increased in the second quarter and first half of 2019 from higher prices in new contracts.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the second quarter and first half of 2019 due to lower content costs from broadcasting fewer locally produced formats in 2019. There was also a decrease in professional fees (see Item 1, Note 20 Commitments and Contingencies) in both the second quarter and first half of 2019.

Index

Slovenia

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$14,578	$15,723	(7.3)%	(1.4)%	$25,388	$27,233	(6.8)%	(0.3)%
Carriage fees and subscriptions	6,426	5,438	18.2%	25.5%	12,838	10,705	19.9%	28.2%
Other	1,272	1,206	5.5%	11.9%	1,900	1,959	(3.0)%	3.4%
Net revenues	22,276	22,367	(0.4)%	5.9%	40,126	39,897	0.6%	7.5%
Costs charged in arriving at OIBDA	16,063	17,168	(6.4)%	(0.5)%	28,982	30,045	(3.5)%	3.1%
OIBDA	$6,213	$5,199	19.5%	27.0%	$11,144	$9,852	13.1%	21.0%

OIBDA margin	27.9%	23.2%	4.7 p.p.	4.6 p.p.	27.8%	24.7%	3.1 p.p.	3.1 p.p.
The television advertising market in Slovenia declined an estimated 1% at constant rates in the six months ended June 30, 2019 compared to the same period in 2018.
Our television advertising revenues decreased on a constant currency basis in the second quarter due to a shift in the phasing of spending by larger multinationals compared to last year, and lower spending by telecommunications operators. Due to higher levels of spending from new smaller clients in the first quarter, our television advertising revenues were flat in the first half of 2019 compared to the same period in 2018. Carriage fees and subscription revenues increased in the second quarter and first half of 2019 due to price inflation in existing agreements, as well as growth in subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter from lower content costs, due to more efficient spending on foreign programming. Costs charged in arriving at OIBDA increased in the first half of 2019 due to higher content costs, as more attractive foreign titles were broadcast in the first quarter compared to the schedule last year.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Revenue:
Television advertising	$147,184	$146,662	0.4%	7.2%
Carriage fees and subscriptions	29,239	28,312	3.3%	10.7%
Other revenue	7,176	6,934	3.5%	10.0%
Net Revenues	183,599	181,908	0.9%	7.9%
Operating expenses:
Content costs	70,356	79,967	(12.0)%	(5.7)%
Other operating costs	13,806	14,202	(2.8)%	3.5%
Depreciation of property, plant and equipment	8,154	8,561	(4.8)%	1.5%
Amortization of broadcast licenses and other intangibles	2,113	2,267	(6.8)%	(0.9)%
Cost of revenues	94,429	104,997	(10.1)%	(3.7)%
Selling, general and administrative expenses	28,708	26,894	6.7%	13.8%
Operating income	$60,462	$50,017	20.9%	29.0%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Revenue:
Television advertising	$258,231	$269,968	(4.3)%	3.0%
Carriage fees and subscriptions	58,789	56,876	3.4%	11.4%
Other revenue	13,138	11,773	11.6%	19.5%
Net Revenues	330,158	338,617	(2.5)%	5.0%
Operating expenses:
Content costs	140,716	158,427	(11.2)%	(4.2)%
Other operating costs	27,054	28,669	(5.6)%	1.4%
Depreciation of property, plant and equipment	16,380	16,948	(3.4)%	3.9%
Amortization of broadcast licenses and other intangibles	4,307	4,623	(6.8)%	0.2%
Cost of revenues	188,457	208,667	(9.7)%	(2.7)%
Selling, general and administrative expenses	53,602	55,352	(3.2)%	4.2%
Operating income	$88,099	$74,598	18.1%	27.1%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets increased on average by 2% at constant rates in the six months ended June 30, 2019 as compared to the same period in 2018, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three and six months ended June 30, 2019 grew approximately 11% at constant rates as compared to the same periods in 2018 primarily due to new contracts with higher prices and an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to higher online revenues in the Czech Republic and the Slovak Republic.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) decreased during the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to fewer sporting events in Bulgaria and Romania and the use of more cost-effective programming in Bulgaria, Romania and the Slovak Republic. The decreases were partially offset by higher quality foreign fiction in the Czech Republic during the three months ended June 30, 2019 and both the Czech Republic and Slovenia for the six months ended June 30, 2019.
Other operating costs: At constant rates, other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to the phasing of local copyright fees in Romania. On a constant currency basis, other operating costs for the six months ended June 30, 2019 were in line with the same period in 2018.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased at constant rates during the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to depreciation of machinery and equipment in Romania and Bulgaria that was placed in service during 2018 and 2019.
Amortization of broadcast licenses and other intangibles: At constant rates, total amortization of broadcast licenses and other intangibles for the three and six months ended June 30, 2019 remained in line with the same period in 2018.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to costs incurred relating to our review of strategic alternatives, partially offset by lower legal fees in the Slovak Republic. Selling, general and administrative expenses during the six months ended June 30, 2019 compared to the same period in 2018, also reflects costs incurred in the first quarter related to the 25th anniversary event in the Czech Republic which was offset by the revision of a legal accrual as well as changes in local VAT legislation in Romania.
Non-cash stock-based compensation charges for the three and six months ended June 30, 2019 and 2018 were US$ 1.1 million and US$ 2.1 million; and US$ 1.1 million and US$ 2.2 million, respectively. See Item 1, Note 17, "Stock-based Compensation".
Operating income: At constant rates, operating income during the three and six months ended June 30, 2019 increased compared to the same periods in 2018 primarily due to increases in television advertising and carriage fee revenues and the reduction in content costs.
Our operating margin, which is determined as operating income divided by net revenues, was 32.9% and 27.5% for the three and six months ended June 30, 2019 and 2018, respectively.
Other income / (expense):

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Interest expense	$(7,735)	$(12,411)	37.7%	$(15,977)	$(30,229)	47.1%
Other non-operating income / (expense):
Interest income	115	263	(56.3)%	267	407	(34.4)%
Foreign currency exchange gain / (loss), net	2,155	(6,234)	134.6%	(922)	(1,844)	50.0%
Change in fair value of derivatives	—	(1,101)	NM (1)	(36)	(1,329)	97.3%
Loss on extinguishment of debt	(84)	(179)	53.1%	(235)	(288)	18.4%
Other income, net	51	325	(84.3)%	66	336	(80.4)%
Provision for income taxes	(10,886)	(7,005)	(55.4)%	(15,433)	(11,220)	(37.5)%
Income from discontinued operations, net of tax	—	2,350	NM (1)	—	2,666	NM (1)
Net (income) / loss attributable to noncontrolling interests	(119)	16	NM (1)	(112)	194	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and six months ended June 30, 2019 decreased compared to the same periods in 2018, primarily due to the repricing of our Guarantee Fees in April 2018, the repayment of outstanding amounts of the 2019 Euro Loan, the partial repayment of the 2021 Euro Loan as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revaluation of intercompany loans	$939	$(1,426)	$759	$(1,157)
Transaction gains / (losses) on long-term debt and other financing arrangements	422	(4,550)	(305)	(2,530)
Transaction gains / (losses) on revaluation of monetary assets and liabilities	794	(258)	(1,376)	1,843
Transaction gains / (losses)	$2,155	$(6,234)	$(922)	$(1,844)
Change in fair value of derivatives: During the three months ended June 30, 2019, we did not recognize any losses on our derivative instruments. For the three months ended June 30, 2018 and the six months ended June 30, 2019, and 2018 we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Loss on extinguishment of debt: During the three and six months ended June 30, 2019, we recognized losses on extinguishment of debt related to our partial repayment of the 2021 Euro Loan. During the three and six months ended June 30, 2018, we recognized losses on extinguishment of debt related to our partial repayment of the 2019 Euro Loan.
Other income, net: Our other income / expense, net during the three and six months ended June 30, 2019 and 2018 was not material.

Index

Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2019 reflects income tax charges on profits in Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three and six months ended June 30, 2018 reflects income tax charges on profits in the Czech Republic, Romania and Slovenia and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic, 19% in Slovenia and 21% in the Slovak Republic.
Income from discontinued operations, net of tax: Income from discontinued operations, net of tax for the three and six months ended June 30, 2018 is the operating result of the Croatia operations which were sold on July 31, 2018.
Net (income) / loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive (loss) / income:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Currency translation adjustment, net	$17,002	$(34,629)	NM (1)	$1,159	$(22,844)	NM (1)
Unrealized loss on derivative instruments	(1,220)	(3,119)	60.9%	(4,551)	(2,928)	(55.4)%

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive (loss) / income due to currency translation adjustment, net comprised the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Foreign exchange gain / (loss) on intercompany loans	$2,868	$(5,055)	NM (1)	$2,256	$(3,524)	NM (1)
Foreign exchange gain / (loss) on the Series B Preferred Shares	3,455	(14,828)	NM (1)	(1,651)	(7,677)	NM (1)
Currency translation adjustment	10,679	(14,746)	NM (1)	554	(11,643)	NM (1)
Currency translation adjustment, net	$17,002	$(34,629)	NM (1)	$1,159	$(22,844)	NM (1)

(1)	Number is not meaningful.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2019 and June 30, 2018.
Percent Change During the Six Months Ended June 30, 2019
Percent Change During the Six Months Ended June 30, 2018
Unrealized loss on derivative instruments: The unrealized (loss) / gain on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive (loss) / income. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at June 30, 2019 and December 31, 2018:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2019	December 31, 2018	% Act	% Lfl
Current assets	$360,963	$374,093	(3.5)%	(2.8)%
Non-current assets	1,107,563	1,114,268	(0.6)%	(0.4)%
Current liabilities	169,413	139,692	21.3%	22.0%
Non-current liabilities	746,231	849,978	(12.2)%	(11.7)%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	283,053	229,020	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	459	301	52.5%	32.7%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2018, excluding the impact of foreign currency translation.
Current assets: Current assets at June 30, 2019 decreased from December 31, 2018 primarily due to the impact of seasonality on our receivables balance and the use of cash collected from receivables to partially repay the 2021 Euro Loan.
Non-current assets: Non-current assets at June 30, 2019 decreased from December 31, 2018 primarily due to depreciation of property, plant and equipment and programming assets that became current in the period. The decrease was partially offset by the inclusion of operating lease right-of-use assets as a result of adopting new accounting guidance.
Current liabilities: Current liabilities at June 30, 2019 increased from December 31, 2018 primarily due to customer prepayments on their 2019 advertising campaigns, increases in income taxes payable due to the timing of payments and the recognition of operating lease liabilities following the adoption of new accounting guidance.
Non-current liabilities: Non-current liabilities at June 30, 2019 decreased from December 31, 2018 primarily due to the repayment of amounts outstanding on the 2021 Euro Loan. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity at June 30, 2019 and December 31, 2018 represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The increase in shareholders' equity reflects the net income attributable to CME Ltd. during the six months ended June 30, 2019 which was partially offset by the impact of unrealized losses on derivative instruments recorded in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 12.6 million during the six months ended June 30, 2019. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2019	2018
Net cash generated from continuing operating activities	$140,280	$79,671
Net cash used in continuing investing activities	(8,266)	(10,164)
Net cash used in continuing financing activities	(118,929)	(92,003)
Net cash provided by discontinued operations	—	8,839
Impact of exchange rate fluctuations on cash and cash equivalents	(477)	(681)
Net increase in cash and cash equivalents	$12,608	$(14,338)
Operating Activities
Net cash generated from continuing operations increased during the six months ended June 30, 2019 when compared to the same period in 2018 due to higher cash collections from improved operating performance, lower amounts paid for programming and interest and the timing of cash paid for taxes. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 14.0 million during the six months ended June 30, 2019 compared to US$ 26.6 million during the six months ended June 30, 2018.
Investing Activities
Net cash used in continuing investing activities for the six months ended June 30, 2019 and 2018 primarily reflects capital expenditures in the Czech Republic, Slovenia and Bulgaria.
Financing Activities
Net cash used in continuing financing activities during the six months ended June 30, 2019 primarily reflects EUR 100.0 million (US$ 114.0 million at transaction date rates) of principal repayments made on our obligations under the 2021 Euro Loan. Cash used in continuing financing activities during the six months ended June 30, 2018 primarily reflected principal repayments made on our then outstanding obligation under the 2019 Euro Loan, net of warrant proceeds.
Discontinued Operations
The net cash provided by discontinued operations during the six months ended June 30, 2018 reflects the result of our Croatia operations which were sold on July 31, 2018.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at June 30, 2019, we also had available the aggregate principal amount of US$ 75.0 million under the 2023 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2019 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$659,056	$—	$125,562	$533,494	$—
Long-term debt – interest	127,896	25,674	47,924	54,298	—
Unconditional purchase obligations	69,301	23,852	31,566	13,221	662
Operating lease obligations	13,570	3,810	4,816	2,590	2,354
Finance lease obligations	15,980	6,351	8,785	844	—
Other long-term obligations	25,433	14,554	6,322	4,557	—
Total contractual obligations	$911,236	$74,241	$224,975	$609,004	$3,016

Index

Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at June 30, 2019.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2019, we had commitments in respect of future programming of US$ 69.3 million. This includes contracts signed with license periods starting after June 30, 2019.
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
IV (d)    Cash Outlook
For the six months ending June 30, 2019, net cash generated from continuing operations and unlevered free cash flow were US$ 140.3 million and US$ 146.0 million compared to US$ 79.7 million and US$ 96.1 million for the six months ended June 30, 2018 (See Section II, Overview). As at June 30, 2019, we had US$ 74.6 million in cash and cash equivalents.
On January 31, 2019 and June 14, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) and EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates), respectively, of the outstanding principal balance of the 2021 Euro Loan with cash generated by our operations. We expect cash paid for interest and Guarantee Fees to decline in 2019 compared to 2018 due to the reduction in our overall indebtedness and a lower weighted average all-in rate.
We expect our unlevered free cash flow to grow due to continued improvement in our operating results. We anticipate the amounts of cash paid for income taxes to continue to increase in 2019 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous tax losses were utilized.
As at June 30, 2019, the weighted average all-in rate applicable to the Euro Loans and Guarantee Fees previously paid in kind was approximately 3.6%, all of which is payable in cash, and will decline to 3.4%, effective at the end of July 2019. As at June 30, 2019, our net leverage ratio improved to 2.6x from 3.0x in the previous quarter and from 3.5x since December 31, 2018.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, we may decide to enter into pay-Euro receive-dollar forward foreign exchange contracts. We entered no such agreements during the period ending June 30, 2019.
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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
June 30, 2019:

Expected Maturity Dates	2019	2020	2021		2022	2023		Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	110,335		—	468,800		—
Average interest rate (1)	—	—	1.28%		—	1.28%		—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	110,335	—	579,135	(2)	—	468,800	(3)	—
Average pay rate	0.31%	—	0.31%		—	0.97%		—
Average receive rate	—%	—	—%		—	—%		—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.75% per annum as of June 30, 2019.

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At June 30, 2019, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In the fourth quarter of 2016, our Slovak subsidiary MARKIZA-SLOVAKIA, spol. s.r.o. ("Markiza") was notified of claims that were filed in June 2016 in a court of first instance in Bratislava, the Slovak Republic to collect amounts allegedly owing under four promissory notes that have a collective face value of approximately EUR 69.0 million. These four promissory notes were purportedly issued in June 2000 by Pavol Rusko in his personal capacity and were purportedly guaranteed by Markiza under the signature of Mr. Rusko, who was an executive director of Markiza at that time as well as one of its shareholders. Two of the notes purport to be issued in favor of Marian Kocner, a controversial Slovak businessman, and the other two to a long-time associate of Mr. Kocner. All four notes were supposedly assigned several times, for no apparent consideration, to companies owned by or associated with Mr. Kocner and ultimately to Sprava a inkaso zmeniek, s.r.o., a company owned by Mr. Kocner that initiated the claims for payment in these proceedings.
Two of the notes, each of which purportedly has a face value of approximately EUR 8.3 million, allegedly matured in 2015; and the other two, each of which purportedly has a face value of approximately EUR 26.2 million, allegedly matured in 2016. The four notes accrue interest from their purported maturity dates. Although Mr. Rusko has asserted in testimony in the civil proceedings that he signed the notes in June 2000, we do not believe that the notes were signed in June 2000 or that any of the notes are authentic.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the "First PN Case"), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) (the “Fourth PN Case”) were terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
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
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities, where he remains. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
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
On March 19, 2019, following the conclusion of the pre-trial investigation, the Special Prosecutor’s Office formally indicted Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice and filed the indictment with the Special Criminal Court of the Slovak Republic.
On May 14, 2019, the court of first instance decided to suspend proceedings in respect of the Second PN Case until a final and enforceable decision has been rendered in the criminal proceedings.

Index

There have been no hearings held in respect of the Third PN Case since the initiation of the criminal proceedings. On May 14, 2019, the court of first instance decided to suspend proceedings in respect of the Third PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
The plaintiff re-filed its claim with respect to the Fourth PN Case, which purportedly has a face value of approximately EUR 26.2 million, on May 13, 2019 and subsequently paid the requisite court fees. On June 6, 2019, the court of first instance decided to suspend proceedings in respect of the Fourth PN Case until a final and enforceable decision has been rendered in the criminal proceedings.
Accordingly, civil proceedings in respect of all four promissory notes have now been suspended until a final and enforceable decision is rendered in the criminal proceedings. The Special Criminal Court overseeing the criminal proceedings has scheduled initial hearings for the end of July 2019.
In the event any of the civil proceedings are not dismissed as a result of the successful conclusion of the criminal proceedings, Markiza will continue to vigorously defend the claims.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending since 2014; however, we cannot predict if the current growth trends will continue in the future. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. The United States has imposed tariffs on certain products from many of its trading partners, including Europe and China, and has threatened to impose additional tariffs. If trade tensions between the United States and Europe escalate, this may result in the imposition of tariffs on cars and auto part exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Additionally, a slowdown in China resulting from existing or increased tariffs on Chinese products may have an adverse impact on the global economy, which may ultimately reduce demand for European exports and the rate of GDP growth in the countries in which we operate. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
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
At present, the period during which the United Kingdom is to finalize the terms and process for leaving the EU, commonly referred to as "Brexit", will expire on October 31, 2019. There is significant uncertainty regarding the specific timing and the terms on which the United Kingdom will leave the EU, and it is expected that economic conditions in the EU will be impacted by Brexit. Given the ongoing uncertainty over the final terms of Brexit, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operation and cash flows.

Index

Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. While we have implemented pricing strategies to increase sales and television advertising spending, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our ability to secure distribution on cable, satellite or IPTV operators, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on digital terrestrial television ("DTT") in the Slovak Republic and Slovenia in 2017, may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences may have an adverse impact on our ability to maintain our advertising sales. A failure to maintain and increase advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.
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
Moody’s Investors Service rates our corporate credit as B1 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (with a positive outlook). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on the historically strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
We are required to comply with a wide variety of laws and other regulatory obligations in the jurisdictions in which we operate and compliance by our businesses is subject to scrutiny by regulators and other government authorities in these jurisdictions. Compliance with foreign as well as applicable U.S. laws and regulations related to our businesses, such as broadcasting content and advertising regulations, competition regulations, tax laws (including the Economic Substance Act in Bermuda which came into force in July 2019), employment laws, data protection requirements including the EU General Data Protection Regulation, and anti-corruption laws, increases the costs and risks of doing business in these jurisdictions. We believe we have implemented appropriate risk management and compliance policies and procedures that are designed to ensure our employees, contractors and agents comply with these laws and regulations; however, a violation of such laws and regulations or the Company’s policies and procedures could occur. A failure or alleged failure to comply with applicable laws and regulations, whether inadvertent or otherwise, may result in legal or regulatory proceedings being initiated against us and fines or other penalties being levied against us.
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
We make extensive use of network and information systems and other technologies, including those related to our internal network management as well as our broadcasting operations. These systems are central to many of our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, malicious activities or other security breaches could result in a disruption or degradation of our services, the loss of information or the improper disclosure of personal data. The occurrence of any of these events could negatively impact our business if we are required to expend resources to remedy such a security breach or if they result in legal claims or proceedings or our reputation is harmed. In addition, improper disclosure of personal data could subject us to liability under laws, including the EU General Data Protection Regulation, that protect personal data in the countries in which we operate. The development and maintenance of systems to prevent these events from occurring requires ongoing monitoring and updating as efforts to overcome security measures become more sophisticated. As technologies evolve, we will need to expend additional resources to protect our technology and information systems, which could have an adverse impact on our results of operations and cash flows.

Index

Our broadcasting licenses may not be renewed and may be subject to revocation.
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic and Slovenia are valid for indefinite time periods, our other broadcasting licenses expire at various times from November 2019 through 2028. While we expect that our material licenses and authorizations will be renewed or extended as required to continue to operate our business, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
AT&T, through its wholly owned subsidiaries Warner Media and TW Investor, is the largest beneficial owner of shares of our Class A common stock, holding 162,334,771 unregistered shares of Class A common stock, one share of Series A preferred stock ("Series A Preferred Share"), and 200,000 shares of Series B preferred stock ("Series B Preferred Shares"). The share of Series A Preferred Shares is convertible into 11,211,449 shares of Class A common stock and the Series B Preferred Shares are convertible into approximately 111.1 million shares of Class A common stock at the option of Warner Media (subject to certain exceptions). Warner Media has registration rights with respect to all its shares of Class A common stock now held or hereafter acquired. For additional information on the Series A Preferred Shares, Series B Preferred Shares and warrants, see Part I, Item 1, Note 13, "Convertible Redeemable Preferred Shares" and Note 14, "Equity".
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.7%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than any transaction resulting in a change in control. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, AT&T has a 44.3% voting interest in the Company. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.

Index

We are also party to an amended investor rights agreement with Warner Media and the other parties thereto under which, among other things, Warner Media was granted a contractual pre-emptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. Under Bermuda law, there is no takeover code or similar legislation requiring an acquirer of a certain percentage of our Class A common stock to tender for the remaining publicly held shares. Warner Media is also our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness and is the lender under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility (when drawn) and the Reimbursement Agreement contain maintenance covenants in respect of interest cover and total leverage ratios and includes covenants in respect of the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposal and granting security. As such, Warner Media may be in a position to determine whether to permit transactions, waive defaults or accelerate such indebtedness or take other steps in its capacity as a secured creditor in a manner that might not be consistent with the interests of the holders of our Class A common stock. Furthermore, in certain circumstances, the interests of AT&T as our largest beneficial owner could be in conflict with the interests of minority shareholders
We are subject to risk and uncertainties related to our review of strategic alternatives that may adversely affect our business.
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
The process of exploring strategic alternatives involves the dedication of significant resources and the incurrence of fees and expenses and will likely result in the incurrence of significant fees and expenses if we determine to move forward with any of the strategic alternatives. In addition, our exploration of strategic alternatives may expose our business to other risks and uncertainties, including the diversion of management and employee attention and time; difficulty in recruiting, hiring, and retaining necessary personnel; and disruption to our relationships with clients and suppliers as well as to other commercial and strategic relationships. Furthermore, speculation regarding any developments related to the review of strategic alternatives and or uncertainty regarding the outcome could cause our share price to fluctuate significantly. There is no timeline for the completion of the strategic review and we do not intend to provide updates or further information on developments related to the strategic review unless we determine that additional disclosure is necessary or appropriate. There can be no assurance that our exploration of strategic alternatives will result in the Company determining to proceed with any transaction and it is not possible to predict the impact of the conclusion of the strategic review on our business or share price. If we are unable to effectively mitigate the risks related to the strategic review, it may disrupt our business and adversely impact our financial results, results of operations and cash flows.
The price of our Class A common stock may be volatile.
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described in the Risk Factor above ”We are subject to risk and uncertainties related to our review of strategic alternatives that may adversely affect our business” and under "Risks Relating to Our Operations" as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially impact the market price of shares of our Class A common stock, regardless of our operating performance.
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

Index

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.01	Bye-Laws of Central European Media Enterprises Ltd., as amended on May 20, 2019.

10.01	Central European Media Enterprises Ltd. 2015 Stock Incentive Plan, as amended on May 20, 2019.

31.01	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Central European Media Enterprises Ltd.
Date:	July 23, 2019	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer