Form 10-Q
period 2019-09-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2019-10-17
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0438382
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

O'Hara House,
3 Bermudiana Road,		HM 08
Hamilton,	Bermuda	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (441) 296-1431
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.08	CETV	NASDAQ Global Select Market
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

Index

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 15, 2019
Class A Common Stock, par value $0.08	253,607,026

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the Quarterly Period Ended September 30, 2019

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$34,154	$62,031
Accounts receivable, net (Note 6)	130,784	193,371
Program rights, net (Note 5)	73,369	77,624
Other current assets (Note 7)	41,335	41,067
Total current assets	279,642	374,093
Non-current assets
Property, plant and equipment, net (Note 8)	104,553	117,604
Program rights, net (Note 5)	168,740	171,871
Goodwill (Note 3)	640,427	676,333
Other intangible assets, net (Note 3)	124,381	136,052
Other non-current assets (Note 7)	21,438	12,408
Total non-current assets	1,059,539	1,114,268
Total assets	$1,339,181	$1,488,361

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$114,943	$120,468
Current portion of long-term debt and other financing arrangements (Note 4)	6,063	5,545
Other current liabilities (Note 10)	24,285	13,679
Total current liabilities	145,291	139,692
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	581,101	782,685
Other non-current liabilities (Note 10)	78,207	67,293
Total non-current liabilities	659,308	849,978
Commitments and contingencies (Note 20)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2018 - 200,000) (Note 13)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2018 – one)	—	—
253,607,026 shares of Class A Common Stock of $0.08 each (December 31, 2018 – 252,853,554)	20,288	20,228
Nil shares of Class B Common Stock of $0.08 each (December 31, 2018 – nil)	—	—
Additional paid-in capital	2,006,150	2,003,518
Accumulated deficit	(1,508,614)	(1,578,076)
Accumulated other comprehensive loss	(253,159)	(216,650)
Total CME Ltd. shareholders’ equity	264,665	229,020
Noncontrolling interests	547	301
Total equity	265,212	229,321
Total liabilities and equity	$1,339,181	$1,488,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$138,851	$137,038	$469,009	$475,655
Operating expenses:
Content costs	58,962	60,910	199,678	219,337
Other operating costs	13,274	13,260	40,328	41,929
Depreciation of property, plant and equipment	8,245	8,202	24,625	25,150
Amortization of broadcast licenses and other intangibles	2,029	2,216	6,336	6,839
Cost of revenues	82,510	84,588	270,967	293,255
Selling, general and administrative expenses	25,558	30,253	79,160	85,605
Operating income	30,783	22,197	118,882	96,795
Interest expense (Note 15)	(8,037)	(9,977)	(24,014)	(40,206)
Other non-operating (expense) / income, net (Note 16)	(3,963)	1,574	(4,823)	(1,144)
Income before tax	18,783	13,794	90,045	55,445
Provision for income taxes	(5,261)	(3,185)	(20,694)	(14,405)
Income from continuing operations	13,522	10,609	69,351	41,040
Income from discontinued operations, net of tax	—	57,882	—	60,548
Net income	13,522	68,491	69,351	101,588
Net loss attributable to noncontrolling interests	223	80	111	274
Net income attributable to CME Ltd.	$13,745	$68,571	$69,462	$101,862

Net income	$13,522	$68,491	$69,351	$101,588
Other comprehensive (loss) / income
Currency translation adjustment	(32,525)	12,137	(31,366)	(10,707)
Unrealized (loss) / gain on derivative instruments (Note 14)	(235)	1,033	(4,786)	(1,895)
Total other comprehensive (loss) / income	(32,760)	13,170	(36,152)	(12,602)
Comprehensive (loss) / income	(19,238)	81,661	33,199	88,986
Comprehensive (income) / loss attributable to noncontrolling interests	(88)	26	(246)	(4)
Comprehensive (loss) / income attributable to CME Ltd.	$(19,326)	$81,687	$32,953	$88,982

PER SHARE DATA (Note 18):
Net income per share:
Continuing operations — basic	$0.04	$0.03	$0.18	$0.11
Continuing operations — diluted	0.04	0.03	0.18	0.10
Discontinued operations — basic	—	0.15	—	0.18
Discontinued operations — diluted	—	0.15	—	0.17
Attributable to CME Ltd. — basic	0.04	0.18	0.18	0.29
Attributable to CME Ltd. — diluted	0.04	0.18	0.18	0.27

Weighted average common shares used in computing per share amounts (000’s):
Basic	264,833	263,829	264,536	219,267
Diluted	266,529	264,940	265,940	255,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE June 30, 2019	1	$—	253,559,298	$20,285	—	$—	$2,005,215	$(1,522,359)	$(220,088)	$459	$283,512
Stock-based compensation	—	—	—	—	—	—	932	—	—	—	932
Share issuance, stock-based compensation	—	—	47,728	3	—	—	(3)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	—	—	13,745	—	(223)	13,522
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(235)	—	(235)
Currency translation adjustment	—	—	—	—	—	—	—	—	(32,836)	311	(32,525)
BALANCE September 30, 2019	1	$—	253,607,026	$20,288	—	$—	$2,006,150	$(1,508,614)	$(253,159)	$547	$265,212

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE June 30, 2018	1	$—	252,121,007	$20,170	—	$—	$1,999,610	$(1,702,477)	$(213,434)	$48	$103,917
Stock-based compensation	—	—	—	—	—	—	3,898	—	—	—	3,898
Share issuance, stock-based compensation	—	—	714,608	57	—	—	(57)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(877)	—	—	—	(877)
Net income / (loss)	—	—	—	—	—	—	—	68,571	—	(80)	68,491
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	1,033	—	1,033
Currency translation adjustment	—	—	—	—	—	—	—	—	12,083	54	12,137
BALANCE September 30, 2018	1	$—	252,835,615	$20,227	—	$—	$2,002,574	$(1,633,906)	$(200,318)	$22	$188,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	3,059	—	—	—	3,059
Share issuance, stock-based compensation	—	—	753,472	60	—	—	(60)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(367)	—	—	—	(367)
Net income	—	—	—	—	—	—	—	69,462	—	(111)	69,351
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(4,786)	—	(4,786)
Currency translation adjustment	—	—	—	—	—	—	—	—	(31,723)	357	(31,366)
BALANCE September 30, 2019	1	$—	253,607,026	$20,288	—	$—	$2,006,150	$(1,508,614)	$(253,159)	$547	$265,212

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	6,138	—	—	—	6,138
Exercise of warrants (Note 14)	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock-based compensation	—	—	1,696,717	136	—	—	(136)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(1,630)	—	—	—	(1,630)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	101,862	—	(274)	101,588
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,895)	—	(1,895)
Currency translation adjustment	—	—	—	—	—	—	—	—	(10,985)	278	(10,707)
BALANCE September 30, 2018	1	$—	252,835,615	$20,227	—	$—	$2,002,574	$(1,633,906)	$(200,318)	$22	$188,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,351	$101,588
Adjustments to reconcile net income to net cash generated from continuing operating activities:
Income from discontinued operations, net of tax	—	(60,548)
Amortization of program rights	199,678	219,337
Depreciation and other amortization	33,524	35,609
Interest and related Guarantee Fees paid in kind	—	2,934
Loss on extinguishment of debt (Note 16)	340	415
Gain on disposal of fixed assets	(66)	(93)
Deferred income taxes	(1,543)	(249)
Stock-based compensation (Note 17)	3,059	6,138
Change in fair value of derivatives	201	869
Foreign currency exchange loss / (gain), net	3,284	2,699
Changes in assets and liabilities:
Accounts receivable, net	55,124	33,322
Accounts payable and accrued liabilities	3,829	(4,894)
Program rights	(203,271)	(221,368)
Other assets and liabilities	(1,637)	(1,096)
Accrued interest	2,908	(27,066)
Income taxes payable	(7,047)	(8,463)
Deferred revenue	11,970	16,227
VAT and other taxes payable	(1,731)	(1,599)
Net cash generated from continuing operating activities	$167,973	$93,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(15,639)	$(15,068)
Disposal of property, plant and equipment	20	41
Net cash used in continuing investing activities	$(15,619)	$(15,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(168,913)	$(270,780)
Debt transaction costs	—	(10,746)
Settlement of derivative instruments	(1,712)	—
Payment of credit facilities and finance leases	(5,106)	(3,247)
Proceeds from exercise of warrants	—	105,652
Payments of withholding tax on net share settlement of share-based compensation	(367)	(1,630)
Net cash used in continuing financing activities	$(176,098)	$(180,751)

Net cash provided by discontinued operations - operating activities	—	4,403
Net cash provided by discontinued operations - investing activities	—	100,724

Impact of exchange rate fluctuations on cash and cash equivalents	(4,133)	(2,382)
Net (decrease) / increase in cash and cash equivalents	$(27,877)	$729
CASH AND CASH EQUIVALENTS, beginning of period	62,031	58,748
CASH AND CASH EQUIVALENTS, end of period	$34,154	$59,477

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$16,955	$29,827
Cash paid for Guarantee Fees previously paid in kind	—	27,328
Cash paid for Guarantee Fees that previously could be paid in kind	—	812
Cash paid for income taxes, net of refunds	29,103	23,499

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$—	$4,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch and Curaçao holding companies. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 19, "Segment Data" for financial information by segment. Our previously held Croatian operations, which were sold on July 31, 2018, are classified as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board ("the FASB") issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and a right-of-use asset ("ROU"), with an available exception for leases with an initial term shorter than twelve months. Adoption of the guidance changes our accounting for operating leases while the accounting for our finance leases (previously called capital leases) remains substantially unchanged.
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
Recent Accounting Pronouncements Issued
In June 2016, the FASB issued new guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted for our fiscal year beginning January 1, 2019. Based on our current assessment, the guidance will primarily apply to our accounts receivable but is not expected to substantially change our procedures for estimating our bad debt expense or the anticipated results of those procedures. We expect to adopt this guidance on January 1, 2020.
In March 2019, the FASB issued new guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. The guidance further requires that an entity test a film or license agreement for program material for impairment at a film group level and under a fair value model when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, content acquired under a license agreement is not required to be separately presented on the balance sheet based on the estimated time of usage. Additional disclosures are required. The guidance is effective for our fiscal year beginning January 1, 2020 with early adoption permitted. We do not expect this guidance to significantly impact the condensed consolidated statements of operations and comprehensive income / loss, but we do anticipate the classification of all our acquired content as non-current on our condensed consolidated balance sheets. We expect to adopt this guidance on January 1, 2020.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at September 30, 2019 and December 31, 2018 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Foreign currency	(1,423)	(27,295)	(4,729)	(2,459)	—	(35,906)
Balance, September 30, 2019	27,632	494,130	71,043	47,622	—	640,427
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, September 30, 2019	$172,271	$781,675	$82,071	$47,622	$19,400	$1,103,039
Other intangible assets:
The net book values of our other intangible assets as at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$82,746	$—	$82,746	$87,356	$—	$87,356
Amortized:
Broadcast licenses	199,525	(160,051)	39,474	210,447	(162,936)	47,511
Trademarks	594	(594)	—	631	(631)	—
Customer relationships	53,059	(52,533)	526	56,024	(55,158)	866
Other	3,375	(1,740)	1,635	1,868	(1,549)	319
Total	$339,299	$(214,918)	$124,381	$356,326	$(220,274)	$136,052
Net broadcast licenses consist solely of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through its expiration date in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years. Other intangibles primarily consist of software licenses which are typically amortized on a straight-line basis over three years to five years.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	September 30, 2019	December 31, 2018
Long-term debt	$572,357	$772,339
Other credit facilities and finance leases	14,807	15,891
Total long-term debt and other financing arrangements	587,164	788,230
Less: current maturities	(6,063)	(5,545)
Total non-current long-term debt and other financing arrangements	$581,101	$782,685

Overview
Total long-term debt and credit facilities comprised the following at September 30, 2019:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$65,699	$(108)	$65,591
2023 Euro Loan	510,476	(3,710)	506,766
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$576,175	$(3,818)	$572,357

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

On January 31, 2019, and June 14, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) and EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates), respectively, of the outstanding principal balance of the 2021 Euro Loan. On September 23, 2019, we paid a further EUR 50.0 million (approximately US$ 54.9 million at September 23, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan.
At September 30, 2019, the maturity of our long-term debt and credit facilities was as follows:

2019	$—
2020	—
2021	65,699
2022	—
2023	510,476
2024 and thereafter	—
Total long-term debt and credit facilities	576,175
Debt issuance costs	(3,818)
Carrying amount of long-term debt and credit facilities	$572,357

Long-term Debt
Our long-term debt comprised the following at September 30, 2019 and December 31, 2018:

	Carrying Amount		Fair Value
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
2021 Euro Loan	$65,591	$240,296	$67,273	$233,058
2023 Euro Loan	506,766	532,043	527,315	502,617
	$572,357	$772,339	$594,588	$735,675

The estimated fair values of the Euro Loans (as defined below) as at September 30, 2019 and December 31, 2018 were determined using the average yield curve of comparable bonds with equivalent credit ratings which is a Level 2 input as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

2021 Euro Loan
As at September 30, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 60.3 million (approximately US$ 65.7 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at September 30, 2019, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2021 Euro Loan matures on November 1, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. From April 26, 2020, the 2021 Euro Loan may be refinanced at our option. The 2021 Euro Loan is a senior unsecured obligation of CME Ltd. and is unconditionally guaranteed by CME Media Enterprises B.V. ("CME BV") and by Warner Media, LLC ("Warner Media") and certain of its subsidiaries.
2023 Euro Loan
As at September 30, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 510.5 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at September 30, 2019, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.50%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
Our consolidated net leverage as at September 30, 2019 and December 31, 2018 was 2.5x and 3.5x, respectively. For the three and nine months ended September 30, 2019 and 2018, we recognized US$ 3.2 million and US$ 10.5 million; and US$ 5.2 million and US$ 22.5 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.31%	(1)	1.66%	3.25%
2023 Euro Loan	1.28%		0.28%	(2)	1.94%	3.50%
2023 Revolving Credit Facility (if drawn)	5.34%	(3)	—%		—%	5.34%

(1)
Effective until November 1, 2019. From November 1, 2019 through maturity on November 1, 2021, the rate fixed pursuant to interest rate hedges will increase to 0.47%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.25% if our net leverage ratio remains unchanged.

(2)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.50% if our net leverage ratio remains unchanged.

(3)	Based on the three-month LIBOR of 2.09% as at September 30, 2019.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at September 30, 2019.
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
As at September 30, 2019, the following spreads were applicable:

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
Other Credit Facilities and Finance Lease Obligations
Cash Pooling
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V. (“ING”), which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited. As at September 30, 2019, we had deposits of US$ 17.8 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2018, we had deposits of US$ 36.8 million in and no drawings on the BMG cash pool.
Factoring Arrangements
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 475.0 million (approximately US$ 20.0 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.
Under a factoring framework agreement with Factoring KB, a.s., up to CZK 270.0 million (approximately US$ 11.4 million) from certain customers in the Czech Republic may be factored on a non-recourse basis. The facility has a factoring fee of 0.11% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding up to a maximum of 60 days from the due date.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

As at September 30, 2019 and December 31, 2018, we had no outstanding liability balances on any of our factoring arrangements.
Finance Leases
For additional information on finance leases, see Note 11, "Leases".
5.    PROGRAM RIGHTS
Program rights comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Program rights:
Acquired program rights, net of amortization	$135,753	$153,761
Less: current portion of acquired program rights	(73,369)	(77,624)
Total non-current acquired program rights	62,384	76,137
Produced program rights – Feature Films:
Released, net of amortization	525	653
Produced program rights – Television Programs:
Released, net of amortization	54,910	55,220
Completed and not released	18,394	8,347
In production	32,100	30,904
Development and pre-production	427	610
Total produced program rights	106,356	95,734
Total non-current acquired program rights and produced program rights	$168,740	$171,871

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Third-party customers	$140,095	$203,068
Less: allowance for bad debts and credit notes	(9,311)	(9,697)
Total accounts receivable	$130,784	$193,371

7.    OTHER ASSETS
Other current and non-current assets comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Current:
Prepaid acquired programming	$24,317	$29,918
Other prepaid expenses	13,106	9,119
VAT recoverable	2,051	1,702
Other	1,861	328
Total other current assets	$41,335	$41,067

	September 30, 2019	December 31, 2018
Non-current:
Capitalized debt costs (Note 4)	$7,587	$9,660
Deferred tax	2,279	2,411
Operating lease - right-of-use asset (Note 11)	10,671	—
Other	901	337
Total other non-current assets	$21,438	$12,408

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Land and buildings	$96,230	$100,574
Machinery, fixtures and equipment	202,868	206,491
Other equipment	34,484	35,022
Software	66,815	68,239
Construction in progress	1,241	4,663
Total cost	401,638	414,989
Less: accumulated depreciation	(297,085)	(297,385)
Total net book value	$104,553	$117,604

Assets held under finance leases (included in the above)
Land and buildings	$3,794	$3,989
Machinery, fixtures and equipment	28,027	25,414
Total cost	31,821	29,403
Less: accumulated depreciation	(13,810)	(10,705)
Total net book value	$18,011	$18,698

The movement in the net book value of property, plant and equipment during the nine months ended September 30, 2019 and 2018 was comprised of:

	For the Nine Months Ended September 30,
	2019	2018
Opening balance	$117,604	$119,349
Additions (1)	17,723	23,777
Disposals	(18)	(34)
Depreciation	(24,625)	(25,150)
Foreign currency movements	(6,131)	(3,748)
Ending balance	$104,553	$114,194

(1)	Includes assets acquired under finance leases of US$ 3.5 million and US$ 9.5 million for the nine months ended September 30, 2019 and 2018, respectively.
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$53,692	$48,708
Related party accounts payable	79	292
Programming liabilities	12,713	16,072
Related party programming liabilities	9,877	12,171
Duties and other taxes payable	7,382	9,014
Accrued staff costs	16,848	17,425
Accrued interest payable	2,004	2,456
Related party accrued interest payable (including Guarantee Fees)	4,829	1,749
Income taxes payable	4,566	10,415
Other accrued liabilities	2,953	2,166
Total accounts payable and accrued liabilities	$114,943	$120,468

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Current:
Deferred revenue	$20,404	$9,906
Legal provisions	673	1,978
Operating lease liability (Note 11)	2,969	—
Other	239	1,795
Total other current liabilities	$24,285	$13,679

	September 30, 2019	December 31, 2018
Non-current:
Deferred tax	$19,829	$22,545
Derivative instruments	13,055	9,817
Operating lease liability (Note 11)	7,658	—
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Other	4,200	1,466
Total other non-current liabilities	$78,207	$67,293

During the three and nine months ended September 30, 2019 and 2018, we recognized revenue of US$ 1.8 million and US$ 7.4 million; and US$ 1.3 million and US$ 5.4 million, which was deferred as at December 31, 2018 and 2017, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

11.    LEASES
We enter into operating and finance leases for offices, production and related facilities, cars and certain equipment. Our leases have remaining lease terms up to ten years.
The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Operating lease cost:
Short-term operating lease cost	$1,354	$4,166
Long-term operating lease cost	1,147	3,446
Total operating lease cost	$2,501	$7,612

Finance lease cost:
Amortization of right-of-use asset	$1,600	$4,319
Interest on lease liabilities	80	276
Total finance lease cost	$1,680	$4,595

The classification of cash flows related to our leases for the nine months ended September 30, 2019 was as follows:

For the Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,371
Operating cash flows from finance leases	288
Financing cash flows from finance leases	5,106

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,184
Finance leases	3,520

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our current and non-current assets and liabilities related to our leasing arrangements comprised the following at September 30, 2019:

September 30, 2019
Operating Leases
Operating lease right-of-use-assets, gross	$13,452
Accumulated amortization	(2,781)
Operating lease right-of-use-assets, net	$10,671

Other current liabilities	$2,969
Other non-current liabilities	7,658
Total operating lease liabilities	$10,627

Finance Leases
Property, plant and equipment, gross	$31,821
Accumulated depreciation	(13,810)
Property, plant and equipment, net	$18,011

Current portion of long-term debt and other financing arrangements	$6,063
Long-term debt and other financing arrangements	8,744
Total finance lease liabilities	$14,807

Weighted Average Remaining Lease Term	Years
Operating leases	5.2
Finance leases	2.7

Weighted Average Discount Rate	Discount Rate
Operating leases	4.77%
Finance leases	2.07%

Our lease liabilities had the following maturities at September 30, 2019:

	Operating Leases	Finance Leases
2019	$2,051	$1,636
2020	2,134	6,194
2021	2,360	4,792
2022	1,600	2,143
2023	1,334	459
2024 and thereafter	2,649	—
Total undiscounted payments	12,128	15,224
Less: amount representing interest	(1,501)	(417)
Present value of net minimum lease payments	$10,627	$14,807

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
As at September 30, 2019 each instrument is fully designated as a cash flow hedge. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at September 30, 2019
November 10, 2015	3	EUR	60,335	November 1, 2019	Interest rate hedge underlying 2021 Euro Loan	$(19)
April 26, 2018	3	EUR	60,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan, forward starting on November 1, 2019	$(618)
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(1,973)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(10,464)

Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) / gain on interest rate swaps	(165)	67	(201)	(1,262)
Change in fair value of derivatives	$(165)	$67	$(201)	$(1,262)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at September 30, 2019 and December 31, 2018. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at September 30, 2019 and December 31, 2018, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of September 30, 2019, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at September 30, 2019, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.

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
14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at September 30, 2019 and December 31, 2018.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at September 30, 2019 and December 31, 2018. The Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at September 30, 2019 and December 31, 2018 (see Note 13, "Convertible Redeemable Preferred Shares"). As of September 30, 2019, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at September 30, 2019 and December 31, 2018. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 253.6 million and 252.9 million shares of Class A common stock outstanding at September 30, 2019 and December 31, 2018, respectively, and no shares of Class B common stock outstanding at September 30, 2019 or December 31, 2018.
As at September 30, 2019, TW Investor owns 64.0% of the outstanding shares of Class A common stock. In connection with the exercise of warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote the approximately 100.9 million shares of Class A common stock received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year from that date. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.3% voting interest in the Company.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three and nine months ended September 30, 2019 and 2018 comprised the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
BALANCE, beginning of period	$(220,088)	$(213,434)	$(216,650)	$(187,438)

Currency translation adjustment, net
Balance, beginning of period	$(206,555)	$(207,324)	$(207,668)	$(184,256)
Foreign exchange (loss) / gain on intercompany loans (1)	(2,966)	4,894	(710)	1,370
Foreign exchange loss on the Series B Preferred Shares	(11,882)	(1,902)	(13,533)	(9,579)
Currency translation adjustments	(17,988)	9,091	(17,480)	(2,776)
Balance, end of period	$(239,391)	$(195,241)	$(239,391)	$(195,241)

Unrealized loss on derivative instruments designated as hedging instruments
Balance, beginning of period	$(13,533)	$(6,110)	$(8,982)	$(3,182)
Change in the fair value of hedging instruments	(840)	480	(6,242)	(5,115)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value of hedging instruments reclassified to interest expense	440	553	1,291	1,784
Changes in fair value of hedging instruments reclassified to other non-operating income / expense, net	165	—	165	1,436
Balance, end of period	$(13,768)	$(5,077)	$(13,768)	$(5,077)

BALANCE, end of period	$(253,159)	$(200,318)	$(253,159)	$(200,318)

(1)	Represents foreign exchange gains and losses on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.
15.    INTEREST EXPENSE
Interest expense comprised the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on long-term debt and other financing arrangements	$7,201	$9,070	$21,451	$36,585
Amortization of capitalized debt issuance costs	836	907	2,563	3,621
Total interest expense	$8,037	$9,977	$24,014	$40,206

We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 17.0 million and US$ 30.6 million during the nine months ended September 30, 2019 and 2018, respectively. In addition, we paid US$ 27.3 million of accrued Guarantee Fees during the nine months ended September 30, 2018, which we had previously elected to pay in kind.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$80	$142	$347	$549
Foreign currency exchange (loss) / gain, net	(3,869)	1,363	(4,791)	(481)
Change in fair value of derivatives (Note 12)	(165)	67	(201)	(1,262)
Loss on extinguishment of debt	(105)	(127)	(340)	(415)
Other income, net	96	129	162	465
Total other non-operating (expense) / income, net	$(3,963)	$1,574	$(4,823)	$(1,144)

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
For the three and nine months ended September 30, 2019 and 2018, we recognized charges for stock-based compensation of US$ 0.9 million and US$ 3.1 million; and US$ 3.9 million and US$ 6.1 million respectively, presented as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss. Share-based compensation expense recognized during the three and nine months ended September 30, 2018 includes US$ 2.9 million related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the nine months ended September 30, 2019. The summary of stock options outstanding as at September 30, 2019 and December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,011,392	$2.32	6.58	$916
Outstanding at September 30, 2019	2,011,392	2.32	5.83	4,375
Vested and expected to vest	2,011,392	2.32	5.83	4,375
Exercisable at September 30, 2019	1,908,544	$2.32	5.80	$4,165

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At September 30, 2019, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the third quarter of 2019 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at September 30, 2019. This amount changes based on the fair value of our Class A common stock. As at September 30, 2019, there was US$ 0.1 million of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 0.44 years with all options vesting by March 2020.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at September 30, 2019 and December 31, 2018:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	1,996,355	$3.68
Granted	1,191,586	3.57
Vested	(855,260)	3.49
Unvested at September 30, 2019	2,332,681	$3.69

The intrinsic value of unvested RSUs was US$ 10.5 million as at September 30, 2019. Total unrecognized compensation cost related to unvested RSUs as at September 30, 2019 was US$ 6.8 million and is expected to be recognized over a weighted-average period of 2.4 years.
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
On December 4, 2018, the 2018 PRSU Award was granted with unlevered free cash flow and OIBDA targets corresponding to two, three and four-year performance periods ending December 31, 2020, 2021 and 2022, respectively. The maximum achievement under the 2018 PRSU Award is 200% of the shares allotted to the corresponding target. There was no PRSU activity during the nine months ended September 30, 2019 and we have not recognized any related compensation cost to date.

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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$13,522	$10,609	$69,351	$41,040
Net loss attributable to noncontrolling interests	223	80	111	274
Less: preferred share accretion paid in kind (Note 13)	—	—	—	(4,777)
Less: income allocated to Series B Preferred Shares	(4,063)	(3,168)	(20,549)	(12,243)
Income from continuing operations available to common shareholders, net of noncontrolling interest	9,682	7,521	48,913	24,294
Income from discontinued operations, net of tax	—	57,882	—	60,548
Less income allocated to Series B Preferred Shares	—	(17,156)	—	(20,290)
Net income attributable to CME Ltd. available to common shareholders — basic	9,682	48,247	48,913	64,552

Effect of dilutive securities
Dilutive effect of employee stock options, RSUs and Series B Preferred Shares	18	60	77	3,202
Net income attributable to CME Ltd. available to common shareholders — diluted	$9,700	$48,307	$48,990	$67,754

Weighted average outstanding shares of common stock — basic (1)	264,833	263,829	264,536	219,267
Dilutive effect of employee stock options, RSUs and common stock warrants	1,696	1,111	1,404	35,998
Weighted average outstanding shares of common stock — diluted	266,529	264,940	265,940	255,265

Net income per share:
Continuing operations — basic	$0.04	$0.03	$0.18	$0.11
Continuing operations — diluted	0.04	0.03	0.18	0.10
Discontinued operations — basic	—	0.15	—	0.18
Discontinued operations — diluted	—	0.15	—	0.17
Attributable to CME Ltd. — basic	0.04	0.18	0.18	0.29
Attributable to CME Ltd. — diluted	0.04	0.18	0.18	0.27

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

Weighted-average equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive for the periods presented but may be dilutive in future periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
RSUs	502	1,004	1,234	1,004
Total	502	1,004	1,234	1,004

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
We evaluate our consolidated results and the performance of our segments based on net revenues and OIBDA (as defined below). We believe OIBDA is useful to investors because it provides a meaningful representation of our performance as it excludes certain items that either do not impact our cash flows or do not impact the operating results of our operations. OIBDA is also used as a component in determining management bonuses.
OIBDA includes amortization and impairment of program rights and is calculated as operating income / loss before depreciation, amortization of intangible assets, impairments of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance.
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the three and nine months ended September 30, 2019 and 2018 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at September 30, 2019 and December 31, 2018 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Bulgaria	$16,062	$16,348	$57,962	$59,208
Czech Republic	46,857	45,489	161,552	158,051
Romania	39,684	41,128	126,856	136,683
Slovak Republic	22,146	20,867	70,791	70,590
Slovenia	14,368	13,586	54,494	53,483
Intersegment revenues (1)	(266)	(380)	(2,646)	(2,360)
Total net revenues	$138,851	$137,038	$469,009	$475,655

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Bulgaria	$2,430	$4,481	$16,439	$13,084
Czech Republic	17,505	15,388	64,745	59,009
Romania	16,941	15,607	59,717	58,696
Slovak Republic	7,071	5,032	17,355	10,041
Slovenia	3,816	2,158	14,960	12,010
Elimination	(7)	(15)	17	18
Total operating segments	47,756	42,651	173,233	152,858
Corporate	(6,345)	(6,884)	(20,423)	(20,922)
Total OIBDA	41,411	35,767	152,810	131,936
Depreciation of property, plant and equipment	(8,245)	(8,202)	(24,625)	(25,150)
Amortization of broadcast licenses and other intangibles	(2,029)	(2,216)	(6,336)	(6,839)
Other items (1)	(354)	(3,152)	(2,967)	(3,152)
Operating income	30,783	22,197	118,882	96,795
Interest expense (Note 15)	(8,037)	(9,977)	(24,014)	(40,206)
Other non-operating (expense) / income, net (Note 16)	(3,963)	1,574	(4,823)	(1,144)
Income before tax	$18,783	$13,794	$90,045	$55,445

(1)
Other items during the three and nine months ended September 30, 2019 reflects costs relating to our strategic review, primarily financial and professional fees. Other items during the three and nine months ended September 30, 2018 consists solely of expense related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Total assets: (1)	September 30, 2019	December 31, 2018
Bulgaria	$129,160	$142,165
Czech Republic	708,404	771,286
Romania	263,825	297,937
Slovak Republic	137,321	146,252
Slovenia	76,963	89,440
Total operating segments	1,315,673	1,447,080
Corporate	23,508	41,281
Total assets	$1,339,181	$1,488,361

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Nine Months Ended September 30,
	2019	2018
Bulgaria	$4,738	$2,939
Czech Republic	4,555	5,450
Romania	2,234	2,009
Slovak Republic	1,087	1,210
Slovenia	2,769	2,970
Total operating segments	15,383	14,578
Corporate	256	490
Total capital expenditures	$15,639	$15,068

Long-lived assets: (1)	September 30, 2019	December 31, 2018
Bulgaria	$12,734	$10,627
Czech Republic	33,773	39,314
Romania	28,236	33,368
Slovak Republic	14,643	16,376
Slovenia	13,919	15,955
Total operating segments	103,305	115,640
Corporate	1,248	1,964
Total long-lived assets	$104,553	$117,604

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following for the three and nine months ended September 30, 2019 and 2018:

Consolidated revenue by type:	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Television advertising	$103,430	$103,574	$361,661	$373,542
Carriage fees and subscriptions	29,568	28,168	88,357	85,044
Other	5,853	5,296	18,991	17,069
Total net revenues	$138,851	$137,038	$469,009	$475,655

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
(Unaudited)

20.    COMMITMENTS AND CONTINGENCIES
Commitments
Programming Rights Agreements and Other Commitments
At September 30, 2019, we had total commitments of US$ 81.7 million (December 31, 2018: US$ 62.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments
2019	$6,133	$4,131
2020	37,074	10,087
2021	20,542	5,447
2022	16,593	5,437
2023	732	5,630
2024 and thereafter	618	—
Total	$81,692	$30,732

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
Two of the notes, each of which purportedly has a face value of approximately EUR 8.3 million, allegedly matured in 2015. The other two notes, which were purportedly issued in blank, had the amount of approximately EUR 26.2 million inserted on each of them by Mr. Kocner or someone associated with him in mid-2016, shortly before their alleged maturity. The four notes accrue interest from their purported maturity dates. Although Mr. Rusko has asserted in testimony in the civil proceedings that he signed the notes in June 2000, we do not believe that the notes were signed in June 2000 or that any of the notes are authentic.
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the "First PN Case"), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) (the “Fourth PN Case”) were initially terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
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
On June 20, 2018, the Special Prosecutor’s Office issued a decision to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification, and illegal production of money and securities and with obstruction or perversion of justice. Following this decision, Mr. Kocner has been taken into pre-trial custody by the Slovak authorities, where he has remained. Subsequently, the Special Prosecutor’s Office has charged Mr. Kocner’s long-time associate, who received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
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
On March 25, 2019, Markiza filed a complaint with the Slovak Constitutional Court in respect of the appellate court decision in the Second PN Case, which was accepted on October 2, 2019.
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
Accordingly, civil proceedings in respect of all four promissory notes have now been suspended until a final and enforceable decision is rendered in the criminal proceedings. Criminal proceedings commenced in July 2019 and are ongoing. The Special Criminal Court overseeing the criminal proceedings has scheduled hearing dates into December 2019.
In the event any of the civil proceedings are not dismissed as a result of the successful conclusion of the criminal proceedings, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
21.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.3% voting interest in CME Ltd. (see Note 14, "Equity") as at September 30, 2019, as material related party transactions.
AT&T

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$5,462	$5,931	$15,097	$17,419
Interest expense	4,175	6,332	13,544	26,583

	September 30, 2019	December 31, 2018
Programming liabilities	$9,877	$12,171
Other accounts payable and accrued liabilities	79	292
Accrued interest payable (1)	4,829	1,749
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees for which we had previously made an election to pay in kind.

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
The exchange rates used in this report are as at September 30, 2019, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of changes in global and regional economic conditions; the effect of ending the quantitative easing program implemented by the European Central Bank; the economic, political and monetary impacts of Brexit in our markets; the outcome of our strategic review and its impact on our business; the impact of changes in local tax legislation; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations.
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
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and nine months ended September 30, 2019 and 2018.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Net revenues	$138,851	$137,038	1.3%	7.3%	$469,009	$475,655	(1.4)%	5.7%
Operating income	30,783	22,197	38.7%	48.7%	118,882	96,795	22.8%	32.1%
Operating margin	22.2%	16.2%	6.0 p.p.	6.2 p.p.	25.3%	20.3%	5.0 p.p.	5.0 p.p.
OIBDA	$41,411	$35,767	15.8%	23.2%	$152,810	$131,936	15.8%	24.2%
OIBDA margin	29.8%	26.1%	3.7 p.p.	3.8 p.p.	32.6%	27.7%	4.9 p.p.	4.9 p.p.
Our consolidated net revenues increased at actual rates in the third quarter, but decreased at actual rates in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Net revenues increased at constant rates in both the three and nine months ended September 30, 2019 compared to the corresponding periods in 2018, due to increases in both television advertising revenues and carriage fees and subscription revenues. Television advertising spending overall in the markets of the countries in which we operate increased an estimated 3% at constant rates in the first nine months of 2019 compared to 2018. Our television advertising revenues decreased 3% at actual rates, but increased 4% at constant rates during the same period, as all of our businesses have seen growth in average prices this year. Carriage fees and subscription revenues increased 4% at actual rates and 11% at constant rates in the first nine months of 2019 as the subscriber base continued to grow and average prices increased.
Costs charged in arriving at OIBDA in the third quarter decreased 4% at actual rates, but increased 2% at constant rates compared to the corresponding period in 2018. Content costs increased 3% at constant rates due to higher costs from changes to the mix of programming in the schedules in Bulgaria and the Slovak Republic, which was partially offset by more cost-effective foreign programming in the Czech Republic, Romania and Slovenia. In the first nine months of 2019, costs charged in arriving at OIBDA decreased 8% at actual rates and 1% at constant rates compared to the corresponding period in 2018, due primarily to a 2% decrease in content costs resulting from savings in the spring season this year.

Index

We saw a successful start to the fall season during the third quarter, leading to an increase in prime time audience share in each of our country operations in the period. Our focus remains on efficient spending for programming to achieve an unrivaled audience leadership position in each market. Our ability to monetize that reach provides the resources necessary to continue investing in high quality local content.
Since we continue to focus on controlling costs, the growth in net revenues increased our OIBDA margin in the three and nine months ended September 30, 2019 compared to the same periods in 2018. This dynamic also drove an increase in operating income, and improvement in the operating margin. We expect this trend of margin expansion to continue for the full year, albeit at a slower pace compared to the first nine months of 2019.
Improving Capital Structure
On September 23, 2019, we used cash generated by the business to repay EUR 50.0 million (approximately US$ 54.9 million at September 23, 2019 rates) of the outstanding principal balance of the 2021 Euro Loan. Combined with the additional debt payments made in January and June, we have paid a total of EUR 150.0 million (approximately US$ 168.9 million at transaction date rates) of the 2021 Euro Loan in the first nine months of 2019. Following these payments, there is now EUR 60.3 million (approximately US$ 65.7 million at September 30, 2019 rates) outstanding on our nearest debt maturity in November 2021.
The lower balance of gross debt, together with improved financial results in the first nine months of 2019, reduced our net leverage ratio to 2.5x at the end of September, down from 3.5x at the start of the year.
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
Free Cash Flow and Unlevered Free Cash Flow

	For the Nine Months Ended September 30, (US$ 000's)
	2019	2018	Movement
Net cash generated from continuing operating activities	$167,973	$93,762	79.1%
Capital expenditures, net	(15,619)	(15,027)	3.9%
Other items (1)	1,242	—	NM (2)
Free cash flow	153,596	78,735	95.1%
Cash paid for interest (including Guarantee Fees)	16,955	29,827	(43.2)%
Cash paid for Guarantee Fees previously paid in kind	—	27,328	(100.0)%
Cash paid for Guarantee Fees that previously could be paid in kind	—	812	(100.0)%
Unlevered free cash flow	$170,551	$136,702	24.8%

(1)	Reflects costs relating to our strategic review, primarily financial and professional fees.

(2)	Number is not meaningful.

(US$ 000's)	September 30, 2019	December 31, 2018	Movement
Cash and cash equivalents	$34,154	$62,031	(44.9)%
Unlevered free cash flow increased during the nine months ended September 30, 2019 compared to the same period in 2018, due to higher cash collections from improved operating performance. We also paid less for programming, which was partially offset by higher payments for income taxes. Net cash generated from continuing operating activities also benefited from lower cash paid for interest and Guarantee Fees, which was partially offset by payments related to the strategic review.

Index

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in our countries for the nine months ended September 30, 2019:

	For the Nine Months Ended September 30, 2019
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	3.6%	3.0%	(0.8)%
Czech Republic	2.6%	2.8%	5.7%
Romania*	4.1%	5.7%	(0.6)%
Slovak Republic	2.9%	1.9%	6.5%
Slovenia	3.0%	3.0%	(0.4)%
Total CME Ltd. Markets	3.2%	3.6%	2.8%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, in the first nine months of 2019 we estimate that GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe, a trend that has been ongoing for more than four years. Overall growth is lower than the same period in 2018, as exports have weakened slightly in certain countries, which is reported to be connected to a slowdown in the German economy, and uncertainty around the impact of tariffs on global trade as well as the final terms under which the UK will exit the EU. However, domestic private consumption remains generally robust, supported by historically low unemployment and higher average wages, and analysts forecast this level of overall growth will be sustained for the duration of 2019.
We estimate that the TV advertising markets in the countries in which we operate increased overall by 3% on average at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018. In Bulgaria, the market declined slightly, as lower average market prices more than offset a slight increase in gross ratings points ("GRPs") sold. In both the Czech and Slovak Republics average market prices increased significantly, which was partially offset by selling fewer GRPs. Growth in the Slovak Republic also reflected additional government spending on informational campaigns. The market decline in Romania reflected reduced spending by advertisers, primarily in the first quarter of 2019, who were directly impacted by new incremental taxes imposed early in 2019 on certain sectors of the economy, including telecommunications and banking. However, the decline in Romania from selling fewer GRPs overall in the first nine months of the year was mostly offset by higher average market prices. In Slovenia, fewer GRPs were sold due to lower spending by larger multinationals and telecommunications operators, which was mostly offset by higher average market prices, reflecting more spending from smaller advertisers.
We expect the overall trend of higher spending on television advertising to continue for the remainder of 2019, supported by a forecast of strong growth in real private consumption for the year. In Romania, we anticipate additional spending on advertising in the fourth quarter by advertisers who were directly impacted by the new incremental taxes imposed early in 2019, which will result in full year growth for both the television advertising market and our television advertising revenues.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Bulgaria	$16,062	$16,348	(1.7)%	3.2%	$57,962	$59,208	(2.1)%	4.1%
Czech Republic	46,857	45,489	3.0%	8.9%	161,552	158,051	2.2%	9.4%
Romania	39,684	41,128	(3.5)%	3.3%	126,856	136,683	(7.2)%	0.6%
Slovak Republic	22,146	20,867	6.1%	11.7%	70,791	70,590	0.3%	6.8%
Slovenia	14,368	13,586	5.8%	11.2%	54,494	53,483	1.9%	8.5%
Intersegment revenues	(266)	(380)	NM (1)	NM (1)	(2,646)	(2,360)	NM (1)	NM (1)
Total net revenues	$138,851	$137,038	1.3%	7.3%	$469,009	$475,655	(1.4)%	5.7%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Bulgaria	$2,430	$4,481	(45.8)%	(43.1)%	$16,439	$13,084	25.6%	32.6%
Czech Republic	17,505	15,388	13.8%	21.0%	64,745	59,009	9.7%	17.2%
Romania	16,941	15,607	8.5%	16.0%	59,717	58,696	1.7%	10.2%
Slovak Republic	7,071	5,032	40.5%	48.2%	17,355	10,041	72.8%	83.0%
Slovenia	3,816	2,158	76.8%	86.2%	14,960	12,010	24.6%	32.8%
Eliminations	(7)	(15)	NM (1)	NM (1)	17	18	NM (1)	NM (1)
Total operating segments	47,756	42,651	12.0%	18.9%	173,233	152,858	13.3%	21.5%
Corporate	(6,345)	(6,884)	7.8%	3.0%	(20,423)	(20,922)	2.4%	(4.3)%
Consolidated OIBDA	$41,411	$35,767	15.8%	23.2%	$152,810	$131,936	15.8%	24.2%

(1)	Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$9,498	$10,071	(5.7)%	(0.9)%	$38,039	$40,051	(5.0)%	1.1%
Carriage fees and subscriptions	5,479	5,267	4.0%	9.3%	16,083	15,775	2.0%	8.3%
Other	1,085	1,010	7.4%	13.0%	3,840	3,382	13.5%	20.6%
Net revenues	16,062	16,348	(1.7)%	3.2%	57,962	59,208	(2.1)%	4.1%
Costs charged in arriving at OIBDA	13,632	11,867	14.9%	20.8%	41,523	46,124	(10.0)%	(4.0)%
OIBDA	$2,430	$4,481	(45.8)%	(43.1)%	$16,439	$13,084	25.6%	32.6%

OIBDA margin	15.1%	27.4%	(12.3) p.p.	(12.4) p.p.	28.4%	22.1%	6.3 p.p.	6.1 p.p.
We estimate the television advertising market in Bulgaria declined 1% at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018.
Our television advertising revenues decreased on a constant currency basis in the third quarter due to lower sponsorship and product placement. In the first nine months of 2019, television advertising revenues increased on a constant currency basis and outperformed the market as an increase in our average prices more than offset selling fewer GRPs. Carriage fees and subscription revenues increased in the quarter- and year-to-date periods due primarily to price inflation in existing contracts.
On a constant currency basis, costs charged in arriving at OIBDA increased in the third quarter due to higher content costs. The start of the fall season included more entertainment formats compared to the schedule in 2018 and such costs, together with higher charges related to foreign fiction programming, exceeded the savings from not continuing to broadcast last year's very successful locally produced telenovela. In the first nine months of 2019, lower bad debt charges, together with lower costs for local production in the first half of the year and a planned reduction in the volume of sports rights, resulted in a decrease in costs charged in arriving at OIBDA for the year-to-date period.

Czech Republic

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$40,065	$39,530	1.4%	7.2%	$139,815	$138,920	0.6%	7.7%
Carriage fees and subscriptions	4,406	4,004	10.0%	15.9%	13,007	11,847	9.8%	17.2%
Other	2,386	1,955	22.0%	29.0%	8,730	7,284	19.9%	28.0%
Net revenues	46,857	45,489	3.0%	8.9%	161,552	158,051	2.2%	9.4%
Costs charged in arriving at OIBDA	29,352	30,101	(2.5)%	2.8%	96,807	99,042	(2.3)%	4.7%
OIBDA	$17,505	$15,388	13.8%	21.0%	$64,745	$59,009	9.7%	17.2%

OIBDA margin	37.4%	33.8%	3.6 p.p.	3.8 p.p.	40.1%	37.3%	2.8 p.p.	2.7 p.p.
The television advertising market in the Czech Republic increased an estimated 6% at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the third quarter and first nine months of 2019 primarily due to our higher average prices. Carriage fees and subscription revenues increased on a constant currency basis in the quarter- and year-to-date periods due to price inflation in existing contracts as well as an increase in the number of subscribers.
Costs charged in arriving at OIBDA increased at constant rates in the third quarter due to higher licensing costs and staff costs, including additional personnel to support our digital initiatives, which were partially offset by lower content costs from broadcasting more cost-effective foreign programming compared to the schedule in 2018. The increase in costs in the first nine months of 2019 also reflected marketing activities in the first quarter to celebrate the 25th anniversary of TV Nova broadcasting in the Czech Republic.

Index

Romania

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$27,318	$28,485	(4.1)%	2.7%	$90,421	$98,712	(8.4)%	(0.6)%
Carriage fees and subscriptions	11,189	11,462	(2.4)%	4.5%	33,372	34,846	(4.2)%	3.7%
Other	1,177	1,181	(0.3)%	6.0%	3,063	3,125	(2.0)%	5.5%
Net revenues	39,684	41,128	(3.5)%	3.3%	126,856	136,683	(7.2)%	0.6%
Costs charged in arriving at OIBDA	22,743	25,521	(10.9)%	(4.5)%	67,139	77,987	(13.9)%	(6.6)%
OIBDA	$16,941	$15,607	8.5%	16.0%	$59,717	$58,696	1.7%	10.2%

OIBDA margin	42.7%	37.9%	4.8 p.p.	4.7 p.p.	47.1%	42.9%	4.2 p.p.	4.1 p.p.
The television advertising market in Romania declined 1% at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased at constant rates in the third quarter due to a significant increase in our average prices, which was mostly offset by selling fewer GRPs from less inventory available to sell. In the first nine months of 2019 our television advertising revenues were broadly flat as an increase in average prices was mostly offset by reduced spending by advertisers, primarily in the first quarter of 2019, who were directly impacted by new incremental taxes imposed early in 2019 on certain sectors of the economy, including telecommunications and banking. We anticipate additional spending on advertising in the fourth quarter from these advertisers will result in full year growth for both the television advertising market and our television advertising revenues. Carriage fees and subscription revenues increased on a constant currency basis in the quarter- and year-to-date periods primarily due to an increase in the average number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased during the third quarter and first nine months of 2019 primarily due to a decrease in content costs as we utilized fewer hours and more cost-effective foreign content. Costs were also lower in the first nine months of 2019 from fewer sport rights in the first half of the year since we no longer broadcast UEFA Champions League matches.

Slovak Republic

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$19,126	$17,929	6.7%	12.4%	$60,575	$61,067	(0.8)%	5.6%
Carriage fees and subscriptions	2,186	2,080	5.1%	10.4%	6,749	6,516	3.6%	10.1%
Other	834	858	(2.8)%	1.7%	3,467	3,007	15.3%	22.5%
Net revenues	22,146	20,867	6.1%	11.7%	70,791	70,590	0.3%	6.8%
Costs charged in arriving at OIBDA	15,075	15,835	(4.8)%	0.2%	53,436	60,549	(11.7)%	(6.0)%
OIBDA	$7,071	$5,032	40.5%	48.2%	$17,355	$10,041	72.8%	83.0%

OIBDA margin	31.9%	24.1%	7.8 p.p.	7.8 p.p.	24.5%	14.2%	10.3 p.p.	10.2 p.p.
The television advertising market in the Slovak Republic increased an estimated 7% at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the third quarter due to an increase in our average prices and selling more GRPs, including additional spending on government informational campaigns. In the first nine months of 2019, the higher average prices and additional spending on government informational campaigns was partially offset by selling fewer GRPs and less product placement in the first half of the year. Carriage fees and subscriptions revenue increased in the third quarter and first nine months of 2019 from higher prices in new contracts in effect from the start of 2019.
On a constant currency basis, costs charged in arriving at OIBDA were flat in the third quarter as slightly higher investment in both foreign fiction and local productions was offset by savings from professional fees and lower transmission costs. Costs decreased in the first nine months of 2019 due to lower content costs from broadcasting fewer locally produced formats in the spring season of 2019 and a decrease in professional fees.

Index

Slovenia

	For the Three Months Ended September 30, (US$ 000's)				For the Nine Months Ended September 30, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2019	2018	% Act	% Lfl
Television advertising	$7,423	$7,559	(1.8)%	3.4%	$32,811	$34,792	(5.7)%	0.5%
Carriage fees and subscriptions	6,308	5,355	17.8%	23.7%	19,146	16,060	19.2%	26.7%
Other	637	672	(5.2)%	(0.3)%	2,537	2,631	(3.6)%	2.5%
Net revenues	14,368	13,586	5.8%	11.2%	54,494	53,483	1.9%	8.5%
Costs charged in arriving at OIBDA	10,552	11,428	(7.7)%	(2.9)%	39,534	41,473	(4.7)%	1.4%
OIBDA	$3,816	$2,158	76.8%	86.2%	$14,960	$12,010	24.6%	32.8%

OIBDA margin	26.6%	15.9%	10.7 p.p.	10.7 p.p.	27.5%	22.5%	5.0 p.p.	5.1 p.p.
The television advertising market in Slovenia was broadly flat at constant rates in the nine months ended September 30, 2019 compared to the same period in 2018.
Our television advertising revenues increased on a constant currency basis in the third quarter, when we saw a positive impact from broadcasting the European Volleyball Championships, which included additional sponsorship. Our television advertising revenues in the first nine months of 2019 were broadly flat, as the increased spending in the third quarter was mostly offset by lower spending from larger multinationals and telecommunications operators in the first half of 2019. Carriage fees and subscription revenues increased in the third quarter and first nine months of 2019 due to price inflation in existing agreements, and the year-to-date period also benefited from additional subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the third quarter from lower content costs, due to more cost-effective foreign programming being broadcast in the summer compared to the schedule last year. Costs charged in arriving at OIBDA increased in the first nine months of 2019 because the increase in the cost of content broadcast in the first quarter of 2019 more than offset the savings from foreign programming during the second and third quarters of this year.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended September 30, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Revenue:
Television advertising	$103,430	$103,574	(0.1)%	5.8%
Carriage fees and subscriptions	29,568	28,168	5.0%	11.2%
Other revenue	5,853	5,296	10.5%	16.7%
Net Revenues	138,851	137,038	1.3%	7.3%
Operating expenses:
Content costs	58,962	60,910	(3.2)%	2.5%
Other operating costs	13,274	13,260	0.1%	5.6%
Depreciation of property, plant and equipment	8,245	8,202	0.5%	6.1%
Amortization of broadcast licenses and other intangibles	2,029	2,216	(8.4)%	(3.6)%
Cost of revenues	82,510	84,588	(2.5)%	3.2%
Selling, general and administrative expenses	25,558	30,253	(15.5)%	(11.0)%
Operating income	$30,783	$22,197	38.7%	48.7%

	For the Nine Months Ended September 30, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Revenue:
Television advertising	$361,661	$373,542	(3.2)%	3.8%
Carriage fees and subscriptions	88,357	85,044	3.9%	11.3%
Other revenue	18,991	17,069	11.3%	18.6%
Net Revenues	469,009	475,655	(1.4)%	5.7%
Operating expenses:
Content costs	199,678	219,337	(9.0)%	(2.3)%
Other operating costs	40,328	41,929	(3.8)%	2.7%
Depreciation of property, plant and equipment	24,625	25,150	(2.1)%	4.6%
Amortization of broadcast licenses and other intangibles	6,336	6,839	(7.4)%	(1.0)%
Cost of revenues	270,967	293,255	(7.6)%	(1.0)%
Selling, general and administrative expenses	79,160	85,605	(7.5)%	(1.3)%
Operating income	$118,882	$96,795	22.8%	32.1%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets increased on average by 3% at constant rates in the nine months ended September 30, 2019 as compared to the same period in 2018, positively impacting our television advertising revenues. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three and nine months ended September 30, 2019 grew approximately 11% at constant rates as compared to the same periods in 2018 primarily due to new contracts with higher prices and an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 primarily due to higher online revenues in the Czech Republic and Romania.
Operating Expenses:
Content costs: At constant rates, content costs (including production costs and amortization and impairment of program rights) increased during the three months ended September 30, 2019, compared to the same period in 2018 primarily due to the inclusion in our broadcast schedule of more local entertainment formats and foreign fiction in Bulgaria and local entertainment formats in the Slovak Republic, offset by fewer sporting rights in Romania and the use of more cost-effective acquired programming in the Czech Republic, Romania and Slovenia. Content costs decreased during the nine months ended September 30, 2019 primarily due to there being fewer sporting rights in Romania and Bulgaria as well as the use of more cost effective acquired programming in Romania. The decrease was partially offset by higher quality local productions in the Czech Republic.
Other operating costs: At constant rates, other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) increased during the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to higher licensing costs in the Czech Republic, offset by the savings in transmission costs in the Slovak Republic and Slovenia.

Index

Depreciation of property, plant and equipment: Total depreciation of property, plant and equipment increased at constant rates during the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to depreciation of machinery and equipment in Romania and Bulgaria that was placed in service during 2018 and 2019.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to certain customer relationships in the Czech Republic becoming fully amortized in the second quarter of 2019.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a reduction in share-based compensation, and lower bad debt charges in Bulgaria and Romania.
Selling, general and administrative expenses during the nine months ended September 30, 2019 compared to the same period in 2018, primarily reflects lower legal fees in the Slovak Republic, lower bad debt charges in Bulgaria, and the revision of a legal accrual as well as changes in local VAT legislation in Romania. The decreases were offset by costs incurred in the first quarter of 2019 related to the 25th anniversary event in the Czech Republic and costs relating to our review of strategic alternatives.
Non-cash stock-based compensation charges for the three and nine months ended September 30, 2019 and 2018 were US$ 0.9 million and US$ 3.1 million; and US$ 3.9 million and US$ 6.1 million, respectively. Share-based compensation expense recognized during the three and nine months ended September 30, 2018 includes US$ 2.9 million related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018 See Item 1, Note 17, "Stock-based Compensation".
Operating income: At constant rates, operating income increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to increases in television advertising and carriage fee revenues and a reduction of selling, general and administrative expenses.
At constant rates, operating income increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to increases in television advertising and carriage fee revenues and a reduction in content costs.
Our operating margin, which is determined as operating income divided by net revenues, was 22.2% and 25.3% for the three and nine months ended September 30, 2019 compared to 16.2% and 20.3% for the three and nine months ended September 30, 2018.
Other income / (expense):

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Interest expense	$(8,037)	$(9,977)	19.4%	$(24,014)	$(40,206)	40.3%
Other non-operating income / (expense):
Interest income	80	142	(43.7)%	347	549	(36.8)%
Foreign currency exchange (loss) / gain, net	(3,869)	1,363	NM (1)	(4,791)	(481)	NM (1)
Change in fair value of derivatives	(165)	67	NM (1)	(201)	(1,262)	84.1%
Loss on extinguishment of debt	(105)	(127)	17.3%	(340)	(415)	18.4%
Other income, net	96	129	(25.6)%	162	465	(65.2)%
Provision for income taxes	(5,261)	(3,185)	(65.2)%	(20,694)	(14,405)	(43.7)%
Income from discontinued operations, net of tax	—	57,882	NM (1)	—	60,548	NM (1)
Net loss attributable to noncontrolling interests	223	80	178.8%	111	274	(59.5)%

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018, primarily due to the repricing of our Guarantee Fees in April 2018, the repayment of outstanding amounts of the 2019 Euro Loan during 2018, the partial repayment of the 2021 Euro Loan as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Interest income: Interest income primarily reflects earnings on cash balances and was not material.
Foreign currency exchange (loss) / gain, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary. This includes third party receivables and payables, as well as those intercompany loans which are not considered to be of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the functional currency of the lender, therefore any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revaluation of intercompany loans	$(908)	$1,604	$(149)	$447
Transaction losses on long-term debt and other financing arrangements	(1,612)	(124)	(1,917)	(2,654)
Transaction (losses) / gains on revaluation of monetary assets and liabilities	(1,349)	(117)	(2,725)	1,726
Transaction (losses) / gains	$(3,869)	$1,363	$(4,791)	$(481)

Index

Change in fair value of derivatives: For the three and nine months ended September 30, 2019, and 2018 we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".
Loss on extinguishment of debt: During the three and nine months ended September 30, 2019, we recognized losses on extinguishment of debt related to our partial repayment of the 2021 Euro Loan. During the three and nine months ended September 30, 2018, we recognized losses on extinguishment of debt related to our repayment of the 2019 Euro Loan and the partial repayment of the 2021 Euro Loan.
Other income, net: Our other income / expense, net during the three and nine months ended September 30, 2019 and 2018 was not material.
Provision for income taxes: The provision for income taxes for the three and nine months ended September 30, 2019 reflects income tax charges on profits in each of our operating segments and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three and nine months ended September 30, 2018 reflects income tax charges on profits in the Czech Republic, Romania, the Slovak Republic and Slovenia and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic, 19% in Slovenia and 21% in the Slovak Republic.
Income from discontinued operations, net of tax: Income from discontinued operations, net of tax for the three and nine months ended September 30, 2018 comprised of the gain on sale of our Croatian operations, the results of the Croatian operations through the date of sale and the allocation of interest expense and Guarantee Fees and transaction costs.
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and nine months ended September 30, 2019 and 2018 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive (loss) / income:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Currency translation adjustment, net	$(32,525)	$12,137	NM (1)	$(31,366)	$(10,707)	NM (1)
Unrealized (loss) / gain on derivative instruments	(235)	1,033	NM (1)	(4,786)	(1,895)	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive (loss) / income due to currency translation adjustment, net comprised the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30, (US$ 000's)			For the Nine Months Ended September 30, (US$ 000's)
	2019	2018	% Act	2019	2018	% Act
Foreign exchange (loss) / gain on intercompany loans	$(2,966)	$4,894	NM (1)	$(710)	$1,370	NM (1)
Foreign exchange loss on the Series B Preferred Shares	(11,882)	(1,902)	NM (1)	(13,533)	(9,579)	NM (1)
Currency translation adjustment	(17,677)	9,145	NM (1)	(17,123)	(2,498)	NM (1)
Currency translation adjustment, net	$(32,525)	$12,137	NM (1)	$(31,366)	$(10,707)	NM (1)

(1)	Number is not meaningful.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the nine months ended September 30, 2019 and September 30, 2018.
Percent Change During the Nine Months Ended September 30, 2019
Percent Change During the Nine Months Ended September 30, 2018
Unrealized (loss) / gain on derivative instruments: The unrealized (loss) / gain on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive (loss) / income. See Item 1, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at September 30, 2019 and December 31, 2018:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	September 30, 2019	December 31, 2018	% Act	% Lfl
Current assets	$279,642	$374,093	(25.2)%	(20.9)%
Non-current assets	1,059,539	1,114,268	(4.9)%	0.5%
Current liabilities	145,291	139,692	4.0%	9.9%
Non-current liabilities	659,308	849,978	(22.4)%	(18.6)%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	264,665	229,020	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	547	301	81.7%	(17.0)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2018, excluding the impact of foreign currency translation.
Current assets: Current assets at September 30, 2019 decreased from December 31, 2018 primarily due to the impact of seasonality on our receivables balance and the use of cash collected from receivables to partially repay the 2021 Euro Loan.
Non-current assets: At constant rates, non-current assets at September 30, 2019 increased from December 31, 2018 primarily due to the inclusion of operating lease right-of-use assets following the adoption of the new accounting guidance, offset by depreciation of property, plant and equipment in excess of acquisitions.
Current liabilities: Current liabilities at September 30, 2019 increased from December 31, 2018 primarily due to higher deferred revenue from customer prepayments on their fall 2019 advertising campaigns and the recognition of operating lease liabilities following the adoption of new accounting guidance.
Non-current liabilities: Non-current liabilities at September 30, 2019 decreased from December 31, 2018 primarily due to the repayments of amounts outstanding on the 2021 Euro Loan. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The increase in shareholders' equity reflects the net income attributable to CME Ltd. during the nine months ended September 30, 2019 which was partially offset by the impact of unrealized losses on derivative instruments recorded in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 27.9 million during the nine months ended September 30, 2019. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For the Nine Months Ended September 30, (US$ 000's)
	2019	2018
Net cash generated from continuing operating activities	$167,973	$93,762
Net cash used in continuing investing activities	(15,619)	(15,027)
Net cash used in continuing financing activities	(176,098)	(180,751)
Net cash provided by discontinued operations	—	105,127
Impact of exchange rate fluctuations on cash and cash equivalents	(4,133)	(2,382)
Net increase in cash and cash equivalents	$(27,877)	$729
Operating Activities
Net cash generated from continuing operations increased during the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to higher cash collections from improved operating performance. We also paid less for programming and interest, which was partially offset by higher payments of cash taxes. We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 17.0 million during the nine months ended September 30, 2019 compared to US$ 58.0 million during the nine months ended September 30, 2018 including US$ 27.3 million of which we had previously elected to pay in kind.
Investing Activities
Net cash used in continuing investing activities for the nine months ended September 30, 2019 and 2018 primarily reflects capital expenditures for production related facilities and equipment in the Czech Republic, Bulgaria and Slovenia.
Financing Activities
Net cash used in continuing financing activities during the nine months ended September 30, 2019 primarily reflects EUR 150.0 million (US$ 168.9 million at transaction date rates) of principal repayments made on our obligations under the 2021 Euro Loan. Cash used in continuing financing activities during the nine months ended September 30, 2018 primarily reflected principal repayments on our obligations under the 2019 Euro Loan and 2021 Euro Loan, net of warrant proceeds.
Discontinued Operations
The net cash provided by discontinued operations during the nine months ended September 30, 2018 primarily reflected the proceeds from the sale of our Croatia operations offset by the payment of Guarantee Fees and interest related to the 2019 Euro Loan.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at September 30, 2019, we also had available the aggregate principal amount of US$ 75.0 million under the 2023 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at September 30, 2019 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$576,175	$—	$65,699	$510,476	$—
Long-term debt – interest	113,446	22,338	41,716	49,392	—
Unconditional purchase obligations	81,692	36,574	39,471	5,169	478
Operating lease obligations	12,128	3,440	4,322	2,314	2,052
Finance lease obligations	15,224	6,308	8,088	828	—
Other long-term obligations	30,732	13,219	11,213	6,300	—
Total contractual obligations	$829,397	$81,879	$170,509	$574,479	$2,530

Index

Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at September 30, 2019.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At September 30, 2019, we had commitments in respect of future programming of US$ 81.7 million. This includes contracts signed with license periods starting after September 30, 2019.
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
IV (d)    Cash Outlook
For the nine months ending September 30, 2019, net cash generated from continuing operations and unlevered free cash flows were US$ 168.0 million and US$ 170.6 million compared to US$ 93.8 million and US$ 136.7 million for the nine months ended September 30, 2018 (See Section II, Overview). As at September 30, 2019, we had US$ 34.2 million in cash and cash equivalents.
On January 31, 2019, June 14, 2019, and September 23, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates), EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates), and EUR 50.0 million (approximately US$ 54.9 million at September 23, 2019 rates), respectively, of the outstanding principal balance of the 2021 Euro Loan with cash generated by our operations. Following these payments, there is now EUR 60.3 million (approximately US$ 65.7 million at September 30, 2019 rates) outstanding on our nearest debt maturity in November 2021. We expect cash paid for interest and Guarantee Fees to decline in 2019 compared to 2018 due to the reduction in our overall indebtedness and a lower weighted average all-in rate.
We expect our unlevered free cash flow to grow due to continued improvement in our operating results. We anticipate the amounts of cash paid for income taxes to continue to increase in 2019 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous tax losses were utilized.
As at September 30, 2019, the weighted average all-in rate applicable to the Euro Loans and Guarantee Fees previously paid in kind was approximately 3.4%. As at September 30, 2019, our net leverage ratio improved to 2.5x from 3.5x at December 31, 2018.
Credit ratings and future debt issuances
Our corporate credit is rated B1 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's with a positive outlook. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the strong financial support from Warner Media historically. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, we may decide to enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding during the period ending September 30, 2019.
Cash Deposits
We may deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose regularly. The maximum period of deposit is three months, but we have more recently held amounts on deposit for shorter periods, mainly overnight. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of investment grade rating. In addition, we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.

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

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
September 30, 2019:

Expected Maturity Dates	2019	2020	2021		2022	2023		Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	60,335		—	468,800		—
Average interest rate (1)	—	—	1.28%		—	1.28%		—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	60,335	—	529,135	(2)	—	468,800	(3)	—
Average pay rate	0.31%	—	0.30%		—	0.97%		—
Average receive rate	—%	—	—%		—	—%		—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.50% per annum as of September 30, 2019.

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
We periodically enter into forward foreign exchange contracts to reduce our exposure to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. At September 30, 2019, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
See Part 1, Item 1, Note 20, "Commitments and Contingencies" for a discussion of ongoing litigation.
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending over the last several years; however, we cannot predict if the current growth trends will continue in the future. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. The United States has imposed tariffs on certain products from many of its trading partners, including Europe and China, and has threatened to impose additional tariffs. If trade tensions between the United States and Europe escalate, this may result in the imposition of tariffs on cars and auto part exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Additionally, a slowdown in China resulting from existing or increased tariffs on Chinese products may have an adverse impact on the global economy, which may ultimately reduce demand for European exports and the rate of GDP growth in the countries in which we operate. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Ending the quantitative easing program implemented by the European Central Bank ("ECB") and the impact on the region of the United Kingdom’s exit from the European Union ("EU") may adversely affect our financial position and results of operations.
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone has been helped by the ECB’s quantitative easing program which was recalibrated in January 2018. Although the ECB, citing improved economic conditions, ended its original quantitative easing program at the end of December 2018, it announced in September 2019 that it would restart quantitative easing again in November 2019. While the duration of the current quantitative easing program is not known, the cessation of quantitative easing may adversely impact future growth in Eurozone countries, including the countries in which we operate would negatively impact our business.
At present, the period during which the United Kingdom is to finalize the terms and process for leaving the EU, commonly referred to as "Brexit", will expire on October 31, 2019. There is significant uncertainty regarding the specific timing and the terms on which the United Kingdom will leave the EU, and it is expected that economic conditions in the EU will be impacted by Brexit. Given the ongoing uncertainty over the final terms of Brexit, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operations and cash flows.

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
We have significant debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if our financial performance does not meet our forecasts, we may bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements, which may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part I, Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic and Slovenia are valid for indefinite time periods, our other broadcasting licenses expire at various times from November 2019 through 2028. While we expect that our material licenses and authorizations will continue to be renewed or extended as required, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.7%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, AT&T has a 44.3% voting interest in the Company. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.

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

Central European Media Enterprises Ltd.
Date:	October 17, 2019	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer