Form 10-K
period 2019-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2020-02-06
CIK 925645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-24796
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Bermuda		98-0438382
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

O'Hara House,
3 Bermudiana Road,		HM 08
Hamilton,	Bermuda	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (441) 296-1431

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CLASS A COMMON STOCK, $0.08 PAR VALUE	CETV	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 (based on the closing price of US$ 4.36 of the registrant's Class A Common Stock, as reported by the NASDAQ Global Select Market on June 30, 2019) was US$ 383.6 million.
Number of shares of Class A Common Stock outstanding as of February 4, 2020: 253,607,026
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in 10-K in Which Document is Incorporated
Registrant's Proxy Statement for the 2020 Annual General Meeting of Shareholders	Part III

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-K
For the year ended December 31, 2019

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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the proposed Merger on our business; the risks that the closing conditions to the proposed Merger may not be satisfied or that necessary governmental approvals are not obtained or are obtained with conditions; the impact of any failure to complete the proposed Merger on our business; the effect of changes in global and regional economic conditions including as a result of the quantitative easing program implemented by the European Central Bank; the economic, political and monetary impacts of Brexit; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. All forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
Defined Terms
Unless the context otherwise requires, references in this report to the "Company", "CME", "we", "us" or "our" refer to Central European Media Enterprises Ltd. ("CME Ltd.") or CME Ltd. and its consolidated subsidiaries listed in Exhibit 21.01 hereto. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates or average rates where applicable. All references in this report to "US$" or "dollars" are to U.S. dollars, all references to "BGN" are to Bulgarian leva, all references to "CZK" are to Czech koruna, all references to "RON" are to the New Romanian lei and all references to "Euro" or "EUR" are to the European Union Euro. The exchange rates as at December 31, 2019 used in this report are US$/BGN 1.74; US$/CZK 22.62; US$/RON 4.26; and US$/EUR 0.89.
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

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"AT&T" refers to AT&T, Inc.

•	"TW Investor" refers to Time Warner Media Holdings B.V., a wholly owned subsidiary of Warner Media;

•	"Warner Media" refers to Warner Media, LLC. (formerly Time Warner, Inc.), a wholly owned subsidiary of AT&T.

•	"Merger" refers to the merger of Merger Sub (as defined below) with and into the Company pursuant to the Merger Agreement (as defined below);

•	"Merger Agreement" refers to the agreement and plan of merger dated October 27, 2019 by and among the Company, Parent (as defined below) and Merger Sub (as defined below);

Index

•	"Merger Sub" refers TV Bermuda Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of Parent (as defined below);

•	"Parent" refers TV Bidco B.V., a Netherlands private limited liability company; and

•	"PPF" refers PPF Group N.V., a Netherlands public limited liability company.

PART I
ITEM 1.    BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a Dutch holding company. We manage our business on a geographical basis, with five operating segments, Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. We own 94% of our Bulgaria operations and 100% of our companies in our remaining countries.
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
Merger
On October 27, 2019, the Company entered into the Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are affiliates of PPF. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company in the Merger as a wholly-owned subsidiary of Parent.
The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company will be held on February 27, 2020, where shareholders will be asked to vote on a proposal to approve the Merger Agreement, the related statutory merger agreement and the Merger contemplated under such agreements.
Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, each Class A Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and each such Class A Share (other than shares owned by the Company, Parent, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries, in each case not held on behalf of third parties) will be converted into the right to receive $4.58 in cash.
Under the Merger Agreement, at the Effective Time, without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, the Series A Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive the $32,900,000 in cash, without interest, and each Series B Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive the $1,630.875 in cash, without interest; provided that, among other things, any conversion of the Series A Preferred Share or any Series B Preferred Shares into Class A Shares on or after October 27, 2019 will be deemed to be null and void.
For further details on the proposed Merger, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Operating Strategy
We operate market leading television networks in five countries, broadcasting a total of 30 television channels to approximately 45 million people living in the region. Each segment also develops and produces content for their television channels and digital properties. We generate advertising revenues in our country operations from agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels and websites that we operate. We generate additional revenues by collecting fees from cable, direct-to-home ("DTH") and internet protocol television ("IPTV") operators for carriage of our channels.
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

Index

Our main unit of inventory is the commercial gross rating point ("GRP"), a measure of the number of people watching television when an advertisement is aired. We generally contract with a client to provide an agreed number of GRPs for an agreed price (“cost per point” or "CPP"). The CPP varies depending on the season and time of day during which the advertisement is aired, the volume of GRPs purchased, requests for special positioning of the advertisement, the demographic group that the advertisement is targeting and other factors. Much less frequently, and usually only for small niche channels, we may sell on a fixed spot basis where an advertisement is placed at an agreed time for a negotiated price that is independent of the number of viewers. Our larger advertising customers generally commit to specified amounts of advertising on an annual basis, which sets the pricing for a minimum volume of GRPs.
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
Audience Share, Ratings and Competition
Audience share represents the viewers watching a channel as a proportion of the total audience watching television at that time. Ratings represent the number of people watching a channel in proportion to the total population. Audience share and ratings information are measured in each market by independent agencies using peoplemeters, which measure audiences for different demographics and subgeographies of the population throughout the day. Our channels schedule programming intended to attract audiences within specific target demographics that we believe will be attractive to advertisers and television distributors. The tables below provide a comparison of all day and prime time audience shares for 2019 in the target demographic of each of our leading channels to the primary channels of our main competitors.
Bulgaria
We operate one general entertainment channel, BTV, and five other channels, BTV CINEMA, BTV COMEDY, BTV ACTION, BTV LADY and RING.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2019	2018	2019	2018
18-49	BTV	CME	27.3%	29.7%	31.6%	32.4%
	NOVA TV	Advance Media Group	20.8%	17.7%	22.7%	19.3%
	BNT 1	Public television	5.7%	6.6%	7.1%	8.9%

Source: GARB
The combined all day and prime time audience shares of our Bulgaria operations in 2019 were 38.0% and 41.9%, respectively.
Czech Republic
We operate one general entertainment channel, TV NOVA, and seven other channels, NOVA 2, NOVA CINEMA, NOVA SPORT 1, NOVA SPORT 2, NOVA ACTION, NOVA GOLD and NOVA INTERNATIONAL, a general entertainment channel broadcasting in the Slovak Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2019	2018	2019	2018
15-54	TV NOVA	CME	23.0%	22.4%	27.0%	25.8%
	Prima	GME	11.1%	10.8%	13.3%	13.1%
	CT 1	Public television	13.3%	12.8%	15.8%	15.5%

Source: ATO - Nielsen Admosphere; Mediaresearch
The combined all day and prime time audience shares of our Czech Republic operations in 2019, excluding NOVA SPORT 1, NOVA SPORT 2 and NOVA INTERNATIONAL, were 34.8% and 36.9%, respectively.

Index

Romania
We operate one general entertainment channel, PRO TV, and six other channels, PRO 2, PRO X, PRO GOLD, PRO CINEMA, PRO TV INTERNATIONAL, as well as PRO TV CHISINAU, a general entertainment channel broadcasting in Moldova.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2019	2018	2019	2018
18-49 Urban	PRO TV	CME	22.5%	22.5%	25.5%	24.7%
	Antena 1	Intact group	14.6%	14.5%	15.9%	15.6%
	TVR 1	Public television	1.3%	2.2%	1.3%	2.7%

Source: Kantar Media
The combined all day and prime time audience shares of our Romania operations in 2019, excluding PRO TV INTERNATIONAL and PRO TV CHISINAU, were 26.3% and 29.5%, respectively.
Slovak Republic
We operate one general entertainment channel, TV MARKIZA, and three other channels, DOMA, DAJTO and MARKIZA INTERNATIONAL, a general entertainment channel broadcasting in the Czech Republic.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2019	2018	2019	2018
12-54	TV MARKIZA	CME	21.2%	21.3%	22.3%	21.8%
	TV JOJ	J&T Media Enterprises	14.5%	13.9%	18.3%	17.7%
	Jednotka	Public Television	8.2%	8.4%	10.1%	10.2%

Source: PMT/ TNS SK
The combined all day and prime time audience shares of our Slovak Republic operations in 2019, excluding MARKIZA INTERNATIONAL, were 28.4% and 29.7%, respectively.
Slovenia
We operate two general entertainment channels, POP TV and KANAL A, and three other channels, KINO, BRIO and OTO.

Target Demographic	Channel	Ownership	All day audience share		Prime time audience share
			2019	2018	2019	2018
18-54	POP TV	CME	20.6%	21.0%	31.6%	32.8%
	Planet TV	TSmedia	5.2%	5.4%	6.3%	6.8%
	SLO 1	Public Television	9.2%	9.1%	10.1%	9.9%

Source: AGB Nielsen Media Research
The combined all day and prime time audience shares of our Slovenia operations in 2019 were 39.0% and 49.9%, respectively.
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
The EU Audiovisual Media Services Directive (the "AVMS Directive"), which came into force in March 2010, provides the legal framework for audiovisual media services generally in the EU. On November 6, 2018, the European Council adopted amendments to the AVMS Directive, which formally entered into force on December 18, 2018. European Member States, including the territories in which CME operates, have until September 19, 2020, to transpose the amendments to the AVMS Directive into national legislation. The original AVMS Directive remains in force until new legislation incorporating the amendments to the AVMS Directive (described below) are implemented in the countries in which we operate. The AVMS Directive covers both linear (i.e., broadcasting) and non-linear (e.g., video-on-demand and catch-up) transmissions of audiovisual media services, with the latter subject to less stringent regulation. Among other things, the AVMS Directive requires broadcasters to comply with rules related to, but not limited to, program content, advertising content and quotas, product placement, sponsorship, teleshopping, the protection of minors, accessibility by persons with a visual or hearing disability, and minimum quotas with respect to "European works" (defined as originating from an EU member state or a signatory to the Council of Europe's Convention on Transfrontier Television as well as being written and produced mainly by residents of the EU or Council of Europe member states or pursuant to co-production agreements between such states and other countries). In addition, the AVMS Directive requires that at least 10% of either broadcast time or programming budget is dedicated to programs made by European producers who are independent of broadcasters. News, sports, games, advertising, teletext services and teleshopping are excluded from the calculation of these quotas. In respect of advertising, the AVMS Directive currently provides that the proportion of television advertising spots and teleshopping spots within any hour of broadcasting shall not exceed 20%. The current AVMS Directive does not otherwise restrict when programming may be interrupted by advertising in linear broadcasting, except in the case of films and news programming (where programming may be interrupted once every thirty minutes or more) and children’s programming (where the same restriction applies providing that the program is greater than thirty minutes) and religious programming (where no advertising or teleshopping shall be inserted). Under the current AVMS Directive, there is also a general prohibition on product placement, subject to certain exceptions (for example it is permitted in films and series, sports programs and light entertainment programs) and providing that the use of product placement is not ‘unduly’ prominent, is not promotional and is appropriately identified to viewers.
The amendments to the AVMS Directive liberalize some of the AVMS Directive requirements and extend some rules that currently apply to broadcasters to video-on-demand services (such as program content, advertising content, and quotas and prominence requirements for European works). The amendments also introduce more stringent rules related to the protection of minors as well as bringing video-sharing platforms that target audiences in the EU (such as YouTube, Facebook, Instagram) within its the scope.
In respect of advertising, the amendments to the AVMS Directive provide greater flexibility to linear broadcasters on the timing of advertising so that the share of television commercials and teleshopping spots between 6am and 6pm and between 6pm and midnight may not exceed 20% of the total broadcasting time in each respective time slot (rather than the 20% hourly limit that currently exists). This means that broadcasters are able to allocate up to 144 minutes of advertising in total during the period between 6am and 6pm, and 72 minutes in total between 6pm and midnight, with no specific restrictions on the amount of advertising between midnight and 6am. The amendments to the AVMS Directive permit product placement in all audiovisual media services except in news and current affairs programs, consumer affairs programs, religious programs and children’s programs while maintaining the requirements that the use of product placement is not unduly prominent, is not promotional and is appropriately identified to viewers and imposing restrictions on the type of products which may be placed (e.g., no cigarettes or alcohol). In addition, the amended AVMS Directive imposes a ban on advertising, sponsorship and product placement of electronic cigarettes in any audiovisual service.
In respect of the protection of minors, the amended AVMS Directive imposes a ban on teleshopping during the broadcast of children’s programs, provides Member States with the option of banning the sponsorship of children’s programs, and limits the uses of personal data of children.
Under the amendments to the AVMS Directive, Member States also have the option of imposing on their audiovisual service providers (including broadcasters and video-on-demand services providers whose operations target their service to an audience within a different Member State) a financial contribution towards the European production of Europeans works). There is also a requirement that broadcasters and other audiovisual service providers ensure that at least 30% of their video-on-demand service catalog is dedicated to European works and that such works are given due prominence.
Please see below for more detailed information on programming and advertising regulations that impact our channels.
Bulgaria: In Bulgaria, privately owned broadcasters are permitted to broadcast advertising for up to 12 minutes per hour. The public broadcaster, BNT, which is financed through a compulsory television license fee and by the government, is restricted to broadcasting advertising for four minutes per hour and no more than 15 minutes per day, of which only five minutes may be in prime time. There are also restrictions on the frequency of advertising breaks (for example, news and children's programs shorter than 30 minutes cannot be interrupted). These restrictions apply to both publicly and privately-owned broadcasters. Further restrictions relate to advertising content, including a ban on tobacco advertising and restrictions on alcohol advertising, regulations on medical products advertising and regulations on advertising targeted at children or during children's programming. In addition, members of the news department of our channels are prohibited from appearing in advertisements. Our channels in Bulgaria are required to comply with several restrictions on programming, including regulations on the origin of programming. These channels must ensure that 50% of a channel's total annual broadcast time consists of EU- or locally-produced programming and 12% of such broadcast time consists of programming produced by independent producers in the EU. News, sports, games and teleshopping programs, as well as advertising and teletext services, are excluded from these restrictions.

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
Slovak Republic: Privately owned broadcasters in the Slovak Republic are permitted to broadcast advertising for up to 12 minutes per hour but not for more than 20% of their total daily broadcast time. Since January 2020, the public broadcaster can broadcast advertising for up to 0.5% of its total broadcast time on a given calendar day (up to 2.5% of total broadcast time including teleshopping programming), but between 7:00 p.m. and 10:00 p.m. may broadcast only eight minutes of advertising per hour. The restriction regarding total broadcast advertising time does not apply to the broadcasting of advertising in direct connection with the broadcasting of a sporting or cultural event, in which the broadcasting of advertising is a necessary condition for the acquisition of rights to broadcast such event. The broadcasting of advertising in direct connection with the broadcasting of a sporting or cultural event cannot exceed 15% of the daily total broadcast time. There are also restrictions on the frequency of advertising breaks during and between programs. The public broadcaster is not permitted to broadcast advertising breaks during programs. There are also restrictions that relate to advertising content, including a ban on tobacco, pharmaceuticals, firearms and munitions advertising and a ban on advertisements of alcoholic beverages (excluding beer and wine) between 6:00 a.m. and 10:00 p.m. Our operations in the Slovak Republic are also required to comply with several restrictions on programming, including regulations on the origin of programming. These include the requirement that 50% of the station's monthly broadcast time must be European-origin audio-visual works and at least 10% of a station's monthly broadcast time must be European audio-visual works produced by independent producers, at least 10% of which must be broadcast within five years of production. National private broadcasters must also contribute annually to an audiovisual fund in the amount equal to 2% of their net advertising revenues and public broadcasters must contribute annually to the audiovisual fund in the amount equal to 5% of its net advertising revenue. Both public and private broadcasters are entitled to apply for financing from the fund.
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
Czech Republic: Our channels in the Czech Republic operate under a variety of licenses granted by the Czech Republic Media Council, The Council for Radio and Television Broadcasting. TV NOVA broadcasts under a national terrestrial license that expires in January 2025. TV NOVA may also broadcast pursuant to a satellite license that expires in December 2020. NOVA CINEMA broadcasts pursuant to a national terrestrial digital license that expires in September 2023. NOVA CINEMA also broadcasts via satellite pursuant to a license that is valid until October 2031. NOVA SPORT 1 broadcasts pursuant to a license that allows for both satellite and cable transmission that expires in October 2020. NOVA SPORT 2 broadcasts pursuant to a satellite license that expires in August 2027. NOVA ACTION broadcasts pursuant to a satellite license that expires in July 2024, a national terrestrial license that expires in September 2023. NOVA 2 broadcasts pursuant to a national terrestrial license that expires in December 2024 and a satellite license that expires in February 2025. NOVA GOLD broadcasts pursuant to a national terrestrial license and a satellite license that each expire in February 2025. In addition, each channel has a license that permits internet transmission that expires in June 2030, other than NOVA SPORT 1 and NOVA SPORT2 which expires in August 2027. NOVA INTERNATIONAL broadcasts pursuant to a license that permits internet transmission which expires in January 2028.

Index

Romania: PRO TV broadcasts pursuant to a national satellite license granted by the Romanian Media Council, the National Audio-Visual Council, that expires in May 2023. PRO 2 broadcasts pursuant to a national satellite license that expires in January 2025. PRO GOLD broadcasts pursuant to a national satellite license that expires in April 2021. PRO CINEMA broadcasts pursuant to a national satellite license that expires in April 2022. PRO X broadcasts pursuant to a national satellite license that expires in July 2021. PRO TV INTERNATIONAL broadcasts pursuant to a national satellite license that expires in May 2027. PRO TV also broadcasts in high-definition pursuant to a national cable license that expires in September 2024. PRO 2 also broadcasts in high-definition pursuant to a national cable license that expires in October 2028. PRO X also broadcasts in high-definition pursuant to a national cable license that expires in October 2028. PRO TV CHISINAU broadcasts pursuant to a cable license granted by the Audio-Visual Coordinating Council of the Republic of Moldova (the "AVCC") that expires in November 2023.
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
OTHER INFORMATION
Employees
As of December 31, 2019, we had a total of approximately 2,550 employees (including contractors).
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
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. Our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending over the last several years; however, we cannot predict if the current growth trends will continue in the future. Analyst estimates for 2020 of real GDP in the countries in which we operate forecast a slower rate of growth overall compared to 2019. Recessions or periods of low or negative growth in the region or globally in the future may cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse economic impact on our advertising revenues. The United States has imposed tariffs on certain products from many of its trading partners, including Europe and China, and has previously threatened to impose additional tariffs on cars and auto part exports from Europe. Such tariffs could have a significant adverse impact on the economies of our countries of operation. Additionally, a slowdown in China resulting from existing tariffs on Chinese products may have an adverse impact on the global economy, which may ultimately reduce demand for European exports and the rate of GDP growth in the countries in which we operate. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, natural disasters, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. In addition, although we believe the advertising spend per capita of the countries in which we operate and advertising intensity (the ratio of total advertising spend per capita to nominal GDP per capita) will eventually converge with developed markets in Europe, such convergence may not occur in the time frame we expect, or at all. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
Changes to the quantitative easing program implemented by the European Central Bank ("ECB") may adversely affect our financial position and results of operations.
The ECB embarked upon quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB also created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions. Economic growth in recent years in the Eurozone has been helped by the ECB’s quantitative easing program which was recalibrated in January 2018. Although the ECB, citing improved economic conditions, ended its original quantitative easing program at the end of December 2018, it resumed its quantitative easing program in November 2019. While the duration of the current quantitative easing program is not known, the cessation of quantitative easing in the future may adversely impact growth in Eurozone countries, including the countries in which we operate, and would negatively impact our business.
Our financial position and results of operations may be adversely affected as a result of the United Kingdom’s decision to end its membership in the European Union.
The United Kingdom is in the process of negotiating its exit from the European Union (generally referred to as “Brexit”). On January 31, 2020, the United Kingdom formally left the European Union; however, it will remain in the single market and be subject to the EU’s rules and regulations during a transition period ending December 31, 2020. It is expected that economic conditions in the EU will be impacted by Brexit. The impact on our business from a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations during this transition period and on the ultimate manner and terms of the U.K.’s withdrawal from the EU. Given the ongoing uncertainty over the final terms of Brexit to be negotiated during the transition period, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operations and cash flows.
Our operating results will be adversely affected if we cannot generate strong advertising sales.
We generate the majority of our revenues from the sale of advertising airtime on our television channels. While we have implemented pricing strategies to increase sales and television advertising spending, the success of these strategies has varied from market to market and continues to be challenged by pressure from advertisers and discounting by competitors. In addition to advertising pricing, other factors that may affect our advertising sales include general economic conditions (described above), competition from other broadcasters and operators of other distribution platforms, changes in programming strategy, changes in distribution strategy, our ability to secure distribution on cable, satellite or IPTV operators, our channels’ technical reach, technological developments relating to media and broadcasting, seasonal trends in the advertising market, changing audience preferences and in how and when people view content and the accompanying advertising, increased competition for the leisure time of audiences and shifts in population and other demographics. Our advertising revenues also depend on our ability to maintain audience ratings and to generate GRPs. This requires us to have a distribution strategy that reaches a significant audience as well as to maintain investments in programming at a sufficient level to continue to attract audiences. Changes in the distribution of our channels, such as our decision to cease broadcasting on digital terrestrial television ("DTT") in the Slovak Republic and Slovenia in 2017, may reduce the number of people who can view our channels, which may negatively impact our audience share and GRPs generated. Furthermore, significant or sustained reductions in investments in programming or other operating costs in response to reduced advertising revenues had and, if repeated, may have an adverse impact on our television viewing levels. Reductions in advertising spending in our markets and resistance to price increases as well as competition for ratings from broadcasters seeking to attract similar audiences may have an adverse impact on our ability to maintain our advertising sales. A failure to maintain advertising sales could have a material adverse effect on our financial position, results of operations and cash flows.

Index

We may be unable to repay or refinance our existing indebtedness and may not be able to obtain favorable refinancing terms.
We have a substantial amount of indebtedness. In the event the proposed Merger is not completed, we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Furthermore, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 365 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2023 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 10% plus LIBOR or 9% plus the alternate base rate on the date that is 365 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
Our debt service obligations and covenants may restrict our ability to conduct our operations.
We have debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if our financial performance does not meet our forecasts, we may bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements, which may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part II, Item 8, Note 4, "Long-term Debt and Other Financing Arrangements".
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
Pursuant to the Reimbursement Agreement and the 2023 Revolving Credit Facility, we pledged all of the shares of CME BV, which owns all of our interests in our operating subsidiaries, in favor of Warner Media as security for this indebtedness. If we or CME BV were to default under the terms of any of the relevant agreements, Warner Media would have the ability to sell all or a portion of the assets pledged to it in order to pay amounts outstanding under such debt instruments. This could result in our inability to conduct our business.
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
Moody’s Investors Service rates our corporate credit as B1 with a positive outlook. Standard & Poor’s rates our corporate credit B+ (on watch with negative implications due to the proposed Merger). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due, as well as the proposed Merger. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis placed by the ratings agencies on the historically strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
We require broadcasting and, in some cases, other operating licenses as well as other authorizations from national regulatory authorities in our markets in order to conduct our broadcasting business. While our broadcasting licenses for our operations in the Slovak Republic and Slovenia are valid for indefinite time periods, our other broadcasting licenses expire at various times from October 2020 through 2028. While we expect that our material licenses and authorizations will continue to be renewed or extended as required, we cannot guarantee that this will occur or that they will not be subject to revocation, particularly in markets where there is relatively greater political risk as a result of less developed political and legal institutions. The failure to comply in all material respects with the terms of broadcasting licenses or other authorizations or with applications filed in respect thereto may result in such licenses or other authorizations not being renewed or otherwise being terminated. Furthermore, no assurances can be given that renewals or extensions of existing licenses will be issued on the same terms as existing licenses or that further restrictions or conditions will not be imposed in the future. Any non-renewal or termination of any other broadcasting or operating licenses or other authorizations or material modification of the terms of any renewed licenses may have a material adverse effect on our financial position, results of operations and cash flows.

Index

Our success depends on attracting and retaining key personnel.
Our success depends partly upon the efforts and abilities of our key personnel and our ability to attract and retain key personnel. Our management teams have significant experience in the media industry and have made important contributions to our growth and success. Although we have been successful in attracting and retaining such people in the past, competition for highly skilled individuals is intense. There can be no assurance that we will continue to be successful in attracting and retaining such individuals in the future. In particular, the proposed Merger may adversely impact our ability to attract and retain such individuals. The loss of the services of any of these individuals could have an adverse effect on our businesses, results of operations and cash flows.
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.7%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the independent directors the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at such a meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement until April 2020 and may extend it for an additional year at their option. After giving effect to its ownership of the Series A Preferred Share, AT&T has a 44.3% voting interest in the Company at any meeting where the Warrant Shares are voted pursuant to the standing proxies. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the proposed Merger, the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.
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
The market price of shares of our Class A common stock may be influenced by many factors, some of which are beyond our control, including but not limited to those described under "Risks Relating to Our Operations" and “Risks Relating to the Proposed Merger - The failure to complete the proposed Merger within the expected time frame or at all could adversely affect our business, financial condition, results of operations, liquidity and the price of our Class A common stock” as well as the following: general economic and business trends, variations in quarterly operating results, license renewals, regulatory developments in our operating countries and the European Union, the condition of the media industry in our operating countries, the volume of trading in shares of our Class A common stock, future issuances of shares of our Class A common stock and investors’ and securities analysts’ perception of us and other companies that investors or securities analysts deem comparable in the television broadcasting industry. In addition, stock markets in general have experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of broadcasting companies. These broad market and industry factors may materially impact the market price of shares of our Class A common stock, regardless of our operating performance.
Risks Relating to the Proposed Merger
The proposed Merger may cause disruption to our business.
The Merger Agreement generally requires CME to operate its business in the ordinary course during the pendency of the proposed Merger and contains customary covenants which restrict CME, without Parent’s consent, from taking certain specified actions until the proposed Merger closes or the Merger Agreement terminates. These restrictions may prevent us from taking actions or making changes with respect to the Company that we may otherwise consider to be advantageous and could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, which may adversely affect our business, financial condition, results of operations and cash flows.

Index

The proposed Merger could cause disruptions to our business or business relationships. Uncertainty associated with the proposed Merger may cause business partners, customers and other counterparties to delay or defer decisions concerning our business or seek alternative relationships with third parties. Any delay or deferral of those decisions or changes to our business relationships could adversely affect our financial conditions, results of operations and cash flows, regardless of whether the proposed Merger is ultimately completed.
We have allocated, and expect to continue to allocate, significant management and financial resources towards the proposed Merger and its completion. The diversion of management’s attention away from day-to-day operations and other opportunities could adversely affect our business and results of operations. In addition, employee retention, recruitment and motivation may be challenging before the completion of the proposed Merger, as employees may experience uncertainty about their future roles following the proposed Merger. If, despite our retention and recruiting efforts, key employees depart because of issues relating to the uncertainty and potential outcome of the proposed Merger or a desire not to remain following the proposed Merger, our business and results of operations could be adversely affected.
Completion of the proposed Merger is subject to conditions, including the receipt of certain competition and other regulatory approvals, and if these conditions are not satisfied or waived or if the required approvals are not granted or are subject to conditions, completion of the proposed Merger may not occur.
Completion of the proposed Merger is subject to several conditions, including, but not limited to, the receipt of certain competition and other regulatory approvals, the requisite vote of the Company's shareholders, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger, some of which are beyond our control. We cannot predict with certainty whether and when any of these conditions will be satisfied or waived, which may prevent, delay or otherwise adversely affect the completion of the proposed Merger in a material way. In addition, Parent’s obligation to complete the proposed Merger is subject to the receipt of certain governmental approvals without the requirement that Parent agree to take any action or commit to any condition or restriction necessary to secure such approval that would constitute a “burdensome condition” as defined in the Merger Agreement. There can be no assurance that regulators will not seek to impose conditions, terms, obligations or restrictions that would constitute burdensome conditions or that such conditions, terms, obligations or restrictions would not result in the termination of the Merger Agreement.
The failure to complete the proposed Merger within the expected time frame or at all could adversely affect our business, financial condition, results of operations, liquidity and the price of our Class A common stock.
If the proposed Merger is not completed by October 27, 2020, which date may be extended under certain circumstances to January 27, 2021, CME or Parent may choose not to proceed with the proposed Merger. Each of CME and Parent may also elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, CME may be required to pay to Parent a termination fee of $50 million. The termination of the Merger Agreement may also result in the share price of our Class A common stock declining. Additionally, we have already incurred, and we expect to continue to incur, significant costs in connection with the proposed Merger for which we will receive little or no benefit if the completion of the proposed Merger does not occur. In the event the proposed Merger is not completed, CME could also be subject to litigation related to any failure to complete the proposed Merger.
Therefore, if the proposed Merger is not completed, our business, financial condition, results of operations and cash flows may be adversely affected, and the share price of our Class A common stock may decline. Moreover, if the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, knowingly encourage, knowingly facilitate, knowingly induce or initiate the submission of, enter into, or participate in any discussions or any negotiations regarding any "competing proposal" as defined in the Merger Agreement or the announcement of a competing proposal. The Merger Agreement also provides that the Board of Directors (or any committee thereof, including the Special Committee) will not make a "change of recommendation" as defined in the Merger Agreement except as permitted by the terms of the Merger Agreement. In addition, CME may be required to pay a termination fee of $50 million to Parent if the proposed Merger is not consummated under specified circumstances.
CME believes these provisions are reasonable, customary and not preclusive of other offers. Nevertheless, these provisions might discourage a third party that has an interest in acquiring all or a significant part of CME from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher value than the currently proposed aggregate merger consideration. Furthermore, the requirement that CME pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire CME, than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by CME in certain circumstances.
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
ITEM 3.    LEGAL PROCEEDINGS
See Part II, Item 8, Note 21, "Commitments and Contingencies" for a discussion of ongoing litigation.
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
On February 4, 2020, the last reported sales price for shares of our Class A common stock was US$ 4.50 and there were approximately 46 holders of record.
Under our 2015 Stock Incentive Plan (the "2015 Plan"), 16,000,000 shares of Class A are authorized for issuance in respect of equity awards. In addition, any shares available under our Amended and Restated Stock Incentive Plan (which expired on June 1, 2015), including in respect of any awards that expire, terminate or are forfeited, will be available for awards under the 2015 Plan (see Item 8, Note 17, "Stock-based Compensation"). See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for further information.
DIVIDEND POLICY
We have not declared or paid and have no present intention to declare or pay in the foreseeable future any cash dividends in respect to any class of our shares of common stock.
PURCHASE OF OWN STOCK
We did not purchase any of our own stock in 2019.
RECENT SALES OF UNREGISTERED SECURITIES
We did not make any sales of any unregistered securities in 2019.
PERFORMANCE GRAPH
The following performance graph is a line graph comparing the change in the cumulative total shareholder return of the Class A common stock against the cumulative total return of the NASDAQ Composite Index and the Dow Jones Europe Stock Index between December 31, 2014 and December 31, 2019. The graph below assumes the investment of US$ 100 on December 31, 2014 in our Class A common stock, the NASDAQ Composite and the Dow Jones Europe Stock Index, assuming dividends, if any, are reinvested.
Value of US$ 100 invested at December 31, 2014 as of December 31, 2019:

Central European Media Enterprises Ltd.	$141.12
NASDAQ Composite Total Return Index	$200.49
Dow Jones Europe Stock Index	$113.76

Index

ITEM 6.    SELECTED FINANCIAL DATA
Our selected consolidated financial data should be read together with our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2019. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data". We have derived the consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and comprehensive income / loss data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 were derived from consolidated financial statements that are not included in this Annual Report on Form 10-K.

	For The Year Ended December 31,
	(US$ 000's, except per share data)
	2019	2018	2017	2016	2015
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS DATA:
Net revenues	$694,804	$703,906	$642,868	$583,006	$550,337
Operating income	187,336	177,587	139,914	105,748	89,645
Income / (loss) from continuing operations	119,208	97,065	51,063	(179,679)	(83,501)
Income / (loss) from discontinued operations, net of tax	—	60,548	(1,636)	(918)	(32,071)
Net income / (loss) attributable to CME Ltd.	$119,134	$157,692	$49,768	$(180,291)	$(114,901)

PER SHARE DATA:
Net income / (loss) per common share from:
Continuing operations — basic	$0.32	$0.27	$0.16	$(1.28)	$(0.68)
Continuing operations — diluted	0.32	0.25	0.12	(1.28)	(0.68)
Discontinued operations — basic	—	0.18	(0.01)	0.00	(0.22)
Discontinued operations — diluted	—	0.17	0.00	0.00	(0.22)
Attributable to CME Ltd. — basic	0.32	0.45	0.15	(1.28)	(0.90)
Attributable to CME Ltd. — diluted	0.32	0.42	0.12	(1.28)	(0.90)

Weighted average common shares used in computing per share amounts (000’s):
Basic	264,611	230,562	155,846	151,017	146,866
Diluted	266,198	257,694	236,404	151,017	146,866

	As at December 31,
	(US$ 000's)
	2019	2018	2017	2016	2015
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$36,621	$62,031	$58,748	$40,954	$59,441
Other current assets (1)	313,359	312,062	362,491	299,466	298,843
Non-current assets	1,097,882	1,114,268	1,206,816	1,050,297	1,082,133
Total assets	$1,447,862	$1,488,361	$1,628,055	$1,390,717	$1,440,417

Current liabilities (1)	$156,001	$139,692	$186,946	$171,564	$146,308
Non-current liabilities	680,273	849,978	1,182,286	1,070,786	974,270
Temporary equity	269,370	269,370	264,593	254,899	241,198
CME Ltd. shareholders' equity / (deficit)	341,705	229,020	(5,788)	(107,804)	77,260
Noncontrolling interests	513	301	18	1,272	1,381
Total liabilities and equity	$1,447,862	$1,488,361	$1,628,055	$1,390,717	$1,440,417

(1)	Other current assets and current liabilities as at December 31, 2017 include total assets held for sale and total liabilities held for sale of our Croatian operations.

Index

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please refer to page 1 of this Annual Report on Form 10-K for a list of defined terms used herein.
The following discussion and analysis should be read in conjunction with the other sections in this Annual Report, including Part I, Item 1. Business, Part II, Item 6. Selected Financial Data, and Part II, Item 8. Financial Statements and Supplementary Data. The exchange rates used in this report are as at December 31, 2019, unless otherwise indicated.
I.    Overview
Our operations comprise a collection of television networks across Central and Eastern Europe, each of which enjoys a strong competitive position due to audience share leadership, brand strength, popular local content, and the depth and experience of country management. The reach and affinity we provide advertisers supports our model of pricing inventory at a premium to our competition, and we seek to maximize our revenues in order to provide additional financial resources to invest in original local content. We believe these competitive advantages position us to benefit if forecast economic growth leads to continued growth of the television advertising markets in the countries in which we operate.
We are focused on enhancing the performance of our television networks in each country, which we expect will continue improving profitability and cash generation. Our operating and financial priorities are as follows:

•	leveraging content popular with our target demographics to maintain or increase our television audience share leadership and advertising market shares;

•	increasing carriage fees and subscription revenues as well as expanding our online content offerings to provide more diversified and predictable income;

•	maintaining a strict cost discipline while safeguarding our brands and competitive strengths to increase profitability; and

•	completing the previously announced Merger with PPF.
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
On October 27, 2019, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company in the proposed Merger as a wholly-owned subsidiary of Parent. The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. We expect the proposed Merger to be completed in the middle of 2020.
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

Index

Executive Summary
The following tables provide a summary of our consolidated results for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Net revenues	$694,804	$703,906	(1.3)%	4.5%	$703,906	$642,868	9.5%	5.3%
Operating income	187,336	177,587	5.5%	11.4%	177,587	139,914	26.9%	25.1%
Operating margin	27.0%	25.2%	1.8 p.p.	1.7 p.p.	25.2%	21.8%	3.4 p.p.	4.0 p.p.
OIBDA	$247,924	$222,674	11.3%	17.6%	$222,674	$179,767	23.9%	20.9%
OIBDA margin	35.7%	31.6%	4.1 p.p.	4.0 p.p.	31.6%	28.0%	3.6 p.p.	4.0 p.p.
Our consolidated net revenues decreased 1% at actual exchange rates in 2019 compared to 2018. At constant rates, net revenues increased 5% due to an increase in both television advertising revenues and carriage fee and subscription revenues. Television advertising spending in the countries in which we operate grew an estimated 3% at constant rates in 2019 compared to 2018. Our consolidated television advertising revenues declined by 3% at actual rates but increased 3% at constant rates due to growth in four of our operating segments and higher average prices in each of the countries in which we operate. Carriage fees and subscription revenues increased 3% at actual rates and 10% at constant rates primarily due to additional carriage fees from overall higher prices in contracts with cable, satellite and internet protocol television ("IPTV") operators as well as higher subscribers overall.
Costs charged in arriving at OIBDA decreased 7% at actual rates and 2% at constant rates in 2019 compared to 2018. Content costs decreased 2% at constant rates due to broadcasting fewer hours and more cost effective foreign content, as well as a planned reduction in the volume of sports rights. There was also a decrease in other costs resulting from lower legal and professional fees as well as lower bad debt charges, which were partially offset by higher personnel costs.
Our focus on controlling costs while improving revenues led to another year of OIBDA margin expansion, which increased to 36% in 2019 from 32% in 2018. This dynamic also drove an increase in operating income, although the operating margin expansion was lower than for OIBDA because costs incurred related to our strategic review announced on March 25, 2019 and the resulting proposed Merger are not included within OIBDA.
We remained audience share leaders during 2019 in all of the countries in which we operate, with higher full year prime time audience shares compared to 2018 in four operating segments. We believe television continues to provide the most efficient medium to reach consumers in our markets, and we believe our audience share makes us the best partner for advertisers in those territories.
Using cash generated by the business, we paid a total of EUR 150.0 million (approximately US$ 168.9 million at transaction date rates) of the 2021 Euro Loan in 2019. Following these payments, there is now EUR 60.3 million (approximately US$ 67.8 million) outstanding on our nearest debt maturity in November 2021. Unlevered free cash flow was US$ 188.0 million in 2019, an increase of 21% compared to 2018.
Together with the increased profitability of our operations, our net leverage ratio was 2.4x at the end of 2019 compared to 3.5x at the end of 2018. Our weighted average cost of borrowing applicable to the Euro Loans and Guarantee Fees was approximately 3.4% at the end of 2019, down 10 basis points during the year, and the annual run-rate of our cash debt service obligations at December 31, 2019 was approximately US$ 21.3 million, a decrease of approximately 26% compared to 2018.
Free Cash Flow and Unlevered Free Cash Flow

	For The Year Ended December 31, (US$ 000's)
	2019	2018	Movement	2018	2017	Movement
Net cash generated from continuing operating activities	$179,652	$109,024	64.8%	$109,024	$93,301	16.9%
Capital expenditures, net	(24,375)	(24,540)	0.7%	(24,540)	(27,947)	12.2%
Other items (1)	6,092	—	NM (2)	—	—	—%
Free cash flow	161,369	84,484	91.0%	84,484	65,354	29.3%
Cash paid for interest (including Guarantee Fees)	26,651	43,350	(38.5)%	43,350	47,197	(8.2)%
Cash paid for Guarantee Fees previously paid in kind	—	27,328	(100.0)%	27,328	—	NM (2)
Cash paid for Guarantee Fees that previously could be paid in kind	—	812	(100.0)%	812	8,343	(90.3)%
Unlevered free cash flow	$188,020	$155,974	20.5%	$155,974	$120,894	29.0%

(1)	Other items during the year ended December 31, 2019 reflects costs relating to the strategic review and resulting proposed Merger.

(2)	Number is not meaningful.

	December 31, 2019	December 31, 2018	Movement
Cash and cash equivalents	$36,621	$62,031	(41.0)%
The increase in unlevered free cash flow at actual rates during 2019 was due primarily to lower cash payments for acquired programming and production costs, which was partially offset by higher payments for income taxes. Net cash generated from continuing operating activities also benefited from lower cash paid for interest and Guarantee Fees, which was partially offset by payments related to the strategic review.
We ended 2019 with cash of US$ 36.6 million and we have access to another US$ 75.0 million of liquidity provided by the 2023 Revolving Credit Facility, which remains undrawn.

Index

Market Information
After adjusting for inflation, we estimate that during 2019 GDP grew in each of the countries in which we operate at a rate that exceeded the average growth rate for Western Europe. Overall GDP growth in 2019 was lower than in 2018, as exports weakened slightly in certain countries, which is reported to be connected to a slowdown in the German economy, and uncertainty around the impact of tariffs on global trade as well as the final terms under which the UK will exit the EU (see Part I, Item 1A, "Risk Factors"). Analyst estimates for 2020 of GDP in the countries in which we operate forecast a slower rate of growth overall compared to 2019. However, domestic private consumption remains generally robust, supported by historically low unemployment and higher average wages. We believe the growth in real private consumption forecast for 2020 in the countries where we operate will sustain growth in the television advertising markets.
The following table sets out our estimates of television advertising spending, net of discounts, by country (in US$ millions) for the years set forth below:

Country	2019	2018	2017
Bulgaria	$109	$109	$104
Czech Republic	340	325	315
Romania*	241	241	232
Slovak Republic	157	147	142
Slovenia	69	67	68
Total CME Markets	$916	$889	$861
Growth rate	3%	3%	6%
* Romania market excludes Moldova.
Source: CME estimates, using the 2019 average exchange rate for all periods presented above.
On a constant currency basis, we estimate television advertising spending overall in our markets increased an estimated 3% in 2019 compared to the previous year. In Bulgaria, the market was estimated to be broadly flat as an increase in GRPs sold offset a decline in average market prices, even though our average prices increased. Market growth in the Czech Republic, the Slovak Republic and Slovenia all resulted from higher average prices that more than offset lower demand for GRPs. The market in the Slovak Republic also benefited from higher sponsorship. In Romania, the market was broadly flat as average market prices increased, but this was more than offset by selling fewer GRPs as there was less inventory available to sell. It also reflected reduced spending by advertisers, primarily in the first quarter of 2019, who were directly impacted by new incremental taxes imposed early in 2019 on certain sectors of the economy, including telecommunications and banking. Even though spending from these clients recovered during the course of 2019, overall spending from the affected sectors was lower than in 2018.
In the short-term, we believe that television advertising will continue to hold its share of total advertising spend in our markets because of its greater reach and effective measurement, which makes this medium more appealing to advertisers. We believe television is especially attractive to advertisers because it delivers high reach at lower cost than other forms of media. More recently, internet advertising has grown at the expense of print and outdoor advertising, and we offer additional advertising opportunities when clients seek to complement their television campaigns with campaigns online. While spending for digital advertising has overtaken spending on television in more developed markets, this is not the case in our markets and we believe the strength of television as an advertising medium will continue for the foreseeable future.
There is increased competition for audience share in all our markets. The production of original local content remains a key pillar of our strategy, as it is an important factor in attracting large audiences to both television as well as other non-linear sources of entertainment. While subscription video-on-demand ("SVOD") platforms do not compete with television for spending on advertising, they do compete in terms of the amount of time that viewers spend consuming content, which can negatively impact our ratings. Netflix launched an English-language platform across Central and Eastern Europe in early 2016, primarily with foreign titles in its library. The service was offered with a user interface in local language in Romania in the middle of 2017, along with Romanian subtitles and dubbing of content. In the fourth quarter of 2019 it similarly introduced local language in its user interface in the Czech Republic, which is also available in the Slovak Republic, and expanded its offering to include significantly more local content. We have not yet seen an appreciable impact on viewer behavior resulting from this; however, if this trend of SVOD platforms in local language with local content spreads further and viewership habits change over the medium-term, this could reduce the amount of television advertising inventory we have to sell.

Index

Segment Performance

	NET REVENUES
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$83,406	$84,593	(1.4)%	3.9%	$84,593	$77,341	9.4%	5.3%
Czech Republic	237,320	233,991	1.4%	6.8%	233,991	209,041	11.9%	5.6%
Romania	188,251	201,505	(6.6)%	0.3%	201,505	191,244	5.4%	3.2%
Slovak Republic	108,003	106,834	1.1%	6.4%	106,834	97,721	9.3%	5.5%
Slovenia	80,809	79,587	1.5%	6.9%	79,587	68,696	15.9%	12.0%
Intersegment revenues	(2,985)	(2,604)	NM (1)	NM (1)	(2,604)	(1,175)	NM (1)	NM (1)
Total Net Revenues	$694,804	$703,906	(1.3)%	4.5%	$703,906	$642,868	9.5%	5.3%
(1) Number is not meaningful.

	OIBDA
	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Bulgaria	$25,720	$21,620	19.0%	24.3%	$21,620	$16,241	33.1%	33.0%
Czech Republic	101,617	94,576	7.4%	12.8%	94,576	82,652	14.4%	9.2%
Romania	87,727	85,737	2.3%	9.8%	85,737	73,418	16.8%	14.0%
Slovak Republic	35,350	27,941	26.5%	31.5%	27,941	23,845	17.2%	16.2%
Slovenia	26,395	22,516	17.2%	22.9%	22,516	14,263	57.9%	57.9%
Eliminations	15	34	NM (1)	NM (1)	34	(3)	NM (1)	NM (1)
Total operating segments	276,824	252,424	9.7%	15.8%	252,424	210,416	20.0%	16.7%
Corporate	(28,900)	(29,750)	2.9%	(2.4)%	(29,750)	(30,649)	2.9%	7.8%
Total OIBDA	$247,924	$222,674	11.3%	17.6%	$222,674	$179,767	23.9%	20.9%
(1) Number is not meaningful.

Index

Bulgaria

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$56,276	$58,350	(3.6)%	1.6%	$58,350	$53,446	9.2%	5.4%
Carriage fees and subscriptions	21,404	20,989	2.0%	7.5%	20,989	19,462	7.8%	3.1%
Other	5,726	5,254	9.0%	14.5%	5,254	4,433	18.5%	13.8%
Net revenues	83,406	84,593	(1.4)%	3.9%	84,593	77,341	9.4%	5.3%
Costs charged in arriving at OIBDA	57,686	62,973	(8.4)%	(3.3)%	62,973	61,100	3.1%	(1.7)%
OIBDA	$25,720	$21,620	19.0%	24.3%	$21,620	$16,241	33.1%	33.0%

OIBDA margin	30.8%	25.6%	5.2 p.p.	5.0 p.p.	25.6%	21.0%	4.6 p.p.	5.4 p.p.
The television advertising market in Bulgaria was estimated to be broadly flat at constant rates in 2019, after having increased an estimated 5% in 2018.
Our television advertising revenues increased at constant rates in 2019, as an increase in our average prices more than offset selling fewer GRPs. Carriage fees and subscription revenues increased primarily due to price inflation in existing contracts, as well as a slight increase in the overall number of subscribers.
In 2018, our television advertising revenues increased at constant rates due to selling more GRPs at higher average prices, as significant growth in private consumption encouraged advertisers to increase their spending. There was also an increase in revenue from sponsorship and product placement. Carriage fees and subscription revenues increased in 2018 due to an increase in the average cost per subscriber.
On a constant currency basis, costs charged in arriving at OIBDA decreased in 2019 due to lower bad debt charges and a decrease in content costs. We generated savings in local production from replacing last year's successful locally produced telenovela with entertainment formats, and also implemented a reduction in the volume of sports rights in our schedule.
Costs charged in arriving at OIBDA decreased at constant rates in 2018 due to lower bad debt charges as well as decreases in professional fees and personnel costs. These were partially offset by an increase in content costs related to a new telenovela on our main channel in the access-prime time slot in both the spring and fall seasons.

Index

Czech Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$206,335	$206,203	0.1%	5.4%	$206,203	$188,373	9.5%	3.3%
Carriage fees and subscriptions	17,580	15,962	10.1%	16.2%	15,962	12,141	31.5%	23.0%
Other	13,405	11,826	13.4%	18.8%	11,826	8,527	38.7%	31.7%
Net revenues	237,320	233,991	1.4%	6.8%	233,991	209,041	11.9%	5.6%
Costs charged in arriving at OIBDA	135,703	139,415	(2.7)%	2.7%	139,415	126,389	10.3%	3.3%
OIBDA	$101,617	$94,576	7.4%	12.8%	$94,576	$82,652	14.4%	9.2%

OIBDA margin	42.8%	40.4%	2.4 p.p.	2.3 p.p.	40.4%	39.5%	0.9 p.p.	1.3 p.p.
The television advertising market in the Czech Republic increased an estimated 5% at constant rates in 2019, after having grown an estimated 3% in 2018.
Our television advertising revenues increased at constant rates in 2019 due to significantly higher average prices, which more than offset selling fewer GRPs. Carriage fees and subscription revenues increased on a constant currency basis due to price increases in existing contracts as well as an increase in the number of subscribers.
In 2018, our television advertising revenues increased at constant rates from selling more GRPs, reflecting overall increased demand for advertising in the market, particularly due to more spending being placed when list prices are lower outside the peak seasons of spring and fall. Carriage fees and subscription revenues increased due to an increase in the number of subscribers as well as contracts with higher prices.
Costs charged in arriving at OIBDA increased at constant rates in 2019 due to increased staff-related costs, higher licensing costs, and marketing activities in the first quarter to celebrate the 25th anniversary of TV Nova broadcasting in the Czech Republic.
On a constant currency basis, costs charged in arriving at OIBDA in 2018 increased due to investments in additional local content during the spring and fall seasons on the main channel, with more episodes of returning series as well as an additional local title in the fall season. There were also higher salary and staff costs.

Index

Romania

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$139,300	$150,084	(7.2)%	(0.4)%	$150,084	$143,693	4.4%	2.4%
Carriage fees and subscriptions	44,243	46,704	(5.3)%	1.8%	46,704	44,032	6.1%	3.4%
Other	4,708	4,717	(0.2)%	6.5%	4,717	3,519	34.0%	30.8%
Net revenues	188,251	201,505	(6.6)%	0.3%	201,505	191,244	5.4%	3.2%
Costs charged in arriving at OIBDA	100,524	115,768	(13.2)%	(6.7)%	115,768	117,826	(1.7)%	(3.6)%
OIBDA	$87,727	$85,737	2.3%	9.8%	$85,737	$73,418	16.8%	14.0%

OIBDA margin	46.6%	42.5%	4.1 p.p.	4.0 p.p.	42.5%	38.4%	4.1 p.p.	4.0 p.p.
The television advertising market in Romania was estimated to be broadly flat at constant rates 2019, after having increased an estimated 4% in 2018.
Our television advertising revenues were broadly flat at constant rates in 2019 as a significant increase in our average prices was offset by selling fewer GRPs. There was also reduced spending, primarily in the first quarter of 2019, by advertisers who were directly impacted by new incremental taxes imposed early in 2019 on certain sectors of the economy, including telecommunications and banking. Even though spending from these clients recovered during the course of 2019, overall spending from the affected sectors was lower than in 2018. Carriage fees and subscription revenues increased on a constant currency basis due to an increase in the average number of subscribers, even though we ceased broadcasting MTV ROMANIA on March 1, 2019.
In 2018, our television advertising revenues increased at constant rates from higher prices, which were partially offset by selling fewer GRPs due to lower ratings. Carriage fees and subscription revenues increased due to an increase in the number of subscribers.
Costs charged in arriving at OIBDA decreased in 2019 primarily due to a decrease in content costs as we utilized fewer hours and more cost-effective foreign content. We also had decreased costs due to fewer sport rights in the first half of the year since we no longer broadcast UEFA Champions League matches. We also recorded lower bad debt charges stemming from changes in local VAT legislation.
On a constant currency basis, costs charged in arriving at OIBDA in 2018 decreased at constant rates due to savings in production costs for locally produced formats in the spring season when compared to the schedule in 2017. Costs were also lower due to a reversal of a legal accrual and lower professional fees.

Index

Slovak Republic

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$94,091	$94,030	0.1%	5.3%	$94,030	$85,715	9.7%	6.0%
Carriage fees and subscriptions	8,923	8,550	4.4%	10.1%	8,550	7,597	12.5%	8.1%
Other	4,989	4,254	17.3%	23.4%	4,254	4,409	(3.5)%	(8.5)%
Net revenues	108,003	106,834	1.1%	6.4%	106,834	97,721	9.3%	5.5%
Costs charged in arriving at OIBDA	72,653	78,893	(7.9)%	(2.7)%	78,893	73,876	6.8%	2.2%
OIBDA	$35,350	$27,941	26.5%	31.5%	$27,941	$23,845	17.2%	16.2%

OIBDA margin	32.7%	26.2%	6.5 p.p.	6.2 p.p.	26.2%	24.4%	1.8 p.p.	2.4 p.p.
(1) Number is not meaningful.
The television advertising market in the Slovak Republic increased an estimated 7% at constant rates in 2019, after having grown an estimated 4% in 2018.
Our television advertising revenues increased on a constant currency basis in 2019 as an increase in our average prices more than offset selling fewer GRPs. There was also a higher level of sponsorship reflecting additional spending on government informational campaigns. Carriage fees and subscriptions revenue increased in 2019 from higher prices in new contracts in effect from the start of 2019.
In 2018, our television advertising revenues increased on a constant currency basis due to higher average prices, and we regained market share lost in 2017. There was also higher spending on sponsorship compared to 2017, as sell-out rates remained elevated. Following our exit from digital terrestrial transmission of our channels at the beginning of 2017, carriage fees and subscription revenues increased significantly in 2018 as certain contracts were signed in the first half of 2017.
Costs charged in arriving at OIBDA decreased at constant rates in 2019 due to savings from legal and professional fees and lower transmission costs.
On a constant currency basis, costs charged in arriving at OIBDA in 2018 increased due primarily to an increase in legal and professional fees, which were mostly offset by lower personnel costs and transmission fees.

Index

Slovenia

	For the Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Television advertising	$51,522	$53,783	(4.2)%	0.8%	$53,783	$52,289	2.9%	(0.8)%
Carriage fees and subscriptions	25,502	21,541	18.4%	24.8%	21,541	12,591	71.1%	66.8%
Other	3,785	4,263	(11.2)%	(6.8)%	4,263	3,816	11.7%	8.3%
Net revenues	80,809	79,587	1.5%	6.9%	79,587	68,696	15.9%	12.0%
Costs charged in arriving at OIBDA	54,414	57,071	(4.7)%	0.5%	57,071	54,433	4.8%	0.5%
OIBDA	$26,395	$22,516	17.2%	22.9%	$22,516	$14,263	57.9%	57.9%

OIBDA margin	32.7%	28.3%	4.4 p.p.	4.3 p.p.	28.3%	20.8%	7.5 p.p.	8.2 p.p.
The television advertising market in Slovenia increased an estimated 3% at constant rates in 2019, after having decreased an estimated 1% in 2018.
Our television advertising revenues increased on a constant currency basis in 2019 as higher average prices were mostly offset by selling fewer GRPs. The lower spending from larger multinationals and telecommunications operators, which we saw in the first half of 2019, reversed in the second half of the year so spending in certain sectors was higher overall than in 2018. Carriage fees and subscription revenues increased due to price inflation in existing agreements as well as growth in subscribers.
In 2018, our television advertising revenues decreased on a constant currency basis due to selling fewer GRPs, which was mostly offset by higher prices. Carriage fees and subscription revenues increased following our exit from DTT, since prices increased and certain contracts took effect in the second quarter of 2017.
Costs charged in arriving at OIBDA were broadly flat at constant rates in 2019 as savings from fewer hours of local fiction in the fall schedule compared to 2018 was offset by higher personnel costs.
On a constant currency basis, costs charged in arriving at OIBDA in 2018 were broadly flat at constant rates as content costs decreased slightly due to savings from fewer sports rights, which was offset primarily by higher personnel costs.

Index

II.    Analysis of the Results of Operations and Financial Position

	For The Year Ended December 31, (US$ 000's)
			Movement				Movement
	2019	2018	% Act	% Lfl	2018	2017	% Act	% Lfl
Revenue:
Television advertising	$547,524	$562,450	(2.7)%	3.0%	$562,450	$523,516	7.4%	3.3%
Carriage fees and subscriptions	117,652	113,746	3.4%	9.9%	113,746	95,823	18.7%	14.5%
Other revenue	29,628	27,710	6.9%	12.4%	27,710	23,529	17.8%	13.1%
Net Revenues	694,804	703,906	(1.3)%	4.5%	703,906	642,868	9.5%	5.3%
Operating expenses:
Content costs	284,715	309,439	(8.0)%	(2.4)%	309,439	293,728	5.3%	0.8%
Other operating costs	54,826	56,731	(3.4)%	2.2%	56,731	55,924	1.4%	(3.5)%
Depreciation of property, plant and equipment	33,536	32,933	1.8%	7.9%	32,933	31,261	5.3%	0.2%
Amortization of intangibles	8,457	9,002	(6.1)%	(0.8)%	9,002	8,592	4.8%	(2.5)%
Cost of revenues	381,534	408,105	(6.5)%	(0.9)%	408,105	389,505	4.8%	0.1%
Selling, general and administrative expenses	125,934	118,214	6.5%	12.5%	118,214	113,449	4.2%	(0.1)%
Operating income	$187,336	$177,587	5.5%	11.4%	$177,587	$139,914	26.9%	25.1%
Revenue:
Television advertising revenues: On a constant currency basis, television advertising revenues increased by 3% in both 2019 and 2018, in line with the increase in television advertising spending in our markets.
Carriage fees and subscriptions: Carriage fees and subscription revenues increased in 2019, primarily in Slovenia, the Czech Republic and Bulgaria due to higher prices and increases in the number of subscribers. Carriage fees and subscription revenues increased in 2018, primarily in Slovenia, the Czech Republic and Romania due to new contracts with higher prices and higher subscriber counts.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues increased in 2019 due to higher online revenues, primarily in the Czech Republic. Other revenues increased during 2018 due to higher online revenues in the Czech Republic and Romania, partly offset by lower production services revenue in the Slovak Republic.
See "Segment Performance" above for additional information on trends in revenues.
Operating Expenses:
Content costs: Content costs (including production costs and amortization of programming rights) decreased in 2019 primarily due to the use of more cost-effective acquired programming and fewer sporting rights in Romania. Content costs increased slightly at constant rates during 2018 primarily due to the inclusion of more hours of local fiction in our broadcast schedules in all segments.
Other operating costs: On a constant currency basis, other operating costs increased during 2019 primarily due to higher salaries and staff related costs, licenses and rights costs in the Czech Republic and software licenses and related support costs in Bulgaria. On a constant currency basis, other operating costs decreased during 2018 primarily due to payroll and related cost savings in the Slovak Republic and Bulgaria and reductions in transmission costs in the Slovak Republic, which were partly offset by higher fees for author's rights in Romania.
Depreciation of property, plant and equipment: Depreciation of property, plant and equipment increased in 2019 due to depreciation of studio facilities and related equipment placed in service during 2018 and 2019 primarily in Romania and Bulgaria, respectively. Depreciation of property, plant and equipment increased in 2018 primarily due to depreciation of machinery and equipment placed in service during 2017.
Amortization of intangibles: On a constant currency basis, total amortization of broadcast licenses and other intangibles decreased slightly in 2019 primarily due to certain of our customer relationships in the Czech Republic becoming fully amortized in 2019. On a constant currency basis, total amortization of broadcast licenses and other intangibles decreased during 2018 primarily due to certain of our trademarks in the Czech Republic and customer relationships in Romania becoming fully amortized in 2017. For additional information, see Item 8, Note 3, "Goodwill and Intangible Assets".
Selling, general and administrative expenses: Selling, general and administrative expenses increased during 2019 primarily due to costs related to the strategic review and the resulting proposed Merger as well as higher salaries and staff-related costs in the Slovak Republic and the Czech Republic. The increase was partly offset by a decrease in professional fees related to the promissory notes litigation in the Slovak Republic (see Item 8, Note 21, "Commitments and Contingencies") and the release of bed debt charges in Bulgaria due to the collection of overdue amounts and in Romania due to changes in local VAT legislation.
On a constant currency basis, selling, general and administrative expenses decreased slightly during 2018 primarily due to lower bad debt charges in Bulgaria and the revision of a legal provision in Romania due to a change in our estimated exposure, partly offset by higher charges in respect of non-cash stock-based compensation and higher legal fees in the Slovak Republic.
Non-cash stock-based compensation charges for the years ended December 31, 2019, 2018 and 2017 were US$ 4.2 million, US$ 7.1 million and US$ 4.4 million, respectively. Stock-based compensation expense recognized during 2018 includes US$ 2.9 million related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018.

Index

Operating income: Operating income increased from 2017 through 2019 due to increased television advertising and carriage fee revenues and effective cost control efforts. Our operating margin, which is determined as operating income divided by net revenues, was 27.0% in 2019, compared to 25.2% in 2018 and 21.8% in 2017.
Other income / expense items for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31, (US$ 000's)
	2019	2018	% Act	2018	2017	% Act
Interest expense	$(30,694)	$(49,106)	37.5%	$(49,106)	$(83,188)	41.0%
Other non-operating income / (expense), net:
Interest income	467	725	(35.6)%	725	536	35.3%
Foreign currency exchange (loss) / gain, net	(2,376)	(2,691)	11.7%	(2,691)	17,761	NM (1)
Change in fair value of derivatives	(201)	(1,715)	88.3%	(1,715)	(1,783)	3.8%
Loss on extinguishment of debt	(340)	(415)	18.1%	(415)	(101)	(310.9)%
Other income, net	242	508	(52.4)%	508	428	18.7%
Provision for income taxes	(35,226)	(27,828)	(26.6)%	(27,828)	(22,504)	(23.7)%
Income / (loss) from discontinued operations, net of tax	—	60,548	NM (1)	60,548	(1,636)	NM (1)
Net (income) / loss attributable to noncontrolling interests	(74)	79	(193.7)%	79	341	(76.8)%

(1)	Number is not meaningful.
Interest expense: Interest expense decreased in 2018 and 2019. This reflects the repricing of our Guarantee Fees in April 2018, the repayment of the 2019 Euro Loan and the partial repayment of the 2021 Euro Loan, as well as reduced borrowing costs following reductions in our net leverage ratio as defined within the Reimbursement Agreement. See Item 8, Note 4, "Long-term Debt and Other Financing Arrangements" and Note 15, "Interest Expense".
Interest income: Interest income primarily reflects earnings on our cash balances and was not material in any year presented.
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
In 2019, we recognized a net loss of US$ 2.4 million, comprised of transaction gains of US$ 0.8 million relating to the revaluation of intercompany loans, transaction losses of approximately US$ 0.8 million on our long-term debt and other financing arrangements and transaction losses of US$ 2.4 million relating to the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiary.
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
Change in fair value of derivatives: During 2019, we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. See Item 8, Note 12, "Financial Instruments and Fair Value Measurements".
During 2018, we recognized a loss as a result of the change in the fair value of our interest rate swaps that were not designated as hedging instruments.
During 2017, we recognized losses as a result of the change in fair value of our USD/EUR foreign currency forward contracts entered into on January 31, 2017, May 16, 2017 and July 21, 2017 as well as the interest rate swaps we use as hedging instruments for interest payments on the 2019 Euro Loan.
Loss on extinguishment of debt: In 2019, we recognized losses on extinguishment of debt related to our partial repayments of the 2021 Euro Loan. In 2018, we recognized losses on extinguishment of debt related to our full repayment of the 2019 Euro Loan and partial repayment of the 2021 Euro Loan.
Other income, net: Our other income / expense, net was not material in any year presented.
Provision for income taxes: The provision for income taxes during 2019 reflects income tax charges on profits in each of our operating segments and the impact of losses on which no tax benefit has been received.
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

Index

Income / (loss) from discontinued operations, net of tax: Income from discontinued operations, net of tax for 2018 is comprised of the gain on sale of our Croatian operations, the results of the Croatian operations through the date of sale and the allocation of interest expense and Guarantee Fees and transaction costs. Loss from discontinued operations, net of tax for 2017 is primarily comprised of the results of the Croatia segment including the allocation of interest expense and Guarantee Fees from the 2019 Euro Loan and transaction costs.
Net (income) / loss attributable to noncontrolling interests: The results attributable to noncontrolling interests relate to the noncontrolling interest share of the comprehensive profits and losses in our Bulgaria operations.
Other comprehensive income / loss:

	For The Year Ended December 31, (US$ 000's)
	2019	2018	% Act	2018	2017	% Act
Currency translation adjustment, net	$(6,149)	$(23,050)	73.3%	$(23,050)	$54,368	NM (1)
Unrealized (loss) / gain on derivative instruments	(3,979)	(5,800)	31.4%	(5,800)	1,269	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange (loss) / gain on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive income / loss due to currency translation adjustment, net comprised the following for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31, (US$ 000's)
	2019	2018	% Act	2018	2017	% Act
Foreign exchange gain / (loss) on intercompany transactions	$2,519	$(1,061)	NM (1)	$(1,061)	$11,326	NM (1)
Foreign exchange (loss) / gain on the Series B Preferred Shares	(5,129)	(12,527)	59.1%	(12,527)	33,444	NM (1)
Currency translation adjustment	(3,539)	(9,462)	62.6%	(9,462)	9,598	NM (1)
Currency translation adjustment, net	$(6,149)	$(23,050)	73.3%	$(23,050)	$54,368	NM (1)

(1)	Number is not meaningful.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during 2019, 2018 and 2017.
Percent Change During the Year Ended December 31, 2019

Index

Percent Change During the Year Ended December 31, 2018
Percent Change During the Year Ended December 31, 2017
Unrealized (loss) / gain on derivative instruments: The unrealized (loss) / gain on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive income / loss. See Item 8, Note 12, "Financial Instruments and Fair Value Measurements".

Index

Summarized consolidated balance sheets as at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018	% Act	% Lfl
Current assets	$349,980	$374,093	(6.4)%	(4.2)%
Non-current assets	1,097,882	1,114,268	(1.5)%	0.1%
Current liabilities	156,001	139,692	11.7%	14.0%
Non-current liabilities	680,273	849,978	(20.0)%	(18.5)%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	341,705	229,020	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	513	301	NM (1)	(16.9)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors that led to the movements from December 31, 2018, excluding the impact of foreign currency translation.
Current assets: Current assets decreased primarily due to the use of cash generated by our operations to pay down amounts owed in respect of the 2021 Euro Loan.
Non-current assets: Non-current assets remained in line with 2018, as a reduction in acquired program rights and the amortization of our broadcast license in the Czech Republic was partly offset by increased production of local content and the recognition of operating lease right-of-use assets following the adoption of a new accounting standard.
Current liabilities: Current liabilities increased, primarily due to accruals for the costs related to the proposed Merger and the recognition of operating lease liabilities following the adoption of a new accounting standard.
Non-current liabilities: Non-current liabilities decreased, primarily due to the partial repayment of amounts outstanding under the 2021 Euro Loan, partly offset by the recognition of operating lease liabilities following the adoption of a new accounting standard.
Temporary equity: Temporary equity at December 31, 2019 and 2018 represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The increase in shareholders’ equity reflects net income attributable to CME Ltd., partially offset by the impact of currency translation adjustments recognized in accumulated other comprehensive loss.
Noncontrolling interests in consolidated subsidiaries: The noncontrolling interests in consolidated subsidiaries represent the noncontrolling interest in our Bulgaria operations.

Index

III.    Liquidity and Capital Resources
III(a)    Summary of Cash Flows
Cash and cash equivalents decreased by US$ 25.4 million during 2019. The change in cash and cash equivalents for the periods presented below is summarized as follows:

	For The Year Ended December 31, (US$ 000's)
	2019	2018	2017
Net cash generated from continuing operating activities	$179,652	$109,024	$93,301
Net cash used in continuing investing activities	(24,375)	(24,540)	(27,947)
Net cash used in continuing financing activities	(178,089)	(182,362)	(58,439)
Net cash provided by / (used in) discontinued operations	—	102,566	(141)
Impact of exchange rate fluctuations on cash	(2,598)	(1,405)	11,020
Net (decrease) / increase in cash and cash equivalents	$(25,410)	$3,283	$17,794
Operating Activities
The increases in cash generated from continuing operations during 2019 was due primarily to lower cash payments for acquired programming and production costs and for interest and Guarantee Fees, which were partially offset by higher payments for income taxes.
The increase in cash generated from continuing operations during 2018 reflected higher cash collections from revenue growth and a decrease in cash paid for interest, offset by an increase in cash paid for accrued Guarantee Fees which were previously paid in-kind as well as taxes paid as a direct result of our improved operating performance.
We paid cash interest and Guarantee Fees of US$ 26.7 million, US$ 71.5 million (including US$ 27.3 million that was previously paid in kind) and US$ 55.5 million on our long-term debt and credit facilities in 2019, 2018 and 2017, respectively. The decreases in cash paid for interest and Guarantee Fees are due to the repricing of our Guarantee Fees, payments on the 2019 Euro Loan and 2021 Euro Loan, and reductions in our net leverage ratio due to improved performance.
We paid cash for taxes of US$ 36.0 million, US$ 28.4 million and US$ 15.1 million in 2019, 2018 and 2017, respectively.
Investing Activities
Net cash used in continuing investing activities consists of capital expenditures for property, plant and equipment, primarily in the Czech Republic and Bulgaria.
Financing Activities
The net cash used in continuing financing activities in 2019, 2018 and 2017, primarily reflects principal repayments made on our obligations under the 2019 and 2021 Euro Loans, offset by proceeds from the issuance of warrants in 2018.
Discontinued Operations
The net cash provided by discontinued operations during 2018 primarily reflected the cash received from the sale of our Croatian operations, offset by the payment of Guarantee Fees and interest related to the 2019 Euro Loan. The net cash used in discontinued operations during 2017 primarily reflected the results of our Croatian operations, including the payment of Guarantee Fees and interest related to the 2019 Euro Loan.
III(b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at December 31, 2019, we also had available the aggregate principal amount under the 2023 Revolving Credit Facility of US$ 75.0 million (see Item 8, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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

Index

III(c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at December 31, 2019 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$594,431	$—	$67,781	$526,650	$—
Long-term debt – interest	105,418	21,899	40,412	43,107	—
Unconditional purchase obligations	103,506	36,932	47,993	17,129	1,452
Operating leases	13,136	3,659	5,263	2,355	1,859
Finance lease obligations	16,805	7,109	8,559	1,137	—
Other long-term obligations	30,120	12,740	11,480	5,900	—
Total contractual obligations	$863,416	$82,339	$181,488	$596,278	$3,311
Long-Term Debt
For more information on our long-term debt, see Item 8, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates as at December 31, 2019.
Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At December 31, 2019, we had commitments in respect of future programming of US$ 103.5 million. This includes contracts signed with license periods starting after December 31, 2019.
Operating and Finance Leases
For more information on our operating and finance lease commitments see Item 8, Note 11, "Leases".
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
III(d)    Cash Outlook
For the year ending December 31, 2019, net cash generated from continuing operations and unlevered free cash flow were US$ 179.7 million and US$ 188.0 million, respectively, compared to US$ 109.0 million and US$ 156.0 million for the year ended December 31, 2018 (see Section I, "Overview"). As at December 31, 2019, we had US$ 36.6 million in cash and cash equivalents and our nearest debt maturity is November 1, 2021.
In 2019, we repaid US$ 168.9 million of debt exclusively from cash generated by our operations. Following these payments, the principal amount of EUR 60.3 million (US$ 67.8 million) is outstanding on our nearest debt maturity in November 2021. We expect cash paid for interest and Guarantee Fees to decline in 2020 compared to 2019 due to the reduction in our overall indebtedness and a lower weighted average all-in rate.
We expect our unlevered free cash flow to grow due to further improvement in our operating results. We anticipate the amounts of cash paid for income taxes to continue to increase in 2020 and to further converge with local statutory tax rates as our operating companies in each jurisdiction have returned to generating profits and previous tax losses were utilized.
As at December 31, 2019, the weighted average all-in rate applicable to the Euro Loans and Guarantee Fees was approximately 3.4%. As at December 31, 2019, our net leverage ratio improved to 2.4x from 3.5x at December 31, 2018.
Credit ratings and future debt issuances
Our corporate credit is rated B1 by Moody's Investors Service with a positive outlook and B+ by Standard & Poor's, on watch with negative implications due to the proposed Merger. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due, as well as the proposed Merger. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect an emphasis by the ratings agencies on the track record of strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In addition, our ratings may be downgraded if the agencies form a view that material support from Warner Media is not as strong, or the strategic importance of CME to Warner Media is not as significant as it has been in the past.
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
Foreign Exchange Forwards
We are exposed to movements in the USD to EUR exchange rates related to contractual payments under dollar-denominated agreements. To reduce this exposure, from time to time we may enter into pay-Euro receive-dollar forward foreign exchange contracts. We had no such agreements outstanding at December 31, 2019.
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

Index

Impairment of goodwill, indefinite-lived intangible assets and long-lived assets
We assess the carrying amount of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying amount may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares that is not attributable to factors other than the underlying value of our assets, negative market conditions or economic trends or specific events such as new legislation, new market entrants, changes in technology, as well as adverse legal judgments that we believe could have a negative impact on our business. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.
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
The fair value of each reporting unit is determined using an income methodology estimating projected future cash flows related to each reporting unit. These projected future cash flows are discounted back to the valuation date. Significant assumptions inherent in the methodology used include estimates of discount rates, future revenue growth rates, operating margins and a number of other factors, all of which are based on our assessment of the future prospects and the risks inherent at the respective reporting units. We have identified five reporting units which consist of our five geographic operating segments: Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia.
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
Each method noted above involves a number of significant assumptions over an extended period of time which could materially change our decision as to whether assets are impaired. The most significant of these assumptions include: the discount rate applied, the total advertising market size, achievable levels of market share, forecast OIBDA and capital expenditure and the rate of growth into perpetuity, each described in more detail below:

•
Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. We calculate the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macro-economic environment. The costs of capital that we have applied to cash flows for our 2019 annual impairment test are generally lower than those we had used in the 2018 impairment test due to a decrease in long term yields of US government bonds.

•
Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue we can expect to earn in each country. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. In our 2019 annual impairment review, we decreased our medium- and long-term view of the size of most of our individual television advertising markets compared to the estimates used in the 2018 annual impairment review based on our estimate of the macro-economic outlook of each of our operating markets.

•
Market share: This is a function of the audience share we expect our stations to generate, and the relative price at which we can sell advertising. Our estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with our segment management teams. Our estimates for our market share in our 2019 annual impairment review remained consistent when compared with those in our 2018 impairment review.

•
Forecast OIBDA: The level of cash flow generated by each operation is ultimately governed by the extent to which we manage the relationship between revenues and costs. We forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs we have incurred in generating revenue in each reporting unit, (b) the operating strategy of each business and (c) specific forecast costs to be incurred. Our annual impairment review includes assumptions to reflect benefits of cost control measures taken to date and anticipated future cost control efforts.

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
Upon conclusion of our 2019 annual review, we determined that the fair values of our reporting units and indefinite-lived intangible assets were substantially in excess of their respective carrying values. We concluded that the total estimated fair values used for purposes of the test are reasonable by comparing our market capitalization to the results of the discounted cash flow analysis of our reporting units, as adjusted for unallocated corporate assets and liabilities. Upon announcement of the Merger Agreement, we assessed the impact by allocating the Merger Agreement consideration to each reporting unit in proportion to the value determined in the discounted cash flow analysis in the annual review. Under these assumptions, the fair values of our reporting units were substantially in excess of their respective carrying values. The balance of goodwill allocated to each reporting unit is presented in Item 8, Note 3, "Goodwill and Intangible Assets".
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
We maintain a bad debt provision for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required in future periods. We review the accounts receivable balances periodically and our historical bad debt, customer concentrations and customer creditworthiness when evaluating the adequacy of our provision. In the event we recover amounts previously written off, we release the specific allowance to bad debt expense.
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

Index

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
Certain of our intercompany loans are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. For the years ended December 31, 2019, 2018 and 2017, we recorded a gain of US$ 2.5 million, a loss of US$ 1.1 million and a gain of US$ 11.3 million, respectively, on the retranslation of these intercompany loans as an adjustment to accumulated other comprehensive income / loss, a component of shareholders' equity.
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

Index

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We engage in activities that expose us to various market risks, including the effect of changes in foreign currency exchange rates and interest rates. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes. The table below sets forth our market risk sensitive instruments as at the following dates:
December 31, 2019:

Expected Maturity Dates	2020	2021	2022	2023		2024	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	60,335	—	468,800		—	—
Average interest rate (1)	—	1.28%	—	1.28%		—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	529,135	—	468,800	(2)	—	—
Average pay rate	—	0.30%	—	0.97%		—	—
Average receive rate	—	—%	—	—%		—	—

(1)
As discussed in Item 8, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.50% per annum as of December 31, 2019.

(2)
The interest rate swaps related to the 2023 Euro Loan maturing in 2023 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2021. See Item 8, Note 12, "Financial Instruments and Fair Value Measurements".

December 31, 2018:

Expected Maturity Dates	2019	2020	2021		2022	2023		Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	—	210,335		—	468,800		—
Average interest rate (1)	—	—	1.28%		—	1.28%		—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	210,335	—	679,135	(2)	—	468,800	(3)	—
Average pay rate	0.31%	—	0.33%		—	0.97%		—
Average receive rate	—%	—	—%		—	—%		—

(1)
As discussed in Item 8, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.75% per annum as of December 31, 2018.

(2)
The interest rate swaps related to the 2021 Euro Loan maturing in 2021 were forward starting to coincide with the maturity date of the interest rate swaps which matured in 2019. See Item 8, Note 12, "Financial Instruments and Fair Value Measurements".

(3)
The interest rate swaps related to the 2023 Euro Loan maturing in 2023 are forward starting to coincide with the maturity date of the interest rate swaps maturing in 2021. See Item 8, Note 12, "Financial Instruments and Fair Value Measurements".

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances, we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk (see Item 8, Note 12, "Financial Instruments and Fair Value Measurements").
Interest Rate Risk Management
The Euro Loans each bear interest at a variable rate based on EURIBOR plus an applicable margin. We are party to a number of interest rate swap agreements intended to reduce our exposure to interest rate movements (see Item 8, Note 12, "Financial Instruments and Fair Value Measurements").

Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements and Supplementary data begin on the following page and end on the page immediately preceding Item 9.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Central European Media Enterprises Ltd. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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
London, United Kingdom
February 6, 2020

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$36,621	$62,031
Accounts receivable, net (Note 6)	188,618	193,371
Program rights, net (Note 5)	75,909	77,624
Other current assets (Note 7)	48,832	41,067
Total current assets	349,980	374,093
Non-current assets
Property, plant and equipment, net (Note 8)	113,901	117,604
Program rights, net (Note 5)	166,237	171,871
Goodwill (Note 3)	667,988	676,333
Other intangible assets, net (Note 3)	127,589	136,052
Other non-current assets (Note 7)	22,167	12,408
Total non-current assets	1,097,882	1,114,268
Total assets	$1,447,862	$1,488,361

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$135,650	$120,468
Current portion of long-term debt and other financing arrangements (Note 4)	6,836	5,545
Other current liabilities (Note 10)	13,515	13,679
Total current liabilities	156,001	139,692
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	600,273	782,685
Other non-current liabilities (Note 10)	80,000	67,293
Total non-current liabilities	680,273	849,978
Commitments and contingencies (Note 21)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2018 - 200,000) (Note 13)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 14):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2018 – one)	—	—
253,607,026 shares of Class A Common Stock of $0.08 each (December 31, 2018 – 252,853,554)	20,288	20,228
Nil shares of Class B Common Stock of $0.08 each (December 31, 2018 – nil)	—	—
Additional paid-in capital	2,007,275	2,003,518
Accumulated deficit	(1,458,942)	(1,578,076)
Accumulated other comprehensive loss	(226,916)	(216,650)
Total CME Ltd. shareholders’ equity	341,705	229,020
Noncontrolling interests	513	301
Total equity	342,218	229,321
Total liabilities and equity	$1,447,862	$1,488,361
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except share and per share data)

	For The Year Ended December 31,
	2019	2018	2017
Net revenues	$694,804	$703,906	$642,868
Operating expenses:
Content costs	284,715	309,439	293,728
Other operating costs	54,826	56,731	55,924
Depreciation of property, plant and equipment	33,536	32,933	31,261
Amortization of intangibles	8,457	9,002	8,592
Cost of revenues	381,534	408,105	389,505
Selling, general and administrative expenses	125,934	118,214	113,449
Operating income	187,336	177,587	139,914
Interest expense (Note 15)	(30,694)	(49,106)	(83,188)
Other non-operating (expense) / income, net (Note 16)	(2,208)	(3,588)	16,841
Income before tax	154,434	124,893	73,567
Provision for income taxes	(35,226)	(27,828)	(22,504)
Income from continuing operations	119,208	97,065	51,063
Income / (loss) from discontinued operations, net of tax	—	60,548	(1,636)
Net income	119,208	157,613	49,427
Net (income) / loss attributable to noncontrolling interests	(74)	79	341
Net income attributable to CME Ltd.	$119,134	$157,692	$49,768

Net income	$119,208	$157,613	$49,427
Other comprehensive (loss) / income
Currency translation adjustment (Note 14)	(6,149)	(23,050)	54,368
Unrealized (loss) / gain on derivative instruments (Note 14)	(3,979)	(5,800)	1,269
Total other comprehensive (loss) / income	(10,128)	(28,850)	55,637
Comprehensive income	109,080	128,763	105,064
Comprehensive (income) / loss attributable to noncontrolling interests	(212)	(283)	1,254
Comprehensive income attributable to CME Ltd.	$108,868	$128,480	$106,318

PER SHARE DATA (Note 19):
Net income / (loss) per share:
Continuing operations — basic	$0.32	$0.27	$0.16
Continuing operations — diluted	0.32	0.25	0.12
Discontinued operations — basic	—	0.18	(0.01)
Discontinued operations — diluted	—	0.17	0.00
Attributable to CME Ltd. — basic	0.32	0.45	0.15
Attributable to CME Ltd. — diluted	0.32	0.42	0.12

Weighted average common shares used in computing per share amounts (000’s):
Basic	264,611	230,562	155,846
Diluted	266,198	257,694	236,404
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(US$ 000’s, except share data)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total (Deficit) / Equity
BALANCE December 31, 2016	1	$—	143,449,913	$11,476	—	$—	$1,910,244	$(1,785,536)	$(243,988)	$1,272	$(106,532)
Stock-based compensation	—	—	—	—	—	—	4,412	—	—	—	4,412
Exercise of warrants	—	—	1,148,469	92	—	—	1,056	—	—	—	1,148
Share issuance, stock based compensation	—	—	888,115	71	—	—	(71)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(168)	—	—	—	(168)
Preferred dividend paid in kind	—	—	—	—	—	—	(9,694)	—	—	—	(9,694)
Net income / (loss)	—	—	—	—	—	—	—	49,768	—	(341)	49,427
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	1,269	—	1,269
Currency translation adjustment	—	—	—	—	—	—	—	—	55,281	(913)	54,368
BALANCE December 31, 2017	1	$—	145,486,497	$11,639	—	$—	$1,905,779	$(1,735,768)	$(187,438)	$18	$(5,770)
Stock-based compensation	—	—	—	—	—	—	7,083	—	—	—	7,083
Exercise of warrants	—	—	105,652,401	8,452	—	—	97,200	—	—	—	105,652
Share issuance, stock based compensation	—	—	1,714,656	137	—	—	(137)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(1,630)	—	—	—	(1,630)
Preferred dividend paid in kind	—	—	—	—	—	—	(4,777)	—	—	—	(4,777)
Net income / (loss)	—	—	—	—	—	—	—	157,692	—	(79)	157,613
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(5,800)	—	(5,800)
Currency translation adjustment	—	—	—	—	—	—	—	—	(23,412)	362	(23,050)
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	4,184	—	—	—	4,184
Share issuance, stock-based compensation	—	—	753,472	60	—	—	(60)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(367)	—	—	—	(367)
Net income	—	—	—	—	—	—	—	119,134	—	74	119,208
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,979)	—	(3,979)
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,287)	138	(6,149)
BALANCE December 31, 2019	1	$—	253,607,026	$20,288	—	$—	$2,007,275	$(1,458,942)	$(226,916)	$513	$342,218
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

	For The Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,208	$157,613	$49,427
Adjustments to reconcile net income to net cash generated from continuing operating activities:
(Income) / loss from discontinued operations, net of tax	—	(60,548)	1,636
Amortization of program rights	284,715	309,439	293,728
Depreciation and other amortization	45,379	46,437	45,871
Interest and related Guarantee Fees paid in kind	—	3,783	23,331
Loss on extinguishment of debt	340	415	101
Gain on disposal of fixed assets	(84)	(90)	(108)
Deferred income taxes	(742)	2,734	(483)
Stock-based compensation (Note 17)	4,184	7,083	4,412
Change in fair value of derivatives	201	1,322	231
Foreign currency exchange loss / (gain), net	661	2,376	(13,773)
Changes in assets and liabilities:
Accounts receivable, net	2,356	(16,461)	(325)
Accounts payable and accrued liabilities	11,892	(8,597)	(1,588)
Program rights	(278,453)	(307,490)	(310,798)
Other assets and liabilities	(4,107)	587	3,385
Accrued interest	(768)	(31,338)	(3,727)
Income taxes payable	(7)	(2,878)	7,554
Deferred revenue	476	6,293	(2,272)
VAT and other taxes payable	(5,599)	(1,656)	(3,301)
Net cash generated from continuing operating activities	$179,652	$109,024	$93,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(24,423)	$(24,583)	$(28,115)
Proceeds from disposal of property, plant and equipment	48	43	168
Net cash used in continuing investing activities	$(24,375)	$(24,540)	$(27,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	$(168,913)	$(270,780)	$(59,060)
Debt transactions costs	—	(10,746)	(106)
Settlement of derivative instruments	(1,712)	—	—
Payment of credit facilities and capital leases	(7,097)	(4,858)	(2,999)
Proceeds from exercise of warrants	—	105,652	1,148
Proceeds from sale-leaseback transactions	—	—	2,746
Payments of withholding tax on net share settlement of stock-based compensation	(367)	(1,630)	(168)
Net cash used in continuing financing activities	$(178,089)	$(182,362)	$(58,439)

Net cash provided by discontinued operations - operating activities	—	1,842	736
Net cash provided by / (used in) discontinued operations - investing activities	—	100,724	(877)

Impact of exchange rate fluctuations on cash	(2,598)	(1,405)	11,020
Net (decrease) / increase in cash and cash equivalents	$(25,410)	$3,283	$17,794
CASH AND CASH EQUIVALENTS, beginning of year	62,031	58,748	40,954
CASH AND CASH EQUIVALENTS, end of year	$36,621	$62,031	$58,748
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$26,651	$43,350	$47,197
Cash paid for Guarantee Fees previously paid in kind	—	27,328	—
Cash paid for Guarantee Fees that previously could be paid in kind	—	812	8,343
Cash paid for income taxes, net of refunds	35,998	28,365	15,143

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accretion on Series B Convertible Redeemable Preferred Stock	$—	$4,777	$9,694
Acquisition of property, plant and equipment under finance lease	5,753	13,419	8,811
The accompanying notes are an integral part of these consolidated financial statements.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a Dutch holding company. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 20, "Segment Data" for financial information by segment. Our previously held Croatian operations, which were sold during 2018, are classified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017.
We are the market-leading broadcasters in each of our five operating countries with a combined portfolio of 30 television channels. Each country develops and produces content for their television channels. We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, direct-to-home and internet protocol television ("IPTV") operators for carriage of our channels as well as from advertising related to our digital initiatives. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
Merger
On October 27, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TV Bidco B.V. ("Parent") and TV Bermuda Ltd. ("Merger Sub"). Parent and Merger Sub are affiliates of PPF Group N.V. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving company in the proposed Merger as a wholly-owned subsidiary of Parent.
The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company will be held on February 27, 2020, where shareholders will be asked to vote on a proposal to approve the Merger Agreement, the related statutory merger agreement and the Merger contemplated under such agreements.
Under the Merger Agreement, at the effective time of the proposed Merger (the “Effective Time”), without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, each Class A Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and each such Class A Share (other than shares owned by the Company, Parent, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries, in each case not held on behalf of third parties) will be converted into the right to receive $4.58 in cash.
Under the Merger Agreement, at the Effective Time, without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, the Series A Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive the $32,900,000 in cash, without interest and each Series B Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive the $1,630.875 in cash, without interest; provided that, among other things, any conversion of the Series A Preferred Share or any Series B Preferred Shares into Class A Shares on or after October 27, 2019 will be deemed to be null and void.
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
We maintain a bad debt provision for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required in future periods. We review the accounts receivable balances periodically and our historical bad debt, customer concentrations and customer creditworthiness when evaluating the adequacy of our provision. In the event we recover amounts previously written off, we release the specific allowance to bad debt expense.
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
Our revenue streams involve significant judgment with respect to the discounts and agency commissions we provide to certain customers based on the amount of advertising purchased. Such discounts are based on estimates of the total amount expected to be earned and reduce revenue based on a systematic and rational allocation of the cost of honoring the discounts earned and claimed to each of the underlying revenue transactions that result in progress by the customer towards earning the discount. Due to the timing of the information provided by the rating agencies, significant judgment may be necessary to estimate the total volume of GRPs delivered within the contract period.
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

Construction-in-progress is not depreciated until put into use. Assets under finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Leasehold improvements are depreciated over the shorter of the related lease term or the life of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value, less expected costs of disposal.
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
Goodwill is evaluated at the reporting unit level, which we have determined is each of our five operating segments. We elected to bypass the qualitative assessment for all of our reporting units in 2019 and proceeded directly to performing the quantitative goodwill impairment test. The fair values of our reporting units were determined based on the present value of expected future cash flows, including terminal value, discounted at appropriate rates, determined separately for each reporting unit, and on publicly available information, where appropriate. The determination of fair value involves the use of significant estimates and assumptions, including: revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, management's long-term plan and a discount rate selected with reference to the relevant cost of capital. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value.
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
Leases
We determine if an arrangement includes a lease at inception. A right-of-use asset ("ROU") represents our right to use an underlying asset for the lease term and the corresponding lease liability represents our obligation to make periodic payments arising from that lease. ROUs and liabilities are recognized at their commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the commencement date of a lease in determining the present value of the lease payments. An ROU also includes any lease payments made prior to commencement and excludes any lease incentives received or to be received under the agreement. Our determination of the lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise such option.
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
ROUs and related operating lease liabilities are included in other non-current assets, other current liabilities and other non-current liabilities, respectively on our consolidated balance sheets. Operating lease costs are recognized on a straight-line basis over the lease term within content costs, other operating costs or sales, general and administrative expenses based on the use of the related ROU. ROUs and related finance lease liabilities are included in property and equipment, and long-term debt and other financing arrangements, respectively, on our consolidated balance sheets. Depreciation of an asset held under a finance lease is recognized in depreciation of property, plant and equipment.
See below "Recent Accounting Pronouncements" for information on the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 842, "Leases" as at January 1, 2019.
Financial Instruments
Fair value of financial instruments
The carrying amount of financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to the short-term nature of these items. The fair value of our long-term debt (as defined hereinafter) is included in Note 4, "Long-term Debt and Other Financing Arrangements".
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP requires significant management estimates in determining fair value. The extent of management’s judgments is highly dependent on the valuation model employed and the observability of inputs to the fair value model. The level of management judgment required in establishing fair value of financial instruments is more significant where there is no active market in which the instrument is traded. For financial instruments that are not remeasured through net income, we estimate fair value at issuance and account for the instrument at amortized cost. For financial instruments that are remeasured through net income, we assess the fair value of the instrument at each period end or earlier when events occur or circumstances change that would so require (see Note 12, "Financial Instruments and Fair Value Measurements").
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
Interest rate swaps and other instruments may be used to mitigate exposures to interest rate fluctuations on certain of our long-term debt instruments with variable interest rates. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statements of operations and comprehensive income / loss, together with realized gains and losses arising on settlement of these contracts. From time to time, we may designate certain of these instruments as hedges and apply hedge accounting as discussed in Note 12, "Financial Instruments and Fair Value Measurements".
Stock-Based Compensation
Stock-based compensation is recognized at fair value using the Black-Scholes option pricing model calculated as the closing price of our Class A common stock on the date of grant. The fair value of stock awards is recognized on a straight-line basis over the vesting period of the award as a component of selling, general and administrative expenses.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2019, 2018 and 2017 totaled US$ 6.4 million, US$ 6.2 million and US$ 5.4 million, respectively.
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
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing leasing assets and liabilities on the balance sheet and requiring additional disclosures about an entity's leasing arrangements. The guidance requires that a lessee recognize a liability to make lease payments and an ROU, with an available exception for leases with an initial term shorter than twelve months. Adoption of the guidance changed our accounting for operating leases while the accounting for our finance leases (previously called capital leases) remained substantially unchanged.
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
On transition, we recorded US$ 11.9 million in operating lease liabilities and related ROUs.
Recent Accounting Pronouncements Issued
In June 2016, the FASB issued new guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replace the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for our fiscal year beginning January 1, 2020. Based on our assessment, the guidance primarily applies to our accounts receivable and is not expected to substantially change our procedures for estimating our bad debt expense or the anticipated results of those procedures. We adopted this guidance on January 1, 2020.
In March 2019, the FASB issued new guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. The guidance further requires that an entity test a film or license agreement or program material for impairment at a film group level and under a fair value model when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, content acquired under a license agreement is not required to be separately presented on the balance sheet based on the estimated time of usage. Additional disclosures are required. We adopted this guidance on January 1, 2020. Based on our assessment of the guidance, each operating segment predominantly monetizes its content as a film group and we anticipate classifying all our acquired content as non-current on our consolidated balance sheets. We do not anticipate that this guidance will significantly impact the impairment we recognize in the consolidated statement of operations.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at December 31, 2019 and December 31, 2018 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2017	$175,071	$837,732	$90,305	$52,463	$19,400	$1,174,971
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2017	30,432	550,187	79,277	52,463	—	712,359
Foreign currency	(1,377)	(28,762)	(3,505)	(2,382)	—	(36,026)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2018	$173,694	$808,970	$86,800	$50,081	$19,400	$1,138,945
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2018	29,055	521,425	75,772	50,081	—	676,333
Foreign currency	(548)	(3,574)	(3,279)	(944)	—	(8,345)
Balance, December 31, 2019	28,507	517,851	72,493	49,137	—	667,988
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, December 31, 2019	$173,146	$805,396	$83,521	$49,137	$19,400	$1,130,600

Other intangible assets:
The net book values of our other intangible assets as at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$85,484	$—	$85,484	$87,356	$—	$87,356
Amortized:
Broadcast licenses	208,669	(169,239)	$39,430	210,447	(162,936)	47,511
Trademarks	609	(609)	—	631	(631)	—
Customer relationships	54,807	(54,288)	$519	56,024	(55,158)	866
Other	4,033	(1,877)	2,156	1,868	(1,549)	319
Total	$353,602	$(226,013)	$127,589	$356,326	$(220,274)	$136,052
Net broadcast licenses consist solely of our TV NOVA license in the Czech Republic, which is amortized on a straight-line basis through its expiration date in 2025. Our customer relationships are deemed to have an economic useful life of, and are amortized on a straight-line basis, over five years to fifteen years. Other intangibles primarily consist of non-cloud based software licenses which are typically amortized on a straight-line basis over the shorter of the contractual term or a period of up to five years.
The estimated amortization expense for the succeeding five years for our intangible assets with finite lives as of December 31, 2019 is as follows:

2020	$8,638
2021	8,622
2022	8,313
2023	7,912
2024	7,855

Impairment of goodwill and other intangible assets:
Our annual assessment of impairment includes the allocation of corporate debt to individual reporting units based on their relative fair values. For the purpose of the impairment assessment, this allocation resulted in a negative carrying value for the Slovak Republic and Slovenia segments, however, these segments were not determined to be impaired.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Upon conclusion of our annual impairment assessment, we determined that the fair value of our reporting units and other intangible assets were substantially in excess of their respective carrying values. We did not recognize any impairment charges in respect of goodwill and other intangible assets during the years ended December 31, 2019, 2018 or 2017. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" for further information.
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	December 31, 2019	December 31, 2018
Long-term debt	$590,777	$772,339
Other credit facilities and finance leases(1)	16,332	15,891
Total long-term debt and other financing arrangements	607,109	788,230
Less: current maturities(1)	(6,836)	(5,545)
Total non-current long-term debt and other financing arrangements	$600,273	$782,685

(1) Balance consists entirely of finance leases. For more information on finance leases, see Note 11, "Leases".
Overview
Total long-term debt and credit facilities comprised the following at December 31, 2019:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$67,781	$(98)	$67,683
2023 Euro Loan	526,650	(3,556)	523,094
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$594,431	$(3,654)	$590,777

(1)
Debt issuance costs related to the 2021 Euro Loan, the 2023 Euro Loan and the 2023 Revolving Credit Facility (each as defined below) are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the respective instruments. Debt issuance costs related to the 2023 Revolving Credit Facility are classified as non-current assets in our consolidated balance sheet.

On January 31, 2019, June 14, 2019 and September 23, 2019, we paid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates), EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates) and EUR 50.0 million (approximately US$ 54.9 million at September 23, 2019 rates), respectively, of the outstanding principal balance of the 2021 Euro Loan.

At December 31, 2019, the maturity of our long-term debt and credit facilities was as follows:

2020	—
2021	67,781
2022	—
2023	526,650
2024	—
2025 and thereafter	—
Total long-term debt and credit facilities	594,431
Debt issuance costs	(3,654)
Carrying amount of long-term debt and credit facilities	$590,777

Long-term Debt
Our long-term debt comprised the following at December 31, 2019 and December 31, 2018:

	Carrying Amount		Fair Value
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
2021 Euro Loan	$67,683	$240,296	$68,120	$233,058
2023 Euro Loan	523,094	532,043	529,303	502,617
	$590,777	$772,339	$597,423	$735,675

The estimated fair values of the Euro Loans (as defined below) as at December 31, 2019 and December 31, 2018 were determined using the average yield curve of comparable bonds with equivalent credit ratings which is a Level 2 input as described in Note 12, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

2021 Euro Loan
As at December 31, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 60.3 million (approximately US$ 67.8 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at December 31, 2019, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
2023 Euro Loan
As at December 31, 2019, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 526.7 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 12, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at December 31, 2019, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.50% (the components of which are shown in the table below under the heading "Interest Rate Summary").
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
Reimbursement Agreement and Guarantee Fees
In connection with Warner Media’s guarantees of the 2021 Euro Loan and 2023 Euro Loan (collectively, the "Euro Loans"), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Warner Media. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Warner Media as consideration for those guarantees, and the reimbursement to Warner Media of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Warner Media to purchase any amount outstanding under the Euro Loans from the lenders following an event of default under the Euro Loans or the Reimbursement Agreement. The Reimbursement Agreement is guaranteed by our wholly owned subsidiary CME BV and is secured by a pledge over 100% of the outstanding shares of CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2023 Revolving Credit Facility (described below).
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

Our consolidated net leverage as at December 31, 2019 and December 31, 2018 was 2.4x and 3.5x, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized US$ 13.4 million, US$ 26.7 million; and US$ 55.7 million, respectively, of Guarantee Fees as interest expense in our consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2021 Euro Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2023 Euro Loan are payable semi-annually in arrears on each June 1 and December 1.
The Guarantee Fees on the 2023 Euro Loan that were previously paid in kind are presented as a component of other non-current liabilities (see Note 10, "Other Liabilities") and bear interest per annum at the applicable Guarantee Fee rate (as set forth in the table below). Guarantee Fees are included in cash flows from operating activities in our consolidated statements of cash flows.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.47%		1.50%	3.25%
2023 Euro Loan	1.28%		0.28%	(1)	1.94%	3.50%
2023 Revolving Credit Facility (if drawn)	5.16%	(2)	—		—	5.16%

(1)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.50% if our net leverage ratio remains unchanged.

(2)	Based on the three month LIBOR of 1.91% as at December 31, 2019.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the “2023 Revolving Credit Facility”) as at December 31, 2019.
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
As at December 31, 2019, the following spreads were applicable:

Consolidated Net Leverage				Alternate Base Rate Loans	Eurodollar Loans
≥	7.0x			5.25%	6.25%
<	7.0x	-	6.0x	4.25%	5.25%
<	6.0x	-	5.0x	3.50%	4.50%
<	5.0x	-	4.0x	3.00%	4.00%
<	4.0x	-	3.0x	2.50%	3.50%
<	3.0x			2.25%	3.25%
The 2023 Revolving Credit Facility is guaranteed by CME BV and is secured by a pledge over 100% of the outstanding shares of CME BV. The 2023 Revolving Credit Facility agreement contains limitations on CME’s ability to incur indebtedness, incur guarantees, grant liens, pay dividends or make other distributions, enter into certain affiliate transactions, consolidate, merge or effect a corporate reconstruction, make certain investments acquisitions and loans, and conduct certain asset sales. The agreement also contains maintenance covenants in respect of interest cover and total leverage ratios, and has covenants in respect of incurring indebtedness, the provision of guarantees, making investments and disposals, granting security and certain events of defaults.
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
As at December 31, 2019, we had deposits of US$ 11.6 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2018, we had deposits of US$ 36.8 million in and no drawings on the BMG cash pool.
Factoring Arrangements
Under a factoring framework agreement with Factoring Česka spořitelna, a.s., up to CZK 475.0 million (approximately US$ 21.0 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.
Under a factoring framework agreement with Factoring KB, a.s., certain receivables in the Czech Republic may be factored on a non-recourse basis. The facility has a factoring fee of 0.11% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding up to a maximum of 60 days from the due date.
Under a factoring framework agreement with Global Funds IFN S.A., receivables from certain customers in Romania may be factored on a non-recourse basis. The facility has a factoring fee of 4.0% of any factored receivable and bears interest at 6.0% per annum from the date the receivables are factored to the due date of the factored receivable.
As at December 31, 2019, and December 31, 2018, we had no outstanding liability balances on any of our factoring arrangements.
Finance Leases
For additional information on finance leases, see Note 11, "Leases"

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

5.    PROGRAM RIGHTS
Program rights comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Program rights:
Acquired program rights, net of amortization	$135,352	$153,761
Less: current portion of acquired program rights	(75,909)	(77,624)
Total non-current acquired program rights	59,443	76,137
Produced program rights – Feature Films:
Released, net of amortization	504	653
Produced program rights – Television Programs:
Released, net of amortization	57,190	55,220
Completed and not released	16,578	8,347
In production	32,248	30,904
Development and pre-production	274	610
Total produced program rights	106,794	95,734
Total non-current acquired program rights and produced program rights	$166,237	$171,871

6.    ACCOUNTS RECEIVABLE
Accounts receivable comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Third-party customers	$197,166	$203,068
Less: allowance for bad debts and credit notes	(8,548)	(9,697)
Total accounts receivable	$188,618	$193,371

Bad debt (release) / expense for the years ended December 31, 2019, 2018 and 2017 was US$ (2.5) million, US$ 0.8 million, and US$ 1.9 million, respectively.
7.    OTHER ASSETS
Other current and non-current assets comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Current:
Prepaid acquired programming	$27,237	$29,918
Other prepaid expenses	12,775	9,119
VAT recoverable	7,775	1,702
Other	1,045	328
Total other current assets	$48,832	$41,067

	December 31, 2019	December 31, 2018
Non-current:
Capitalized debt costs (Note 4)	$7,277	$9,660
Deferred tax	2,261	2,411
Operating lease - right-of-use assets (Note 11)	11,682	—
Other	947	337
Total other non-current assets	$22,167	$12,408

Capitalized debt costs are being amortized over the term of the 2023 Revolving Credit Facility using the straight-line method, which approximates the effective interest method.
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Land and buildings	$100,502	$100,574
Machinery, fixtures and equipment	212,810	206,491
Other equipment	36,007	35,022
Software	70,294	68,239
Construction in progress	4,774	4,663
Total cost	424,387	414,989
Less: accumulated depreciation	(310,486)	(297,385)
Total net book value	$113,901	$117,604

Assets held under finance leases (included in the above)
Land and buildings	$3,914	$3,989
Machinery, fixtures and equipment	31,961	25,414
Total cost	35,875	29,403
Less: accumulated depreciation	(15,799)	(10,705)
Total net book value	$20,076	$18,698

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was US$ 33.5 million, US$ 32.9 million and US$ 31.3 million, respectively.
The movement in the net book value of property, plant and equipment during the years ended December 31, 2019 and 2018 was comprised of:

	For The Year Ended December 31,
	2019	2018
Opening balance	$117,604	$119,349
Additions (1)	32,348	36,737
Disposals	(29)	(42)
Depreciation	(33,536)	(32,933)
Foreign currency movements	(2,486)	(5,507)
Ending balance	$113,901	$117,604

(1) Includes assets acquired under finance leases. For additional information, see Note 11, "Leases"
9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$56,343	$48,708
Related party accounts payable	267	292
Programming liabilities	17,293	16,072
Related party programming liabilities	10,553	12,171
Duties and other taxes payable	9,426	9,014
Accrued staff costs(1)	24,027	17,425
Accrued interest payable	2,104	2,456
Related party accrued interest payable (including Guarantee Fees)	1,103	1,749
Income taxes payable	10,304	10,415
Other accrued liabilities	4,230	2,166
Total accounts payable and accrued liabilities	$135,650	$120,468

(1) Includes certain retention bonuses related to the proposed Merger agreed in 2019.
10.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Current:
Deferred revenue	$9,451	$9,906
Legal provisions	635	1,978
Operating lease liabilities (Note 11)	3,203	—
Other	226	1,795
Total other current liabilities	$13,515	$13,679

	December 31, 2019	December 31, 2018
Non-current:
Deferred tax	$21,294	$22,545
Derivative instruments (Note 12)	12,670	9,817
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Operating lease liabilities (Note 11)	8,434	—
Other	4,137	1,466
Total other non-current liabilities	$80,000	$67,293

During the years ended December 31, 2019, 2018 and 2017, we recognized revenue of US$ 9.7 million, US$ 5.4 million and US$ 4.9 million which we had deferred as at December 31, 2018, 2017 and 2016, respectively.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

11.    LEASES
We enter into operating and finance leases for offices, production and related facilities, cars and certain equipment. Our leases have remaining lease terms up to ten years.
The components of lease cost for the year ended December 31, 2019 were as follows:

Operating lease cost:
Short-term operating lease cost	$6,046
Long-term operating lease cost	4,600
Total operating lease cost	$10,646

Finance lease cost:
Amortization of right-of-use asset	$5,894
Interest on lease liabilities	355
Total finance lease cost	$6,249

The classification of cash flows related to our leases for the year ended December 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,432
Operating cash flows from finance leases	362
Financing cash flows from finance leases	7,097

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,802
Finance leases	5,753

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Our current and non-current assets and liabilities related to our leasing arrangements comprised the following at December 31, 2019:

Operating Leases
Operating lease right-of-use-assets, gross	$15,396
Accumulated amortization	(3,714)
Operating lease right-of-use-assets, net	$11,682

Other current liabilities	$3,203
Other non-current liabilities	8,434
Total operating lease liabilities	$11,637

Finance Leases
Property, plant and equipment, gross	$35,875
Accumulated depreciation	(15,799)
Property, plant and equipment, net	$20,076

Current portion of long-term debt and other financing arrangements	$6,836
Long-term debt and other financing arrangements	9,496
Total finance lease liabilities	$16,332

Weighted Average Remaining Lease Term	Years
Operating leases	4.9
Finance leases	2.7

Weighted Average Discount Rate	Discount Rate
Operating leases	4.7%
Finance leases	2.1%

Our lease liabilities had the following maturities at December 31, 2019:

	Operating Leases	Finance Leases
2020	$3,659	$7,109
2021	3,015	5,645
2022	2,248	2,914
2023	1,467	1,137
2024	888	—
2025 and thereafter	1,859	—
Total undiscounted payments	13,136	16,805
Less: amount representing interest	(1,499)	(473)
Present value of net minimum lease payments	$11,637	$16,332

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
As at December 31, 2019, each instrument is fully designated as a cash flow hedge. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at December 31, 2019
April 26, 2018	3	EUR	60,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan	$(585)
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(1,672)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(10,413)

Foreign Currency Risk
From time to time, we have entered into forward foreign exchange contracts to reduce our exposure to movements in foreign exchange rates related to contractual payments under certain dollar-denominated agreements. We had no such agreements outstanding during the year ended December 31, 2019.
Fair Value of Derivatives
The change in fair value of derivatives not recognized within accumulated other comprehensive income / loss comprised the following for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31,
	2019	2018	2017
Loss on currency swaps	$—	$—	$(1,380)
Loss on interest rate swaps	(201)	(1,715)	(403)
Change in fair value of derivatives	$(201)	$(1,715)	$(1,783)

13.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at December 31, 2019 and 2018. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at December 31, 2019 and 2018, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of December 31, 2019, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Pursuant to the Certificate of Designation of the Series B Preferred Shares, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at December 31, 2019, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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
The Series B Preferred Shares are not considered a liability and the embedded conversion feature does not require bifurcation. The Series B Preferred Shares are classified outside of permanent equity at redemption value. For the years ended December 31, 2018 and 2017, we recognized accretion on the Series B Preferred Shares of US$ 4.8 million and US$ 9.7 million, respectively, with corresponding decreases in additional paid-in capital.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

14.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at December 31, 2019 and 2018.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at December 31, 2019 and 2018. Pursuant to the Certificate of Designation, the Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation for the Series A Preferred Share.
200,000 shares of Series B Preferred Shares were issued and outstanding as at December 31, 2019 and 2018 (see Note 13, "Convertible Redeemable Preferred Shares"). As of December 31, 2019, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at December 31, 2019 and 2018. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 253.6 million and 252.9 million shares of Class A common stock outstanding at December 31, 2019 and 2018, respectively, and no shares of Class B common stock outstanding at December 31, 2019 or 2018.
As at December 31, 2019, TW Investor owns 64% of the outstanding shares of Class A common stock. In connection with the exercise of warrants (described below) by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which they granted the independent directors the right to vote the approximately 100.9 million shares of Class A common stock received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any general meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at such a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have undertaken to maintain this proxy arrangement in effect until April 2020 and may at their option extend it for an additional year from that date. After giving effect to its ownership of the Series A Preferred Share, Warner Media has a 44.3% voting interest in the Company at any meeting where the Warrant Shares are voted pursuant to the standing proxies.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the years ended December 31, 2019, 2018 and 2017 comprised the following:

	For The Year Ended December 31,
	2019	2018	2017
BALANCE, beginning of year	$(216,650)	$(187,438)	$(243,988)

Currency translation adjustment, net
Balance, beginning of year	$(207,668)	$(184,256)	$(239,537)
Foreign exchange gain / (loss) on intercompany loans (1)	2,519	(1,061)	11,326
Foreign exchange (loss) / gain on the Series B Preferred Shares	(5,129)	(12,527)	33,444
Currency translation adjustments	(3,677)	(9,824)	10,511
Balance, end of year	$(213,955)	$(207,668)	$(184,256)

Unrealized loss on derivative instruments designated as hedging instruments
Balance, beginning of year	$(8,982)	$(3,182)	$(4,451)
Change in the fair value of hedging instruments	(5,870)	(9,455)	(1,942)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value of hedging instruments reclassified to interest expense	1,726	2,220	2,764
Changes in fair value of hedging instruments reclassified to other non-operating expense, net	165	1,435	447
Balance, end of year	$(12,961)	$(8,982)	$(3,182)

BALANCE, end of year	$(226,916)	$(216,650)	$(187,438)

(1)	Represents foreign exchange gains and losses on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

15.    INTEREST EXPENSE
Interest expense comprised the following for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31,
	2019	2018	2017
Interest on long-term debt and other financing arrangements	$27,308	$44,604	$77,170
Amortization of capitalized debt issuance costs	3,386	4,502	6,018
Total interest expense	$30,694	$49,106	$83,188

We paid cash interest (including mandatory cash-pay Guarantee Fees) of US$ 26.7 million, US$ 43.4 million and US$ 47.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.
16.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31,
	2019	2018	2017
Interest income	$467	$725	$536
Foreign currency exchange (loss) / gain, net	(2,376)	(2,691)	17,761
Change in fair value of derivatives (Note 12)	(201)	(1,715)	(1,783)
Loss on extinguishment of debt	(340)	(415)	(101)
Other income, net	242	508	428
Total other non-operating (expense) / income, net	$(2,208)	$(3,588)	$16,841

17.    STOCK-BASED COMPENSATION
Subsequent to the amendment approved at our Annual General Meeting on May 20, 2019, our 2015 Stock Incentive Plan (the "2015 Plan") has 16,000,000 shares of Class A common stock authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee.
For the years ended December 31, 2019, 2018 and 2017, we recognized charges for stock-based compensation of US$ 4.2 million, US$ 7.1 million and US$ 4.4 million, respectively, presented as a component of selling, general and administrative expenses in our consolidated statements of operations and comprehensive income / loss. Stock-based compensation expense recognized during the year ended December 31, 2018 includes US$ 2.9 million related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the years ended December 31, 2019, 2018 and 2017. The summary of stock options outstanding as at December 31, 2019 and December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,011,392	$2.32	6.58	$916
Outstanding at December 31, 2019	2,011,392	$2.32	5.58	$4,436
Vested or expected to vest at December 31, 2019	2,011,392	$2.32	5.58	$4,436
Exercisable at December 31, 2019	1,908,544	$2.32	5.55	$4,223

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At December 31, 2019, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock options are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the fourth quarter of 2019 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at December 31, 2019. This amount changes based on the fair value of our Class A common stock. All unvested stock options at December 31, 2019 will vest in March 2020.

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
The following table summarizes information about unvested RSUs as at December 31, 2019:

	Number of Shares / Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	1,996,355	$3.68
Granted	1,191,586	3.57
Vested	(855,260)	3.49
Unvested at December 31, 2019	2,332,681	$3.69

The intrinsic value of unvested RSUs was US$ 10.6 million as at December 31, 2019. Total unrecognized compensation cost related to unvested RSUs as at December 31, 2019 was US$ 5.9 million and is expected to be recognized over a weighted-average period of 2.2 years.
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
On December 4, 2018, the 2018 PRSU Award was granted with unlevered free cash flow and OIBDA targets corresponding to two, three and four-year performance periods ended December 31, 2020, 2021 and 2022, respectively. The maximum achievement under the 2018 PRSU Award is 200% of the shares allotted to the corresponding target. At December 31, 2019 and 2018, there were 501,572 unvested shares with a weighted-average grant date fair value of US$ 3.19. There were no new awards granted or vested and we recognized US$ 0.2 million of related compensation cost during the year ended December 31, 2019 in respect of performance targets considered probable of being achieved.
The intrinsic value of unvested PRSUs was US$ 2.3 million as at December 31, 2019. Total unrecognized compensation cost related to unvested PRSUs as at December 31, 2019 was US$ 1.4 million of which US$ 0.2 million is related to performance targets currently considered probable of being achieved and will be recognized over a period of 1.2 years.
18.    INCOME TAXES
As our investments are predominantly owned by Dutch holding companies, the components of the provision for income taxes and of the income / (loss) before tax have been analyzed between their Netherlands and non-Netherlands components. Similarly, the Dutch corporate income tax rates have been used in the reconciliation of income taxes.
Income from continuing operations before income taxes
The Netherlands and non-Netherlands components of income from continuing operations before income taxes are:

	For The Year Ended December 31,
	2019	2018	2017
Domestic	$(19,557)	$(38,434)	$(50,344)
Foreign	173,991	163,327	123,911
Total	$154,434	$124,893	$73,567

Total tax provision for the years ended December 31, 2019, 2018 and 2017 was allocated as follows:

	For The Year Ended December 31,
	2019	2018	2017
Income tax provision from continuing operations	$(35,226)	$(27,828)	$(22,504)
Income tax provision from discontinued operations	—	(1,423)	(1,226)
Total tax provision	$(35,226)	$(29,251)	$(23,730)

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Provision for Income Taxes
The Netherlands and non-Netherlands components of the provision for income taxes from continuing operations consist of:

	For The Year Ended December 31,
	2019	2018	2017
Current income tax provision:
Domestic	$—	$—	$—
Foreign	(35,973)	(25,308)	(22,273)
	(35,973)	(25,308)	(22,273)
Deferred tax provision:
Domestic	—	—	—
Foreign	747	(2,520)	(231)
	747	(2,520)	(231)
Provision for income taxes	$(35,226)	$(27,828)	$(22,504)

Reconciliation of Effective Income Tax Rate
The following is a reconciliation of income taxes, calculated at statutory Netherlands rates, to the provision for income taxes included in the accompanying consolidated statements of operations and comprehensive income / loss for the years ended December 31, 2019, 2018 and 2017:

	For The Year Ended December 31,
	2019	2018	2017
Income taxes at Netherlands rates (25%)	$(38,596)	$(31,206)	$(18,378)
Jurisdictional differences in tax rates	7,863	10,384	7,303
Non-deductible interest	—	(2,455)	(248)
Losses expired	(12,196)	(7,111)	(7,583)
Change in valuation allowance (1)	3,139	26,042	(6,242)
Unrecognized tax benefits	—	1,077	—
Effect of change in tax rate (1)	5,000	(21,982)	—
Non-deductible expenses	(872)	(879)	207
Other	436	(1,698)	2,437
Provision for income taxes	$(35,226)	$(27,828)	$(22,504)

(1)	The effect of change in tax rate in 2019 and 2018 is the impact of tax rates enacted in the Netherlands on the tax benefit of loss carry-forwards.
In 2017, the net provision for income taxes was more than the provision computed at statutory tax rates primarily due to losses on which no tax benefit has been received.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Components of Deferred Tax Assets and Liabilities
The following table shows the significant components included in deferred income taxes as at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Assets:
Tax benefit of loss carry-forwards and other tax credits	$92,895	$103,468
Programming rights	2,510	2,211
Property, plant and equipment	2,989	3,088
Accrued expenses	4,607	3,922
Other	7,101	2,997
Gross deferred tax assets	110,102	115,686
Valuation allowance	(98,915)	(103,126)
Net deferred tax assets	$11,187	$12,560

Liabilities:
Broadcast licenses, trademarks and customer relationships	$(20,156)	$(21,979)
Property, plant and equipment	(542)	(293)
Programming rights	(4,491)	(5,123)
Tax payable on potential distribution of reserves	(5,031)	(4,379)
Other	—	(920)
Total deferred tax liabilities	(30,220)	(32,694)
Net deferred income tax liability	$(19,033)	$(20,134)

Deferred tax is recognized on the consolidated balance sheet as follows:

	December 31, 2019	December 31, 2018
Net non-current deferred tax assets	$2,261	$2,411
Net non-current deferred tax liabilities	(21,294)	(22,545)
Net deferred income tax liability	$(19,033)	$(20,134)

We provided a valuation allowance against potential deferred tax assets of US$ 98.9 million and US$ 103.1 million as at December 31, 2019 and 2018, respectively, since it has been determined by management, based on the weight of all available evidence, that it is more likely than not that the benefits associated with these assets will not be realized.
During 2019 and 2018, we had the following movements on valuation allowances:

Balance at December 31, 2017	$133,477
Created during the period	100
Utilized	(26,142)
Foreign exchange	(5,569)
Other	1,260
Balance at December 31, 2018	103,126
Created during the period	3,773
Utilized	(6,912)
Foreign exchange	(1,936)
Other	864
Balance at December 31, 2019	$98,915

As of December 31, 2019 we had operating loss carry-forwards that will expire in the following periods:

	2020	2021	2022	2023	2024-27	Indefinite
The Netherlands	$47,688	$50,014	$53,674	$57,042	$209,378	$—
Slovenia	—	—	—	—	—	9,810
United Kingdom	—	—	—	—	—	1,960
Total	$47,688	$50,014	$53,674	$57,042	$209,378	$11,770

The losses are subject to examination by the tax authorities and to restriction on their utilization. In particular, the losses can only be utilized against profits arising in the legal entity in which they arose. The utilization of the losses may also be restricted following a change of business activity.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

We have provided valuation allowances against substantially all of the above loss carry-forwards.
As at December 31, 2019 and 2018, we had no permanently reinvested earnings in subsidiaries giving rise to a temporary difference.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2017	$1,052
Settlement	(1,077)
Foreign exchange	25
Balance at December 31, 2018	$—

We do not have any unrecognized tax benefits activity during the year ended December 31, 2019 and do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.
Our subsidiaries file income tax returns in the Netherlands and various other tax jurisdictions. As at December 31, 2019, our subsidiaries are generally no longer subject to income tax examinations for years before:

Tax Jurisdiction	Year
Bulgaria	2015
Czech Republic	2012
The Netherlands	2018
Romania	2014
Slovak Republic	2012
Slovenia	2014
United Kingdom	2018

We recognize, when applicable, both accrued interest and penalties related to unrecognized tax benefits in income tax expense in the accompanying consolidated statements of operations and comprehensive income / loss. There were no significant interest or penalties accrued in the years ended December 31, 2019, 2018 and 2017.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

19.    EARNINGS PER SHARE
We determined that the Series B Preferred Shares are a participating security, and accordingly, our basic and diluted net income / loss per share is calculated using the two-class method. Under the two-class method, basic net income / loss per common share is computed by dividing the net income available to common shareholders after deducting contractual amounts of accretion on the Series B Preferred Shares and the income allocated to these shares by the weighted-average number of common shares outstanding during the period. Diluted net income / loss per share is computed by dividing the adjusted net income by the weighted-average number of dilutive shares outstanding during the period after adjusting for the impact of those dilutive shares on the allocation of income to the Series B Preferred Shares.
The components of basic and diluted earnings per share are as follows:

	For The Year Ended December 31,
	2019	2018	2017
Income from continuing operations	$119,208	$97,065	$51,063
Net (income) / loss attributable to noncontrolling interests	(74)	79	341
Less: preferred share accretion paid in kind (Note 13)	—	(4,777)	(9,694)
Less: income allocated to Series B Preferred Shares	(35,237)	(29,956)	(16,994)
Income / (loss) from continuing operations available to common shareholders, net of noncontrolling interest	83,897	62,411	24,716
Income / (loss) from discontinued operations, net of tax	—	60,548	(1,636)
Less: (income) / loss allocated to Series B Preferred Shares	—	(19,637)	667
Net income attributable to CME Ltd. available to common shareholders — basic	83,897	103,322	23,747

Effect of dilutive securities
Dilutive effect of employee stock options, RSUs and common stock warrants	148	3,653	3,829
Net income attributable to CME Ltd. available to common shareholders — diluted	$84,045	$106,975	$27,576

Weighted average outstanding shares of common stock — basic (1)	264,611	230,562	155,846
Dilutive effect of employee stock awards and common stock warrants	1,587	27,132	80,558
Weighted average outstanding shares of common stock — diluted	266,198	257,694	236,404

Net income / (loss) per share:
Continuing operations — basic	$0.32	$0.27	$0.16
Continuing operations — diluted	0.32	0.25	0.12
Discontinued operations — basic	—	0.18	(0.01)
Discontinued operations — diluted	—	0.17	0.00
Attributable to CME Ltd. — basic	0.32	0.45	0.15
Attributable to CME Ltd. — diluted	0.32	0.42	0.12

(1)
For the purpose of computing basic earnings per share, the 11,211,449 shares of Class A common stock underlying the Series A Preferred Share are included in the weighted average outstanding shares of common stock - basic, because the rights of the Series A Preferred Share are considered substantially similar to that of our Class A common stock.

Weighted-average, equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive for the periods presented, but may be dilutive in future periods:

	For The Year Ended December 31,
	2019	2018	2017
RSUs	376	1,506	144
Total	376	1,506	144
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets for our continuing operations by segment for the years ended December 31, 2019, 2018 and 2017 for consolidated statements of operations and comprehensive income / loss data and consolidated statements of cash flow data; and as at December 31, 2019 and 2018 for consolidated balance sheet data.

Net revenues:	For The Year Ended December 31,
	2019	2018	2017
Bulgaria	$83,406	$84,593	$77,341
Czech Republic	237,320	233,991	209,041
Romania	188,251	201,505	191,244
Slovak Republic	108,003	106,834	97,721
Slovenia	80,809	79,587	68,696
Intersegment revenues (1)	(2,985)	(2,604)	(1,175)
Total net revenues	$694,804	$703,906	$642,868

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

OIBDA:	For The Year Ended December 31,
	2019	2018	2017
Bulgaria	$25,720	$21,620	$16,241
Czech Republic	101,617	94,576	82,652
Romania	87,727	85,737	73,418
Slovak Republic	35,350	27,941	23,845
Slovenia	26,395	22,516	14,263
Elimination	15	34	(3)
Total operating segments	276,824	252,424	210,416
Corporate	(28,900)	(29,750)	(30,649)
Total OIBDA	247,924	222,674	179,767
Depreciation of property, plant and equipment	(33,536)	(32,933)	(31,261)
Amortization of broadcast licenses and other intangibles	(8,457)	(9,002)	(8,592)
Other items (1)	(18,595)	(3,152)	—
Operating income	187,336	177,587	139,914
Interest expense (Note 15)	(30,694)	(49,106)	(83,188)
Other non-operating (expense) / income, net (Note 16)	(2,208)	(3,588)	16,841
Income before tax	$154,434	$124,893	$73,567

(1)
Other items during the year ended December 31, 2019 reflects costs relating to the strategic review and resulting proposed Merger, primarily the full recognition of executive employee retention agreements and financial and professional fees and is reflected in selling, general and administrative expenses in our consolidated statements of operations. Other items during the year ended December 31, 2018 consists solely of expense related to the accelerated vesting of RSUs with performance conditions in accordance with the terms of the corresponding award agreement following the completion of sale of the Company's Croatian operations on July 31, 2018.

Index
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)

Total assets: (1)	December 31, 2019	December 31, 2018
Bulgaria	$135,593	$142,165
Czech Republic	758,479	771,286
Romania	289,968	297,937
Slovak Republic	150,806	146,252
Slovenia	92,144	89,440
Total operating segments	1,426,990	1,447,080
Corporate	20,872	41,281
Total assets	$1,447,862	$1,488,361

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For The Year Ended December 31,
	2019	2018	2017
Bulgaria	$6,023	$4,222	$4,584
Czech Republic	8,212	9,012	10,449
Romania	4,628	4,767	6,639
Slovak Republic	1,754	1,601	1,963
Slovenia	3,496	4,200	3,171
Total operating segments	24,113	23,802	26,806
Corporate	310	781	1,309
Total capital expenditures	$24,423	$24,583	$28,115

Long-lived assets: (1)	December 31, 2019	December 31, 2018
Bulgaria	$13,538	$10,627
Czech Republic	36,760	39,314
Romania	31,115	33,368
Slovak Republic	16,201	16,376
Slovenia	15,207	15,955
Total operating segments	112,821	115,640
Corporate	1,080	1,964
Total long-lived assets	$113,901	$117,604

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following:

Consolidated revenue by type:	For The Year Ended December 31,
	2019	2018	2017
Television advertising	$547,524	$562,450	$523,516
Carriage fees and subscriptions	117,652	113,746	95,823
Other	29,628	27,710	23,529
Total net revenues	$694,804	$703,906	$642,868

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
(Tabular amounts in US$ 000’s, except share and per share data)

21.    COMMITMENTS AND CONTINGENCIES
Commitments
a)    Programming Rights Agreements and Other Commitments
At December 31, 2019, we had total commitments of US$ 103.5 million (December 31, 2018: US$ 62.8 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments
2020	$36,932	$12,740
2021	24,944	5,705
2022	23,049	5,775
2023	11,601	5,900
2024	5,528	—
2025 and thereafter	1,452	—
Total	$103,506	$30,120

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
Despite a random case assignment system in the Slovak Republic, claims in respect of three of the notes were initially assigned to the same judge. One of those claims, concerning one of the promissory notes having a face value of approximately EUR 8.3 million (the "First PN Case"), was subsequently reassigned. Proceedings on the claim in respect of the fourth promissory note (in the amount of approximately EUR 26.2 million) (the "Fourth PN Case") were initially terminated in January 2017 by the presiding judge because the plaintiff failed to pay court fees and were terminated a second time by a different presiding judge in September 2017 after the plaintiff refiled but failed to pay court fees a second time.
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the First PN Case in respect of the claims relating to the second promissory note having a face value of approximately EUR 8.3 million (the "Second PN Case") and one of the promissory notes having a face value of approximately EUR 26.2 million (the "Third PN Case").
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
Accordingly, civil proceedings in respect of all four promissory notes have now been suspended until a final and enforceable decision is rendered in the criminal proceedings. Criminal proceedings commenced in July 2019 and are ongoing. The Special Criminal Court overseeing the criminal proceedings has scheduled hearing dates into mid-February 2020.
In the event any of the civil proceedings are not dismissed as a result of the successful conclusion of the criminal proceedings, Markiza will continue to vigorously defend the claims.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
22.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.3% voting interest in CME Ltd. (see Note 14, "Equity") as at December 31, 2019, as material related party transactions.
AT&T

	For The Year Ended December 31,
	2019	2018	2017
Cost of revenues	$20,666	$22,609	$22,373
Interest expense	17,380	31,867	62,501

	December 31, 2019	December 31, 2018
Programming liabilities	$10,553	$12,171
Other accounts payable and accrued liabilities	267	292
Accrued interest payable (1)	1,103	1,749
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees for which we have not yet paid. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees for which we had previously made an election to pay in kind. See Note 4, "Long-term Debt and Other Financing Arrangements".
23.    QUARTERLY FINANCIAL DATA
Selected quarterly financial data for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2019
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$146,559	$183,599	$138,851	$225,795
Cost of revenues	94,028	94,429	82,510	110,567
Operating income	27,637	60,462	30,783	68,454
Income from continuing operations	11,751	44,078	13,522	49,857
Net income	11,751	44,078	13,522	49,857
Net income attributable to CME Ltd.	11,758	43,959	13,745	49,672

Net income per share:
Continuing operations — basic	$0.03	$0.12	$0.04	$0.13
Continuing operations — diluted	0.03	0.12	0.04	0.13
Attributable to CME Ltd. — basic	0.03	0.12	0.04	0.13
Attributable to CME Ltd. — diluted	0.03	0.12	0.04	0.13

	For the Year Ended December 31, 2018
	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)
Consolidated Statements of Operations and Comprehensive Income / Loss Data:
Net revenues	$156,709	$181,908	$137,038	$228,251
Cost of revenues	103,670	104,997	84,588	114,850
Operating income	24,581	50,017	22,197	80,792
Income from continuing operations	6,756	23,675	10,609	56,025
Income from discontinued operations, net of tax	316	2,350	57,882	—
Net income	7,072	26,025	68,491	56,025
Net income attributable to CME Ltd.	7,250	26,041	68,571	55,830

Net (loss) / income per share (as adjusted):
Continuing operations — basic	$0.02	$0.06	$0.03	$0.15
Continuing operations — diluted	0.01	0.06	0.03	0.15
Discontinued operations — basic	0.00	0.01	0.15	—
Discontinued operations — diluted	0.00	0.00	0.15	—
Attributable to CME Ltd. — basic	0.02	0.07	0.18	0.15
Attributable to CME Ltd. — diluted	0.01	0.06	0.18	0.15

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
Our co-Chief Executive Officers and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019 and concluded that our disclosure controls and procedures were effective as of that date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have performed an assessment of the design and operating effectiveness of our internal control over financial reporting as of December 31, 2019. This assessment was performed under the direction and supervision of our co-Chief Executive Officers and our Chief Financial Officer, and utilized the framework established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on that evaluation, we concluded that as of December 31, 2019, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has audited our financial statements and issued a report on the effectiveness of internal control over financial reporting, which is included herein.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders of Central European Media Enterprises Ltd.
Opinion on Internal Control over Financial Reporting
We have audited Central European Media Enterprises Ltd.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Central European Media Enterprises Ltd.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Central European Media Enterprises Ltd. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income / loss, equity and cash flows for each of the three years in the period ended December 31, 2019, of the Company and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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
February 6, 2020

Index

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board of Director Matters” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2020 Annual General Meeting of Shareholders.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2020 Annual General Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2020 Annual General Meeting of Shareholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Stock options	2,011,392	$2.32	(1)
Restricted stock units	2,834,253	n/a	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,845,645	$2.32	10,078,617

(1)	There were 10,078,617 shares available for issuance under CME’s 2015 Stock Incentive Plan at December 31, 2019 after reflecting both stock options and restricted stock units in column (a).
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board of Director Matters” in our Proxy Statement for the 2020 Annual General Meeting of Shareholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference to the section entitled “Selection of Auditors” in our Proxy Statement for the 2020 Annual General Meeting of Shareholders.

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following financial statements of Central European Media Enterprises Ltd. are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2019 and 2018;

•	Consolidated Statements of Operations and Comprehensive Income / Loss for the years ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and

•	Notes to Consolidated Financial Statements.
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

3.08*+
Bye-Laws of Central European Media Enterprises Ltd., as amended on May 20, 2019 (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

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

4.03*
Certificate of Designation of the Series A Convertible Preferred Stock of Central European Media Enterprises Ltd., dated July 2, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 3, 2012).

4.04*
Certificate of Designation of the Series B Convertible Redeemable Preferred Stock of Central European Media Enterprises Ltd., issued on June 25, 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 25, 2013).

4.05	Description of Securities.

10.01*+
Central European Media Enterprises Ltd. 2015 Stock Incentive Plan, as amended on May 20, 2019 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

10.02*+
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

10.04*+
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

10.06*+
Form of Restricted Stock Unit Award Agreement (time-based vesting) (co-Chief Executive Officers version, 2015 Plan, for use from March 2016). (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2016).

10.07*+
Form of Employee Performance-based Restricted Stock Unit Award Agreement (for use from December 2018) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.08*+
Form of co-Chief Executive Officer Performance-based Restricted Stock Unit Award Agreement (for use from December 2018) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

Index

Exhibit Number	Description

10.09*+
Form of Employee Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.10*+
Form of co-Chief Executive Officer Restricted Stock Unit Award Agreement (time-based vesting) (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).

10.11*+	Form of Retention Award Agreement of CME Media Services Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report in Form 8-K filed on October 28, 2019).

10.12*+	Form of Cash Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on December 6, 2019).

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

10.20*
Letter Agreement, dated as of April 29, 2013, by and between RSL Savannah LLC, RSL Capital LLC, RSL Investments Corporation, Ronald S. Lauder and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2013).

10.21*
Framework Agreement, dated as of February 28, 2014, among Central European Media Enterprises Ltd., Time Warner Inc. and Time Warner Media Holdings B.V. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed February 28, 2014).

10.22*
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

10.24*
Credit Agreement dated as of February 19, 2016 among CME Media Enterprises B.V., as borrower, Central European Media Enterprises Ltd., as guarantor, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.25*
Amendment dated as of February 19, 2016 to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, BNP Paribas, as administrative agent, Time Warner Inc., as guarantor, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.26*
Pledge Agreement on Shares in Central European Media Enterprises N.V. dated February 19, 2016 among Central European Media Enterprises Ltd., as pledgor, Time Warner Inc., as pledgee, and Central European Media Enterprises N.V. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

Index

Exhibit Number	Description
10.27*
Deed of Amendment dated February 19, 2016 to the Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.28*
Intercreditor Agreement dated July 21, 2006, as amended and restated, among Central European Media Enterprises Ltd., Central European Media Enterprises N.V., CME Media Enterprises B.V., and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 22, 2016).

10.29*
Framework Agreement dated July 9, 2017 between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on July 10, 2017).

10.30*
Amendment No. 1 to Framework Agreement, dated April 10, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 12, 2018).

10.31*
Amended & Restated Framework Agreement, dated July 5, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on July 11, 2018).

10.32*
Amendment No. 1 to Amended & Restated Framework Agreement, dated September 13, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on September 14, 2018).

10.33*
Amendment No. 2 to Amended & Restated Framework Agreement, dated as of October 31, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on November 1, 2018).

10.34*
Amendment No. 3 to Amended & Restated Framework Agreement, dated as of December 6, 2018, between CME Media Enterprises B.V. and Slovenia Broadband S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Form 8-K filed on December 6, 2018).

10.35*
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

10.36*
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

10.37*
Third Amendment, dated as of April 25, 2018, to the Credit Agreement dated as of September 30, 2015, among Central European Media Enterprises Ltd., as borrower, Time Warner Inc., as guarantor, BNP Paribas, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed on April 26, 2018).

10.38*
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

10.39*
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

10.40*
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

10.41*
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

10.42*
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

10.43*
Agreement and Plan of Merger, dated as of October 27, 2019, among TV Bidco B.V., TV Bermuda Ltd. and Central European Media Enterprises Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed on October 28, 2019).

Index

Exhibit Number	Description
10.44*
Voting Agreement, dated as of October 27, 2019, among TV Bidco B.V., Warner Media, LLC, Time Warner Media Holdings B.V. and Central European Media Enterprises Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report in Form 8-K filed on October 28, 2019).

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

21.01	List of subsidiaries.

23.01	Consent of Ernst & Young LLP.

24.01	Power of Attorney, dated as of February 6, 2020.

31.01	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.03	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Central European Media Enterprises Ltd.
Date:	February 6, 2020	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	February 6, 2020
John K. Billock

/s/ Michael Del Nin	co-Chief Executive Officer	February 6, 2020
Michael Del Nin	(co-Principal Executive Officer)

/s/ Christoph Mainusch	co-Chief Executive Officer	February 6, 2020
Christoph Mainusch	(co-Principal Executive Officer)

/s/ David Sturgeon	Chief Financial Officer	February 6, 2020
David Sturgeon	(Principal Financial Officer and Principal Accounting Officer)

*	Director	February 6, 2020
Peter Knag

*	Director	February 6, 2020
Alfred W. Langer

*	Director	February 6, 2020
Parm Sandhu

*	Director	February 6, 2020
Kelli Turner

*	Director	February 6, 2020
Trey Turner

*	By:	/s/ David Sturgeon
David Sturgeon
Attorney-in-fact **

**	By authority of the power of attorney filed herewith

Index

INDEX TO SCHEDULES
Schedule II
Schedule of Valuation Allowances
(US$ 000's)

	Bad debt and credit note provision	Deferred tax allowance
BALANCE December 31, 2016	$9,229	$110,920
Charged to costs and expenses	1,913	6,242
Deductions (1)	(1,886)	471
Foreign exchange	1,180	15,844
BALANCE December 31, 2017	10,436	133,477
Charged to costs and expenses	811	(26,042)
Deductions (1)	(1,079)	1,260
Foreign exchange	(471)	(5,569)
BALANCE December 31, 2018	9,697	103,126
Charged to costs and expenses	(2,514)	(3,139)
Deductions (1)	1,592	864
Foreign exchange	(227)	(1,936)
BALANCE December 31, 2019	$8,548	$98,915

(1)	Charged to other accounts for the bad debt and credit note provision consist primarily of accounts receivable written off.

S-1