Form 10-Q
period 2020-03-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2020-04-22
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Index

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2020
Class A Common Stock, par value $0.08	254,298,255

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the Quarterly Period Ended March 31, 2020

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$140,323	$36,621
Accounts receivable, net of allowances for credit losses of $8,781 and $8,548	140,179	188,618
Program rights, net (Note 5)	—	75,909
Other current assets (Note 6)	36,916	48,832
Total current assets	317,418	349,980
Non-current assets
Property, plant and equipment, net (Note 7)	104,288	113,901
Program rights, net (Note 5)	234,069	166,237
Goodwill (Note 3)	615,599	667,988
Other intangible assets, net (Note 3)	118,670	127,589
Other non-current assets (Note 6)	21,118	22,167
Total non-current assets	1,093,744	1,097,882
Total assets	$1,411,162	$1,447,862

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$148,977	$135,650
Current portion of long-term debt and other financing arrangements (Note 4)	6,655	6,836
Other current liabilities (Note 9)	33,588	13,515
Total current liabilities	189,220	156,001
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	584,573	600,273
Other non-current liabilities (Note 9)	76,709	80,000
Total non-current liabilities	661,282	680,273
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2019 - 200,000) (Note 12)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2019 – one)	—	—
254,298,255 shares of Class A Common Stock of $0.08 each (December 31, 2019 – 253,607,026)	20,343	20,288
Nil shares of Class B Common Stock of $0.08 each (December 31, 2019 – nil)	—	—
Additional paid-in capital	2,008,151	2,007,275
Accumulated deficit	(1,449,901)	(1,458,942)
Accumulated other comprehensive loss	(287,919)	(226,916)
Total CME Ltd. shareholders’ equity	290,674	341,705
Noncontrolling interests	616	513
Total equity	291,290	342,218
Total liabilities and equity	$1,411,162	$1,447,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net revenues	$143,816	$146,559
Operating expenses:
Content costs	65,032	70,360
Other operating costs	13,647	13,248
Depreciation of property, plant and equipment	7,927	8,226
Amortization of broadcast licenses and other intangibles	2,167	2,194
Cost of revenues	88,773	94,028
Selling, general and administrative expenses	28,846	24,894
Operating income	26,197	27,637
Interest expense (Note 14)	(6,595)	(8,242)
Other non-operating expense, net (Note 15)	(6,136)	(3,097)
Income before tax	13,466	16,298
Provision for income taxes	(4,496)	(4,547)
Net income	8,970	11,751
Net loss attributable to noncontrolling interests	71	7
Net income attributable to CME Ltd.	$9,041	$11,758

Net income	$8,970	$11,751
Other comprehensive loss
Currency translation adjustment	(61,049)	(15,843)
Unrealized gain / (loss) on derivative instruments (Note 13)	220	(3,331)
Total other comprehensive loss	(60,829)	(19,174)
Comprehensive loss	(51,859)	(7,423)
Comprehensive income attributable to noncontrolling interests	(103)	(130)
Comprehensive loss attributable to CME Ltd.	$(51,962)	$(7,553)

PER SHARE DATA (Note 17):
Net income per share:
Attributable to CME Ltd. — basic	$0.02	$0.03
Attributable to CME Ltd. — diluted	0.02	0.03

Weighted average common shares used in computing per share amounts (000’s):
Basic	265,036	264,199
Diluted	266,791	265,211
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2019	1	$—	253,607,026	$20,288	—	$—	$2,007,275	$(1,458,942)	$(226,916)	$513	$342,218
Stock-based compensation	—	—	—	—	—	—	939	—	—	—	939
Share issuance, stock-based compensation	—	—	691,229	55	—	—	(55)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(8)	—	—	—	(8)
Net income / (loss)	—	—	—	—	—	—	—	9,041	—	(71)	8,970
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	220	—	220
Currency translation adjustment	—	—	—	—	—	—	—	—	(61,223)	174	(61,049)
BALANCE March 31, 2020	1	$—	254,298,255	$20,343	—	$—	$2,008,151	$(1,449,901)	$(287,919)	$616	$291,290

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	1,003	—	—	—	1,003
Share issuance, stock-based compensation	—	—	426,421	34	—	—	(34)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(299)	—	—	—	(299)
Net income / (loss)	—	—	—	—	—	—	—	11,758	—	(7)	11,751
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(3,331)	—	(3,331)
Currency translation adjustment	—	—	—	—	—	—	—	—	(15,980)	137	(15,843)
BALANCE March 31, 2019	1	$—	253,279,975	$20,262	—	$—	$2,004,188	$(1,566,318)	$(235,961)	$431	$222,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,970	$11,751
Adjustments to reconcile net income to net cash generated from operating activities:
Amortization of program rights and other content costs	65,032	70,360
Depreciation and other amortization	10,914	11,294
Loss on extinguishment of debt	—	151
Gain on disposal of fixed assets	(19)	(6)
Deferred income taxes	64	373
Stock-based compensation (Note 16)	939	1,003
Change in fair value of derivatives	—	62
Foreign currency exchange loss, net	7,055	2,681
Changes in assets and liabilities:
Accounts receivable, net	41,897	35,220
Accounts payable and accrued liabilities	(1,876)	(5,138)
Program rights	(51,826)	(57,978)
Other assets and liabilities	(287)	(1,560)
Accrued interest	2,924	3,833
Income taxes payable	1,549	(2,118)
Deferred revenue	20,927	24,186
VAT and other taxes payable	9,651	1,895
Net cash generated from operating activities	$115,914	$96,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(4,790)	$(4,365)
Disposal of property, plant and equipment	31	6
Net cash used in investing activities	$(4,759)	$(4,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$—	$(68,928)
Settlement of derivative instruments	—	(740)
Payment of credit facilities and finance leases	(2,006)	(1,769)
Payments of withholding tax on net share settlement of share-based compensation	(8)	(299)
Net cash used in financing activities	$(2,014)	$(71,736)

Impact of exchange rate fluctuations on cash and cash equivalents	(5,439)	(1,913)
Net (decrease) / increase in cash and cash equivalents	$103,702	$18,001
CASH AND CASH EQUIVALENTS, beginning of period	36,621	62,031
CASH AND CASH EQUIVALENTS, end of period	$140,323	$80,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$2,547	$3,093
Cash paid for income taxes, net of refunds	2,883	6,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

1.    ORGANIZATION AND BUSINESS
Central European Media Enterprises Ltd., a Bermuda company limited by shares, is a media and entertainment company operating in Central and Eastern Europe. Our assets are held through a series of Dutch holding companies. We manage our business on a geographical basis, with five operating segments; Bulgaria, the Czech Republic, Romania, the Slovak Republic and Slovenia, which are also our reportable segments and our main operating countries. See Note 18, "Segment Data" for financial information by segment.
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
The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company was held on February 27, 2020, where more than 99% of the votes cast by shareholders were in favor of approving the Merger Agreement, the related statutory merger agreement and the Merger. In addition, regulatory approvals required under the Merger Agreement in Romania and Slovenia have been obtained. For additional information on the Merger, please see the proxy statement of the Company related to the special general meeting of shareholders, filed with the SEC on January 10, 2020. Parent is currently planning on filing the required notification to the European Commission in the second quarter, and we expect the proposed Merger to be completed in the third quarter of 2020.
Under the Merger Agreement, at the effective time of the proposed Merger (the “Effective Time”), without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, each Class A Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and each such Class A Share (other than shares owned by the Company, Parent, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries, in each case not held on behalf of third parties) will be converted into the right to receive US$ 4.58 in cash.
Under the Merger Agreement, at the Effective Time, without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, the Series A Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive US$ 32,900,000 in cash, without interest and each Series B Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive US$ 1,630.875 in cash, without interest; provided that, among other things, any conversion of the Series A Preferred Share or any Series B Preferred Shares into Class A Shares on or after October 27, 2019 will be deemed to be null and void.
2.    BASIS OF PRESENTATION
The terms the "Company", "we", "us", and "our" are used in this Form 10-Q to refer collectively to the parent company, Central European Media Enterprises Ltd. (“CME Ltd.”), and the subsidiaries through which our various businesses are conducted. Unless otherwise noted, all statistical and financial information presented in this report has been converted into U.S. dollars using period-end exchange rates. All references to "US$", "USD" or "dollars" are to U.S. dollars, all references to "BGN" are to the Bulgarian leva, all references to "CZK" are to the Czech koruna, all references to "RON" are to the New Romanian lei, and all references to "Euro" or "EUR" are to the European Union Euro. Where applicable, prior period presentation has been modified to conform to current year presentation.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”). Amounts as of December 31, 2019 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 6, 2020. Our significant accounting policies have not changed since December 31, 2019, except as noted below.
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
Allowance for Credit Losses
In each of our segments, we stratify our receivables by age within risk-based pools. We apply an allowance percentage to each aging bucket based on historical collection trends adjusted for anticipated changes in future collectibility, including the potential impact of the COVID-19 pandemic. Our risk pools are generally defined as TV Advertising, Carriage Fee and Subscription and Other in line with the revenue source of the related receivable.
We maintain a specific allowance for estimated losses resulting from the inability of certain customers to make required payments. If the financial condition of these customers were to deteriorate, additional allowances may be required in future periods. We review accounts receivable balances periodically to identify the need for specific provision.
We consider factors external to the specific customer, including current conditions and forecasts of economic conditions that are unique to each segment, including the potential impact of the COVID-19 pandemic. In the event we recover amounts previously written off, we release the specific allowance for credit loss.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is evaluated at the reporting unit level, which we have determined is each of our five operating segments. We calculated the fair value of our reporting units as of October 1, 2019, based on the present value of expected future cash flows, including terminal value, discounted at appropriate rates, determined separately for each reporting unit, and on publicly available information, where appropriate. The determination of fair value involves the use of significant estimates and assumptions, including: revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, management's long-term plan and a discount rate selected with reference to the relevant cost of capital. An impairment exists when the carrying amount of a reporting unit (including its goodwill), exceeds its fair value.
Indefinite-lived intangible assets are evaluated for impairment individually using the relief from royalty method to calculate fair value. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds its fair value.
We performed a qualitative assessment for all of our reporting units and indefinite-lived intangible assets as of March 31, 2020 to determine whether the impact of the COVID-19 pandemic indicates that it is more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset is less than its carrying value. As a part of the qualitative assessment, we performed sensitivity analyses on the critical inputs to the fair value models including cash flows, terminal growth rates, weighted-average costs of capital and royalty rates. This analysis did not indicate that our reporting units were more likely than not impaired.
The results of these procedures indicated that none of our reporting units or indefinite-lived intangible assets were more likely than not impaired.
Program Rights
Our predominant strategy in each segment is to generate television advertising revenues through airing a diversified library of complementary content across our portfolio of channels. Licensed and produced content are predominantly monetized as a group and reviewed for potential impairment as a film group in each segment when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. Content assets within a film group are stated at the lower of unamortized cost or fair value. Our calculations of fair value include significant assumptions about the amounts and timing of cash inflows and outflows and the rates by which these cash flows are discounted to the present period. Unamortized costs for assets that have been, or are expected to be abandoned, are written off. We performed fair value assessments of the film groups at each segment as of March 31, 2020, that included assumptions about the potential impact of the COVID-19 pandemic. The results of these assessments did not indicate that the fair value of any film group was less than unamortized cost.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Income Taxes
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  Due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three-month period ended March 31, 2020.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments replaced the incurred loss impairment methodology in the legacy guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance primarily applies to our accounts receivable and had no material impact upon adoption as of January 1, 2020.
In March 2019, the FASB issued guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. The guidance further requires that an entity test a film or license agreement for program material for impairment at a film group level and under a fair value model when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, content acquired under a license agreement is not required to be separately presented on the balance sheet based on the estimated time of usage. The guidance was adopted prospectively on January 1, 2020, at which time we reclassified US$ 75.9 million of our current content assets to non-current on our condensed consolidated Balance Sheets. There was no cumulative effect adjustment upon adoption. The change to a fair value model and the use of film groups in the assessment of impairment of our content is a significant change to the previously prescribed approach; however, the results of these procedures are not substantially different than the results under the previous approach.
During the adoption process we identified and corrected an error in our program rights disclosure as at December 31, 2019 relating to the misclassification of certain completed and released content that had been disclosed as completed and not released. The disclosure error did not impact the consolidated balance sheets, the consolidated statements of operations and comprehensive income, the consolidated statements of equity or the consolidated statements of cash flows and was not material as at December 31, 2019.
Recent Accounting Pronouncements Issued
In March 2020, the FASB issued guidance to provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Interest charged on our Euro Loans (as defined in Note 4, "Long-term Debt and Other Financing Arrangements") and the related hedging instruments is based on three-month EURIBOR, which is not expected to be discontinued prior to the maturity of these instruments. Interest charged on our Revolving Credit Facility ("RCF"), when drawn, is based on three-month LIBOR through its maturity on April 26, 2023, however, we do not anticipate this guidance will significantly impact our accounting for this instrument.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at March 31, 2020 and December 31, 2019 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2019	$173,146	$805,396	$83,521	$49,137	$19,400	$1,130,600
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2019	28,507	517,851	72,493	49,137	—	667,988
Foreign currency	(705)	(48,216)	(2,239)	(1,229)	—	(52,389)
Balance, March 31, 2020	27,802	469,635	70,254	47,908	—	615,599
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, March 31, 2020	$172,441	$757,180	$81,282	$47,908	$19,400	$1,078,211
Other intangible assets:
The net book values of our other intangible assets as at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$81,905	$—	$81,905	$85,484	$—	$85,484
Amortized:
Broadcast licenses	191,118	(157,118)	34,000	208,669	(169,239)	39,430
Customer relationships	52,513	(52,028)	485	54,807	(54,288)	519
Other	4,943	(2,663)	2,280	4,642	(2,486)	2,156
Total	$330,479	$(211,809)	$118,670	$353,602	$(226,013)	$127,589
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
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	March 31, 2020	December 31, 2019
Long-term debt	$576,436	$590,777
Other credit facilities and finance leases	14,792	16,332
Total long-term debt and other financing arrangements	591,228	607,109
Less: current maturities	(6,655)	(6,836)
Total non-current long-term debt and other financing arrangements	$584,573	$600,273

Overview
Total long-term debt and credit facilities comprised the following at March 31, 2020:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$66,103	$(82)	$66,021
2023 Euro Loan	513,617	(3,202)	510,415
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$579,720	$(3,284)	$576,436

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At March 31, 2020, the maturity of our long-term debt and credit facilities was as follows:

2020	$—
2021	66,103
2022	—
2023	513,617
2024	—
2025 and thereafter	—
Total long-term debt and credit facilities	579,720
Debt issuance costs	(3,284)
Carrying amount of long-term debt and credit facilities	$576,436

Long-term Debt
Our long-term debt comprised the following at March 31, 2020 and December 31, 2019:

	Carrying Amount		Fair Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
2021 Euro Loan	$66,021	$67,683	$61,824	$68,120
2023 Euro Loan	510,415	523,094	455,765	529,303
	$576,436	$590,777	$517,589	$597,423

The estimated fair values of the Euro Loans (as defined below) as at March 31, 2020 and December 31, 2019 were determined using the average yield curve of comparable bonds with equivalent credit ratings which is a Level 2 input as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.
2021 Euro Loan
As at March 31, 2020, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 60.3 million (approximately US$ 66.1 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at March 31, 2020, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
2023 Euro Loan
As at March 31, 2020, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 513.6 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at March 31, 2020, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.50%, the components of which are shown in the table below under the heading "Interest Rate Summary".
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
Reimbursement Agreement and Guarantee Fees
In connection with Warner Media’s guarantees of the 2021 Euro Loan and 2023 Euro Loan (collectively, the "Euro Loans"), we entered into a reimbursement agreement (as amended, the “Reimbursement Agreement") with Warner Media. The Reimbursement Agreement provides for the payment of guarantee fees (collectively, the "Guarantee Fees") to Warner Media as consideration for those guarantees, and the reimbursement to Warner Media of any amounts paid by them under any guarantee or through any loan purchase right exercised by it. The loan purchase right allows Warner Media to purchase any amount outstanding under the Euro Loans from the lenders following an event of default under the Euro Loans or the Reimbursement Agreement. The Reimbursement Agreement is guaranteed by our 100% owned subsidiary CME BV and is secured by a pledge over 100% of the outstanding shares of CME BV. The covenants and events of default under the Reimbursement Agreement are substantially the same as under the 2023 Revolving Credit Facility (described below).

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans calculated on a per annum basis based on our consolidated net leverage as defined in the Reimbursement Agreement, which among other adjustments, takes into consideration cash balances up to US$ 75.0 million for the purposes of the net leverage calculation. The Guarantee Fee rates applicable to our Euro Loans are shown in the tables below:
All-in Rate

Consolidated Net Leverage				2021 Euro Loan	2023 Euro Loan
≥	7.0x			6.00%	6.50%
<	7.0x	-	6.0x	5.00%	5.50%
<	6.0x	-	5.0x	4.25%	4.75%
<	5.0x	-	4.0x	3.75%	4.25%
<	4.0x	-	3.0x	3.25%	3.75%
<	3.0x			3.25%	3.50%
Our consolidated net leverage as at March 31, 2020 and December 31, 2019 was 2.2x and 2.4x, respectively. For the three months ended March 31, 2020 and 2019, we recognized US$ 2.8 million and US$ 3.7 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
The Guarantee Fees relating to the 2021 Euro Loan are payable semi-annually in arrears on each May 1 and November 1. The Guarantee Fees relating to the 2023 Euro Loan are payable semi-annually in arrears on each June 1 and December 1.
The Guarantee Fees on the 2023 Euro Loan that were previously paid in kind are presented as a component of other non-current liabilities (see Note 9, "Other Liabilities") and bear interest per annum at the applicable Guarantee Fee rate (as set forth in the table below). Guarantee Fees are included in cash flows from operating activities in our condensed consolidated statements of cash flows.
Interest Rate Summary

	Base Rate		Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%		0.47%		1.50%	3.25%
2023 Euro Loan	1.28%		0.28%	(1)	1.94%	3.50%
2023 Revolving Credit Facility (if drawn)	4.70%	(2)	—%		—%	4.70%

(1)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.50% if our net leverage ratio remains unchanged.

(2)	Based on the three-month LIBOR of 1.45% as at March 31, 2020.
2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at March 31, 2020.
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
As at March 31, 2020, the following spreads were applicable:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Finance Lease Obligations
Cash Pooling
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V., which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited. As at March 31, 2020, we had deposits of US$ 51.4 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2019, we had deposits of US$ 11.6 million in and no drawings on the BMG cash pool.
Factoring Arrangements
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 475.0 million (approximately US$ 19.0 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.
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
As at March 31, 2020 and December 31, 2019, we had no outstanding liability balances on any of our factoring arrangements.
Finance Leases
For additional information on finance leases, see Note 10, "Leases".
5.    PROGRAM RIGHTS
Program rights comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
		(As Adjusted)
Program rights:
Acquired program rights, net of amortization	$125,996	$135,352
Less: current portion of acquired program rights	—	(75,909)
Total non-current acquired program rights	125,996	59,443
Produced program rights – Feature Films:
Released, net of amortization	430	504
Produced program rights – Television Programs:
Released, net of amortization	68,072	69,707
Completed and not released	8,032	4,061
In production	31,161	32,248
Development and pre-production	378	274
Total produced program rights	108,073	106,794
Total non-current acquired program rights and produced program rights	$234,069	$166,237

The Company identified and corrected an error in the above disclosure as at December 31, 2019 relating to the misclassification of certain completed and released content that had been disclosed as completed and not released (see Note 2, "Basis of Presentation").
As of March 31, 2020, approximately US$ 67.5 million, US$ 42.8 million and US$ 12.9 million of the US$ 126.0 million unamortized cost of our licensed content is expected to be amortized in each of the next three years, respectively.
As of March 31, 2020, approximately US$ 11.9 million, US$ 10.9 million and US$ 9.1 million of the US$ 68.5 million unamortized cost of our produced content that has been released is expected to be amortized in each of the next three years, respectively.
As of March 31, 2020, approximately US$ 5.7 million of the US$ 8.0 million unamortized cost of our produced content that is unreleased is expected to be amortized in the next year.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Content costs for the three months ended March 31, 2020 and 2019 is comprised of:

	For the Three Months Ended March 31,
	2020	2019
Purchased program rights amortization	$24,752	$26,512
Produced program rights amortization	39,074	42,264
Other content costs	1,206	1,584
Total content costs	$65,032	$70,360

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

6.    OTHER ASSETS
Other current and non-current assets comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Current:
Prepaid acquired programming	$21,576	$27,237
Other prepaid expenses	14,090	12,775
VAT recoverable	1,043	7,775
Other	207	1,045
Total other current assets	$36,916	$48,832

	March 31, 2020	December 31, 2019
Non-current:
Capitalized debt costs (Note 4)	$6,560	$7,277
Deferred tax	2,552	2,261
Operating lease right-of-use assets (Note 10)	11,100	11,682
Other	906	947
Total other non-current assets	$21,118	$22,167

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Land and buildings	$94,874	$100,502
Machinery, fixtures and equipment	204,762	212,810
Other equipment	33,984	36,007
Software	66,475	70,294
Construction in progress	3,675	4,774
Total cost	403,770	424,387
Less: accumulated depreciation	(299,482)	(310,486)
Total net book value	$104,288	$113,901

Assets held under finance leases (included in the above)
Land and buildings	$—	$3,914
Machinery, fixtures and equipment	31,661	31,961
Total cost	31,661	35,875
Less: accumulated depreciation	(14,654)	(15,799)
Total net book value	$17,007	$20,076

The movement in the net book value of property, plant and equipment during the three months ended March 31, 2020 and 2019 was comprised of:

	For the Three Months Ended March 31,
	2020	2019
Opening balance	$113,901	$117,604
Additions (1)	3,840	3,923
Disposals	(26)	—
Depreciation	(7,927)	(8,226)
Foreign currency movements	(5,500)	(2,954)
Ending balance	$104,288	$110,347

(1)	Includes assets acquired under finance leases. For additional information see Note 10, "Leases".
8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$56,234	$56,343
Related party accounts payable	126	267
Programming liabilities	22,332	17,293
Related party programming liabilities	14,668	10,553
Duties and other taxes payable	12,048	9,426
Accrued staff costs (1)	20,547	24,027
Accrued interest payable	2,027	2,104
Related party accrued interest payable (including Guarantee Fees)	4,070	1,103
Income taxes payable	11,474	10,304
Other accrued liabilities	5,451	4,230
Total accounts payable and accrued liabilities	$148,977	$135,650

(1) Includes certain retention bonuses related to the proposed Merger.
9.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Current:
Deferred revenue	$28,065	$9,451
Legal provisions	629	635
Derivative instruments (Note 11)	1,259	—
Operating lease liabilities (Note 10)	3,437	3,203
Other	198	226
Total other current liabilities	$33,588	$13,515

	March 31, 2020	December 31, 2019
Non-current:
Deferred tax liabilities	$20,312	$21,294
Derivative instruments (Note 11)	10,873	12,670
Operating lease liabilities (Note 10)	7,606	8,434
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Other	4,453	4,137
Total other non-current liabilities	$76,709	$80,000

During the three months ended March 31, 2020 and 2019, we recognized revenue of US$ 3.4 million and US$ 2.8 million, which was deferred as at December 31, 2019 and 2018, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    LEASES
We enter into operating and finance leases for offices, production and related facilities, cars and certain other equipment. Our leases have remaining lease terms up to ten years.
The components of lease cost for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost:
Short-term operating lease cost	$1,146	$1,684
Long-term operating lease cost	1,237	1,150
Total operating lease cost	$2,383	$2,834

Finance lease cost:
Amortization of right-of-use asset	$1,588	$1,255
Interest on lease liabilities	83	107
Total finance lease cost	$1,671	$1,362

The classification of cash flows related to our leases for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,181	$1,321
Operating cash flows from finance leases	87	109
Financing cash flows from finance leases	2,006	1,769

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,059	$1,564
Finance leases	586	2,248

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our assets and liabilities related to our leasing arrangements comprised the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use-assets, gross	$15,447	$15,396
Accumulated amortization	(4,347)	(3,714)
Operating lease right-of-use-assets, net	$11,100	$11,682

Other current liabilities	$3,437	$3,203
Other non-current liabilities	7,606	8,434
Total operating lease liabilities	$11,043	$11,637

Finance Leases
Property, plant and equipment, gross	$31,661	$35,875
Accumulated depreciation	(14,654)	(15,799)
Property, plant and equipment, net	$17,007	$20,076

Current portion of long-term debt and other financing arrangements	$6,655	$6,836
Long-term debt and other financing arrangements	8,137	9,496
Total finance lease liabilities	$14,792	$16,332

Weighted Average Remaining Lease Term in Years
Operating leases	4.8	4.9
Finance leases	2.6	2.7

Weighted Average Discount Rate
Operating leases	4.8%	4.7%
Finance leases	2.0%	2.1%

Our lease liabilities had the following maturities at March 31, 2020:

	Operating Leases	Finance Leases
2020	$3,464	$5,257
2021	2,503	5,658
2022	2,203	2,998
2023	1,424	1,256
2024	873	29
2025 and thereafter	1,973	—
Total undiscounted payments	12,440	15,198
Less: amounts representing interest	(1,397)	(406)
Present value of net minimum lease payments	$11,043	$14,792

11.    FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
As at March 31, 2020 each instrument is designated as a cash flow hedge. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at March 31, 2020
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(1,259)
April 26, 2018	3	EUR	60,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan	$(490)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(10,383)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at March 31, 2020 and December 31, 2019. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at March 31, 2020 and December 31, 2019, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of March 31, 2020, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Pursuant to the Certificate of Designation of the Series B Preferred Shares, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at March 31, 2020, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at March 31, 2020 and December 31, 2019.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at March 31, 2020 and December 31, 2019. Pursuant to the Certificate of Designation of the Series A Preferred Share, the Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation.
200,000 shares of Series B Preferred Shares were issued and outstanding as at March 31, 2020 and December 31, 2019 (see Note 12, "Convertible Redeemable Preferred Shares"). As of March 31, 2020, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at March 31, 2020 and December 31, 2019. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 254.3 million and 253.6 million shares of Class A common stock outstanding at March 31, 2020 and December 31, 2019, respectively, and no shares of Class B common stock outstanding at March 31, 2020 or December 31, 2019.
As at March 31, 2020, TW Investor owns 63.8% of the outstanding shares of Class A common stock. In April 2018, Warner Media and TW Investor issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote approximately 100.9 million shares of Class A common stock (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have notified the Company that they intend to utilize their option to maintain this proxy arrangement in effect until April 2021. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.1% voting interest in the Company.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three months ended March 31, 2020 and 2019 comprised the following:

	For the Three Months Ended March 31,
	2020	2019
BALANCE, beginning of period	$(226,916)	$(216,650)

Currency translation adjustment, net
Balance, beginning of period	$(213,955)	$(207,668)
Foreign exchange loss on intercompany loans (1)	(18,074)	(612)
Foreign exchange loss on the Series B Preferred Shares	(6,750)	(5,106)
Currency translation adjustments	(36,399)	(10,262)
Balance, end of period	$(275,178)	$(223,648)

Unrealized loss on derivative instruments designated as hedging instruments
Balance, beginning of period	$(12,961)	$(8,982)
Change in the fair value of hedging instruments	(219)	(3,702)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value of hedging instruments reclassified to interest expense	439	371
Balance, end of period	$(12,741)	$(12,313)

BALANCE, end of period	$(287,919)	$(235,961)

(1)	Represents foreign exchange gains and losses on intercompany loans that are of a long-term investment nature which are reported in the same manner as translation adjustments.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.    INTEREST EXPENSE
Interest expense comprised the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Interest on long-term debt and other financing arrangements	$5,774	$7,368
Amortization of capitalized debt issuance costs	821	874
Total interest expense	$6,595	$8,242
We paid cash interest (including Guarantee Fees) of US$ 2.5 million and US$ 3.1 million during the three months ended March 31, 2020 and 2019, respectively.
15.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Interest income	$142	$152
Foreign currency exchange loss, net	(6,342)	(3,077)
Change in fair value of derivatives	—	(36)
Loss on extinguishment of debt	—	(151)
Other income, net	64	15
Total other non-operating expense, net	$(6,136)	$(3,097)

16.    STOCK-BASED COMPENSATION
Our 2015 Stock Incentive Plan (the "2015 Plan"), has 16,000,000 shares of Class A common stock authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee.
For the three months ended March 31, 2020 and 2019, we recognized charges for stock-based compensation of US$ 0.9 million and US$ 1.0 million respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the three months ended March 31, 2020. The summary of stock options outstanding as at March 31, 2020 and December 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,011,392	$2.32	5.58	$4,436
Outstanding and Exercisable at March 31, 2020	2,011,392	$2.32	5.33	$1,620

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At March 31, 2020, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the first quarter of 2020 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at March 31, 2020. This amount changes based on the fair value of our Class A common stock.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at March 31, 2020 and December 31, 2019:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	2,332,681	$3.69
Vested	(695,276)	3.50
Unvested at March 31, 2020	1,637,405	$3.77

The intrinsic value of unvested RSUs was US$ 5.1 million as at March 31, 2020. Total unrecognized compensation cost related to unvested RSUs as at March 31, 2020 was US$ 5.0 million and is expected to be recognized over a weighted-average period of 1.97 years.
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
Vesting of the currently outstanding PRSUs is subject to the achievement of cumulative unlevered free cash flow and OIBDA targets corresponding to two, three or four-year performance periods ending December 31, 2020, 2021 and 2022, respectively. The maximum number of PRSUs that may be earned is 200% of the corresponding target. At March 31, 2020 and December 31, 2019 there were 501,572 unvested shares with a weighted-average grant date fair value of US$ 3.19. During the three months ended March 31, 2020 there were no new PRSU awards granted or vested.
The intrinsic value of unvested PRSUs was US$ 1.6 million as at March 31, 2020. Total unrecognized compensation cost related to unvested PRSUs as at March 31, 2020 was US$ 1.4 million of which US$ 0.2 million is related to performance targets currently considered probable of being achieved and will be recognized over a period of 1 year.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2020	2019
Income from operations	$8,970	$11,751
Net loss attributable to noncontrolling interests	71	7
Less: income allocated to Series B Preferred Shares	(2,671)	(3,482)
Net income attributable to CME Ltd. available to common shareholders — basic	6,370	8,276

Effect of dilutive securities
Dilutive effect of RSUs and employee stock options	12	9
Net income attributable to CME Ltd. available to common shareholders — diluted	$6,382	$8,285

Weighted average outstanding shares of common stock — basic (1)	265,036	264,199
Dilutive effect of employee stock options and RSUs	1,755	1,012
Weighted average outstanding shares of common stock — diluted	266,791	265,211

Net income per share:
Attributable to CME Ltd. — basic	$0.02	$0.03
Attributable to CME Ltd. — diluted	0.02	0.03

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Weighted-average equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive for the periods presented but may be dilutive in future periods:

	For the Three Months Ended March 31,
	2020	2019
RSUs	751	1,064
Total	751	1,064

18.    SEGMENT DATA
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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets by segment for the three months ended March 31, 2020 and 2019 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at March 31, 2020 and December 31, 2019 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended March 31,
	2020	2019
Bulgaria	$16,955	$19,293
Czech Republic	49,215	50,316
Romania	39,515	38,810
Slovak Republic	22,159	21,332
Slovenia	16,734	17,850
Intersegment revenues (1)	(762)	(1,042)
Total net revenues	$143,816	$146,559

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA:	For the Three Months Ended March 31,
	2020	2019
Bulgaria	$4,818	$6,121
Czech Republic	15,950	14,947
Romania	15,064	17,533
Slovak Republic	3,945	1,729
Slovenia	4,862	4,931
Elimination	(3)	48
Total operating segments	44,636	45,309
Corporate	(7,465)	(7,252)
Total OIBDA	37,171	38,057
Depreciation of property, plant and equipment	(7,927)	(8,226)
Amortization of broadcast licenses and other intangibles	(2,167)	(2,194)
Other items (1)	(880)	—
Operating income	26,197	27,637
Interest expense (Note 14)	(6,595)	(8,242)
Other non-operating expense, net (Note 15)	(6,136)	(3,097)
Income before tax	$13,466	$16,298

(1)	Other items during the three months ended March 31, 2020 reflects costs relating to the Merger, primarily legal and professional fees.

Total assets: (1)	March 31, 2020	December 31, 2019
Bulgaria	$137,435	$135,593
Czech Republic	677,616	758,479
Romania	275,166	289,968
Slovak Republic	144,963	150,806
Slovenia	81,672	92,144
Total operating segments	1,316,852	1,426,990
Corporate	94,310	20,872
Total assets	$1,411,162	$1,447,862

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Three Months Ended March 31,
	2020	2019
Bulgaria	$548	$774
Czech Republic	2,026	1,687
Romania	650	417
Slovak Republic	567	202
Slovenia	979	1,219
Total operating segments	4,770	4,299
Corporate	20	66
Total capital expenditures	$4,790	$4,365

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets: (1)	March 31, 2020	December 31, 2019
Bulgaria	$12,238	$13,538
Czech Republic	32,582	36,760
Romania	29,279	31,115
Slovak Republic	15,101	16,201
Slovenia	14,324	15,207
Total operating segments	103,524	112,821
Corporate	764	1,080
Total long-lived assets	$104,288	$113,901

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following for the three months ended March 31, 2020 and 2019:

Consolidated revenue by type:	For the Three Months Ended March 31,
	2020	2019
Television advertising	$106,455	$111,047
Carriage fees and subscriptions	31,584	29,550
Other	5,777	5,962
Total net revenues	$143,816	$146,559

Management reviews the performance of our operations based on the above revenue types as well as on a geographic basis as described above. Management does not review other disaggregations of revenues from contracts with customers.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

19.    COMMITMENTS AND CONTINGENCIES
Commitments
Programming Rights Agreements and Other Commitments
At March 31, 2020, we had total commitments of US$ 89.9 million (December 31, 2019: US$ 103.5 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments	Capital expenditures
2020	$27,307	$7,858	$351
2021	22,052	5,842	31
2022	18,712	5,512	31
2023	12,974	5,163	—
2024	6,379	—	—
2025 and thereafter	2,436	—	—
Total	$89,860	$24,375	$413

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
During the first quarter of 2018, the court of first instance began to schedule hearings in respect of the first promissory note having a face value of approximately EUR 8.3 million (the "First PN Case"), the second promissory note having a face value of approximately EUR 8.3 million (the "Second PN Case") and one of the promissory notes having a face value of approximately EUR 26.2 million (the "Third PN Case"). Proceedings on the claim in respect of the other promissory note having a face value of approximately EUR 26.2 million (the "Fourth PN Case") were terminated on two separate occasions in 2017 because the plaintiff failed to pay the required court fees.
On April 26, 2018, the judge in the First PN Case ruled in favor of the plaintiff. Markiza appealed that decision.
On May 14, 2018, Markiza filed a criminal complaint with the Special Prosecutor's Office of the Slovak Republic (the "Special Prosecutor’s Office") alleging that Mr. Kocner and Mr. Rusko committed the offenses of (1) counterfeiting, falsification, and illegal production of money and securities and (2) obstruction or perversion of justice. Following the opening of criminal proceedings in the matter, the Special Prosecutor’s Office issued a decision on June 20, 2018 to formally charge Mr. Kocner and Mr. Rusko with counterfeiting, falsification and illegal production of securities and obstruction of justice and Mr. Kocner was taken into pre-trial custody by the Slovak authorities. Subsequently, the Special Prosecutor’s Office charged Mr. Kocner’s long-time associate, who received two of the alleged promissory notes as the original beneficial owner and purported to endorse those notes to a company controlled by Mr. Kocner, with counterfeiting, falsification, and illegal production of money and securities.
Proceedings were subsequently suspended in respect of the First PN Case by the appellate court and by the court of first instance in the remaining cases (including the Fourth PN Case which the plaintiff refiled in May 2019 and paid the required court fees) until a final and enforceable decision has been rendered in the criminal proceedings.
Following the conclusion of the pre-trial investigation, the Special Prosecutor’s Office formally indicted Mr. Kocner and Mr. Rusko on March 19, 2019 with counterfeiting, falsification, and illegal production of securities and obstruction of justice and filed the indictment with the Special Criminal Court of the Slovak Republic.
On February 27, 2020, following the conclusion of criminal proceedings, the Special Criminal Court found Mr. Kocner and Mr. Rusko guilty of the crimes charged and sentenced each of them to 19 years in prison. Both Mr. Kocner and Mr. Rusko have appealed the sentence to the Supreme Court of the Slovak Republic and the Special Prosecutor’s Office has filed an appeal in respect of the length of the sentence as well as the ruling on the forfeiture of property by Mr. Kocner.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Markiza will continue to vigorously defend the claims in the event any of the civil proceedings are not dismissed as a result of the successful conclusion of the criminal proceedings.
Based on the facts and circumstances of these cases, we have not accrued any amounts in respect of these claims.
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.1% voting interest in CME Ltd. (see Note 13, "Equity") as at March 31, 2020, as material related party transactions.
AT&T

	For the Three Months Ended March 31,
	2020	2019
Cost of revenues	$5,633	$4,976
Interest expense	3,782	4,754

	March 31, 2020	December 31, 2019
Programming liabilities	$14,668	$10,553
Other accounts payable and accrued liabilities	126	267
Accrued interest payable (1)	4,070	1,103
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees which are not due. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees related to the 2023 Euro Loan for which we had previously made an election to pay in kind.

Index

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following defined terms are used in this Quarterly Report on Form 10-Q:

•
"2021 Euro Loan" refers to our floating rate senior unsecured term credit facility due November 1, 2021, guaranteed by Warner Media (as defined below), dated as of September 30, 2015, as amended on February 19, 2016, June 22, 2017 and April 25, 2018;

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
The exchange rates used in this report are as at March 31, 2020, unless otherwise indicated.
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
Important factors that contribute to such risks include, but are not limited to, those factors set forth under "Risk Factors” as well as the following: the effect of the ongoing COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic; the effect of the proposed Merger on our business; the risks that the closing conditions to the proposed Merger may not be satisfied or that necessary governmental approvals are not obtained or are obtained with conditions; the impact of any failure to complete the proposed Merger on our business; the effect of changes in global and regional economic conditions; the effect of the quantitative easing programs and the stability mechanism implemented by the European Central Bank on our business; the economic, political and monetary impacts of Brexit; levels of television advertising spending and the rate of development of the advertising markets in the countries in which we operate; our ability to refinance our existing indebtedness; the extent to which our debt service obligations and covenants may restrict our business; our exposure to additional tax liabilities as well as liabilities resulting from regulatory or legal proceedings initiated against us; our success in continuing our initiatives to diversify and enhance our revenue streams; our ability to make cost-effective investments in our television businesses, including investments in programming; our ability to develop and acquire necessary programming and attract audiences; and changes in the political and regulatory environments where we operate and in the application of relevant laws and regulations.
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
On October 27, 2019, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company in the proposed Merger as a wholly-owned subsidiary of Parent. The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company was held on February 27, 2020, where more than 99% of the votes cast by shareholders were in favor of approving the Merger Agreement, the related statutory merger agreement and the Merger. In addition, regulatory approvals required under the Merger Agreement in Romania and Slovenia have been obtained. For additional information on the Merger, please see the proxy statement of the Company related to the special general meeting of shareholders, filed with the SEC on January 10, 2020. Parent is currently planning on filing the required notification to the European Commission in the second quarter, and we expect the proposed Merger to be completed in the third quarter of 2020.
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
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”) on a constant currency basis. The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three months ended March 31, 2020 and 2019.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Net revenues	$143,816	$146,559	(1.9)%	1.8%
Operating income	26,197	27,637	(5.2)%	(0.6)%
Operating margin	18.2%	18.9%	(0.7) p.p.	(0.5) p.p.
OIBDA	$37,171	$38,057	(2.3)%	2.0%
OIBDA margin	25.8%	26.0%	(0.2) p.p.	0.0 p.p.

Index

Our consolidated net revenues decreased at actual rates in the three months ended March 31, 2020, compared to the corresponding period in 2019. At constant rates, net revenues increased in the first quarter of 2020 due primarily to an increase in carriage fees and subscription revenues, which increased 7% at actual rates and 11% at constant rates as our average prices increased and our subscriber base continued to grow. Television advertising spending overall in the markets of the countries in which we operate increased an estimated 2% at constant rates in the first three months of 2020 compared to 2019, while our television advertising revenues decreased 4% at actual rates, and 1% at constant rates. We saw a strong start to the year in terms of spending by advertisers across the five countries in which we operate, however, in March governments, including in our markets, declared various forms of states of emergency in response to the COVID-19 pandemic. During this time, many advertisers began to reduce, postpone, or cancel their advertising campaigns as social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people were implemented. As a result, lower spending overall for advertising on our networks in March more than offset an increase year-on-year in the first two months of 2020.
Costs charged in arriving at OIBDA in the first quarter of 2020 decreased 2% at actual rates, but increased 2% at constant rates compared to the corresponding period in 2019 due primarily to the reversal of provisions in the comparative period and higher staff costs. This was partially offset by savings from content costs, which decreased 4% at constant rates overall, reflecting changes made to our programming schedules in response to the change in advertiser spending behavior.
By making adjustments to the cost base in response to changes in television advertising spending patterns at the end of the first quarter, our OIBDA margin in the three months ended March 31, 2020 remained consistent with the same period in 2019. Operating income also remained broadly in-line with the same period in 2019 at constant rates, although it decreased slightly, along with our operating margin, because of costs incurred related to the proposed Merger that are not included within OIBDA.
Beginning in March in response to the COVID-19 pandemic, each of our operations adopted precautionary procedures designed to safeguard the health and wellbeing of our employees and business partners. We focused initially on the key personnel critical to the function of our television channels to ensure the ongoing broadcast of our networks. Personnel were encouraged to work remotely whenever possible, and we do not believe there was a significant adverse impact on either our operations or our internal control over financial reporting as a result of this remote work policy. Our businesses incurred costs in the first quarter adjusting to these changes in the operating environment, although the amounts were not material.
We believe the COVID-19 pandemic will have a negative impact on advertising spending in the second quarter of 2020, compared to the same period in 2019. The decline in spending in March was somewhat limited in our largest operations because many campaigns were already scheduled prior to the announcement of emergency measures in our markets. Metrics around the time spent watching television have increased while large parts of the population are required to shelter in place; however, accruing a benefit to our revenue will depend on our ability to monetize that additional inventory. Based on current bookings in April and May, we expect a significant decline in advertising spending during those months across all segments as advertisers have reduced, postponed or canceled advertising spending. While some governments, including in our markets, have outlined plans and timelines to relax the emergency measures, it is unlikely that the expected lower spending could be offset in the second quarter even if conditions improve in June, although it is possible that a portion of the spending not placed in the first half of 2020 could be deferred until later in the year. We anticipate the increase in carriage fees and subscription revenues realized in the first quarter will continue for the remainder of 2020 and help mitigate the impact of lower advertising spending on net revenue. We also expect content cost saving measures discussed below to offset a portion of any shortfalls in television advertising revenue.
As more restrictive social distancing measures, including limitations on the size of gatherings, were introduced in March, we were required to temporarily suspend all in-process production of own-produced titles. In addition to the associated changes in the program schedules to replace or reduce the number of premier episodes of these titles broadcasted, our stations increased the amount of news and current affairs programming covering the COVID-19 pandemic. We will continue to focus on efficient spending for programming designed to maintain or increase audience leadership in our markets, and our program schedules may continue to be adjusted if necessary during the ongoing spring season in the second quarter of 2020. We anticipate that our existing program library, which includes already completed own-produced titles, is more than sufficient to maintain attractive programming line-ups while we are unable to restart our productions. As a result of some of these adjustments to programming and suspension of productions, there have been limited production employee furloughs and we have significantly reduced the use of freelancers, though we expect to resume productions as soon as the situation permits us to do so.
Our program schedules were also impacted during the first quarter of 2020 by the postponement or cancellation of virtually all live sporting events around the world. While we do expect an ongoing impact to our program schedules in the second quarter, and potentially the second half of 2020, the acquisition of sports rights has not been a critical component of our program strategy, as our main channels in each country seek to provide general entertainment reaching the widest audience possible, and we generally do not pursue or hold the rights for marquee sports events, such as the Olympics. There are exceptions to this, as we do operate niche sports- and male-focused channels, and in Romania we hold the rights to broadcast the UEFA 2020 European Football Championships, which has now been postponed to 2021. It is possible that we may incur charges related to certain sports rights in future periods for which we will not receive the benefit of the associated programming.
While we anticipate a negative impact on profitability in the second quarter of 2020, our financial position remains robust and we do not expect any liquidity constraints. Cash flows during the first quarter of 2020 were strong as expected, reflecting the collection of receivables from the seasonally high fourth quarter of 2019, as well as prepayments from clients for advertising in 2020. While cash flow is normally lower through the remainder of the year, we are taking steps to further bolster our cash position, in addition to the changes in programming and production discussed above, including the deferral of all non-essential capital expenditures, reductions in discretionary spending such as marketing, and utilizing national stimulus plans where possible, such as provisions relating to delaying the payment of corporate income tax.
As a result of significant debt repayments in the last few years, our nearest long-term debt maturity of only EUR 60.3 million (approximately US$ 66.1 million at March 31, 2020 rates) is due in November 2021. Our net leverage ratio was 2.2x at the end of the first quarter, down from 2.4x at the start of 2020. Our cost of borrowing depends on our net leverage ratio; and if that increases above 3.0x in a future period then our interest expense would increase (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements").
We ended the first quarter of 2020 with US$ 140.3 million of cash and cash equivalents. Additionally, we have access to US$ 75.0 million under the 2023 Revolving Credit Facility, which remained undrawn as of March 31, 2020.

Index

Free Cash Flow and Unlevered Free Cash Flow

	For the Three Months Ended March 31, (US$ 000's)
	2020	2019	Movement
Net cash generated from operating activities	$115,914	$96,009	20.7%
Capital expenditures, net	(4,759)	(4,359)	9.2%
Other items (1)	163	—	NM (2)
Free cash flow	111,318	91,650	21.5%
Cash paid for interest (including Guarantee Fees)	2,547	3,093	(17.7)%
Unlevered free cash flow	$113,865	$94,743	20.2%

(1)	Reflects costs relating to the Merger, primarily financial and professional fees.

(2)	Number is not meaningful.

(US$ 000's)	March 31, 2020	December 31, 2019	Movement
Cash and cash equivalents	$140,323	$36,621	283.2%
Unlevered free cash flow increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to lower payments for taxes and programming, as well as higher cash collections from improved operating performance in the last three months of 2019. Net cash generated from operating activities also benefited from lower cash paid for interest and Guarantee Fees.

Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in the countries in which we operate for the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	1.1%	1.3%	(11.2)%
Czech Republic	(0.1)%	1.2%	2.4%
Romania*	2.3%	(0.6)%	3.8%
Slovak Republic	(1.1)%	0.5%	9.9%
Slovenia	(1.4)%	(0.2)%	(5.7)%
Total CME Ltd. Markets	0.6%	0.4%	1.6%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, in the first three months of 2020, it is estimated that GDP grew overall across the countries in which we operate. However, a more positive outlook in terms of growth in GDP and private consumption for both the quarter and full year changed in March with the onset of the COVID-19 pandemic. While certain GDP growth rates in the first quarter remained positive, downward revisions in analyst expectations now forecast a contraction in all markets in both the second quarter and the full year.
We estimate that television advertising spending in the countries in which we operate increased overall by 2% on average at constant rates in the three months ended March 31, 2020 compared to the same period in 2019. The television advertising markets in all countries, and particularly Bulgaria and Slovenia, were negatively impacted by lower spending in March 2020 as a result of changes in advertiser behavior connected to the COVID-19 pandemic. In Bulgaria, the market was also impacted by lower average prices. In the Czech Republic, a strong start to the year more than offset lower spending late in the quarter. The market in the Slovak Republic grew overall from increased spending early in 2020, as well as governmental spending around local elections, which more than offset lower spending late in the quarter. In Romania, the market grew primarily as a result of spending from clients in certain sectors of the economy, including telecommunications and banking, which was higher than the same period in 2019 when these clients, who were directly impacted by incremental taxes implemented in early 2019, reduced spending. This was partially offset by lower spending from most sectors of the economy in March as a result of changes in advertiser behavior connected to the COVID-19 pandemic.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Bulgaria	$16,955	$19,293	(12.1)%	(9.1)%
Czech Republic	49,215	50,316	(2.2)%	1.3%
Romania	39,515	38,810	1.8%	6.5%
Slovak Republic	22,159	21,332	3.9%	7.4%
Slovenia	16,734	17,850	(6.3)%	(3.1)%
Intersegment revenues	(762)	(1,042)	NM (1)	NM (1)
Total net revenues	$143,816	$146,559	(1.9)%	1.8%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Bulgaria	$4,818	$6,121	(21.3)%	(18.5)%
Czech Republic	15,950	14,947	6.7%	11.5%
Romania	15,064	17,533	(14.1)%	(10.2)%
Slovak Republic	3,945	1,729	128.2%	136.4%
Slovenia	4,862	4,931	(1.4)%	2.0%
Eliminations	(3)	48	NM (1)	NM (1)
Total operating segments	44,636	45,309	(1.5)%	2.7%
Corporate	(7,465)	(7,252)	(2.9)%	(6.2)%
Consolidated OIBDA	$37,171	$38,057	(2.3)%	2.0%

(1)	Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Television advertising	$10,175	$12,590	(19.2)%	(16.4)%
Carriage fees and subscriptions	5,584	5,321	4.9%	8.5%
Other	1,196	1,382	(13.5)%	(10.5)%
Net revenues	16,955	19,293	(12.1)%	(9.1)%
Costs charged in arriving at OIBDA	12,137	13,172	(7.9)%	(4.7)%
OIBDA	$4,818	$6,121	(21.3)%	(18.5)%

OIBDA margin	28.4%	31.7%	(3.3) p.p.	(3.3) p.p.
The television advertising market in Bulgaria declined an estimated 11% at constant rates in the three months ended March 31, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the first quarter primarily due to selling fewer gross rating points ("GRPs"), which declined further as a result of lower spending in March related to changes in advertiser behavior connected to the COVID-19 pandemic. Carriage fees and subscription revenues increased in the first quarter due to both higher prices and an increase in the number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the first quarter due to lower content costs. During March we made adjustments to the spring schedule to reduce the frequency of certain local entertainment titles, and to utilize other existing library titles in place of premier episodes of other local productions that were already completed prior to the COVID-19 pandemic. There were also savings from our refreshed late night show, which was relaunched in January 2020 with a new host and updated format. These savings were partially offset by higher bad debt charges as well as increased staff costs.

Czech Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Television advertising	$41,369	$43,164	(4.2)%	(0.7)%
Carriage fees and subscriptions	4,934	4,268	15.6%	19.2%
Other	2,912	2,884	1.0%	4.9%
Net revenues	49,215	50,316	(2.2)%	1.3%
Costs charged in arriving at OIBDA	33,265	35,369	(5.9)%	(2.9)%
OIBDA	$15,950	$14,947	6.7%	11.5%

OIBDA margin	32.4%	29.7%	2.7 p.p.	2.9 p.p.
The television advertising market in the Czech Republic increased an estimated 2% at constant rates in the three months ended March 31, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the first quarter due to lower average prices. More GRPs were sold in the first two months of 2020 compared to the same period in 2019, however GRPs sold in the first quarter were flat overall because there was less spending in March compared to last year connected to uncertainty around the COVID-19 pandemic. Carriage fees and subscription revenues increased on a constant currency basis in the first quarter due to price increases in existing contracts as well as an increase in the number of subscribers.
Costs charged in arriving at OIBDA decreased at constant rates in the first quarter due primarily to savings from content costs. We made planned adjustments in the spring schedule compared to 2019, including a more cost-effective entertainment format. In March we substituted existing library content for certain titles still in production that were suspended due to social distancing measures implemented in response to the COVID-19 pandemic. There were also other cost savings in the first quarter compared to the same period in 2019, when there were additional marketing activities for the celebration of the 25th anniversary of TV Nova broadcasting in the Czech Republic last year. These savings were partially offset by higher staff costs.

Index

Romania

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Television advertising	$26,401	$26,550	(0.6)%	4.0%
Carriage fees and subscriptions	12,127	11,277	7.5%	12.5%
Other	987	983	0.4%	4.8%
Net revenues	39,515	38,810	1.8%	6.5%
Costs charged in arriving at OIBDA	24,451	21,277	14.9%	20.2%
OIBDA	$15,064	$17,533	(14.1)%	(10.2)%

OIBDA margin	38.1%	45.2%	(7.1) p.p.	(7.1) p.p.
The television advertising market in Romania increased an estimated 4% at constant rates in the three months ended March 31, 2020 compared to the same period in 2019.
Our television advertising revenues increased at constant rates in the first quarter of 2020, primarily as a result of spending from clients in certain sectors of the economy, including telecommunications and banking, which was higher than the same period in 2019 when these clients, who were directly impacted by new incremental taxes implemented in early 2019, reduced spending. This was partially offset by lower spending from most sectors of the economy in March as a result of changes in advertiser behavior connected to the COVID-19 pandemic. Carriage fees and subscription revenues increased on a constant currency basis in the first quarter due to higher prices and an increase in the average number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA increased in the first quarter primarily due to an increase in content costs compared to 2019, when we implemented cost saving measures in the schedule as a result of lower spending from the sectors impacted by incremental taxes early last year. Expenses were also lower in the first quarter of 2019 from the reversal of a legal accrual as well as changes in legislation around VAT recoverable from bad debt charges, which did not repeat in the first quarter of 2020. These increases were partially offset by savings from sports rights due to postponed matches.

Slovak Republic

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Television advertising	$18,838	$17,933	5.0%	8.6%
Carriage fees and subscriptions	2,489	2,272	9.6%	13.3%
Other	832	1,127	(26.2)%	(23.8)%
Net revenues	22,159	21,332	3.9%	7.4%
Costs charged in arriving at OIBDA	18,214	19,603	(7.1)%	(3.9)%
OIBDA	$3,945	$1,729	128.2%	136.4%

OIBDA margin	17.8%	8.1%	9.7 p.p.	9.7 p.p.
The television advertising market in the Slovak Republic increased an estimated 10% at constant rates in the three months ended March 31, 2020 compared to the same period in 2019.
Our television advertising revenues increased on a constant currency basis in the first quarter due to selling more GRPs, primarily due to advertisers allocating more spending in 2020 to the start of the year, in what is traditionally a slower period for advertising. There was also additional spending related to local elections in the first quarter of this year, as well as higher sponsorship revenue. Carriage fees and subscriptions revenue increased from higher prices in new and existing contracts.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the first quarter due primarily to a decline in content costs. In the month of March we stopped ongoing productions in the spring schedule and replaced them with existing library titles and broadcast other more cost-effective foreign acquired content. These savings were partially offset by higher marketing costs to promote our local productions before the changes in the schedule were implemented, as well as higher bad debt charges.

Index

Slovenia

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Television advertising	$9,672	$10,810	(10.5)%	(7.5)%
Carriage fees and subscriptions	6,450	6,412	0.6%	4.0%
Other	612	628	(2.5)%	0.8%
Net revenues	16,734	17,850	(6.3)%	(3.1)%
Costs charged in arriving at OIBDA	11,872	12,919	(8.1)%	(5.0)%
OIBDA	$4,862	$4,931	(1.4)%	2.0%

OIBDA margin	29.1%	27.6%	1.5 p.p.	1.5 p.p.
The television advertising market in Slovenia declined an estimated 6% at constant rates in the three months ended March 31, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the first quarter primarily due to lower spending in March, as a result of changes in advertiser behavior connected to the COVID-19 pandemic. Carriage fees and subscription revenues increased in the quarter due to price inflation in existing agreements and an increase in the number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the first quarter primarily due to lower content costs. In March we made adjustments to the spring schedule, including replacing certain local productions with more cost-effective foreign acquired titles. These savings were partially offset by higher staff-related costs.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended March 31, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Revenue:
Television advertising	$106,455	$111,047	(4.1)%	(0.5)%
Carriage fees and subscriptions	31,584	29,550	6.9%	11.0%
Other revenue	5,777	5,962	(3.1)%	0.5%
Net Revenues	143,816	146,559	(1.9)%	1.8%
Operating expenses:
Content costs	65,032	70,360	(7.6)%	(4.2)%
Other operating costs	13,647	13,248	3.0%	6.5%
Depreciation of property, plant and equipment	7,927	8,226	(3.6)%	(0.2)%
Amortization of broadcast licenses and other intangibles	2,167	2,194	(1.2)%	1.9%
Cost of revenues	88,773	94,028	(5.6)%	(2.2)%
Selling, general and administrative expenses	28,846	24,894	15.9%	19.7%
Operating income	$26,197	$27,637	(5.2)%	(0.6)%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets increased on average by 2% at constant rates in the three months ended March 31, 2020 as compared to the same period in 2019. Television advertising revenues decreased primarily in March 2020 as many advertisers reduced, postponed, or canceled their advertising campaigns in response to the economic uncertainty caused by governmental responses to the COVID-19 pandemic. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating countries.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three months ended March 31, 2020 grew approximately 7% at actual rates and 11% at constant rates as compared to the same period in 2019 primarily due to price increases in existing contracts as well as an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating countries.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. At constant rates, other revenues during the three months ended March 31, 2020 were in line with the same period in 2019.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) decreased during the three months ended March 31, 2020, compared to the same period in 2019 primarily due to the use of lower cost programming following the postponement of certain productions due to measures imposed to address the COVID-19 pandemic.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher general repairs and maintenance costs and licensing costs.
Depreciation of property, plant and equipment: At constant rates, total depreciation of property, plant and equipment during the three months ended March 31, 2020 remained in line with the same period in 2019.
Amortization of broadcast licenses and other intangibles: Total amortization of broadcast licenses and other intangibles for the three months ended March 31, 2020 was consistent with the same period in 2019 as lower amortization of customer relationships was offset by the amortization of software purchased in 2019.
Selling, general and administrative expenses: Selling, general and administrative expenses increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to costs incurred as a result of the proposed Merger, increases in our allowance for credit losses as a result of the economic impacts of the COVID-19 pandemic, as well as the reversal of a legal accrual and the release of bad debt in Romania in 2019. The decreases were offset by costs incurred in the first quarter of 2019 related to the 25th anniversary event in the Czech Republic.
Non-cash stock-based compensation charges for the three months ended March 31, 2020 and 2019 were US$ 0.9 million and US$ 1.0 million, respectively. See Item 1, Note 16, "Stock-based Compensation".
Operating income: At constant rates, operating income during the three months ended March 31, 2020 was in line with the same period in 2019 as increases in carriage fee revenues and lower content costs were offset by increases in selling, general and administrative expenses.
Our operating margin, which is determined as operating income divided by net revenues, was 18.2% for the three months ended March 31, 2020 compared to 18.9% for the three months ended March 31, 2019.

Index

Other income / (expense):

	For the Three Months Ended March 31, (US$ 000's)
	2020	2019	% Act
Interest expense	$(6,595)	$(8,242)	20.0%
Other non-operating income / (expense):
Interest income	142	152	(6.6)%
Foreign currency exchange loss, net	(6,342)	(3,077)	(106.1)%
Change in fair value of derivatives	—	(36)	NM (1)
Loss on extinguishment of debt	—	(151)	NM (1)
Other income, net	64	15	326.7%
Provision for income taxes	(4,496)	(4,547)	1.1%
Net loss attributable to noncontrolling interests	71	7	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three months ended March 31, 2020 decreased compared to the same period in 2019, primarily due to the partial repayment of the 2021 Euro Loan in 2019 as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Interest income: Interest income primarily reflects earnings on cash balances and was not material in either period presented.
Foreign currency exchange loss, net: We are exposed to fluctuations in foreign exchange rates on the revaluation of monetary assets and liabilities denominated in currencies other than the local functional currency of the relevant subsidiaries. This includes third party receivables and payables, as well as those intercompany loans which are not considered to be of a long-term investment nature. Our subsidiaries generally receive funding via loans that are denominated in currencies other than the functional currency of the lender, therefore any change in the relevant exchange rate will require us to recognize a transaction gain or loss on revaluation. Certain of our intercompany loans are classified as long-term in nature, and therefore gains or losses on revaluation are not recorded through the statement of operations and comprehensive income / loss. See the discussion under "Currency translation adjustment, net" below.

	For the Three Months Ended March 31,
	2020	2019
Revaluation of intercompany loans	$(622)	$(180)
Transaction losses on long-term debt and other financing arrangements	(890)	(727)
Transaction losses on revaluation of monetary assets and liabilities	(4,830)	(2,170)
Foreign currency exchange loss, net	$(6,342)	$(3,077)
Change in fair value of derivatives: For the three months ended March 31, 2019 we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. We did not settle any portion of our interest rate swaps during the three months ended March 31, 2020.
Loss on extinguishment of debt: During the three months ended March 31, 2019, we recognized losses on extinguishment of debt related to our partial repayment of the 2021 Euro Loan. We did not prepay any principal amounts of our Euro Loans during the three months ended March 31, 2020.
Other income, net: Our other income, net during the three months ended March 31, 2020 and 2019 was not material.
Provision for income taxes: The provision for income taxes for the three months ended March 31, 2020 was calculated using the discrete method and reflects income tax charges on profits in each of our operating segments and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three months ended March 31, 2019 reflects income taxes on profits in Bulgaria, the Czech Republic, Romania and Slovenia and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic, 19% in Slovenia and 21% in the Slovak Republic.
Net loss attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive (loss) / income:

	For the Three Months Ended March 31, (US$ 000's)
	2020	2019	% Act
Currency translation adjustment, net	$(61,049)	$(15,843)	NM (1)
Unrealized gain / (loss) on derivative instruments	220	(3,331)	NM (1)

(1)	Number is not meaningful.

Index

Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / (loss). Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive (loss) / income due to currency translation adjustment, net comprised the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, (US$ 000's)
	2020	2019	% Act
Foreign exchange loss on intercompany loans	$(18,074)	$(612)	NM (1)
Foreign exchange loss on the Series B Preferred Shares	(6,750)	(5,106)	NM (1)
Currency translation adjustment	(36,225)	(10,125)	NM (1)
Currency translation adjustment, net	$(61,049)	$(15,843)	NM (1)

(1)	Number is not meaningful.
The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the three months ended March 31, 2020 and 2019.
Percent Change During the Three Months Ended March 31, 2020

Index

Percent Change During the Three Months Ended March 31, 2019
Unrealized gain / (loss) on derivative instruments: The unrealized gain / (loss) on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in accumulated other comprehensive (loss) / income. See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".
Condensed consolidated balance sheets as at March 31, 2020 and December 31, 2019:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	March 31, 2020	December 31, 2019	% Act	% Lfl
Current assets	$317,418	$349,980	(9.3)%	(5.1)%
Non-current assets	1,093,744	1,097,882	(0.4)%	8.3%
Current liabilities	189,220	156,001	21.3%	31.0%
Non-current liabilities	661,282	680,273	(2.8)%	0.9%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	290,674	341,705	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	616	513	20.1%	(10.5)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2019, excluding the impact of foreign currency translation.
Current assets: Current assets at March 31, 2020 decreased from December 31, 2019 primarily due to the adoption of new accounting guidance which no longer requires programming content to be classified as current based on its expected timing of usage, offset by cash collected from operations and customer prepayments.
Non-current assets: On a constant currency basis, non-current assets at March 31, 2020 increased from December 31, 2019 primarily due to the adoption of new accounting guidance as noted above.
Current liabilities: Current liabilities at March 31, 2020 increased from December 31, 2019 primarily due to higher deferred revenue from customer prepayments and higher programming related payables, offset by the payment of accrued bonuses related to 2019 performance.
Non-current liabilities: On a constant currency basis, non-current liabilities at March 31, 2020 remained in line with December 31, 2019. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The decrease in shareholders' equity during the three months ended March 31, 2020 primarily reflects the impact of currency translation adjustment, offset by net income attributable to CME Ltd.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 103.7 million during the three months ended March 31, 2020. The change in cash and cash equivalents for the period presented below is summarized as follows:

	For the Three Months Ended March 31, (US$ 000's)
	2020	2019
Net cash generated from operating activities	$115,914	$96,009
Net cash used in investing activities	(4,759)	(4,359)
Net cash used in financing activities	(2,014)	(71,736)
Impact of exchange rate fluctuations on cash and cash equivalents	(5,439)	(1,913)
Net increase in cash and cash equivalents	$103,702	$18,001
Operating Activities
Net cash generated from operating activities increased during the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to lower payments for taxes and programming as well as higher collections from improved operating performance. We paid cash interest (including Guarantee Fees) of US$ 2.5 million during the three months ended March 31, 2020 compared to US$ 3.1 million during the three months ended March 31, 2019.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 and 2019 primarily reflects capital expenditures for production related facilities and equipment in the Czech Republic and Slovenia.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2020 primarily reflects payments on our finance leases. Cash used in financing activities during the three months ended March 31, 2019 primarily reflects principal repayments on our obligations under the 2021 Euro Loan.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at March 31, 2020, we also had available the aggregate principal amount of US$ 75.0 million under the 2023 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at March 31, 2020 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$579,720	$—	$66,103	$513,617	$—
Long-term debt – interest	101,848	21,607	40,515	39,726	—
Unconditional purchase obligations	90,273	33,036	37,958	16,995	2,284
Operating lease obligations	12,440	3,879	4,666	2,070	1,825
Finance lease obligations	15,198	6,898	7,398	902	—
Other long-term obligations	24,375	9,776	10,751	3,848	—
Total contractual obligations	$823,854	$75,196	$167,391	$577,158	$4,109
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at March 31, 2020.

Index

Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At March 31, 2020, we had commitments in respect of future programming of US$ 89.9 million. This includes signed contracts with license periods starting after March 31, 2020.
Operating and Finance Leases
For more information on our operating and finance lease commitments, see Item 1, Note 10, "Leases".
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
IV (d)    Cash Outlook
For the three months ending March 31, 2020, net cash generated from operating activities and unlevered free cash flows was US$ 115.9 million and US$ 113.9 million, respectively, compared to US$ 96.0 million and US$ 94.7 million, respectively, for the three months ended March 31, 2019 (See Section II, Overview). As at March 31, 2020, we had US$ 140.3 million in cash and cash equivalents and US$ 75.0 million of available aggregate principal amount under the 2023 Revolving Credit Facility. Our nearest debt maturity of EUR 60.3 million (US$ 66.1 million) is in November 2021.
As at March 31, 2020, the weighted average all-in rate applicable to the Euro Loans and Guarantee Fees previously paid in kind was approximately 3.4%. As at March 31, 2020, our net leverage ratio improved to 2.2x from 2.4x at December 31, 2019. In 2019, we repaid US$ 168.9 million of debt. As a result, we expect cash paid for interest and Guarantee Fees to decline in 2020 compared to 2019.
While we anticipate a negative impact on profitability in the second quarter of 2020, our financial position remains robust and we do not expect any liquidity constraints. Cash flows during the first quarter of 2020 were strong, reflecting the collection of receivables from seasonally high fourth quarter of 2019, as well as prepayments from clients for advertising in 2020. While cash flow is normally lower through the remainder of the year, we are taking steps to further bolster our cash position, including the deferral of non-essential capital expenditures, reductions in discretionary spending such as marketing, and the use of national stimulus plans where possible, such as provisions relating to delaying the due dates for corporate income tax payments. We expect to maintain adequate available liquidity to meet the operating needs of our business.
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
Interest Rate Swaps
We are party to interest rate swap agreements to mitigate our exposure to interest rate fluctuations on our Euro Loans. These interest rate swaps are designated as cash flow hedges and provide the Company with variable-rate cash receipts in exchange for fixed-rate payments over the lives of the agreements, with no exchange of the underlying notional amount.
Foreign Exchange Forwards
We are exposed to movements in the exchange rates of USD to the functional currencies of our operating segments related to contractual payments under dollar-denominated agreements. To reduce this exposure, we may decide to enter into forward foreign exchange contracts. We had no such agreements outstanding during the period ending March 31, 2020.
Cash Deposits
We may deposit cash in the global money markets with a range of bank counterparties and review the counterparties we choose regularly. The maximum period of deposit is three months, but we have more recently held amounts on deposit for shorter periods, up to one week. The credit rating of a bank is a critical factor in determining the size of cash deposits and we will only deposit cash with banks of investment grade rating. In addition, we also closely monitor the credit default swap spreads and other market information for each of the banks with which we consider depositing or have deposited funds.
IV (e)    Off-Balance Sheet Arrangements
None.

Index

V.    Critical Accounting Policies and Estimates
Our accounting policies that have a material effect on our financial condition and results of operations are more fully described in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 6, 2020. The preparation of these financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Using these estimates, we make judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies are as follows: program rights, goodwill and intangible assets, impairment or disposal of long-lived assets, revenue recognition, leases, income taxes, foreign exchange, determination of the fair value of financial instruments, and contingencies. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. See Item 1, Note 2, "Basis of Presentation" for a discussion of accounting standards adopted in the period, and recently issued accounting standards not yet adopted.

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
March 31, 2020:

Expected Maturity Dates	2020	2021	2022	2023		2024	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	60,335	—	468,800		—	—
Average interest rate (1)	—	1.28%	—	1.28%		—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	529,135	—	468,800	(2)	—	—
Average pay rate	—	0.30%	—	0.97%		—	—
Average receive rate	—	—%	—	—%		—	—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.50% per annum as of March 31, 2020.

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

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk. At March 31, 2020, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
See Part 1, Item 1, Note 19, "Commitments and Contingencies" for a discussion of ongoing litigation.
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
Risks Relating to Our Financial Position
Our business, results of operations and financial condition may be adversely affected by the ongoing COVID-19 pandemic and the actions taken by governmental authorities in response to the pandemic.
The ongoing COVID-19 pandemic and the measures taken to address the public health concerns resulting from the pandemic have resulted in significant disruptions to business activity worldwide, volatility in the equity markets and credit markets, and uncertainty in the global economic outlook. Such measures include travel restrictions and national border closings, restrictions on the conduct of non-essential business, closures of workplaces and schools, quarantines, shelter in place orders and social distancing orders. These measures have impacted and may further impact our business.
Recently implemented restrictions on business activity and uncertainty in the global economic outlook has caused advertisers to adjust their purchasing plans and a deterioration in economic conditions globally or in the markets in which we operate may cause advertisers to reduce future purchases of advertising. Risks related to changes in global or regional economic conditions are described in more detail below. Furthermore, this level of uncertainty may adversely affect our ability to develop information in order to prepare accurate financial forecasts.
In addition, restrictive measures imposed in the countries in which we operate as well as health-related concerns related to working conditions have had and may continue to have an impact on our business operations, including the availability of people necessary to our operations, the deferral or suspension of certain productions, decisions regarding programming acquisitions and scheduling. While we are not anticipating any material impact to our internal ability to operate our business as a result of the COVID-19 pandemic, we may temporarily lose the services of employees or experience interruptions in the normal conduct of businesses or operation of our systems, which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm.
Although we have undertaken a number of steps to mitigate the impact of the COVID-19 pandemic on our business, including a series of initiatives to control or reduce costs, such cost control measures are unlikely to completely offset declines in revenues. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the severity and scope of the COVID-19 outbreak as well as the types of measures imposed by governmental authorities to contain the virus or address its impact and the duration of those actions and measures. The imposition of further restrictive measures by governmental authorities to contain the COVID-19 virus or a prolonged period during which any such measures are kept in place would have an adverse impact on our business, financial position, results of operations and cash flows.
Changes in global or regional economic conditions may adversely affect our financial position and results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. While our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending over the last several years; it is unlikely the current growth trends will continue in the immediate future, particularly given the recently introduced restrictions on business and non-essential activities, uncertain economic outlook globally and increased volatility in the equity markets and credit markets caused by the COVID-19 pandemic. While a number of governments and central banks have introduced fiscal and monetary measures in an effort to mitigate the economic impact of the COVID-19 pandemic, it is not yet possible to establish the impact of such measures. Recessions or periods of low or negative growth in the region or globally as a result of the COVID-19 pandemic would cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse impact on our advertising revenues and our financial position (including our leverage levels), results of operations and cash flows. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, the widespread use of tariffs and other protectionist trade policies, natural disasters, public health pandemics, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.
The quantitative easing programs implemented by the European Central Bank ("ECB") and the stability mechanism may not provide adequate assistance to stabilize markets, which may adversely affect our financial position and results of operations.
The ECB created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, including embarking on quantitative easing in 2015 to address economic softness and a slowdown in growth of consumer prices in the Eurozone. ECB’s quantitative easing program, which assisted economic growth, was recalibrated in January 2018. Although the ECB ended its original quantitative easing program at the end of December 2018, it resumed quantitative easing in November 2019 and in March 2020 authorized a new quantitative easing program with fewer restrictions than prior programs in response to the COVID-19 pandemic. There can be no assurance that the stability mechanism in Europe or any quantitative easing program will be sufficient to support economies in the European Union affected by the COVID-19 pandemic or will provide adequate liquidity or financial assistance to any affected financial institution or country, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to address these concerns. The failure of these programs to mitigate the impact of the COVID-19 pandemic on the markets and economies of Europe may result in periods of low or negative growth as well as further adverse events, including the dissolution of the Euro or the departure of a country from the Euro, any of which would negatively impact our business, financial position and results of operations.

Index

Our financial position and results of operations may be adversely affected as a result of the United Kingdom’s decision to end its membership in the European Union (“EU”).
The United Kingdom is in the process of negotiating its exit from the EU (generally referred to as “Brexit”). On January 31, 2020, the United Kingdom formally left the EU; however, it will remain in the single market and be subject to the EU’s rules and regulations during a transition period ending December 31, 2020. It is expected that economic conditions in the EU will be impacted by Brexit. The impact on our business from a result of Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations during this transition period and on the ultimate manner and terms of the U.K.’s withdrawal from the EU. Given the ongoing uncertainty over the final terms of Brexit to be negotiated during the transition period, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate as decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU resulting from Brexit could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operations and cash flows.
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
We have a substantial amount of indebtedness. In the event the proposed Merger is not completed and instability in global credit markets caused by the COVID-19 pandemic persists, we face the risk that we will not be able to renew, repay or refinance our indebtedness when due, or that the terms of any renewal or refinancing will not be on better terms than those of such indebtedness being refinanced. Furthermore, pursuant to the Reimbursement Agreement, the all-in rates on each of the Euro Loans increase to a maximum of 10.0% (or 3.5% above the then-current all-in rate, if lower), on the date that is 365 days following a change of control of CME Ltd. (as defined therein); and pursuant to the 2023 Revolving Credit Facility, all commitments terminate following a change of control (as defined therein) and the interest rate on amounts outstanding increases to 10% plus LIBOR or 9% plus the alternate base rate on the date that is 365 days following such change of control. In the event we are not able to refinance our indebtedness, we might be forced to dispose of assets on disadvantageous terms or reduce or suspend operations, any of which would materially and adversely affect our financial condition, results of operations and cash flows.
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
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. Any strengthening of the dollar will have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates, which may be more volatile as a result of the COVID-19 pandemic, may negatively impact programming costs. While local programming is generally purchased in local currencies, a significant portion of our content costs relates to foreign programming purchased pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. In that regard, we have recently had to defer or suspend certain of our productions in response to restrictive social distancing measures imposed in the countries in which we operate as a result of the COVID-19 pandemic. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. The cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, is likely to increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, wage inflation, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.6%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the independent directors the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at such a meeting of the Company, excluding such Warrant Shares. Warner Media and TW Investor have notified the Company they intend to utilize their option to maintain this proxy arrangement until April 2021. After giving effect to its ownership of the Series A Preferred Share, AT&T has a 44.1% voting interest in the Company at any meeting where the Warrant Shares are voted pursuant to the standing proxies. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the proposed Merger, the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.

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
Completion of the proposed Merger is subject to several conditions, including, but not limited to, the receipt of certain competition and other regulatory approvals, the requisite vote of the Company's shareholders, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger, some of which are beyond our control. At a special general meeting of shareholders of the Company on February 27, 2020, more than 99% of the votes cast by shareholders were in favor of approving the Merger. We cannot predict with certainty whether and when all of the other conditions will be satisfied or waived, which may prevent, delay or otherwise adversely affect the completion of the proposed Merger in a material way. In addition, Parent’s obligation to complete the proposed Merger is subject to the receipt of certain regulatory approvals without the requirement that Parent agree to take any action or commit to any condition or restriction necessary to secure such approval that would constitute a “burdensome condition” as defined in the Merger Agreement. There can be no assurance that regulators will not seek to impose conditions, terms, obligations or restrictions that would constitute burdensome conditions or that such conditions, terms, obligations or restrictions would not result in the termination of the Merger Agreement.
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

Index

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

Central European Media Enterprises Ltd.
Date:	April 22, 2020	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer