Form 10-K/A
period 2019-12-31
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2020-04-27
CIK 925645

Index

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

Index

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
Number of shares of Class A Common Stock outstanding as of April 23, 2020: 254,298,255

EXPLANATORY NOTE
On February 6, 2020, Central European Media Enterprises Ltd. (the "Company" or "we") filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). This Amendment No. 1 amends Part III of the Form 10-K to include information previously intended to be incorporated by reference in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) provides that registrants may incorporate by reference the information required by Part III of Form 10-K from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the "SEC") within 120 days after the end of the fiscal year covered by the Form 10-K. Due to the pending Merger (defined below), the Company will not file a definitive proxy statement that involves the election of directors by April 29, 2020 (i.e., within 120 days after the end of the Company's 2019 fiscal year).
On October 27, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TV Bidco B.V. ("Parent") and TV Bermuda Ltd. ("Merger Sub"). Parent and Merger Sub are affiliates of PPF Group N.V. ("PPF"). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving company in the proposed Merger as a wholly-owned subsidiary of Parent. The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company was held on February 27, 2020, where more than 99% of the votes cast by shareholders were in favor of approving the Merger. In addition, regulatory approvals required under the Merger Agreement in Romania and Slovenia have been obtained. For more information on the Merger, please see the proxy statement of the Company related to the special general meeting of shareholders filed with the SEC on January 10, 2020.
Certifications by the Company's principal executive officers and the Company's principal financial officer are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because no financial statements are included in this Amendment No. 1, paragraphs 3, 4 and 5 of the certifications have been omitted and no certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are required to be filed.
Except as stated herein, this Amendment No. 1 does not reflect facts or events that may have occurred subsequent to the filing of the Form 10-K and no attempt has been made in this Amendment No. 1 to modify or update other disclosures contained in the Form 10-K.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
AMENDMENT NO. 1 TO FORM 10-K
For the year ended December 31, 2019

Index

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Set forth below is information regarding six incumbent members of the Board of Directors of the Company (the "Board" or "Board of Directors") together with brief biographies. Directors are elected at each annual general meeting of the Company to serve until the next annual general meeting of shareholders or until their successors are elected or appointed.
John K. Billock, 71, has served as a Director and as our Chairman of the Board since April 2014. Mr. Billock is a member of the Board of Advisors of Simulmedia, Inc. He served as a Director of TRA Inc. and TiVo Research and Analytics, Inc. from 2007 to 2011 and as a Director of Juniper Content Corporation from January 2007 to December 2008. From October 2001 until July 2005, he was Vice Chairman and Chief Operating Officer of Time Warner Cable Enterprises LLC. Before joining Time Warner Cable, Mr. Billock was with Home Box Office from 1978 to 2001 and served as President of its US Network Group from 1997 to 2001 and President of Sales and Marketing from 1995 to 1997. Before joining HBO, Mr. Billock was a product manager with Colgate Palmolive Company. Mr. Billock received a BA degree in English and Religion from Wesleyan University and an MBA from Boston University. Mr. Billock brings to our Board and its committees experience from his many years in the media industry as well as extensive executive management experience.
Peter Knag, 47, has served as a Director since September 2019. Mr. Knag is Executive Vice President and Chief Financial Officer of Turner Broadcasting System, Inc. He is responsible for managing, leading and overseeing all finance and accounting matters and teams across the business. Prior to that, Mr. Knag was Vice President of AT&T Inc. merger planning. From 2016 to 2018, he served as AT&T’s Managing Director of Corporate Development, where he led the management of client relationships, analysis, negotiation and execution of mergers, acquisitions, joint ventures, divestitures, and venture capital investments on behalf of AT&T and its affiliates worldwide. Prior to joining AT&T in 1999, Mr. Knag worked for Lehman Brothers and First Albany Corporation. Mr. Knag holds a Bachelor’s degree and a Master of Business Administration from Southern Methodist University. Mr. Knag brings to our Board longstanding business experience in the telecoms and media sectors as well as an extensive background in finance.
Alfred W. Langer, 69, has served as a Director since 2000. From 2002 until 2019, Mr. Langer served as a consultant to a number of privately held European companies in the areas of mergers and acquisitions, structured financing and organizational matters. From July 2001 until June 2002, Mr. Langer served as Chief Financial Officer of Solvadis AG, a German based chemical distribution and trading company. From October 1999 until May 2001, Mr. Langer served as Treasurer of Celanese AG, a German listed chemical company. From June 1997 until October 1999, Mr. Langer served as Chief Financial Officer of Celanese Corp., a U.S. chemical company. From October 1994 until July 1997, Mr. Langer served as Chief Executive Officer of Hoechst Trevira GmbH, a producer of synthetic fibers. From 1988 until September 1994, Mr. Langer served as a member of the Board of Management of Hoechst Holland N.V., a regional production and distribution company. Mr. Langer received an M.B.A. degree from the University GH Siegen. Mr. Langer brings to our Board and its committees substantial financial and financial reporting expertise.
Parm Sandhu, 51, has served as a Director since 2009. Mr. Sandhu is Chairman of Crystal Almond Holdings Limited, the holding company for Wind Hellas, an integrated telecoms operator in Greece and of JPI Media Limited as well as a non-executive director of Hibu. He has previously served as non-executive director of Eir and served as Chief Executive Officer of Unitymedia, Europe’s third largest cable operator, from 2003 to 2010. Prior to that, Mr. Sandhu was a Finance Director with Liberty Media International, where he pursued numerous strategic acquisitions, and held a number of senior finance and strategy positions during his six years with Telewest Communications plc. Before entering the technology, media and telecommunications sector, Mr. Sandhu worked at PricewaterhouseCoopers in London, where he qualified as a Chartered Accountant. He is a graduate of Cambridge University and holds an MA Honours degree in Mathematics. Mr. Sandhu brings to the Board and its committees significant executive management experience in the European media and telecoms sector and considerable expertise in the cable industry, as well as extensive knowledge of financial and accounting matters.
Kelli Turner, 49, has served as a Director since 2011. She is President and Chief Operating Officer at SESAC, INC., a music rights licensing company. She is also general partner of RSL Venture Partners. She was previously President and Chief Financial Officer of RSL Management Corporation from February 2011 to April 2012. Prior to that, Ms. Turner was Chief Financial Officer and Executive Vice President of Martha Stewart Living Omnimedia, Inc. (“MSLO”), a diversified media and merchandising company, from 2009 to 2011, where she was responsible for all aspects of the company’s financial operations, while working closely with the executive team in shaping MSLO’s business strategy and capital allocation process. A lawyer and a registered CPA with significant experience in the media industry, Ms. Turner joined MSLO in 2009 from Time Warner Inc. (n/k/a Warner Media, LLC), where she held the position of Senior Vice President, Operations in the Office of the Chairman and CEO. Prior to that, she served as SVP, Business Development for New Line Cinema from 2006 to 2007 after having served as Time Warner Inc.’s Vice President, Investor Relations from 2004 to 2006. Ms. Turner worked in investment banking for many years with positions at Allen & Company and Salomon Smith Barney prior to joining Time Warner Inc. Early in her career, she also gained tax and audit experience as a CPA at Ernst & Young, LLP. Ms. Turner received her undergraduate business degree and her law degree from the University of Michigan. Ms. Turner brings to our Board and its committees a strong financial and business background in the media industry.
Trey Turner, 45, has served as a Director since December 2018. Mr. Turner is Executive Vice President and Chief Financial Officer for Warner Media Sales & International, a business unit of Warner Media, where he is responsible for all financial operations for the business unit and is an active partner in shaping the direction of the business and implementing its strategy. Between 2017 and 2019, Mr. Turner was Chief Financial Officer for Turner International, Inc., an affiliate of Warner Media and a division of Turner Broadcasting System Inc. (“Turner”) responsible for operating and distributing Turner’s brands outside the United States. Prior to that, Mr. Turner was Senior Vice President - Corporate Finance, Mergers & Acquisitions for Turner, overseeing financial planning and analysis and corporate development activities for the company. Mr. Turner joined Turner as Director of Finance for CNN worldwide where he was responsible for strategic finance support, leading the financial analysis and business justification for new initiatives, partnerships and investments. Prior to joining Turner, he was with the corporate finance department of Stephens Inc., a leading investment bank and private equity firm. Mr. Turner earned a Bachelor of Science degree in Analytical Finance from Wake Forest University, where he graduated cum laude. Mr. Turner brings to our Board broad experience in finance and planning as a senior executive of a major media company in Europe.
There is no arrangement or understanding between any director and any other person pursuant to which such person was selected as a director other than Peter Knag and Trey Turner, who were nominated by Warner Media, LLC (formerly Time Warner Inc.) ("Warner Media") pursuant to the terms of a framework agreement dated as of February 28, 2014, among the Company, Warner Media and Time Warner Media Holdings B.V. ("TWBV"), whereby Warner Media has the right to appoint one less director than the number required to constitute a majority of our Board of Directors, provided that Warner Media continues to own at least 40% of the voting power of the Company.

Index

Audit Committee
The Audit Committee is currently composed of Messrs. Langer and Sandhu and Ms. Turner (Chair). The members of the Audit Committee satisfy the relevant independence and expertise requirements set forth in the SEC regulations and the Nasdaq Marketplace Rules. In addition, the Board has determined that Messrs. Langer and Sandhu and Ms. Turner each qualify as “audit committee financial experts”.
In addition to the Audit Committee, there are two other standing committees of the Board of Directors: the Compensation Committee and the Corporate Governance/Nominating Committee. The members of these standing committees are independent and satisfy the relevant independence requirements set forth in the SEC regulations and the Nasdaq Marketplace Rules.
Corporate Governance Guidelines
We abide by the corporate governance principles set out in our Corporate Governance Guidelines to ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and that the interests of the Board of Directors and management are aligned with those of shareholders. The Corporate Governance Guidelines assist the Board in the exercise of its responsibilities and serve as a general framework within which the Board operates, including in respect of Board composition and qualifications, director independence, standing committees and the term and retirement of Directors. Our Corporate Governance Guidelines are available on our website at www.cme.net.
Codes of Conduct
The Company has codes of conduct that are applicable to all employees and directors. These policies reinforce the importance of integrity and ethical conduct in our business, reflect the robust policy framework that exists within the Company and clarify the procedures for handling whistleblower complaints and other concerns. The Standards of Business Conduct applies to the Company’s employees and sets forth policies pertaining to employee conduct in the workplace, including the accuracy of books, records and financial statements, insider trading, electronic communications and information security, protection of personal data, confidentiality, conflicts of interest, anti-bribery and competition laws. The Standards of Business Conduct also includes information on how employees may report whistleblower complaints or raise concerns regarding questionable conduct or policy violations and provides for the anonymous, confidential submission by employees or others of any complaints or concerns about us or our accounting, internal accounting controls or auditing matters. The Standards of Business Conduct prohibits retaliation against employees who avail themselves of the policy. Failure to observe the terms of the Standards of Business Conduct can result in disciplinary action (including termination of employment).
The Company also has a Code of Conduct for Non-Employee Directors, which assists the Company’s non-employee directors in fulfilling their fiduciary and other duties to the Company. In addition to affirming the directors’ obligations to act ethically and honestly, the code also addresses conflicts of interest, compliance with applicable laws and confidentiality.
Both the Standards of Business Conduct and the Code of Conduct for Non-Employee Directors are available on our website at www.cme.net. They are also available in print to any shareholder on request.
Shareholder Communications
The Corporate Governance/Nominating Committee charter provides a process by which shareholders may communicate with the Company or the Board of Directors. Shareholders may submit communications in writing to the Chairman of the Corporate Governance/Nominating Committee in care of the Company Secretary, CME Media Services Limited, Kříženeckého náměstí 1078/5, 152 00 Prague 5, Czech Republic. The Chairman of the Corporate Governance/Nominating Committee shall determine, in his discretion, considering the identity of the submitting shareholder and the materiality and appropriateness of the communication, whether, and to whom within the Company, to forward the communication.
Board Leadership Structure and Role in Risk Oversight
Since April 2014, Mr. Billock has served as non-executive Chairman. The Chairman is appointed annually following the Annual General Meeting by at least a majority vote of the remaining directors. The role of the Chairman is to preside over meetings of the Board as well as meetings of the independent directors. The Chairman also provides advice to management. Since September 2013, the Company has had two co-Chief Executive Officers, Michael Del Nin and Christoph Mainusch, who are not members of the Board (see "Executive Officers" below). Mr. Del Nin oversees corporate matters and Mr. Mainusch focuses primarily on operations. We believe that this is the most appropriate Board structure for the Company. Mr. Billock, with his extensive prior media and executive experience, leads the Board in providing broad oversight of our overall strategy and the development of the Company, and Mr. Del Nin and Mr. Mainusch, our co-Chief Executive Officers, utilizing their extensive management and operational experience in overseeing the Company’s day-to-day operations, are dedicated to achieving the business objectives of the Company in terms of operating and financial performance.
The Company has created a robust framework to effectively identify, assess, and manage risk. Senior management has primary responsibility for the daily management of risks, while the Board provides regular oversight, both as a whole and through its committees. The Audit Committee is responsible for an annual review of a risk register prepared by senior management. The Company’s risk register identifies and evaluates the key strategic, operating, financial and compliance risks that the Company faces and proposes ways in which to effectively manage such risks in the short- and long-term. In addition, our co-Chief Executive Officers consult regularly with directors regarding strategic and operational risks. Generally, the Board holds four regularly scheduled meetings per year at which directors receive a presentation regarding the business as well as relevant strategies, challenges, risks and opportunities for the Company. Senior management is in attendance at quarterly Board meetings and is available for discussions with the Board regarding risk management and any other concerns. Finally, through the authority delegated by the Board, the Corporate Governance/Nominating Committee, Compensation Committee and Audit Committee are tasked with oversight of governance, related party, compensation and treasury or finance risks, respectively. Committees report to the full Board quarterly.

Index

Executive Officers
Set forth below is certain information describing our current executive officers. Their terms of office are at the discretion of the Board of Directors and/or the co-Chief Executive Officers.
Michael Del Nin, 49, has served as the Company’s co-Chief Executive Officer since September 2013. From October 2009 until September 2013, he was a member of the Company’s Board of Directors. Prior to his appointment as co-Chief Executive Officer of the Company, Mr. Del Nin was the Senior Vice President of International and Corporate Strategy at Time Warner Inc. (n/k/a Warner Media, LLC) from April 2008 until September 2013, in which capacity he helped drive Time Warner Inc.’s global strategy and business development initiatives, with a particular focus on international operations and investments. From 2006 to 2008, Mr. Del Nin was the Senior Vice President responsible for Mergers and Acquisitions. Prior to joining Time Warner Inc., Mr. Del Nin was Senior Vice President, Business Development, at New Line Cinema. In that role Mr. Del Nin analyzed the economics of the studio’s film and television projects while helping to develop and implement New Line Cinema’s long-term business plan. Prior to joining New Line Cinema, Mr. Del Nin was an investment banker focused on the media industry at Salomon Smith Barney in New York. Mr. Del Nin holds an undergraduate business degree from Bocconi University and a law degree from the University of New South Wales.
Christoph Mainusch, 57, has served as the Company’s co-Chief Executive Officer since September 2013. Prior to joining the Company, he was an advisor to the President of Turner Broadcasting International, a wholly-owned subsidiary of Time Warner Inc. (n/k/a Warner Media, LLC), where he consulted on various projects from April 2013 until September 2013. From March 2004 to December 2012, Mr. Mainusch was a member of the Operational Management Committee of the RTL Group, a European entertainment network. From September 2009 to February 2012, Mr. Mainusch served as Chief Executive Officer of the Alpha Media Group in Greece, a terrestrial broadcast company partly owned by the RTL Group. Mr. Mainusch served as Chief Executive Officer of RTL Televizija in Croatia from 2004 to 2009. From 1996 until 2004, Mr. Mainusch served as Chief Executive Officer of ACS Media GmbH. Mr. Mainusch started his career as a freelancer for the public broadcaster Bayerischer Rundfunk in 1987, followed by several positions at commercial broadcasters SAT.1, Tele 5, and RTL 2.
Daniel Penn, 54, joined the Company in 2002 and has served as General Counsel and Company Secretary since 2004. Mr. Penn was named an Executive Vice President of the Company in February 2010. Prior to joining the Company, he served as General Counsel and Head of Development/Business Affairs in an internet publishing business and in a multinational telecommunications company. He began his career in private practice with the law firm Mayer Brown, where he worked in their offices in New York, London and Tashkent, Uzbekistan. Mr. Penn graduated from Princeton University with a B.A. from the Woodrow Wilson School of Public and International Affairs and a Certificate of Achievement in Russian Studies. He received a J.D. from the Columbia University School of Law, where he served as Editor-in-Chief of the Columbia Law Review.
David Sturgeon, 50, has served as the Company’s Chief Financial Officer since June 2014 when he was also named an Executive Vice President of the Company. Prior to that, he served as Acting Chief Financial Officer from October 2013 and as Deputy Chief Financial Officer from July 2009. He oversees all of the Company's finance, accounting, business systems, internal audit, treasury and tax activities. Mr. Sturgeon joined the Company as Group Financial Controller in 2005, prior to which he was with Equant N.V., from 2002. From 1990 to 2002, Mr. Sturgeon was a member of Arthur Andersen’s Technology, Media and Communications practice. Mr. Sturgeon graduated from Oxford University with an M.A. in Philosophy, Politics and Economics and is a Chartered Accountant.
ITEM 11.    EXECUTIVE COMPENSATION
This Compensation Discussion and Analysis provides information about the Company’s compensation programs and policies for our Named Executive Officers. In 2019, our Named Executive Officers were the co-Chief Executive Officers, the Chief Financial Officer and the General Counsel.
Philosophy and Objectives of Compensation Programs
General Philosophy
In making compensation decisions, the Compensation Committee believes that the Company’s executive compensation programs should be guided by certain key objectives: (i) maintaining Named Executive Officers’ accountability for Company performance as well as their individual performance, (ii) attracting, motivating and retaining key personnel, and (iii) promoting the creation of shareholder value. To achieve these objectives, the Compensation Committee has sought to tie compensation earned to performance achieved and to support sustainable financial performance as follows:

•
Structuring executive compensation so that a substantial percentage is variable, where the amount Named Executive Officers can earn is based on achieving specific levels of achievement and a threshold level of achievement is required for compensation to be earned, with a significant portion being equity-based, including performance-based awards.

•
Using a mix of short-term and long-term compensation to foster the achievement of both annual and multi-year business objectives to support the execution of the Company’s strategy without encouraging unnecessary or excessive risk-taking, which better aligns the interests of management and shareholders.

•
Setting appropriate financial and strategic goals for each performance period to ensure compensation is appropriate, taking into consideration the Company’s strategy, profile and anticipated performance.

•
Implementing in 2019 a transaction-related program to support the closing of the Merger and provide incentives for employees in key positions to continue to deliver the Company’s business objectives before and after the Merger.

2019 Company Performance in Review
The Company’s strong operating results in 2019 reflect its success in the execution of its strategy last year. The Company maintained its audience share leadership and television advertising market shares in 2019 by leveraging its competitive advantages and making targeted investments in local programming in certain markets. In addition, it achieved another year of robust growth in carriage fee revenues and expanded its online offerings to further diversify its revenue streams. Building on the momentum of prior years, the Company took advantage of overall growth in its television advertising markets, its successful efforts to increase carriage fees and its focus on controlling costs to achieve further improvements in the profitability of its operations and free cash flow generation, which increased by nearly 91% compared to 2018.

Index

2019 Financial Highlights
We evaluate our consolidated results and the performance of our operating segments based on net revenues and OIBDA1. These metrics for the years ended December 31, 2019 and 2018 are summarized in the tables below:

	For The Year Ending December 31, (US$ 000's)
			Movement
	2019	2018	% Act	% Lfl
Net revenues	$694,804	$703,906	(1.3)%	4.5%
Operating income	187,336	177,587	5.5%	11.4%
Operating margin	27.0%	25.2%	1.8 p.p.	1.7 p.p.
OIBDA	247,924	222,674	11.3%	17.6%
OIBDA margin	35.7%	31.6%	4.1 p.p.	4.0 p.p.

(a)
While the reporting currency of the Company is the dollar, our consolidated revenues and costs are divided across a range of European currencies and the Company’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual (“% Act”) percentage movements, which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”). The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs.

Consolidated net revenues decreased 1% at actual exchange rates in 2019 compared to 2018. At constant rates, net revenues increased 5% due to an increase in both television advertising revenues and carriage fee and subscription revenues. Television advertising spending in the Company’s markets grew an estimated 3% at constant rates in 2019 compared to 2018. Consolidated television advertising revenues declined by 3% at actual rates but increased 3% at constant rates due to growth in four operating segments and higher average prices in all of the Company’s markets. Carriage fees and subscription revenues increased 3% at actual rates and 10% at constant rates primarily due to additional carriage fees from overall higher prices in contracts with cable, satellite and internet protocol television operators as well as higher subscribers overall.
Costs charged in arriving at OIBDA decreased 7% at actual rates and 2% at constant rates in 2019 compared to 2018. Content costs decreased 2% at constant rates due to broadcasting fewer hours and more cost-effective foreign content, as well as a planned reduction in the volume of sports rights. There was also a decrease in other costs resulting from lower legal and professional fees as well as lower bad debt charges, which were partially offset by higher personnel costs.
The Company’s focus on controlling costs while improving revenues led to another year of OIBDA margin expansion, which increased to 36% in 2019 from 32% in 2018. This dynamic also drove an increase in operating income, although the operating margin expansion was lower than for OIBDA because costs incurred related to the Company’s strategic review and the resulting proposed Merger are not included within OIBDA.
Free Cash Flow and Unlevered Free Cash Flow

	For The Year Ending December 31, (US$ 000's)
	2019	2018	Movement
Net cash generated from operating activities	$179,652	$109,024	64.8%
Capital expenditures, net	(24,375)	(24,540)	0.7%
Other items (1)	6,092	—	NM (2)
Free cash flow	161,369	84,484	91.0%
Cash paid for interest (including Guarantee Fees)	26,651	43,350	(38.5)%
Cash paid for Guarantee Fees previously paid in kind	—	27,328	(100.0)%
Cash paid for Guarantee Fees that previously could be paid in kind	—	812	(100.0)%
Unlevered free cash flow	$188,020	$155,974	20.5%
(1) Other items during the year ended December 31, 2019 reflects costs relating to the strategic review and the proposed Merger.
(2) Number is not meaningful.
Unlevered free cash flow2 was US$ 188.0 million in 2019, an increase of 21% compared to 2018. The increase in unlevered free cash flow at actual rates during 2019 was due primarily to lower cash payments for acquired programming and production costs, which was partially offset by higher payments for income taxes. Net cash generated from continuing operating activities also benefited from lower cash paid for interest and guarantee fees, which was partially offset by payments related to the strategic review. We ended 2019 with cash of US$ 36.6 million.

1 OIBDA, which includes program rights amortization costs, is determined as operating income / (loss) before depreciation, amortization of intangible assets and impairment of assets and certain unusual or infrequent items that are not considered by our chief operating decision makers when evaluating our performance. For a quantitative reconciliation of non-GAAP financial measures to the most directly comparable financial measurements in accordance with GAAP, see Part II, Item 8, Note 20 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
2 Free cash flow is defined as cash flows from operating activities, less purchases of property, plant and equipment, net of disposals of property plant and equipment and excludes the cash impact of certain unusual or infrequent items that are not included in costs charged in arriving at OIBDA in our financial statements because they are not considered by our chief operating decision makers when evaluating our performance. Unlevered free cash flow is free cash flow before the payment of interest and commitment and guarantee fees on our senior debt.

Index

Key Operating Performance Achievements in 2019
The Company's successful effort to control costs while continuing to increase net revenues resulted in an increase in another increase in OIBDA year-on-year, by 11% at actual rates.

*	At actual rates.
In addition to the sustained improvements in OIBDA, the Company has made significant progress in reducing its indebtedness.
Accelerating Deleveraging
Beginning in 2018, the Company took a number of steps to pay down a significant portion of its long-term debt and related interest and guarantee fees in order to achieve a significant reduction in its indebtedness and cost of borrowing.
On January 31, 2019, and June 14, 2019, we repaid EUR 60.0 million (approximately US$ 68.9 million at January 31, 2019 rates) and EUR 40.0 million (approximately US$ 45.1 million at June 14, 2019 rates), respectively, of the outstanding principal amount of the 2021 Euro Loan. On September 23, 2019, we paid a further EUR 50.0 million (approximately US$ 54.9 million at September 23, 2019 rates) of the outstanding principal amount of the 2021 Euro Loan. The current outstanding principal amount on this loan of EUR 60.3 million (approximately US$ 67.8 million) represents the Company’s nearest maturity, in November 2021.
As a result of these repayments, the Company reduced the amount of senior long-term debt by more than 25%. As at December 31, 2019, the Company’s aggregate principal amount of senior debt outstanding was approximately US$ 590 million, compared to approximately US$780 million as at December 31, 2018 and US$ 1.1 billion as at December 31, 2017.

Index

	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Weighted average costs of borrowing	8.8%	7.3%	7.3%	6.0%	6.0%	5.0%	4.1%	3.5%	3.5%	3.6%	3.4%	3.4%	3.4%
Gross debt (including related payables) (in US$ millions)	1,051	1,065	1,150	1,128	1,155	1,123	943	821	812	730	694	611	628
The reduced leverage has resulted in an average cost of borrowing of 3.4% on the Company’s senior debt. Additionally, the Company’s continued improvements in financial performance and debt reduction contributed to a reduction in the Company’s net leverage ratio (as determined under the Reimbursement Agreement) to 2.4 times at the end of 2018, down from 3.5 times at the end of 2018 and 10.0 times at the end of 2014.
The Company's results in 2019 reflected continued success in the execution of its strategy.
Elements of Annual Compensation
The Compensation Committee reviews the Company’s executive compensation programs, covering Named Executive Officers and other members of senior management, on a regular basis. The annual compensation programs consist principally of base salary, an annual non-equity incentive award and long-term incentives, as set out below.
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
Annual Non-equity Incentive Plans
Executives, managers and other key employees are eligible to earn annual non-equity incentive awards under their employment agreements or in accordance with the Company’s compensation practices and guidelines. Award opportunities vary by position and level in the organization. Annual non-equity incentive plan award targets for management generally consist of quantitative targets based on the Company’s financial performance goals and qualitative individual performance targets. The split between the financial targets and individual performance targets varies based on the role and level of seniority of an employee in the Company, with specific targets and weightings intended to correlate with the role or responsibilities of the relevant member of management.

Index

Targets for the co-Chief Executive Officers are set by the Compensation Committee, and targets for the remaining Named Executive Officers are set by the co-Chief Executive Officers and recommended to the Compensation Committee for approval. In setting targets, the Compensation Committee’s approach is intended to have the Named Executive Officers be accountable for both the overall performance of the business and individual areas of responsibility in respect of key strategic or operational goals of the Company. In view of the Company’s capital structure, historically high levels of indebtedness and deleveraging strategy, the Compensation Committee has used OIBDA and unlevered free cash flow as key financial metrics for measuring management’s performance; they are among the key measures the Company uses to evaluate its performance on a Company-wide basis. Unlevered free cash flow is measured as free cash flow before the payment of interest or guarantee fees on the Company’s senior debt. Following repricing of the Company’s guarantee fees in March 2017 and April 2018, the Company pays all interest and related guarantee fees on its outstanding indebtedness in cash. In addition, the Company has used cash generated by the business to pay certain commitment and guarantee fees that were previously paid in kind. These cash payments are all reflected in free cash flow; accordingly, unlevered free cash flow best illustrates the cash generated by the Company’s operations.
The target non-equity incentive plan award Named Executive Officers are eligible to earn is equal to 100% of base salary. In addition, Named Executive Officers have the opportunity to earn up to 200% of base salary for exceeding target levels within a specified range. They are not entitled to earn any non-equity incentive compensation if specified threshold levels are not achieved. The target, maximum and threshold levels for 2019 are set out in “2019 Compensation Decisions - Annual Non-equity Incentive Plan Targets” below.
While performance targets form the basis for awarding non-equity incentive plan compensation, the Compensation Committee believes that judgment is also an important factor and the Compensation Committee can exercise discretion in determining awards. Accordingly, the Compensation Committee may take factors such as unexpected macroeconomic events or the impact of significant changes in strategy into consideration and may reasonably determine ranges or absolute numbers above or below which awards may be earned in respect of specific performance targets. The Compensation Committee may also award discretionary bonuses or establish other performance criteria for purposes of creating incentives for the achievement of specific objectives in addition to the annual incentive plans. The Compensation Committee did not award any discretionary bonuses to Named Executive Officers in 2019 and has not made any such discretionary bonus awards since 2013.
Long-Term Equity Incentive Programs
Long-term equity incentives are an important element of the Company’s compensation programs. They are the most effective way to link the interests of management and shareholders, and to incentivize management to strive for shareholder value creation. Prior to the Company’s entering into the Merger Agreement, the Compensation Committee, which administers the Company's 2015 Stock Incentive Plan, reviewed and approved annual grants of equity incentive awards to the Named Executive Officers as well as other senior employees. Such awards include time-based restricted stock units and performance-based restricted stock units (and previously included options). The types of awards granted and the levels have been determined on the basis of an individual’s position in the organization and reflect a number of other considerations, including the role the individual plays in setting and achieving long-term company goals, the overall dilution represented by equity grants and the cost of such grants as reflected in our financial statements.
The Compensation Committee has used time-based restricted stock units, which expose recipients to downside price risk, as the principal long-term incentive award. Beginning in 2015, the Compensation Committee introduced changes to the mix of long-term equity incentives awarded to Named Executive Officers under the Company's 2015 Stock Incentive Plan to include performance-based restricted stock units, initially pursuant to the 2015 LTIP (defined below) and currently pursuant to the 2019 LTIP (defined below).
The Compensation Committee’s first multi-year performance-based incentive program was implemented in 2015 (the “2015 LTIP”); and following the early termination of the 2015 LTIP on the completion of the sale of the Company’s Croatian operations in 2018, the Compensation Committee adopted a new multi-year performance-based incentive program (the “2019 LTIP”) and granted awards having similar vesting terms and conditions as the 2015 LTIP.
Under the 2019 LTIP, Named Executive Officers received a one-time award of performance-based restricted stock units. The corresponding award agreements provide for the vesting of those performance-based restricted stock units for the achievement of specified financial targets (OIBDA and unlevered free cash flow). 50% of the award can be earned for achieving a cumulative four-year OIBDA target and 50% for achieving a cumulative four-year unlevered free cash flow (UFCF) target, in each case measured at constant currency rate set in the Company’s 2019 budget.
The total payout opportunity ranges between 0% and 200% of the target award of performance-based restricted stock units for the achievement of cumulative OIBDA and unlevered free cash flow targets over the four-year performance period. Accordingly, if the actual cumulative OIBDA and the cumulative UFCF of the Company equals or exceeds the top end of the cumulative OIBDA target and the cumulative UFCF target ranges set in the 2019 LTIP over the measurement period, then participating employees would receive 200% of the target award. If the actual cumulative OIBDA or the cumulative UFCF of the Company is below the bottom end of the cumulative OIBDA target and the cumulative UFCF target ranges set in the 2019 LTIP, then none of the PRSUs would be earned in respect of that target. The payout opportunity for the achievement of results between the target and the maximum or the threshold is measured on a straight-line basis. In addition, Named Executive Officers have the opportunity to earn 25% of the target award following the second anniversary of the grant if a cumulative two-year target for both OIBDA and unlevered free cash flow are reached, and to earn 25% of the target award after the third anniversary of the grant if a cumulative three-year target for both OIBDA and unlevered free cash flow are reached. Any portion of the target award earned following the second or third anniversary is netted off any award earned at the end of the performance period.
In the event of the early termination of an LTIP, including as a result of a change of control such as the Merger, the cumulative OIBDA and unlevered cash flow achieved is measured on the basis of the actual results for each completed fiscal year and the target amount of OIBDA or unlevered free cash flow for any uncompleted fiscal year.
Use of Peer Group Companies
The Compensation Committee gives consideration to a peer group of companies when making certain decisions regarding compensation. The peer group may be used as an input for such compensation elements as base salary, equity incentives (including performance-based awards) and total direct compensation as well as to benchmark the competitiveness of the Company’s compensation plans.
The current peer group was developed in 2017 with independent compensation consultant Clearbridge Compensation Group ("Clearbridge") and senior management of the Company. The Compensation Committee sought the assistance of Clearbridge in adapting the peer group in light of the improved financial position of the Company and changes in the composition of the peer group then used by the Company. The current peer group consists of publicly traded companies primarily in the U.S. and Europe and was generally developed on the basis of the following selection criteria: (i) companies in industries or businesses similar to the Company and (ii) companies having a comparable size as the Company (based primarily on revenues and enterprise value). No changes were made to the peer group in 2019 other than the substitution of Nordic Entertainment Group AB for Modern Times Group MTG AG following the split of Nordic Entertainment Group from MTG and the exclusion of Tribune Media Company, which was acquired by Nexstar Media Group Inc.

Index

The following companies comprise the peer group:

Nexstar Media Group Inc.	The E.W. Scripps Company	Nordic Entertainment Group AB
Outfront Media Inc.	MSG Networks Inc.	Metropole Television S.A.
National CineMedia Inc.	Urban One Inc.	Atresmedia Corporación
Lamar Advertising Company	Entercom Communications Corp.	Mediaset Espana Communicacion, S.A.
Entravision Communications Corporation	Gray Television Inc.
In view of the fact that the Company has co-Chief Executive Officers, the Compensation Committee generally evaluates the compensation of each of them against the average compensation of the chief executive officer and the second highest paid executive of the peer group. Subsequent to a review conducted in 2017, the Compensation Committee determined the amount of long-term incentive plan compensation to be awarded to the co-Chief Executive Officers with regard for the median level of the average total direct compensation of the chief executive officer and second highest paid executive officer of the peer group of companies.
2019 Compensation Decisions
Overview
Set out below are the Compensation Committee’s key decisions for 2019 regarding compensation for the Named Executive Officers, including both decisions made as part of the annual review of the Company’s executive compensation programs and those made in connection with the Merger.
Annual Compensation Decisions
The Company’s regular compensation programs for Named Executive Officers provide for a higher proportion of variable compensation, including equity-based compensation, in total direct compensation. Such compensation, which is at-risk by being tied to performance, is intended to more closely align the interests of management and the shareholders and incentivize management toward achieving the performance goals of the Company and creating long-term value for shareholders.
We believe the financial results in 2019, as reflected in significant OIBDA growth and margin expansion and effective management of costs, affirm the Company’s ability to execute on its operating strategy. Significant free cash flow generation has allowed the Company to make further progress in reducing overall leverage and average cost of borrowing and significantly improve its balance sheet.
In 2019, variable compensation represented 75% of total direct compensation of our co-Chief Executive Officers in 2019 (adjusted as described below):

(a)	Annual Base Salary

(b)	Annual Non-Equity Incentive Award

(c)	Equity-based Awards (1)

(1) Includes a pro-rated portion of the target amount of performance-based restricted stock units under the 2019 LTIP (described above under “Elements of Compensation - Long-Term Equity Incentive Program”). Does not include the retention award under the retention award program implemented in connection with the Merger or the cash awards under the cash award agreement entered into in December 2019 (described below under “2019 Compensation Decisions - “Merger-related Compensation Decisions”.
Annual Base Salary
The Compensation Committee approved increases of 3% in the base salary of Named Executive Officers with effect from January 1, 2019.
After giving effect to the other adjustments described in the graph above, base salaries on average accounted for 26% of the total direct compensation of our Named Executive Officers in 2019. (Total direct compensation consists of base salary, non-equity incentive plan awards and annual equity incentives based on the grant value.)

Index

Annual Non-equity Incentive Plan Targets
In 2019, each Named Executive Officer was entitled to earn 75% of his non-equity incentive plan award for the achievement of quantitative financial targets based on the Company’s performance and 25% for the achievement of qualitative targets tied to individual performance. The quantitative targets consisted of Consolidated Budgeted OIBDA3 of US$ 242.2 million (with a weighting of 50%) and Budgeted Unlevered Free Cash Flow4 of US$ 166.7 million (with a weighting of 25%). Individual qualitative targets are based on achieving specific annual objectives, including business goals, completion of strategic initiatives, communications, and organizational and employee development.
Each of the Named Executive Officers was entitled to earn an award equal to 100% of target for the achievement of Consolidated Budgeted OIBDA, Budgeted Unlevered Free Cash Flow and individual performance targets, with the total opportunity to earn a non-equity incentive plan award ranging of between 0% and 200% of their annual base salary. If Consolidated Actual OIBDA5 reached US$ 252.2 million and Actual Unlevered Free Cash Flow6 reached US$ 176.7 million, each Named Executive Officer was entitled to earn an award of 200% of annual base salary. No Named Executive Officer was entitled to earn any amount in respect of Consolidated Budgeted OIBDA in the event Consolidated Actual OIBDA was less than US$ 232.2 million or in respect of Budgeted Unlevered Free Cash Flow in the event Actual Unlevered Free Cash Flow was less than US$ 156.7 million.
2019 Non-equity Incentive Plan Awards
Each of the co-Chief Executive Officers earned a non-equity incentive plan award for 2019 of US$ 1.9 million. The Company achieved Consolidated Actual OIBDA of US$ 268.0 million and Actual Unlevered Free Cash Flow of US$ 192.0 million, which exceeded the upper end of the range for earning a non-equity incentive plan award.7 The Compensation Committee determined that the individual performance targets had been achieved. In addition to considering the co-Chief Executive Officers’ roles in connection with the strategic review, the negotiation of the Merger Agreement and actions following the entry into the Merger Agreement, the Compensation Committee considered the individual accomplishments during 2019 that helped the Company make progress on its long-term strategic objectives, including the achievement of operating performance targets in the face of significant competition, further diversification of revenues through improved pricing in carriage fees and an expansion in the Company’s online offerings, successful implementation of cost savings and effectively controlling costs, and the utilization of strong cash flow generation for the repayment of approximately US$ 170.0 million of gross debt.
The Chief Financial Officer earned a non-equity incentive plan award for 2019 of US$ 1.2 million. The Company achieved the Consolidated Actual OIBDA and Actual Unlevered Free Cash Flow set out above, which exceeded the upper end of the range for earning a non-equity incentive plan award. The Compensation Committee determined that the individual performance targets had been achieved. The Compensation Committee considered the achievement of individual performance targets, which included playing a key role in the preparation and conduct of the strategic review that resulted in the proposed Merger, maintaining successful oversight of the Company’s financial reporting obligations and audit processes, contributing to the Company’s successful effort to further reduce its senior indebtedness and the Company’s leverage ratio, and introducing further improvements to the Company’s financial systems and processes for better budgeting and planning performance.
The General Counsel earned a non-equity incentive plan award for 2019 of US$ 1.2 million. The Company achieved the Consolidated Actual OIBDA and Actual Unlevered Free Cash Flow set out above, which exceeded the upper end of the range for earning a non-equity incentive plan award. The Compensation Committee also determined that the individual performance targets had been achieved, which included leading a team of internal and external legal counsel in the launch and conduct of the strategic review and negotiation of the Merger Agreement, providing effective advice to the co-Chief Executive Officers, the Board and its committees on the strategic review and its review and approval of the Merger as well as a number of related legal issues for the Company, overseeing the preparation of the proxy statement and convening of a special general meeting of the Company to approve the Merger, providing advice and assistance with respect to corporate, compliance and regulatory matters, and overseeing the internal compliance program, including to address relevant legislative and regulatory developments.
The Compensation Committee measured the achievement of financial targets against the results delivered by the Company in respect of such targets for 2019, translated at exchange rates used in the Company’s 2019 budget in order to exclude the impact of exchange rate movements on internal performance targets. We use this approach because we believe that incentive targets should measure the underlying results of the business and management should be encouraged to make decisions that drive long-term value creation rather than to address short-term currency fluctuations or short-term non-recurring items. The Compensation Committee measured the achievement of individual performance targets against actual performance of the business or based on Board-level assessments of the co-Chief Executive Officers and self-assessments by the other Named Executive Officer that are reviewed by the co-Chief Executive Officers, who make recommendations to the Compensation Committee.
After giving effect to the adjustments described in the graph above, non-equity incentive plan awards on average accounted for 51% of the total direct compensation of our Named Executive Officers in 2019.
Long-Term Equity Incentive Awards
The Compensation Committee elected to award time-based and performance-based restricted stock units to Named Executive Officers in 2019. These awards are consistent with the Compensation Committee’s objective of having a meaningful proportion of total compensation consist of equity-based compensation, which is designed to better align the interests of management with shareholders. The dates and values of the equity grants to Named Executive Officers are included in the “Grants of Plan-Based Awards” table below. Fifteen other employees were awarded time-based restricted stock units. The time-based awards vest in four equal instalments on each anniversary of the grant date.
At the end of 2018, the Compensation Committee adopted the 2019 LTIP (see “Elements of Compensation - Long-Term Equity Incentive Programs”). The Named Executive Officers were granted performance-based awards under the 2019 LTIP with vesting based on achieving four -year OIBDA and unlevered free cash flow targets beginning with the 2019 fiscal year. The dates and target values of these grants to Named Executive Officers are included in the “Stock Awards” table below.
3 Consolidated Budgeted OIBDA is equal to consolidated OIBDA based on the Company’s 2019 budget, translated at exchange rates used in the Company’s 2019 budget.
4 Budgeted Unlevered Free Cash Flow is free cash flow before the payment of interest or commitment and guarantee fees on the Company’s senior debt based on the Company’s 2019 budget, translated at exchange rates used in the Company’s 2019 budget.
5 Consolidated Actual OIBDA is equal to actual consolidated OIBDA in 2019, translated at exchange rates used in the Company’s 2019 budget.
6 Actual Unlevered Free Cash Flow is unlevered free cash flow in 2019, translated at exchange rates used in the Company’s 2019 budget.
7 Because of foreign exchange movements since the Company set its 2019 budget, the reported OIBDA and reported unlevered free cash flow of the Company differ from the Consolidated Actual OIBDA and Actual Unlevered Free Cash Flow, which are measured at budgeted exchange rates.

Index

After giving effect to the adjustments described in the graph above, equity incentive awards on average accounted for 23% of the total direct compensation of our Named Executive Officers in 2019.
Merger-related Compensation Decisions
The Compensation Committee recognized that entering into the Merger Agreement and the proposed Merger would give rise to challenges relating to retaining and incentivizing key employees, which included the extended time period that could be required to complete the proposed Merger, the significant amount of work associated with closing the Merger, and the uncertainty of working at a company facing a change of control as well as the issue of providing appropriate incentives in light of restrictions in the Merger Agreement on the use of equity for compensation.
Retention award program
After taking the foregoing into consideration, the Compensation Committee approved a transaction-related retention award program on October 26, 2019, to provide targeted cash incentives to certain employees, including the Named Executive Officers, to support the closing of the Merger, the continued focus on the delivery of strong operating results and the retention of key employees.
Under the retention award program, each Named Executive Officer has the opportunity to earn a cash award on the closing of the Merger. In addition, Named Executive Officers may be entitled to the award in the event of termination of employment prior to the closing in certain circumstances, subject to the closing of the Merger occurring, as well as in the event the Merger Agreement is terminated. (See “Potential Payments upon Termination or a Change of Control” below.)
Cash-award agreement
In view of the restriction on issuing further equity-based compensation during the pendency of the Merger, on December 3, 2019, the Compensation Committee authorized cash awards in lieu of previous annual grants of restricted stock units. This cash award program allows for annual total direct compensation to be maintained at a level similar to the period before the Company entered into the Merger Agreement, with the amount earned being subject to similar payment terms as time-based restricted stock units. The Named Executive Officers are entitled to earn a cash award that generally corresponds in value to the most recent grant of time-based restricted stock units. These cash awards will be payable in cash in four equal instalments on each anniversary of the grant date, except where such awards are accelerated or forfeited pursuant to the terms of the corresponding cash award agreement. (See “Potential Payments upon Termination or a Change of Control” below.)
Other Compensation Practices and Policies
Executive Compensation Recoupment
The Company has a policy that permits the Compensation Committee to seek recovery of payments of incentive plan compensation awards and bonuses of Named Executive Officers and certain other covered senior executives if the Company is required to restate its financial statements (other than due to a change in accounting rules) or if the performance results leading to a payment of incentive compensation are subject to a material downward adjustment. For purposes of this policy, payment of incentive compensation includes awards of equity compensation under the Company’s 2015 Stock Incentive Plan. Under this policy, the Compensation Committee has discretion to determine what action it believes is appropriate, which may include recovery or cancellation of all or a portion of incentive payments, and may consider a number of factors in determining whether to seek recovery, including the degree of responsibility of a covered executive, the amount of excess compensation paid, the costs associated with recovery of compensation, applicable law and other actions the Company or third parties have taken.
Stock Ownership Guidelines and Policies on Hedging and Pledges
We encourage stock ownership by executives and directors but do not have formal stock ownership guidelines. Under the Company’s insider trading policy, officers, directors, employees and their related persons may not (i) trade in options, warrants, puts and calls or similar instruments on the Company’s shares of Class A Common Stock and other securities, (ii) sell such shares short, (iii) purchase any securities of the Company on margin, or (iv) purchase or use any financial instruments designed to hedge changes in the market value of the Company's securities. The insider trading policy also requires executives and directors to pre-clear pledges of shares and restricts the ability of executives and directors to pledge shares while they are in possession of material inside information.
Severance
As is customary in our markets, all of our Named Executive Officers have employment agreements with us or one of our subsidiaries and these agreements provide for compensation in the event of involuntary termination (other than for cause) and for voluntary termination by Named Executive Officers for certain material breaches by the Company. These termination payments, which are typically defined by local practice and are generally derived from the notice period or term of the relevant employment agreement, were negotiated with each Named Executive Officer individually and do not conform to a single policy. The basis for and value of these termination payments is further described and quantified under “Potential Payments Upon Termination or Change of Control” below.
Compensation Committee Consultants
In 2014, the Compensation Committee retained Clearbridge to serve as an independent advisor on executive compensation matters as well as on compensation plans or programs that are subject to the review or approval of the Compensation Committee. Clearbridge was retained by, and reports directly to, the Compensation Committee and the Compensation Committee has the sole authority to retain and terminate Clearbridge and to approve the terms of its retention and fees. The Compensation Committee has assessed the independence of Clearbridge and believes that Clearbridge is independent. All of the work performed by Clearbridge has been at the request of the Compensation Committee. Clearbridge has continued to provide ad hoc advice and recommendations to the Compensation Committee on the Company’s compensation programs from time to time.

Index

Role of Executives in Establishing Compensation
The co-Chief Executive Officers, the Chief Financial Officer, the General Counsel and other members of senior management have participated in the development and implementation of certain executive compensation programs, particularly the establishment of targets for annual incentives and the development of long-term equity incentive programs. The Compensation Committee is responsible for approving targets and the achievement of incentive compensation for the Named Executive Officers. Incentive compensation for other managers and key employees is set in accordance with the Company’s management compensation policy guidelines (as amended, the “Management Compensation Policy Guidelines”). The Management Compensation Policy Guidelines and amendments to it are reviewed by the co-Chief Executive Officers and submitted to the Compensation Committee for its review or approval. Certain executives, including the co-Chief Executive Officers, may be invited to attend meetings of the Compensation Committee to discuss Company compensation programs; in addition, the General Counsel may be invited to attend meetings in his capacity as Company Secretary. While these executives may be asked to provide input and perspective, only Compensation Committee members vote on executive compensation matters. These decisions take place when no members of management are in attendance.
Compensation Risk Assessment
In establishing and reviewing executive compensation in annual compensation programs and the retention award program implemented in connection with the Merger, the Compensation Committee believes that executive compensation has been designed and allocated in a manner that does not encourage excessive risk-taking by management that may harm the value of the Company, reward poor judgment or is reasonably likely to have a material adverse effect on the Company.
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
In that regard, the Compensation Committee believes that a number of aspects of the Company’s compensation programs substantially mitigate the potential for excessive risk-taking. First, the Compensation Committee believes the annual budgeting process results in the establishment of annual targets that are based on a longer-term strategic vision for the Company and sustainable value creation. Second, having multiple targets that serve different goals mitigates the risk that certain Company performance objectives will be achieved (e.g., audience share or market share leadership) at the expense of others (e.g., controlling costs and generating positive free cash flow) and having to achieve a threshold level of Consolidated Budgeted OIBDA and Budgeted Unlevered Free Cash Flow in order to earn a non-equity incentive plan award limits the amount of such awards that can be earned in the event of poor overall Company performance. This encourages management to focus on revenue generation that is sustainable and profitable. Third, rewarding Named Executive Officers substantially on the basis of achieving Company-wide targets ensures that they are focused on the performance of the Company as a whole. While rewarding senior executives of the Company's operating segments for operating performance may result in risk taking, their targets have also been designed to serve different goals, which mitigate this potential risk. Moreover, provisions in our Management Compensation Policy Guidelines that permit senior executives to be rewarded for qualitative performance reasons can reduce the influence of formulae in the determination of quantitative performance awards. Fourth, long-term value creation and the pursuit of the Company’s strategic goals are fostered by the performance-based awards, which are earned by Named Executive Officers for delivering anticipated financial performance over a multi-year period, as well as by the retention award program implemented in connection with the Merger. Finally, we can seek to recoup incentive compensation under the Executive Compensation Recoupment Policy.
The Compensation Committee continues to believe that an appropriate balance of compensation elements will support the achievement of competitive revenues and earnings in variable economic and industry conditions without undue risk.
Equity Granting Policy
Recognizing the importance of adhering to appropriate practices and procedures when granting equity awards, our equity granting policy incorporates the following practices:

•	Decisions to award equity grants should only be taken during a period when trading in our shares is permitted in accordance with the Company's Insider Trading Policy.

•
All grants to Section 16 officers, including grants to new hires, must be approved at a meeting of the Compensation Committee, including telephonic meetings, and may not occur through action by unanimous written consent.

•
The grant date of any equity award approved at a meeting of the Compensation Committee shall be the date of such meeting or, in connection with an anticipated hire or an award to be granted in several instalments, a future date established by the Compensation Committee at such meeting, subject to employment commencing.

•	The exercise price for all option awards shall not be less than the closing price of the Company's shares on the date of grant.
Say-on-Pay Proposals
At the Company’s 2017 Annual General Meeting, shareholders voted on an advisory proposal as to the frequency with which the Company should conduct an advisory vote on executive compensation (a “say-on-pay proposal”). At that meeting, 66.6% of votes cast were in favor of holding such a vote once every three years and the Company intends at present to hold such vote every three years. At the 2017 Annual General Meeting, shareholders had an opportunity to cast an advisory vote on executive compensation as disclosed in the 2017 proxy statement and 68.0% of the votes cast were in favor of the proposal. In considering the results of this advisory vote, the Compensation Committee regards the successful turnaround implemented by the co-Chief Executive Officers and the noteworthy progress since 2014 to restore and improve the operating and financial performance of the Company - including the reduction in the Company’s overall leverage ratio from 10.0 times at the end of 2014 to 2.4 times at the end of 2019 and the improvement in free cash flow generation from US$ (93.8) million for 2014 to US$ 161.4 million for 2019 - as significant achievements. The Compensation Committee believes that the goals of achieving a sustainable leverage ratio and steady growth in free cash flow generation have been appropriate goals for the co-Chief Executive Officers as measures of the performance of the business, particularly under the challenging circumstances the Company faced when the co-Chief Executive Officers joined. The Company will continue to evaluate the outcome of say-on-pay votes when making future compensation decisions for Named Executive Officers.
In addition, the Company’s non-binding, advisory vote on compensation that may be paid or become payable to the Named Executive Officers in connection with the proposed Merger was approved at the special general meeting of shareholders held on February 27, 2020, with 90.6% of the votes cast in favor of this proposal.

Index

Impact of Tax and Accounting on Compensation Decisions
As a general matter, the Compensation Committee gives due regard to the various tax and accounting implications of compensation vehicles employed by us. When determining amounts of long-term incentive compensation to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Accounting Standards Codification 718, “Compensation - Stock Compensation” (“ASC 718”), grants of stock options, restricted stock and restricted stock units permitted pursuant to the 2015 Stock Incentive Plan result in an accounting charge. The accounting charge is equal to the fair value of the number of instruments being issued that are expected to vest. For stock options, the cost is equal to the fair value of the option on the date of grant using a Black-Scholes option pricing model multiplied by the number of options that are expected to vest. For restricted stock or restricted stock units, the cost is equal to the fair value of the stock on the date of grant multiplied by the number of shares or units granted that are expected to vest. This expense is amortized over the requisite service or vesting period.
The Compensation Committee also considers the tax implications of its programs, both to the Company and to the participants. It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard. However, the Compensation Committee believes that compensation and benefits decisions should be primarily driven by the needs of the business rather than by tax policy. Therefore, the Compensation Committee may make pay decisions that result in certain tax inefficiencies.
Compensation Committee Report
We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Form 10-K.
Members of the Compensation Committee:
John K. Billock
Parm Sandhu
Kelli Turner

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has been an officer of the Company or of any of our subsidiaries or had any relationship with us other than serving as a director. In addition, none of our executive officers served as a director or member of the compensation committee of any other entity one of whose executive officers serves as one of our directors or as a member of the Compensation Committee. The members of the Compensation Committee do not have any relationship that is required to be disclosed under this caption pursuant to SEC rules and regulations. There were no interlocks or other relationships among our executive officers and directors.

Index

Summary Compensation Table
The following table summarizes all plan and non-plan compensation awarded to, earned by, or paid to the Company’s co-Chief Executive Officers, the Chief Financial Officer and the General Counsel, who were the only executive officers who served in such capacities on December 31, 2019 (collectively, the “Named Executive Officers”), for services rendered while such person was serving as a Named Executive Officer for our last three fiscal years. No non-qualified deferred compensation, bonuses or pension benefits were awarded to any Named Executive Officer in 2019, 2018 or 2017. Amounts of salary, non-equity incentive plan compensation and all other compensation earned by each Named Executive Officer in a currency other than U.S. dollars have been translated using the average exchange rate for 2019, 2018 or 2017, as applicable.

	Year	Salary (US$)	Stock Awards (US$) (1)	Option Awards (US$) (1)	Non-Equity Incentive Plan Compensation (US$) (2)	All Other Compensation (US$)		Total Compensation (US$)
Michael Del Nin co-Chief Executive Officer	2019	967,000	849,004	—	1,934,000	119,965	(3)	3,869,969
	2018	938,000	1,883,204	—	1,876,000	136,292	(4)	4,833,496
	2017	910,000	800,024	—	1,820,000	120,391	(5)	3,650,415
Christoph Mainusch co-Chief Executive Officer	2019	967,000	849,004	—	1,934,000	88,950	(6)	3,838,954
	2018	938,000	1,883,204	—	1,876,000	92,163	(7)	4,789,367
	2017	910,000	800,024	—	1,820,000	84,629	(8)	3,614,653
David Sturgeon Chief Financial Officer	2019	580,000	297,007	—	1,160,000	122,982	(9)	2,159,989
	2018	546,000	711,685	—	1,092,000	121,922	(10)	2,471,607
	2017	530,000	280,012	—	1,060,000	137,219	(11)	2,007,231
Daniel Penn General Counsel	2019	586,000	372,012	—	1,172,000	30,420	(12)	2,160,432
	2018	552,000	890,615	—	1,104,000	16,965	(13)	2,563,580
	2017	536,000	350,017	—	1,072,000	12,593	(14)	1,970,610

(1)
These amounts reflect aggregate grant date fair value of restricted stock units and options granted during the fiscal years ended December 31, 2019, 2018 and 2017 under the 2015 Stock Incentive Plan and the Amended and Restated Stock Incentive Plan, as applicable, in accordance with ASC 718. Stock awards for 2018 comprise time-based restricted stock unit awards as well as performance-based restricted stock units awarded on the termination of the 2015 LTIP and the target amount of performance-based restricted stock units awarded under the 2019 LTIP. Assumptions used in the calculation of the aggregate grant date fair value are included in Part II, Item 8, Note 17 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	Information in respect of non-equity incentive plan awards is summarized below for each Named Executive Officer.

(3)	Represents US$ 43,032 for school fees, US$ 20,229 for tax return preparation fees, US$ 30,000 for ground transportation, and US$ 26,704 for health and life insurance benefits.

(4)	Represents US$ 45,736 for school fees, US$ 31,910 for tax return preparation fees, US$ 30,000 for ground transportation, and US$ 28,646 for health and life insurance benefits.

(5)	Represents US$ 42,513 for school fees, US$ 31,255 for tax return preparation fees, US$ 30,000 for ground transportation, and US$ 16,623 for health and life insurance benefits.

(6)	Represents US$ 33,354 for health and life insurance benefits, US$ 30,000 for ground transportation, US$ 17,556 for school fees and US$ 8,040 for tax return preparation fees.

(7)	Represents US$ 33,710 for health and life insurance benefits, US$ 30,000 for ground transportation, US$ 17,890 for school fees and US$ 10,563 for tax return preparation fees.

(8)	Represents US$ 30,000 for ground transportation, US$ 20,567 for school fees, US$ 26,473 for health and life insurance benefits and US$ 7,589 for tax return preparation fees.

(9)	Represents US$ 74,512 for school fees, US$ 28,858 for health and life insurance benefits, US$ 18,000 for ground transportation and US$ 1,612 for tax return preparation fees.

(10)	Represents US$ 76,514 for school fees, US$ 25,696 for health and life insurance benefits, US$ 18,000 for ground transportation and US$ 1,712 for tax return preparation fees.

(11)	Represents US$ 93,885 for school fees, US$ 23,695 for health and life insurance benefits, US$ 18,000 for ground transportation and US$ 1,639 for tax return preparation fees.

(12)	Represents health and life insurance benefits of US$ 15,958 and US$ 14,462 for tax return preparation fees.

(13)	Represents health and life insurance benefits of US$ 11,060 and relocation costs of US$ 5,905.

(14)	Represents health and life insurance benefits.

Index

Michael Del Nin
Mr. Del Nin has served as co-Chief Executive Officer since September 16, 2013 and is compensated pursuant to an amended and restated employment agreement dated December 21, 2017 (as amended) with CME Media Services Limited, a wholly owned subsidiary of the Company. From January 1, 2020, Mr. Del Nin is entitled to receive an annual salary of US$ 996,000.
In 2019, Mr. Del Nin earned a non-equity incentive plan award of US$ 1.9 million based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Mr. Del Nin earned awards of US$ 1.9 million in 2018 and US$ 1.8 million in 2017 for the achievement of performance targets set by the Compensation Committee for those years.
Mr. Del Nin’s employment agreement provides for a ground transportation allowance as well as medical, disability and life insurance benefits. See footnotes (3) to (5) of the Summary Compensation Table for additional information on his compensation. Mr. Del Nin’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.
Christoph Mainusch
Mr. Mainusch has served as co-Chief Executive Officer since September 16, 2013 and is compensated pursuant to an amended and restated employment agreement dated December 21, 2017 (as amended) with CME Media Services Limited. From January 1, 2020, Mr. Mainusch is entitled to receive an annual salary of US$ 996,000.
In 2019, Mr. Mainusch earned a non-equity incentive plan award of US$ 1.9 million based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Mr. Mainusch earned awards of US$ 1.9 million in 2018 and US$ 1.8 million in 2017 for the achievement of performance targets set by the Compensation Committee for those years.
Mr. Mainusch’s employment agreement provides for a ground transportation allowance as well as medical, disability and life insurance benefits. See footnotes (6) to (8) of the Summary Compensation Table for additional information on his compensation. Mr. Mainusch’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.
David Sturgeon
Mr. Sturgeon has served as Chief Financial Officer since June 5, 2014 and is compensated pursuant to an amended and restated employment agreement dated December 21, 2017 (as amended) with CME Media Services Limited. From January 1, 2020, Mr. Sturgeon is entitled to receive an annual salary of US$ 580,000.
In 2019, Mr. Sturgeon earned a non-equity incentive plan award of US$ 1.2 million based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Mr. Sturgeon earned a non-equity incentive plan award of US$ 1.1 million in 2018 and US$ 1.1 million in 2017 for the achievement of performance targets set by the Compensation Committee for those years.
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
Daniel Penn
Mr. Penn has served as General Counsel since May 1, 2004 and is compensated pursuant to an amended and restated employment agreement dated December 21, 2017 (as amended) with CME Media Services Limited. From January 1, 2020, Mr. Penn is entitled to receive an annual salary of US$ 586,000.
In 2019, Mr. Penn earned a non-equity incentive plan award of US$ 1.2 million based on meeting quantitative and qualitative performance targets described in the Compensation Discussion and Analysis section above. Mr. Penn earned a non-equity incentive plan award of US$ 1.1 million in 2018 and US$ 1.1 million in 2017 for the achievement of performance targets set by the Compensation Committee for those years.
Mr. Penn’s employment agreement provides for medical, disability and life insurance benefits. See footnotes (12) and (13) of the Summary Compensation Table for additional information on his compensation. Mr. Penn’s employment agreement also contains non-competition provisions applicable for a 12-month period following termination, a covenant regarding corporate opportunities and a prohibition on the use of confidential information.

Index

Grants of Plan Based Awards
The following table sets forth information with respect to non-equity incentive plan and stock awards granted to the Named Executive Officers during the fiscal year ended December 31, 2019. No Named Executive Officer was granted a non-equity incentive plan award in 2019 whose payout would be earned in whole or in part in a future year. Foreign currency amounts in the table below have been translated using the average exchange rate for the year ended December 31, 2019.

	Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)		Restricted Stock Awards (2)		Grant Date Fair Value of Stock and Option Awards (US$) (3)
	Target (US$)	Maximum (US$)	Number of Shares of Stock or Units	Grant Date
Michael Del Nin	967,000	1,934,000	239,156	March 4, 2019	849,004
Christoph Mainusch	967,000	1,934,000	239,156	March 4, 2019	849,004
David Sturgeon	580,000	1,160,000	83,664	March 4, 2019	297,007
Daniel Penn	586,000	1,172,000	104,792	March 4, 2019	372,012

(1)
Calculated using the criteria set out in “2019 Compensation Decisions - 2019 Non-Equity Incentive Plan Awards" in the Compensation Discussion and Analysis section of this proxy statement. Named Executive Officers are entitled to receive the target payout of their awards if the targets are achieved and the maximum payout if the targets are exceeded as set forth in the Compensation Discussion and Analysis section. There are no threshold amounts payable to Named Executive Officers if minimum target levels are not achieved.

(2)	Consists of grants of time-based restricted stock units.

(3)
Grant date fair value was determined using the methodology provided by ASC 718. For a discussion of the assumptions underlying the valuation of employee stock compensation, see Part II, Item 8, Note 17 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Index

Outstanding Equity Awards at December 31, 2019
The following tables set forth information with respect to restricted stock units and options of the Named Executive Officers outstanding at December 31, 2019.
For information regarding the treatment of the equity awards granted to the Named Executive Officers following a termination of their employment or upon a change of control of the Company, see “Potential Payments Upon Termination or Change of Control”. For additional information regarding the treatment of the equity awards on the closing of the Merger, see the proxy statement of the Company related to the special general meeting of shareholders filed with the SEC on January 10, 2020.

	Stock Awards
	Grant date	Number of Units of Stock that have not Vested (1)	Market Value of Units of Stock that have not Vested (US$) (1) (2)	Equity Incentive Plan Awards: Number of unearned Units that have not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of unearned Units that have not Vested (US$) (2) (3)
Michael Del Nin	March 7, 2016	20,326	92,077	—	—
	March 7, 2017	64,518	292,267	—	—
	June 5, 2017	48,782	220,982	—	—
	March 5, 2018	140,457	636,270	—	—
	December 4, 2018	—	—	156,740	710,032
	March 4, 2019	239,156	1,083,377

Christoph Mainusch	March 7, 2016	20,326	92,077	—	—
	March 7, 2017	64,518	292,267	—	—
	June 5, 2017	48,782	220,982	—	—
	March 5, 2018	140,457	636,270	—	—
	December 4, 2018	—	—	156,740	710,032
	March 4, 2019	239,156	1,083,377

David Sturgeon	March 7, 2016	8,131	36,833	—	—
	March 7, 2017	20,968	94,985		—
	June 5, 2017	18,294	82,872	—	—
	March 5, 2018	49,092	222,387	—	—
	December 4, 2018	—	—	62,696	284,013
	March 4, 2019	83,664	378,998

Daniel Penn	March 7, 2016	10,163	46,038	—	—
	March 7, 2017	24,194	109,599	—	—
	June 5, 2017	24,392	110,496	—	—
	March 5, 2018	61,536	278,758	—	—
	December 4, 2018	—	—	78,372	355,025
	March 4, 2019	104,792	474,708

(1)
Consists of grants of time-based restricted stock units. These awards vest in four equal instalments on anniversary of the grant date, except where forfeited or accelerated in accordance with the corresponding award agreement.

(2)	The market value of unvested units is equal to the product of the number of unvested units and the closing price of our Class A Common Stock on December 31, 2019.

(3)
Consists of performance-based restricted stock units. Restricted stock units with performance-based vesting are eligible for vesting in accordance with the performance criteria of the 2019 LTIP described in the Compensation Discussion and Analysis Section above under "Elements of Compensation - Long-term Equity Incentive Programs".

Index

	Option Awards
	Grant date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (US$)	Option Expiration Date
Michael Del Nin	June 2, 2015	500,000	—	2.29	June 1, 2025
	March 7, 2016	96,420	32,140	2.46	March 6, 2026

Christoph Mainusch	June 2, 2015	500,000	—	2.29	June 1, 2025
	March 7, 2016	96,420	32,140	2.46	March 6, 2026

David Sturgeon	June 2, 2015	200,000	—	2.29	June 1, 2025
	March 7, 2016	38,568	12,856	2.46	March 6, 2026

Daniel Penn	June 2, 2015	250,000	—	2.29	June 1, 2025
	March 7, 2016	48,210	16,070	2.46	March 6, 2026
Stock Vested
Set out below is information regarding time-based restricted stock units that vested during the fiscal year ended December 31, 2019. No performance-based restricted stock units vested and no options held by a Named Executive Officer were exercised during the year ended December 31, 2019.

	Stock Vested
	Grant Date	Number of Shares of Stock Acquired upon Vesting of Units	Market Value of Units of Stock that have Vested (US$) (1)
Michael Del Nin	March 13, 2015	18,727	66,294
	March 7, 2016	20,326	70,938
	March 7, 2017	32,259	112,584
	June 5, 2017	24,391	95,613
	March 5, 2018	46,819	169,017

Christoph Mainusch	March 13, 2015	18,727	66,294
	March 7, 2016	20,326	70,938
	March 7, 2017	32,259	112,584
	June 5, 2017	24,391	95,613
	March 5, 2018	46,819	169,017

David Sturgeon	March 13, 2015	7,491	26,518
	March 7, 2016	8,131	28,377
	March 7, 2017	10,484	36,589
	June 5, 2017	9,147	35,856
	March 5, 2018	16,364	59,074

Daniel Penn	March 13, 2015	9,364	33,149
	March 7, 2016	10,163	35,469
	March 7, 2017	12,097	42,219
	June 5, 2017	12,196	47,808
	March 5, 2018	20,512	74,048

(1)
The market value of units of stock that have vested was determined by multiplying the number of units of stock that vested by the closing price of our Class A Common Stock on the date such stock was vested.

Index

Potential Payments upon Termination or a Change of Control
Set out below is information reflecting compensation that may be payable to each of the Named Executive Officers in the event of the voluntary termination, involuntary termination (other than for cause) of such Named Executive Officer’s employment or following a change of control. The payments that Named Executive Officers would receive following termination (either in the absence of or following a change of control of the Company) or in the event of a change of control of the Company are generally governed by their employment agreement, their equity award agreements, their cash award agreements and the retention award program implemented in connection with the Merger. For purposes hereof, a “change of control” refers to certain corporate transactions or other events (including the Merger, an amalgamation or merger where the beneficial owners of the Company hold less than 50% of the voting power of the surviving entity and a sale of substantially all of the assets of the Company) as set forth in the 2015 Stock Incentive Plan or the Company’s award agreements that are customarily regarded as a change of control and excludes certain capital transactions involving AT&T Inc.
The amounts shown below assume that such termination or change of control was effective as of December 31, 2019. The amounts do not include non-equity incentive plan compensation for any Named Executive Officers actually awarded in respect of the year ended December 31, 2019 (which is reflected in the Summary Compensation Table) or accrued vacation days.
Values of restricted stock unit are calculated using the closing price of shares of our Class A Common Stock on December 31, 2019, and the number of performance-based restricted stock units do not reflect actual performance against the 2019 LTIP for the year ended December 31, 2019 but are based on target performance for the four-year performance period. Option values are calculated based on the difference between the closing price of shares of our Class A Common Stock on December 31, 2019 and the exercise price of such options.
The numbers presented below are for illustrative purposes. Actual amounts that may be payable or will be paid can only be determined at the time of separation of a Named Executive Officer from the Company.
Michael Del Nin
Payments under employment agreement
Mr. Del Nin has an employment agreement for an indefinite term. Pursuant to Mr. Del Nin’s employment agreement, we may terminate his employment at any time without cause. Mr. Del Nin may terminate his employment agreement in the event of certain uncured material breaches by us, which following a change of control also include specified changes in the composition of the Board of Directors of the Company as well as the expiration of a six-month period following such change of control (“Good Reason”). If we give notice of termination to Mr. Del Nin (other than for cause) or if he terminates for Good Reason, the Company shall make a payment equal to (i) two times his annual salary and (ii) two times the average non-equity incentive plan award paid to him for the two years prior to such termination. Assuming a termination date of December 31, 2019, Mr. Del Nin would be entitled to receive US$ 5.7 million, subject to deductions for social insurance and other withholdings.
Mr. Del Nin may also terminate his employment at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Assuming we elect to make payment in lieu of notice for the entire notice period and a termination date of December 31, 2019, Mr. Del Nin would be entitled to receive US$ 967,000, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Del Nin’s employment due to cause, he is not entitled to receive any additional remuneration.
Equity
If we give notice of termination to Mr. Del Nin (other than for cause) or if he terminates for Good Reason, all time-based equity awards granted to Mr. Del Nin would vest and become immediately exercisable. In addition, any performance conditions for performance-based restricted stock units shall lapse and an amount of performance restricted stock units calculated pursuant to the underlying award agreement would vest.
If Mr. Del Nin terminates for other than Good Reason, all restricted stock units and unvested options awarded to Mr. Del Nin shall immediately terminate on the date of such termination. Any options issued to Mr. Del Nin that have vested as of the date of such termination may be exercised for a period of three months following such termination date.
In the event we terminate Mr. Del Nin’s employment due to cause, all vested but unexercised and unvested options granted to him shall immediately terminate.
In the event of a change of control, all equity awards granted to Mr. Del Nin would vest and options would become immediately exercisable pursuant to Mr. Del Nin's equity award agreements.
On December 31, 2019, the value of all unvested equity awards granted to Mr. Del Nin (including performance-based restricted stock units calculated at target performance) was US$ 3,035,005 and the value of all vested options was US$ 1,319,589.
Cash award agreement
If we give notice of termination to Mr. Del Nin (other than for cause) or if he terminates for Good Reason, any amount not yet paid under the cash award agreement would become immediately payable. If Mr. Del Nin terminates for other than Good Reason or we terminate Mr. Del Nin’s employment due to cause, Mr. Del Nin will not be entitled to any further payments under the cash award agreement after the date of such termination.
In the event of a change of control, any amount not yet paid under the cash award agreement would become immediately payable.
On December 31, 2019, the value of the cash award not yet paid to Mr. Del Nin was US$ 1.4 million.
Retention award agreement
At the time of a closing of the Merger, the entire amount of the retention award would become immediately payable.
If we give notice of termination to Mr. Del Nin (other than for cause) or if he terminates for Good Reason prior to a change of control, Mr. Del Nin would be entitled to receive the retention award at the time the Merger closes. If Mr. Del Nin terminates for other than Good Reason or we terminate Mr. Del Nin’s employment due to cause, Mr. Del Nin shall not be entitled to the retention award after the date of such termination.
Assuming the Merger occurred on December 31, 2019, Mr. Del Nin would be entitled to receive US$ 2.2 million, subject to deductions for social insurance and other withholdings.

Index

Christoph Mainusch
Payments under employment agreement
Mr. Mainusch has an employment agreement for an indefinite term. Pursuant to Mr. Mainusch’s employment agreement, we may terminate his employment at any time without cause. Mr. Mainusch may terminate his employment agreement for Good Reason. If we give notice of termination to Mr. Mainusch (other than for cause) or if he terminates for Good Reason, the Company shall make a payment equal to (i) two times his annual salary and (ii) two times the average non-equity incentive plan award paid to him for the two years prior to such termination. Assuming a termination date of December 31, 2019, Mr. Mainusch would be entitled to receive US$ 5.7 million, subject to deductions for social insurance and other withholdings.
Mr. Mainusch may also terminate his employment at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Assuming we elect to make payment in lieu of notice for the entire notice period and a termination date of December 31, 2019, Mr. Mainusch would be entitled to receive US$ 967,000, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Mainusch’s employment due to cause, he is not entitled to receive any additional remuneration.
Equity
If we give notice of termination to Mr. Mainusch (other than for cause) or if he terminates for Good Reason, all time-based equity awards granted to Mr. Mainusch would vest and become immediately exercisable. In addition, any performance conditions for performance-based restricted stock units shall lapse and an amount of performance restricted stock units calculated pursuant to the underlying award agreement would vest.
If Mr. Mainusch terminates for other than Good Reason, all restricted stock units and unvested options awarded to Mr. Mainusch shall immediately terminate on the date of such termination. Any options issued to Mr. Mainusch that have vested as of the date of such termination may be exercised for a period of three months following such termination date.
In the event we terminate Mr. Mainusch’s employment due to cause, all vested but unexercised and unvested options granted to him shall immediately terminate.
In the event of a change of control, all equity awards granted to Mr. Mainusch would vest and options would become immediately exercisable pursuant to Mr. Mainusch’s equity award agreements.
On December 31, 2019, the value of all unvested equity awards granted to Mr. Mainusch (including performance-based restricted stock units calculated at target performance) was US$ 3,035,005 and the value of all vested options was US$ 1,319,589.
Cash award agreement
If we give notice of termination to Mr. Mainusch (other than for cause) or if he terminates for Good Reason, any amount not yet paid under the cash award agreement would become immediately payable. If Mr. Mainusch terminates for other than Good Reason or we terminate Mr. Mainusch’s employment due to cause, Mr. Mainusch will not be entitled to any further payments under the cash award agreement after the date of such termination.
In the event of a change of control, any amount not yet paid under the cash award agreement would become immediately payable.
On December 31, 2019, the value of the cash award not yet paid to Mr. Mainusch was US$ 1.4 million.
Retention award agreement
At the time of a closing of the Merger, the entire amount of the retention award would become immediately payable.
If we give notice of termination to Mr. Mainusch (other than for cause) or if he terminates for Good Reason prior to a change of control, Mr. Mainusch would be entitled to receive the retention award at the time the Merger closes. If Mr. Mainusch terminates for other than Good Reason or we terminate Mr. Mainusch’s employment due to cause, Mr. Mainusch shall not be entitled to the retention award after the date of such termination.
Assuming the Merger occurred on December 31, 2019, Mr. Mainusch would be entitled to receive US$ 2.0 million, subject to deductions for social insurance and other withholdings.
David Sturgeon
Payments under employment agreement
Mr. Sturgeon has an employment agreement for an indefinite term. We may terminate Mr. Sturgeon’s employment without cause on 12 months’ notice. Mr. Sturgeon may terminate his employment for Good Reason. If we give notice of termination to Mr. Sturgeon (other than for cause) or Mr. Sturgeon terminates for Good Reason, the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Sturgeon is also entitled to payment of an amount consisting of (i) his target annual non-equity incentive plan award and (ii) his annual target non-incentive plan award pro-rated to the termination date. Assuming a termination date of December 31, 2019, Mr. Sturgeon would be entitled to receive US$ 1.2 million, subject to deductions for social insurance and other withholdings. Mr. Sturgeon is also entitled to medical and dental insurance for a period of 12 months following termination.
Mr. Sturgeon may also terminate his employment at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Sturgeon is also entitled to any earned but unpaid non-equity incentive plan awards. Assuming we elect to make payment in lieu of notice for the entire notice period and a termination date of December 31, 2019, Mr. Sturgeon would be entitled to receive US$ 580,000, subject to deductions for social security and other withholdings.
In the event we terminate Mr. Sturgeon’s employment due to cause, he is not entitled to receive any additional remuneration.
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

Index

In the event of a change of control, all restricted stock units and options granted to Mr. Sturgeon would vest and become immediately exercisable pursuant to Mr. Sturgeon’s equity award agreements.
On December 31, 2019, the value of all unvested equity awards granted to Mr. Sturgeon (including performance-based restricted stock units calculated at target performance) was US$ 1,100,088 and the value of all vested options was US$ 527,836.
Cash award agreement
If we give notice of termination to Mr. Sturgeon (other than for cause) or if he terminates for Good Reason, any amount not yet paid under the cash award agreement would become immediately payable. If Mr. Sturgeon terminates for other than Good Reason or we terminate Mr. Sturgeon’s employment due to cause, Mr. Sturgeon will not be entitled to any further payments under the cash award agreement after the date of such termination.
In the event of a change of control, any amount not yet paid under the cash award agreement would become immediately payable.
On December 31, 2019, the value of the cash award not yet paid to Mr. Sturgeon was US$ 0.5 million.
Retention award agreement
At the time of a closing of the Merger, the entire amount of the retention award would become immediately payable.
If we give notice of termination to Mr. Sturgeon (other than for cause) or if he terminates for Good Reason prior to a change of control, Mr. Sturgeon would be entitled to receive the retention award at the time the Merger closes. If Mr. Sturgeon terminates for other than Good Reason or we terminate Mr. Sturgeon’s employment due to cause, Mr. Sturgeon shall not be entitled to the retention award after the date of such termination.
Assuming the Merger occurred on December 31, 2019, Mr. Sturgeon would be entitled to receive US$ 1.2 million, subject to deductions for social insurance and other withholdings.
Daniel Penn
Payments under employment agreement
Mr. Penn has an employment agreement for an indefinite term. Pursuant to Mr. Penn’s employment agreement, we may terminate Mr. Penn’s employment without cause on 12 months’ notice. Mr. Penn may terminate his employment for Good Reason. If we give notice of termination to Mr. Penn (other than for cause) or if Mr. Penn terminates for Good Reason, the Company will make payment in lieu of notice equal to 12 months of salary. Mr. Penn is also entitled to payment of an amount consisting of (i) two times his target annual non-equity incentive plan award and, (ii) his vacation days in respect of the notice period plus accrued vacation days and (iii) his annual target non-incentive plan award pro-rated to the termination date. Assuming a termination date of December 31, 2019, Mr. Penn would be entitled to receive US$ 2.0 million, subject to deductions for social insurance and other withholdings. Mr. Penn is also entitled to medical and dental insurance for a period of 12 months following termination.
Mr. Penn may also terminate his employment at any time on 12 months’ notice. We may elect to make payment in lieu of notice, and pay him the portion of his annual salary for the portion of the notice period remaining at the time the Company makes this election. Mr. Penn is also entitled to receive any earned but unpaid bonuses awarded in accordance with his employment agreement and payment for accrued vacation days. Assuming we elect to make payment in lieu of notice for the entire notice period and a termination date of December 31, 2019, Mr. Penn would be entitled to receive US$ 586,000, subject to deductions for social insurance and other withholdings.
In the event we terminate Mr. Penn’s employment due to cause, he is not entitled to receive any additional remuneration.
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
In the event of a change of control, all restricted stock units and options granted to Mr. Penn would vest and become immediately exercisable pursuant to Mr. Penn’s equity award agreements.
On December 31, 2019, the value of all unvested equity awards granted to Mr. Penn (including performance-based restricted stock units calculated at target performance) was US$ 1,374,624 and the value of all vested options was US$ 659,795.
Cash award agreement
If we give notice of termination to Mr. Penn (other than for cause) or if he terminates for Good Reason, any amount not yet paid under the cash award agreement would become immediately payable. If Mr. Penn terminates for other than Good Reason or we terminate Mr. Penn’s employment due to cause, Mr. Penn will not be entitled to any further payments under the cash award agreement after the date of such termination.
In the event of a change of control, any amount not yet paid under the cash award agreement would become immediately payable.
On December 31, 2019, the value of the cash award not yet paid to Mr. Penn was US$ 0.6 million.
Retention award agreement
At the time of a closing of the Merger, the entire amount of the retention award would become immediately payable.
If we give notice of termination to Mr. Penn (other than for cause) or if he terminates for Good Reason prior to a change of control, Mr. Penn would be entitled to receive the retention award at the time the Merger closes. If Mr. Penn terminates for other than Good Reason or we terminate Mr. Penn’s employment due to cause, Mr. Penn shall not be entitled to the retention award after the date of such termination.
Assuming the Merger occurred on December 31, 2019, Mr. Penn would be entitled to receive US$ 1.2 million, subject to deductions for social insurance and other withholdings.

Index

Pay Ratio Disclosure
We are providing the following information regarding the ratio of the annual total compensation of our principal executive officer to the annual total compensation of our median employee.
For 2019, the annual total compensation of our principal executive officer was US$ 3,854,462. For purposes of this disclosure, this amount is calculated as the average of the annual total compensation of our two co-Chief Executive Officers, as reported in the Summary Compensation Table. The annual total compensation of our median employee (other than the co-Chief Executive Officers) for 2019, was US$ 22,563. Based on this information, the ratio of the annual total compensation of our principal executive officer to the annual total compensation of our median employee for 2019 was 171:1.
We have concluded that the average total compensation of the two co-Chief Executive Officers for 2019 is the most appropriate representation of the annual total compensation of the principal executive officer for purposes of this pay ratio disclosure. This is consistent with the evaluation of the compensation of co-Chief Executive Officers, which is determined with reference to the average compensation of the chief executive officer and the second highest paid executive officer of the peer group (see “Use of Peer Group Companies” under the Compensation Discussion and Analysis section of this report).
In accordance with Item 402(u) of Regulation S-K, we are using the same median employee that was identified in 2018 for purposes of the pay ratio calculation because there has been no change in our employee population or employee compensation arrangements in 2019 that we believe would significantly change our pay ratio disclosure. For purposes of calculating total annual compensation of our median employee, we considered the salary and bonus (which do not include other non-wage compensation) earned by all active full-time and part-time employees of the Company (including all consolidated subsidiaries) as reflected in our payroll records. We annualized compensation for such employees that were not employed for the entire calendar year but did not make any cost-of-living adjustments. Amounts of compensation in a currency other than U.S. dollars have been translated using the exchange rate as of December 31, 2019. This pay ratio calculation is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the pay ratio disclosure presented here may not be comparable to the pay ratio reported by other companies.
Director Compensation
Historically, we have used a combination of cash and equity for the annual compensation of non-employee directors. Prior to the Company’s 2017 Annual General Meeting, each non-employee director was entitled to receive a cash fee of US$ 65,000 per annum and an award of restricted stock units having a value of approximately US$ 65,000 on the date of grant. In addition, the independent chairman of the Board was entitled to receive a cash fee of US$ 25,000 and the chair of each of our standing committees received an additional cash fee of US$ 5,000. Members of the Audit Committee were paid a cash fee of US$ 12,000. Members of the Compensation Committee and members of the Corporate Governance/Nominating Committee were paid a cash fee of US$ 5,000.
Since the Company’s 2017 Annual General Meeting, participating directors who are elected at an Annual General Meeting of the Company have the option of receiving annual director compensation either as (i) cash fees in the amounts previously paid for a year of Board and committee service (described above) and a grant of restricted stock units having a value of US$ 65,000 or (ii) a grant of restricted stock units having a value equal to the total remuneration a participating director would otherwise be entitled to receive for service on the Board and as a chair or a member of the Board’s standing committees plus a premium. For compensation consisting solely of restricted stock units, such compensation will only be received on the vesting of such restricted stock units on the first anniversary of the grant date and the compensation ultimately earned by participating directors will depend on share price performance, which serves to better align their interests with shareholders. All participating directors elected to receive director compensation for their current period of service in the form of restricted stock units. (See "Directors, Executive Officers and Corporate Governance" above for additional information on committee membership.)
The following table sets out information in respect of compensation earned by directors for the year ended December 31, 2019. Annual director compensation consists solely of grants of restricted stock units for participating directors for the current period of service, which commenced following the 2019 Annual General Meeting. We do not have any non-equity incentive compensation plans or pension or non-qualified deferred compensation earnings and directors received no other compensation. Messrs. Turner and Knag declined any director compensation.

	Fees Earned or Paid in Cash (US$)(1)	Stock Awards (US$)(2)(3)	Total Compensation (US$)
John K. Billock	100,000	212,503	312,503
Alfred Langer	100,000	183,752	283,752
Parm Sandhu	125,000	196,253	321,253
Kelli Turner	100,000	190,001	290,001

(1)
These amounts represent fees earned by directors in connection with their service on the special committee constituted by the Board of Directors to conduct the strategic review, which resulted in the proposed Merger. Mr. Sandhu received an additional fee for his service as the chair of the special committee.

(2)
These amounts consist of grants of restricted stock units and reflect total compensation paid to participating directors for current period of service, which commenced following the 2019 Annual General Meeting in May 2019. Stock awards representing compensation paid to directors for the period of service in 2019 that ended at the Company’s 2019 Annual General Meeting were reported in the proxy statement for the 2019 Annual General Meeting.

(3)
These amounts reflect aggregate grant date fair value of restricted stock unit awards granted during the fiscal year ended December 31, 2019 pursuant to the 2015 Stock Incentive Plan in accordance with ASC 718. Assumptions used in the calculation of this amount are included in Part II, Item 8, Note 17 to our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Such restricted stock units have a one-year vesting period.

Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information as of April 23, 2020 with respect to the beneficial ownership of shares of our outstanding voting securities of (i) each Named Executive Officer, (ii) each director, (iii) all directors and executive officers as a group and (iv) each shareholder known by us to beneficially own more than 5% of any class of our outstanding voting securities. Our outstanding voting securities are comprised of 254,298,255 shares of Class A Common Stock and a share of Series A Convertible Preferred Stock (the “Series A Preferred Share”), which is entitled to one vote for each of the 11,211,449 shares of Class A Common Stock into which it is convertible as of the foregoing date. Our other outstanding equity securities are the 200,000 shares of Series B Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), which are non-voting except in certain limited circumstances and which are convertible into approximately 111.1 million shares of Class A Common Stock at the option of TWBV. See Note 2 and Note 8 below for additional information regarding Series A Preferred Share and Series B Preferred Stock. Our other authorized class of equity securities is Class B Common Stock, par value $0.08 per share, of which there are no shares outstanding.
In computing the number and percentage of shares owned by each shareholder, we have included any shares of Class A Common Stock that could be acquired within 60 days of April 23, 2020 by the exercise of stock options, the vesting of restricted stock units or the conversion of shares of Series B Preferred Stock. These shares, however, are not counted in computing the percentage ownership of any other shareholder. Except as otherwise noted, each of the shareholders identified in the table has sole voting and investment power over the shares beneficially owned by such shareholder.

	Beneficial Ownership
Name of Beneficial Owner	Class A Common Stock	Options and RSUs (1)	Series B Preferred Stock (2)	% Ownership
John K. Billock	181,614	58,220	—	*
Peter Knag	—	—	—	--
Alfred Langer	196,322	50,343	—	*
Parm Sandhu (3)	313,782	53,768	—	*
Kelli Turner	196,491	52,055	—	*
Trey Turner (Theodore McKinley Turner III)	—	—	—	--

Michael Del Nin (4)	963,003	652,951	—	*
Christoph Mainusch (5)	974,646	652,951	—	*
David Sturgeon (6)	487,153	260,571	—	*
Daniel Penn (7)	423,499	326,476	—	*

All directors and executive officers as a group (10 persons)	3,736,510	2,107,335	—	2.28%

AT&T Inc.(8)	162,334,771	—	111,136,877	74.83%
Warner Media, LLC (formerly Time Warner Inc.) (8)	162,334,771	—	111,136,877	74.83%
TW Media Holdings LLC (8)	162,334,771	—	111,136,877	74.83%
Time Warner Media Holdings B.V. (8)	162,334,771	—	111,136,877	74.83%

*	Less than 1.0%.

(1)
Includes shares of Class A Common Stock underlying exercisable stock options or vested restricted stock units and stock options or restricted stock units that will become exercisable or vest within 60 days of April 23, 2020.

(2)
Represents the number of shares of Class A Common Stock into which the 200,000 outstanding shares of Series B Preferred Stock is convertible. For additional information on the Series B Preferred Stock, see Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)	Represents shares beneficially owned by Mr. Sandhu which are held in a family trust.

(4)	Does not include 486,395 shares of Class A Common Stock underlying unvested restricted stock units.

(5)	Does not include 486,395 shares of Class A Common Stock underlying unvested restricted stock units.

(6)	Does not include 177,803 shares of Class A Common Stock underlying unvested restricted stock units.

(7)	Does not include 222,283 shares of Class A Common Stock underlying unvested restricted stock units.

Index

(8)
Information (other than percentage ownership) for AT&T Inc.("AT&T"), Warner Media, TW Media Holdings LLC (“TWMH”) and TWBV is based upon a statement on Schedule 13D/A filed jointly by them on October 28, 2019. The address of AT&T, a Delaware corporation, is 208 S.Akard St., Dallas, Texas 75202. The address of each of Warner Media, a Delaware limited liability company, and TWMH, a Delaware limited liability company, is 30 Hudson Yards, New York, New York 10001. The address of TWBV, a private limited liability company organized under the laws of The Netherlands, is Piet Heinkade 173, 1019GM Amsterdam, The Netherlands. AT&T owns directly and indirectly all of the equity interests of Warner Media. Warner Media owns directly and indirectly all of the equity interests of TWMH and TWMH owns directly all of the equity interests of TWBV. AT&T, Warner Media, TWBV and TWMH beneficially own the Series A Preferred Share and 200,000 shares of Series B Preferred Stock, both of which are directly held by TWBV. TWBV as the direct holder of the Series A Preferred Share is entitled to one vote per each 11,211,449 shares of Class A Common Stock into which it is convertible. Pursuant to the terms of the Certificate of Designation of the Series A Preferred Share, the underlying shares of Class A Common Stock were not included in the calculations of ownership percentages set forth in the table above. For additional information on the Series A Preferred Share, see Note 14 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

On April 25, 2018, Warner Media and TWBV exercised outstanding warrants to purchase 100,926,996 shares of Class A Common Stock (which shares are included in the Class A Common Stock ownership in the table above). At the time of the exercise of these warrants, Warner Media and TWBV each undertook for a period of at least two years to transfer the right to vote these 100,929,996 shares at general meetings of the Company to the independent directors of the Company and issued standing proxies to the independent directors authorizing them to vote such shares in proportion to votes otherwise cast on all matters at a general meeting (other than at any general meeting where the agenda includes a Change of Control Event (as defined in the standing proxies)). Because these standing proxies had a twelve-month term, each of Warner Media and TWBV issued a replacement proxy with a twelve-month term substantially identical to the initial standing proxy on April 25, 2019. On April 25, 2020, each of Warner Media and TWBV issued a third standing proxy identical to the initial standing proxy following the expiration of the twelve-month term of the replacement proxy; and Warner Media and TWBV have agreed not to revoke the proxies prior to their expiration dates.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review and Approval of Related Party Transactions
All transactions with our directors and executive officers or with other persons that are subject to review, ratification or approval by us under relevant SEC regulations and Nasdaq Marketplace Rules in which the Company is a participant are reviewed to determine whether such persons have a direct or indirect material interest. Management is primarily responsible for the development and implementation of processes and controls to obtain information in respect of such related party transactions and for determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction.
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
Related Party Transactions
We consider our related parties to be those shareholders who have direct control and/or influence and other parties that can significantly influence management as well as our officers and directors; a “connected” party is one in relation to whom we are aware of the existence of a family or business connection to a shareholder, director or officer. We have identified transactions with individuals or entities associated with AT&T Inc., who is represented on our Board of Directors and held a 44.3% voting interest in the Company as at December 31, 2019, as material related party transactions.
AT&T Inc.
AT&T Inc. is the largest beneficial owner of shares of our Class A common stock. See "Security Ownership of Certain Beneficial Owners and Management" above for information regarding its beneficial and voting interest in the Company. Furthermore, AT&T Inc. has the right to appoint one less director than the number required to constitute a majority of our Board of Directors, provided that AT&T Inc. continues to own at least 40% of the voting power of the Company. In addition, we are party to an amended investor rights agreement with Warner Media and the other parties thereto under which, among other things, Warner Media was granted a contractual pre-emptive right (subject to certain exclusions) with respect to issuances of the Company’s equity securities, which permits it to maintain its pro rata economic interest as well as a right to top any offer that would result in a change of control of the Company. In addition, Warner Media is our largest secured creditor, as it guarantees 100% of our outstanding senior indebtedness. Warner Media is also the lender under the US$ 75.0 million 2023 Revolving Credit Facility. The Reimbursement Agreement between us and Warner Media in respect of those guarantees and the 2023 Revolving Credit Facility contain maintenance covenants in respect of interest cover, cash flow cover and total leverage ratios and include covenants with limitations on the incurrence of indebtedness (including refinancing indebtedness), the provision of guarantees, acquisitions and disposals and granting security.

Index

The table below sets forth transactions between the Company and AT&T Inc. and its subsidiaries for the year ending December 31, 2019.

For The Year Ending December 31, 2019
(US$ in 000's)
Cost of revenues	$20,666
Interest expense	17,380
Programming liabilities	10,553
Other accounts payable and accrued liabilities	267
Accrued interest payable (1)	1,103
Other non-current liabilities (2)	33,465

(1)
Amount represents accrued fees payable to Warner Media for guaranteeing the Company’s 2021 Euro Loan and the Company’s 2023 Euro Loan for which we have not yet paid in cash. For additional information on our long-term debt, see Part II, Item 8, Note 4 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)
Amount represents the accrued fees payable to Warner Media for guaranteeing the Company’s 2023 Euro Loan for which we had previously made an election to pay in kind. For additional information on our long-term debt, see Part II, Item 8, Note 4 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
On an annual basis, the Corporate Governance/Nominating Committee reviews all material relationships any Director nominee and any director who is serving a term currently may have with the Company. Directors complete questionnaires that are used to establish the independence of independent directors as well as of the members of the Audit Committee and the Compensation Committee, to confirm the qualifications of the members of our Audit Committee and to disclose any transaction with us or our subsidiaries in which a director or executive officer (or any member of his or her immediate family) has a direct or indirect material interest. In the course of the determination by the Board regarding the independence of each director, it considered the beneficial ownership of such director or his or her affiliates in the Company as well as any transactions or arrangements that each director has with us.
Following an evaluation of factors specific to each director, the Board has affirmatively determined that John Billock, Alfred Langer, Parm Sandhu and Kelli Turner have no material direct or indirect relationship with us and qualify as independent directors pursuant to the Nasdaq Marketplace Rules.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
EY’s audit fees (including reimbursement of out-of-pocket expenses) for auditing our annual consolidated financial statements for the year ended December 31, 2019 and reviewing our interim financial statements included in our filings on Forms 10-Q were US$ 2,003,765 (2018: US$ 2,101,000).
Audit-Related Fees
We paid no audit-related fees to EY for the years ended December 31, 2019 and 2018.
Tax Fees
We did not engage EY for tax related services during the year ended December 31, 2019 and 2018.
All Other Fees
There were no other fees paid to EY for the years ended December 31, 2019 or 2018.
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

Index

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Central European Media Enterprises Ltd.
Date:	April 27, 2020	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer